Form 10QSB
period 1996-06-30
HERITAGE OAKS BANCORP
filed 1996-08-14
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _______  to _______

Commission File No. 0-25020
                    -------
                             HERITAGE OAKS BANCORP
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                              STATE OF CALIFORNIA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   77-0388249
         --------------------------------------------------------------
                     (I.R.S. Employer Identification Code)

                    545 12th STREET, PASO ROBLES, CA  93446
         --------------------------------------------------------------
                         (Address of principal office)

                                 (805) 239-5200
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                              YES   x      NO
                                  -----       -----

Aggregate market value of Common Stock of Heritage Oaks Bank at August 10, 1996: $7,069,608.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 673,296 shares outstanding at August 10, 1996

                             HERITAGE OAKS BANCORP
                          CONSOLIDATED BALANCE SHEETS


                                                                       06/30/96       12/31/95     06/30/95
ASSETS                                                               (unaudited)           (1)   (unaudited)
                                                                     -----------   -----------   -----------
Cash and due from banks                                               $9,619,342    $9,047,414   $10,337,980
Federal funds sold                                                     2,900,000     1,750,000             0
                                                                     -----------   -----------   -----------
   Total cash and cash equivalents                                    12,519,342    10,797,414    10,337,980

Securities Available for sale                                          5,247,758     5,228,200     4,952,000
Securities held to maturity (see note 2)                              10,613,490    12,314,492    14,448,164

Loans, net( see note 3)                                               43,902,946    39,919,646    39,177,480

Time deposits with other banks                                           100,000       100,000       100,000
Property, premises and equipment, net                                  1,735,869     1,666,243     1,639,065
Other real estate owned                                                        0             0             0
Cash surrender value life insurance                                      733,287       692,424       674,143
Other assets                                                           1,655,631     1,626,506     1,755,946
                                                                     -----------   -----------   -----------
     TOTAL ASSETS                                                    $76,508,323   $72,344,925   $73,084,778
                                                                     ===========   ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing                                          $6,581,953    $7,495,670    $7,173,905
Savings, NOW, and money market deposits                               34,990,140    28,632,276    29,459,201
Time deposits of $100,000 or more                                      2,220,890     3,051,959     3,597,811
Time deposits under $100,000                                          22,865,240    25,534,192    25,252,044
                                                                      ----------    ----------    ----------
    Total deposits                                                    66,658,223    64,714,097    65,482,961

Other borrowed money                                                   1,923,750             0     1,000,000
Other liabilities                                                      1,397,193     1,405,365       989,092
                                                                      ----------    ----------    ----------
   Total liabilities                                                  69,979,166    66,119,462    67,472,053

Stockholders' equity
 Common stock, no par value;
 20,000,000 shares authorized; issued and outstanding
 669, 192, 665,355 and 665,355 for June, 30, 1996, December
 31, 1995, and June 30, 1995, respectively                             4,054,147     4,033,809     4,032,084
Valuation allowance on securities available for sale                    (493,167)     (513,521)     (680,317)
Retained earnings                                                      2,968,177     2,705,175     2,260,958
                                                                     -----------   -----------   -----------
    Total stockholders' equity                                         6,529,157     6,225,463     5,612,725
                                                                     -----------   -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $76,508,323   $72,344,925   $73,084,778
                                                                     ===========   ===========   ===========


(1)      These numbers have been derived from the audited financial statements.

                  See notes to condensed financial statements.

                             HERITAGE OAKS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                      For the three months ended June 30,

                                                                            1996          1995
                                                                     (unaudited)   (unaudited)
                                                                    -------------  -----------
INTEREST INCOME:

Interest and fees on loans                                            $1,110,738    $1,020,391
Investment securities                                                    209,750       306,423
Federal funds sold and commercial paper                                   20,148        24,073
Time certificates of deposit                                               1,397         2,512
                                                                      ----------   -----------
   Total interest income                                               1,342,033     1,353,399

INTEREST EXPENSE:

   Now accounts                                                           76,355        91,707
   MMDA accounts                                                          24,541        39,106
   Savings accounts                                                       53,828        54,121
   Time deposits of $100,000 or more                                      25,902        44,013
   Other time deposits                                                   301,703       349,376
   Other borrowed funds                                                   12,109        11,671
                                                                      ----------   -----------
   Total interest expense                                                494,438       589,994

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                     847,595       763,405
Provision for loan losses                                                 22,500        15,000
                                                                      ----------   -----------
   Net interest income after provision for loan losses                   825,095       748,405

OTHER INCOME:
Service charges on deposit accounts                                       92,963        88,149
Investment securities gains, net                                               0           196
Other income                                                             640,491       530,980
                                                                      ----------   -----------
   Total other income                                                    733,454       619,325

OTHER EXPENSE:
Salaries and employee benefits                                           439,649       377,567
Occupancy and equipment                                                  195,157       113,312
Other expenses                                                           541,124       451,489
                                                                      ----------   -----------
   Total other expense                                                 1,175,930       942,368
                                                                      ----------   -----------
   Income before provision for income taxes                              382,619       425,362
   Provision for applicable income taxes                                 146,008       166,217
                                                                      ----------   -----------
   NET INCOME                                                           $236,611      $259,145
                                                                      ==========   ===========

   Earnings per share:
     Primary earnings per share
     Fully diluted earnings per share (note 4)                             $0.34         $0.39



                  See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                       For the six months ended June 30,


                                                                            1996          1995
INTEREST INCOME:                                                     (unaudited)   (unaudited)
                                                                    ------------   -----------
Interest and fees on loans                                           $ 2,173,267   $ 1,983,287
Investment securities                                                    448,627       631,663
Federal funds sold and commercial paper                                   42,667        47,593
Time certificates of deposit                                               2,522         4,200
                                                                    ------------   -----------
   Total interest income                                               2,667,083     2,666,743

INTEREST EXPENSE:

   Now accounts                                                          139,175       154,499
   MMDA accounts                                                          47,910        83,909
   Savings accounts                                                      103,733       111,703
   Time deposits of $100,000 or more                                      60,058        87,987
   Other time deposits                                                   634,062       667,958
   Other borrowed funds                                                   12,213        51,716
                                                                    ------------   -----------
   Total interest expense                                                997,151     1,157,772

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                   1,669,932     1,508,971
Provision for loan losses                                                 45,000        30,000
                                                                    ------------   -----------
   Net interest income after provision for loan losses                 1,624,932     1,478,971

OTHER INCOME:
Service charges on deposit accounts                                      178,345       168,729
Investment securities gains, net                                               0          (913)
Other income                                                           1,279,836     1,059,698
                                                                    ------------   -----------
   Total other income                                                  1,458,181     1,227,514

OTHER EXPENSE:
Salaries and employee benefits                                           854,105       728,343
Occupancy and equipment                                                  343,220       213,872
Other expenses                                                         1,114,025       865,435
                                                                    ------------   -----------
   Total other expense                                                 2,311,350     1,807,650
                                                                    ------------   -----------
   Income before provision for income taxes                              771,763       898,835
   Provision for applicable income taxes                                 295,751       354,484
                                                                    ------------   -----------
   NET INCOME                                                        $   476,012   $   544,351
                                                                    ============   ===========

   Earnings per share:
     Earnings per share (note 4)                                           $0.70         $0.81



        See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Period ended June 30, 1996 and 1995


                                                               1996         1995
                                                         (unaudited)  (unaudited)
                                                       --------------------------
Cash flows from operating activities:
   (dollars in thousands
  Net Income                                            $   476,012  $   544,351
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                        106,293       88,776
       Provision for possible loan loss                      45,000       30,000
       Increase (decrease) in deferred loan fees             22,025      (20,448)
       Net gain on sales of investment securities                 0          913
       Amortization of premiums (Discount accretion)
         on investment securities, net                      (33,074)     (78,547)
       Loss on sale of other real estate owned                    0      (13,314)
       Gain on sale of property, premises, and equipment     (3,728)         380
       Decrease (increase) in other assets                  (39,929)     (84,451)
       Increase (decrease) in other liabilities              (8,172)      50,973
                                                        -------------------------
         Net cash provided by operating activities          564,427      518,633


Cash flows from investing activities:
   Purchase of investment securities                       (510,344)  (1,332,127)
   Proceeds from sales, princ reductions and
     maturities from investment securities                2,259,748    7,135,514
   Net decrease in real estate acquired in
     settlement of loans                                          0      258,978
    Purchase of insurance policies                          (40,863)
   Increase in loans, net                                (4,050,325)  (3,387,719)
   Purchase of property, premises and equipment, net       (175,919)    (240,383)
                                                       --------------------------
         Net cash provided by (used for)                 (2,517,703)   2,434,263
           investing activities

Cash flows from financing activities:
   Increase (decrease) in deposits, net                   1,944,126    2,877,833
   Payments under capital leases                                  0            0
   Net increase in other borrowings                       1,923,750   (3,727,500)
   Proceeds from exercise of stock options                   20,338
   Cash Dividends Paid                                     (213,010)           0
                                                       --------------------------
         Net cash provided by (used in) financing
           activities                                     3,675,204     (849,667)
                                                       --------------------------

Net increase (decrease) in cash and cash equivalents      1,721,928    2,103,229
Cash and cash equivalents at beginning of year           10,797,414    8,250,226
                                                       --------------------------
Cash and cash equivalents at end of period              $12,519,342  $10,353,455
                                                       ==========================

                  See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 June 30, 1996
                                  (unaudited)

(Dollars in thousands)                                                Evaluation                     Total
                                              Shares        Common  Reserve FASB      Retained   Stockholders'
                                           outstanding       Stock     # 115          Earnings       Equity
                                           -----------    --------- ------------      --------    -----------
Balances, December 31, 1995                    665,655   $4,033,809    ($513,521)   $2,705,175    $6,225,463

  FASB 115 adjustment                               --           --       20,354            --        20,354

  Exercise of stock options                      3,537       20,338           --            --        20,338

  Cash dividends paid - $.32 per share              --           --           --      (213,010)     (213,010)


  Net income through June 30, 1996                  --           --           --       476,012       476,012
                                               -------    ---------    ---------    ----------    ----------
Balances, June 30, 1996                        669,192   $4,054,147    ($493,167)   $2,968,177    $6,529,157
                                               =======    =========    =========    ==========    ==========


                  See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at June 30, 1996, December 31, 1995, and June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to shareholders.
The results for the six months ended June 30, 1996 may not necessarily be indicative of the operating results for the full year.


Note 2: INVESTMENT SECURITIES

The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debit and equity securities that the company has the positive intent and ability to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.
Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at June 30, 1996 and December 31, 1995 were:

                                                                         Gross         Gross
                                                          Amortized   Unrealized    Unrealized        Fair
June 30, 1996                                                Cost        Gains         Losses        Value
                                                       ------------------------------------------------------
U.S. Treasury securities                                 $1,001,118           $0      ($30,805)     $970,313
Obligations of U.S. government agencies and
corporations                                              4,501,600            0     ($226,155)    4,275,445
Other securities                                              2,000            0             0         2,000
                                                       ------------------------------------------------------
     TOTAL                                               $5,504,718           $0     ($256,960)   $5,247,758
                                                       ======================================================



December 31, 1995                                                        Gross         Gross
                                                          Amortized   Unrealized    Unrealized        Fair
                                                             Cost        Gains         Losses        Value
                                                       ------------------------------------------------------
U.S. Treasury securities                                 $1,001,388           $0      ($13,888)     $987,500
Obligations of U.S. government agencies and
corporations                                              4,500,984            0      (262,284)    4,238,700
Other securities                                              2,000            0             0         2,000
                                                       ------------------------------------------------------
     TOTAL                                               $5,504,372           $0     ($276,172)   $5,228,200
                                                       ======================================================

The amortized cost and fair values of investment securities held to maturity at June 30, 1996 and December 31, 1995 were:


                                                                         Gross         Gross
June 30, 1996                                             Amortized   Unrealized    Unrealized        Fair
                                                             Cost        Gains         Losses        Value
                                                        ----------------------------------------------------
U.S. Treasury securities                                    $95,971           $0         ($109)      $95,862
Obligations of U.S. government agencies and
corporations                                              7,594,456       46,630      (224,476)    7,416,610
Obligations of state and political subdivisions           2,923,063       29,340        (2,895)    2,932,445
                                                        ----------------------------------------------------
     TOTAL                                              $10,613,490      $75,970     ($227,480)  $10,444,917
                                                        ====================================================


                                                                         Gross         Gross
                                                          Amortized   Unrealized    Unrealized        Fair
December 31, 1995                                            Cost        Gains         Losses        Value
                                                        ----------------------------------------------------
U.S. Treasury securities                                   $100,000           $0       ($1,500)      $98,500
Obligations of U.S. government agencies and
corporations                                              9,686,312      211,210       (83,957)    9,813,565
Obligations of state and political subdivisions           2,528,180       45,753        (1,595)    2,572,338
                                                        ----------------------------------------------------
     TOTAL                                              $12,314,492     $256,963      ($87,052)  $12,484,403
                                                        ====================================================


Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                         June 30,   December 31,
                                                           1996         1995
                                                        ------------------------
Commercial, financial, and agricultural                 $13,943,983  $10,410,604
Real estate-construction                                  8,495,198    7,261,097
Real estate-mortgage                                     16,305,301   15,917,437
Installment loans to individuals                          6,001,619    7,093,480
All other loans (including overdrafts)                       66,506      130,840
                                                        ------------------------
                                                         44,812,607   40,813,458
                                                        ------------------------
Less - deferred loan fees                                   149,575      127,550
Less - reserve for possible loan losses                     760,086      766,262
                                                        ------------------------
     Total loans                                        $43,902,946  $39,919,646
                                                        ========================


Concentration of Credit Risk

At June 30, 1996, approximately $24,800,499 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in Northern San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $841,000 and $758,115 at June 30, 1996 and December 31, 1995, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $40,850, $92,412, for the period ended June 30, 1996 and December 31, 1995, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                         June 30,   December 31,
                                                           1996         1995
                                                         -----------------------
Balance at beginning of year                               $766,262     $875,712
Additions charged to operating expense                       45,000       60,000
Loans charged off                                           (67,257)    (181,110)
Recoveries of loans previously charged off                   16,081       11,660
                                                         -----------------------
     Balance at end of year                                $760,086     $766,262
                                                         =======================


At June 30, 1996, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $155,955 and undisbursed loan commitments in the amount of $10,196,451. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

Beginning in 1995, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The implementation of FASB 114 did not have a material effect on the Company's financial position or operating results for the first quarter of 1996.

Management believes that the allowance for credit losses at June 30, 1996 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.


Note 4: Earnings Per Share:

Primary earnings per share are based on the weighted average number of shares outstanding including dilutive common stock equivalents during each period, which were 683,600 and 665,355 for June 30 1996 and 1995, respectively.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Oaks Bancorp (the "Company") commenced operations on November 15, 1994 with the acquisition of Heritage Oaks Bank (the "Bank"). Each shareholder of the Bank received one share of stock in the Company in exchange for each share of Heritage Oaks Bank stock owned. The Bank became a wholly owned subsidiary of the Company. This is the only subsidiary owned by the Company.

SUMMARY OF FINANCIAL RESULTS

As of June 30, 1996, total consolidated assets of Heritage Oaks Bancorp were $76,508,323 compared to $73,084,778 as of June 30, 1995. Total consolidated assets at December 31, 1995 were $72,344,925.

Total cash at June 30, 1996 was $9,619,342 up from the $9,047,414 at December 31, 1995. The large cash balance is needed to fund the Bank's automatic teller machine ( ATM ) network. As of June 30, 1996, the Bank was operating approximately 72 ATMs.

Total net loans at June 30, 1996 were $43,902,946 which was up $3,983,300 from the $39,919,646 at December 31, 1995. Management intends to aggressively increase the level of loans outstanding. There have been four bank mergers in our market area and the bank is expecting to grow significantly this year. The total loans outstanding are up $4,725,466 from June 30, 1995. As securities have been maturing, the proceeds have been reinvested in loans. This has increased the yield and helped improve the net interest margin.

Securities available for sale were carried at market value and were $5,247,758 at June 30, 1996 compared to $5,228,200 at December 31, 1995. Securities held to maturity were carried at an amortized cost of $10,613,490 at June 30, 1996 compared to $12,314,492 at December 31, 1995. This decrease is attributable to the maturity of securities.

Federal funds sold were $2,900,000 at June 30, 1996 and $1,750,000 at December 31, 1995.

Total deposits were $66,658,223 at June 30, 1996 as compared to $64,714,097 in deposits at December 31, 1995. Total deposits are expected to grow significantly for the remainder of the year as a result of four bank mergers in our market area.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $64,437,33 represented 96.67% of total deposits at June 30, 1996. The Company has never purchased funds through deposit brokers. As a result of several mergers in the Bank's market area it is anticipated that the Bank's total market share will grow this year. The Bank is now the largest independent bank in our market.


RESULTS OF OPERATIONS

The Company reported net income for the six months ended June 30, 1996 of $476,012 or $.70 per share compared to $544,351 or $.81 per share. Net income for the second quarter of 1996 was $236,611 or $.34 per share compared to
$259,145 or $.39 per share for the comparable period in 1995.   The following
discussion highlights changes in certain items in the consolidated statements of income.

Net interest income

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. The net interest margin is the amount of net interest income expressed as a percentage of average earning assets. Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates.

Net interest income for the six months ended June 30, 1996 was $1,669,932 representing an improvement of $160,961 or 10.67% more than $1,508,971 for the comparable period in 1995. As a percentage of average earning assets, net interest margin for the first six months of 1996 increased to 2.79% from 2.51% in the same period one year earlier. The increase in net interest margin is primarily due to a decrease in interest bearing liabilities from 3.96% to 3.51%.

Average interest earning assets were $59,830,000 for June 30, 1996 compared to $60,183,000 for June 30, 1995. Average interest-bearing liabilities decreased to $57,361,000 at June 30, 1996 from $58,971,000 at June 30, 1995. The bank paid off the other borrowings that it had. Average interest rates on interest-bearing liabilities dropped from 3.96% for the first six months of 1995 to 3.51% for the first six months of 1996.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the six months ended June 30, 1996 and 1995.

                   AVERAGE BALANCE SHEET INFORMATION JUNE 30,

                (dollars in thousands)                1996                                      1995
                                         Average Avg Yield        Amount       Average     Avg Yield     Amount
                                         Balance Rate Paid      Interest       Balance     Rate Paid   Interest
                                         ------- ---------      --------   -----------     ---------   ---------
Interest Earning Assets:
  Time deposits with other banks            $100      6.05%           $3          $100          6.50%        $4
  Investment securities taxable           13,063      5.62%          364        19,904          5.92%       584
  Investment securities non-taxable        2,714      4.98%           67         1,750          5.53%        48
  Federal funds sold                       1,722      5.04%           43         1,670          5.80%        48
  Loans (1)(2)                            42,231     10.46%        2,190        36,759         10.88%     1,983
                                         -------     -----        ------       -------         -----     -------
  Total interest earning assets           59,830      8.99%        2,667        60,183          8.94%     2,667
                                         -------     -----        ------       -------         -----     -------
Allowance for possible loan losses          (779)                                 (871)
Non-earning assets:
  Cash and due from banks                 10,023                                 8,588
  Property, premises and equipment         1,640                                 1,565
  Other assets                             2,257                                 2,275
                                         -------                              --------
TOTAL ASSETS                             $72,971                               $71,740
                                         =======                              ========
Interest-bearing liabilities
  Savings/NOW/money market
    accounts MMDA                        $30,007      1.96%          291       $28,262          2.50%       351
  Time deposits                           26,912      5.20%          694        29,082          5.25%       757
  Other borrowings                           442      5.47%           12         1,627          6.20%        50
                                         -------                  ------      --------                   -------
  Total interest-bearing
    liabilities                           57,361      3.51%          997        58,971          3.96%     1,158
                                         -------                              --------
Non-interest bearing liabilities
  Demand deposits                          8,037                                 6,741
  Other liabilities                        1,560                                   788
                                         -------                              --------
   Total liabilities                      66,958                                66,500

Stockholder's equity
  Common stock                             4,032                                 4,032
  Retained earnings                        2,479                                 1,920
  Valuation Allowance Investments           (498)                                 (712)
                                         -------                              --------
  Total stockholders' equity               6,013                                 5,240
                                         -------                              --------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $72,971                               $71,740
                                         =======                              ========
Net interest income                                               $1,670                                 $1,509
                                                                  ======                                 ======
Net interest margin (3)                               2.79%                                     2.51%

(1)  Nonaccrual loans have been included in total loans.

(2) Loan fees of $110,000 and $129,000 for 1996 and 1995, respectively have been included in the interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note: All average balances have been computed using daily balances.

Other Income

Other income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Other income for the six months ended June 30, 1996 was $1,458,181 compared to $1,227,514 for the comparable period in 1995. The primary increase in other income is attributable to bankcard merchant fees, ATM transaction fees, and ATM interchange income. ATM transaction fees and interchange income were $726,515 during the six months ended June 30, 1996 compared to $716,818 during the same period for 1995. The large increase is due to the aggressive expansion in the Company's ATM network. The Bank receives income for each transaction. Approximately, half of the ATMs are located at
gaming sites on Native American lands.   The competition related to the
installation of ATM machines has been increasing and could reduce future income from these machines. The Bank has lost a couple of large sites this year.

Other Expense

During May, the Bank opened a new branch in downtown San Luis Obispo. Other expense has grown as a result of the additional branch and an overhaul of the bank's data processing technology. Salaries and employee benefits expense were $854,105 and $728,343 for June 30, 1996 and 1995, respectively. Full time equivalent employees were 52 at June 30, 1996 compared to 46 at June 30, 1995.

Occupancy and equipment costs grew to $343,220 for the six months ended June 30, 1996 from $213,872 for the comparable period of 1995. The Bank has updated its computer equipment and has installed a wide area network and a local area network. There were also additional costs for depreciation and rent expense for the new branch. The Bank is continuing to upgrade its equipment and services and has recently installed a 24-hour voice response system.

Other expenses increased to $1,114,025 for the six months ended June 30, 1996 compared to $865,435 for the six months ended June 30, 1995. The increase in other expenses reflected increases associated with the growth of the Bank's ATM sites at locations other than on native American gaming sites. During the year the Bank has opened new sites and closed out sites that were losing money.
This growth in the ATM network at non gaming locations requires more machines and more expense to offset lost sites at gaming reservations.

LOCAL ECONOMY

The California economy is expected to continue recovering at a very modest rate during 1996, with the local economy in the Bank's primary service area anticipated to show higher rates of growth than the state as a whole. During 1994, a large retail store was opened in Paso Robles providing the only large retailer for a 30-mile radius. Phase two will add more major retail stores. Construction on phase two is expected to begging during the fourth quarter of this year. One of our branches is located across the street from this center. The Bank opened a new branch in downtown San Luis Obispo. This new branch will target business customers in that area. Three of the local community banks in our market area have been acquired and a major Bank in our market area is closing branches in connection with a recent merger.

Capital

The Company's total stockholders equity was $6,529,157 as of June 30, 1996 compared to $6,225,463 as of December 31, 1995. The increase in capital was from net income and an improvement in valuation allowance for investments. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as Available for Sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity. The Company also paid its annual cash dividend to stockholders during the first quarter of 1996. The dividend paid was $213,010.

Capital ratios for commercial banks in the United States are generally calculated using three different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as: "Tier One
Risk Based Capital Ratio"  and the "Total Risk Based Capital Ratio."   These
standards were developed through joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk- weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at June 30, 1996. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)

                              Well-Capitalized        Heritage
                             Regulator Standard       Oaks Bank
Leverage Ratio                       5.00%               8.76%

Tier One Risk Based Capital Ratio    6.00%              12.88%

Total Risk Based Capital Ratio      10.00%              14.16%

It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $2,500,000.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At June 30, 1996, the ratio of liquid assets to deposits and other liabilities was 26.32%. The ratio of loans to deposits, another key liquidity ratio, was 66.44% at June 30, 1996.





INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital.
The effect on inflation during the period ended June 30, 1996 has not been significant to the Bank's financial position or result of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: August 10, 1996




                                            S/ Lawrence P. Ward
                                            -------------------
                                            Lawrence P. Ward
                                            President
                                            Chief Executive Officer



                                            S/ Robert E. Bloch
                                             ------------------
                                            Robert E. Bloch
                                            Chief Financial Officer
                                            Executive Vice President