Form 10QSB
period 1996-09-30
HERITAGE OAKS BANCORP
filed 1996-11-14
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _______  to _______

Commission File No. 0-25020

                             HERITAGE OAKS BANCORP
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                              STATE OF CALIFORNIA
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   77-0388249
-------------------------------------------------------------------------------
                     (I.R.S. Employer Identification Code)

                    545 12th STREET, PASO ROBLES, CA  93446
-------------------------------------------------------------------------------
                         (Address of principal office)

                                 (805) 239-5200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   x           NO
                              -------          -------

Aggregate market value of Common Stock of Heritage Oaks Bank at
November 7,1996: $7,428,256.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 675,296 shares outstanding at November 7,1996

                             HERITAGE OAKS BANCORP
                          CONSOLIDATED BALANCE SHEETS


                                                                                          09/30/96       12/31/95        09/30/95
ASSETS                                                                                  (unaudited)          (1)       (unaudited)
                                                                                    -----------------------------------------------
Cash and due from banks                                                                  $9,853,169     $9,047,414      $9,786,164
Federal funds sold                                                                        2,500,000      1,750,000         200,000
                                                                                    -----------------------------------------------
   Total cash and cash equivalents                                                       12,353,169     10,797,414       9,986,164
Securities Available for sale                                                             5,834,000      5,228,200       5,152,100
Securities held to maturity (see note 2)                                                 11,127,892     12,314,492      13,959,296

Loans, net( see note 3)                                                                  43,593,906     39,919,646      39,769,838

Time deposits with other banks                                                              100,000        100,000         100,000
Property, premises and equipment, net                                                     1,819,382      1,666,243       1,650,663
Other real estate owned                                                                           0              0               0
Cash surrender value life insurance                                                         720,580        692,424         683,272
Other assets                                                                              1,803,658      1,626,506       1,848,422
                                                                                    -----------------------------------------------
     TOTAL ASSETS                                                                       $77,352,587    $72,344,925     $73,149,755
                                                                                    ===============================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing                                                            $10,319,967     $7,495,670      $8,262,163
Savings, NOW, and money market deposits                                                  36,807,032     28,632,276      29,984,261
Time deposits of $100,000 or more                                                         1,938,612      3,051,959       2,484,183
Time deposits under $100,000                                                             20,184,502     25,534,192      25,446,173
                                                                                    -----------------------------------------------
    Total deposits                                                                       69,250,113     64,714,097      66,176,780

Other borrowed money                                                                              0              0               0
Other liabilities                                                                         1,275,390      1,405,365       1,010,921
                                                                                    -----------------------------------------------
   Total liabilities                                                                     70,525,503     66,119,462      67,187,701

Stockholders' equity
 Common stock, no par value;
 20,000,000 shares authorized; issued and outstanding 675,296, 665,655 and
 665,355 for September, 30, 1996, December 31, 1995, and September 30, 1995,
 respectively                                                                             4,089,245      4,033,809       4,032,084
Valuation allowance on securities available for sale                                       (437,814)      (513,521)       (560,802)
Retained earnings                                                                         3,175,653      2,705,175       2,490,772
                                                                                    -----------------------------------------------
    Total stockholders' equity                                                            6,827,084      6,225,463       5,962,054
                                                                                    -----------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $77,352,587    $72,344,925     $73,149,755
                                                                                    ===============================================


(1)  These numbers have been derived from the audited financial statements.

                  See notes to condensed financial statements.

                             HERITAGE OAKS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended September 30,

                                                                                               1996           1995
                                                                                        (unaudited)    (unaudited)
                                                                                    -------------------------------
INTEREST INCOME:

Interest and fees on loans                                                               $1,171,168     $1,108,615
Investment securities                                                                       218,752        291,520
Federal funds sold and commercial paper                                                      40,820         14,077
Time certificates of deposit                                                                  1,406          1,725
                                                                                    -------------------------------
   Total interest income                                                                  1,432,146      1,415,937

INTEREST EXPENSE:

   Now accounts                                                                             115,373         83,748
   MMDA accounts                                                                             38,937         39,859
   Savings accounts                                                                          58,973         52,376
   Time deposits of $100,000 or more                                                         26,754         37,965
   Other time deposits                                                                      270,007        350,991
   Other borrowed funds                                                                       6,947          6,871
                                                                                    -------------------------------
   Total interest expense                                                                   516,991        571,810

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                        915,155        844,127
Provision for loan losses                                                                    22,500         15,000
                                                                                    -------------------------------
   Net interest income after provision for loan losses                                      892,655        829,127

OTHER INCOME:
Service charges on deposit accounts                                                          89,147         83,662
Investment securities gains, net                                                                  0          1,250
Other income                                                                                613,651        562,056
                                                                                    -------------------------------
   Total other income                                                                       702,798        646,968

OTHER EXPENSE:
Salaries and employee benefits                                                              459,536        463,820
Occupancy and equipment                                                                     213,759        119,670
Other expenses                                                                              591,444        515,321
                                                                                    -------------------------------
   Total other expense                                                                    1,264,739      1,098,811
                                                                                    -------------------------------
   Income before provision for income taxes                                                 330,714        377,284
   Provision for applicable income taxes                                                    123,237        147,470
                                                                                    -------------------------------
   NET INCOME                                                                              $207,477       $229,814
                                                                                    ===============================
   Earnings per share:
     Primary earnings per share
     Fully diluted earnings per share (see note 4)                                            $0.27          $0.35



                  See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                    For the nine months ended September 30,

                                                                                               1996           1995
                                                                                         (unaudited)    (unaudited)
                                                                                    -------------------------------
INTEREST INCOME:

Interest and fees on loans                                                               $3,344,435     $3,091,902
Investment securities                                                                       667,379        923,183
Federal funds sold and commercial paper                                                      83,487         61,670
Time certificates of deposit                                                                  3,928          5,925
                                                                                    -------------------------------
   Total interest income                                                                  4,099,229      4,082,680

INTEREST EXPENSE:

   Now accounts                                                                             254,548        238,247
   MMDA accounts                                                                             86,847        123,768
   Savings accounts                                                                         162,706        164,079
   Time deposits of $100,000 or more                                                         86,812        125,952
   Other time deposits                                                                      904,069      1,018,949
   Other borrowed funds                                                                      19,160         58,587
                                                                                    -------------------------------
   Total interest expense                                                                 1,514,142      1,729,582

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                      2,585,087      2,353,098
Provision for loan losses                                                                    67,500         45,000
                                                                                    -------------------------------
   Net interest income after provision for loan losses                                    2,517,587      2,308,098

OTHER INCOME:
Service charges on deposit accounts                                                         267,492        252,391
Investment securities gains, net                                                                  0            337
Other income                                                                              1,893,487      1,621,754
                                                                                    -------------------------------
   Total other income                                                                     2,160,979      1,874,482

OTHER EXPENSE:
Salaries and employee benefits                                                            1,313,641      1,192,163
Occupancy and equipment                                                                     556,979        333,542
Other expenses                                                                            1,705,469      1,380,756
                                                                                    -------------------------------
   Total other expense                                                                    3,576,089      2,906,461
                                                                                    -------------------------------
   Income before provision for income taxes                                               1,102,477      1,276,119
   Provision for applicable income taxes                                                    418,988        501,954
                                                                                    -------------------------------
   NET INCOME                                                                              $683,489       $774,165
                                                                                    ===============================
   Earnings per share:
     Earnings per share (see note 4)                                                          $0.97          $1.16



                  See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Periods ended September 30, 1996 and 1995


                                                                               1996            1995
                                                                        (unaudited)     (unaudited)
                                                                ------------------------------------
Cash flows from operating activities:
   (dollars in thousands
  Net Income                                                               $683,489        $774,165
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                        182,036         137,378
       Provision for possible loan loss                                      67,500          45,000
       Increase (decrease) in deferred loan fees                             19,233         (10,201)
       Net gain on sales of investment securities                                 0            (337)
       Amortization of premiums (Discount accretion)
         on investment securities, net                                      (50,595)       (105,160)
       Loss on sale of other real estate owned                                    0         (13,314)
       Gain on sale of property, premises, and equipment                     (3,854)            588
       Decrease (increase) in other assets                                 (227,350)       (261,215)
       Increase (decrease) in other liabilities                            (129,975)         72,801
                                                                ------------------------------------
         Net cash provided by operating activities                          540,484         639,705


Cash flows from investing activities:
   Purchase of investment securities                                     (2,106,218)     (1,931,374)
   Proceeds from sales, princ reductions and maturities
     from investment securities                                           2,867,371       8,254,989
   Net decrease in real estate acquired in settlement of loans                    0         258,978
    Purchase of insurance policies                                          (28,156)        (24,604)
   Increase in loans, net                                                (3,760,993)     (4,005,324)
   Purchase of property, premises and equipment, net                       (335,175)       (300,583)
                                                                ------------------------------------
         Net cash provided by investing activities                       (3,363,171)      2,252,082


Cash flows from financing activities:
   Increase (decrease) in deposits, net                                   4,536,016       3,571,651
   Payments under capital leases                                                  0               0
   Net increase in other borrowings                                               0      (4,727,500)
   Proceeds from exercise of stock options                                   55,436
   Cash Dividends Paid                                                     (213,010)              0
                                                                ------------------------------------
         Net cash provided by (used in) financing activities              4,378,442      (1,155,849)
                                                                ------------------------------------


Net increase (decrease) in cash and cash equivalents                      1,555,755       1,735,938
Cash and cash equivalents at beginning of year                           10,797,414       8,250,226
                                                                ------------------------------------
Cash and cash equivalents at end of period                              $12,353,169      $9,986,164
                                                                ====================================

                  See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 1996
                                  (unaudited)

(Dollars in thousands)                                                        Evaluation                      Total
                                            Shares             Common        Reserve FASB    Retained      Stockholders'
                                         outstanding            Stock           # 115        Earnings        Equity
                                         -----------         ----------      ------------   ----------    -------------
Balances, December 31, 1995                 665,655          $4,033,809       ($513,521)    $2,705,175      $6,225,463

  FASB 115 adjustment                            --                  --          75,707             --          75,707

  Exercise of stock options                   9,641              55,436              --             --          55,436

  Cash dividends paid - $.32
     per share                                   --                  --              --       (213,011)       (213,011)

  Net income through
     September 30, 1996                          --                  --              --        683,489         683,489
                                        ------------------------------------------------------------------------------
Balances, September 30, 1996                675,296          $4,089,245       ($437,814)    $3,175,653      $6,827,084
                                        ==============================================================================


                  See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at September 30, 1996, December 31, 1995, and September 30, 1995 and the results of operations and cash flows for the three months ended September 30, 1996 and 1995.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to shareholders.
The results for the nine months ended September 30, 1996 may not necessarily be indicative of the operating results for the full year.


Note 2: INVESTMENT SECURITIES

The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debit and equity securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at September 30, 1996 and December 31, 1995 were:

                                                                                   Gross          Gross
                                                                 Amortized      Unrealized     Unrealized          Fair
September 30, 1996                                                  Cost           Gains          Losses          Value
                                                                ----------------------------------------------------------
U.S. Treasury securities                                        $1,000,981          $0           ($25,981)       $975,000
Obligations of U.S. government agencies and corporations         5,000,927           0          ($143,927)      4,857,000
Other securities                                                     2,000           0                  0           2,000
                                                                ----------------------------------------------------------
     TOTAL                                                      $6,003,908          $0          ($169,908)     $5,834,000
                                                                ==========================================================



December 31, 1995                                                                  Gross          Gross
                                                                 Amortized      Unrealized     Unrealized          Fair
                                                                    Cost           Gains          Losses          Value
                                                                ----------------------------------------------------------
U.S. Treasury securities                                        $1,001,388          $0           ($13,888)       $987,500
Obligations of U.S. government agencies and corporations         4,500,984           0           (262,284)      4,238,700
Other securities                                                     2,000           0                  0           2,000
                                                                ----------------------------------------------------------
     TOTAL                                                      $5,504,372          $0          ($276,172)     $5,228,200
                                                                ==========================================================

The amortized cost and fair values of investment securities held to maturity at September 30, 1996 and December 31, 1995 were:


                                                                                            Gross          Gross
September 30, 1996                                                        Amortized      Unrealized     Unrealized          Fair
                                                                             Cost           Gains          Losses          Value
                                                                -------------------------------------------------------------------
U.S. Treasury securities                                                    $97,230              $0        ($1,230)        $96,000
Obligations of U.S. government agencies and corporations                  8,064,891         126,281       (324,014)      7,867,158
Obligations of state and political subdivisions                           2,965,771          29,997        (12,818)      2,982,950
                                                                -------------------------------------------------------------------
     TOTAL                                                              $11,127,892        $156,278      ($338,062)    $10,946,108
                                                                ===================================================================


                                                                                            Gross          Gross
                                                                          Amortized      Unrealized     Unrealized          Fair
December 31, 1995                                                            Cost           Gains          Losses          Value
                                                                -------------------------------------------------------------------
U.S. Treasury securities                                                   $100,000              $0        ($1,500)        $98,500
Obligations of U.S. government agencies and corporations                  9,686,312         211,210        (83,957)      9,813,565
Obligations of state and political subdivisions                           2,528,180          45,753         (1,595)      2,572,338
                                                                -------------------------------------------------------------------
     TOTAL                                                              $12,314,492        $256,963       ($87,052)    $12,484,403
                                                                ===================================================================


Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                                       September 30,    December 31,
                                                                           1996            1995
                                                                ------------------------------------
Commercial, financial, and agricultural                                 $14,739,480     $10,410,604
Real estate-construction                                                  7,902,409       7,261,097
Real estate-mortgage                                                     16,014,496      15,917,437
Installment loans to individuals                                          5,699,562       7,093,480
All other loans (including overdrafts)                                      162,810         130,840
                                                                ------------------------------------
                                                                         44,518,757      40,813,458
                                                                ------------------------------------

Less - deferred loan fees                                                   146,783         127,550
Less - reserve for possible loan losses                                     778,068         766,262
                                                                ------------------------------------
     Total loans                                                        $43,593,906     $39,919,646
                                                                ====================================


Concentration of Credit Risk

At September 30, 1996, approximately $23,916,905 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in Northern San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $817,000 and $758,115 at September 30, 1996 and December 31, 1995, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $57,375, $92,412, for the period ended September 30, 1996 and December 31, 1995, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                                      September 30,      December 31,
                                                                           1996            1995
                                                                ------------------------------------
Balance at beginning of year                                               $766,262        $875,712
Additions charged to operating expense                                       67,500          60,000
Loans charged off                                                           (75,668)       (181,110)
Recoveries of loans previously charged off                                   19,973          11,660
                                                                ------------------------------------
     Balance at end of year                                                $778,067        $766,262
                                                                ====================================


At September 30, 1996, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $155,955 and undisbursed loan commitments in the amount of $10,632,391. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

Beginning in 1995, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The implementation of FASB 114 did not have a material effect on the Company's financial position or operating results for the first quarter of 1996.

Management believes that the allowance for credit losses at September 30, 1996 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.


Note 4: Earnings Per Share:

Primary earnings per share are based on the weighted average number of shares outstanding including dilutive common stock equivalents during each period, which were 673,105 and 668,888 for September 30 1996 and 1995, respectively.


Note 5: Subsequent  Event:

On October 22, 1996, the Bank entered into an agreement with Wells Fargo Bank
to acquire their branch located in Cambria, California.   The acquisition is
expected to be completed during the first quarter of 1997, but is subject to regulatory approval. Under the terms of the agreement the Bank will receive all of the deposits and fixed assets of that branch but no loans. As of October 31, 1996 the total deposits at the Cambria branch were approximately $7,500,000. Our Bank will pay a 3% premium on the deposits plus the net book value of fixed assets as of the date the purchase is finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Oaks Bancorp (the "Company") commenced operations on November 15, 1994 with the acquisition of Heritage Oaks Bank (the "Bank"). Each shareholder of the Bank received one share of stock in the Company in exchange for each share of Heritage Oaks Bank stock owned. The Bank became a wholly owned subsidiary of the Company. This is the only subsidiary owned by the Company.

SUMMARY OF FINANCIAL RESULTS

As of September 30, 1996, total consolidated assets of Heritage Oaks Bancorp were $77,352,587 compared to $73,149,775 as of September 30, 1995. Total consolidated assets at December 31, 1995 were $72,344,925.

Total cash at September 30, 1996 was $9,853,169 up from the $9,047,414 at December 31, 1995. The large cash balance is needed to fund the Bank's automatic teller machine ("ATM") network. As of September 30, 1996, the Bank was operating approximately 80 ATMs.

Total net loans at September 30, 1996 were $43,593,906 which was up $3,674,260 from the $39,919,646 at December 31, 1995. Management intends to aggressively increase the level of loans outstanding. There have been four bank mergers in our market area and the bank is expecting to grow significantly during the next 12 months. The total net loans outstanding are up $3,824,068 from September 30, 1995. As securities have been maturing, the proceeds have been reinvested in loans. This has increased the yield and helped improve the net interest margin.

Securities available for sale were carried at market value and were $5,834,000 at September 30, 1996 compared to $5,228,200 at December 31, 1995. Securities held to maturity were carried at an amortized cost of $11,127,892 at September 30, 1996 compared to $12,314,492 at December 31, 1995. This decrease is attributable to the maturity of securities.

Federal funds sold were $2,500,000 at September 30, 1996 and $1,750,000 at December 31, 1995.

Total deposits were $69,250,113 at September 30, 1996 as compared to $64,714,097 in deposits at December 31, 1995. Total deposits have grown significantly this year as a result of four bank mergers in our market area.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $67,311,501 represented 97.2% of total deposits at September 30, 1996. The Company does not purchase funds through deposit brokers. As a result of several mergers in the Bank's market area it is anticipated that the Bank's total market share will continue to grow. The Bank is now the largest independent bank in our market. The Bank has entered into an agreement to purchase the Cambria Branch of Wells Fargo Bank. Cambria is located approximately 30 miles west of our head office. See foot note 5 of the September 30, 1996 condensed financial statements herein enclosed as a part of this 10-QSB filing.


RESULTS OF OPERATIONS

The Company reported net income for the nine months ended September 30, 1996 of $683,489 or $.97 per share compared to $774,165 or $1.16 per share. Net income for the third quarter of 1996 was $207,477 or $.27 per share compared to
$229,814 or $.34 per share for the comparable period in 1995.   The following
discussion highlights changes in certain items in the consolidated statements of income.

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

Net interest income for the nine months ended September 30, 1996 was $2,585,087 representing an improvement of $231,989 or 9.86% more than $2,353,098 for the comparable period in 1995. As a percentage of average earning assets, net interest margin for the first nine months of 1996 increased to 5.60% from 5.16% in the same period one year earlier. The increase in net interest margin is primarily due to a decrease in interest bearing liabilities from 3.43% to 3.91%.

Average interest earning assets were $61,489,000 for September 30, 1996 compared to $60,824,000 for September 30, 1995. Average interest- bearing liabilities decreased to $58,765,000 at September 30, 1996 from $59,040,000 at September 30, 1995. Average interest rates on interest- bearing liabilities dropped from 3.91% for the first nine months of 1995 to 3.43% for the first nine months of 1996.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 1996 and 1995.

                AVERAGE BALANCE SHEET INFORMATION SEPTEMBER 30,

(dollars in thousands)                                         1996                                    1995
                                                   Average  Avg Yield        Amount        Average    Avg Yield     Amount
                                                   Balance  Rate Paid      Interest        Balance    Rate Paid   Interest
                                                ----------  ---------   -----------  -------------  -----------  ----------
Interest Earning Assets:
  Time deposits with other banks                      $100      5.33%           $4           $100         6.50%        $6
  Investment securities taxable                     13,158      5.46%          539         18,721         5.90%       829
  Investment securities non-taxable                  2,782      4.93%          103          1,827         5.47%        75
  Federal funds sold                                 2,167      5.10%           83          1,426         5.80%        62
  Loans (1)(2)                                      43,282     10.37%        3,370         38,750        10.70%     3,111
                                                -----------             -------------------------              -----------
   Total interest earning assets                    61,489      8.88%        4,099         60,824         8.95%     4,083
                                                -----------             -------------------------              -----------
Allowance for possible loan losses                     778                                   (866)
Non-earning assets:
  Cash and due from banks                           10,169                                  8,667
  Property, premises and equipment                   1,698                                  1,599
  Other assets                                         558                                  2,658
                                                -----------                        --------------
TOTAL ASSETS                                       $74,692                                $72,882
                                                ===========                        ==============

Interest-bearing liabilities
  Savings/NOW/money market                         $32,342      2.08%          505        $28,835         2.43%       526
  Time deposits                                     25,975      5.08%          991         28,972         5.27%     1,145
  Other borrowings                                     448      5.65%           19          1,233         6.38%        59
                                                -----------             -------------------------              -----------
   Total interest-bearing
     liabilities                                    58,765      3.43%        1,515         59,040         3.91%     1,730
                                                -----------             -------------------------              -----------
Non-interest bearing liabilities
  Demand deposits                                    8,425                                  7,379
  Other liabilities                                  1,489                                  1,083
                                                -----------                        --------------
   Total liabilities                                68,679                                 67,502
                                                -----------                        --------------

Stockholder's equity
  Common stock                                       4,032                                  4,032
  Retained earnings                                  2,479                                  2,049
  Valuation Allowance Investments                     (498)                                  (701)
                                                -----------                        --------------
   Total stockholders' equity                        6,013                                  5,380
                                                -----------                        --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                          $74,692                                $72,882
                                                ===========                        ==============
Net interest income                                                         $2,584                                 $2,353
                                                                     ==============                            ===========
Net interest margin (3)                                         5.60%                                     5.16%

(1)  Nonaccrual loans have been included in total loans.

(2) Loan fees of $157,000 and $196,000 for 1996 and 1995, respectively have been included in the interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note: All average balances have been computed using daily balances.

OTHER INCOME

Other income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Other income for the nine months ended September 30, 1996 was $2,160,979 compared to $1,874,482 for the comparable period in 1995. The primary increase in other income is attributable to bankcard merchant fees, ATM transaction fees, and ATM interchange income. ATM transaction fees and interchange income were $1,439,388 during the nine months ended September 30, 1996 compared to $1,107,045 during the same period for 1995. The large increase is due to the aggressive expansion in the Company's ATM network. The Bank receives income for each transaction. Approximately, half of the ATMs are
located at gaming sites on Native American lands.   The competition related to
the installation of ATM machines has been increasing and could reduce future income from these machines. The Bank has lost a couple of large sites this year but the losses have been offset through the installation of new sites.

OTHER EXPENSE

During May, the Bank opened a new branch in downtown San Luis Obispo. Other expense has grown as a result of the additional branch and an overhaul of the bank's data processing technology. Salaries and employee benefits expense were $1,313,641 and $1,192,163 for September 30, 1996 and 1995, respectively. Full time equivalent employees were 54 at September 30, 1996 compared to 48 at September 30, 1995.

Occupancy and equipment costs grew to $556,979 for the nine months ended September 30, 1996 from $333,542 for the comparable period of 1995. The Bank has updated its computer equipment and has installed a wide area network and a local area network. There were also additional costs for depreciation and rent expense for the new branch. The Bank is continuing to upgrade its equipment and services and has recently installed a 24-hour voice response system.

Other expenses increased to $1,705,469 for the nine months ended September 30, 1996 compared to $1,380,756 for the nine months ended September 30, 1995. The increase in other expenses reflected increases associated with the growth of the Bank's ATM sites at locations other than on native American gaming sites. During the year the Bank has opened new sites and closed out sites that were losing money. This growth in the ATM network at non gaming locations requires more machines and more expense to offset lost sites at gaming reservations. During the third quarter of 1996, the FDIC announced a special assessment for banks that acquired deposits from savings and loans. This affected the deposits that we had acquired in 1994 when we had purchased a branch from La Cumbre Savings & Loan. The Bank accrued $80,731 for this special assessment during the third quarter.

LOCAL ECONOMY

The California economy is expected to continue recovering at a very modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. During 1994, a large retail store was opened in Paso Robles providing the only large retailer for a 30-mile radius. Phase two of the project is in progress and will be completed
by the first quarter.  This expansion will add more major retail stores.   One
of our branches is located across the street from this center. The Bank opened a new branch in downtown San Luis Obispo. This new branch will target business customers in that area. Three of the local community banks in our market area have been acquired and a major Bank in our market area is closing branches in connection with a recent merger. Our Bank has entered into an agreement to purchase one of the branches that is being closed from the merger.

Capital

The Company's total stockholders equity was $6,827,084 as of September 30, 1996 compared to $6,225,463 as of December 31, 1995. The increase in capital was from net income and an improvement in the valuation allowance for investments. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as Available for Sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity. The Company also paid its annual cash dividend to stockholders during the first quarter of 1996. The dividend paid was $213,010.

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

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk- weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at September 30, 1996. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)

                              Well-Capitalized        Heritage
                             Regulator Standard       Oaks Bank
Leverage Ratio                       5.00%               8.93%

Tier One Risk Based Capital Ratio    6.00%              13.51%

Total Risk Based Capital Ratio      10.00%              14.80%

It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off- balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $2,500,000 and additional can borrow money through repurchase agreements with three brokerage firms.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At September 30, 1996, the ratio of liquid assets to deposits and other liabilities was 30.51%. The ratio of loans to deposits, another key liquidity ratio, was 63.03% at September 30, 1996.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended September 30, 1996 has not been significant to the Bank's financial position or result of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE:    November 7, 1996


                                    LAWRENCE P. WARD
                                    -----------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer


                                    ROBERT E. BLOCH
                                    -----------------------
                                    Robert E. Bloch
                                    Chief Financial Officer
                                    Executive Vice President

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: November 7, 1996




                                    S/ LAWRENCE P. WARD
                                    -----------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer




                                    S/ ROBERT E. BLOCH
                                    ------------------------
                                    Robert E. Bloch
                                    Chief Financial Officer
                                    Executive Vice President