Form 10KSB
period 1996-12-31
HERITAGE OAKS BANCORP
filed 1997-03-31
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Year ended                  December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                         Commission file number     0-25020

                              HERITAGE OAKS BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

State of California                                       77-0388249
-------------------                                       ----------
(State or other jurisdiction of                  (I.R.S. Identification  No.)
employee incorporation or organization)

545 12th Street, Paso Robles, California                    93446
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (805) 239-5200
                                                  -----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock, (no par value)                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Registrant's revenues for 1996 were $8,480,287.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1st, 1997 was $6,097,950.

As of March 1st, 1997, the Registrant had 675,296 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-KSB:
Part III, Items 9 through 12 of Registrant's definitive proxy statement for the 1997 annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one)     Yes [  ] No[X]

                              INDEX TO FORM 10-KSB

________________________________________________________________________________
PART I
________________________________________________________________________________



Item 1.  Description of Business

Item 2.  Description of Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

________________________________________________________________________________
PART II
________________________________________________________________________________

Item 5.  Market for Common Equity and Related
         Stockholders Matters

Item 6.  Management's Discussion and Analysis or Plan of Operations

Item 7.  Financial Statements

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

________________________________________________________________________________
PART III
________________________________________________________________________________

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

________________________________________________________________________________

                                     PART I


ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

         Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as the bank holding company of Heritage Oaks Bank (the "Bank"). In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

           The Bank commenced operations in January 1983. It is headquartered in Paso Robles with a branch office in Paso Robles, two branches in San Luis Obispo and a branch office in Cambria. The Bank conducts a commercial banking business in San Luis Obispo County including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card,
and consumer loans.   It also offers installment note collection, provides POS
terminals and processing, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

         The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 1996, these four categories accounted for approximately 41.0%, 10.7%, 14.2% and 33.9% respectively, of the Bank's loan portfolio. As of December 31, 1996, $24,333,014 of the Bank's $50,570,564 in loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development. Additionally, commercial and agricultural loans grew $10.3 million (approximately 99%) between year end 1995 and year end 1996. See "Item 6 - Managements Discussion and Analysis of Financial Condition and Results of Operations."

         Most of the Bank's deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank's deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 1996, the Bank had approximately 13,317 deposit accounts, representing approximately 3,523 non-interest bearing (demand) accounts with balances totaling approximately $13,230,117 for an average balance per account of approximately $3,755;

6,826 savings, interest-bearing demand and money market accounts with balances totaling approximately $36,200,319 for an average balance per account of approximately $5,303; and 1,484 time certificate of deposit accounts with balances totaling approximately $22,560,862, for an average balance per account of approximately $15,203.

         The principal sources of the Bank's revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, and (iv) ATM transaction fees and interchange income (v) bankcard merchant fees. For the year ended December 31, 1996, these sources comprised 54.0%,11.9%, 4.4%, 22.5% and 4.3%, respectively, of the Bank's total operating income.

         The Bank has arranged to install 72 cash dispensing machines for the purpose of dispensing cash at 46 sites on Native American lands where bingo games and other gaming operations are conducted, at other commercial locations, and at the Bank's 5 offices. The Bank receives a transaction fee for each completed transaction on the cash dispensing machines at the gaming sites. The Bank shares a portion of the fee with the individuals who had helped to make these arrangements and with the tribes on whose lands the cash dispensing machines are installed. In connection with this program, the Bank has been named in a lawsuit seeking monetary damages and an injunction against certain of the Bank's activities under the program. See, "Item 3 - Legal Proceedings." The Bank's portion of the transaction fees related to such services were $1,349,949 in 1996 compared to $1,498,678 in 1995. Competition for these services has increased in recent years and no assurance can be given that the Bank will be able to continue to provide these services at as many locations and with the same degree of profitability as in the past.

         On February 21, 1997, the Bank established, through the acquisition of certain assets and liabilities from Wells Fargo Bank, a branch in Cambria, California. The total assets acquired were $5,255,161, including $217,000 of leasehold improvements and $99,610 in fixed assets. The Bank acquired only approximately $15,000 in loan assets. The Bank assumed approximately $5,237,000 of deposit liabilities, $17,908 of accrued liabilities and Wells Fargo's liability under the lease for the premise. The Bank paid a premium of $92,007 for the deposits which will be included in "Other Assets" in the Company's consolidated financial statements. The premium will be amortized over a five year period. The branch acquisition and its effects have not been included within the Company consolidated financial statements for the year ended December 31, 1996. See, Note 23 to the financial statements included at "Item 7 - Financial Statements."

         The Company has also caused to be incorporated a proposed subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary.

         The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services. There has been no significant change in the types of services offered by the Bank since its inception. The Bank has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets. Most of the Bank's business originates from Paso Robles and San Luis Obispo and there is no emphasis on foreign sources and application of funds. The Bank's business, based upon
performance to date, does not appear to be seasonal.   Management of the Bank
is unaware of any material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

         The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.


EMPLOYEES

         As of February 1, 1997, the Bank had a total of 47 full-time employees and 18 part-time employees. The management of the Bank believes that its employee relations are satisfactory. The Company's has only one salaried employee (the internal auditor). The Company's officers all hold similar positions at the Bank and receive compensation from the Bank.


COMPETITION

         The banking and financial services business in California generally, and in the Bank's market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

         The Bank's business is concentrated in its service area, which encompasses northern and central San Luis Obispo County. The economy of San Luis Obispo County is moderately dependent upon the agricultural industry. Consequently, the Bank competes with other financial institutions in northern and central San Luis Obispo County for deposits from and loans to individuals and companies who are also dependent upon the agricultural industry.


         In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 1996, the Bank's legal lending limits to a single borrower and such borrower's related parties were $1,122,953 on an unsecured basis and $1,871,588 on a fully secured basis based on regulatory capital of $7,486,352.

         Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

         In recent years competition for cash dispensing machines on Native American lands in connection with gaming operations has increased and no assurance can be given that the Bank will be able to continue to provide these services at as many locations and with the same degree of profitability as in the past.

SUPERVISION AND REGULATION

         The Company and the Bank are extensively regulated under both federal and state laws, as discussed below.

         THE COMPANY

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

         The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

         The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by the bank, or by any of its affiliates. Further, the Company and the Bank are required to maintain certain levels of capital. See, "Effect of Governmental Policies and Recent Legislation - Capital Standards."

         The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

         Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

         THE BANK

         The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the California Superintendent of Bank (the "Superintendent") and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

         Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital. See "Effect of Governmental

Policies and Recent Legislation - Capital Standards."

         California law and regulations of the Superintendent authorize California licensed banks, subject to applicable limitations and approvals of the Superintendent to (1) provide real estate appraisal services, management consulting and advice services, and electronic data processing services; (2) engage directly in real property investment or acquire and hold voting stock of one or more corporations, the primary activities of which are engaging in real property investment; (3) organize, sponsor, operate or render investment advice to an investment company or to underwrite, distribute or sell securities in California; and (4) invest in the capital stock, obligations or other securities of corporations not acting as insurance companies, insurance agents or insurance brokers. In November 1988, Proposition 103 was adopted by California voters. The Superintendent has established certain procedures to be followed by banks desiring to engage in insurance activities which include filing a report describing (1) a proposed business plan and information regarding the types of insurance products intended to be offered; (2) insurance companies with which the banks intend to conduct business; (3) organization plans; (4) locations at which activities will be conducted; and (5) proposed operational and compliance procedures and policies.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

         Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

         The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Bank are impossible to predict. See, "Supervision and Regulation."

CAPITAL STANDARDS

         The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

         In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is
3%.   For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.


         In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

         Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (A) assets classified loss; (B) 50 percent of assets classified doubtful;
(C) 15 percent of assets classified substandard; and (D) estimated credit losses on other assets over the upcoming 12 months.

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1996.



                                                           DECEMBER 31, 1996
                                                      --------------------------
                                                        Actual        Minimum
                                                      -----------      Capital
                                                                     Requirement
                                                                     -----------
Leverage ratio  . . . . . . . . . . . . . . . . . . .    8.41%          4.0%
Tier 1 risk-based ratio . . . . . . . . . . . . . . .   12.67%          4.0
Total risk-based ratio  . . . . . . . . . . . . . . .   13.94%          8.0





PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

         Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

         "Well capitalized"                                  "Adequately capitalized"
          ----------------                                   ----------------------
         Total risk-based capital of 10%;                    Total risk-based capital of 8%;
         Tier 1 risk-based capital of 6%; and                Tier 1 risk-based capital of 4%; and
         Leverage ratio of 5%.                               Leverage ratio of 4%.

         "Undercapitalized"                                 "Significantly undercapitalized"
          ----------------                                   ------------------------------
         Total risk-based capital less than 8%;             Total risk-based capital less than 6%;
         Tier 1 risk-based capital less than 4%; or         Tier 1 risk-based capital less than 3%; or
         Leverage ratio less than 4%.                       Leverage ratio less than 3%.

         "Critically undercapitalized"
          ---------------------------
         Tangible equity to total assets less than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

         Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

SAFETY AND SOUNDNESS STANDARDS

         In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

         In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

         Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

PREMIUMS FOR DEPOSIT INSURANCE

         Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

         The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk
classification.   The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits. The Bank's premium for 1997 is nominal.

         In 1994 the Bank acquired a branch of a savings and loan association and the Bank pays an additional premium related to these deposits to the FDIC's Savings Association Insurance Fund ("SAIF"). The premium related to
theses deposits is $.06 per $100.   At the current rate the Bank's premiums
will be approximately $4,584 per quarter for 1997.

         Congress has in 1996 passed and the President has signed into law, provisions to strengthen the SAIF and to repay outstanding bonds that were issued to recapitalize the SAIF as a result of payments made due to the insolvency of savings and loan association and other federally insured savings institutions in the late 1980s and early 1990s. The new law will require saving and loan associations to be bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge the BIF and SAIF by 1999 but not until the bank and savings and loan charters are combined. The Treasury department has until March 31, 1997 to deliver a report to Congress on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by effecting approximately 30 laws and regulations. The cost and benefits of the new law to the Bank can not currently be predicted accurately; however, because of the acquisition of SAIF insured deposits through the branch acquisition in 1994, the Bank was assessed a payment of $99,985.

INTERSTATE BANKING AND BRANCHING

         On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the Bank Holding Company Act to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

         In 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

         The banking regulators have recently substantially overhauled the implementing CRA regulations. Under the new regulations, banks will have the option of being assessed for CRA compliance under one of several methods.
Small banks will be evaluated differently than larger banks and technically are not subject to some date collection requirements. The focus of the new regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate income areas and to low and moderate income persons. The new regulations place added importance on a bank's product delivery system, particularly branch localities. The new regulation will require banks, other than small banks, to comply with significantly increased date collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other so-called fair lending laws, will face heightened government scrutiny and that costs associated with compliance will increase.

ACCOUNTING CHANGES

         In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96 of the same title. SFAS No. 109, which became effective for fiscal years beginning after December 31, 1992, employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Adoption by the Company of SFAS No. 109 did not have a material impact on the Company's results of operations.

         In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company. Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the Company's Common Stock or its ability to raise funds in the financial markets.

         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

         SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994.

         In May 1993, the FASB issued SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The statement is effective for financial statements for calendar year 1994, but may be applied to an earlier fiscal year for which annual financial statements have not been issued. The Company adopted SFAS No. 115 effective January

1, 1994. The cumulative effect of the change in accounting was not material. During the fourth quarter of 1995, the Bank was permitted under applicable accounting standards to make a one time transfer of securities between investments held to maturity and investments available for sale. The Bank elected not to make any transfers between its investment portfolios during 1995.

         In March of 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement does not apply to financial instruments, long-term customer relationships of a financial institution (core deposits), mortgage and other servicing rights, and deferred tax assets. SFAS No. 121 requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances include, for example, a significant decrease in market value of an asset, a significant change in use of an asset, or an adverse change in a legal factor that could affect the value of an asset. If such an event occurs and it is determined that the carrying value of the asset may not be recoverable, an impairment loss should be recognized as measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value can be determined by a current transaction, quoted market prices, or present value of estimated expected future cash flows discounted at the appropriate rate. The statement is effective for fiscal years beginning after December 15, 1995. The Company does not anticipate that implementation of SFAS No. 121 will have a material impact on its results of operations or financial position.

         In May of 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 eliminate distinctions between servicing rights that were purchased and those that were retained upon the sale of loans. The statement requires mortgage servicers to recognize as separate assets rights to service loans, no matter how the rights were acquired. Institutions who sell loans and retain the servicing rights will be required to allocate the total cost of the loans to servicing rights and loans based on their relative fair values if the value can be estimated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Further, SFAS No. 122 requires that all capitalized mortgage servicing rights be periodically evaluated for impairment based upon the current fair value of these rights. Management believes the implementation of this statement will not have a material effect on the Company's financial condition and results of operations since it does not retain servicing on its sold mortgage loans.

         In October of 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management believes the implementation of this statement will not have a material effect on the Company's financial condition and results of operations.

         In June of 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets.

         Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets at the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. Management believes the implementation of this statement will not have a material effect on the Company's financial condition and results of operations.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Bank and the Company occupy a permanent headquarters facility which is located at 545 Twelfth Street, Paso Robles, California. The purchase price for the headquarters, was approximately $1,000,000 for the building and land. This building has approximately 9,000 square feet of space and off-street parking. The Bank has remodeled this building at an approximate cost of $300,000.

         The Bank has a non-banking office, located at 600 Twelfth Street, Paso Robles (directly across from its present headquarters) which was purchased by the Bank on December 23, 1986, for approximately $400,000 from an unaffiliated party.

         In June of 1994, the Bank opened a branch at 171 Niblick Rd. Paso Robles, California. The Bank leases this 1,400 square foot branch for $2,135 per month. The lease will expire July 19, 1997 at which time the Bank has an option to renew the lease for an additional 3 years.

         On September 2, 1994, the Bank acquired the San Luis Obispo branch of La Cumbre Savings and Loan. The Bank leases this 2,124 square foot branch for approximately $3,712 per month. The lease will expire December 28, 1997 at which time the Bank has an option to renew the lease for an additional 5 years.

          The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, California in April 1996. The Bank is leasing a building containing approximately 5,618 square feet for $5,050 per month for the first year. The lease payment will increase by approximately $500 per month during the next 4 years. The lease will expire on February 28, 2001 at which time the Bank has an option to renew the lease for an additional 5 years.

         On February 21, 1997, the Bank acquired the Cambria branch of Wells
Fargo Bank located at 1276 Tamson Drive, Cambria.   The Bank leases this 2,916
square foot branch for approximately $38,491 in yearly base rent subject to adjustments for cost of living increases and certain pass-throughs. The lease will expire in 2004 at which time the Bank has an option to renew the lease for two additional five year terms.


ITEM 3.  LEGAL PROCEEDINGS

         The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Except as described below, neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated,

         The Bank is a defendant in a suit brought in January 1996 in Santa Clara County, California, Superior Court by Mescom Enterprises, Inc.
("Mescom"). The action alleges that the Bank has breached a contract with Mescom in connection with the Bank's providing automatic teller machines and related services on Indian lands pursuant to contracts between Mescom and certain Native American tribes (the "Mescom Agreement"). Among other causes of action, the suit alleges certain purported breaches of the Mescom Agreement. Mescom is seeking, among other things, a permanent injunction against the Bank entering into contracts directly with Native American tribes and assigning to Mescom all contracts for automatic teller machine services that the Bank has entered into directly with Native American tribes, declaratory relief, damages according to proof, and punitive damages. During March 1996, the court issued an injunction requiring the Bank to continue to make its payments under the Mescom Agreement for the next 30 days or so long as it takes the parties to settle the action or resolve it through arbitration. The action has been moved to San Luis Obispo County Court. Mediation hearings are scheduled for April 2, 1997. Management of the Bank, based upon the opinion of its legal counsel, is of the opinion that the potential liability represented by the Mescom litigation will not have a material adverse effect upon the financial condition or results of operations of the Bank.

         There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is a limited over-the-counter market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange or market. However, Maguire Investments, Inc., Hoefer & Arnett, Inc. and Sutro & Co. make a market in the Company's Common Stock.

         The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett and Sutro & Co. These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended                                       Bid Prices
-------------                                ------------------------
1996                                           Low              High
----                                           ---              ----
March 31                                     $ 9.25            $ 9.75
June 30                                        9.75             10.63
September 30                                  10.00             10.75
December 31                                   10.50             12.75

1995                                           Low              High
----                                           ---              ----
March 31                                     $ 6.50            $ 7.25
June 30                                        7.00              7.25
September 30                                   8.00              8.50
December 31                                    8.88              9.25


HOLDERS

         As of February 1, 1997, there were approximately 530 holders of the Company's Common Stock. There are no other classes of common equity outstanding.

DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank.
The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.

         The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of
(a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the Superintendent determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Superintendent may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. See, "Item 1
- Description of Business - Effect of Governmental Policies and Recent Legislation - Prompt Corrective Action and Other Enforcement Mechanisms." Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

         Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $2,136,012 at December 31, 1996.

         Prior to the formation of the Company, the Bank declared cash dividends of $0.10 per share to shareholders of record on January 29, 1993 (paid on or about March 1, 1993) and February 4, 1994 (paid on or about February 15, 1994). The Company declared cash dividends to shareholders of record on December 21, 1994 (paid on or about January 11, 1995) of $0.27 per share, on February 6, 1996 (paid on or about February 20,
1996) of $0.32 per share, and on January 3, 1997 (paid on or about February 26,
1997) of $0.50 per share.

         The Company intends to pay cash dividends in the future subject to various factors including regulatory restrictions described above. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 1996. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

         On November 15, 1994, the Company acquired all of the assets and assumed all of the liabilities of the Bank. Each shareholder of the Bank received one share of stock in the Company in exchange for one share of Bank stock. The Bank became a wholly owned subsidiary of the Company. The Bank is the only active subsidiary owned by the Company.

EARNINGS OVERVIEW

         The Company reported net income for 1996 of $913,831. This was a 7.6% decrease from the $988,568 reported in 1995. Net income reported for 1995 represented an increase of $80,740 or 8.9% more than 1994 net income of $907,828. Per share earnings, on a primary and fully diluted basis were $1.30 in 1996 compared to $1.47 in 1995 and $1.58 per share in 1994.

                                                          RETURN ON EQUITY AND ASSETS
DECEMBER 31,
                                                                1996          1995
                                                                ----          ----
RETURN ON AVERAGE ASSETS                                        1.21%         1.36%

RETURN ON AVERAGE EQUITY                                       13.76%        17.93%

DIVIDEND PAYOUT RATIO                                          38.38%        21.72%

AVERAGE EQUITY TO
AVERAGE ASSETS RATIO                                            8.76%         7.59%

RETURN ON AVERAGE INTEREST
BEARING LIABILITIES                                             1.55%         1.68%

AVERAGE LOANS TO AVERAGE DEPOSITS                              64.27%        59.67%


NET INTEREST INCOME AND INTEREST MARGIN

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. The net interest margin is the amount of net interest income expressed as a percentage of average earning assets. Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and nonaccrual loans, and changes in market interest rates.

         Net interest income before provision for possible loan losses for 1996 was $3,609,586, an increase of $378,823 or 11.7% more than the $3,231,303 in
1995. Net interest income for 1994 was $3,030,321. The increase in net interest income for 1996 compared to 1995 was attributable to a $1,613,000 increase in average earning assets at an average rate of 8.99%. The average interest-bearing liabilities for 1996 declined by $74,000. The increase in net interest income resulted primarily from increased interest earning assets and a decrease in the volume and rate of interest-bearing liabilities. The average rate paid on interest bearing liabilities in 1996 was 3.37% compared to 3.86%. The average non-interest bearing demand deposits increased by $2,177,000 over 1995. Other low cost deposits such as savings, now and money market accounts grew an average $4,399,000 with a weighted average rate of 2.11%. The higher cost time deposits decreased $3,920,000. These changes reflect a major effort by the Bank to adjust its liability mix to increase its level of demand deposits and savings accounts. Total income on the loan portfolio increased from $4,232,288 in 1995 to $4,578,552 in 1996. This was due to an average increase in the loan portfolio of $4,693,000. During 1995, interest income for loans had increased $691,646 as a result of an increase in loans and higher interest rates.

         The average yield on earning assets was 8.99% and 9.09% for 1996 and 1995, respectively. The average yield on interest bearing liabilities was 3.37% for 1996, compared to 3.86% for 1995. The net interest margin was 5.80% in 1996 compared to 5.33% in 1995.

         The following tables set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 1996 and 1995. The average balance of nonaccruing loans has been included in loan totals.

                                                                 AVERAGE BALANCE SHEET INFORMATION
                (dollars in thousands)
                                                              1996                              1995
                                                   Avg. Yield Interest                  Avg. Yield Interest
Average Interest Earning Assets:              Balance     Rate paid  Amount        Balance     Rate paid     Amount
                                              -------     ---------  ------        -------     ---------     ------
  Time deposits with other Banks             $    100       5.00%   $      5      $    100        8.00%    $      8
  Investment securities taxable                13,820       5.10%        761        18,384        5.86%       1,078
  Investment securities non-taxable             2,785       4.96%        138         1,935        5.37%         104
  Federal funds sold                            2,094       5.16%        108         1,460        5.62%          82
  Loans (1)(2)                                 43,400      10.55%      4,580        38,707       10.94%       4,233
                                             ---------              ---------     ---------                ---------
    Total interest earning assets            $ 62,199       8.99%      5,592        60,586        9.09%       5,505

Allowance for possible loan losses               (773)                                (854)
Non-earning assets:
   Cash and due from banks                      9,822                                8,467
   Property, premises, & equipment              1,720                                1,619
   Other assets                                 2,791                                2,824
                                             ---------                            ---------
TOTAL ASSETS                                 $ 75,759                             $ 72,642
                                             =========                            =========

Interest-bearing liabilities:
   Savings, now, & money market              $ 33,407       2.11%   $    704      $ 29,008        2.35%    $    683
   Time deposits                               24,882       5.02%      1,248        28,802        5.28%       1,520
   Other borrowings                               526       5.70%         30         1,079        6.58%          71
                                             ---------              ---------     ---------                ---------
      Total interest-bearing liabilities       58,815       3.37%      1,982        58,889        3.86%       2,274
                                                                    ---------                              ---------

Non-interest-bearing liabilities:
   Demand deposits                              9,237                                7.060
   Other liabilities                            1,479                                1,176
                                             --------                             ---------
      Total liabilities                        69,531                               67,125

Stockholders' equity:
   Common stock                                 4,032                                4,032
   Retained earnings                            2,678                                2,150
   Valuation allowance investments               (482)                                (665)
                                             ---------                            ---------
      Total stockholders' equity                6,228                                5,517
                                             ---------                            ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                      $ 75,759                             $ 72,642
                                             =========                            =========

Net interest income                                                 $  3,610                               $  3,231
                                                                    =========                              =========
Net interest margin(3)                                      5.80%                                 5.33%



(1) Nonaccruing loans have been included in total loans.

(2) Loan fees of $252 and $269 for 1996 and 1995, respectively have been included in the interest income computation.

(3) Net interest margin has been calculated by dividing the net interest Income by total earning assets.

Note: All average balances have been computing using daily balances.

RATE/VOLUME ANALYSIS


                                                         1996                         1995
                                              Average   Average             Average  Average
Increase (decrease) in:                       Bal/Vol    Rate     Total     Bal/Vol    Rate     Total
Interest income:
   Loans (1)                                  $ 499     $(152)    $ 347     $ 394     $ 298     $ 692
   Investment securities taxable               (255)      (62)     (317)      142        41       183
   Investment Sec. (Non-taxable)(2)              66       (15)       51        70        (3)       67
   Taxable equivalent
     adjustment (2)                             (23)        6       (17)      (24)        1       (23)
   Interest bearing deposits                      0        (3)       (3)        0         1         1
   Federal funds sold                            33        (7)       26        40         2        42
                                              -----     -----     -----     -----     -----     -----
     Total                                      320      (233)       87       622       340       962

Interest expense:
   Savings, now, money market                    97       (76)       21        64        72       136
   Time deposits                               (199)      (73)     (272)      391       342       733
   Subordinated debt                              0         0         0       (48)        0       (48)
   Other borrowings                             (33)       (8)      (41)     (104)       44       (60)
                                              -----     -----     -----     -----     -----     -----
       Total                                   (135)     (157)     (292)      303       458       761
                                              -----     -----     -----     -----     -----     -----

Increase (decrease) in net
   Interest income                            $ 455     $ (77)    $ 379     $ 319     $ 118     $ 201
                                              =====     =====     =====     =====     =====     =====


(1) Loan fees of $252 and $269 for 1996 and 1995, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Any change attributable to changes in both volume and rate which cannot be segregated has been allocated.

NON-INTEREST INCOME

  Non-interest income consists of Bankcard merchant, automatic teller machines ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for 1996 was $2,888,823 compared to $2,794,742 for 1995. The primary increase in non-interest income is attributable to ATM transaction fees and ATM interchange income. These fees increased by $94,081 from 1995. ATM transaction fees and interchange income were $1,906,075 for 1996 compared to $1,498,664 for 1995. The Bank had lost some gaming sites in 1996 but this loss was offset by an expansion in the Company's retail ATM network. The Bank receives income for each transaction and as the volume increases so does the related income. Approximately half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and the increased competition could reduce future income from existing machines. To offset this lost revenue the Bank is actively seeking new locations. Bankcard merchant fees were $363,247 in 1996 compared to $591,658 in 1995. The decrease in merchant fees was caused by the Bank selling off about half of these accounts during 1996.

NON-INTEREST EXPENSES

  Non-interest expenses have increased as a result of the Banks growth in its branches and ATM network. The Bank opened a new branch located in downtown San Luis Obispo during May 1996. This brought the total number of branches to four at the end of the year. The Bank had also entered into an agreement to purchase Wells Fargo Bank's Cambria branch. This purchase was completed on February 21, 1997. The branch purchase increased deposits by $5,255,161 and provided the Bank the opportunity to move into a new market area in the county that we serve.

  Salaries and employee benefit expenses were $1,873,389 and $1,751,751 for 1996 and 1995 respectively. Full time equivalent employees were 56 for 1996 and 49 for 1995. The increase in salary and benefit expense is attributable to increase staffing for the new branch that was added in May of 1996. The ratio of "assets per employee," one of the measures of operational efficiency, was $1,520,041 and $1,476,427 for 1996, and 1995 respectively. Occupancy, furniture and equipment expenses were $770,283 during 1996, compared to $442,437 incurred in 1995. The increase was a result of the growth in branches that occurred during May of 1996 and a $145,055 increase in costs related to our ATM network.

  Other expenses increased to $2,297,563 in 1996 as compared to $2,149,591 in 1995. The increase in other expenses reflects costs associated with growth of the Bank and a $227,482 increase in cost associated with the growth of the ATM network.

  Bankcard Merchant expenses were $290,236 for 1996, compared to $530,182 for 1995 the decline resulted from the sell of half of the accounts during 1996.

PROVISION FOR TAXES ON INCOME

  The provision for income taxes was $553,343 for 1996 compared to $633,698 in 1995. The decrease in the provision is the result of the decrease in the Company's earnings before the provision for taxes. The Bank's effective tax rate was 37.7% and 39.1% in 1996 and 1995, respectively.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

  The allowance for credit losses is based upon management's evaluation of the adequacy of the existing allowance for outstanding loans. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon loan growth during the period, a comprehensive grading and review formula for loans outstanding and historical loss experience. In addition, management periodically reviews the condition of the loan portfolio including the value of security interest related to portfolio loans and the economic circumstances which may affect the value of portfolio loans to determine the adequacy of the allowance. The evaluation of the allowance is reviewed by management and reported on an ongoing basis to the Company's Loan Committee, Audit Committee and Board of Directors. A provision for credit losses of $90,000 was expended in 1996 as compared to $60,000 in 1995. Net loan charge-offs (loans charged off, net of loans recovered) were $84,337 in 1996. Net charge-offs were $169,450 during 1995. The allowance for credit losses as a percent of total gross loans at year-end 1996 and 1995 was 1.53% and 1.88%, respectively. Monitoring of all credits enables management to analyze any inherent risks in the portfolio which may result from changes in economic conditions.

  The following table summarizes the analysis of the allowance for loan losses as of December 31, 1996 and 1995.

                     Analysis of Allowance for Loan Losses

                                                       1996            1995
                                             ---------------------------------
Balance at Beginning of Period                   $    766,262     $    875,712
Charge-Offs:
 Commercial, financial
   and agricultural                                    38,475           65,000
 Real estate-construction                              10,032              947

 Installment loans to individuals:
   Money Plus                                           3,910            4,247
   Credit Cards                                        40,375           92,385
   Other installment loans                             14,339           18,531
                                             ---------------------------------
Total charge-offs                                     107,131          181,110
                                             ---------------------------------


Recoveries:
 Commercial, financial
   and agricultural                                     4,822            3,412
 Real estate-construction                                   0                0

 Installment loans to individuals:
   Money Plus                                               0                0
   Credit Cards                                         4,780            7,498
   Other installment loans                             13,192              750
                                             ---------------------------------
                                                       22,794           11,660
                                             ---------------------------------
Net Charge-offs                                        84,337          169,450
Additions Charged to Operations                        90,000           60,000
                                             ---------------------------------
Balance at End of Period                         $    771,925     $    766,262
                                             =================================

Gross Loans at End of Period                     $ 50,570,564     $ 40,813,458

Ratio of net Charge-offs (Recoveries)
 During The Year to Average Loans
 Outstanding                                             0.19%            0.44%

Ratio of Reserve/Gross Loans                             1.53%            1.88%

Ratio of Non-Performing Loans to
  The Allowance for Credit losses                      124.55%           98.94%

         The Bank adopted SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1996. The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Included in non performing loans for the last three years is a loan for $758,115. This loan is secured by real estate with an appraised value of approximately $1,500,000. Even though this loan is on a nonaccrual status, management doesn't believe that there will be any loss of the principal due.


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                              1996                         1995
                                          %OF LOANS                    % OF LOANS
                                        IN EACH CATEGORY            IN EACH CATEGORY
                                         TO TOTAL LOANS               TO TOTAL LOANS

                                      AMOUNT       LOANS          AMOUNT       LOANS
                                     --------    ---------       --------    ---------
  Commercial, Financial
    and Agricultural                 $136,610        40.99%      $210,333        25.51%

  Real Estate -
   Construction                       150,000        14.22%       150,000        17.79%

  Real Estate -
   Mortgage                            11,700        33.90%        11,700        39.00%

  Installment Loans
   to individuals                    $ 48,988        10.71%        44,163        17.38%

  All Other Loans
   (Including overdrafts)             424,627          .18%       350,066          .32%
                                     --------    ---------       --------    ---------

                                     $771,925       100.00%      $766,262       100.00%
                                     ========    =========       ========    =========

         In evaluating the allowance for the credit losses, management takes into consideration the composition of its loan portfolio, loan growth during the period, risk and collectibility of loans, and economic conditions. The allowance is maintained at a sufficient level to cover all potential loan charge-offs in addition to a cumulative, annual amount based upon the factors outlined above. Management utilizes an internal loan classification system to grade portfolio loans as a part of its analysis of the adequacy of the allowance. In addition, management periodically reviews the condition of the loan portfolio including the value of security interests related to the portfolio loan to determine the adequacy of the allowance. The evaluation of the adequacy of the allowance is reviewed by management and reported on an ongoing basis to the Bank's Loan Committee, Audit Committee and Board of Directors.

LOCAL ECONOMY

         The California economy is expected to continue to grow at a modest rate during 1997, with the local economy in the Bank's primary service area
anticipated to show higher rates of growth than the State as a whole.   During
1997 a few large retail stores are under construction and are expected to open during the later part of 1997. The bank has a branch in Paso Robles which is located across the street from this shopping center. Several mergers in our market area have opened a unique window of opportunity for the Bank to increase its market share.

FINANCIAL CONDITION ANALYSIS

      Total assets of the Company were $85,122,317 at December 31, 1996 compared to $72,344,925 in 1995.


      A major portion of the Banks's loans are adjustable. Approximately 62.9% of the loans are adjustable. The majority of those loans that reprice is tied to changes in the prime rate. If interest rates change the yield on these loans will also change. A 1.00% increase in the prime rate would increase net interest income approximately $180,000 and a 1.00% decrease in the prime rate would decrease net interest income by $180,000.

      The following table summarizes the composition of the loan portfolio as of December 31, 1996 and 1995.

                                           COMPOSITION OF THE LOAN
                                                 PORTFOLIO

                                                  1996                          1995
Loan Category                           Amount          Percent       Amount          Percent
                                    ---------------------------------------------------------
Commercial, financial
    and agricultural                $ 20,729,098         40.99%    $ 10,410,604        25.51%
Real estate-construction               7,190,680         14.22%       7,261,097        17.79%
Real estate-mortgage                  17,142,334         33.90%      15,917,437        39.00%
Installment loans to individuals       5,416,061         10.71%       7,093,480        17.38%

All other (including overdrafts)          92,391          0.18%         130,840         0.32%
                                    ---------------------------------------------------------

Total Loans, Gross                    50,570,564        100.00%      40,813,458       100.00%
                                                        ======                        ======

Deferred Loan Fees                      (218,786)                      (127,550)
Reserve For Possible
    Loan Losses                         (771,925)                      (766,262)
                                    ------------                   ------------

  Total Loans, Net                  $ 49,579,853                   $ 39,919,646
                                    ============                   ============


         Net loans totaled $49,579,853 at December 31, 1996, compared to $39,919,646 at December 31, 1995. Loans increased during the year as the result of our new branch and moderate growth at the head office. The primary growth was approximately $2,707,000 in commercial loans for business purposes, commercial real estate of $4,953,000 and $2,658,000 in agricultural loans.

         The following are the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 1996.

                                                AFTER ONE
                                   DUE WITHIN    YEAR BUT     AFTER
Loan Category                        ONE YEAR  WITHIN FIVE  FIVE YEARS   TOTALS
-------------
(Dollars in thousands)
Commercial, Financial
  and Agricultural                   $11,781     $ 7,303     $ 1,645    $20,729

Real Estate -
  Construction                         1,701       3,950       1,540      7,191

Real Estate -
  Mortgage                             1,839       8,359       6,944     17,142

Installment Loans
  to individuals                       1,161       4,181          74      5,416

All Other loans
  (including overdrafts)                  93           0           0         93
                                     -------     -------     -------    -------

TOTALS                               $16,575     $23,793     $10,203    $50,571
                                     =======     =======     =======    =======

                                                AFTER ONE
                                   DUE WITHIN    YEAR BUT     AFTER
Loan Category                        ONE YEAR  WITHIN FIVE  FIVE YEARS  TOTALS
Interest Rate Provision
-----------------------
Predetermined rates                  $ 2,595     $ 7,969     $ 8,189    $18,753

Floating or adjustable
  rates                               13,980      15,824       2,014     31,818
                                     -------     -------     -------    -------

TOTALS                               $16,575     $23,793     $10,203    $50,571
                                     =======     =======     =======    =======


RISK ELEMENTS
Risk elements on loans are presented in the following table for December 31:

                                                                              1996     1995
   Nonaccrual Loans (impaired loans)                                       $803,280  $758,115

   Accruing Loans Past Due 90 days                                         $160,729  $ 16,634

   Restructured Loans                                                      $514,999  $149,740

   Interest Excluded on Nonaccrual Loans                                   $ 97,382  $ 92,412

   Interest Recognized on Nonaccrual and Troubled
     Debt Restructured Loans                                               $ 42,432  $ 21,839

         At December 31, 1996, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

         The Bank's management is responsible for monitoring loan performance which is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank, maintains both a "watch" list of loans which, for a variety of reasons, management believes require regular review as well as an internal loan classification process. Yearly, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Board of Directors. Except as set forth in the preceding table, there are no loans which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

         The Bank has a nonaccrual policy which requires a loan greater than 90 days past due to be placed on nonaccrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on nonaccrual status, all uncollected interest accrued is reversed from earnings. Once on nonaccrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is full collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual.

       If a loan's credit quality deteriorates to the point that collection of principal is believed by management to be doubtful and the value of collateral securing the obligation is sufficient the Bank generally takes steps to protect and liquidate the collateral. Any loss resulting from the difference between the loan balance and the fair market value of the property is recognized by a charge to the reserve for loan losses. When the property is held for sale after foreclosure, it is subject to a periodic appraisal. If the appraisal indicates that the property will sell for less than its recorded value, the Bank recognizes the loss by a charge to non-interest expense.

TOTAL CASH AND DUE FROM BANKS

         Total cash and due from banks increased from $9,047,414 at December 31, 1995 to $13,575,653 at December 31, 1995. This increase was a result of the cash needed to fund the Bank's ATM networks.

         Other earning assets are comprised of Federal Funds sold (funds lent on a short term basis to other banks), investment securities and short term certificates of deposit at other financial institutions. These assets are maintained for short term liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

         Other earning assets declined to $17,597,726 at December 31, 1996 compared to $19,392,692 at December 31, 1995. The large decrease in 1996 represents a shift in asset allocation to increase the loan portfolio. Other earning assets represented 26.2% of the earning asset portfolio at December 31, 1996, compared to 32.7% in 1995.

The following table summarizes the composition of other earning assets at December 31:

                          COMPOSITION OF OTHER EARNING
                                     ASSETS


                                                             1996                                  1995

                                                Amount                 Percent         Amount               Percent
                                            -----------------------------------------------------------------------
  Held to Maturity investments                 $11,080,726              62.97%       $12,314,492              63.50%
  Available for Sale investments                 5,317,000              30.21%         5,228,200              26.96%
  Federal Funds Sold                             1,100,000               6.25%         1,750,000               9.02%
  Certificate of Deposits                          100,000               0.57%           100,000               0.52%
                                            -----------------------------------------------------------------------

  Total other earning assets                   $17,597,726             100.00%       $19,392,692             100.00%
                                            =======================================================================




THE AMORTIZED COST, FAIR VALUE, AND MATURITIES AT DECEMBER 31, 1996 ARE AS
FOLLOWS:


                               SECURITIES AVAILABLE           SECURITIES HELD
                                     FOR SALE                    TO MATURITY
                              AMORTIZED      FAIR           AMORTIZED      FAIR
                                COST         VALUE            COST         VALUE
                             -----------  -----------      -----------  -----------
  Due in one year or less    $         0  $         0      $ 1,132,981  $ 1,142,037

  Due after one year
    through five years         5,500,842    5,315,000        4,472,384    4,506,072

  Due after five years
    through ten years                  0            0          399,371      393,088

  Due after ten years              2,000        2,000                0            0

  Mortgage-backed
    securities                         0            0        5,075,990    4,965,231
                             -----------  -----------      -----------  -----------

     TOTAL                   $ 5,502,842  $ 5,317,000      $11,080,726  $11,006,428
                             ===========  ===========      ===========  ===========


DEPOSITS

         Total deposits increased to $71,991,298 at December 31, 1996. Total deposits at December 31, 1995 were $64,714,097.

The following table sets forth information for the last two fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories.


                                                      COMPOSITION OF DEPOSITS

                                                             1996                                 1995
                                                                     Average                                Average
Deposit Type                                     Balance             Rate Paid        Balance              Rate Paid
                                         ---------------------------------------------------------------------------
  Non-Interest Bearing Demand                  $13,230,117              0.00%        $ 7,495,670              0.00%
  Interest Bearing Demand                       20,750,267              1.75%         16,844,583              1.95%
  Savings                                        8,923,709              2.53%          7,646,206              2.53%
  Money Market                                   6,526,343              2.73%          4,141,487              3.44%
  Time Deposits                                 22,560,862              5.02%         28,586,151              5.28%
                                         -----------------                     -----------------

  Total Deposits                               $71,991,298              2.89%        $64,714,097              3.36%
                                         =================                     =================


         Set forth below is a maturity schedule of domestic time certificates of deposits of $100,000.00 or more at December 31, 1996.


TIME DEPOSITS $100,000 AND MORE:

(Dollars in thousands)
Less than 3 months                         $3,567
3-6 months                                    204
6-12 months                                   200
                                           ------
TOTAL                                      $3,971
                                           ------

CAPITAL

         The Company's total stockholders equity was $7,053,148 as of December 31, 1996 compared to $6,225,463 as of December 31, 1995. The increase in capital during 1996 was due to net income of $913,831 and an increase in the valuation allowance for investments of $71,429. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities."

         Capital ratios for commercial banks in the United States are generally calculated using 3 different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as: "Tier One Risk
Based Capital Ratio"  and the "Total Risk Based Capital Ratio."   These
standards were developed through joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Furthermore, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

         The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at December 31, 1996. Additionally, the standards for a well-capitalized institution are displayed below.

                                                     WELL-CAPITALIZED      HERITAGE
                                                  (REGULATORY STANDARD)   OAKS BANK
  Leverage Ratio                                          5.00%              8.41%
  Tier One Risk Based Capital Ratio                       6.00%             12.67%
  Total Risk Based Capital Ratio                         10.00%             13.94%

         It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $2,500,000. The Bank has also established to borrowing lines with brokers whereby the Bank can pledge investment securities as collateral for short term borrowings.

         The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At December 31, 1996, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities were 18.5% compared to 32.6% in 1995. The liquidity ratio for 1996 declined as a result of investment securities that were pledged for short tem borrowing at the end of the year to fund the loan growth. These borrowings were paid in full after the acquisition
of the Cambria branch purchase that closed on February 21, 1997.   The ratio of
gross loans to deposits, another key liquidity ratio, was 70.3% at year end 1995 compared to 63.1% at December 31, 1995.

INFLATION

         The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 1996 has not been significant to the Bank's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                              HERITAGE OAKS BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                  ---------------------------
ASSETS                                                                                 1996           1995
                                                                                  ---------------------------
  Cash and due from banks (Minimum Federal Reserve required
                             at December 31, 1996 was $1,064,000)                 $ 13,575,653   $  9,047,414
  Federal funds sold                                                                 1,100,000      1,750,000
                                                                                  ---------------------------
      Total Cash and Cash Equivalents                                               14,675,653     10,797,414

  Time deposits with other banks                                                       100,000        100,000

  Investment securities:
       Available-for-sale                                                            5,317,000      5,228,200
       held-to-maturity, fair value of $11,006,428 and $12,484,403, respectively    11,080,726     12,314,492

  Loans (net of reserves for possible loan losses of $771,925 and
              $766,262 at December 31, 1996 and 1995, respectively)                 49,579,853     39,919,646

  Property, premises and equipment, net                                              1,756,099      1,666,243
  Net deferred tax asset                                                               573,154        624,152
  Cash surrender value                                                                 729,920        692,424
  Other assets                                                                       1,309,912      1,002,354
                                                                                  ---------------------------
       TOTAL ASSETS                                                               $ 85,122,317   $ 72,344,925
                                                                                  ===========================
  LIABILITIES and STOCKHOLDERS' EQUITY

  Deposits:
     Demand, non-interest bearing                                                 $ 13,230,117   $  7,495,670
     Savings, NOW, and money market deposits                                        36,200,319     28,632,276
     Time deposits of $100,000 or more                                               3,971,092      3,051,959
     Time deposits under $100,000                                                   18,589,770     25,534,192
                                                                                  ---------------------------
       Total Deposits                                                               71,991,298     64,714,097

  Other borrowed money                                                               4,730,000              0
  Other liabilities                                                                  1,347,871      1,405,365
                                                                                  ---------------------------
       Total Liabilities                                                            78,069,169     66,119,462

  Stockholders' Equity:
     Common Stock, no par value; 20,000,000 authorized;
     675,296 and 665,655 shares issued and outstanding, respectively                 4,089,245      4,033,809
     Retained earnings                                                               3,405,995      2,705,175
     Valuation allowance for investments                                              (442,092)      (513,521)
                                                                                  ---------------------------
        Total Stockholders' Equity                                                   7,053,148      6,225,463
                                                                                  ---------------------------
     TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                   $ 85,122,317   $ 72,344,925
                                                                                  ===========================



The accompanying notes are an integral part of these financial statements.

                              HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF INCOME


                                                                       December 31,
                                                            ----------------------------------
                                                               1996        1995       1994
                                                            ----------------------------------
Interest income:
     Interest and fees on loans                             $4,578,552  $4,232,288  $3,540,642
     Interest on investment securities:
       U.S. Treasury securities                                 51,666      75,792     128,557
       Obligations of U.S. Government Agencies                 684,716     981,589     750,489
       Corporate Bonds, mutual funds, and commercial paper      24,838      21,101      16,116
       Obligations of State and Political Subdivisions         138,345     104,141      60,102
     Interest on time deposits with other banks                  5,334       7,631       6,883
     Interest on federal funds sold                            108,013      82,132      40,206
                                                            ----------------------------------
       Total interest income                                 5,591,464   5,504,674   4,542,995
  Interest expense:
     Savings, NOW and money market deposits                    703,580     682,640     546,475
     Time deposits of $100,000 or more                         110,221     155,539     121,353
     Time deposits under $100,000                            1,138,282   1,364,584     665,947
     Other                                                      29,795      70,608     178,899
                                                            ----------------------------------
       Total interest expense                                1,981,878   2,273,371   1,512,674
                                                            ----------------------------------
     Net interest income before provision for
       possible loan losses                                  3,609,586   3,231,303   3,030,321

  Provision for possible loan losses                            90,000      60,000      45,000
                                                            ----------------------------------

                                                             3,519,586   3,171,303   2,985,321
                                                            ----------------------------------
  Non-interest Income:
     Service charges on deposit accounts                       373,022     337,757     277,268
     Insurance and brokerage commission fees                    14,693       7,078      34,567
     Investment securities gains, net                                0         337      11,608
     Other                                                   2,501,108   2,449,570   1,785,227
                                                            ----------------------------------
        Total Non-interest Income                            2,888,823   2,794,742   2,108,670
                                                            ----------------------------------

  Non-interest Expenses:
     Salaries and employee benefits                          1,873,389   1,751,751   1,549,404
     Equipment expenses                                        397,068     162,986     129,844
     Occupancy expenses                                        373,215     279,451     203,422
     Other                                                   2,297,563   2,149,591   1,696,753
                                                            ----------------------------------
          Total Non-interest Expenses                        4,941,235   4,343,779   3,579,423
                                                            ----------------------------------
              Income before provision for income taxes       1,467,174   1,622,266   1,514,568
  Provision for income taxes                                   553,343     633,698     606,740
                                                            ----------------------------------
              Net Income                                    $  913,831  $  988,568  $  907,828
                                                            ==================================
  Earnings per share:
    Primary and fully diluted earnings per share            $     1.30  $     1.47  $     1.58
                                                            ==================================




  The accompanying notes are an integral part of these financial statements.

                              HERITAGE OAKS BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY


                                                                                                    VALUATION        TOTAL
                                                               SHARES      COMMON      RETAINED     ALLOWANCE    STOCKHOLDERS'
                                                            OUTSTANDING     STOCK      EARNINGS  FOR INVESTMENTS     EQUITY
                                                           -------------------------------------------------------------------
  BALANCES, January 1, 1994                                    541,858  $ 3,291,102  $ 1,042,610   $         0   $ 4,333,712
      Cash dividends paid - $.10 per share                           0            0      (54,186)            0       (54,186)
      Conversion of Convertible Debenture                       123497       740982            0             0       740,982
      Cash dividends declared - $.27 per share                       0            0     (179,645)            0      (179,645)
      Net Income                                                     0            0      907,828             0       907,828
      Unrealized loss on investment securities                       0            0            0      (782,579)     (782,579)
                                                           -------------------------------------------------------------------
  BALANCES, December 31, 1994                                  665,355    4,032,084    1,716,607      (782,579)    4,966,112
      Exercise of Stock Options                                    300        1,725            0             0         1,725
      Net Income                                                     0            0      988,568             0       988,568
      Change in unrealized gain (loss) on
        investments securities                                       0            0            0       269,058       269,058
                                                           -------------------------------------------------------------------
  BALANCES, December 31, 1995                                  665,655    4,033,809    2,705,175      (513,521)    6,225,463
      Exercise of stock options                                  9,641       55,436            0             0        55,436
      Cash dividends paid - $.32 per share                           0            0     (213,011)            0      (213,011)
      Net Income                                                     0            0      913,831             0       913,831
      Change in unrealized gain (loss) on
        investments securities                                       0            0            0        71,429        71,429
                                                           -------------------------------------------------------------------
  BALANCES, December 31, 1996                                  675,296  $ 4,089,245  $ 3,405,995   $  (442,092)  $ 7,053,148
                                                           ===================================================================



The accompanying notes are an integral part of these financial statements.

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   December 31,
                                                                                    ---------------------------------------------
                                                                                            1996            1995           1994
                                                                                    ---------------------------------------------
  Cash flows from operating activities:
     Net income                                                                        $    913,831   $    988,568   $    907,828
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                      262,424        189,057        163,141
         Provision for possible loan losses                                                  90,000         60,000         45,000
         (Decrease) increase in deferred loan fees                                           91,236        (15,951)      (109,739)
         Net gain on sales of investment securities                                               0           (337)       (11,608)
         Amortization of premiums/discounts on investment securities, net                   (63,468)      (128,331)      (185,531)
         Gain on sale of other real estate owned                                                  0        (13,314)       (79,277)
         Gain on sale of property, premises, and equipment                                        0              0           (785)
         Net (gain) loss on sale of POS equipment                                            (2,269)           157         (4,415)
         (Increase) decrease  in net deferred tax assets                                          0        189,073       (601,101)
         Decrease (increase) in other assets                                               (305,289)      (262,949)       130,678
         Increase (decrease) in other liabilities                                           (57,494)       467,245        (29,676)
                                                                                    ---------------------------------------------
           Net cash provided by operating activities                                        928,971      1,473,218        224,515
                                                                                    ---------------------------------------------
  Cash flows from investing activities:
     Purchase of securities held-to-maturity                                             (2,856,218)    (3,492,874)   (12,697,233)
     Purchase of mortgage-backed securities available-for-sale                                    0              0     (2,911,969)
     Purchase of mortgage-backed securities held-to-maturity
     Purchase of securities available-for-sale                                             (500,000)             0     (8,339,894)
     Proceeds from sales of securities held-to-maturity                                           0      4,978,707              0
     Proceeds from principal reductions and maturities of securities
         held-to-maturity                                                                 3,890,000      5,299,999              0
     Proceeds from sales of mortgage-backed securities available-for-sale                         0              0      1,895,890
     Proceeds from principal reductions and maturities of
         mortgage-backed securities held-to-maturity                                        297,079         96,192        399,973
     Proceeds from principal reductions and maturities of
         mortgage-backed securities available-for-sale                                            0              0         27,032
     Proceeds from sales of securities available-for-sale                                         0      1,115,754      8,882,000
     Proceeds from principal reductions and maturities of securities
         available-for-sale                                                                 500,000              0              0
     Purchase of life insurance policies                                                    (37,496)       (33,756)      (658,668)
     Proceeds from sale of other real estate owned                                                0        258,978        451,771
     Increase in loans, net                                                              (9,841,443)    (4,164,382)    (1,264,564)
     Purchase of property, premises & equipment, net                                       (352,280)      (367,842)      (180,816)
                                                                                    ---------------------------------------------
       Net cash provided by (used in) investing
        activities                                                                       (8,900,358)     3,690,776    (14,396,478)
                                                                                    ---------------------------------------------
  Cash flows from financing activities:
     Increase in deposits, net                                                            7,277,201      2,108,969     16,570,439
     Net increase in other borrowings                                                     4,730,000     (4,727,500)     1,555,000
      Proceeds from exercise of stock options                                                55,436          1,725              0
     Cash dividends paid or declared                                                       (213,011)             0       (233,831)
                                                                                    ---------------------------------------------
       Net cash provided by (used in) financing activities                               11,849,626     (2,616,806)    17,891,608
                                                                                    ---------------------------------------------
  Net increase in cash and cash equivalents                                               3,878,239      2,547,188      3,719,645
  Cash and cash equivalents at beginning of year                                         10,797,414      8,250,226      4,530,581
                                                                                    ---------------------------------------------
     Cash and cash equivalent at end of year                                           $ 14,675,653   $ 10,797,414   $  8,250,226
                                                                                    =============================================
  Supplemental disclosures of cash flow information:
     Interest paid                                                                     $  2,120,014   $  1,927,954   $  1,498,212
     Income taxes paid                                                                 $    537,000   $    611,114   $    876,922
  Supplemental disclosures of noncash flow information:
      Change in unrealized gain (loss) on investment securities                        $     71,429   $    269,058   ($   782,579)


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies:

The accounting and reporting policies of Heritage Oaks Bancorp (the Company) and Subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation:

The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank and CCMS Systems, Inc. Intercompany balances and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Investment Securities and Mortgage-backed securities:

The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities and mortgage-backed securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

Loans:

Loans are stated at unpaid principal balances less the allowance for loan losses and net deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan.

The Company adopted SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Loans are placed on a nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

All loans on non accrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio. All loans are generally charged off at such time the loan is classified a loss.

Allowance for Loan Losses:

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Property, Premises and Equipment:

Property, premises and equipment are stated at cost, less accumulated depreciation and amortization. Equipment under capital leases is carried at the present value of future minimum lease payments less accumulated amortization over the term of the lease. Depreciation is computed on a straight-line basis over the estimated useful lives of each asset type.

Other Real Estate Owned:

Other real estate owned, which represents real estate acquired through foreclosure is stated at the lower of the carrying value of the loan or the estimated fair market value less estimated selling costs of the related real estate. Loan balances in excess of the fair market value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines in estimated fair value, operation income, and gains or losses on disposition of such properties are expensed or charged to current operations.

Income Taxes:

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes".

Consolidated Statements of Cash Flows:

The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans, deposits and deposits placed with other financial institutions on a net basis. For the purpose of the Statements of Cash Flows, cash and cash equivalents include cash and due from banks, cash items in transit, and Federal funds sold balances as of the year end.

Reclassifications:

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

Earnings Per Share:

Primary and fully diluted earnings per share are based on the weighted average number of shares outstanding including dilutive common stock equivalents during each year, which were 701,421, 671,093, and 574,418, for 1996, 1995, and 1994,
respectively.

New Accounting Pronouncements:

In June of 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial assets and Extinguishment's of Liabilities" as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets when control is surrendered for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. Management has not determined the potential impact this statement will have, however believes that there will be no material effect on the Bank's financial condition or results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.

Note 2: Reorganization

Heritage Oaks Bancorp was incorporated under the laws of the State of California on March 1, 1994 for the purpose of becoming a bank holding company for Heritage Oaks Bank. Under the reorganization agreement, one share of Heritage Oaks Bank stock was converted into one share of Heritage Oaks Bancorp stock. The reorganization was consummated on November 15, 1994. The accompanying consolidated financial statements include the activity of Heritage Oaks Bancorp from November 15, 1994 (commencement of operations) and Heritage Oaks Bank for all periods presented.

Note 3: Fair Values of Financial Instruments

Statement of Financial Accounting Standard No. 107; "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about all financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following table presents the estimates of fair values of financial instruments at December 31, 1996:

                                                     Carrying
                                                      Amount        FairValue
                                                  -----------------------------
Assets:
     Cash and cash equivalents                       $14,675,653   $14,675,653
     Interest bearing deposits                           100,000       100,000
     Investment and mortgage-backed securities        16,397,726    16,323,428
     Loans receivable                                 49,579,853    49,538,057
     Accrued interest receivable                         549,515       549,515

  Liabilities:

     Non-interest bearing deposits                    13,230,117    13,230,117
     Interest bearing deposits                        58,761,181    58,751,053
     Other borrowed money                              4,730,000     4,730,000
     Accrued interest payable                            503,724       503,724
                                                  -----------------------------



                                                                                 Notional   Cost to Cede
                                                                                   Amount      Or Assume
                                                                               --------------------------
  Off-balance sheet instruments:
     Commitments to extend credit and standby letters of credit                12,238,199        122,382


The following methods and assumptions were used by the Bank in estimating fair value disclosures:

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

Interest Bearing Deposits:

Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Investment and mortgage-backed securities:

Fair values are based upon quoted market prices, where available.

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

Deposits:

The fair values disclosed for demand deposits (for example, the interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term borrowing, Federal Funds purchased, and securities sold under agreements to repurchase agreements:

The carrying values reported in the balance sheet approximate the fair values of those instruments due to their short-term nature.

Off-balance sheet instruments:

Fair values of loan commitments and Financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Note 4:  Investment and Mortgage-backed Securities

At December 31, 1996, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretion of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair value and investment securities available-for-sale at December 31, 1996 were:

                                                                           Gross       Gross
                                                            Amortized    Unrealized  Unrealized    Fair
                                                               Cost         Gains      Losses      Value
                                                            -----------------------------------------------
  U.S. Treasury securities                                  $1,000,842  $        0  ($  18,342)  $  982,500
  Obligations of U.S. government agencies and corporations   4,500,000           0    (167,500)   4,332,500
  Other securities                                               2,000           0           0        2,000
                                                            -----------------------------------------------
       TOTAL                                                $5,502,842  $        0  ($ 185,842)  $5,317,000
                                                            -----------------------------------------------

Available-for-Sale Securities in the amount of $3,739,082 were transferred to held-to-maturity during 1994. The unrealized loss of $640,927 net of tax of $266,138 was reflected in a separate component of stockholders' equity and is being amortized over the remaining life of the securities as a yield adjustment. At December 31, 1996 the remaining unrealized loss of $571,892 net of tax of $238,227 is included in the valuation allowance.

The amortized cost and fair values of investment securities held-to-maturity at December 31, 1996 were:

                                                                            Gross         Gross
                                                             Amortized    Unrealized    Unrealized     Fair
                                                                Cost        Gains         Losses       Value
                                                            ---------------------------------------------------
  U.S.Treasury securities                                   $    98,489  $         0  ($      932)  $    97,557
  Obligations of U.S. government agencies and corporations    3,202,355       29,702         (375)    3,231,682
  Mortgage-backed securities                                  5,075,990      110,810     (221,569)    4,965,231
  Obligations of state and political subdivisions             2,703,892       20,279      (12,213)    2,711,958
                                                            ---------------------------------------------------
       TOTAL                                                $11,080,726  $   160,791  ($  235,089)  $11,006,428
                                                            ===================================================


The amortized cost and fair value and investment securities available-for-sale at December 31, 1995 were:


                                                                           Gross        Gross
                                                            Amortized   Unrealized    Unrealized     Fair
                                                               Cost        Gains        Losses       Value
                                                           ------------------------------------------------
  U.S. Treasury securities                                  $1,001,388  $        0  ($  13,888)     987,500
  Obligations of U.S. government agencies and corporations   4,500,984           0    (262,284)   4,238,700
  Other securities                                               2,000           0           0        2,000
                                                           ------------------------------------------------
       TOTAL                                                $5,504,372  $        0  ($ 276,172)  $5,228,200
                                                           ================================================


The amortized cost and fair values of investment securities held-to-maturity at December 31, 1995 were:

                                                                             Gross        Gross
                                                              Amortized   Unrealized    Unrealized       Fair
                                                                 Cost        Gains        Losses        Value
                                                            ---------------------------------------------------
  U.S.Treasury securities                                   $   100,000  $         0  ($    1,500)  $    98,500
  Obligations of U.S. government agencies and corporations    4,422,374       48,876            0     4,471,250
  Mortgage-backed securities                                  5,263,938      162,334      (83,957)    5,342,315
  Obligations of state and political subdivisions             2,528,180       45,753       (1,595)    2,572,338
                                                            ---------------------------------------------------
       TOTAL                                                $12,314,492  $   256,963  ($   87,052)  $12,484,403
                                                            ===================================================

The amortized cost and fair values of investment securities available-for-sale and held-to-maturity at December 31, 1996, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Securities Available                  Securities Held
                                                    For Sale                          To Maturity
                                             Amortized       Fair                Amortized      Fair
                                               Cost         Value                  Cost         Value
                                          ------------------------              ------------------------
  Due in one year or less                 $         0  $         0              $ 1,132,981  $ 1,142,037
  Due after one year through five years     5,500,842    5,315,000                4,472,384    4,506,072
  Due after five years through ten years            0            0                  399,371      393,088
  Due after ten years                           2,000        2,000                        0            0
  Mortgage-backed securities                        0            0                5,075,990    4,965,231
                                          ------------------------              ------------------------
       Total                              $ 5,502,842  $ 5,317,000              $11,080,726  $11,006,428
                                          ========================              ========================

      Proceeds from sales and maturities of investment securities available-for-sale during 1996, 1995, and 1994 were $500,000, $1,115,754, and $8,882,000, respectively. There were no gross gains or losses during 1996 on those sales and maturities. Gross gains in 1995 and 1994 were $221 and $11,068, respectively. During 1994 there were $1,658 of gross losses on sales and maturities. Proceeds from maturities and sales of investment securities held-to-maturity during 1996 and 1995 were $3,890,000 and $10,278,706, respectively. There were no gross gains or losses during 1996 on those sales and maturities and gross gains in 1995 were $1,250 and gross losses in 1995 were $1,134. Proceeds from sales and maturities of mortgage-backed securities during 1996, 1995 and 1994 were $297,079, $1,211,946, $2,322,895, respectively. During 1994 there were gross gains of $2,197. Unrealized net losses on investment securities and mortgage-backed securities included in shareholders' equity net of tax at December 31, 1996, 1995, and 1994 is $442,092, $513,521, and $782,579,
      respectively. Securities having a carrying value of $8,982,122 and $4,841,511 and fair value of $8,257,217 and $4,878,251 at December 31,
      1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required by law.

Note 5: Derivative Financial Instruments

The Bank adopted Statement of Financial Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". This statement requires disclosure about derivative financial instruments such as futures, swaps, option contracts, or other financial instruments with similar characteristics. As of December 31, 1996 and 1995 the Bank held derivatives for purposes other than trading for the purpose of asset-liability management. The principal objective of the Bank's asset-liability management activities is to assure maximum levels of net interest income while maintaining acceptable levels of interest-rate and liquidity risk and facilitating the funding needs of the Bank. At December 31 ,1996, the Bank's derivatives are comprised of three securities classified on the balance sheet under investments and included in the "held-to-maturity" category. The two securities maturing in 1998 were the only two derivatives owned at December 31, 1995. These securities are considered derivatives since each included a "step-up" feature which provides the issuer of the security the option of either increasing the interest rate or having the security called, effective on the call date. This option is always the issuers and is generally based on current or future interest rates of similar securities. At December 1995 the two securities that will mature in 1998 have increased to the maximum interest rates and there are no additional increases in rate between now and maturity. The issuer can still call the bonds prior to maturity. Additional information regarding each of the securities at December 31, 1996 and 1995 is outlined below:


                                                                                                        Next
                                               Carrying       Maturity         Callable    Current     Step-up
U.S. Government Sponsored Securities:            Value         Date              After      Rates       Rates
                                              ----------    -----------       ----------   -------     -------
  1996:
  Federal National Mortgage Association         $976,779       11/03/98        11/03/95     5.47%       5.47%
  Federal National Mortgage Association         $975,576       11/02/98        11/02/95     5.42%       5.42%
  Federal Home Loan Bank                        $250,000     10/29/2001        10/29/97     6.25%       6.63%

  1995:
  Federal National Mortgage Association         $963,889       11/03/98        11/03/95     5.47%       5.47%
  Federal National Mortgage Association         $962,099       11/02/98        11/02/95     5.42%       5.42%


Note 6: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:                      December 31,
                                                 ----------------------------
                                                      1996             1995
  Commercial, financial, and agricultural        $ 20,729,098    $ 10,410,604
  Real estate-construction                          7,190,680       7,261,097
  Real estate-mortgage                             17,142,334      15,917,437
  Installment loans to individuals                  5,416,061       7,093,480
  All other loans (including overdrafts)               92,391         130,840
                                                 ----------------------------
                                                   50,570,564      40,813,458
                                                 ----------------------------
  Less - deferred loan fees                          (218,786)       (127,550)
  Less - reserve for possible loan losses            (771,925)       (766,262)
                                                 ----------------------------
                                                 $ 49,579,853    $ 39,919,646
                                                 ============================

Concentration of Credit Risk

At December 31, 1996, approximately $24,333,014 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in Northern San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                                         December 31,
                                              ---------------------------------
                                                 1996        1995         1994
                                              ---------------------------------
  Balance at beginning of year                $ 766,262   $ 875,712   $ 796,805
  Additions charged to operating expense         90,000      60,000      45,000
  Loans charged off                            (107,130)   (181,110)    (62,199)
  Recoveries of loans previously charged off     22,793      11,660      96,106
                                              ---------------------------------
       Balance at end of year                 $ 771,925   $ 766,262   $ 875,712
                                              =================================

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized theron as of December 31:

                                                       1996      1995
                                                     ------------------
  Recorded investment in impaired loans              $965,008  $758,115
  Related allowance for loan losses                   193,109   150,000
  Average recorded investment in impaired loans       812,252   758,115
  Interest income recognized for cash payments              0         0
  Cash receipts applied to reduce principal balance         0         0


The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because, the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled $803,280 and $758,115 at December 31, 1996 and 1995, respectively. As of December 31, 1996 and 1995, all loans on nonaccrual were classified as impaired. if interest had been recognized at the original interest rates, interest income would have increased $97,382, $92,412, $86,125 in 1996,1995, and 1994, respectively.

At December 31, 1996 and 1995, the Bank had $160,729 and $16,634, respectively in loans past due 90 days or more in interest or principal and still accruing interest. These are well secured and in the process of collection, or are secured by 1-4 single family residences.

At December 31, 1996, loans totaling $514,999 were classified as trouble debt restructurings.

Note 7:  Property, Premises and Equipment

Property, premises and equipment consisted of the following:

                                                             December 31
                                                      ------------------------
                                                         1996          1995
                                                      ------------------------
  Land                                                $  400,000    $  400,000
  Building and improvements                            1,903,593     1,713,077
  Furniture and equipment                              2,083,349     1,922,013
                                                      ------------------------
                                                       4,386,942     4,035,090
  Less - accumulated depreciation                      2,630,843     2,368,847
                                                      ------------------------
       Total property, premises and equipment         $1,756,099    $1,666,243
                                                      ========================


Depreciation included in other expenses was $262,424, $189,057, and, 159,058 in 1996, 1995, and 1994, respectively, and are based on estimated lives of 20 years for buildings and 3 to 7 years for furniture, fixtures, and equipment.

Note 8:  Time Deposits Liabilities

At December 31, 1996 the Bank had time certificate of deposits with maturity distributions as follows:

   1997                              $21,212,120
   1998                                1,115,220
   1999                                   88,693
   2000                                  109,764
   2001                                   10,065
   2002                                   25,000
                                     -----------
                                     $22,560,862
                                     ===========

Note 9:  401(k) Pension Plan

During 1994, the Bank established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25% of the employee's contribution. Employees vest immediately in their own contributions and they vest in the Bank's Contribution based on years of service. Expenses of the savings plan were $16,651, $12,904, and $11,729 for the years ended December 31, 1996, 1995, and
1994, respectively.

Note 10: Salary Continuation Plan

During 1994, the Bank established a salary continuation plan agreement with the President, Chief Financial Officer, and Chief Administrative Officer, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period not to exceed 15 years, beginning at retirement age 60. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present value of the Company's liability under this Agreement were $92,947 and $55,866 at December 31, 1996 and 1995, respectively and are included in other liabilities in the Company's Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled $729,920 and $692,424 at December 31, 1996 and December 31, 1995, respectively.

Note 11:  Acquisitions of Assets and Liabilities

On September 2, 1994 the Bank acquired certain assets and liabilities of the La Cumbre Savings Bank branch located in San Luis Obispo, California. The total assets acquired were $18,849,913, which consisted of $31,150 of leasehold improvements and fixed assets, $18,802,691 of cash and $16,072 of other prepaid expenses. In addition, the Bank also assumed $19,023,015 of deposits. The Bank paid a premium of $173,102 for the deposits which is included in other assets on the consolidated balance sheet. The premium is being amortized over a five year period. Amortization of the premium for 1996, 1995, and 1994 were $34,620, $34,620, $11,540. This acquisition has been accounted for as a purchase and, accordingly, the results of the branch's operations from the date of acquisition are included in the consolidated statements of income. The remaining unamortized premium at December 31, 1996 was $92,321.

Note 12:  Taxes on Income

The current and deferred amounts of the provision, (benefit) for income taxes were:

                                                                      December 31,
                                                            ---------------------------------
                                                              1996        1995        1994
                                                            ---------------------------------
  Federal
     Current                                               $ 396,443   $ 448,359   $ 446,347
     Deferred                                                 (9,105)     (2,669)    (11,877)
                                                           ---------------------------------
       Total Federal Taxes                                   387,338     445,690     434,470
                                                           ---------------------------------
  State
     Current                                                 166,433     180,700     171,844
     Deferred                                                   (428)      7,308         426
                                                           ---------------------------------
       Total State Taxes                                     166,005     188,008     172,270
                                                           ---------------------------------
     Total Federal and State Taxes                         $ 553,343   $ 633,698   $ 606,740
                                                           =================================
  The principal items giving rise to
     deferred taxes were:


  Use of different depreciation for tax purposes           $   2,300   $  (1,240)  $  (7,015)
  Difference in loan loss provision for tax purposes          37,400      38,911     (20,461)
  Differences arising from changes in accruals               (62,400)    (68,486)     12,431
  Other, net                                                  13,167      35,454       3,594
                                                           ---------------------------------
     Total Deferred Taxes                                  $  (9,533)  $   4,639   $ (11,451)
                                                           =================================

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent are as follows:

                                                            1996        1995        1994
                                                         ---------------------------------
  Tax provision at federal statutory tax rate            $ 498,839   $ 551,570   $ 514,953
  State income taxes, net of federal income tax benefit    109,563     124,085     113,698
  Other, net                                               (55,059)    (41,957)    (21,911)
                                                         ---------------------------------
     Total Tax Provision                                 $ 553,343   $ 633,698   $ 606,740
                                                         =================================

The net deferred tax asset is determined as follows:

                                                                     1996        1995        1994
                                                                  ---------------------------------
  Deferred tax assets arising from cumulative
       timing differences                                         $ 676,154   $ 727,152   $ 916,225
  Valuation Allowance *                                            (103,000)   (103,000)   (103,000)
                                                                  ---------------------------------
       Net deferred tax asset                                     $ 573,154   $ 624,152   $ 813,225
                                                                  =================================


* The valuation allowance is estimated based upon amounts less than likely of future realization. There was no change in the valuation allowance during the year.

Note 13.  Subordinated Notes

On July 27, 1989, the Bank offered $1,500,000 in floating rate mandatory convertible subordinated notes (convertible notes) maturing September 30, 1994. On September 30, 1994, the convertible notes converted to 123,497 shares of the Bank's common stock at $6 per share.

Interest payments on subordinated notes was approximately $48,000 for the year ended December 31, 1994.


Note 14:  Other Borrowed Money

Other borrowed money consisted of the following:

                                                                      1996           1996            1995            1995
                                                                    Current         Average        Current         Average
                                                                    Balance        Balance (1)     Balance       Balance (1)
  Securities sold under agreements to repurchase                  $4,730,000      $  486,704      $        0      $1,049,755
  Federal funds sold                                                       0          39,675               0          29,699
                                                              --------------------------------------------------------------
                                                                  $4,730,000      $  526,379      $        0      $1,079,454
                                                              ==============================================================
  The maximum outstanding balance at any month end
  during the                                                   $4,730,000.00                      $3,884,500


(1) Average balances are computed using the daily balances outstanding during the year.


At December 31, 1996, the book value including accrued interest receivable on securities sold under agreements to repurchase were $4,899,438. The securities dealer that has lent the Bank the money has possession of the securities during the term of the loan.

Interest expense on federal funds purchased was $2,360 $5,332, and $4,476 and interest expense on securities sold under agreements to repurchase was $27,434, $65,276 and $126,060 for the years ended December 31, 1996, 1995, and 1994, respectively.

Note 15.  Stock Options

At December 31, 1996, the Company had a stock option plan, which is described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs has been recognized for its stock option plan. Had compensation costs for this plan been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, the impact would not have materially affected net income.

The Company adopted the Bank's 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as non-qualified stock options under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of grant. Options granted vest at a rate of 25 percent per year for four years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 92,310 shares of common stock and is subject to the specific approval of the Board of Directors. The shares are exercisable at prices ranging from $5.75 to $6.50 per share. At December 31, 1996, 60,700 shares were exercisable.

                                                                   1996                    1995                      1994
                                                        ----------------------------------------------------------------------------
                                                                 Weighted Average         Weighted Average          Weighted Average
                                                          Shares  Exercise Price  Shares   Exercise Price    Shares  Exercise Price
                                                        ---------------------------------------------------------------------------
Options outstanding, beginning of year                     89,274   $    5.87      92,310   $    5.86         92,310   $    5.86
Granted                                                         0                       0                          0
Canceled                                                        0                   2,736   $    5.75              0
Exercised                                                   9,641   $    5.75         300   $    5.75              0
                                                        ---------               ---------                  ---------
Options outstanding, end of year                           79,633   $    5.88      89,274   $    5.87         92,310   $    5.86
                                                        =========               =========                  =========
Options available for grant, end of year                    2,736                   2,736   $    5.75              0



             Options Outstanding and Exercisable

                            Number       Weighted-Average
    Range of             Outstanding        Remaining          Weighted-Average
  Exercise Prices        at 12/31/96     Contractual Life       Exercise Price
      $5.75-$6.50         79,633             5.5 years                $5.88

Note 16.  Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the State Banking Department, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. During 1996, the Bank paid the parent $499,016 in dividends.

Note 17. Commitments and Contingencies

The Company leases land, buildings, and equipment under noncancelable operating leases expiring at various dates through 2001. The following is a schedule of future minimum lease payments based upon obligations at year end, lease payments based upon obligations at year end.

            Year Ending
            December 31,
                  1997                              $344,296
                  1998                               191,015
                  1999                                82,173
                  2000                                88,233
                  2001                                23,664
                                                    --------
                 Total                              $729,381
                                                    ========

Total expenditures charged for leases for the reporting period ended December 31, 1996, 1995, and 1994 were $250,736, $62,989, $22,368, respectively.

The Company is involved in various litigation. In the opinion of management and the Company's legal counsel, the disposition of all such litigation pending will not have a material effect on the Company's financial statements.

At December 31, 1996 and 1995, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $235,955 and $74,000, respectively. At December 31, 1996 and 1995 the Bank had undisbursed loan commitments in the amount of $12,238,199 and $8,516,466, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

Note 18.  Related Party Transactions

An analysis of loans to directors and executive officers is as follows:

                                        1996          1995         1994
                                    --------------------------------------
Balance at beginning of year          $510,990      $592,108     $203,378
Additional loans made                  158,000        18,000      414,577
Payments received                     (383,979)      (99,118)     (25,847)
                                      -----------------------------------
Balance at end of year                $285,011      $510,990     $592,108
                                      ===================================


The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Company. These loans were made and deposits were taken in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

Note 19.  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the California State Banking Department categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that Management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum capital ratios set forth in the table below. The following table also sets forth the Bank's actual regulatory capital and ratios (dollars in thousands):

                                                                        For Capital          To be Well-Capitalized under
                                             Actual regulatory        Adequacy Purposes   Prompt Corrective action provisions
                                       ------------------------    ---------------------  -----------------------------------
                                       Capital amount     Ratio    Capital amount  Ratio    Capital amount    Ratio
                                       --------------     -----    --------------  -----    --------------    -----
As of December 31, 1996
Total Capital to Risk-Weighted Assets       $7,761        13.94%        $4,454     8.00%         $5,568       10.00%
Tier 1 Capital to Risk-Weighted Assets      $7,064        12.67%        $2,230     4.00%         $3,345        6.00%
Tier 1 Capital to Average Assets            $7,064         8.41%        $3,360     4.00%         $3,360        4.00%


As of December 31, 1995
Total Capital to Risk-Weighted Assets       $7,171        15.21%        $3,772     8.00%         $4,715       10.00%
Tier 1 Capital to Risk-Weighted Assets      $6,579        13.90%        $1,893     4.00%         $2,840        6.00%
Tier 1 Capital to Average Assets            $6,579         9.27%        $2,839     4.00%         $2,839        4.00%

On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund. ("SAIF") through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financial Corporation ("FICO") bonds which were issued to help fund the federal government's costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment was set at 65.7 cents per $100 insured by the thrift funds as of March 31, 1995. The Bank was assessed these fees in connection with the 1994 purchase of the deposits of La Cumbre Savings Bank. Based upon the provisions of the act, Heritage Oaks Bank's assessment was $99,985 using a deposit base of $15,359,756.

Note 20:  Other Non-interest Income

The major items included in other non-interest income were:

                                                                December 31,
                                                  --------------------------------------
                                                        1996          1995          1994
                                                  --------------------------------------
  ATM transaction fees                            $1,024,017      $978,335      $637,344
  ATM  interchange income                            882,058       779,678       509,779
  Bankcard merchant fees                             363,247       591,658       461,818
  Gain on sale of other real estate owned                  0        13,314        79,277
  Other                                              231,786        86,585        97,009
                                                  --------------------------------------
                                                  $2,501,108    $2,449,570    $1,785,227
                                                  ======================================


Note 21:  Other Non-interest Expenses

The major items included in other non-interest expenses were:

                                                                 December 31,
                                                --------------------------------------------
                                                        1996              1995          1994
                                                --------------------------------------------
  Data processing                                   $481,844          $477,384      $466,450
  Advertising and promotional                        123,240            79,412        89,463
  Regulatory fees                                    159,324           118,087       122,077
  Other professional fees and outside services        54,376            82,358        58,717
  Legal fees and other litigation expense            118,071           121,143        48,895
  Stationery and supplies                             98,386            78,254       100,801
  Bankcard merchant expense                          290,236           530,182       400,173
  Director fees                                       88,675            94,455        86,750
  ATM costs for retail sites                         486,831           259,349         2,621
  Miscellaneous                                      396,580           308,967       320,806
                                                --------------------------------------------
                                                  $2,297,563        $2,149,591    $1,696,753
                                                ============================================

NOTE 22: Condensed Financial Information of Heritage Oaks Bancorp
(Parent Company)

                                 BALANCE SHEETS

                                                         1996          1995
                                                 ---------------------------
Cash                                                 $314,388       $48,669
Prepaid                                                57,807        29,373
Investment in Subsidiary                            6,714,428     6,191,958
                                                 ---------------------------
     TOTAL ASSETS                                  $7,086,623    $6,270,000
                                                 ===========================
LIABILITIES and STOCKHOLDERS' EQUITY


Other Liabilities                                     $33,475       $44,537
                                                 ---------------------------
     Total Liabilities                                 33,475        44,537

Stockholders' Equity:
   Common Stock                                     4,089,245     4,033,809
   Retained earnings                                2,963,903     2,191,654
                                                 ---------------------------
      Total Stockholders' Equity                    7,053,148     6,225,463
                                                 ---------------------------
                                                   $7,086,623    $6,270,000
                                                 ===========================

                              STATEMENTS OF INCOME

                                                                  1996          1995          1994
                                                           ----------------------------------------
Income
   Equity in undistributed income of subsidiary               $950,057    $1,008,268       $84,716
   Management Fee from Bank                                          0       100,321             0
                                                           ----------------------------------------
   Total income                                                950,057     1,108,589        84,716
                                                           ----------------------------------------
Expense
     Salary expense                                             31,987        22,158             0
     Equipment Expense                                             182           424             0
     Other Professional Fees and Outside Services               13,781        95,843           947
     Other                                                      16,141        11,745             0
                                                           ----------------------------------------
   Total expense                                                62,091       130,170           947
                                                           ----------------------------------------
      Total Operating Income                                   887,966       978,419        83,769

  Tax expense (benefit) of parent                              (25,865)      (10,149)          800
                                                           ----------------------------------------
                                                              $913,831      $988,568       $82,969
                                                           ========================================

                            STATEMENTS OF CASH FLOWS

Statements of Cash Flows for the years ended December 31, 1996, 1995, and from the commencement of operations November 15, 1994 through December 31, 1994.

                                                                          1996          1995          1994
                                                                      ------------------------------------
Cash flows from operating activities:
   Net income                                                         $913,831      $988,568       $82,969
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       (Increase) decrease in other assets                             (28,434)        7,581       (36,956)
       Increase (decrease) in other liabilities                        (11,062)       43,737           800
       Increase (decrease) in dividends payable                              0      (179,645)      179,645
       Undistributed income of subsidiary                             (950,057)   (1,008,268)      (84,716)
                                                                      ------------------------------------
         Net cash provided by (used in) operating activities           (75,722)     (148,027)      141,742

Cash flows from financing activities:
     Cash dividends declared                                          (213,011)            0      (179,645)
     Cash dividends received                                           499,016             0       232,874
     Proceeds from the exercise of options                              55,436         1,725             0
                                                                      ------------------------------------
         Net cash provided by financing activities                     341,441         1,725        53,229
                                                                      ------------------------------------

Net increase (decrease) in cash                                        265,719      (146,302)      194,971
Cash at beginning of year                                               48,669       194,971             0
                                                                      ------------------------------------
Cash at end of year                                                   $314,388       $48,669      $194,971
                                                                      ====================================

Note 23.  Subsequent Events

On January 23, 1997, the Board of Directors declared a dividend of $.50 per share to stockholders' of record on February 7, 1997. The dividend paid was $337,787.

On February 21, 1997 the Bank acquired certain assets and liabilities of the Wells Fargo Branch located in Cambria, California. The total assets acquired were $5,255,161, which consisted of $217,000 of leasehold improvements, $86,461 of fixed assets, $4,837,458 in cash, and $15,217 of loans and accrued interest. The Bank assumed $5,237,253 of deposits and accrued liabilities of $17,908. The Bank paid a premium of $86,461 for the deposits which is included in other assets on the consolidated balance sheet. The premium will be amortized over a five year period. This branch will be operated from a leased facility consisting of approximately 2,916 square feet. The term of the lease will be through July 1, 2004. The lease has two consecutive options to extend the lease for an additional five years each.


Note: This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Selected Quarterly Financial Data


The selected quarterly data for 1996 and 1995 is based on the unaudited financial statements of the Company as presented by Management.

                                                                                  Quarter ended
                                                                --------------------------------------------------
(Dollars in thousands, except per share data)                   March 31       June 30  September 30   December 31
                                                                --------       -------  ------------   -----------

           1996
Net interest income                                                 $822          $848          $915        $1,025
Provision for possible loan losses                                    23            22            23            22
Non-interst income                                                   725           733           703           728
Non-interest expenses                                              1,135         1,176         1,265         1,366
                                                                 -------       -------       -------       -------
Income before provision for income taxes                             389           383           330           365
Provision for income taxes                                           150           146           123           134
                                                                 -------       -------       -------       -------
Net income                                                          $239          $237          $207          $231
                                                                 =======       =======       =======       =======
Earnings per share:
 Primary                                                           $0.36         $0.34         $0.27         $0.33
 Fully diluted                                                      0.36          0.34          0.27          0.24
Dividends declared per share                                        0.32          0.00          0.00          0.00
Total assets                                                      71,203        76,508        77,353        85,122
Total Deposits                                                    63,327        66,658        69,250        71,991
Loans, net                                                        40,453        43,903        43,594        49,580
Stockholders' equity                                               6,283         6,529         6,827         7,053

           1995
Net interest income                                                 $746          $763          $844          $878
Provision for possible loan losses                                    15            15            15            15
Non-interst income                                                   608           619           647           661
Non-interest expenses                                                866           942         1,099         1,177
                                                                 -------       -------       -------       -------
Income before provision for income taxes and cumulative
 effect of accounting change                                         473           425           377           347
Provision for income taxes                                           188           166           147           133
                                                                 -------       -------       -------       -------
Net income                                                          $285          $259          $230          $214
                                                                 =======       =======       =======       =======
Earnings per share:
 Primary                                                           $0.43         $0.39         $0.41         $0.24
 Fully diluted                                                      0.43          0.39          0.41          0.24
Dividends declared per share                                        0.00          0.00          0.00          0.00
Total assets                                                      71,182        73,085        73,150        72,345
Total Deposits                                                    64,947        65,483        66,177        64,714
Loans, net                                                        35,565        39,177        39,770        39,920
Stockholders' equity                                               5,377         5,613         5,962         6,225

SELECTED FINANCIAL DATA (unaudited)
(Dollars in thousands, except per share and ratio data)

                                                                       Year Ended December 31,
                                                         1996        1995        1994        1993        1992
                                                     --------    --------    --------    --------    --------
Results of Operations:
   Total interest income                               $5,591      $5,505      $4,543      $4,367      $4,757
   Total interest expense                               1,982       2,273       1,513       1,519       2,295
                                                     --------    --------    --------    --------    --------
Net Interest Income                                     3,609       3,232       3,030       2,848       2,462
Provision for possible loan losses                         90          60          45          30          53
                                                     --------    --------    --------    --------    --------
Net interest income after provision
   for possible loan losses                             3,519       3,172       2,985       2,818       2,409
Total non-interest income                               2,889       2,535       2,106       1,625       1,017
Total non-interest expenses                             4,941       4,084       3,576       3,288       2,900
                                                     --------    --------    --------    --------    --------
Income before provision for income taxes and
   cumulative effect of accounting change               1,467       1,623       1,515       1,155         526
Provision for income taxes                                553         634         607         467         202
Cumulative effect of change in accounting for
   income taxes                                            --          --          --          99          --
                                                     --------    --------    --------    --------    --------
          NET INCOME                                     $914        $989        $908        $787        $324
                                                     ========    ========    ========    ========    ========

Selected Financial Ratios:
   Return on average assets                              1.21%       1.36%       1.48%       1.41%       0.56%
   Return on average equity                             13.76%      17.93%      22.40%      19.84%       9.36%
   Average equity to average assets                      8.76%       7.59%       6.60%       7.10%       6.01%
   Dividend payout ratio (1)                            38.38%      21.72%      23.42%       6.90%       0.00%

Earnings per share -
   Primary earnings per share:
    Income before effect of accounting change           $1.30       $1.47       $1.58       $1.27       $0.60
    Effect of change in accounting for taxes               --          --          --       $0.18          --
                                                     --------    --------    --------    --------    --------
          NET INCOME                                    $1.30       $1.47       $1.58       $1.45       $0.60
                                                     ========    ========    ========    ========    ========
   Fully diluted earnings per share:
    Income before effect of accounting change           $1.30       $1.47       $1.58       $1.07       $0.54
    Effect of change in accounting for taxes               --          --          --       $0.15          --
                                                     --------    --------    --------    --------    --------
          NET INCOME                                    $1.30       $1.47       $1.58       $1.22       $0.54
                                                     ========    ========    ========    ========    ========
Dividends declared per share (1)                        $0.50       $0.32       $0.37       $0.10       $0.00

Weighted average common and common
   equivalent shares outstanding:
     Primary                                          665,355     671,075     574,418     541,858     541,858
     Fully diluted                                    665,355     671,075     574,418     676,585     670,728

Total Assets                                          $85,122     $72,345     $73,237     $55,247     $58,832
Subordinated debt                                          $0          $0          $0        $737        $731


(1) The 1996 dividend of $.50 was declared on January 23, 1997. The 1995 dividend of $.32 was declared on January 20, 1996.

                       [VAVRINEK, TRINE, DAY & CO. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp as of December 31, 1996 and 1995, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp as of December 31, 1996 and 1995, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

VAVRINEK, TRINE, DAY & CO.
Rancho Cucamonga, California
February 7, 1997

ITEM 8.           CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT

         The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:
(2.1)             Plan of Reorganization and Merger Agreement dated as of March
                  22, 1994, incorporated by reference from Exhibit 2 to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

(3.1)             Articles of Incorporation incorporated by reference from
                  Exhibit 3.1 to Registration Statement on Form S-4 No.
                  33-77504, filed with the Commission on April, 1994.

(3.2) Bylaws incorporated by reference from Exhibit 3.2 to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

(4.1) Specimen form of Heritage Oaks Bancorp stock certificate incorporated by reference from Exhibit 4.1 to Registration
                  Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

(10.1)            Agreement to Purchase Assets and Assume Liabilities between
                  Heritage Oaks Bank and La Cumbre Savings Bank, dated March 28,
                  1994, incorporated by reference from Exhibit 10.1 to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

*(10.2)           1990 Stock Option Plan incorporated by reference from Exhibit
                  10.2 to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

*(10.3)           Form of Stock Option Agreement incorporated by reference from
                  Exhibit 4.2 to Registration Statement on Form S-4 No.
                  33-77504, filed with the Commission on April 8, 1994.

*(10.4)           Lawrence P. Ward Employment Letter Agreement, dated November
                  17, 1992, incorporated by reference from Exhibit 10.3 to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

(10.5)            Service Agreement, dated November 10, 1992, between Heritage
                  Oaks Bank and Mescom Enterprises, Inc. dba Native American
                  Network System, incorporated by reference from Exhibit 10.4 to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

(10.6)            Letter Agreement, dated October 23, 1992, between Heritage
                  Oaks Bank and Peter Gheorghiu, incorporated by reference from
                  Exhibit 10.5 to Registration Statement on Form S-4 No.
                  33-77504, filed with the Commission on April 8, 1994.

(10.7)            Item Processing and Back Offices Servicing Agreement, dated
                  August 11, 1993, between Heritage Oaks Bank and Systematics
                  Financial Services, Inc., incorporated by reference from
                  Exhibit 10.6 to Registration Statement on Form S-4 No.
                  33-77504, filed with the Commission on April 8, 1995.

(10.8)            Data Processing Agreement, dated October 1, 1992, between
                  Heritage Oaks Bank and City National Information Systems, incorporated by reference from Exhibit 10.7 to Registration
                  Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

*(10.9)           401(k) Pension and Profit Sharing Plan, filed with the
                  Commission in the Company's 10K Report for the year ended
                  December 31, 1994.

*(10.10)          Heritage Oaks Bancorp 1995 Bonus Plan, filed with the
                  Commission in the Company's 10K Report for the year ended
                  December 31, 1994.

*(10.11)          Salary Continuation Plan of Heritage Oaks Bank, filed with the
                  Commission in the Company's 10K Report for the year ended
                  December 31, 1994.

*(10.12) Salary Continuation Agreement with Lawrence P. Ward, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994.

*(10.13) Salary Continuation Agreement with Gwen R. Pelfrey, filed with the Commission in the Company's 10K Report for the year ended
                  December 31, 1994.

*(10.14) Salary Continuation Agreement with Robert E. Bloch, filed with the Commission in the Company's 10K Report for the year ended
                  December 31, 1994.

(10.15) Woodland Shopping Center Lease, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994.

(10.16) Laguna Village Sublease, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994.

*(10.17)          Lawrence P. Ward Employment Letter Agreement, dated February
                  27, 1996, filed with the Commission in the Company's 10KSB
                  Report for the year ended December 31, 1995.

(10.18)           1135 Santa Rosa Street Lease, filed with the Commission in the
                  Company's 10KSB Report for the year ended December 31, 1995.

(10.19)           Purchase and Assumption between Wells Fargo Bank, N.A. and
                  Heritage Oaks Bank, dated as of October 15, 1996, filed with the Commission in the Company's 8-K Report, dated December 2,
                  1996.

(10.20)           Lease Agreement for Cambria Branch Office

(21)              Subsidiaries of Heritage Oaks Bancorp.

(23)              Consent of Independent Accountants

(27)              Financial Schedule

*Denotes management contracts, compensatory plans or arrangements.

REPORTS ON FORM 8-K:

         During the fourth quarter of 1996, the Company filed one Report on Form 8-K, dated December 2, 1996, reporting under "Item 5 - Other Event" in connection with the Bank entering into a purchase and assumption agreement to acquire the Wells Fargo Bank branch office in Cambria, California. No financial statements were included within the Report.


         An Annual Report for the fiscal year ended December 31, 1996, and Notice of Annual Meeting and Proxy Statement for the Company's 1997 Annual Meeting will be mailed to security holders subsequent to the date of filing of this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP


By:             /S/ LAWRENCE P. WARD
         -------------------------------------------------------
         LAWRENCE P. WARD
         President and Chief Executive officer


Dated:            March 20, 1997

By:             /S/ ROBERT E. BLOCH
         -------------------------------------------------------
         ROBERT E. BLOCH
         Executive Vice President and Chief Financial Officer

Dated:            March 20, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                   Dated:
   /S/ B.R.Brant                         Chairman of the      March 20, 1997
------------------------------           Board of
B.R. BRYANT                              Directors


  /S/ Donald H. Campbell                 Vice Chairman        March 20, 1997
-------------------------------          of the Board
DONALD H. CAMPBELL                       of Directors


 /S/ Elizabeth A. Cousins                Director             March 20, 1997
------------------------------
ELIZABETH A. COUSINS


                                         Director             March 20, 1997
------------------------------
DOLORES T. LACEY


  /S/ Merle F. Miller                    Director             March 20, 1997
------------------------------
MERLE F. MILLER


 /S/ John Palla                          Director             March 20, 1997
------------------------------
JOHN  PALLA


 /S/ J. Russell Roy                      Director             March 20, 1997
------------------------------
J. RUSSELL ROY


 /S/ Ole K. Viborg                       Director             March 20, 1997
------------------------------
OLE K. VIBORG


 /S/ Lawrence P. Ward                    Director             March 20, 1997
------------------------------
LAWRENCE P. WARD

                                  EXHIBIT INDEX

Exhibit
Sequential
Number         Description                                         Page Number
------         -----------                                         -----------
10.20          Lease Agreement for Cambria Branch Office

10.21          Subsidiaries of Heritage Oaks Bancorp

10.23          Consent of Independent Accountants

10.27          Financial Schedule