Form 10QSB
period 1997-03-31
HERITAGE OAKS BANCORP
filed 1997-05-12
CIK 921547

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to
                              ---------------------  ----------------------

Commission File No. 0-25020
                   --------

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

                                 YES   x      NO
                                    ----------  --------

Aggregate market value of Common Stock of Heritage Oaks Bank at
May 8,1997: $10,234,543.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 676,664 shares outstanding at May 8,1997

                 HERITAGE OAKS BANCORP
               CONSOLIDATED BALANCE SHEETS

                                                                 03/31/97      12/31/96      03/31/96
ASSETS                                                        (unaudited)         (1)     (unaudited)
                                                         --------------------------------------------
Cash and due from banks                                       $11,732,219   $13,575,653   $10,212,534
Federal funds sold                                                600,000     1,100,000       800,000

                                                         --------------------------------------------
   Total cash and cash equivalents                             12,332,219    14,675,653    11,012,534

Securities Available for sale                                   4,817,020     5,317,000     5,272,025
Securities held to maturity (see note 2)                       11,748,647    11,080,726    10,479,269

Loans, net ( see note 3)                                       51,193,110    49,579,853    40,453,290

Time deposits with other banks                                          0       100,000       100,000
Property, premises and equipment, net                           2,047,327     1,756,099     1,637,528
Other real estate owned                                                 0             0             0
Cash surrender value life insurance                               739,344       729,920       701,867
Other assets                                                    2,019,045     1,883,066     1,546,258
                                                         --------------------------------------------
     TOTAL ASSETS                                             $84,896,712   $85,122,317   $71,202,771
                                                         --------------------------------------------
                                                         --------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing                                  $14,212,016   $13,230,117    $7,051,740
Savings, NOW, and money market deposits                        37,584,997    36,200,319    29,094,872
Time deposits of $100,000 or more                               3,357,076     3,971,092     2,298,873
Time deposits under $100,000                                   21,285,135    18,589,770    24,881,566
                                                         --------------------------------------------
    Total deposits                                             76,439,224    71,991,298    63,327,051

Other borrowed money                                                    0     4,730,000             0
Other liabilities                                               1,477,507     1,347,871     1,592,967
                                                         --------------------------------------------
   Total liabilities                                           77,916,731    78,069,169    64,920,018

Stockholders' equity
 Common stock, no par value;
 20,000,000 shares authorized; issued and outstanding 676,664, 675,296 and
 665,855 for March, 31, 1997, December 31, 1996, and March 31, 1996,
 respectively                                                   4,097,111     4,089,245     4,034,959
Valuation allowance on securities available for sale             (439,188)     (442,092)     (483,772)
Retained earnings                                               3,322,058     3,405,995     2,731,566
                                                         --------------------------------------------
    Total stockholders' equity                                  6,979,981     7,053,148     6,282,753
                                                         --------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $84,896,712   $85,122,317   $71,202,771
                                                         --------------------------------------------
                                                         --------------------------------------------

   (1)  These numbers have been derived from the audited financial statements.

          See notes to condensed financial statements.

                               HERITAGE OAKS BANCORP
                          CONSOLIDATED STATEMENTS OF INCOME
                         For the three months ended March 31,

                                                                     1997          1996
                                                              (unaudited)   (unaudited)
                                                         ------------------------------
Interest Income:

Interest and fees on loans                                     $1,283,893    $1,062,529
Investment securities                                             225,015       238,877
Federal funds sold and commercial paper                            23,470        22,519
Time certificates of deposit                                        1,313         1,125
                                                         ------------------------------
   Total interest income                                        1,533,691     1,325,050

Interest Expense:

   Now accounts                                                    94,655        62,820
   MMDA accounts                                                   39,367        23,369
   Savings accounts                                                55,680        49,905
   Time deposits of $100,000 or more                               40,641        34,156
   Other time deposits                                            241,458       332,359
   Other borrowed funds                                            35,309           104
                                                         ------------------------------
   Total interest expense                                         507,110       502,713

Net Interest Income Before Provision for Possible Loan Losses   1,026,581       822,337
Provision for loan losses                                          60,000        22,500
                                                         ------------------------------
   Net interest income after provision for loan losses            966,581       799,837

Non-interest Income:
Service charges on deposit accounts                               114,313        85,382
Investment securities losses, net                                  (8,594)            0
Other income                                                      730,713       639,345
                                                         ------------------------------
   Total Non-interest Income                                      836,432       724,727

Non-interest  Expense:
Salaries and employee benefits                                    583,263       414,456
Occupancy and equipment                                           218,193       148,063
Other expenses                                                    591,140       572,901
                                                         ------------------------------
   Total Noninterest Expenses                                   1,392,596     1,135,420
                                                         ------------------------------
   Income before provision for income taxes                       410,417       389,144
   Provision for applicable income taxes                          156,567       149,743
                                                         ------------------------------
         Net Income                                              $253,850      $239,401
                                                         ------------------------------
                                                         ------------------------------
   Earnings per share:

     Primary and fully diluted earnings per share (see note         $0.35         $0.36


               See notes to condensed financial statements

                           HERITAGE OAKS BANCORP
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Periods ended March 31, 1997 and 1996

                                                                                1997             1996
                                                                         (unaudited)      (unaudited)
                                                         --------------------------------------------
Cash flows from operating activities:
   (dollars in thousands
  Net Income                                                                 253,850         $239,401
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                          75,972           51,805
       Provision for possible loan loss                                       60,000           22,500
       Increase (decrease) in deferred loan fees                             121,324            2,886
       Net gain on sales of investment securities                              8,594                0
       Amortization of premiums (Discount accretion)
         on investment securities, net                                       (14,547)         (19,333)
       Loss on sale of other real estate owned                                     0                0
       Gain on sale of property, premises, and equipment                        (737)            (770)
       Decrease (increase) in other assets                                  (137,315)          59,778
       Increase (decrease) in other liabilities                              129,635          187,602
                                                         --------------------------------------------
         Net cash provided by operating activities                           496,776          543,869


Cash flows from investing activities:
   Purchase of investment securities                                      (1,210,699)        (291,097)
   Proceeds from sales, princ reductions and maturities
     from investment securities                                            1,053,688        2,153,967
  Decrease in TCD's with other banks                                         100,000                0
   Net decrease in real estate acquired in settlement of loans                     0                0
    Purchase of insurance policies                                            (9,424)           -9443
   Increase in loans, net                                                 (1,794,581)        (559,030)
   Purchase of property, premises and equipment, net                        (367,200)         (23,090)
                                                         --------------------------------------------
         Net cash provided by investing activities                        (2,228,216)       1,271,307


Cash flows from financing activities:
   Increase (decrease) in deposits, net                                    4,447,927       (1,387,046)
   Payments under capital leases                                                   0                0
   Net increase in other borrowings                                       (4,730,000)               0
   Proceeds from exercise of stock options                                     7,866
   Cash Dividends Paid                                                      (337,787)        (213,010)
                                                         --------------------------------------------
         Net cash provided by (used in) financing activities                (611,994)      (1,600,056)
                                                         ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (2,343,434)         215,120
Cash and cash equivalents at beginning of year                            14,675,653       10,797,414
                                                         --------------------------------------------
Cash and cash equivalents at end of period                                12,332,219      $11,012,534
                                                         --------------------------------------------
                                                         --------------------------------------------
See notes to condensed financial statements


                                            HERITAGE OAKS BANCORP
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                MARCH 31, 1997
                                                 (unaudited)

(Dollars in thousands)                                         Evaluation                   Total
                                     Shares         Common   Reserve FASB      Retained Stockholders'
                                  outstanding        Stock      # 115          Earnings     Equity
                                  -----------     ---------  ------------      -------- -------------
Balances, December 31, 1996           675,296    $4,089,245     ($442,092)   $3,405,995    $7,053,148

  FASB 115 adjustment                      --            --         2,904            --         2,904

  Exercise of stock options             1,368         7,866            --            --         7,866

  Cash dividends paid - $.50 per
   share                                   --            --            --      (337,787)     (337,787)


  Net income through March 31,
   1997                                    --            --            --       253,850       253,850
                                  -------------------------------------------------------------------
Balances, March 31, 1997              676,664    $4,097,111     ($439,188)   $3,322,058    $6,979,981
                                  -------------------------------------------------------------------
                                  -------------------------------------------------------------------


See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at March 31, 1997, December 31, 1996, and March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to shareholders. The results for the three months ended March 31, 1997 may not necessarily be indicative of the operating results for the full year.


Note 2: INVESTMENT SECURITIES

The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities and mortgage-backed securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealize gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

The amortized cost and fair values of investment securities available for sale at March 31, 1997 and December 31, 1996 were:

                                                                  Gross         Gross
                                                  Amortized    Unrealized    Unrealized        Fair
March 31, 1997                                       Cost         Gains         Losses        Value
                                              -------------------------------------------------------
U.S. Treasury securities                         $1,000,701            $0      ($22,581)     $978,120
Obligations of U.S. government agencies and
 corporations                                     4,000,000             0      (163,100)    3,836,900
Other securities                                      2,000             0             0         2,000
                                              -------------------------------------------------------
     TOTAL                                       $5,002,701            $0     ($185,681)   $4,817,020
                                              -------------------------------------------------------
                                              -------------------------------------------------------


December 31, 1996                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized        Fair
                                                     Cost         Gains         Losses        Value
                                              -------------------------------------------------------
U.S. Treasury securities                         $1,000,842            $0      ($18,342)     $982,500
Obligations of U.S. government agencies and
 corporations                                     4,500,000             0      (167,500)    4,332,500
Other securities                                      2,000             0             0         2,000
                                              -------------------------------------------------------
     TOTAL                                       $5,502,842            $0     ($185,842)   $5,317,000
                                              -------------------------------------------------------
                                              -------------------------------------------------------


The amortized cost and fair values of investment securities held to maturity at March 31, 1997 and December 31, 1996 were:

                                                                  Gross         Gross
March 31, 1997                                    Amortized    Unrealized    Unrealized        Fair
                                                     Cost         Gains         Losses        Value
                                              -------------------------------------------------------
U.S. Treasury securities                            $99,748          $252            $0      $100,000
Obligations of U.S. government agencies and
 corporations                                     3,209,239         6,945       (10,066)    3,206,118
Mortgage-backed securities                        5,559,225        84,241      (300,605)    5,342,861
Obligations of state and political subdivision    2,880,435        14,241       (16,590)    2,878,086
                                              -------------------------------------------------------
     TOTAL                                      $11,748,647      $105,679     ($327,261)  $11,527,065
                                              -------------------------------------------------------
                                              -------------------------------------------------------


                                                                  Gross         Gross
                                                  Amortized    Unrealized    Unrealized        Fair
December 31, 1996                                    Cost         Gains         Losses        Value
                                              -------------------------------------------------------
U.S. Treasury securities                            $98,489            $0         ($932)      $97,557
Obligations of U.S. government agencies and
 corporations                                     3,202,355        29,702          (375)    3,231,682
Mortgage-backed securities                        5,075,990       110,810      (221,569)    4,965,231
Obligations of state and political subdivision    2,703,892        20,279       (12,213)    2,711,958
                                              -------------------------------------------------------
     TOTAL                                      $11,080,726      $160,791     ($235,089)  $11,006,428
                                              -------------------------------------------------------
                                              -------------------------------------------------------


Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                March 31,    December 31,
                                                   1997          1996
                                              ---------------------------
Commercial, financial, and agricultural         $21,828,407   $20,729,098
Real estate-construction                          8,664,772     7,190,680
Real estate-mortgage                             16,268,201    17,142,334
Installment loans to individuals                  5,254,256     5,416,061
All other loans (including overdrafts)              256,499        92,391
                                              ---------------------------
                                                 52,272,135    50,570,564
                                              ---------------------------

Less - deferred loan fees                          (248,874)     (218,786)
Less - reserve for possible loan losses            (830,151)     (771,925)
                                              ---------------------------
     Total loans                                $51,193,110   $49,579,853
                                              ---------------------------
                                              ---------------------------

Concentration of Credit Risk

At March 31, 1997, approximately $24,932,973 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in Northern San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $802,348 and $803,280 at March 31, 1997 and December 31, 1996, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $18,508, $97,38 for the period ended March 31, 1997 and December 31, 1996, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                                  March 31,       December 31,
                                                      1997             1996
                                              -----------------------------
Balance at beginning of year                      $771,925         $766,262
Additions charged to operating expense              60,000           90,000
Loans charged off                                   (6,205)        (107,130)
Recoveries of loans previously charged off           4,431           22,793
                                              -----------------------------
     Balance at end of year                       $830,151         $771,925
                                              -----------------------------
                                              -----------------------------

At March 31, 1997, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $235,955 and undisbursed loan commitments in the amount of $15,242,824. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the outstanding commitment amount does not necessarily represent future cash requirements.
Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio.
 The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term.

Note 4: Earnings Per Share:

Primary and fully diluted earnings per share are based on the weighted average number of shares outstanding including dilutive common stock equivalents during each period, which were 721,438 and 673,105 for March 31,1997 and 1996, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of March 31, 1997, total consolidated assets of Heritage Oaks Bancorp were $84,896,712 compared to $71,202,771 as of March 31, 1996. Total consolidated assets at December 31, 1996 were $85,122,317. The 19.2% increase in total assets from March 31, 1996 to March 31, 1997 was attributable to the two new branches that Bank has opened. During May 1997 the Bank opened a new branch in downtown San Luis Obispo, California. This branch has now grown to approximately $6,983,000 on March 31, 1997. On February 22, 1997, the Bank acquired Wells Fargo Bank's branch located in Cambria, California. The deposits acquired from this acquisition were approximately $5,237,000.

Total cash at March 31, 1997 was $11,732,219. The large cash balance reflects the cash needed to fund the Bank's automatic teller machine ("ATM") network. As of March 31, 1997, the Bank was operating approximately 77 ATMs.

Total net loans at March 31, 1997 were $51,193,110 which was up $1,613,257 from the $49,579,853 at December 31, 1996. Management intends to aggressively increase the level of loans outstanding. The total net loans outstanding are up $10,739,820 from March 31, 1996. The $10,739,820 increase from a year ago is as a result of the expansion in the number of branches.

Securities available for sale are carried at market value which was $4,817,020 at March 31, 1997 compared to $5,317,000 at December 31, 1996. This decrease is primarily attributable to the sell of one of the securities. Securities held to maturity are carried at their amortized cost of $11,748,647 at March 31, 1997 compared to $11,080,726 at December 31, 1996.

Federal funds sold were $600,000 at March 31, 1997 and $1,100,000 at December 31, 1996.

Total deposits were $76,439,224 at March 31, 1997 as compared to $71,991,298 in deposits at December 31, 1996. The increase in total deposits is primarily attributable to the $5,237,000 in deposits that were acquired with the branch acquisition on February 22, 1997.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $73,082,148 represented 95.6% of total deposits at March 31, 1997. The Company does not purchase funds through deposit brokers.

Other borrowed money was $0 at March 31, 1997. At December 31, 1996, total other borrowings were $4,730,000. The borrowings were paid off during February as a result of the deposits assumed in the branch acquisition.



RESULTS OF OPERATIONS

The Company reported net income for the three months ended March 31, 1997 of $253,850 or $.35 per share compared to $239,401 or $.36 per share. The following discussion highlights changes in certain items in the consolidated statements of income.

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

Net interest income for the three months ended March 31, 1997 was $1,026,581. This represents an improvement of $204,244 or 24.84% more than the $822,337 for the comparable period in 1996. As a percentage of average earning assets, net interest margin for the first three months of 1997 increased to 5.64% from 5.54% in the same period one year earlier. The increase in net interest margin is primarily due to a $9,463,000 increase in average interest earning assets and an increase of only $4,772,000 in interest bearing liabilities. This improvement was as a result of the bank's marketing efforts to attract non-interest bearing demand deposit accounts. The average balance of demand deposits grew $5,927,000.

Average interest earning assets were $68,805,000 for March 31, 1997 compared to $59,342,000 for March 31, 1996. Average interest-bearing liabilities increased to $61,536,000 at March 31, 1997 from $56,764,000 at March 31,
1996. Average interest rates on interest-bearing liabilites dropped from 3.54% for the first three months of 1996 to 3.34% for the first three months of 1997.


                                   AVERAGE BALANCE SHEET INFORMATION MARCH 31,

            (dollars in thousands)                     1997                                            1996
                                          Average     Avg. Yield         Amount           Average     Avg. Yield         Amount
                                          Balance      Rate Paid       Interest           Balance      Rate Paid       Interest
                                    ------------- ---------------   -----------     ------------- ---------------   -----------
Interest Earning Assets:
  Time deposits with other banks              $94           5.64%            $1              $100           4.00%            $1
  Investment securities taxable            13,645           5.67%           191            14,341           5.75%           206
  Investment securities non-taxable         2,754           5.06%            34             2,594           5.09%            33
  Federal funds sold                        1,763           5.40%            23             1,739           5.29%            23
  Loans (1)(2)                             50,549           9.86%         1,229            40,568          10.47%         1,062
                                    -------------                --------------          --------                --------------
   Total interest earning assets           68,805           8.71%         1,478            59,342           8.93%         1,325
                                    -------------                --------------          --------                --------------
Allowance for possible loan losses           (798)                                           (776)
Non-earning assets:
  Cash and due from banks                  10,732                                           9,504
  Property, premises and equipment          1,781                                           1,653
  Other assets                              3,193                                           2,162
                                    -------------                                        --------
TOTAL ASSETS                              $83,713                                         $71,885
                                    -------------                                        --------
                                    -------------                                        --------

Interest-bearing liabilities
  Savings/NOW/money market                $35,837           2.15%          $190           $28,798           1.89%           136
  Time deposits                            23,255           4.92%           282            27,966           5.25%           367
  Other borrowings                          2,444           5.81%            35                 0           0.00%             0
                                    -------------                --------------          --------                --------------
   Total interest-bearing
     liabilities                           61,536           3.34%           507            56,764           3.54%           503
                                    -------------                --------------          --------                --------------
Non-interest bearing liabilities
  Demand deposits                          13,501                                           7,574
  Other liabilities                         1,660                                           1,619
                                    -------------                                        --------
   Total liabilities                       76,697                                          65,957
                                    -------------                                        --------
Stockholder's equity
  Common stock                              4,093                                           4,032
  Retained earnings                         3,364                                           2,409
  Valuation Allowance Investments            (441)                                           (513)
                                    -------------                                        --------
   Total stockholders' equity               7,016                                           5,928
                                    -------------                                        --------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $83,713                                         $71,885
                                    -------------                                        --------
                                    -------------                                        --------

Net interest income                                                        $971                                            $822
                                                                 --------------                                  --------------
                                                                 --------------                                  --------------
Net interest margin (3)                                     5.64%                                           5.54%


(1)  Nonaccrual loans have been included in total loans.
(2) Loan fees of $55,000 and $54,000 for 1997 and 1996, respectively have been included in the interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note:  Average balances have been computed using daily balances.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 1997 and 1996.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the three months ended March 31, 1997 was $836,432 compared to $724,727 for the comparable period in 1996. Service charge income increased from $85,382 during the first quarter of 1996 to $114,313 for the three months ended March 31, 1997. ATM transaction fees and interchange income were $528,448 during the three months ended March 31, 1997 compared to $473,124 during the same period for 1996. The Bank receives income for each transaction. Approximately, half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and could reduce future income from these machines. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the three months ended March 31, 1997 was $19,238 compared to $2,528 for the same period during 1996. It is anticipated that this source of revenue will increase in the future.

Other Expense

During May 1996, the Bank opened a new branch in downtown San Luis Obispo and a branch was acquired on February 22, 1997. Other expenses have grown as a result of these additional branches. Salaries and employee benefits expense were $583,263 and $414,456 for March 31, 1997 and 1996, respectively. Full time equivalent employees were 58 at March 31, 1997 compared to 50 at March 31, 1996. Also, the company accrued $78,426 for bonuses and related payroll taxes during the quarter ended March 31, 1997. There were no bonuses accrued during the first quarter of 1997. The bonus program allocates a portion of the net after tax income in excess of 12% of the previous years total equity excluding any FASB 115 reserves less dividends paid out. In previous years, the accrual didn't begin until the Bank's total net earnings exceeded the 12% return on stockholders' equity described above. Starting with 1997, the Bank will be accruing this expense monthly. Had the 1996 bonus been accrued in a similar manner, the expense for the first quarter of 1996 would have been $25,735 or $15,041 net of the related tax benefit.

Occupancy and equipment costs grew to $218,193 for the three months ended March 31, 1997 from $148,063 for the comparable period of 1996. The Bank had five branches at March 31, 1997 compared to three at March 31, 1996. The Bank is continuing to upgrade its equipment and services and has recently installed a 24-hour voice response system.

Non-interest expense increased to $591,140 for the three months ended March 31, 1997 compared to $572,901 for the three months ended March 31, 1996. The increase in other expenses reflected increases associated with the growth of the two new branches.


LOCAL ECONOMY

The California economy is expected to continue recovering at a very modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. During 1994, a large retail store was opened in Paso Robles providing the only large retailer for a 30-mile radius. Phase two of the project is in progress and will be completed before the third quarter. This expansion will add three more major retail stores.
One of our branches is located across the street from this center.

CAPITAL

The Company's total stockholders equity was $6,979,981 as of March 31, 1997 compared to $7,053,148 as of December 31, 1996. The decrease in capital was from a $.50 per share dividend that was paid during February. The total dividend paid was $337,787. This decrease was offset by net income of $253,850 and a $2,904 improvement in the valuation allowance for investments. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as Available for Sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity.

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

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank.
Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).
The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at March 31, 1997. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)

                                Well-Capitalized      Heritage
                               Regulator Standard     Oaks Bank
Leverage Ratio                       5.00%               8.13%

Tier One Risk Based Capital Ratio    6.00%              11.88%

Total Risk Based Capital Ratio      10.00%              13.15%


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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At March 31, 1997, the ratio of liquid assets to deposits and other liabilities was 24.16%. The ratio of gross loans to deposits, another key liquidity ratio, was 68.52% at March 31, 1997.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended March 31, 1997 has not been significant to the Bank's financial position or result of operations.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bank had been named as a defendant in a lawsuit filed by Mescom Enterprises. The lawsuit was settled on April 2, 1997. The terms of the settlement require the Bank to pay an amount that is approximately equal to the fees that would have been paid to Mescom over 13 months in exchange for the remaining period of the contract and an agreement by Mescom not to compete for a period of 18 months for those sites covered by the contract. Additionally, the Bank will not be required to share revenue with Mescom for any new sites signed. Previously, Mescom received monthly revenue on sites that were operated at Native American gaming sites located in California. The Bank will now be entitled to retain the monthly amount of Mescom's revenue that was previously paid to Mescom.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: MAY 8, 1997




                                    /s/ Lawrence P. Ward
                                    -------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer




                                    /s/ Robert E. Bloch
                                    ------------------
                                    Robert E. Bloch
                                    Chief Financial Officer
                                    Executive Vice President