Form 10QSB
period 1997-06-30
HERITAGE OAKS BANCORP
filed 1997-08-12
CIK 921547

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  ______  to ______

Commission File No. 0-25020
                    -------

                                HERITAGE OAKS BANCORP
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

                                 STATE OF CALIFORNIA
--------------------------------------------------------------------------------
            (State or other jurisdiction of incorporation or organization)

                                      77-0388249
--------------------------------------------------------------------------------
                        (I.R.S. Employer Identification Code)

                       545 12TH STREET, PASO ROBLES, CA  93446
--------------------------------------------------------------------------------
                            (Address of principal office)

                                    (805) 239-5200
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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
Aggregate market value of Common Stock of Heritage Oaks Bank at
August 7, 1997: $11,026,624.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 689,164 shares outstanding at August 7, 1997



                            HERITAGE OAKS BANCORP
                         CONSOLIDATED BALANCE SHEETS


                                                                                      06/30/97       12/31/96       06/30/96
ASSETS                                                                              (unaudited)            (1)    (unaudited)
                                                                             -----------------------------------------------
Cash and due from banks....................................................        $11,323,151    $13,575,653     $9,619,342
Federal funds sold.........................................................          2,000,000      1,100,000      2,900,000

                                                                             -----------------------------------------------
   Total cash and cash equivalents.........................................         13,323,151     14,675,653     12,519,342

Securities Available for sale..............................................          5,428,454      5,317,000      5,247,758
Securities held to maturity (see note 2)...................................         11,396,321     11,080,726     10,613,490

Loans, net (see note 3)....................................................         52,802,455     49,579,853     43,902,946

Time deposits with other banks.............................................                  0        100,000        100,000
Property, premises and equipment, net......................................          2,018,626      1,756,099      1,735,869
Other real estate owned....................................................                  0              0              0
Cash surrender value life insurance........................................            748,965        729,920        733,287
Other assets...............................................................          2,069,315      1,883,066      1,655,631
                                                                             -----------------------------------------------
     TOTAL ASSETS..........................................................        $87,787,287    $85,122,317    $76,508,323
                                                                             -----------------------------------------------
                                                                             -----------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing...............................................        $15,430,907    $13,230,117     $6,581,953
Savings, NOW, and money market deposits....................................         40,525,743     36,200,319     34,990,140
Time deposits of $100,000 or more..........................................          2,255,456      3,971,092      2,220,890
Time deposits under $100,000...............................................         20,866,740     18,589,770     22,865,240
                                                                             -----------------------------------------------
    Total deposits.........................................................         79,078,846     71,991,298     66,658,223

Other borrowed money.......................................................                  0      4,730,000      1,923,750
Other liabilities..........................................................          1,300,497      1,347,871      1,397,193
                                                                             -----------------------------------------------
   Total liabilities.......................................................         80,379,343     78,069,169     69,979,166

Stockholders' equity
 Common stock, no par value;
 20,000,000 shares authorized; issued and outstanding 689,164;  669,192 and
 665,355 for June, 30, 1997, Deecember 31, 1996, and June 30, 1996,
 respectively..............................................................          4,168,986      4,089,245      4,054,147
Valuation allowance on securities available for sale.......................           (379,143)      (442,092)      (493,167)
Retained earnings..........................................................          3,618,101      3,405,995      2,968,177
                                                                             -----------------------------------------------
    Total stockholders' equity.............................................          7,407,944      7,053,148      6,529,157
                                                                             -----------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...................................        $87,787,287    $85,122,317    $76,508,323
                                                                             -----------------------------------------------
                                                                             -----------------------------------------------




   (1)  These numbers have been derived from the audited financial statements.

          See notes to condensed financial statements.



                    HERITAGE OAKS BANCORP
              CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended June 30,

                                                                           1997           1996
                                                                     (unaudited)    (unaudited)
                                                                ------------------------------
Interest Income:

Interest and fees on loans.....................................      $1,399,603     $1,110,736
Investment securities..........................................         231,049        209,750
Federal funds sold and commercial paper........................          30,726         20,148
Time certificates of deposit...................................               0          1,397
                                                                ------------------------------
  Total interest income........................................       1,661,378      1,342,031

Interest Expense:

  Now accounts.................................................         133,519         76,355
  MMDA accounts................................................          44,749         24,541
  Savings accounts.............................................          59,982         53,828
  Time deposits of $100,000 or more............................          42,766         25,902
  Other time deposits..........................................         262,842        301,703
  Other borrowed funds.........................................          20,903         12,109
                                                                ------------------------------
  Total interest expense.......................................         564,761        494,438

Net Interest Income Before Provision for Possible Loan Losses..       1,096,617        847,593
Provision for loan losses......................................          26,000         22,500
                                                                ------------------------------
  Net interest income after provision for loan losses..........       1,070,617        825,093

Non-interest Income:
Service charges on deposit accounts............................         133,410         92,963
Investment securities gains, net...............................               0              0
Other income...................................................         777,588        631,294
                                                                ------------------------------
  Total Non-interst Income.....................................         910,998        724,257

Non-interest Expense:
Salaries and employee benefits.................................         614,374        439,649
Occupancy and equipment........................................         241,671        195,157
Other expenses.................................................         649,781        541,124
                                                                ------------------------------
  Total Noninterest Expenses...................................       1,505,826      1,175,930
                                                                ------------------------------
  Income before provision for income taxes.....................         475,789        373,420
  Provision for applicable income taxes........................         179,746        146,008
                                                                ------------------------------
    Net Income.................................................        $296,043       $227,412
                                                                ------------------------------
                                                                ------------------------------

Earnings per share:
  Primary earnings per share
  Fully diluted earnings per share (see note 4)................           $0.41          $0.34



See notes to condensed financial statements





                    HERITAGE OAKS BANCORP
              CONSOLIDATED STATEMENTS OF INCOME
              For the six months ended June 30,


                                                                           1997           1996
Interest Income:                                                     (unaudited)    (unaudited)
                                                                ------------------------------
Interest and fees on loans.....................................       2,683,496     $2,173,265
Investment securities..........................................         456,064        448,627
Federal funds sold and commercial paper........................          54,196         42,667
Time certificates of deposit...................................           1,313          2,522
                                                                ------------------------------
   Total interest income.......................................       3,195,069      2,667,081

Interest Expense:

   Now accounts................................................         228,174        139,175
   MMDA accounts...............................................          84,116         47,910
   Savings accounts............................................         115,662        103,733
   Time deposits of $100,000 or more...........................          83,407         60,058
   Other time deposits.........................................         504,300        634,062
   Other borrowed funds........................................          56,212         12,213
                                                                ------------------------------
   Total interest expense......................................       1,071,871        997,151

Net Interest Income Before Provision for Possible Loan Losses..       2,123,198      1,669,930
Provision for loan losses......................................          86,000         45,000
                                                                ------------------------------
   Net interest income after provision for loan losses.........       2,037,198      1,624,930

Non-interest Income:
Service charges on deposit accounts............................         247,723        178,345
Investment securities gains, net...............................          (8,594)             0
Other income...................................................       1,508,301      1,270,639
                                                                ------------------------------
   Total Non-interst Income....................................       1,747,430      1,448,984


Non-interest  Expense:
Salaries and employee benefits.................................       1,197,637        854,105
Occupancy and equipment........................................         459,864        343,220
Other expenses.................................................       1,240,921      1,114,025
                                                                ------------------------------
   Total Noninterest Expenses..................................       2,898,422      2,311,350
                                                                ------------------------------
   Income before provision for income taxes....................         886,206        762,564
   Provision for applicable income taxes.......................         336,313        295,751
                                                                ------------------------------
         Net Income............................................         549,893       $466,813
                                                                ------------------------------
                                                                ------------------------------
   Earnings per share:
     Earnings per share (see note 4)...........................           $0.76          $0.70


               See notes to condensed financial statements



                    HERITAGE OAKS BANCORP
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           Periods ended June 30, 1997 and 1996


                                                                           1997           1996
                                                                     (unaudited)    (unaudited)
                                                                ------------------------------
Cash flows from operating activities:
   (dollars in thousands
  Net Income..................................................         $549,893       $476,012
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization..........................          162,563        106,293
       Provision for possible loan loss.......................           86,000         45,000
       Increase (decrease) in deferred loan fees..............          124,741         22,025
       Net gain on sales of investment securities.............            8,594              0
       Amortization of premiums (Discount accretion)
         on investment securities, net........................          (27,611)       (33,074)
       Loss on sale of other real estate owned................                0              0
       Gain on sale of property, premises, and equipment......           (1,044)        (3,728)
       Decrease (increase) in other assets....................         (275,153)       (39,929)
       Increase (decrease) in other liabilities...............          (47,374)        (8,172)
                                                                ------------------------------
         Net cash provided by operating activities............          580,609        564,427


Cash flows from investing activities:
   Purchase of investment securities..........................       (2,039,752)      (510,344)
   Proceeds from sales, princ reductions and maturities
     from investment securities...............................        1,739,582      2,259,748
  Decrease in time deposits with other banks..................          100,000              0
    Purchase of insurance policies............................          (19,045)
   Increase in loans, net.....................................       (3,433,343)    (4,050,325)
   Purchase of property, premises and equipment, net..........         (425,090)      (175,919)
                                                                ------------------------------
         Net cash provided by investing activities............       (4,077,648)    (2,476,840)


Cash flows from financing activities:
   Increase (decrease) in deposits, net.......................        7,087,548      1,944,126
   Payments under capital leases..............................                0              0
   Net increase in other borrowings...........................       (4,730,000)     1,923,750
   Cash Dividends Paid........................................         (213,011)      (213,010)
                                                                ------------------------------
         Net cash provided by (used in) financing activities..        2,144,537      3,654,866


Net increase (decrease) in cash and cash equivalents..........       (1,352,502)     1,742,453
Cash and cash equivalents at beginning of year................       14,675,653     10,797,414
                                                                ------------------------------
Cash and cash equivalents at end of period....................       13,323,151    $12,539,867
                                                                ------------------------------
                                                                ------------------------------


See notes to condensed financial statements


                                                            HERITAGE OAKS BANCORP
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                JUNE 30, 1996
                                                                 (unaudited)

(Dollars in thousands)                                                    Evaluation                      Total
                                                Shares      Common       Reserve FASB    Retained     Stockholders'
                                              outstanding    Stock          # 115        Earnings        Equity
                                              -----------  ---------     ------------    --------     -------------
Balances, December 31, 1996.............       675,296     $4,089,245      ($442,092)    $3,405,995     $7,053,148

  FASB 115 adjustment...................            --             --         62,949             --         62,949

  Exercise of stock options.............        13,868         79,741             --             --         79,741

  Cash dividends paid - $.32 per share..            --             --             --       (337,787)      (337,787)


  Net income through June 30, 1997......            --             --             --        549,893        549,893
                                          ------------------------------------------------------------------------
Balances, June 30, 1997.................       689,164     $4,168,986      ($379,143)    $3,618,101     $7,407,944
                                          ------------------------------------------------------------------------
                                          ------------------------------------------------------------------------


See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at June 30, 1997, December 31, 1996, and June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to shareholders. The results for the six months ended June 30, 1997 may not necessarily be indicative of the operating results for the full year.


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

The amortized cost and fair values of investment securities available for sale at June 30, 1997 and December 31, 1996 were:

                                                                                    Gross          Gross
                                                                   Amortized    Unrealized      Unrealized        Fair
June 30, 1997                                                        Cost          Gains          Losses          Value
                                                            ------------------------------------------------------------
U.S. Treasury securities..................................       $1,000,559             $0       ($14,934)      $985,625
Obligations of U.S. government agencies and corporation...        4,000,000              0        (72,500)     3,927,500
Mortgage-backed securities................................          513,329              0              0        513,329
Other securities..........................................            2,000              0              0          2,000
                                                            ------------------------------------------------------------
  TOTAL...................................................       $5,515,888             $0       ($87,434)    $5,428,454
                                                            ------------------------------------------------------------
                                                            ------------------------------------------------------------



December 31, 1996                                                                  Gross            Gross
                                                                   Amortized    Unrealized      Unrealized        Fair
                                                                    Cost            Gains          Losses         Value
                                                            ------------------------------------------------------------
U.S. Treasury securities..................................       $1,000,842             $0       ($18,342)      $982,500
Obligations of U.S. government agencies and corporations..        4,500,000              0       (167,500)     4,332,500
Mortgage-backed securities................................                0              0              0              0
Obligations of State and political subdivisions...........            2,000              0              0          2,000
                                                            ------------------------------------------------------------
  TOTAL...................................................       $5,502,842             $0      ($185,842)    $5,317,000
                                                            ------------------------------------------------------------
                                                            ------------------------------------------------------------


The amortized cost and fair values of investment securities held to maturity at June 30, 1997 and December 31, 1996 were:



                                                                                    Gross         Gross
June 30, 1997                                                     Amortized      Unrealized      Unrealized         Fair
                                                                    Cost            Gains          Losses          Value
                                                            ------------------------------------------------------------
U.S. Treasury securities..................................         $100,142             $0        ($2,142)       $98,000
Obligations of U.S. government agencies and corporations..        2,716,243         22,985           (312)     2,738,916
Mortgage-backed securities................................        5,397,666        169,989       (210,608)     5,357,047
Obligations of State and political subdivisions...........        3,182,270         12,778         (7,784)     3,187,264
                                                            ------------------------------------------------------------
  TOTAL...................................................      $11,396,321       $205,752      ($220,846)   $11,381,227
                                                            ------------------------------------------------------------
                                                            ------------------------------------------------------------


                                                                                    Gross          Gross
                                                                   Amortized    Unrealized      Unrealized         Fair
December 31, 1996                                                    Cost          Gains          Losses            Value
                                                            ------------------------------------------------------------
U.S. Treasury securities..................................          $98,489             $0          ($932)       $97,557
Obligations of U.S. government agencies and corporations..        3,202,355         29,702           (375)     3,231,682
Mortgage-backed securities................................        5,075,990        110,810       (221,569)     4,965,231
Obligations of state and political subdivisions...........        2,703,892         20,279        (12,213)     2,711,958
                                                            ------------------------------------------------------------
  TOTAL...................................................      $11,080,726       $160,791      ($235,089)   $11,006,428
                                                            ------------------------------------------------------------
                                                            ------------------------------------------------------------


Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                               June 30,       December 31,
                                                                 1997             1996
                                                       -----------------------------------
Commercial, financial, and agricultural.............            $23,912,025    $20,729,098
Real estate-construction............................              8,404,028      7,190,680
Real estate-mortgage................................             16,517,285     17,142,334
Installment loans to individuals....................              4,808,987      5,416,061
All other loans (including overdrafts)..............                254,736         92,391
                                                       -----------------------------------
                                                                 53,897,061     50,570,564
                                                       -----------------------------------

Less - deferred loan fees...........................                252,291        218,786
Less - reserve for possible loan losses.............                842,315        771,925
                                                       -----------------------------------
  Total loans.......................................            $52,802,455    $49,579,853
                                                       -----------------------------------
                                                       -----------------------------------


Concentration of Credit Risk

At June 30, 1997, approximately $24,921,313 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in Northern San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing
this    portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $771,201 and $803,280 at June 30, 1997 and December 31, 1996, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $36,361, $92,412, for the period ended June 30, 1997 and December 31, 1996, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                  June 30,    December 31,
                                                    1997          1996
                                                 -------------------------

Balance at beginning of year                       $771,925       $766,262
Additions charged to operating expense               86,000         90,000
Loans charged off                                   (25,619)      (107,130)
Recoveries of loans previously charged off           10,008         22,793
                                                 -------------------------
   Balance at end of year                          $842,314       $771,925
                                                 -------------------------
                                                 -------------------------


At June 30, 1997, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $173,277 and undisbursed loan commitments in the amount of $14,625,606. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the ontract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

Beginning in 1995, the Company adopted Financial Accounting Standards Board
(FASB) tatement No. 114, Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The implementation of FASB 114 did not have a material effect on the Company's financial position or operating results for the first quarter of 1996.

Management believes that the allowance for credit losses at June 30, 1997 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Primary earnings per share are based on the weighted average number of shares outstanding including dilutive common stock equivalents during each period, which were 722,509 and 683,600 for June 30 1997 and 1996, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of June 30, 1997, total consolidated assets of Heritage Oaks Bancorp were $87,787,287 compared to $76,508,323 as of June 30, 1996. Total consolidated assets at December 31, 1996 were $85,122,317. The 14.7% increase in total assets from June 30, 1996 to June 30, 1997 was attributable to the two new branches the Bank has opened. During May 1996 the Bank opened a new branch in downtown San Luis Obispo, California. This branch has now grown to approximately $8,465,029 as of June 30, 1997. On February 22, 1997, the Bank acquired Wells Fargo Bank's branch located in Cambria, California. The deposits acquired from this acquisition were approximately $5,359,495.

Total cash at June 30, 1997 was $11,323,151. The large cash balance reflects the cash needed to fund the Bank's automatic teller machine ("ATM") network. As of June 30, 1997, the Bank was operating approximately 77 ATMs.

Total net loans at June 30, 1997 were $52,802,455 which was up $1,613,257 from the $49,579,853 at December 31, 1996. Management intends to aggressively increase the level of loans outstanding. The total net loans outstanding are up $8,899,509 from June 30, 1996. This increase from a year ago is as a result of the expansion in the number of branches.

Securities available for sale are carried at market value which was $5,428,454 at June 30, 1997 compared to $5,317,000 at December 31, 1996. Securities held to maturity are carried at their amortized cost of $11,396,321 at June 30, 1997 compared to $11,080,726 at December 31, 1996.

Federal funds sold were $2,000,000 at June 30, 1997 and $1,100,000 at December 31, 1996.

Total deposits were $79,078,846 at June 30, 1997 as compared to $71,991,298 in deposits at December 31, 1996. The increase in total deposits is primarily attributable to the deposits that were acquired with the branch acquisition on February 22, 1997.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $76,823,390 represented 97.1% of total deposits at June 30, 1997. The Company does not purchase funds through deposit brokers.


Other borrowed money was $0 at June 30, 1997. At December 31, 1996, total other borrowings were $4,730,000. the borrowings were paid off during February as a result of the deposits assumed in the branch acquisition.



RESULTS OF OPERATIONS

The Company reported net income for the six months ended June 30, 1997 of $549,893 or $.76 per share compared to $466813 or $.70 per share. The following discussion highlights changes in certain items in the consolidated statements of income.

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

Net interest income for the six months ended June 30, 1997 was $2,123,198. This represents an improvement of $453,268 or 27.1% more than the $1,669,930 for the comparable period in 1996. As a percentage of average earning assets, net interest margin for the first six months of 1997 increased to 6.00% from 5.58% in the same period one year earlier. The increase in net interest margin is primarily due to a $10,914,000 increase in average interest earning assets and an increase of only $5,420,000 in interest bearing liabilities. this improvement was as a result of the Bank's marketing efforts to attract non-interest bearing demand deposit accounts. The average balance of demand deposits grew $6,458,000.

Average interest earning assets were $70,744,000 for June 30, 1997 compared to $59,830,000 for June 30, 1996. Average interest-bearing liabilities increased to $62,781,000 at June 30, 1997 from $57,361,000 at June 30, 1996. Average interest rates on interest-bearing liabilities dropped from 3.51% for the first six months of 1996 to 3.44% for the first six months of 1997.


                                              AVERAGE BALANCE SHEET INFORMATION JUNE 30,

                       (Dollars In Thousands)                   1997                                  1996
                                                  Average     Avg. Yield    Amount         Average   Avg. Yield      Amount
                                                  Balance     Rate Paid     Interest       Balance     Rate Paid   Interest
                                               ----------    ------------  ----------    ----------  ------------  ----------
Interest Earning Assets:
  Time deposits with other banks...........        $47          4.29%           $1           $100       6.05%           $3
  Investment securities taxable............     13,743          5.65%          385         13,063       5.62%          364
  Investment securities non-taxable........      2,884          5.03%           72          2,714       4.98%           67
  Federal funds sold.......................      2,012          5.41%           54          1,722       5.04%           43
  Loans (1)(2).............................     52,058         10.39%        2,683         42,231      10.46%        2,190
                                             -----------------------------------------------------------------------------
   Total interest earning assets...........     70,744          9.11%        3,195         59,830       8.99%        2,667
                                             ---------               -------------       --------                ---------

Allowance for possible loan losses.........       (817)                                      (779)
Non-earning assets:
  Cash and due from banks..................      9,009                                     10,023
  Property, premises and equipment.........      1,922                                      1,640
  Other assets.............................      4,972                                      2,257
                                             ---------
TOTAL ASSETS...............................    $85,830                                    $72,971
                                             ---------
                                             ---------

Interest-bearing liabilities
  Savings/NOW/money market.................    $37,129          2.32%         $428        $30,007       1.96%          291
  Time deposits............................     23,698          5.00%          588         26,912       5.20%          694
  Other borrowings.........................      1,954          5.78%           56            442       5.47%           12
                                             ---------               ----------------------------                ---------

   Total interest-bearing
     liabilities...........................     62,781          3.44%        1,072         57,361       3.51%          997
                                             ---------                                   --------                ---------

Non-interest bearing liabilities
  Demand deposits..........................     14,495                                      8,037
  Other liabilities........................      1,324                                      1,560
                                                                                        ---------

   Total liabilities.......................     78,600                                     66,958
                                             ---------

Stockholder's equity
  Common stock.............................      4,129                                      4,032
  Retained earnings........................      3,512                                      2,479
  Valuation Allowance Investments..........       (411)                                      (498)
                                             ---------                                  ---------

   Total stockholders' equity..............      7,230                                      6,013
                                             ---------                                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY..................................    $85,830                                    $72,971
                                             ---------                                  ---------
                                             ---------                                  ---------

Net interest income........................                                 $2,123                                  $1,670
                                                                         ---------                               ---------
                                                                         ---------                               ---------

Net interest margin (3)....................                     6.00%                                   5.58%


(1)  Nonaccrual loans have been included in total loans.
(2) Loan fees of $122,000 and $110,000 for 1997 and 1996, respectively have been included in the interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note:  Average balances have been computed using daily balances.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the six months ended June 30, 1997 and 1996.


NON-INTEREST INCOME

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the six months ended June 30, 1997 was $1,747,430 compared to $1,448,984 for the comparable period in 1996. Service charge income increased from $178,345 during the first six months of 1996 to $247,723 for the six months ended June 30, 1997. ATM transaction fees and interchange income were $1,036,176 during the six months ended June 30, 1997 compared to $726,515 during the same period for 1996. The Bank receives income for each transaction. Approximately, half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and could reduce future income from these machines. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The Bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The Bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the six months ended June 30, 1997 was $66,569 compared to $5,548 for the same period during 1996. It is anticipated that this source of revenue will increase in the future.

OTHER EXPENSE

During May 1996, the Bank opened a new branch in downtown San Luis Obispo and a branch was acquired on February 22, 1997. Other expenses have grown as a result of these additional branches. Salaries and employee benefits expense were $1,197,637 and $854,105 for June 30, 1997 and 1996, respectively. Full time equivalent employees were 60 at June 30, 1997 compared to 52 at June 30, 1996. also, the Company accrued $166,282 for bonuses and related payroll taxes during the six months ended June 30, 1997. There were no bonuses accrued during the same period of 1996. The bonus program allocates a portion of the net after tax income in excess of 12% of the previous years total equity excluding any FASB 115 reserves less dividends paid out. In previous years, the accrual didn't begin until the Bank's total net earnings exceeded the 12% return on stockholders' equity described above. Starting with 1997, the Bank will be accruing this expense monthly. Had the 1996 bonus been accrued in a similar manner, the expense for the first six of 1996 would have been $43,063 or $25,124 net of the related tax benefit.

Occupancy and equipment costs grew to $459,864 for the six months ended June 30, 1997 from $343,220 for the comparable period of 1996. The Bank had two more branches at June 30, 1997 compared to six in at June 30, 1995. The Bank is continuing to upgrade its equipment and services and will be introducing a debit card during this quarter.

Non-interest expense increased to $1,240,921 for the six months ended June 30, 1997 compared to $1,114,025 for the six months ended June 30, 1996. The increase in other expenses reflected increases associated with the growth of the two new branches.


LOCAL ECONOMY

The California economy is expected to continue growing at a modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. During 1994, a large retail store was opened in Paso Robles providing the only large retailer for a 30-mile radius. Phase two of the project is in progress and will be completed before the end of
the third quarter.  This expansion will add six more major retail stores.   One
of our branches is located across the street from this center.

Capital

The Company's total stockholders equity was $7,407,944 as of June 30, 1997 compared to $7,053,148 as of December 31, 1996. The increase in capital was from income of $549,893 and a $62,949 improvement in the valuation allowance for investments. The valuation allowance was a result of the Company's adoption of SFAS NO. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as available for sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity. This increase in capital was offset by a $.50 per share dividend that was paid during February. The total dividend paid was $337,787.

Capital ratios for commercial banks in the United States are generally calculated using six different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as: "Tier One Risk
Based Capital Ratio"  and the "Total Risk Based Capital Ratio."   These
standards were developed through joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital

Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the Bank's capital ratios at June 30, 1997. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)

                                     Well-Capitalized         Heritage
                                     Regulator Standard       Oaks Bank

Leverage Ratio.....................         5.00%               8.24%

Tier One Risk Based Capital Ratio..         6.00%              11.80%

Total Risk Based Capital Ratio.....        10.00%              13.06%

It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $2,500,000 and additional can borrow money through repurchase agreements with six brokerage firms.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At June 30, 1997, the ratio of liquid assets to deposits and other liabilities was 24.24%. The ratio of gross loans to deposits, another key liquidity ratio, was 68.87% at June 30, 1997.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended June 30, 1997 has not been significant to the Bank's financial position or result of operations.


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

HERITAGE OAKS BANCORP

DATE: August 7, 1997




                                    S/ Lawrence P. Ward
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer




                                    S/ Robert E. Bloch
                                    Robert E. Bloch
                                    Chief Financial Officer
                                    Executive Vice President