Form 10QSB
period 1997-09-30
HERITAGE OAKS BANCORP
filed 1997-11-14
CIK 921547

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           To
                              ----------   ----------
Commission File No. 0-25020
                   --------

                              HERITAGE OAKS BANCORP
------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                               STATE OF CALIFORNIA
------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                   77-0388249
------------------------------------------------------------------------------
                     (I.R.S. Employer Identification Code)

                    545 12TH STREET, PASO ROBLES, CA  93446
------------------------------------------------------------------------------
                        (Address of principal office)

                              (805) 239-5200
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was -required to file such reports), and
(2) has been subject to such filing requirements for the past ninety (90) days.

                                 YES  X      NO
                                     ---        ---

Aggregate market value of Common Stock of Heritage Oaks Bank at November 10, 1997: $13,476,138.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value common stock - 1,036,626 shares outstanding at November 10, 1997

                             HERITAGE OAKS BANCORP

                          CONSOLIDATED BALANCE SHEETS




                                                        1051599

ASSETS                                     09/30/97     12/31/96     09/30/96
                                          (unaudited)               (unaudited)
                                          -------------------------------------

Cash and due from banks                   $12,868,700  $13,575,653    9,853,169
Federal funds sold                          2,000,000    1,100,000    2,500,000

                                          -------------------------------------
   Total cash and cash equivalents         14,868,700   14,675,653   12,353,169
                                          -------------------------------------
Time deposits with other banks                495,000      100,000      100,000

Securities Available for sale               6,747,813    5,317,000    5,834,000
Securities held to maturity
  (see note 2)                             11,466,386   11,080,726   11,127,892

Loans, net ( see note 3)                   55,088,173   49,579,853   43,593,906

Property, premises and
  equipment, net                            1,946,276    1,756,099    1,819,382
Other real estate owned                        77,059            0            0
Cash surrender value life insurance           758,702      729,920      720,580
Other assets                                2,376,917    1,883,066    1,803,658
                                          -------------------------------------
     TOTAL ASSETS                         $93,825,026  $85,122,317   77,352,587
                                          -------------------------------------
                                          -------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing              $17,410,098  $13,230,117  $10,319,967
Savings, NOW, and money market
  deposits                                 46,086,777   36,200,319   36,807,032
Time deposits of $100,000 or more           1,071,337    3,971,092    1,938,612
Time deposits under $100,000               19,616,077   18,589,770   20,184,502
                                          -------------------------------------
    Total deposits                         84,184,289   71,991,298   69,250,113


Other borrowed money                                0    4,730,000            0
Other liabilities                           1,923,547    1,347,871    1,275,390
                                          -------------------------------------
   Total liabilities                       86,107,836   78,069,169   70,525,503

Stockholders' equity

 Common stock, no par value;
 20,000,000 shares authorized; issued and
 outstanding 1,036,626; 669,192 and 665,355
 for September, 30, 1997, Deecember 31, 1996,
 and September 30, 1996, respectively       4,180,486    4,089,245    4,089,245
 Valuation allowance on securities
 available for sale                          (431,145)    (442,092)    (437,814)
 Retained earnings                          3,967,849    3,405,995    3,175,653
                                          -------------------------------------
    Total stockholders' equity              7,717,190    7,053,148    6,827,084
                                          -------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                                  $93,825,026  $85,122,317  $77,352,587
                                          -------------------------------------
                                          -------------------------------------

(1)  These numbers have been derived from the audited financial statements.

See notes to condensed financial statements.

                            HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME
                   For the three months ended September 30,

                                                         1997            1996
                                               (unaudited)      (unaudited)
                                                -------------------------------
Interest Income:

Interest and fees on loans                         $1,381,906       $1,171,171
Investment securities                                 225,919          218,752
Federal funds sold and commercial paper                80,438           40,820
Time certificates of deposit                              257            1,406
                                                -------------------------------
  Total interest income                             1,688,520        1,432,149

Interest Expense:

  Now accounts                                        184,134          115,373
  MMDA accounts                                        57,518           38,937
  Savings accounts                                     63,962           58,973
  Time deposits of $100,000 or more                    15,447           26,754
  Other time deposits                                 253,950          270,008
  Other borrowed funds                                      0            6,947
                                                -------------------------------
  Total interest expense                              575,011          516,992

Net Interest Income Before Provision
 for Possible Loan Losses                           1,113,509          915,157
Provision for loan losses                              43,000           22,500
                                                -------------------------------
  Net interest income after provision
   for loan losses                                  1,070,509          892,657

Non-interest Income:
Service charges on deposit accounts                   143,891           89,147
Investment securities gains (losses), net              (2,500)               0
Other income                                        1,477,925          622,848
                                                -------------------------------
  Total Non-interst Income                          1,619,316          711,995

Non-interest  Expense:
Salaries and employee benefits                        637,181          459,536
Occupancy and equipment                               242,880          213,759
Other expenses                                      1,236,815          600,641
                                                -------------------------------
  Total Noninterest Expenses                        2,116,876        1,273,936
                                                -------------------------------
  Income before provision for income taxes            572,949          330,716
  Provision for applicable income taxes               221,850          123,237
                                                -------------------------------
    Net Income                                       $351,099         $207,479
                                                -------------------------------
                                                -------------------------------

  Earnings per share:
    Primary earnings per share
    Fully diluted earnings per share (see note 4)      $0.30             $0.18


                 See notes to condensed financial statements

                            HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME
                    For the nine months ended September 30,

                                                           1997            1996
Interest Income:                                (unaudited)      (unaudited)
                                                -------------------------------

Interest and fees on loans                         $4,065,402       $3,344,435
Investment securities                                 681,983          667,379
Federal funds sold and commercial paper               134,634           83,487
Time certificates of deposit                            1,570            3,928
                                                -------------------------------
  Total interest income                             4,883,589        4,099,229

Interest Expense:

  Now accounts                                        412,308          254,548
  MMDA accounts                                       141,634           86,847
  Savings accounts                                    179,624          162,706
  Time deposits of $100,000 or more                    98,854           86,812
  Other time deposits                                 758,250          904,069
  Other borrowed funds                                 56,212           19,160
                                                -------------------------------
  Total interest expense                            1,646,882        1,514,142

Net Interest Income Before Provision
 for Possible Loan Losses                           3,236,707        2,585,087
Provision for loan losses                             129,000           67,500
                                                -------------------------------
  Net interest income after
    provision for loan losses                       3,107,707        2,517,587

Non-interest Income:

Service charges on deposit accounts                   391,614          267,492
Investment securities gains, net                      (11,094)               0
Other income                                        2,986,226        1,893,487
                                                -------------------------------
  Total Non-interest Income                         3,366,746        2,160,979

Non-interest  Expense:
Salaries and employee benefits                      1,834,818        1,313,641
Occupancy and equipment                               702,744          556,979
Other expenses                                      2,477,736        1,705,469
                                                -------------------------------
  Total Noninterest Expenses                        5,015,298        3,576,089
                                                -------------------------------
  Income before provision for income taxes          1,459,155        1,102,477
  Provision for applicable income taxes               558,163          418,988
                                                -------------------------------
     Net Income                                      $900,992         $683,489
                                                -------------------------------
                                                -------------------------------

  Earnings per share:
   Earnings per share (see note 4)                      $0.81            $0.65


               See notes to condensed financial statements

                            HERITAGE OAKS BANCORP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Periods ended September 30, 1997 and 1996

                                                           1997            1996
                                                (unaudited)      (unaudited)
                                                -------------------------------
Cash flows from operating activities:
  (dollars in thousands
  Net Income                                          900,992         $683,489
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
     Depreciation and amortization                    250,512          182,036
     Provision for possible loan loss                 129,000           67,500
     Increase (decrease) in deferred loan fees        125,922           19,233
     Net gain on sales of investment securities        11,094                0
     Amortization of premiums (Discount accretion)
       on investment securities, net                  (48,930)         (50,595)
     Loss on sale of other real estate owned                0                0
     Gain on sale of property, premises, and
       equipment                                       (3,264)          (3,854)
     Decrease (increase) in other assets             (498,434)        (227,350)
     Increase (decrease) in other liabilities         575,676         (129,975)
                                                -------------------------------
       Net cash provided by operating activities    1,442,568          540,484


Cash flows from investing activities:
  Purchase of investment securities                (6,536,640)      (2,106,218)
  Proceeds from sales, princ reductions and
   maturities from investment securities            4,776,798        2,867,371
  Increase in time deposits with other banks         (395,000)               0
  Net additions to real estate acquired in
   settlement of loans                                (77,059)               0
  Purchase of insurance policies                      (28,782)         (28,156)
  Increase in loans, net                           (5,763,242)      (3,760,993)
  Purchase of property, premises and
   equipment, net                                    (440,689)        (335,175)
                                                -------------------------------
    Net cash provided by investing
     activities                                    (8,464,614)      (3,363,171)


Cash flows from financing activities:
  Increase (decrease) in deposits, net                               4,536,016
  Payments under capital leases                   12,192,990                 0
  Net increase in other borrowings                (4,730,000)                0
  Proceeds from exercise of stock options             91,241            55,436
   Cash Dividends Paid                              (339,138)         (213,010)
                                                -------------------------------
      Net cash provided by (used in)
        financing activities                       7,215,093         4,378,442
                                                -------------------------------

Net increase (decrease) in cash and cash
 equivalents                                         193,047         1,555,755
Cash and cash equivalents at beginning of year    14,675,653        10,797,414
                                                -------------------------------
Cash and cash equivalents at end of period        14,868,700       $12,353,169
                                                -------------------------------
                                                -------------------------------

See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              September 30, 1997
                                 (unaudited)


(Dollars in thousands)                                        Evaluation                         Total
                                          Shares          Common       Reserve FASB      Retained      Stockholders'
                                        outstanding       Stock           # 115          Earnings         Equity
                                        -----------     ----------     ------------     ----------     -------------
Balances, December 31, 1996               675,296       $4,089,245      ($442,092)      $3,405,995      $7,053,148

  FASB 115 adjustment                           -                -         10,947                -          10,947

  Exercise of stock options                15,868           91,241              -                -          91,241

  Cash dividends paid - $.32 per share          -                -              -         (337,787)       (337,787)

  Three-for-two stock split               345,462                -              -           (1,351)         (1,351)

  Cash paid in lieu of fractional shares        -                -              -                -               -


  Net income through September 30, 1997         -                -              -          900,992         900,992
                                        --------------------------------------------------------------------------
Balances, September 30, 1997            1,036,626       $4,180,486      ($431,145)      $3,967,849      $7,717,190
                                        --------------------------------------------------------------------------
                                        --------------------------------------------------------------------------




See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at September 30, 1997, December 31, 1996, and September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to shareholders. The results for the nine months ended September 30, 1997 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at September 30, 1997 and December 31, 1996 were:

                                                       Gross          Gross
                                      Amortized   Unrealized     Unrealized          Fair
    September 30, 1997                     Cost        Gains         Losses         Value
U.S. Treasury securities             $1,000,414           $0       ($9,477)      $990,937
Obligations of U.S. government
agencies and corporations             3,000,000            0       (33,700)     2,966,300
Mortgage-backed securities            3,194,420          325      (406,169)     2,788,576
Other securities                          2,000            0             0          2,000
                                    -----------------------------------------------------
     TOTAL                           $7,196,834         $325     ($449,346)    $6,747,813
                                    -----------------------------------------------------
                                    -----------------------------------------------------


                                                       Gross          Gross
                                      Amortized   Unrealized     Unrealized          Fair
    December 31, 1997                      Cost        Gains         Losses         Value

U.S. Treasury securities             $1,000,842           $0       ($18,342)     $982,500
Obligations of U.S. government
 agencies and corporations            4,500,000            0       (167,500)    4,332,500
Mortgage-backed securities                    0            0              0             0
Obligations of State and
 political subdivisions                   2,000            0              0         2,000
                                    -----------------------------------------------------
   TOTAL                             $5,502,842           $0      ($185,842)   $5,317,000
                                    -----------------------------------------------------
                                    -----------------------------------------------------

The amortized cost and fair values of investment securities held to maturity at September 30, 1997 and December 31, 1996 were:

                                                       Gross          Gross
                                      Amortized   Unrealized     Unrealized          Fair
    September 30, 1997                     Cost        Gains         Losses         Value
U.S. Treasury securities                $97,931           $0          ($331)      $97,600
Obligations of U.S. government
 agencies and corporations            4,033,684        1,004        (16,840)    4,017,848
Mortgage-backed securities            5,188,170      170,459        (21,149)    5,337,480
Obligations of State and
 political subdivisions               2,146,601       12,404         (1,986)    2,157,019
                                   ------------------------------------------------------
     TOTAL                          $11,466,386     $183,867       ($40,306)  $11,609,947
                                   ------------------------------------------------------
                                   ------------------------------------------------------

                                                       Gross          Gross
                                      Amortized   Unrealized     Unrealized          Fair
    December 30, 1996                      Cost        Gains         Losses         Value

U.S. Treasury securities                $98,489           $0          ($932)       97,557
Obligations of U.S. government
 agencies and corporations            3,202,355       29,702           (375)    3,231,682
Mortgage-backed securities            5,075,990      110,810       (221,569)    4,965,231
Obligations of state and
 political subdivisions               2,703,892       20,279        (12,213)    2,711,958
                                   ------------------------------------------------------
     TOTAL                          $11,080,726     $160,791      ($235,089)  $11,006,428
                                   ------------------------------------------------------
                                   ------------------------------------------------------

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                  September 30,   December 31,
                                                          1997            1996

Commercial, financial, and agricultural            $26,905,718     $20,729,098
Real estate-construction                             8,072,818       7,190,680
Real estate-mortgage                                16,534,797      17,142,334
Installment loans to individuals                     4,517,949       5,416,061
All other loans (including overdrafts)                 188,440          92,391
                                                 -----------------------------
                                                    56,219,722      50,570,564

Less - deferred loan fees                             (253,472)       (218,786)
Less - reserve for possible loan losses               (878,077)       (771,925)
                                                 -----------------------------
  Total loans                                       55,088,173      49,579,853
                                                 -----------------------------
                                                 -----------------------------

Concentration of Credit Risk

At September 30, 1997, approximately $24,607,615 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in Northern San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $863,786 and $803,280 at September 30, 1997 and December 31, 1996, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $56,700, $92,412, for the period ended September 30, 1997 and December 31, 1996, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                  September 30,   December 31,
                                                          1997           1996

Balance at beginning of year                          $771,925       $766,262
Additions charged to operating expense                 129,000         90,000
Loans charged off                                      (45,958)      (107,130)
Recoveries of loans previously charged off              23,110         22,793
                                                  ---------------------------
  Balance at end of year                              $878,077       $771,925
                                                  ---------------------------
                                                  ---------------------------

At September 30, 1997, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $167,377 and undisbursed loan commitments in the amount of $19,560,500. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

Beginning in 1995, the Company adopted "Financial Accounting Standards Board
(FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The implementation of FASB 114 did not have a material effect on the Company's financial position or operating results for the first quarter of 1996.

Management believes that the allowance for credit losses at September 30, 1997 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Primary earnings per share are based on the weighted average number of shares outstanding including dilutive common stock equivalents during each period, which were 1,109,564 and 1,051,599 for September 30 1997 and 1996, respectively. The number of shares for calculating earnings per share have been retroactively adjusted for the three-for-two stock split declared September 4, 1997.

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

SUMMARY OF FINANCIAL RESULTS

As of September 30, 1997, total consolidated assets of Heritage Oaks Bancorp were $93,825,026 compared to $77,352,587 as of September 30, 1996. Total consolidated assets at December 31, 1996 were $85,122,317. The 21.3% increase in total assets from September 30, 1996 to September 30, 1997 was attributable to the two new branches the Bank has opened. During May 1996 the Bank opened a new branch in downtown San Luis Obispo, California. This branch has now grown to $8,126,411 as of September 30, 1997. On February 22, 1997, the Bank acquired Wells Fargo Bank's branch located in Cambria, California. The deposits at this branch are $6,322,857.

Total cash at September 30, 1997 was $12,868,700. The large cash balance reflects the cash needed to fund the Bank's automatic teller machine ("ATM") network. As of September 30, 1997, the Bank was operating approximately 60 ATMs.

Total net loans at September 30, 1997 were $55,088,173 which was up $1,613,257 from the $5,508,320 at December 31, 1996. Management intends to aggressively increase the level of loans outstanding. The total net loans outstanding are up $11,494,267 from September 30, 1996. This increase from a year ago is as a result of the expansion in the number of branches and the reputation our Bank has established in our market area.

Securities available for sale are carried at market value which was $6,747,813 at September 30, 1997 compared to $5,317,000 at December 31, 1996.
Securities held to maturity are carried at their amortized cost of $11,466,386 at September 30, 1997 compared to $11,080,726 at December 31,
1996.

Federal funds sold were $2,000,000 at September 30, 1997 and $1,100,000 at December 31, 1996.

Total deposits were $84,184,289 at September 30, 1997 as compared to $71,991,298 in deposits at December 31, 1996. The increase in total deposits is primarily attributable to the deposits that were acquired with the branch acquisition on February 22, 1997 and growth in our other four branches.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $83,112,952 represented 98.2% of total deposits at September 30, 1997. The Company does not purchase funds through deposit brokers.

Other borrowed money was $0 at September 30, 1997. At December 31, 1996, total other borrowings were $4,730,000. The borrowings were paid off during February with the deposits assumed in the branch acquisition.

RESULTS OF OPERATIONS

The Company reported net income for the nine months ended September 30, 1997 of $900,992 or $.81 per share compared to $683,489 or $.65 per share. All earnings per share amounts have been adjusted retroactively for a three-for two stock split. The following discussion highlights changes in certain items in the consolidated statements of income.

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

Net interest income for the nine months ended September 30, 1997 was $3,236,707. This represents an improvement of $651,619 or 25.2% more than the $2,505,088 for the comparable period in 1996. As a percentage of average earning assets, net interest margin for the first nine months of 1997 increased to 5.82% from 5.60% in the same period one year earlier. The increase in net interest margin is primarily due to an $11,131,000 increase in average interest earning assets and an increase of only $5,009,000 in interest bearing liabilities. This improvement was as a result of the bank's marketing efforts to attract non-interest bearing demand depositaccounts. The average balance of demand deposits has grown $6,623,000 this year.

Average interest earning assets were $72,620,000 for September 30, 1997 compared to $61,489,000 for September 30, 1996. Average interest-bearing liabilities increased to $63,774,000 at September 30, 1997 from $58,765,000 at September 30, 1996.Averageinterest rates on interest-bearing liabilities dropped from 3.45% for the first nine months of 1996 to 3.51% for the first nine months of 1997.

                 AVERAGE BALANCE SHEET INFORMATION SEPTEMBER  30,

           (dollars in thousands)            1997                                               1996
                                            Average    Avg. Yield     Amount      Average    Avg. Yield    Amount
                                            Balance    Rate Paid     Interest      Balance   Rate Paid    Interest
                                           --------    ----------    --------     --------   ----------   --------
Interest Earning Assets:
  Time deposits with other banks           $    84       3.18%       $    2      $   100       5.33%       $    4
  Investment securities taxable             14,712       5.54%          610       13,158       5.46%          539
  Investment securities non-taxable          2,748       4.91%          101        2,782       4.93%          103
  Federal funds sold                         2,590       5.47%          106        2,167       5.10%           83
  Loans (1)(2)                              52,486      10.18%        3,996       43,282      10.37%        3,370
                                           -------                  -------      -------                   ------

   Total interest earning assets            72,620       8.86%        4,815       61,489       8.88%        4,099
                                           -------                  -------      -------                   ------

Allowance for possible loan losses            (830)                                 (778)
Non-earning assets:
  Cash and due from banks                   11,042                                10,169
  Property, premises and equipment           1,945                                 1,698
  Other assets                               2,866                                 2,114
                                           -------                               -------

TOTAL ASSETS                               $87,643                               $74,692
                                           -------                               -------
                                           -------                               -------

Interest-bearing liabilities
  Savings/NOW/money market                 $39,468       2.49%         $734      $32,342       1.96%          505
  Time deposits                             23,011       4.98%          857       25,975       5.20%          991
  Other borrowings                           1,295       5.78%           56          448       5.47%           19
                                           -------                  -------      -------                   ------

   Total interest-bearing
     liabilities                            63,774       3.45%        1,647       58,765       3.51%        1,515
                                           -------                  -------      -------                   ------

Non-interest bearing liabilities
  Demand deposits                           15,048                                 8,425
  Other liabilities                          1,436                                 1,489
                                           -------                               -------

   Total liabilities                        80,258                                68,679
                                           -------                               -------

Stockholder's equity
  Common stock                               4,135                                 4,032
  Retained earnings                          3,687                                 2,479
  Valuation Allowance Investments             (437)                                 (498)
                                           -------                               -------

   Total stockholders' equity                7,385                                 6,013
                                           -------                               -------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                  $87,643                               $74,692
                                           -------                               -------
                                           -------                               -------

Net interest income                                                  $3,168                                $2,584
                                                                     ------                                ------
                                                                     ------                                ------

Net interest margin (3)                                  5.82%                                 5.60%


(1)  Nonaccrual loans have been included in total loans.
(2) Loan fees of $192,000 and $157,000 for 1997 and 1996, respectively have been included in the interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note:  Average balances have been computed using daily balances.


The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 1997 and 1996.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the nine months ended September 30, 1997 was $3,366,746 compared to $2,160,979 for the comparable period in 1996. Service charge income increased from $267,492 during the first nine months of 1996 to $391,614 for the nine months ended September 30, 1997. The increase in service charges is a direct result of the bank's growth in deposit accounts. ATM transaction fees and interchange income were $2,171,205 during the nine months ended September 30, 1997 compared to $1,439,388 during the same period for 1996. The Bank receives income for each transaction. Approximately, half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and could reduce future income from these machines. The increase in ATM revenue for the current year reflects the acquisition by the Bank of the two operating entities that had previously shared in the income. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the nine months ended September 30, 1997 was $103,667 compared to $7,952 for the same period during 1996. It is anticipated that this source of revenue will increase in the future. Income from bankcard merchant fees increased to $461,212 for the nine months ended September 30, 1997 compared to $301,393 for the same period during 1996. The increase is related to an increase in the number of merchants now being served by the Bank.

OTHER EXPENSE

During May 1996, the Bank opened a new branch in downtown San Luis Obispo and a branch was acquired on February 22, 1997. Other expenses have grown as a result of these additional branches. Salaries and employee benefits expense were $1,834,818 and $1,313,641 for September 30, 1997 and 1996, respectively. Full time equivalent employees were 60 at September 30, 1997 compared to 54 at September 30, 1996. Also, the company accrued $266,4502 for bonuses and related payroll taxes during the nine months ended September 30, 1997. There were no bonuses accrued during the same period of 1996. The bonus program allocates a portion of the net after tax income in excess of 12% of the previous years total equity excluding any FASB 115 reserves less dividends paid out. In previous years, the accrual didn't begin until the Bank's total net earnings exceeded the 12% return on stockholders' equity described above. Starting with 1997, the Bank is accruing this expense monthly. Had the 1996 bonus been accrued in a similar manner, the expense for the first nine of 1996 would have been $61,531 or $35,913 net of the related tax. Occupancy and equipment costs grew to $702,7444 for the nine months ended September 30, 1997 from $556,979 for the comparable period of 1996. The Bank had two more branches at September 30, 1997 compared to nine in At September 30, 1996. The Bank is continuing to upgrade its equipment and services and just recently began issuing a visa check card.

Non-interest expense increased to $2,477,736 for the nine months ended September 30, 1997 compared to $1,705,469 for the nine months ended September 30, 1996. The increase in other expenses reflected increases associated with the growth of the two new branches and increased expenses related to the operation of the Bank's ATM networks and an increase in the bankcard expenses. Since the Bank acquired the interest of the two entities that shared in the revenue and expense from the ATM network the Bank's portion of the expense has increased this year.

LOCAL ECONOMY

The California economy is expected to continue growing at a modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. The Bank's branch locations have been located to take advantage of this growing economy.
During the fourth quarter the Bank will be relocating one of its branches in San Luis Obispo. The branch was situated in a shopping center in Laguna Plaza. The new location will be on Mondonna Road. The new location provides the Bank greater viability. The new location also has the only drive-up ATM in the entire city. There is a local ordnance in San Luis Obispo prohibiting new drive-up facilities. The new location had a provision grand fathering this location from the ordinance. Unless the city changes this ordinance, our Bank will be the only financial association to offer this service. The bank also installed a drive-up ATM at our head office in Paso Robles.

Capital

The Company's total stockholders equity was $7,718,541 as of September 30, 1997 compared to $7,053,148 as of December 31, 1996. The increase in capital was from income of $900,992 and a $10,947 improvement in the valuation allowance for investments. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as Available for Sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity. This increase in capital was offset by a $.50 per share dividend that was paid during February. The total dividend paid was $337,787.

Capital ratios for commercial banks in the United States are generally calculated using nine different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as: "Tier One
Risk Based Capital Ratio"  and the "Total Risk Based Capital Ratio."   These
standards were developed through joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank.
In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at September 30, 1997. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)

                                    Well-Capitalized        Heritage
                                   Regulator Standard       Oaks Bank

Leverage Ratio                           5.00%               8.11%

Tier One Risk Based Capital Ratio        6.00%              11.57%

Total Risk Based Capital Ratio          10.00%              12.84%

It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $2,500,000 and additional can borrow money through repurchase agreements with two brokerage firms. The bank is also negotiating a $5,000,000 borrowing line with Federal Home Loan Bank of San Francisco.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At September 30, 1997, the ratio of liquid assets to deposits and other liabilities was 33.00%. The ratio of gross loans to deposits, another key liquidity ratio, was 64.34% at September 30, 1997.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended September 30, 1997 has not been significant to the Bank's financial position or result of operations.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bank is not aware of any legal proceeding against it that will have a material effect on the Company's financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: November 10, 1997

                                       /s/ LAWRENCE P. WARD
                                       ----------------------------
                                           Lawrence P. Ward
                                           President
                                           Chief Executive Officer




                                       /s/ ROBERT E. BLOCH
                                       ----------------------------
                                           Robert E. Bloch
                                           Chief Financial Officer
                                           Executive Vice President