Form 10KSB
period 1997-12-31
HERITAGE OAKS BANCORP
filed 1998-03-27
CIK 921547

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the Year ended                  DECEMBER 31, 1997
                                         -----------------

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ________________

                 Commission file number                      0-25020
                                                             -------

                              HERITAGE OAKS BANCORP
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

        STATE OF CALIFORNIA                             77-0388249
---------------------------------------        ----------------------------
(State or other jurisdiction of                (I.R.S. Identification  No.)
employee incorporation or organization)

545 12TH STREET, PASO ROBLES, CALIFORNIA                   93446
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (805) 239-5200
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                          NAME OF EACH
TITLE OF EACH CLASS                                EXCHANGE ON WHICH REGISTERED
-------------------                                ----------------------------
Common Stock, no par value                                     None

Indicate by check mark whether the registrant (1) has riled all reports required to be riled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Registrant's revenues for 1997 were  $11,651,435

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1st, 1998 was $9,318,132

As of March 1st, 1998, the Registrant had 1,039,435 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-KSB:
Part III, Items 9 through 12 of Registrant's definitive proxy statement for the 1998 annual meeting of shareholders [and verify whether portion of Annual Report to shareholders is incorporated]

Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                                 INDEX TO FORM 10-KSB

----------------------------------------------------------------------------
PART I
----------------------------------------------------------------------------
                                                                        Page
Item 1.  Description of Business                                           1

Item 2.  Description of Properties                                        16

Item 3.  Legal Proceedings                                                17

Item 4.  Submission of Matters to a Vote of Security Holders              17

----------------------------------------------------------------------------
PART II
----------------------------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholders Matters        18

Item 6.  Management's Discussion and Analysis or Plan of Operations       21

Item 7.  Financial Statements                                             39

Item 8.  Changes and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         40

----------------------------------------------------------------------------
PART III
----------------------------------------------------------------------------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act               40

Item 10.  Executive Compensation                                          40

Item 11.  Security Ownership of Certain Beneficial Owners and Management  40

Item 12.  Certain Relationships and Related Transactions                  40

Item 13.  Exhibits and Reports on Form 8-K                                41

----------------------------------------------------------------------------

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

BANKING SERVICES

     The Bank was licensed by the California Department of Financial Institutions ("DFI") and commenced operation in January, 1983. As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to certain other federal laws and regulations. The deposits of the Bank are insured by the FDIC up to the applicable limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 1997, the Company had approximately $93.3million in assets, $54.7 million in net loans, $83.5million in deposits, and $8.1 million in stockholders' equity.

     The Bank is headquartered in Paso Robles with a branch office in Paso Robles, two branches in San Luis Obispo and a branch office in Cambria. The Bank conducts a commercial banking business in San Luis Obispo County including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. It also offers installment note collection, provides POS terminals and processing, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

   The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 1997, these four categories accounted for approximately 45%, 8%, 13% and 34% respectively, of the Bank's loan portfolio. As of December 31, 1997, $26,097,267 or 48% of the Bank's

$54,697,484 in net loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development. Additionally, commercial and agricultural loans grew $4.6 million (approximately 22.2%) between year end 1996 and year end 1997. See "Item 6
- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Most of the Bank's deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank's deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 1997, the Bank had approximately 15,298 deposit accounts, representing approximately 5,542 non-interest bearing (demand) accounts with balances totaling approximately $18,407,169 for an average balance per account of approximately 3,321;
8,281 savings, interest-bearing demand and money market accounts with balances totaling approximately $46,633,837 for an average balance per account of approximately $5,631; and 1,475 time certificate of deposit accounts with balances totaling approximately $18,508,651, for an average balance per account of approximately $12,548.

     The principal sources of the Bank's revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, and (iv) ATM transaction fees, sponsorship fees and interchange income, (v) bankcard merchant fees and (vi) miscellaneous income. For the year ended December 31, 1997, these sources comprised 47.3%, 10.1%, 4.8%, 29.0%, 6.0% and 2.8%, respectively, of the
Bank's total operating income.

     The Bank has installed 61 cash dispensing machines for the purpose of dispensing cash at 10 sites on Native American lands where bingo games and other gaming operations are conducted at other commercial locations, and at the Bank's 5 offices. The Bank receives a transaction fee for each completed transaction on the cash dispensing machines at the gaming sites. In previous years, the Bank shared a portion of the fees with two individuals who had helped to make these arrangements and with the tribes on whose lands the cash dispensing machines are installed. During September 1996, the Bank bought out the interest of one of the individuals. During April 1997, the Bank bought out the interest of the other individual. In prior years, the Bank only received the net earnings from the surcharge revenue received from the gaming network. After the Bank had purchased the interest of the two individuals, it then assumed all direct costs and received all of the revenue net of the amounts that are still paid to the tribes on whose land the casinos are located. The contract buy outs are being amortized over a period of 18 to 36 months. the total amortization expense for 1997 was $276,667 with the remaining unamortized cost on the books at December 31, 1997 was $337,917.

   On March 11, 1998, the Bank signed a non-binding letter of intent with another company to sell all of the Bank's ATM contracts. The proposed transaction is subject to negotiation and execution of a legally binding, definitive acquisition agreement within 60 days as well as to a variety of other conditions, including due diligence. If the transaction is consummated, the Bank will no longer receive the revenue and expense attributable to this business but will receive a lump sum cash buy out. The pretax net earnings from this source before deducting for overhead expenses and salaries were

$1,493,778, $1,419,244, and $1,498,664 for the years ended December 31, 1997,
1996, and 1995, respectively. No assurance can be given that the proposed transaction will be consummated nor can the transaction's precise financial impact upon the Bank and its results of operations currently be predicted accurately.

     On February 21, 1997, the Bank established, through the acquisition of certain assets and liabilities from Wells Fargo Bank, a branch in Cambria, California. The branch acquisition and its effects have been included within the Company consolidated financial statements for the year ended December 31, 1997.

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

EMPLOYEES

     As of February 1, 1998, the Bank had a total of 62 full-time equivalent employees. The management of the Bank believes that its employee relations are satisfactory. The Company has only one salaried employee (the internal auditor). The Company's officers all hold similar positions at the Bank and receive compensation from the Bank.

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

     In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 1997, the Bank's legal lending limits to a single borrower and such borrower's related parties were $1,285,181 on an unsecured basis and $2,141,969 on a fully secured basis based on regulatory capital of $8,567,876.

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

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. See "Financial Modernization Legislation."

SUPERVISION AND REGULATION

     The Bank is extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

     The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging , directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

     The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by the bank, or by any of its affiliates. Further, the Company and the Bank are required to maintain certain levels of capital. See, "Supervision and Regulation - Capital Standards."

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

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and filed reports and proxy statements pursuant to such Act with the Securities and Exchange Commission ("SEC")

                                    THE BANK

     The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

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

     California law and regulations of the DFI authorize California licensed banks, subject to applicable limitations and approvals of the DFI to (1) provide real estate appraisal services, management consulting and advice services, and electronic data processing services; (2) engage directly in real property investment or acquire and hold voting stock of one or more corporations, the primary activities of which are engaging in real property investment; (3) organize, sponsor, operate or render investment advice to an investment company or to underwrite, distribute or sell securities in California; and (4) invest in the capital stock, obligations or other securities of corporations not acting as insurance companies, insurance agents or insurance brokers. In November 1988, Proposition 103 was adopted by California voters. The DFI has established certain procedures to be followed by banks desiring to engage in insurance activities which include filing a report describing (1) a proposed business plan and information regarding the types of insurance products intended to be offered; (2) insurance companies with which the banks intend to conduct business; (3) organization plans; (4) locations at which activities will be conducted; and
(5) proposed operational and compliance procedures and policies.

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

     In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances.

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

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1997.

                                            DECEMBER 31, 1997
                                           --------------------
                                                     Minimum
                                                     Capital
                                           Actual   Requirement
                                           ------   -----------
Leverage ratio . . . . . . . . . . . . . .   8.6%        4.0%
Tier 1 risk-based ratio. . . . . . . . . .  12.2%        4.0
Total risk-based ratio . . . . . . . . . .  13.5%        8.0

     Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 1997. Under existing regulations of the Federal Reserve Board. The capital ratios of the bank holding company with total assets of less than $150 million, such as the Company, are deemed to be the same as those of the Bank.

     On January 1, 1998 new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the bank's total assets or
(ii) $1,000,000.

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

   An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

   "WELL CAPITALIZED"                     "ADEQUATELY CAPITALIZED"
   ------------------------------------   ------------------------------------
   Total risk-based capital of 10%;       Total risk-based capital of 8%;
   Tier 1 risk-based capital of 6%; and   Tier 1 risk-based capital of 4%; and
   Leverage ratio of 5%.                  Leverage ratio of 4%.

   "UNDERCAPITALIZED"                     "SIGNIFICANTLY UNDERCAPITALIZED"
   ------------------------------------   ------------------------------------
   Total risk-based capital less than 8%; Total risk-based capital less than 6%;
   Tier 1 risk-based capital              Tier 1 risk-based capital
     less than 4%; or                       less than 3%; or
   Leverage ratio less than 4%.            Leverage ratio less than 3%.

   "CRITICALLY UNDERCAPITALIZED"
   ------------------------------------
   Tangible equity to total assets less
     than 2%.

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

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions.These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities;
(vi) replacement of directors or senior executiveofficers; (vii) prohibitions on the receipt of deposits from correspondentinstitutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantlyundercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds suchofficer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

SAFETY AND SOUNDNESS STANDARDS

      Effective in 1995 the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problems assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

     The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits. The Bank pays the minimum required premiums as a result of its "well-capitalized" status.

     In 1994 the Bank acquired a branch of a savings and loan association and the Bank pays an additional premium related to these deposits to the FDIC's Savings Association Insurance Fund ("SAIF"). The premium related to theses deposits is $.06 per $100. At the current rate the Bank's premiums will be approximately $5,050 per quarter for 1998.

     Congress passed in 1996 and the President signed into law, provisions to strengthen the Savings and Loan Insurance Fund ("SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980s and early 1990s. The new law requires saving and loan associations to be bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. Effective January 1, 1997, SAIF-insured institutions pay 3.2 cents per $100 in domestic deposits, and BIF-insured institutions, like the Bank, pay 0.64 cents per $100 in domestics deposits. In 2000, the banking industry will share on a more equal basis in the bulk of the payments.

FINANCIAL MODERNIZATION LEGISLATION

     Various proposals to adopt comprehensive financial modernization legislation have been introduced in Congress which include, among other things, elimination of the federal thrift charter, creation of a uniform financial institutions charter, expansion of bank powers, and integration of banking, commerce, securities activities and insurance. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. By the end of 1997 competing versions of financial modernization legislation had been passed by the House Banking and the House Commerce Committees. Despite attempts to reach a compromise on these bills, differences between the bills passed by the two Committees remain, including the amount of nonfinancial business that bank holding companies would be permitted to own and limitations on bank operating subsidiaries. Certain leaders in the Senate have indicated that the Senate will not take up the matter until a bill is passed by the entire House. It is currently impossible to predict whether and in what form financial reform legislation will be passed in 1998 or in the future or what the impact of such legislation might be on the Company, its financial condition and business as well as its results of operations.

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

     The Interstate Act may increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition may have on the Company's operations.

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

     In 1995 the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

     In 1994 the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

     In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding." "Satisfactory," "needs to improve" or "substantial noncompliance." At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

ACCOUNTING CHANGES

     From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company (see the Notes to the Financial Statements included in Item 7 of this Report).

POTENTIAL ENFORCEMENT ACTIONS

     Commercial banking organizations, such as the Company and the Bank, may be subject to potential enforcement actions by the Federal Reserve Board, the DFI and the FDIC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

     In June of 1994, the Bank opened a branch at 171 Niblick Rd. Paso Robles, California. The Bank leases this 1,400 square foot branch for $1,832 per month. On March 6, 1997, the Bank renewed this lease for three years.

     On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo. The branch was previously located in premises which were acquired from La Cumbre Savings which lease expired in 1997. The new branch lease is for 6,200 square feet of which the Bank subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and the Bank pays 42%. The rent under the lease for the entire space starts at $6,200/month for the first year; $6,280/month for the next two years; $7,750/month for the next two years; the rent is then repriced in year six of the lease to 95% of the prevailing fair market value and then increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

     The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, California in April 1996. The Bank is leasing a building containing approximately 5,618 square feet for $5,555 per month for the next four years. The lease payment will increase by approximately $500 per month during the next 4 years. The lease will expire on February 28, 2001 at which time the Bank has an option to renew the lease for an additional 5 years.

     On February 21, 1997, the Bank acquired the Cambria branch of Wells Fargo Bank located at 1276 Tamson Drive, Cambria. The Bank leases this 2,916 square foot branch for rent of $2,208 per month, subject to adjustments for cost of living increases and certain pass-throughs. The lease will expire in 2004 at which time the Bank has an option to renew the lease for two additional five year terms.

     On March 6, 1998, the Bank opened an escrow to purchase a piece of property in Atascadero, California for $275,000. It is the Bank's intention to open a new branch at this location during the third quarter of 1998. Atascadero is located in the Bank's primary service area about halfway between Paso Robles and San Luis Obispo.

ITEM 3.   LEGAL PROCEEDINGS

     The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Except as described below, neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated,

     There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5 % shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                      PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     There is a limited over-the-counter market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange or market. However, Maguire Investments, Inc., Hoefer & Arnett, Inc. and Sutro & Co. make a market in the Company's Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board under the symbol "HEOP".

     The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett and Sutro & Co.. These prices do not include retail mark-ups, mark-downs or commission.

QUARTER ENDED                          BID PRICES (1)
-------------                          --------------
1997                                    LOW         HIGH
----                                    ---         ----
March 31                               8.00        10.00
June 30                               10.00        11.33
September 30                          10.33        11.33
December 31                           11.50        12.67

1996                                    LOW         HIGH
----                                    ---         ----
March 31                               $6.17        $6.50



June 30                                 6.50         7.08
September 30                            6.67         7.17
December 31                             7.00         8.50

(1) All per share information has been retroactively adjusted for the three-for-two stock split which occurred on November 5, 1997.

HOLDERS

     As of February 1, 1998, there were approximately 550 holders of the Company's Common Stock. There are no other classes of common equity outstanding.




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

     The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of
(a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the Superintendent determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Superintendent may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.


     Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $2,611,314 at December 31, 1997.



     The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 1996:

       MONTH PAID                         AMOUNT PER SHARE (2)
       ----------                         --------------------
     February , 1996                          $.21
     February, 1997                            .33
     February, 1998                            .50

(2) Per share information has been retroactively adjusted for the three-for-two stock split paid on November 5, 1997.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 1997. The analysis should be read in connection with the consolidated financial statements and notes thereto included in Item 7 of the Report.

     On November 15, 1994, the Company acquired all of the assets and assumed all of the liabilities of the Bank. Each shareholder of the Bank received one share of stock in the Company in exchange for one share of Bank stock. The Bank became a wholly owned subsidiary of the Company. The Bank is the only active subsidiary owned by the Company.

EARNINGS OVERVIEW

     The Company reported net income for 1997 of $1,261,064. This was a 38.0% increase from the $913,831reported in 1996. Net income reported for 1996 represented a decrease of $74,737 or 7.6% less than 1995 net income of $988,568. Per share earnings, on a basic and diluted basis were $1.23 and $1.15 in 1997 compared to $.91 and $.87 in 1996 and $.99 and $.96 per share in 1995. The earnings per share for 1996 and 1995 were retroactively adjusted for a three-for-two stock split which occurred on November 5, 1997.

                             RETURN ON EQUITY AND ASSETS

                                                   DECEMBER 31,
                                                   1997      1996
                                                   ----      ----
     Return on Average Assets                      1.41%     1.21%

     Return on Average Equity                     16.61%    13.76%

     Dividend Payout Ratio                        43.98%    38.38%

     Average Equity to
     Average Assets Ratio                          8.48%     8.76%

     Return on Average Interest
     Bearing Assets                                6.02%     5.80%

     Average Loans to Average Deposits            65.79%    64.27%

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

     Net interest income before provision for possible loan losses for 1997 was $4,473,003 an increase of $863,417 or 23.9% more than the $3,609,586 in 1996.
Net interest income for 1995 was $3,231,303. The increase in net interest income for 1997 compared to 1996 was attributable to a $12,105,000 increase in average earning assets at an average interest rate of 9.0%. The average interest-bearing liabilities for 1997 increased by $5,873,000. The increase in net interest income resulted primarily from the large increase in interest earning assets over the increase in interest bearing liabilities. The average rate paid on interest bearing liabilities in 1997 was 3.42% compared to 3.37% in 1996. The average non-interest bearing demand deposits increased by $6,745,000 over 1996. Other low cost deposits such as savings, now and money market accounts grew an average $8,124,000 with a weighted average interest rate of 2.53%. The higher cost time deposits decreased an average of $2,698,000. These changes reflect a major effort by the Bank to adjust its liability mix to increase its level of demand deposits and savings accounts. Total income on the loan portfolio increased from $4,578,552 in 1996 to $5,505,740 in 1997. This was due to an average increase in the loan portfolio of $9,673,000. During 1996, interest income for loans had increased $346,264 as a result of an increase in loans and higher interest rates.

     The average yield on earning assets was 9.0% and 8.99% for 1997 and 1996, respectively. The average yield on interest bearing liabilities was 3.42% for 1997, compared to 3.37% for 1996. The net interest margin was 6.02% in 1997 compared to 5.80% in 1996.

    The following tables set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 1997 and 1996. The average balance of nonaccruing loans has been included in loan totals.

                                          AVERAGE BALANCE SHEET INFORMATION
      (dollars in thousands)

                                                       1997                                         1996

     Avg. Yield Interest              Average       Avg. Yield                    Average        Avg. Yield
Interest Earning Assets:              Balance        Rate paid       Amount       Balance         Rate Paid      Amount
                                      -------       ----------       ------       -------         ---------     -------
  Time deposits with other Banks      $   190          5.79%         $   11        $   100          5.00%         $    5
  Investment securities taxable        15,732          5.71%            899         13,820          5.10%            761
  Investment securities non-taxable     2,716          4.68%            127          2,785          4.96%            138
  Federal funds sold                    2,593          5.48%            142          2,094          5.16%            108
  Loans (1)(2)                         53,073         10.37%          5,506         43,400         10.55%          4,580
                                    ---------         ------       --------       --------         ------       --------
      Total interest earning assets   $74,304          9.00%         $6,685        $62,199          8.99%         $5,592

Allowance for possible loan losses       (849)                                        (773)
Non-earning assets:
   Cash and due from banks             10,638                                        9,822
   Property, premises, & equipment      1,981                                        1,720
   Other assets                         3,387                                        2,791
                                    ---------                                     --------
TOTAL ASSETS                          $89,461                                      $75,759
                                    ---------                                     --------
                                    ---------                                     --------

Interest-bearing liabilities:
   Savings, now, & money market       $41,531          2.53%         $1,050        $33,407          2.11%         $  704
   Time deposits                       22,184          4.99%          1,106         24,882          5.02%          1,248
   Other borrowings                       973          5.76%             56            526          5.70%             30
                                    ---------         ------       --------       --------         ------       --------
      Total interest-bearing
        liabilities                   $ 64,688         3.42%         $2,212        $58,815          3.37%         $1,982

Non-interest-bearing liabilities:
   Demand deposits                     15,982                                        9,237
   Other liabilities                    1,201                                        1,451
                                    ---------                                     --------
      Total liabilities               $81,871                                      $69,503

Stockholders' equity:
   Common stock                       $ 4,135                                      $ 4,060
   Retained earnings                    3,867                                        2,678
   Valuation allowance investments       (412)                                        (482)
                                    ---------                                     --------
      Total stockholders' equity      $ 7,590                                      $ 6,256
                                    ---------                                     --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $89,461                                      $75,759
                                    ---------                                     --------
                                    ---------                                     --------

Net interest income                                                  $4,473                                       $3,610
                                                                     ------                                       ------
                                                                     ------                                       ------
Net interest margin(3)                                 6.02%                                        5.80%

(1) Nonaccruing loans have been included in total loans.

(2) Loan fees of $265 and $252 for 1997 and 1996, respectively have been included in the interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note: All average balances have been computing using daily balances.

                                               RATE/VOLUME ANALYSIS

     (dollars in thousands)

                                         1997                          1996

                                      Average        Average                       Average        Average
Increase (decrease) in:               Bal/Vol           Rate          Total        Bal/Vol           Rate          Total
Interest income:
   Loans (1)                           $1,082          $(156)        $  926           $499         $ (152)         $ 347
   Investment securities taxable          109             29            138           (255)           (62)          (317)
   Investment Sec. (Non-taxable)(2)        (5)           (12)           (17)            66            (15)            51
   Taxable equivalent adjustment (2)        2              4              6            (23)             6            (17)
   Interest-bearing deposits                8             (2)             6              0             (3)            (3)
   Federal funds sold                      40             (6)            34             33             (7)            26
                                      -------         ------          -----          -----         ------          -----
     Total                              1,236           (143)         1,093            320           (233)            87

Interest expense:
   Savings, now, money market             357             11)           346             97            (76)            21
   Time deposits                          (97)           (45)          (142)          (199)           (73)          (272)
   Other borrowings                       (30)            (4)            26            (33)            (8)           (41)
                                      -------         ------          -----          -----         ------          -----
     Total                                290            (60)           230           (135)          (157)          (292)
                                      -------         ------          -----          -----         ------          -----
Increase (decrease) in net
   Interest income                     $  946          $ (83)          $863           $455         $  (76)         $ 379
                                      -------         ------          -----          -----         ------          -----
                                      -------         ------          -----          -----         ------          -----

(1) Loan fees of $265 and $252 for 1997 and 1996, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations.
        Any change attributable to changes in both volume and rate which cannot be segregated has been allocated.

NON-INTEREST INCOME

     Non-interest income consists of bankcard merchant fees, automatic teller machines ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for 1997 was $4,966,182 compared to $2,888,823 for 1996.

The primary increase in non-interest income is attributable to ATM transaction fees, ATM interchange income, and ATM sponsorship fees. These fees increased by $1,459,396 from 1996. ATM transaction fees, interchange income, and sponsorship fees were $3,381,580 for 1997 compared to $1,922,184 for 1996. In previous years the Bank shared a portion of the fees with two individuals who had helped to make these arrangements and with the tribes on whose lands the cash dispensing machines are installed. During September 1996, the Bank bought out the interest of one of the individuals. During April 1997, the Bank bought out the interest of the other individual. In prior years, the Bank only received the net earnings from the surcharge revenue received from the gaming network. After the bank had purchased the interest of the two individuals, it then assumed all direct costs and received all of the revenue net of the amounts that are still paid to the tribes on whose land the casinos are located. The contract buy outs are being amortized over a period of 18 to 36 months. The total amortization expense for 1997 was $276,667. The remaining unamortized cost on the books at December 31, 1997 was $337,917. The Bank receives income for each transaction and as the volume increases so does the related income. Approximately half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and the increased competition could reduce future income from existing machines. On March 11, 1998, the Bank signed a non-binding letter of intent with another company to purchase all of the Bank's ATM contracts. The proposed transaction is subject to negotiation and execution of a legally binding, definitive acquisition agreement within 60 days as well as to a variety of other conditions, including due diligence. If the transaction is consummated, the Bank will no longer receive the revenue and expense attributable to this business but will receive a lump sum cash buy out. The pretax net earnings from this source before deducting for overhead expenses and salaries were $1,493,778, $1,419,244, and $1,239,315, for the years ended December 31, 1997, 1996, and 1995, respectively. No assurance can be given that the proposed transaction will be consummated nor can the transaction's precise financial impact upon the Bank and its results of operations currently be predicted accurately.

Bankcard merchant fees were $697,159 in 1997 compared to $363,247 in 1996. The increase in merchant fees was due to an expansion in the number of merchants added by the Bank during the year.

NON-INTEREST EXPENSES

     Non-interest expenses have increased as a result of the Bank's growth in its branches and ATM network. The Bank opened a new branch located in Cambria on February 21, 1997. This brought the total number of branches to five at the end of the year. The branch purchase increased deposits by $5,255,161 and provided the Bank the opportunity to move into a new market area in the county that it did not previously serve. On March 6, 1998, the Bank opened escrow to purchase a piece of property in Atascadero, California for $275,000. It is the Bank's intention to open a new branch at this location during the third quarter of 1998. Atascadero is located in the Bank's primary service area about halfway between Paso Robles and San Luis Obispo.

     Salaries and employee benefit expenses were $2,402,600 and $1,873,389 for 1997 and 1996 respectively. Full time equivalent employees were 62 for 1997 and 56 for 1996. The increase in salary and benefit expense is attributable to increased staffing for the new branch that was added in February of 1997 and bonus expense and related payroll tax expense increased $186,224 over the previos year. The ratio of "assets per employee," one of the measures of operational efficiency, was $1,505,152 and $1,520,041 for 1997, and 1996 respectively. Occupancy, furniture and equipment expenses were $782,217 during 1997, compared to $770,283 incurred in 1996.

     Other expenses increased to $4,047,572 in 1997 as compared to $2,297,563 in 1996. The increase in other expenses reflects costs associated with growth of the Bank and a $1,261,343 increase in cost associated with the growth of the ATM network. The ATM cost increased as a result of the purchase of the interest of two particpants in the ATM network. Previously, the Bank only received the net income from these ATM networks and now is directly responsible for paying all of the expenses associated with the operation of the ATM networks.

     Bankcard merchant expenses were $604,011 for 1997, compared to $290,236 for 1996 the increase resulted from the expansion in the number of merchants processed by the Bank.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $781,732 for 1997 compared to $553,343 in 1996. The increase in the provision is the result of the increase in the Company's earnings before the provision for taxes. The Bank's effective tax rate was 38.3% and 37.7% in 1997 and 1996, respectively.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is based upon management's evaluation of the adequacy of the existing allowance for outstanding loans. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon loan growth during the period, a comprehensive grading and review formula for loans outstanding and historical loss experience. In addition, management periodically reviews the condition of the loan portfolio including the value of security interest related to portfolio loans and the economic circumstances which may affect the value of portfolio loans to determine the adequacy of the allowance. The evaluation of the allowance is reviewed by management and reported on an ongoing basis to the Company's Loan Committee, Audit Committee and Board of Directors. A provision for credit losses of $164,000 was expended in 1997 as compared to $90,000 in 1996. Net loan charge-offs (loans charged off net of loans recovered) were $5,641 in 1997. Net charge-offs were $84,337 during 1996. The allowance for credit losses as a percent of total gross loans at year-end 1997 and 1996 was 1.67% and 1.53%, respectively. Monitoring of all credits enables management to analyze any inherent risks in the portfolio which may result from changes in economic conditions.

     The following table summarizes the analysis of the allowance for loan losses as of December 31, 1997 and 1996.

                         ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                      1997           1996
                                                    ---------      --------
Balance at Beginning of Period                      $771,925       $766,262

Charge-offs:
  Commercial, Financial and Agricultural                   0         38,475
  Real Estate - Construction                               0         10,032
  Installment Loans to Individuals:
     Money Plus                                        1,381          3,910
     Credit Cards                                     37,658         40,375
     Other Installment                                 9,810         14,338
                                                    ---------      --------
Total charge-offs                                     48,849        107,130
                                                    ---------      --------

Recoveries:
  Commercial, Financial and Agricultural              20,021          4,822
  Real Estate - Construction                             590              0
  Installment Loans to Individuals:
    Money Plus                                           466              0
    Credit Cards                                       2,329          4,780
    Other Installment                                 19,802         13,191
                                                    ---------      --------
Total Recoveries                                      43,208         22,793
                                                    ---------      --------
      Net Charge-offs                                  5,641         84,337
Additions Charged to Operations                      164,000         90,000
                                                    ---------      --------
Balance at End of Period                           $ 930,284       $771,925
                                                    ---------      --------
                                                    ---------      --------

Gross Loans at End of Period                     $55,871,661    $50,570,564

Ratio of Net Charge-offs During the
Year to Average Loans outstanding                       0.01%          0.19%

Ratio of Reserves to Gross Loans                        1.67%          1.53%

Ratio of Non-performing Loans to
the Allowance for Credit Losses                       109.13%        125.01%

     In accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Included in non-performing loans for the last three years is a loan for $758,115. This loan is secured by real estate with an appraised value of approximately $1,500,000. Even though this loan is on a nonaccrual status, management doesn't believe that there will be any loss of the principal due.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                             1997                  1996
                                          % OF LOANS            % OF LOANS
                                        IN EACH CATEGORY      IN EACH CATEGORY
                                         TO TOTAL LOANS        TO TOTAL LOANS
                                       ------------------   -------------------
                                        AMOUNT     LOANS     AMOUNT    LOANS
                                       --------   -------   --------  -------
Commercial, Financial
  and Agricultural                     $428,341    45.33%   $310,665   40.99%

Real Estate -
 Construction                           190,804    12.45%    210,382   14.22%

Real Estate -
 Mortgage                               249,875    34.26%    155,648   33.90%

Installment Loans
 to individuals                         $59,295     7.69%    $94,466   10.71%

All Other Loans
 (Including overdrafts)                   1,969      .27%        764     .18%
                                       ---------  -------   --------  -------
                                        $930,284   100.00%   $771,925  100.00%
                                       ---------  -------   --------  -------
                                       ---------  -------   --------  -------

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

LOCAL ECONOMY

     The California economy is expected to continue to grow at a modest rate during 1998, with the local economy in the Bank's primary service area anticipated to show higher rates of growth than the state as a whole.
During 1998, a few large retail stores are under construction and are expected to open during the later part of 1998. The Bank has a branch in Paso Robles which is located across the street from this shopping center. Several mergers in our market area have opened a unique window of opportunity for the Bank to increase its market share.

These statements constitute forward-looking information within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from the statements discussed in this Report since such projections involve. signigicant risks and uncertainties. Factors that might cause such differences include, but are not limited to, a decline in the economy, the inability of these large retail stores to get open in 1998, the competitive pressures among financial institutions increase signigicantly, the inability of the Company and the Bank to take advantage of this projected growth, economic conditions, wither nationally or locally are less favorable than expected, or legilation or regulatory changes adversly affect the business in which the Company would be engaged.

FINANCIAL CONDITION ANALYSIS

     Total assets of the Company were $93,319,422 at December 31, 1997 compared to $85,122,317 in 1996.

     A major portion of the Bank's loans are adjustable. Approximately 63.8% of the loans are adjustable. The majority of those loans that reprice are tied to changes in the prime rate. If interest rates change, the yield on these loans will also change. A 1.00% increase in the prime rate would increase net interest income approximately $231,000 a year and a 1.00% decrease in the prime rate would decrease net interest income by $170,000 a year.

     The following table summarizes the composition of the loan portfolio as of December 31, 1997 and 1996.

COMPOSITION OF LOAN PORTFOLIO

                                                          1997                  1996
                                                 --------------------   --------------------
LOAN CATEGORY                                      AMOUNT     PERCENT     AMOUNT     PERCENT
-------------                                    -----------  -------   -----------  -------
Commercial, Financial
  and Agricultural                               $25,325,584    45.33%  $20,729,098   40.99%
Real Estate-Construction                           6,953,512    12.45%    7,190,680   14.22%
Real Estate-Mortgage                              19,143,755    34.26%   17,142,334   33.90%
Installment Loans to Individuals                   4,296,204     7.69%    5,416,061   10.71%
All other (including overdrafts)                     152,606     0.27%        92,39   10.18%
                                                 -----------  -------   -----------  -------
Total Loans, Gross                                55,871,661   100.00%   50,570,564  100.00%

Deferred Loan Fees                                  (243,893)              (218,786)
Reserve For Possible                                (930,284)              (771,925)
                                                 -----------            -----------

  Loan Losses

Total Loans, Net                                 $54,697,484            $49,579,853
                                                 -----------            -----------
                                                 -----------            -----------

     Net loans totaled $54,697,484 at December 31, 1997, compared to $49,579,853 at December 31, 1996. Loans increased during the year as the result of our downtown San Luis Obispo branch and moderate growth at the head office. The primary growth was approximately $4,596,486 in commercial and agricultural loans.

     The following are the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 1997.

                                             AFTER ONE
LOAN CATEGORY                   DUE WITHIN    YEAR BUT         AFTER
(DOLLARS IN THOUSANDS)           ONE YEAR    WITHIN FIVE     FIVE YEARS       TOTALS
----------------------          ----------   -----------     ----------       ------
Commercial, Financial
 and Agricultural               $ 14,393       $  8,923       $  2,010        $ 25,326

Real Estate -
 Construction                      1,645          3,820          1,489           6,954

Real Estate -
 Mortgage                          2,054          9,335          7,755          19,144

Installment Loans
 to individuals                      921          3,316            59            4,296

All Other loans
 (including overdrafts)              152            --             --             152
                                --------       -------        -------         -------
TOTALS                           $19,165       $25,394        $11,313         $55,872
                                --------       -------        -------         -------
                                --------       -------        -------         -------

                                             AFTER ONE
                                DUE WITHIN    YEAR BUT         AFTER
INTEREST RATE PROVISION          ONE YEAR    WITHIN FIVE     FIVE YEARS       TOTALS
-----------------------         ----------   -----------     ----------       ------
Predetermined rates               $ 3,392      $ 7,708        $10,078         $21,178

Floating or adjustable
 rates                             15,773       17,686          1,235          34,694
                                 --------      -------        -------         -------
TOTALS                            $19,165      $25,394        $11,313         $55,872
                                 --------      -------        -------         -------
                                 --------      -------        -------         -------

RISK ELEMENTS

    Risk elements on loans are presented in the following table for December 31:

                                                      1997         1996
                                                    --------      --------
Nonaccrual Loans (impaired loans)                   $864,888      $803,280
Accruing Loans Past Due 90 days                     $ 95,536      $160,729
Restructured Loans                                  $407,929      $514,999
Interest Excluded on Nonaccrual Loans               $ 94,762      $ 97,382
Interest Recognized on Nonaccrual and
  Troubled Debt Restructured Loans                  $ 40,753      $ 42,432

       At December 31, 1997, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

     The Bank's management is responsible for monitoring loan performance which is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank, maintains both a "watch" list of loans which, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Yearly, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Board of Directors. Except as set forth in the preceding table, there are no loans which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

   The Bank has a nonaccrual policy which requires a loan greater than 90 days past due to be placed on nonaccrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on nonaccrual status, all uncollected interest accrued is reversed from earnings. Once on nonaccrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual.

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

TOTAL CASH AND DUE FROM BANKS

     Total cash and due from banks decreased from $13,575,653 at December 31, 1996 to $12,491,388 at December 31, 1997. The large amount of cash and due from banks is to fund the operations of the Bank's two ATM networks. If the Bank were to sell these two networks, the amount of cash would then be invested in securities and loans.

     Other earning assets are comprised of Federal Funds sold (funds lent on a short term basis to other banks), investment securities and short term certificates of deposit at other financial institutions. These assets are maintained for short term liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

     Other earning assets increased to $21,003,929 at December 31, 1997 compared to $17,597,726 at December 31, 1996. The increase in 1997 represents an increase in the overall size of the Bank and the investment of excess funds. Other earning assets represented 27.3% of the earning asset portfolio at December 31, 1997, compared to 26.2% in 1996.

     The following table summarizes the composition of other earning assets at December 31:

                             COMPOSITION OF OTHER EARNING ASSETS

                                                          1997                   1996
                                                 --------------------   --------------------
                                                    AMOUNT    PERCENT     AMOUNT     PERCENT
                                                 -----------  -------   -----------  -------
Held to Maturity investments                     $11,590,592   55.19%   $11,080,726   62.97%
Available for Sale investments                     8,303,218   39.53%     5,317,000   30.21%
Federal Funds Sold                                   500,000    2.38%     1,100,000    6.25%
Certificate of Deposits                              610,119    2.90%       100,000    0.57%
                                                 -----------  -------   -----------  -------
Total other earning assets                       $27,003,929  100.00%   $17,597,726  100.00%
                                                 -----------  -------   -----------  -------
                                                 -----------  -------   -----------  -------

          The amortized cost, fair value, and maturities at December 31, 1997 are as follows:

                            SECURITIES AVAILABLE          SECURITIES HELD
                                  FOR SALE                  TO MATURITY
                           ----------------------    -----------------------
                            AMORTIZED     FAIR        AMORTIZED      FAIR
                              COST        VALUE         COST         VALUE
                           -----------  ---------    ----------   ----------
Due in one year or less    $2,000,269   $1,982,177   $3,001,969   $3,017,642

Due after one year
  through five years          500,000      500,625     1,438,392    1,440,962

Due after five years
  through ten years         1,000,000    1,003,263       805,596     811,033

Due after ten years             2,000        2,000     1,364,510    1,361,095

Mortgage-backed
  securities                5,167,677    4,815,153     4,980,125    5,208,429
                           -----------   ---------    ----------   ----------
   Total                   $8,669,946   $8,303,218   $11,590,592  $11,839,161
                           -----------   ---------    ----------   ----------
                           -----------   ---------    ----------   ----------

DEPOSITS

     Total deposits increased to $83,549,657 at December 31, 1997. Total deposits at December 31, 1996 were $71,991,298.

     The following table sets forth information for the last two fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories.

COMPOSITION OF DEPOSITS

                                                 1997                     1996
                                     ------------------------   ----------------------
                                       AVERAGE                    AVERAGE
DEPOSIT TYPE                           BALANCE      RATE PAID     BALANCE    RATE PAID
------------                         -----------    ---------   -----------  ---------
Non-Interest Bearing Demand          $18,407,169      0.00%     $13,230,117    0.00%
Interest Bearing Demand               30,047,646      2.27%      20,750,267    1.75%
Savings                               10,766,665      2.51%       8,923,709    2.53%
Money Market                           5,819,526      3.84%       6,526,343    2.73%
Time Deposits                         18,508,651      4.99%      22,560,862    5.02%
                                     -----------                -----------
Total Deposits                       $83,549,657      2.70%      $71,991,28    2.89%
                                     -----------                -----------
                                     -----------                -----------

     Set forth below is a maturity schedule of domestic time certificates of deposits of $100,000 and over at December 31, 1997.

TIME DEPOSITS $100,000 AND OVER:

(Dollars in thousands)
Less than 3 months           $  554
3-6 months                      207
6-12 months                     209
                             ------
TOTAL                        $  970
                             ------
                             ------

CAPITAL

     The Company's total stockholders equity was $8,127,078 as of December 31, 1997 compared to $7,053,148 as of December 31, 1996. The increase in capital during 1997 was due to net income of $1,261,064 and an increase in the valuation allowance for investments of $60,763. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities."

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

     The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the Bank's capital ratios at December 31, 1997. Additionally, the standards for a well-capitalized institution are displayed below.

                                      WELL-CAPITALIZED   HERITAGE
                                        (REGULATORY        OAKS
                                         STANDARD)         BANK
                                      ----------------   --------
Leverage Ratio                             5.00%           8.59%
Tier One Risk Based Capital Ratio          6.00%          12.18%
                                          -----           -----
Total Risk Based Capital Ratio            10.00%          13.45%
                                          -----           -----
                                          -----           -----

     It is the intent of management to continue to maintain strong capital ratios.

LIQUIDITY

     The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $2,500,000. The Bank has also established two borrowing lines with brokers whereby the Bank can pledge investment securities as collateral for short term borrowings.

     The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At December 31, 1997, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities were 28.7% compared to 18.5% in 1996. The liquidity ratio for 1997 increased. At December 31, 1996, there were $4,730,000 of securities pledged as collateral on borrowings. At December 31, 1997, there were no assets pledged as collateral on borrowings. The ratio of gross loans to deposits, another key liquidity ratio, was 66.6% at year end 1997 compared to 70.3% at December 31, 1996.

INFLATION

     The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 1997 has not been significant to the Bank's financial position or results of operations.

YEAR 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing potential problems currently are not expected to have a material adverse impact on the Company's finanical position, results of operations or liquidity in future periods. However, if the Company is unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. However, even if the Company is able to resolve any such issues with respect to its computerized information systems, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or the Company's vendors or financial institutions with which the Company does business, will not encounter problems that could adversely affect the Company's business.

ITEM 7.   FINANCIAL STATEMENTS


     Contained herein starting at page F-1.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT

     The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(2.1) Plan of Reorganization and Merger Agreement dated as of March 22, 1994, incorporated by reference from Exhibit 2 to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April 8, 1994.

(3.1a) Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 No. 33-77504, filed with the Commission on April, 1994.

(3.1b)    Amendment to the Articles of Incorporporation by reference from
          Exhibit 3.1b to Certificate of Amendment No. A498586 filed with the Secretary of State on October 16, 1997.

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

*(10.9) 401(k) Pension and Profit Sharing Plan, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994.

*(10. 10) Heritage Oaks Bancorp 1995 Bonus Plan, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994.

*(10.11) Salary Continuation Plan of Heritage Oaks Bank, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994 .

*(10. 12) Salary Continuation Agreement with Lawrence P. Ward, filed with the
          Commission in the Company's 10K Report for the year ended December 31, 1994 .

*(10. 13) Salary Continuation Agreement with Gwen R. Pelfrey, filed with the
          Commission in the Company's 10K Report for the year ended December 31, 1994 .

*(10. 14) Salary Continuation Agreement with Robert E. Bloch, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994.

(10.15) Woodland Shopping Center Lease, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994.

(10.16) Laguna Village Sublease, filed with the Commission in the Company's 10K Report for the year ended December 31, 1994 .

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

(10.20) Lease Agreement for Cambria Branch Office dated February 21, 1997 filed with the Commission in the Company's 10KSB reported for the year ended December 31, 1996.

*(10.21) 1997 Stock Option Plan in corporated by reference from Exhibit 4a to Registration Statement on Form S-8 No.333-31105, filed with the Commission on July 11, 1997.

*(10.22)  Form of Stock Option Agreement incorporated by reference from
          Exhibit 4b to Registration Statement on Form S-8 No. 333-31105, filed with the Commission on July 11, 1997.

(10.23)   Madonna Road Lease filed with this Report.

(21)      Subsidiaries of Heritage Oaks Bancorp.

(23)      Consent of Independent Accountants

(27)      Financial Schedule

*Denotes management contracts, compensatory plans or arrangements.




REPORTS ON FORM 8-K:

     During the fourth quarter of 1997, the Company filed a report on Form 8-K, dated October 9, 1997, concerning the three-for-two stock split of its Common Stock.

     An Annual Report for the fiscal year ended December 31, 1997, and Notice of Annual Meeting and Proxy Statement for the Company's 1998 Annual Meeting will be mailed to security holders subsequent to the date of filing of this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                    EXHIBIT INDEX
 EXHIBIT
SEQUENTIAL
 NUMBER                DESCRIPTION                         PAGE NUMBER
---------- ---------------------------------------------- --------------


   3.1b Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997.

  10.23    Madonna Road Branch Lease

  23.1     Consent of Independent Accountants

    27     Financial Data Schedule

                                   [LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp as of December 31, 1997 and 1996, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp as of December 31, 1997 and 1996, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ VAVRINEK, TRINE, DAY & CO., LLP

VAVRINEK, TRINE, DAY & CO., LLP
Rancho Cucamonga, California
February 13, 1998

                         [LETTERHEAD ADDRESSES]

                         Heritage Oaks Bancorp
                      Consolidated Balance Sheets

                                                                                    December 31,
                                                                          -------------------------------
ASSETS                                                                           1997                1996
                                                                          -------------------------------
Cash and due from banks (Minimum Federal Reserve required
                                at December 31, 1997 was $1,368,000)      $12,491,388         $13,575,653
Federal funds sold                                                            500,000           1,100,000
                                                                          -------------------------------
    Total Cash and Cash Equivalents                                        12,991,388          14,675,653

Interest bearing deposits other banks                                         610,119             100,000

Investment securities:
     Available-for-sale                                                     8,303,218           5,317,000
     Held-to-maturity, fair value of $11,839,161 and $11,006,428 at
     December 31, 1997 and 1996, respectively                              11,590,592          11,080,726

Loans (net of reserves for possible loan losses of $930,284 and
            $771,925 at December 31, 1997 and 1996, respectively)          54,697,484          49,579,853

Property, premises and equipment, net                                       2,072,711           1,756,099
Other real estate owned                                                        62,000                   0
Net deferred tax asset                                                        566,612             573,154
Cash surrender value life insurance                                           970,318             729,920
Other assets                                                                1,454,980           1,309,912
                                                                          -------------------------------
     TOTAL ASSETS                                                         $93,319,422         $85,122,317
                                                                          -------------------------------
                                                                          -------------------------------

LIABILITIES and STOCKHOLDERS' EQUITY

Deposits:
   Demand, non-interest bearing                                           $18,407,169         $13,230,117
   Savings, NOW, and money market deposits                                 46,633,837          36,200,319
   Time deposits of $100,000 or more                                          970,300           3,449,545
   Time deposits under $100,000                                            17,538,351          19,111,317
                                                                          -------------------------------
     Total Deposits                                                        83,549,657          71,991,298

Other borrowed money                                                                0           4,730,000
Other liabilities                                                           1,642,687           1,347,871
                                                                          -------------------------------
     Total Liabilities                                                     85,192,344          78,069,169

Stockholders' Equity:
   Common Stock, no par value; 20,000,000 authorized;
   1,036,626 and 1,012,944 shares issued and
   outstanding for 1997 and 1996, respectively                              4,180,486           4,089,245
   Retained earnings                                                        4,327,921           3,405,995
   Valuation allowance for investments                                       (381,329)           (442,092)
                                                                          -------------------------------
      Total Stockholders' Equity                                            8,127,078           7,053,148
                                                                          -------------------------------
   TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                             $93,319,422         $85,122,317
                                                                          -------------------------------
                                                                          -------------------------------

The accompanying notes are an integral part of these financial statements.

                             Heritage Oaks Bancorp
                        Consolidated Statements of Income

                                                                                                 December 31,
                                                                                 1997                1996                1995
                                                                           --------------------------------------------------
Interest income:
   Interest and fees on loans                                              $5,505,740          $4,578,552          $4,232,288
   Interest on investment securities:
     U.S. Treasury securities                                                  51,472              51,666              75,792
     Obligations of U.S. Government Agencies                                  777,718             684,716             981,589
     Corporate Bonds, mutual funds, and commercial paper                       69,907              24,838              21,101
     Obligations of State and Political Subdivisions                          126,916             138,345             104,141
   Interest on time deposits with other banks                                  11,016               5,334               7,631
   Interest on federal funds sold                                             142,484             108,013              82,132
                                                                           --------------------------------------------------
     Total interest income                                                  6,685,253           5,591,464           5,504,674
Interest expense:
   Savings, NOW and money market deposits                                   1,049,847             703,580             682,640
   Time deposits of $100,000 or more                                          112,009             110,221             155,539
   Time deposits under $100,000                                               993,941           1,138,282           1,364,584
   Other                                                                       56,453              29,795              70,608
                                                                           --------------------------------------------------
     Total interest expense                                                 2,212,250           1,981,878           2,273,371
   Net interest income before provision for
     possible loan losses                                                   4,473,003           3,609,586           3,231,303

Provision for possible loan losses                                            164,000              90,000              60,000
                                                                           --------------------------------------------------
                                                                            4,309,003           3,519,586           3,171,303
                                                                           --------------------------------------------------
Non-interest Income:
   Service charges on deposit accounts                                        559,874             373,022             337,757
   Insurance and brokerage commission fees                                     11,780              14,693               7,078
   Investment securities gain (loss), net                                     (16,719)                  0                 337
   Other                                                                    4,411,247           2,501,108           2,449,570
                                                                           --------------------------------------------------
      Total Non-interest Income                                             4,966,182           2,888,823           2,794,742
                                                                           --------------------------------------------------
Non-interest Expenses:
   Salaries and employee benefits                                           2,402,600           1,873,389           1,751,751
   Equipment expenses                                                         275,745             252,013             162,986
   Occupancy expenses                                                         506,472             518,270             279,451
   Other                                                                    4,047,572           2,297,563           2,149,591
                                                                           --------------------------------------------------
        Total Non-interest Expenses                                         7,232,389           4,941,235           4,343,779
                                                                           --------------------------------------------------
            Income before provision for income taxes                        2,042,796           1,467,174           1,622,266
Provision for income taxes                                                    781,732             553,343             633,698
                                                                           --------------------------------------------------
            Net Income                                                     $1,261,064            $913,831            $988,568
                                                                           --------------------------------------------------
                                                                           --------------------------------------------------
Earnings per share:
  Basic                                                                         $1.23               $0.91               $0.99
                                                                           --------------------------------------------------
                                                                           --------------------------------------------------
  Diluted                                                                       $1.15               $0.87               $0.96
                                                                           --------------------------------------------------
                                                                           --------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                Heritage Oaks Bancorp
Consolidated Statements of Changes in Stockholders' Equity


                                                                                                        Valuation         Total
                                                              Shares         Common       Retained      Allowance     Stockholders'
                                                           Outstanding        Stock       Earnings   for Investments      Equity
                                                           ------------------------------------------------------------------------
Balances, January 1, 1995                                      665,355     $4,032,084     $1,716,607      $(782,579)    $4,966,112
    Exercise of Stock Options                                      300          1,725              0              0          1,725
    Net Income                                                       0              0        988,568              0        988,568
    Change in unrealized loss on investment securities               0              0              0        269,058        269,058
                                                           ------------------------------------------------------------------------
Balances, December 31, 1995                                    665,655      4,033,809      2,705,175       (513,521)     6,225,463
    Exercise of Stock Options                                    9,641         55,436              0              0         55,436
    Cash dividends paid - $.32 per share                             0              0       (213,011)             0       (213,011)
    Net Income                                                       0              0        913,831              0        913,831
    Change in unrealized loss on investment securities               0              0              0         71,429         71,429
                                                           ------------------------------------------------------------------------
Balances, December 31, 1996                                    675,296      4,089,245      3,405,995       (442,092)     7,053,148
    Exercise of stock options                                   15,868         91,241              0              0         91,241
    Cash dividends paid - $.50 per share                                                    (337,787)             0       (337,787)
    Three-for -two stock split                                 345,462              0              0              0              0
    Cash paid to stockholders' in lieu of fractional shares
          on three-for-two stock split                               0              0         (1,351)             0         (1,351)
    Net Income                                                       0              0      1,261,064              0      1,261,064
    Change in unrealized loss on investment securities               0              0              0         60,763         60,763
                                                           ------------------------------------------------------------------------
Balances, December 31, 1997                                  1,036,626     $4,180,486     $4,327,921      $(381,329)    $8,127,078
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

       Heritage Oaks Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            December 31,
                                                                          ---------------------------------------------------
                                                                                 1997                1996                1995
                                                                          ---------------------------------------------------
Cash flows from operating activities:
   Net income                                                              $1,261,064            $913,831            $988,568
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                          351,303             262,424             189,057
       Provision for possible loan losses                                     164,000              90,000              60,000
       (Decrease) increase in deferred loan fees                              116,343              91,236             (15,951)
       Net (gain) loss on sales of investment securities                       16,719                   0                (337)
       Amortization of premiums/discounts on investment securities, net       (74,194)            (63,468)           (128,331)
       Gain on sale of other real estate owned                                      0                   0             (13,314)
       Net (gain) loss on sale of POS equipment                                (9,709)             (2,269)                157
       Decrease  in net deferred tax assets                                     6,542              50,998             189,073
       Increase in other assets                                              (135,359)           (356,287)           (262,949)
       Increase (decrease) in other liabilities                               251,402             (57,494)            467,245
                                                                          ---------------------------------------------------
         Net cash provided by operating activities                          1,948,111             928,971           1,473,218
                                                                          ---------------------------------------------------
Cash flows from investing activities:
   Purchase of securities held-to-maturity                                 (3,976,013)         (2,856,218)         (3,492,874)
   Purchase of Mortgage-Backed Securities held-to-maturity                 (2,080,158)                  0                   0
   Purchase of securities available-for-sale                               (1,500,000)           (500,000)                  0
   Purchase of Mortgage-Backed Securities available-for-sale               (3,355,847)                  0                   0
   Proceeds from sales of Securities held-to-maturity                       1,250,000                   0           4,978,707
   Proceeds from  principal reductions and maturities of
     securities held-to-maturity                                            2,125,000           3,890,000           5,299,999
   Proceeds from  principal reductions and maturities of
     Mortgage-Backed Securities held-to-maturity                              534,864             297,079              96,192
   Proceeds from sales of Securities available-for-sale                     3,483,281                   0           1,115,754
   Proceeds from  principal reductions and maturities of
     securities available-for-sale                                                  0             500,000                   0
   Proceeds from  principal reductions and maturities of
     Mortgage-Backed Securities available-for-sale                            184,441                   0                   0
   Purchase of deposits with other banks                                     (510,119)                  0                   0
   Purchase of life insurance policies                                       (240,398)            (37,496)            (33,756)
   Proceeds from sale of other real estate owned                                    0                   0             258,978
   Increase loans, net                                                     (5,459,974)         (9,841,443)         (4,164,382)
   Purchase of property, premises & equipment, net                           (667,915)           (352,280)           (367,842)
                                                                          ---------------------------------------------------
     Net cash provided by (used in) investing
      activities                                                          (10,212,838)         (8,900,358)          3,690,776
                                                                          ---------------------------------------------------
Cash flows from financing activities:
   Increase in deposits, net                                               11,558,359           7,277,201           2,108,969
   Net increase (decrease) in other borrowings                             (4,730,000)          4,730,000          (4,727,500)
    Proceeds from exercise of stock options                                    91,241              55,436               1,725
   Cash dividends paid or declared                                           (339,138)           (213,011)                  0
     Net cash provided by (used in) financing activities                    6,580,462          11,849,626          (2,616,806)
                                                                          ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (1,684,265)          3,878,239           2,547,188
Cash and cash equivalents at beginning of year                             14,675,653          10,797,414           8,250,226
                                                                          ---------------------------------------------------
   Cash and cash equivalents at end of year                               $12,991,388         $14,675,653         $10,797,414
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Supplemental disclosures of cash flow information:
   Interest paid                                                           $2,445,815          $2,120,014          $1,927,954
   Income taxes paid                                                         $847,000            $537,000            $611,114
Supplemental disclosures of noncash flow information:
    Change in unrealized loss on investment securities                        $60,763             $71,429            $269,058
    Transfer of loan to other real estate owned through foreclosure           $62,000                  $0                  $0
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

Principles of Consolidation:

The consolidated financial statements include the Company and its wholly
owned subsidiaries, Heritage Oaks Bank and CCMS Systems, Inc..   Intercompany
balances and transactions have been eliminated.

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

Investment Securities and Mortgage-backed securities:

In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities and mortgage-backed securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

Loans:

Loans are stated at unpaid principal balances less the allowance for loan losses and net deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan.

In accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" those loans identified as impaired are measured on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

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

Allowance for Loan Losses:

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change.

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

Reclassifications:

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

Earnings Per Share (EPS):

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

New Accounting Pronouncements:

In June 1997, the Financial accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement which is effective for the year ending December 31, 1998, establishes standards of disclosure are financial statement display for reporting comprehensive income and its components.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.

Note 2: Fair Values of Financial Instruments

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

The following table presents the estimates of fair values of financial instruments at December 31, 1997:


                                                                        Carrying
                                                                          Amount     Fair Value
                                                                     --------------------------
Assets:

   Cash and cash equivalents                                         $12,991,388    $12,991,388
   Interest bearing deposits                                             610,119        610,119
   Investment and mortgage-backed securities                          19,893,810     20,142,379
   Loans receivable                                                   54,697,484     54,776,969
   Accrued interest receivable                                           623,918        623,918

Liabilities:

   Non-interest bearing deposits                                      18,407,169     18,407,169
   Interest bearing deposits                                          65,142,488     65,149,191
   Accrued interest payable                                              408,295        408,295

                                                                       Notional    Cost to Cede
                                                                        Amount       Or Assume
                                                                     --------------------------
Off-balance sheet instruments:
   Commitments to extend credit and standby letters of credit        $20,112,680       $201,127

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

Off-balance sheet instruments :

Fair values of loan commitments and Financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Note 3:  Investment and Mortgage-backed Securities

At December 31, 1997, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretion of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair value and investment securities available-for-sale at December 31, 1997 were:

                                                                                Gross        Gross
                                                             Amortized     Unrealized     Unrealized         Fair
                                                                  Cost          Gains         Losses        Value
                                                            -------------------------------------------------------
U.S. Treasury securities                                    $1,000,269             $0        ($6,519)      $993,750
Obligations of U.S. government agencies and corporations     2,500,000          3,888        (11,573)     2,492,315
Mortgage-Backed Securities                                   5,167,677          3,442       (355,966)     4,815,153
Other securities                                                 2,000              0              0          2,000
                                                            -------------------------------------------------------
     TOTAL AVAILABLE-FOR-SALE                               $8,669,946         $7,330      ($374,058)    $8,303,218
                                                            -------------------------------------------------------
                                                            -------------------------------------------------------

Available-for-sale Securities in the amount of $2,089,375 were transferred to held-to-maturity during 1994. The unrealized loss of $330,165 net of tax of $137,098 was reflected in a separate component of stockholders' equity and is being amortized over the remaining life of the securities as a yield adjustment. At December 31, 1997 the remaining unrealized loss of $293,007 net of tax of $121,668 is included in the valuation allowance.

The amortized cost and fair values of investment securities held-to-maturity at December 31, 1997 were:

                                                                                Gross        Gross
                                                             Amortized     Unrealized     Unrealized         Fair
                                                                  Cost          Gains         Losses        Value
                                                           --------------------------------------------------------
U.S. Treasury securities                                       $99,209             $0          ($209)       $99,000
Obligations of U.S. government agencies and corporations     3,051,500        236,577         (8,273)     3,279,804
Mortgage-Backed Securities                                   4,980,125         16,086         (3,182)     4,993,029
Obligations of state and political subdivisions              3,459,758         10,898         (3,328)     3,467,328
                                                           --------------------------------------------------------
     TOTAL HELD-TO-MATURITY                                $11,590,592       $263,561       ($14,992)   $11,839,161
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

The amortized cost and fair value and investment securities available-for-sale at December 31, 1996 were:

                                                                                Gross        Gross
                                                             Amortized     Unrealized     Unrealized         Fair
                                                                  Cost          Gains         Losses        Value
                                                           --------------------------------------------------------
U.S. Treasury securities                                    $1,000,842             $0       ($18,342)      $982,500
Obligations of U.S. government agencies and corporations     4,500,000              0       (167,500)     4,332,500
Other securities                                                 2,000              0              0          2,000
                                                           --------------------------------------------------------
     TOTAL AVAILABLE-FOR-SALE                               $5,502,842             $0      ($185,842)    $5,317,000
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

The amortized cost and fair values of investment securities held-to-maturity at December 31, 1996 were:

                                                                                Gross        Gross
                                                             Amortized     Unrealized     Unrealized         Fair
                                                                  Cost          Gains         Losses        Value
                                                           --------------------------------------------------------
U.S. Treasury securities                                       $98,489             $0          ($932)       $97,557
Obligations of U.S. government agencies and corporations     3,202,355         29,702           (375)     3,231,682
Mortgage-Backed Securities                                   5,075,990        110,810       (221,569)     4,965,231
Obligations of state and political subdivisions              2,703,892         20,279        (12,213)     2,711,958
                                                           --------------------------------------------------------
     TOTAL HELD-TO-MATURITY                                $11,080,726       $160,791      ($235,089)   $11,006,428
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

The amortized cost and fair values of investment securities available-for-sale and held-to-maturity at December 31, 1997, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Securities-Available-For-Sale                 Securities-Held-To-Maturity

                                              Amortized           Fair                     Amortized         Fair
                                                Cost             Value                       Cost           Value
                                           ---------------------------                  ---------------------------
Due in one year or less                      $2,000,269     $1,982,177                    $3,001,969     $3,017,642
Due after one year through five years           500,000        500,625                     1,438,392      1,440,963
Due after five years through ten years        1,000,000      1,003,263                       805,596        811,033
Due after ten years                               2,000          2,000                     1,364,510      1,361,095
Mortgage-backed securities                    5,167,677      4,815,153                     4,980,125      5,208,429
                                           ---------------------------                  ---------------------------
     Total                                   $8,669,946     $8,303,218                   $11,590,592    $11,839,162
                                           ---------------------------                  ---------------------------
                                           ---------------------------                  ---------------------------

Proceeds from sales and maturities of investment securities Available-for-sale during 1997, 1996, and 1995 were $3,483,281, $500,000,
$1,115,754, respectively. In 1997, gross losses on these sales were $16,719 there were no gross gains. There were no gross gains or losses in 1996 and
only gross gains of $221 in 1995.   Proceeds from maturities and sales of
investment securities Held-to-maturity during 1997, 1996, and 1995 were $3,375,000, $3,890,000, and $10,278,706, respectively. There were no gains or losses on those sales and maturities in 1997 and 1996. During 1995 there were gross gains of $1,250 and gross losses of $1,134. Proceeds from sales and maturities of mortgage-backed securities 1997, 1996, and 1995 were $719,305, 297,079, and $96,192, respectively. There were no gross gains or losses on these sales during 1997 and 1996. During 1995 there were gross gains of $2,197. Unrealized net losses on investment securities and mortgage-backed securities included in shareholders' equity net of tax at December 31, 1997, 1996, and 1995 were $381,329, $442,092, and $513,521, respectively.
Securities having a carrying value of $5,013,210 and $8,982,122 and a fair value of $4,890,142 and $8,257,217 at December 31, 1997 and 1996,
respectively were pledged to secure public deposits and for other purposes as required by law.

Note 4:  Derivative Financial Instruments

As of December 31, 1997 the Bank held derivatives for purposes other than trading for the purpose of asset-liability management. The principal objective of the Bank's asset-liability management activities is to assure maximum levels of net interest income while maintaining acceptable levels of interest-rate and liquidity risk and facilitating the funding needs of the Bank. The Bank's derivatives are comprised of two securities classified on the balance sheet under investments and included in the "held-to-maturity" category. These securities are considered derivatives since each included a "step-up" feature which provides the issuer of the security the option of either increasing the interest rate or having the security called, effective on the call date. This option is always the issuers and is generally based on current or future interest rates of similar securities. At December 31, 1997, both of these bonds have increased to the maximum rate and there are no additional increases in rate between now and maturity. The issuer can still call the bonds prior to maturity. Additional information regarding each of the securities is outlined below:

                                               Carrying       Maturity       Callable        Current   Next Step-up
                                                Value           Date           Date          Rates        Rates
                                               --------------------------------------------------------------------
U.S. Government Sponsored Securities:

1997:

Federal National Mortgage Association          $990,596       11/03/98       11/03/95          5.47%          5.47%
Federal National Mortgage Association          $990,026       11/02/98       11/02/95          5.42%          5.42%

1996:

Federal National Mortgage Association          $976,779       11/03/98       11/03/95          5.47%          5.47%
Federal National Mortgage Association          $975,576       11/02/98       11/02/95          5.42%          5.42%
Federal Home Loan Bank                         $250,000     10/29/2001       10/29/97          6.25%          6.63%


Note 5: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                           December 31,
                                                    --------------------------
                                                           1997           1996
                                                    --------------------------
Commercial, financial, and agricultural             $25,325,584    $20,729,098
Real estate-construction                              6,953,512      7,190,680
Real estate-mortgage                                 19,143,755     17,142,334
Installment loans to individuals                      4,296,204      5,416,061
All other loans (including overdrafts)                  152,606         92,391
                                                    --------------------------
                                                     55,871,661     50,570,564
                                                    --------------------------
Less - deferred loan fees                              (243,893)      (218,786)
Less - reserve for possible loan losses                (930,284)      (771,925)
                                                    --------------------------
                                                    $54,697,484    $49,579,853
                                                    --------------------------
                                                    --------------------------

Concentration of Credit Risk

At December 31, 1997, approximately $26,097,267 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                                                  December 31,
                                                       --------------------------------------
                                                           1997           1996           1995
                                                       --------------------------------------
Balance at beginning of year                           $771,925       $766,262       $875,712
Additions charged to operating expense                  164,000         90,000         60,000
Loans charged off                                       (48,849)      (107,130)      (181,110)
Recoveries of loans previously charged off               43,208         22,793         11,660
                                                       --------------------------------------
Balance at end of year                                 $930,284       $771,925       $766,262
                                                       --------------------------------------
                                                       --------------------------------------

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                     ----------------------------------------
                                                           1997           1996           1995
                                                     ----------------------------------------
Recorded investment in impaired loans                $1,015,207       $964,009       $758,115
Related allowance for loan losses                       133,930        193,109        150,000
Average recorded investment in impaired loans           955,187        812,252        758,115
Interest income recognized for cash payments                  0              0              0
Cash receipts applied to reduce principal balance             0              0              0

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because, the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled $864,488 and $803,280 at December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, all loans on nonaccrual were classified as impaired. if interest had been recognized at the original interest rates, interest income would have increased $94,762, $97,382, $92,412 in 1997,1996, and 1995, respectively.

At December 31, 1997 and 1996, the Bank had $95,536 and $160,729,
respectively in loans past due 90 days or more in interest or principal and still accruing interest. These are well secured and in the process of collection, or are secured by 1-4 single family residences.

At December 31, 1997, loans totaling $407,929 were classified as trouble debt restructurings.

Note 6:  Property, Premises and Equipment

Property, premises and equipment consisted of the following:

                                                            December 31
                                                    --------------------------
                                                           1997           1996
                                                    --------------------------
Land                                                   $400,000       $400,000
Building and improvements                             2,222,997      1,903,593
Furniture and equipment                               2,431,063      2,083,349
                                                    --------------------------
                                                      5,054,060      4,386,942
Less - accumulated depreciation                       2,981,349      2,630,843
                                                    --------------------------
     Total property, premises and equipment          $2,072,711     $1,756,099
                                                    --------------------------
                                                    --------------------------

Depreciation included in other expenses was $351,303, $262,424, and, $189,057 in 1997, 1996, and 1995, respectively, and are based on estimated lives of 20 years for buildings and 3 to 7 years for furniture, fixtures, and equipment.

Note 7:  Time Deposits Liabilities

At December 31, 1997 the Bank had time certificate of deposits with maturity distributions as follows:

              1998                          $16,762,417
              1999                            1,185,924
              2000                              381,063
              2001                               21,983
              2002                               57,254
              2003                              100,010
                                            -----------
                                            $18,508,651
                                            -----------
                                            -----------

Note 8:  401(k) Pension Plan

During 1994, the Bank established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25% of the employee's contribution. Employees vest immediately in their own contributions and they vest in the Bank's Contribution based on years of service. Expenses of the savings plan were $24,048, $16,651, and $12,904 for the years ended December 31, 1997, 1996, and 1995, respectively.

Note 9: Salary Continuation Plan

During 1994, the Bank established a salary continuation plan agreement with the President, Chief Financial Officer, and Chief Administrative Officer, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period not to exceed 15 years, beginning at retirement age 60. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company's liability under this Agreement were $134,673 and $92,947 at December 31, 1997 and 1996, respectively and are included in other liabilities in the Company's Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled $970,318 and $729,920 at December 31, 1997 and December 31, 1996, respectively.

Note 10: Acquisitions of Assets and Liabilities

On February 21, 1997, the Bank acquired certain assets and liabilities of the Wells Fargo Bank branch located in Cambria, California. The total assets acquired were $5,255,161, which consisted of $316,610 of leasehold
improvements and fixed assets, $4,863,150 of cash and $15,267 of loans.   In
addition the Bank also assumed $5,255,161 of deposits. The Bank paid a premium of $60,134 for the deposits. On September 2, 1994, the Bank had paid a premium of $173,102 for a branch acquisition. Both of these premiums are being amortized over a five year period. Amortization of the premiums for 1997, 1996, and 1995 were $43,641, $34,620, $34,620, respectively. The remaining unamortized premiums at December 31, 1997 and 1996 were $108,815 and $92,321, respectively.

Note 11:  Taxes on Income

The current and deferred amounts of the provision, (benefit) for income taxes were:


                                                                                              December 31,
                                                                                ---------------------------------------
                                                                                     1997           1996           1995
                                                                                ---------------------------------------
Federal
   Current                                                                       $551,554       $396,443       $448,359
   Deferred                                                                        (3,143)        (9,105)        (2,669)
                                                                                ---------------------------------------
     Total Federal Taxes                                                          548,411        387,338        445,690
                                                                                ---------------------------------------
State
   Current                                                                       $236,760       $166,433        180,700
   Deferred                                                                        (3,439)          (428)         7,308
                                                                                ---------------------------------------
     Total State Taxes                                                            233,321        166,005        188,008
                                                                                ---------------------------------------
   Total Federal and State Taxes                                                 $781,732       $553,343       $633,698
                                                                                ---------------------------------------
                                                                                ---------------------------------------
The principal items giving rise to deferred taxes were:

Use of different depreciation for tax purposes                                    $15,100         $2,300        ($1,240)
Difference in loan loss provision for tax purposes                                 32,781         37,400         38,911
Differences arising from changes in accruals                                      (35,621)       (62,400)       (68,486)
Other, net                                                                        (18,802)        13,167         35,454
                                                                                ---------------------------------------
   Total Deferred Taxes                                                           ($6,542)       ($9,533)        $4,639
                                                                                ---------------------------------------
                                                                                ---------------------------------------

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent are as follows:

                                                                                     1997           1996           1996
                                                                                 --------------------------------------
Tax provision at federal statutory tax rate                                      $694,551       $498,839       $551,570
State income taxes, net of federal income tax benefit                             146,060        109,563        124,085
Other, net                                                                        (58,879)       (55,059)       (41,957)
                                                                                 --------------------------------------
   Total Tax Provision                                                           $781,732       $553,343       $633,698
                                                                                 --------------------------------------
                                                                                 --------------------------------------
                                                                                     1997           1996           1995
                                                                                 --------------------------------------
The net deferred tax asset is determined as follows:

          Deferred tax assets arising from cumulative timing differences         $669,612       $676,154       $727,152
          Valuation Allowance *                                                  (103,000)      (103,000)      (103,000)
                                                                                 --------------------------------------
             Net deferred tax asset                                              $566,612       $573,154       $624,152
                                                                                 --------------------------------------
                                                                                 --------------------------------------

* The valuation allowance is estimated based upon amounts less than likely of future realization.
  There was no change in the valuation allowance during the year.

Note 12:  Other Borrowed Money

Other borrowed money  consisted of the following:

                                                        1997           1997           1996           1996
                                                     Current        Average        Current        Average
                                                     Balance     Balance(1)        Balance     Balance(1)
Securities sold under agreements to repurchase            $0        $40,438     $4,730,000       $486,704
Federal funds purchased                                    0        932,565              0         39,675
                                                  -------------------------------------------------------
                                                          $0       $973,003     $4,730,000       $526,379
                                                  -------------------------------------------------------
                                                  -------------------------------------------------------
The maximum outstanding balance at any month end
during the  year.                                 $3,760,000                    $4,730,000


(1) Average balances are computed using the daily balances outstanding during the year.

At December 31, 1996, the book value including accrued interest receivable on securities sold under agreements to repurchase were $4,899,438. The securities dealer that has lent the Bank the money has possession of the securities during the term of the loan.

Interest expense on federal funds purchased was $2,572, $2,360, and $5,332 and interest expense on securities sold under agreements to repurchase was $53,880, $27,434 and $65,276 for the years ended December 31, 1997, 1996, and
1995, respectively.

The Bank has a fed funds borrowing line with a correspondent bank. The credit limit available on that line is $2,500,000.

Note 13.  Stock Options Plans

At December 31, 1997, the Bank had two stock option plans, which are described below. The Bank applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs has been recognized for its stock option plans. Had compensation costs for these plans been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, the impact would not have materially affected net income.

The Company adopted the Bank's 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as non-qualified stock options under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of grant. Options granted vest at a rate of 25 percent per year for four years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 138,465 shares (after giving retroactive effect for a three-for-two stock split) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997: risk-free rates of 5.78% and dividend yields of 3.22%, expected life of five years; and volatility of 34%. No options were granted during 1996 or 1995.

     1990 Stock Option Plan

                                                       1997                          1996                           1995
                                          ----------------------------------------------------------------------------------------
                                                     Weighted Average              Weighted Average               Weighted Average
                                            Shares    Exercise Price    Shares      Exercise Price    Shares       Exercise Price
                                          ----------------------------------------------------------------------------------------
Options outstanding, beginning of year     119,447          $3.92       133,908         $3.91         138,462           $3.91

Granted                                      4,104         $10.67             0                             0

Canceled                                         0              0        (4,104)        $3.83

Exercised                                  (23,802)         $3.83       (14,461)        $3.83            (450)          $3.83
                                           -------                      -------                       -------
Options outstanding, end of year            99,749          $4.21       119,447         $3.92         133,908           $3.91
                                           -------                      -------                       -------
                                           -------                      -------                       -------
Options available for grant, end of year         3                        4,104                         4,104

Weighted average fair value of options granted during the year were $.57 per share.

The following table summarizes information about 1990 stock option plan outstanding at December 31, 1997:

                              Options Outstanding                              Options Exercisable
---------------------------------------------------------------------------------------------------------
                                  Weighted-Average
                     Number           Remaining       Weighted-Average       Number    Weighted-Average
Exercise Price     Outstanding    Contractual Life      Exercise Price    Exercisable   Exercise Price
---------------------------------------------------------------------------------------------------------
       3.83             64,895                5.09               $3.83         64,895               $3.83
   4.00 - 4.33          30,750                2.90               $4.14         30,750               $4.14
      10.67              4,104                9.52              $10.67              0
                        ------                                                 ------
                        99,749                4.60               $4.21         95,645               $3.93
                        ------                                                 ------
                        ------                                                 ------

The Company adopted the Bank's 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as non-qualified stock options under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 161,049 shares (after giving retroactive effect for a three-for-two stock split) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997: risk-free rates of 5.78%, dividend yield of 3.22%, expected life of seven years, and volatility of 34%. No options were issued for this plan prior to 1997.

     1997 Stock Option Plan

                                                         1997
                                               -------------------------
                                                        Weighted Average
                                               Shares    Exercise Price
                                               -------------------------
Options outstanding, beginning of year                0

Granted                                         139,146

Canceled                                              0

Exercised                                             0
                                                -------
Options outstanding, end of year                139,146             $10.67
                                                -------
                                                -------

Options available for grant, end of year         21,903

Weighted average fair value of options granted during the year were $1.43 per share.

          Options Outstanding and Exercisable

                               Number       Weighted-Average
         Range of            Outstanding       Remaining        Weighted-Average           Number
     Exercise Prices         at 12/31/97    Contractual Life      Exercise Price         Exercisable
     -----------------------------------------------------------------------------------------------
       $10.67-$10.67             139,146          9.53 years              $10.67                   0

Note 14 Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:


                                                       1997                          1996                          1995
                                  --------------------------------------------------------------------------------------
                                   Net Income         Shares     Net Income         Shares     Net Income         Shares
                                  --------------------------------------------------------------------------------------
Net Income as Reported             $1,261,064                      $913,831                      $988,568
Shares Outstanding at Year End                     1,036,626                     1,012,824                       998,804
Impact of Weighting Shares
  Purchased During the Year                           (8,746)                       (7,048)                         (412)
                                  --------------------------------------------------------------------------------------
         Used in Basic EPS          1,261,064      1,027,880        913,831      1,005,776        988,568        998,392
Dilutive Effect of Outstanding
   Stock Options                                      64,130                        39,605                        35,522
                                  --------------------------------------------------------------------------------------
         Used in Dilutive EPS      $1,261,064      1,092,010       $913,831      1,045,381       $988,568      1,033,914
                                  --------------------------------------------------------------------------------------
                                  --------------------------------------------------------------------------------------

Note 15.  Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the State Banking Department, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. During 1997, the Bank paid the parent $345,985 in dividends.

Note 16. Commitments and Contingencies

The Company leases land, buildings, and equipment under noncancelable operating leases expiring at various dates through 2009. The following is a schedule of future minimum lease payments based upon obligations at year end. lease payments based upon obligations at year end.

              Year Ending
              December 31,
              ------------
              1998                             $310,756
              1999                              200,142
              2000                              164,782
              2001                              154,056
              2002                               72,675
              more than 5 years                 248,018
                                               --------
              Total                            $902,411
                                               --------
                                               --------

Total expenditures charged for leases for the reporting period ended December 31, 1997, 1996, and 1995 were $309,034, $250,736, $62,989, respectively.

The Company is involved in various litigation. In the opinion of management and the Company's legal counsel, the disposition of all such litigation pending will not have a material effect on the Company's financial statements.

At December 31, 1997 and 1996, the Bank was contingently liable for letters of credit accommodation's made to its customers totaling $298,019 and $235,955, respectively. At December 31, 1997 and 1996 the Bank had undisbursed loan commitments in the amount of $20,112,680 and $12,238,199, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

Note 17.  Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Company. These loans were made and deposits were taken in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as  follows:

                                                           1997         1996
                                                       ---------------------
Balance at beginning of year                           $285,011     $510,990
Additional loans made                                   115,344      158,000
Payments received                                       (78,225)    (383,979)
                                                       ---------------------
Balance at end of year                                 $322,130     $285,011
                                                       ---------------------
                                                       ---------------------

Note 18.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that Management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum capital ratios set forth in the table below. The following table also sets forth the Bank's actual regulatory capital and ratios (dollars in thousands):


                                                                             For Capital          To be Well-Capitalized under
                                             Actual regulatory           Adequacy Purposes      Prompt Corrective action provisions
                                         --------------------------  -------------------------  -----------------------------------
                                         Capital amount      Ratio   Capital amount      Ratio       Capital amount    Ratio
                                         ------------------------------------------------------------------------------------------
As of December 31, 1997
Total Capital to Risk-Weighted Assets            $8,841      13.45%      $5,259          8.00%         $6,573         10.00%
Tier 1 Capital to Risk-Weighted Assets           $8,018      12.18%      $2,633          4.00%         $3,950          6.00%
Tier 1 Capital to Average Assets                 $8,018       8.59%      $3,732          4.00%         $4,665          5.00%

As of December 31, 1996
Total Capital to Risk-Weighted Assets            $7,761      13.94%      $4,454          8.00%         $5,568         10.00%
Tier 1 Capital to Risk-Weighted Assets           $7,064      12.67%      $2,230          4.00%         $3,345          6.00%
Tier 1 Capital to Average Assets                 $7,064       8.30%      $3,404          4.00%         $4,255          5.00%


Note 19:  Other Non-interest Income

The major items included in non-interest income were:


                                                                              December 31,
                                                                ----------------------------------------
                                                                      1997           1996           1995
                                                                ----------------------------------------
  ATM transaction fees                                          $2,433,051     $1,024,017       $978,335
  ATM  interchange income                                          808,901        882,058        779,678
  ATM sponsorship fees                                             139,628         16,109          4,155
  Bankcard merchant fees                                           697,159        363,247        591,658
  Mortgage broker fees                                             127,411         57,399              0
  Gain on sale of other real estate owned                                0              0         13,314
  Other                                                            205,097        158,278         82,430
                                                                ----------------------------------------
                                                                $4,411,247     $2,501,108     $2,449,570
                                                                ----------------------------------------
                                                                ----------------------------------------

Note 20:  Other Non-interest Expenses

The major items included in non-interest expenses were:

                                                                              December 31,
                                                                ----------------------------------------
                                                                      1997           1996           1995
                                                                ----------------------------------------
  Data processing                                                 $615,809       $481,844       $477,384
  Advertising and promotional                                      110,418        123,240         79,412
  Regulatory fees                                                   28,779        159,324        118,087
  Other professional fees and outside services                      66,850         54,376         82,358
  Legal fees and other litigation expense                          152,351        118,071        121,143
  Stationery and supplies                                          111,942         98,386         78,254
  Bankcard merchant expense                                        604,011        290,236        530,182
  Director fees                                                     96,275         88,675         94,455
  Gaming expense                                                 1,053,056              0              0
  ATM costs at retail sites                                        695,118        486,831        259,349
  Other                                                            512,963        396,580        308,967
                                                                ----------------------------------------
                                                                $4,047,572     $2,297,563     $2,149,591
                                                                ----------------------------------------
                                                                ----------------------------------------

NOTE 21: Other Real Estate Owned

As discussed in Note 1, Other Real Estate Owned is carried at the estimated fair value of the real estate. An anlysis of the transactions for the year ended December 31, 1997 were as follows:

Balance, beginning of year          $     0
Additions                            62,000
                                    -------
Balance, end of year                $62,000
                                    -------
                                    -------

There were no Other Real Estate owned transactions during 1996.

NOTE 22: Condensed Financial Information of Heritage Oaks Bancorp (Parent
Company)


                                 BALANCE SHEETS

                                                                      1997           1996
                                                               --------------------------
Cash                                                              $300,296       $314,388
Prepaid expenses                                                    89,024         57,807
Investment in Subsidiary                                         7,746,408      6,714,428
                                                               --------------------------
     TOTAL ASSETS                                               $8,135,728     $7,086,623
                                                               --------------------------
                                                               --------------------------

LIABILITIES and STOCKHOLDERS' EQUITY

Other Liabilities                                                    8,650         33,475
Stockholders' Equity:
   Common Stock                                                  4,180,486      4,089,245
   Retained earnings                                             3,946,592      2,963,903
                                                               --------------------------
      Total Stockholders' Equity                                 8,127,078      7,053,148
                                                               --------------------------
                                                                $8,135,728     $7,086,623
                                                               --------------------------
                                                               --------------------------

                              STATEMENTS OF INCOME

                                                                      1997           1996           1995
                                                                ----------------------------------------
Income
   Equity in undisbursed income of subsidiary                   $1,317,202       $950,057     $1,008,268
   Management Fee from Bank                                              0              0        100,321
                                                                ----------------------------------------
   Total income                                                  1,317,202        950,057      1,108,589
                                                                ----------------------------------------
Expense
     Salary expense                                                 32,283         31,987         22,158
     Equipment Expense                                                   0            182            424
     Other Professional Fees and Outside Services                   22,785         13,781         95,843
     Other                                                          37,887         16,141         11,745
                                                                ----------------------------------------
   Total expense                                                    92,955         62,091        130,170
                                                                ----------------------------------------
      Total Operating Income                                     1,224,247        887,966        978,419

  Tax expense of parent                                            (36,817)       (25,865)       (10,149)
                                                                ----------------------------------------
                                                                $1,261,064       $913,831       $988,568
                                                                ----------------------------------------
                                                                ----------------------------------------

NOTE 22: Condensed Financial Information of Heritage Oaks Bancorp (Parent
Company)

                                 STATEMENTS OF CASH FLOWS

                                                                               December 31,
                                                               -----------------------------------------
                                                                      1997           1996           1995
                                                               -----------------------------------------
Cash flows from operating activities:
   Net income                                                   $1,261,064       $913,831       $988,568
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       (Increase) decrease in other assets                         (31,217)       (28,434)         7,581
       Increase (decrease) in other liabilities                    (24,825)       (11,062)        43,737
       Decrease in dividends payable                                     0              0       (179,645)
       Undistributed income of subsidiary                       (1,317,202)      (950,057)    (1,008,268)
                                                               -----------------------------------------
        Net cash used in operating activities                     (112,180)       (75,722)      (148,027)

Cash flows from financing activities:
     Cash dividends declared                                      (339,138)      (213,011)             0
     Cash dividends received                                       345,985        499,016              0
     Proceeds from the exercise of options                          91,241         55,436          1,725
                                                               -----------------------------------------
         Net cash provided by financing activities                  98,088        341,441          1,725
                                                               -----------------------------------------

Net increase in cash                                               (14,092)       265,719       (146,302)
Cash at beginning of year                                          314,388         48,669        194,971
                                                               -----------------------------------------
Cash at end of year                                               $300,296       $314,388        $48,669
                                                               -----------------------------------------
                                                               -----------------------------------------

NOTE 23:  Stock Split

On September 4 , 1997 the Board of Directors approved a three-for-two stock split of its common stock. The outstanding shares and related calculations included in these financial statements reflect retroactive adjustments for this stock split.

Note 24.  Subsequent Events

On January 29, 1998, the Board of Directors declared a dividend of $.50 per share to stockholders'' of record on February 9, 1997. The dividend paid was $519,718.

On March 11, 1998, the Bank signed a non-binding letter of intent with another company to sell all of the Bank's ATM contracts. The proposed transaction is subject to negotiation and execution of a legally binding, definitive acquisition agreement within 60 days as well as to a variety of other conditions, including due diligences. If the transaction is consummated, the Bank will no longer receive the revenue or incur the expense attributable to this business but will receive a lump sum cash buy out. The pretax net earnings from this source before deduction for overhead expenses and salaries were $1,493,778, $1,419,244, and $1,498,664 for the years ended December 31, 1997, 1996, and 1995, respectively. No assurance can be given that the proposed transaction will be consummated nor can the transaction's precise financial impact upon the Bank and its results of operations currently be predicated accurately.

Note: This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Selected Quarterly Financial Data

The selected quarterly data for 1997 and 1996 is based on the unaudited financial statements of the Company as presented by Management.

                                                                                     Quarter ended
                                                             ----------------------------------------------------------
(Dollars in thousands, except per share data)                     March 31        June 30   September 30    December 31
                                                             ----------------------------------------------------------
    1997
Net interest income                                                 $1,027         $1,097         $1,114          1,235
Provision for possible loan losses                                      60             26             43             35
Non-interest income                                                    836            911          1,619          1,600
Non-interest expenses                                                1,393          1,506          2,117          2,216
                                                                     -----          -----          -----          -----
Income before provision for income taxes                               410            476            573            584
Provision for income taxes                                             156            180            222            224
                                                                     -----          -----          -----          -----
Net income                                                            $254           $296           $351           $360
                                                                     -----          -----          -----          -----
                                                                     -----          -----          -----          -----
Earnings per share:
  Basic (1)                                                          $0.25          $0.29          $0.34          $0.35
  Diluted (1)                                                         0.23           0.27           0.32           0.33
Dividends declared per share (1)                                      0.33           0.00           0.00           0.00
Total assets                                                        84,897         87,787         93,825         93,319
Total Deposits                                                      76,439         79,079         84,184         83,550
Loans, net                                                          51,193         52,802         55,088         54,697
Stockholders' equity                                                 6,980          7,408          7,717          8,127

    1996
Net interest income                                                   $822           $848           $915         $1,025
Provision for possible loan losses                                      23             22             23             22
Non-interest income                                                    725            733            703            728
Non-interest expenses                                                1,135          1,176          1,265          1,366

Income before provision for income taxes and cumulative
 effect of accounting change                                           389            383            330            365
Provision for income taxes                                             150            146            123            134
                                                                     -----          -----          -----          -----
Net income                                                            $239           $237           $207           $231
                                                                     -----          -----          -----          -----
                                                                     -----          -----          -----          -----
Earnings per share:
 Primary (1)                                                         $0.24          $0.23          $0.21          $0.23
 Fully diluted (1)                                                    0.23           0.22           0.20           0.22
Dividends declared per share (1)                                      0.21           0.00           0.00           0.00
Total assets                                                        71,203         76,508         77,353         85,122
Total Deposits                                                      63,327         66,658         69,250         71,991
Loans, net                                                          40,453         43,903         43,594         49,580
Stockholders' equity                                                 6,283          6,529          6,827          7,053

(1) Adjusted retroactively for the three-for-two stock split paid on November 5, 1997

SELECTED FINANCIAL DATA (unaudited)
(Dollars in thousands, except per share and ratio data)
All per share data have been adjusted for the three-for-two split

                                                                                    Year Ended December 31,

                                                                  1997           1996           1995           1994           1993
                                                            ----------     ----------     ----------     ----------     ----------
Results of Operations:
   Total interest income                                        $6,685         $5,591         $5,505         $4,543         $4,367
   Total interest expense                                        2,212          1,982          2,273          1,513          1,519
                                                                ------         ------         ------         ------         ------
Net Interest Income                                              4,473          3,609          3,232          3,030          2,848
Provision for possible loan losses                                 164             90             60             45             30
                                                                ------         ------         ------         ------         ------
Net interest income after provision
   for possible loan losses                                      4,309          3,519          3,172          2,985          2,818
Total non-interest income                                        4,966          2,889          2,795          2,109          1,625
Total non-interest expenses                                      7,232          4,941          4,344          3,579          3,288
                                                                ------         ------         ------         ------         ------
Income before provision for income taxes and
   cumulative effect of accounting change                        2,043          1,467          1,623          1,515          1,155
Provision for income taxes                                         782            553            634            607            467
Cumulative effect of change in accounting for
   income taxes                                                     --             --             --             --             99
                                                                ------         ------         ------         ------         ------
          NET INCOME                                            $1,261           $914           $989           $908           $787
                                                                ------         ------         ------         ------         ------
                                                                ------         ------         ------         ------         ------

Selected Financial Ratios:
   Return on average assets                                      1.41%          1.21%          1.36%          1.48%          1.41%
   Return on average equity                                     16.61%         13.76%         17.93%         22.40%         19.84%
   Average equity to average assets                              8.48%          8.76%          7.59%          6.60%          7.10%
   Dividend payout ratio (1)                                    43.48%         38.38%         21.72%         23.42%          6.90%

Earnings per share -
    Basic:
    Income before effect of accounting change  (1)               $1.23          $0.91          $0.99          $1.06          $0.85
    Effect of change in accounting for taxes (2)                    --             --             --             --          $0.12
                                                                ------         ------         ------         ------         ------
          NET INCOME                                             $1.23          $0.91          $0.99          $1.06          $0.97
                                                                ------         ------         ------         ------         ------
                                                                ------         ------         ------         ------         ------
   Diluted:
    Income before effect of accounting change (2)                $1.15          $0.87          $0.96          $1.05          $0.71
    Effect of change in accounting for taxes (2)                    --             --             --             --          $0.10
                                                                ------         ------         ------         ------         ------
          NET INCOME                                             $1.15          $0.87          $0.96          $1.05          $0.81
                                                                ------         ------         ------         ------         ------
                                                                ------         ------         ------         ------         ------
Dividends declared per share                                     $0.50          $0.50          $0.32          $0.37          $0.10

Weighted average common and common
   equivalent shares outstanding:
     Basic                                                   1,027,880      1,005,776        998,519        859,479        812,787
     Diluted                                                 1,092,010      1,045,381      1,033,914        860,511      1,014,871

Total Assets                                                   $93,319        $72,345        $72,345        $73,237        $55,247

(1) The 1997 dividend of $.50 was declared on January 29, 1998. The 1996 dividend of $.33 was declared on February 23, 1997.

(2) Adjusted retroactively for the three-for-two stock split paid on November 5, 1997

                                    SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP


By: /s/ Lawrence P. Ward
   -----------------------------------------------------
    LAWRENCE P. WARD
    President and Chief Executive officer


Dated: March 25, 1998

By: /s/ Robert E. Bloch
   -----------------------------------------------------
    ROBERT E. BLOCH
    Executive Vice President and Chief Financial Officer


Dated: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                          Dated:
/s/ B. R. Bryant                    Chairman of the               March 25, 1998
--------------------------------    Board of
B. R. BRYANT                        Directors


/s/ Donald H. Campbell              Vice Chairman                 March 25, 1998
--------------------------------    of the Board
DONALD H. CAMPBELL                  of Directors


/s/ Elizabeth A. Cousins            Director                      March 25, 1998
--------------------------------
ELIZABETH A. COUSINS


                                    Director                      March   , 1998
--------------------------------
DOLORES T. LACEY


/s/ Merle F. Miller                 Director                      March 25, 1998
--------------------------------
MERLE F. MILLER


/s/ John Palla                      Director                      March 25, 1998
--------------------------------
JOHN PALLA


/s/ J. Russell Roy                  Director                      March 25, 1998
--------------------------------
J. RUSSELL ROY


/s/ Ole K. Viborg                   Director                      March 25, 1998
--------------------------------
OLE K. VIBORG


/s/ Lawrence P. Ward                Director                      March 25, 1998
--------------------------------
LAWRENCE P. WARD
