Form 10QSB
period 1998-03-31
HERITAGE OAKS BANCORP
filed 1998-05-11
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ---------
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

AGGREGATE MARKET VALUE OF COMMON STOCK OF HERITAGE OAKS BANCORP AT APRIL 8, 1998: $16,630,960.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

NO PAR VALUE COMMON STOCK - 1,039,435 SHARES OUTSTANDING AT APRIL, 1998

                                HERITAGE OAKS BANCORP
                             CONSOLIDATED BALANCE SHEETS


                                                                                 03/31/98      12/31/97         03/31/97
ASSETS                                                                          (unaudited)      (1)          (unaudited)
                                                                               -----------------------------------------
Cash and due from banks                                                        $11,455,661    $12,491,388    $11,732,219
Federal funds sold                                                               1,000,000        500,000       $600,000

                                                                               -----------------------------------------
   Total cash and cash equivalents                                              12,455,661     12,991,388     12,332,219
                                                                               -----------------------------------------
Interest bearing deposits other banks                                              264,790        610,119             $0

Securities Available for sale                                                    7,966,912      8,303,218      4,817,020
Securities held to maturity (see note 2)                                        11,284,127     11,590,592     11,748,647

Loans, net ( see note 3)                                                        60,505,401     54,697,484     51,193,110

Property, premises and equipment, net                                            2,051,843      2,072,711      2,047,327
Other real estate owned                                                             62,000         62,000              0
Cash surrender value life insurance                                                982,411        970,318        739,344
Other assets                                                                     1,872,154      2,021,592      2,019,045
                                                                               -----------------------------------------
     TOTAL ASSETS                                                              $97,445,299    $93,319,422    $84,896,712
                                                                               -----------------------------------------
                                                                               -----------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing                                                   $19,681,189    $18,407,169    $14,212,016
Savings, NOW, and money market deposits                                         46,535,861     46,633,837     37,584,997
Time deposits of $100,000 or more                                                3,487,441        970,300      3,357,076
Time deposits under $100,000                                                    17,227,176     17,538,351     21,285,135
                                                                               -----------------------------------------
    Total deposits                                                              86,931,667     83,549,657     76,439,224

Other borrowed money                                                             1,010,000              0              0
Other liabilities                                                                1,516,773      1,642,687      1,477,507
                                                                               -----------------------------------------
   Total liabilities                                                            89,458,440     85,192,344     77,916,731

Stockholders' equity
 Common stock, no par value;
 20,000,000 shares authorized; issued and outstanding 1,039,435;  1,036,626 and
1,014,876 for March 31, 1998, December 31, 1997, and March 31, 1997,
 respectively                                                                    4,191,245      4,180,486      4,097,111
Valuation allowance on securities available for sale                              (340,999)      (381,329)      (439,188)
Retained earnings                                                                4,136,613      4,327,921      3,322,058
                                                                               -----------------------------------------
    Total stockholders' equity                                                   7,986,859      8,127,078      6,979,981
                                                                               -----------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $97,445,299    $93,319,422    $84,896,712
                                                                               -----------------------------------------
                                                                               -----------------------------------------

(1) These numbers have been derived from the audited financial statements.

    See notes to condensed financial statements.

                             HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME
                     For the three months ended March 31,



                                                                       1998           1997
Interest Income:                                                 (unaudited)    (unaudited)
                                                                 --------------------------
Interest and fees on loans                                       $1,460,504     $1,283,894
Investment securities                                               281,793        225,015
Federal funds sold and commercial paper                              18,234         23,470
Time certificates of deposit                                          6,614          1,313
                                                                 --------------------------
   Total interest income                                          1,767,145      1,533,692

Interest Expense:

   Now accounts                                                     170,355         94,655
   MMDA accounts                                                     53,556         39,367
   Savings accounts                                                  64,188         55,680
   Time deposits of $100,000 or more                                 24,102         40,641
   Other time deposits                                              211,366        241,458
   Other borrowed funds                                              23,304         35,509
                                                                 --------------------------
   Total interest expense                                           546,871        507,310

Net Interest Income Before Provision for Possible Loan Losses     1,220,274      1,026,382
Provision for loan losses                                            21,000         60,000
                                                                 --------------------------
   Net interest income after provision for loan losses            1,199,274        966,382

Non-interest Income:
Service charges on deposit accounts                                 146,904        114,313
Investment securities gains, net                                     (1,841)        (8,594)
Other income                                                      1,436,304        730,713
                                                                 --------------------------
   Total Non-interst Income                                       1,581,367        836,432

Non-interest  Expense:
Salaries and employee benefits                                      683,683        583,263
Occupancy and equipment                                             270,068        218,193
Other expenses                                                    1,307,432        591,140
                                                                 --------------------------
   Total Noninterest Expenses                                     2,261,183      1,392,596
                                                                 --------------------------
   Income before provision for income taxes                         519,458        410,218
   Provision for applicable income taxes                            191,050        156,567
                                                                 --------------------------
         Net Income                                                $328,408       $253,651
                                                                 --------------------------

   Earnings per share:  (see note 4) :
     Basic                                                            $0.32          $0.24
     Diluted                                                          $0.30          $0.23



               See notes to condensed financial statements


                                HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Periods ended March 31, 1998 and 1997



                                                                      1998            1997
                                                                (unaudited)     (unaudited)
                                                                ---------------------------
Cash flows from operating activities:
   (dollars in thousands)
  Net Income                                                       $328,408       $253,850
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                 95,575         75,972
       Provision for possible loan loss                              21,000         60,000
       Increase (decrease) in deferred loan fees                    116,801        121,324
       Net gain on sales of investment securities                     1,841          8,594
       Amortization of premiums (Discount accretion)
         on investment securities, net                              (25,691)       (14,547)
       Loss on sale of other real estate owned                            0              0
       Gain on sale of property, premises, and equipment             (4,000)          (737)
       Decrease (increase) in other assets                          120,644       (137,315)
       Increase (decrease) in other liabilities                    (125,913)       129,635
                                                                ---------------------------
         Net cash provided by operating activities                  528,665        496,776


Cash flows from investing activities:
   Purchase of investment securities                             (3,101,085)    (1,210,699)
   Proceeds from sales, principal reductions, and
     maturities from investment securities                        3,844,830      1,053,688
  Increase in time deposits with other banks                        345,329        100,000
   Net additions to real estate acquired in settlement of loans           0              0
    Purchase of insurance policies                                  (12,093)        (9,424)
   Increase in loans, net                                        (5,945,718)    (1,794,581)
   Purchase of property, premises and equipment, net                (78,707)      (367,200)
                                                                ---------------------------
         Net cash provided by investing activities               (4,947,444)    (2,228,216)


Cash flows from financing activities:
   Increase (decrease) in deposits, net                           3,382,009      4,447,927
   Net increase in other borrowings                               1,010,000     (4,730,000)
   Proceeds from exercise of stock options                           10,759          7,866
   Cash Dividends Paid                                             (519,716)      (337,787)
                                                                ---------------------------
         Net cash provided by (used in) financing activities      3,883,052       (611,994)
                                                                ---------------------------

Net increase (decrease) in cash and cash equivalents               (535,727)    (2,343,434)
Cash and cash equivalents at beginning of year                   12,991,388     14,675,653
                                                                ---------------------------
Cash and cash equivalents at end of period                      $12,455,661    $12,332,219
                                                                ---------------------------

See notes to condensed financial statements

                             HERITAGE OAKS BANCORP
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 March 31, 1998
                                   (unaudited)

(Dollars in thousands)                                                Evaluation                   Total
                                                Shares          Common   Reserve FASB     Retained    Stockholders'
                                             outstanding        Stock        #115         Earnings       Equity
                                            -----------      ---------   ------------       --------  -------------
Balances, December 31, 1997                   1,036,626     $4,180,486      ($381,329)    $4,327,921     $8,127,078

  FASB 115 adjustment                               ---            ---         40,330            ---         40,330

  Exercise of stock options                       2,809         10,759            ---            ---         10,759

  Cash dividends paid - $.50 per share              ---            ---            ---       (519,716)      (519,716)


  Net income through March 31, 1998                 ---            ---            ---        328,408        328,408
                                            -----------      ---------   ------------       --------  -------------
Balances, March 31, 1998                      1,039,435     $4,191,245      ($340,999)    $4,136,613     $7,986,859
                                            -----------      ---------   ------------       --------  -------------
                                            -----------      ---------   ------------       --------  -------------

See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at March 31, 1998, December 31, 1997, and March 31, 1997 and the results of operations and cash flows for the nine months ended March 30, 1998 and 1997.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to shareholders. The results for the nine months ended March 31, 1998 may not necessarily be indicative of the operating results for the full year.


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

The amortized cost and fair values of investment securities available for sale at March 31, 1998 and December 31, 1997 were:


                                                                              Gross         Gross
                                                           Amortized       Unrealized     Unrealized        Fair
     March 31, 1998                                           Cost            Gains         Losses          Value
U.S. Treasury securities                                    $1,000,121             $0        ($3,871)      $996,250
Obligations of U.S. government agencies and corporations     2,241,070          3,200         (4,474)     2,239,796
Mortgage-backed securities                                   5,022,613          5,254       (300,801)     4,727,066
Other securities                                                 3,800              0              0          3,800
                                                           --------------------------------------------------------
     TOTAL                                                  $8,267,604         $8,454      ($309,146)    $7,966,912
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

                                                                              Gross         Gross
                                                           Amortized       Unrealized     Unrealized        Fair
     December 31, 1997                                        Cost            Gains         Losses          Value

U.S. Treasury securities                                    $1,000,269             $0        ($6,519)      $993,750
Obligations of U.S. government agencies and corporations     2,500,000          3,888        (11,573)     2,492,315
Mortgage-backed securities                                   5,167,677          3,442       (355,966)     4,815,153
Obligations of State and political subdivisions                  2,000              0              0          2,000
                                                           --------------------------------------------------------
     TOTAL                                                  $8,669,946         $7,330      ($374,058)    $8,303,218
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

The amortized cost and fair values of investment securities held to maturity at March 31, 1998 and December 31, 1997 were:

                                                                                   Gross          Gross
     March 31, 1998                                               Amortized     Unrealized     Unrealized         Fair
                                                                     Cost          Gains         Losses          Value
U.S. Treasury securities                                           $100,458             $0        ($4,458)       $96,000
Obligations of U.S. government agencies and corporations          2,075,505         10,393         (4,698)     2,081,200
Mortgage-backed securities                                        4,860,569        229,710         (8,124)     5,082,155
Obligations of State and political subdivisions                   4,247,595         10,631         (2,620)     4,255,606
                                                                --------------------------------------------------------
     TOTAL                                                      $11,284,127       $250,734       ($19,900)   $11,514,961
                                                                --------------------------------------------------------


                                                                                  Gross          Gross
                                                                  Amortized     Unrealized     Unrealized           Fair
December 31, 1997                                                    Cost         Gains          Losses            Value

U.S. Treasury securities                                            $99,209             $0          ($209)        99,000
Obligations of U.S. government agencies and corporations          3,051,500        236,577         (8,273)     3,279,804
Mortgage-backed securities                                        4,980,125         16,086         (3,182)     4,993,029
Obligations of State and political subdivisions                   3,459,758         10,898         (3,328)     3,467,328
                                                                --------------------------------------------------------
     TOTAL                                                      $11,590,592       $263,561       ($14,992)   $11,839,161
                                                                --------------------------------------------------------

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                                  March 31,   December 31,
                                                                    1998         1997
Commercial, financial, and agricultural                         $29,564,994    $25,325,584
Real estate-construction                                          6,514,337      6,953,512
Real estate-mortgage                                             21,501,722     19,143,755
Installment loans to individuals                                  4,003,835      4,296,204
All other loans (including overdrafts)                               96,657        152,606
                                                                --------------------------
                                                                 61,681,545     55,871,661

Less - deferred loan fees                                          (244,351)      (243,893)
Less - reserve for possible loan losses                            (931,793)      (930,284)
                                                                --------------------------
     Total loans                                                 60,505,401     54,697,484
                                                                --------------------------

Concentration of Credit Risk

At March 31, 1998, approximately $28,016,059 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $952,590 and $864,488 at March 31, 1998 and December 31, 1997, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $22,600, $94,762, for the period ended March 31, 1997 and December 31, 1997, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                                   March 31,     December 31,
                                                                      1998           1997
Balance at beginning of year                                       $930,284       $771,925
Additions charged to operating expense                               21,000        164,000
Loans charged off                                                   (26,100)       (48,849)
Recoveries of loans previously charged off                            6,609         43,208
                                                                   ---------      ---------
     Balance at end of year                                        $931,793       $930,284
                                                                   ---------      ---------
                                                                   ---------      ---------

At March 31, 1998, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $298,019 and undisbursed loan commitments in the amount of $18,293,751. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

Management believes that the allowance for credit losses at March 31, 1998 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.


Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for March 31, 1998 was 1,040,840 and 1,107,356, respectively. The total number of shares used for calculating basic and diluted for March 31, 1997 was 1,013,941 and 1,080,358, respectively. Earnings per share for 1997 have been adjusted retroactively for the three-for-two stock split which occurred on November 5, 1997.

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

SUMMARY OF FINANCIAL RESULTS

As of March 31, 1998, total consolidated assets of Heritage Oaks Bancorp were $97,445,299 compared to $84,896,712 as of March 31, 1997. Total consolidated assets at December 31, 1997 were $93,319,422. The 14.8% increase in total assets from March 31, 1997 to March 31, 1998 was attributable to the growth of the new branches the Bank had opened during 1996 and the February 22, 1997, acquisition of Wells Fargo Bank's branch located in Cambria, California.

Total cash at March 31, 1998 was $12,868,700. The large cash balance reflects the cash needed to fund the Bank's automatic teller machine ("ATM") network. As of March 31, 1998, the Bank was operating approximately 61 ATMs.

Total net loans at March 31, 1998 were $60,505,401 which was up $5,807,917 from the $54,697,484 at December 31, 1997. Management intends to aggressively increase the level of loans outstanding. The total net loans outstanding are up $9,312,291 from March 31, 1997. This increase from a year ago is as a result of the expansion in the number of branches and the reputation our Bank has established in our market area.

Securities available for sale are carried at market value which was $7,966,912 at March 31, 1998 compared to $8,303,218 at December 31, 1997. Securities held to maturity are carried at their amortized cost of $11,284,127 at March 31, 1998 compared to $11,590,592 at December 31, 1997.

Federal funds sold were $1,000,000 at March 31, 1998 and $600,000 at December 31, 1997.

Total deposits were $86,931,667 at March 31, 1998 as compared to $83,549,657 in deposits at December 31, 1997. The increase in total deposits is primarily attributable to a $2,000,000 deposit from one of the local municipalities in our market area.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $83,444,226 represented 96.0% of total deposits at March 31, 1998. The Company does not purchase funds through deposit brokers.

Other borrowed money was $1,010,000 at March 31, 1998. At December 31, 1997, total other borrowings was $0.


RESULTS OF OPERATIONS

The Company reported net income for the nine months ended March 31, 1998 of $328,408 or $.30 per share compared to $253,651 or $.23 per share. All earnings per share amounts have been adjusted retroactively for a three-for two stock split issued on November 5, 1997. The following discussion highlights changes in certain items in the consolidated statements of income.

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

Net interest income for the three months ended March 31, 1998 was $1,220,274. This represents an improvement of $193,892 or 18.9% more than the $1,026,382 for the comparable period in 1997. As a percentage of average earning assets, net interest margin for the first three months of 1998 increased to 6.15% from 5.96% in the same period one year earlier. The increase in net interest margin is primarily due to an $10,602,000 increase in average interest earning assets and an increase of only $5,723,000 in interest bearing liabilities.

                 AVERAGE BALANCE SHEET INFORMATION MARCH 31,

            (dollars in thousands)                        1998                                         1997
                                           Average     Avg. Yield         Amount        Average     Avg. Yield       Amount
                                           Balance     Rate Paid         Interest       Balance      Rate Paid      Interest
                                          ---------    ----------        --------       -------     ----------      --------
Interest Earning Assets:
  Time deposits with other banks             $504          5.63%             $7            $94          5.64%            $1
  Investment securities taxable            15,790          6.11%            238         13,645          5.67%           191
  Investment securities non-taxable         3,734          4.67%             43          2,754          5.06%            34
  Federal funds sold                        1,144          6.38%             18          1,763          5.40%            23
  Loans (1)(2)                             58,235         10.17%          1,461         50,549         10.30%         1,284
                                          -------                    -------------------------                  ------------
   Total interest earning assets           79,407          9.02%          1,767         68,805          9.04%         1,533
                                          -------                    -------------------------                  ------------
Allowance for possible loan losses           (830)                                        (798)
Non-earning assets:
  Cash and due from banks                  11,042                                       10,732
  Property, premises and equipment          1,945                                        1,781
  Other assets                              2,778                                        3,193
                                          -------                                      -------
TOTAL ASSETS                              $94,342                                      $83,713
                                          -------                                      -------
                                          -------                                      -------
Interest-bearing liabilities
  Savings/NOW/money market                $46,326          2.52%           $288        $35,837          2.15%            190
  Time deposits                            19,206          4.96%            235         23,255          4.92%            282
  Other borrowings                          1,727          5.40%             23          2,444          5.81%             35
                                          -------                    -------------------------                  ------------
   Total interest-bearing
     liabilities                           67,259          3.29%            546         61,536          3.34%            507
                                          -------                    -------------------------                  ------------
Non-interest bearing liabilities
  Demand deposits                          18,262                                       13,501
  Other liabilities                         1,436                                        1,660
                                          -------                                      -------
   Total liabilities                       86,957                                       76,697
                                          -------                                      -------
Stockholder's equity
  Common stock                              4,135                                        4,093
  Retained earnings                         3,687                                        3,364
  Valuation Allowance Investments            (437)                                        (441)
                                          -------                                      -------
   Total stockholders' equity               7,385                                        7,016
                                          -------                                      -------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $94,342                                      $83,713
                                          -------                                      -------
                                          -------                                      -------
Net interest income                                                      $1,221                                       $1,026
                                                                       --------                                     --------
                                                                       --------                                     --------

Net interest margin (3)                                     6.15%                                       5.96%

(1)  Nonaccrual loans have been included in total loans.
(2) Loan fees of $68,600 and $55,000 for 1998 and 1997, respectively have been included in the interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note:  Average balances have been computed using daily balances.

This improvement was as a result of the bank's marketing efforts to attract non-interest bearing demand deposit accounts. The average balance of demand deposits at March 31, 1998 has grown $4,761,000 from the previous year.

Average interest earning assets were $79,407,000 for March 31, 1998 compared to $68,805,000 for March 31, 1997. Average interest-bearing liabilities increased to $67,259,000 at March 31, 1998 from $61,536,000 at March 31, 1997.Average interest rates on interest-bearing liabilities dropped from 3.34% for the first three months of 1997 to 3.29% for the first three months of 1998.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 1998 and 1997.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the three months ended March 31, 1998 was $1,581,367 compared to $836,432 for the comparable period in 1997. Service charge income increased from $114,313 during the first three months of 1997 to $146,904 for the three months ended March 31, 1998. The increase in service charges is a direct result of the bank's growth in deposit accounts. ATM transaction fees and interchange income were $1,089,685 during the three months ended March 31, 1998 compared to $726,515 during the same period for 1996. The Bank receives income for each transaction. Approximately, half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and could reduce future income from these machines. The increase in ATM revenue for the current year reflects the acquisition by the Bank of the two operating entities that had previously shared in the income. In the Company's annual report Form 10 K SB, it was reported that the Company had signed a non-binding letter of intent to sell the Bank's ATM contracts. By mutual agreement, those talks have been terminated. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the three months ended March 31, 1998 was $33,773 compared to $19,285 for the same period during 1997. It is anticipated that this source of revenue will increase in the future. Income from bankcard merchant fees increased to $190,399 for the three months ended March 31, 1998 compared to $201,457 for the same period during 1997.

Other Expense

During May 1997, the Bank acquired a new branch in Cambria on February 22, 1997. The bank also establish a mortgage banking subsidiary that originates and sells them in the secondary market. The Bank receives a fee for each loan processed. Other expenses have grown as a result of the additional branch and department. Salaries and employee benefits expense were $683,683 and $583,263 for March 31, 1998 and 1997, respectively. Full time equivalent employees were 64 at March 31, 1998 compared to 58 at March 31, 1997.

Occupancy and equipment costs grew to $270,068 for the three months ended March 31, 1998 from $218,193 for the comparable period of 1997. The Bank had one more branch and department at March 31, 1998 compared to March 31, 1997. The Bank is continuing to upgrade its equipment and services. The Bank is actively working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems.

Non-interest expense increased to $2,261,183 for the three months ended March 31, 1998 compared to $1,392,596 for the three months ended March 31, 1997. The increase in other expenses reflected increases associated with the growth of the new branch and increased expenses related to the operation of the Bank's ATM networks and an increase in the bankcard expenses. Since the Bank acquired the interest of the two entities that shared in the revenue and expense from the ATM network the Bank's portion of the expense has increased this year. The ATM were $547,014 for the three months ended March 31, 1998 compared to $132,372 for the same period during 1997.

LOCAL ECONOMY

The California economy is expected to continue growing at a modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. The Bank's branch locations have been located to take advantage of this growing economy. During the fourth quarter the Bank relocated one of its branches in San Luis Obispo. The branch was situated in a shopping center in Laguna Plaza. The new location will be on Madonna Road. The new location provides the Bank greater viability. The new location also has the only drive-up ATM in the city. There is a local ordnance in San Luis Obispo prohibiting new drive-up facilities. The new location had a provision grand fathering this location from the ordinance. Unless the city changes this ordinance, our Bank will be the only financial association to offer this service. The bank also installed a drive-up ATM at our head office in Paso Robles. The Bank has received regulatory approval to open a new branch in Atascadero, California. The branch is anticipated to open by the end of the third quarter.

Capital

The Company's total stockholders equity was $7,986,859 as of March 31, 1998 compared to $8,127,078 as of December 31, 1997. The decrease in capital was from net income of $328,408 and a $40,330 improvement in the valuation allowance for investments. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as Available for Sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity. These increases in capital was offset by a $.50 per share dividend that was paid during February. The total dividend paid was $519,717.

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

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank.
Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at March 31, 1998. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)

                              Well-Capitalized        Heritage
                             Regulator Standard       Oaks Bank
Leverage Ratio                       5.00%               7.92%

Tier One Risk Based Capital Ratio    6.00%              10.79%

Total Risk Based Capital Ratio      10.00%              12.05%

It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $3,500,000 and additional can borrow money through repurchase agreements with two brokerage firms. The bank is also negotiating a $5,000,000 borrowing line with Federal Home Loan Bank of San Francisco.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At March 31, 1998, the ratio of liquid assets to deposits and other liabilities was 22.27%. The ratio of gross loans to deposits, another key liquidity ratio, was 72.65% at March 31, 1998.


INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended March 31, 1998 has not been significant to the Bank's financial position or result of operations.


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

DATE: May 6, 1998




                                    S/ Lawrence P. Ward
                                    -------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer




                                    S/ Robert E. Bloch
                                    -------------------
                                    Robert E. Bloch
                                    Chief Financial Officer
                                    Executive Vice President