Form 10QSB
period 1998-06-30
HERITAGE OAKS BANCORP
filed 1998-08-14
CIK 921547

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

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

Aggregate market value of Common Stock of Heritage Oaks Bancorp at August 11, 1998: $17,184,651.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,041,494 shares outstanding at August 11, 1998

                             HERITAGE OAKS BANCORP
                          CONSOLIDATED BALANCE SHEETS

                                                                                 06/30/98      12/31/97      06/30/97
                                                                                (unaudited)          (1)   (unaudited)
                                                                                -----------    ---------   -----------
ASSETS

Cash and due from banks                                                        $ 12,373,154   $12,491,388   $11,323,151
Federal funds sold                                                                3,600,000       500,000     2,000,000
                                                                               ------------   -----------   -----------
   Total cash and cash equivalents                                               15,973,154    12,991,388    13,323,151
                                                                               ------------   -----------   -----------
Interest bearing deposits other banks                                               266,676       610,119             0

Securities-Available- for-sale                                                    6,959,303     8,303,218     5,428,454
Securities-held-to-maturity (see note 2)                                         14,246,863    11,590,592    11,396,321

Loans, net ( see note 3)                                                         63,537,583    54,697,484    52,802,455

Property, premises and equipment, net                                             2,046,780     2,072,711     2,018,626
Other real estate owned                                                              62,000        62,000             0
Cash surrender value life insurance                                                 994,776       970,318       748,965
Other assets                                                                      2,023,327     2,021,592     2,069,315
                                                                               ------------   -----------   -----------
     TOTAL ASSETS                                                              $106,110,462   $93,319,422   $87,787,287
                                                                               ------------   -----------   -----------
                                                                               ------------   -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing                                                    $20,546,009   $18,407,169   $15,430,907
Savings, NOW, and money market deposits                                          47,540,359    46,633,837    40,525,743
Time deposits of $100,000 or more                                                 4,271,250       970,300     2,255,456
Time deposits under $100,000                                                     23,963,550    17,538,351    20,866,740
                                                                               ------------   -----------   -----------
    Total deposits                                                               96,321,168    83,549,657    79,078,846

Other borrowed money                                                                      0             0             0
Other liabilities                                                                 1,452,372     1,642,687     1,300,497
                                                                               ------------   -----------   -----------
   Total liabilities                                                             97,773,540    85,192,344    80,379,343

Stockholders' equity
 Common stock, no par value;
 20,000,000 shares authorized; issued and outstanding 1,041,494;  1,036,626 and
1,014,876 for June 30, 1998, December 31, 1997, and June 30, 1997,
 respectively                                                                     4,199,130     4,180,486     4,168,986
Valuation allowance on securities available for sale                               (331,778)     (381,329)     (379,143)
Retained earnings                                                                 4,469,570     4,327,921     3,618,101
                                                                               ------------   -----------   -----------
    Total stockholders' equity                                                    8,336,922     8,127,078     7,407,944
                                                                               ------------   -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $106,110,462   $93,319,422   $87,787,287
                                                                               ------------   -----------   -----------
                                                                               ------------   -----------   -----------

(1)  These numbers have been derived from the audited financial statements.

                  See notes to condensed financial statements.

                                HERITAGE OAKS BANCORP
                          CONSOLIDATED STATEMENTS OF INCOME
                         For the three months ended June 30,

                                                                                      1998          1997
                                                                                 (unaudited)   (unaudited)
                                                                                 -----------   -----------
Interest Income:

Interest and fees on loans                                                       $1,554,310    $1,399,603
Investment securities                                                               283,531       231,049
Federal funds sold and commercial paper                                              42,173        30,726
Time certificates of deposit                                                          3,407             0
                                                                                 -----------   -----------
   Total interest income                                                          1,883,421     1,661,378

Interest Expense:

   Now accounts                                                                     203,460       133,519
   MMDA accounts                                                                     25,365        44,749
   Savings accounts                                                                  65,896        59,982
   Time deposits of $100,000 or more                                                 65,628        42,766
   Other time deposits                                                              240,237       262,842
   Other borrowed funds                                                              27,744        20,903
                                                                                 -----------   -----------
   Total interest expense                                                           628,330       564,761

Net Interest Income Before Provision for Possible Loan Losses                     1,255,091     1,096,617
Provision for loan losses                                                            25,000        26,000
                                                                                 -----------   -----------
   Net interest income after provision for loan losses                            1,230,091     1,070,617

Non-interest Income:
Service charges on deposit accounts                                                 181,729       133,410
Investment securities gains (losses), net                                            10,429             0
Other income                                                                      1,451,640       777,588
                                                                                 -----------   -----------
   Total Non-interst Income                                                       1,643,798       910,998

Non-interest  Expense:
Salaries and employee benefits                                                      719,019       614,374
Occupancy and equipment                                                             259,959       241,671
Other expenses                                                                    1,381,777       649,781
                                                                                 -----------   -----------
   Total Noninterest Expenses                                                     2,360,755     1,505,826
                                                                                 -----------   -----------
   Income before provision for income taxes                                         513,134       475,789
   Provision for applicable income taxes                                            180,176       179,746
                                                                                 -----------   -----------
         Net Income                                                                $332,958      $296,043
                                                                                 -----------   -----------
                                                                                 -----------   -----------
   Earnings per share:
     Basic                                                                            $0.32         $0.24
     Diluted (see note 4)                                                             $0.30         $0.23

               See notes to condensed financial statements

                            HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME
                      For the six months ended June 30,

                                                                                   1998          1997
                                                                                (unaudited)   (unaudited)
                                                                                -----------   -----------
Interest Income:

Interest and fees on loans                                                       $3,014,814    $2,683,496
Investment securities                                                               565,324       456,064
Federal funds sold and commercial paper                                              60,407        54,196
Interest bearing deposits other banks                                                10,021         1,313
                                                                                 ----------    ----------
   Total interest income                                                          3,650,566     3,195,069

Interest Expense:

   Now accounts                                                                     373,815       228,174
   MMDA accounts                                                                     78,921        84,116
   Savings accounts                                                                 130,084       115,662
   Time deposits of $100,000 or more                                                 89,730        83,407
   Other time deposits                                                              451,603       504,300
   Other borrowed funds                                                              51,048        56,212
                                                                                 ----------    ----------
   Total interest expense                                                         1,175,201     1,071,871

Net Interest Income Before Provision for Possible Loan Losses                     2,475,365     2,123,198
Provision for loan losses                                                            46,000        86,000
                                                                                 ----------    ----------
   Net interest income after provision for loan losses                            2,429,365     2,037,198

Non-interest Income:
Service charges on deposit accounts                                                 328,633       247,723
Investment securities gains, net                                                      8,588        (8,594)
Other income                                                                      2,887,944     1,508,301
                                                                                 ----------    ----------
   Total Non-interst Income                                                       3,225,165     1,747,430

Non-interest  Expense:
Salaries and employee benefits                                                    1,402,702     1,197,637
Occupancy and equipment                                                             530,027       459,864
Other expenses                                                                    2,689,209     1,240,921
                                                                                 ----------    ----------
   Total Noninterest Expenses                                                     4,621,938     2,898,422
                                                                                 ----------    ----------
   Income before provision for income taxes                                       1,032,592       886,206
   Provision for applicable income taxes                                            371,226       336,313
                                                                                 ----------    ----------
         Net Income                                                              $  661,366    $  549,893
                                                                                 ----------    ----------
                                                                                 ----------    ----------

   Earnings per share:  (see note 4) :
     Basic                                                                       $     0.63    $     0.54
     Diluted                                                                     $     0.60    $     0.50

                   See notes to condensed financial statements

                            HERITAGE OAKS BANCORP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Periods ended June 30, 1998 and 1997

                                                                        1998          1997
                                                                    (unaudited)   (unaudited)
                                                                    -----------   -----------
Cash flows from operating activities:
   (dollars in thousands
  Net Income                                                         $661,366      $549,893
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                  196,596       162,563
       Provision for possible loan loss                                46,000        86,000
       Increase (decrease) in deferred loan fees                      136,870       124,741
       Net gain on sales of investment securities                      (8,588)        8,594
       Amortization of premiums (Discount accretion)
         on investment securities, net                                (53,893)      (27,611)
       Loss on sale of other real estate owned                              0             0
       Gain on sale of property, premises, and equipment               (8,093)       (1,044)
       Decrease (increase) in other assets                            (37,113)     (275,153)
       Increase (decrease) in other liabilities                      (190,315)      (47,374)
                                                                 -------------   ------------
         Net cash provided by operating activities                    742,830       580,609


Cash flows from investing activities:
   Purchase of investment securities                               (9,414,447)   (2,039,752)
   Proceeds from sales, princ reductions and maturities
     from investment securities                                     8,265,688     1,856,492
  Increase in time deposits with other banks                          343,443       100,000
   Net additions to real estate acquired in settlement of loans             0             0
   Purchase of insurance policies                                     (24,458)      (19,045)
   Increase in loans, net                                          (9,022,969)   (3,433,343)
   Purchase of property, premises and equipment, net                 (178,758)     (425,090)
                                                                 -------------  ------------
         Net cash provided by investing activities                (10,031,501)   (3,960,738)


Cash flows from financing activities:
   Increase (decrease) in deposits, net                            12,771,510     7,087,548
   Net increase in other borrowings                                         0    (4,730,000)
   Proceeds from exercise of stock options                             18,644         7,866
   Cash Dividends Paid                                               (519,717)     (337,787)
                                                                 -------------  ------------
         Net cash provided by (used in) financing activities       12,270,437     2,027,627
                                                                 -------------  ------------
Net increase (decrease) in cash and cash equivalents                2,981,766    (1,352,502)
Cash and cash equivalents at beginning of year                     12,991,388    14,675,653
                                                                 -------------  ------------
Cash and cash equivalents at end of period                        $15,973,154   $13,323,151
                                                                 -------------  ------------
                                                                 -------------  ------------

See notes to condensed financial statements

                            HERITAGE OAKS BANCORP
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                June 30, 1998
                                 (unaudited)


(Dollars in thousands)                                                       Valuation                           Total
                                               Shares         Common        Allowance for      Retained       Stockholders'
                                            outstanding       Stock          Investments       Earnings          Equity
                                            -----------      ---------      -------------      ---------      -------------
Balances, December 31, 1997                  1,036,626      $4,180,486        ($381,329)       $4,327,921       $8,127,078

  Change in unrealized loss on
       Investment securities                       --              --            49,551               --            49,551

  Exercise of stock options                      4,868          18,644              --                --            18,644

  Cash dividends paid - $.50 per share             --              --               --           (519,717)        (519,717)

  Net income through June 30, 1998                 --              --               --            661,366          661,366
                                             ---------      ----------        ---------        ----------       ----------
Balances, June 30, 1998                      1,041,494      $4,199,130        ($331,778)       $4,469,570       $8,336,922
                                             ---------      ----------        ---------        ----------       ----------
                                             ---------      ----------        ---------        ----------       ----------

See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at June 30, 1998, December 31, 1997, and June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to shareholders. The results for the six months ended June 30, 1998 may not necessarily be indicative of the operating results for the full year.


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

The amortized cost and fair values of investment securities-available-for-sale at June 30, 1998 and December 31, 1997 were:

                                                                                     Gross         Gross
                                                                     Amortized    Unrealized    Unrealized        Fair
     June 30, 1998                                                      Cost         Gains         Losses        Value

Obligations of U.S. government agencies and corporations            2,590,079        11,520       (16,750)    2,584,849
Mortgage-backed securities                                          4,633,959         4,472      (267,777)    4,370,654
Other securities                                                        3,800             0             0         3,800
                                                                   ----------       -------     ----------   ----------
     TOTAL AVAILABLE-FOR-SALE                                      $7,227,838       $15,992     ($284,527)   $6,959,303
                                                                   ----------       -------     ----------   ----------
                                                                   ----------       -------     ----------   ----------


December 31, 1997                                                                    Gross         Gross
                                                                     Amortized    Unrealized    Unrealized        Fair
                                                                        Cost         Gains         Losses        Value

U.S. Treasury securities                                           $1,000,269            $0       ($6,519)     $993,750
Obligations of U.S. government agencies and corporations            2,500,000         3,888       (11,573)    2,492,315
Mortgage-backed securities                                          5,167,677         3,442      (355,966)    4,815,153
Obligations of State and political subdivisions                         2,000             0             0         2,000
                                                                   ----------       -------     ----------   ----------
     TOTAL AVAILABLE-FOR-SALE                                      $8,669,946        $7,330     ($374,058)   $8,303,218
                                                                   ----------       -------     ----------   ----------
                                                                   ----------       -------     ----------   ----------

The amortized cost and fair values of investment securities-held-to-maturity at June 30, 1998 and December 31, 1997 were:

                                                                                     Gross         Gross
     June 30, 1998                                                   Amortized    Unrealized    Unrealized        Fair
                                                                        Cost         Gains         Losses        Value
U.S. Treasury securities                                              $96,278          $222            $0       $96,500
Obligations of U.S. government agencies and corporations            1,092,689        13,599        (6,692)    1,099,596
Mortgage-backed securities                                          6,920,030       256,868       (11,984)    7,164,914
Obligations of State and political subdivisions                     6,137,866         7,541        (7,140)    6,138,267
                                                                  -----------      --------     ----------   ----------
     TOTAL HELD-TO-MATURITY                                       $14,246,863      $278,230      ($25,816)  $14,499,277
                                                                  -----------      --------     ----------   ----------
                                                                  -----------      --------     ----------   ----------

                                                                                     Gross         Gross
                                                                     Amortized    Unrealized    Unrealized        Fair
December 31, 1997                                                       Cost         Gains         Losses        Value
U.S. Treasury securities                                              $99,209            $0         ($209)       99,000
Obligations of U.S. government agencies and corporations            3,051,500       236,577        (8,273)    3,279,804
Mortgage-backed securities                                          4,980,125        16,086        (3,182)    4,993,029
Obligations of state and political subdivisions                     3,459,758        10,898        (3,328)    3,467,328
                                                                  -----------      --------     ----------   ----------
     TOTAL HELD-TO-MATURITY                                       $11,590,592      $263,561      ($14,992)  $11,839,161
                                                                  -----------      --------     ----------   ----------
                                                                  -----------      --------     ----------   ----------

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                                      June 30,  December 31,
                                                                         1998          1997
Commercial, financial, and agricultural                           $32,443,468   $25,325,584
Real estate-construction                                            6,305,605     6,953,512
Real estate-mortgage                                               21,556,223    19,143,755
Installment loans to individuals                                    3,698,536     4,296,204
All other loans (including overdrafts)                                747,590       152,606
                                                                  -----------   -----------
                                                                   64,751,422    55,871,661
Less - deferred loan fees                                            (264,420)     (243,893)
Less - reserve for possible loan losses                              (949,419)     (930,284)
                                                                  -----------   -----------
     Total loans                                                  $63,537,583   $54,697,484
                                                                  -----------   -----------
                                                                  -----------   -----------

Concentration of Credit Risk

At June 30 1998, approximately $27,861,828 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $869,843 and $864,488 at June 30, 1998 and December 31, 1997, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $42,600, $94,762, for the period ended June 30, 1998 and December 31, 1997, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                                      June 30,  December 31,
                                                                         1998          1997

Balance at beginning of year                                         $930,284      $771,925
Additions charged to operating expense                                 46,000       164,000
Loans charged off                                                     (40,713)      (48,849)
Recoveries of loans previously charged off                             13,848        43,208
                                                                     --------      --------
     Balance at end of year                                          $949,419      $930,284
                                                                     --------      --------
                                                                     --------      --------

At June 30, 1998, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $80,055 and undisbursed loan commitments in the amount of $21,687,985. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

Management believes that the allowance for credit losses at June 30, 1998 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.


Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for June 30, 1998 was 1,041,494 and 1,109,342, respectively. The total number of shares used for calculating basic and diluted for June 30, 1997 was 1,026,587 and 1,092,680, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of June 30, 1998, total consolidated assets of Heritage Oaks Bancorp were $106,110,462 compared to $87,787,287 as of June 30, 1997. Total consolidated assets at December 31, 1997 were $93,319,422. The 20.87% increase in total assets from June 30, 1997 to June 30, 1998 was attributable to the growth of the new branches the Bank had opened during 1996 and the February 22, 1997, acquisition of Wells Fargo Bank's branch located in Cambria, California.

Total cash at June 30, 1998 was $12,373,154. The large cash balance reflects the cash needed to fund the Bank's automatic teller machine ("ATM") network. As of June 30, 1998, the Bank was operating approximately 64 ATMs.

Total net loans at June 30, 1998 were $63,537,583 which was up $8,840,099 from the $54,697,484 at December 31, 1997. Management intends to aggressively increase the level of loans outstanding. The total net loans outstanding are up $10,735,128 from June 30, 1997. This increase from a year ago is as a result of the expansion in the number of branches and the reputation our Bank has established in our market area. During September 1998, the Bank will be opening a loan production office in the five cities area. This is located in the southern part of San Luis Obispo County.

Securities available for sale are carried at market value which was $6,959,303 at June 30, 1998 compared to $8,303,218 at December 31, 1997. Securities held to maturity are carried at their amortized cost of $14,246,863 at June 30, 1998 compared to $11,590,592 at December 31, 1997.

Federal funds sold were $3,600,000 at June 30, 1998 and $500,000 at December 31, 1997.

Total deposits were $96,321,168 at June 30, 1998 as compared to $83,549,657 in deposits at December 31, 1997. The increase in total deposits is primarily attributable to an aggressive marketing campaign and consolidation of branches by our competitors. The Bank has received regulatory approval to open a full service branch in Atascadero, California. This branch is in a heavily populated area of the county not currently being serviced by the Bank. It is anticipated that this branch will open during the fourth quarter.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $92,049,918 represented 95.6% of total deposits at June 30, 1998. The Company does not purchase funds through deposit brokers.

There was no other borrowed money June 30, 1998 or December 31, 1997.


RESULTS OF OPERATIONS

The Company reported net income for the six months ended June 30, 1998 was $661,366 or $.60 per share compared to $549,893 or $.50 per share. All earnings per share amounts have been adjusted retroactively for a three-for two stock split issued on November 5, 1997. The following discussion highlights changes in certain items in the consolidated statements of income.

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

                                   AVERAGE BALANCE SHEET INFORMATION JUNE 30,

                                                      1998                                1997
                                        Average     Avg. Yield      Amount      Average    Avg. Yield    Amount
(dollars in thousands)                  Balance      Rate Paid     Interest     Balance    Rate Paid     Interest
                                        -------     ----------     --------     -------    ----------    --------
Interest Earning Assets:
  Time deposits with other banks       $   224         6.30%       $    7       $    47        4.29%       $    1
  Investment securities taxable         15,150         6.10%          458        13,743        5.65%          385
  Investment securities non-taxable      4,313         5.00%          107         2,884        5.03%           72
  Federal funds sold                     2,261         5.35%           60         2,012        5.41%           54
  Loans (1)(2)                          60,180        10.11%        3,018        52,058       10.39%        2,683
                                       -------                     ------       -------                    ------
   Total interest earning assets        82,128         8.96%        3,650        70,744        9.11%        3,195
                                       -------                     ------       -------                    ------

Allowance for possible loan losses        (937)                                    (817)
Non-earning assets:
  Cash and due from banks               10,806                                    9,009
  Property, premises and equipment       2,058                                    1,922
  Other assets                           4,238                                    4,972
                                       -------                                  -------

TOTAL ASSETS                           $98,293                                  $85,830
                                       -------                                  -------
                                       -------                                  -------

Interest-bearing liabilities
  Savings/NOW/money market             $46,618         2.52%       $  583       $37,129        2.32%          428
  Time deposits                         21,470         5.08%          541        23,698        5.00%          588
  Other borrowings                       1,742         5.90%           51         1,954        5.78%           56
                                       -------                     ------       -------                    ------

   Total interest-bearing
     liabilities                        69,830         3.39%        1,175        62,781        3.44%        1,072
                                       -------                     ------       -------                    ------

Non-interest bearing liabilities
  Demand deposits                       18,485                                   14,495
  Other liabilities                      1,770                                    1,324
                                       -------                                  -------

   Total liabilities                    90,085                                   78,600
                                       -------                                  -------

Stockholder's equity
  Common stock                           4,190                                    4,129
  Retained earnings                      4,399                                    3,512
  Valuation Allowance Investments         (381)                                    (411)
                                       -------                                  -------

   Total stockholders' equity            8,208                                    7,230
                                       -------                                  -------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $98,293                                  $85,830
                                       -------                                  -------
                                       -------                                  -------

Net interest income                                                $2,475                                  $2,123
                                                                   ------                                  ------
                                                                   ------                                  ------
Net interest margin (3)                                6.03%                                   6.00%


(1)  Nonaccrual loans have been included in total loans.
(2) Loan fees of $131,000 and $122,000 for 1998 and 1997, respectively have been included in the interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note:  Average balances have been computed using daily balances.

Net interest income for the six months ended June 30, 1998 was $2,475,365. This represents an improvement of $352,167 or 16.6% more than the $2,123,198 for the comparable period in 1997. As a percentage of average earning assets, net interest margin for the first six months of 1998 increased to 6.03% from 6.00% in the same period one year earlier. The increase in net interest margin is primarily due to an $11,384,000 increase in average interest earning assets and an increase of only $7,049,000 in interest bearing liabilities. This improvement was as a result of the bank's marketing efforts to attract non-interest bearing demand deposit accounts. The average balance of demand deposits at June 30, 1998 has grown $3,990,000 from the previous year.

Average interest earning assets were $82,128,000 for June 30, 1998 compared to $70,744,000 for June 30, 1997. Average interest-bearing liabilities increased to $69,830,000 at June 30, 1998 from $62,781,000 at June 30, 1997.Average interest rates on interest-bearing liabilities dropped from 3.44% for the first six months of 1997 to 3.39% for the first six months of 1998.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended June 30, 1998 and 1997.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the six months ended June 30, 1998 was $3,225,165 compared to $1,747,430 for the comparable period in 1997. Service charge income increased from $247,723 during the first six months of 1997 to $328,633 for the six months ended June 30, 1998. The increase in service charges is a direct result of the bank's growth in deposit accounts. ATM transaction fees and interchange income were $2,166,921 during the six months ended June 30, 1998 compared to $1,036,176 during the same period for 1997. The Bank receives income for each transaction. Approximately, half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and could reduce future income from these machines. The increase in ATM revenue for the current year reflects the acquisition by the Bank of the two operating entities that had previously shared in the income. In the Company's annual report Form 10 K SB, it was reported that the Company had signed a non-binding letter of intent to sell the Bank's ATM contracts. By mutual agreement, those talks have been terminated. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the six months ended June 30, 1998 was $67,243 compared to $66,569 for the same period during 1997. Income from bankcard merchant fees increased to $410,386 for the six months ended June 30, 1998 compared to $242,757 for the same period during 1997. The Bank has been adding approximately 5 to 10 new customers a month for the bancard business.

Other Expense

The Bank acquired a new branch in Cambria on February 22, 1997. The bank also established a mortgage banking subsidiary that originates and sells loans in the secondary market. The Bank receives a fee for each loan processed. Other expenses have grown as a result of the additional branch, department, and rapid growth of the Bank. Salaries and employee benefits expense were $1,402,702 and $1,197,637 for June 30, 1998 and 1997, respectively. Full time equivalent employees were 66 at June 30, 1998 compared to 60 at June 30, 1997.

Occupancy and equipment costs grew to $530,027 for the six months ended June 30, 1998 from $459,864 for the comparable period of 1997. The Bank had one more branch and department at June 30, 1998 compared to June 30, 1997. The Bank is continuing to upgrade its equipment and services. The Bank is actively working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems.

Non-interest expense increased to $2,689,209 for the six months ended June 30, 1998 compared to $1,240,921 for the six months ended June 30, 1997. The increase in other expenses reflected increases associated with the growth of the new branch and increased expenses related to the operation of the Bank's ATM networks and an increase in the bankcard expenses. Since the Bank acquired the interest of the two entities that shared in the revenue and expense from the ATM network the Bank's portion of the expense has increased this year. The ATM expenses were $1,238,721 for the six months ended June 30, 1998 compared to

$265,921 for the same period during 1997.



LOCAL ECONOMY

The California economy is expected to continue growing at a modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. The Bank's branch locations have been located to take advantage of this growing economy.
During the fourth quarter the Bank relocated one of its branches in San Luis Obispo. The branch was situated in a shopping center in Laguna Plaza. The new location will be on Madonna Road. The new location provides the Bank greater visibility. The new location has the only drive-up ATM in the city. There is a local ordnance in San Luis Obispo prohibiting new drive-up facilities. The new location had a provision grand fathering this location from the ordinance. Unless the city changes this ordinance, our Bank will be the only financial association to offer this service. The bank also installed a drive-up ATM at our head office in Paso Robles. The Bank has received regulatory approval to open a new branch in Atascadero, California.

Capital

The Company's total stockholders equity was $8,336,922 as of June 30, 1998 compared to $8,127,078 as of December 31, 1997. The increase in capital was from net income of $661,366 and a $49,551 improvement in the valuation allowance for investments. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as Available for Sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity. The increase in capital was offset by a $.50 per share dividend that was paid during February. The total dividend paid was $519,717.

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

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank.
Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at June 30, 1998. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)


                              Well-Capitalized        Heritage
                             Regulator Standard       Oaks Bank
Leverage Ratio                       5.00%               7.63%

Tier One Risk Based Capital Ratio    6.00%              10.45%

Total Risk Based Capital Ratio      10.00%              11.66%


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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At June 30, 1998, the ratio of liquid assets to deposits and other liabilities was 29.11%. The ratio of gross loans to deposits, another key liquidity ratio, was 66.54% at June 30, 1998.


INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended June 30, 1998 has not been significant to the Bank's financial position or result of operations.


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bank is not aware of any legal proceeding against it that will have a material effect on the Company's financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: August 12, 1998




                                    S/ Lawrence P. Ward
                                    -------------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer




                                    S/ Robert E. Bloch
                                    -------------------------
                                    Robert E. Bloch
                                    Chief Financial Officer
                                    Executive Vice President