Form 10QSB
period 1998-09-30
HERITAGE OAKS BANCORP
filed 1998-11-16
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               --------     ----------

COMMISSION FILE NO. 0-25020
                    -------

                              HERITAGE OAKS BANCORP
-----------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                               STATE OF CALIFORNIA
-----------------------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   77-0388249
-----------------------------------------------------------------------------
                     (I.R.S. EMPLOYER IDENTIFICATION CODE)

                     545 12TH STREET, PASO ROBLES, CA 93446
-----------------------------------------------------------------------------
                          (ADDRESS OF PRINCIPAL OFFICE)

                                 (805) 239-5200
-----------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

AGGREGATE MARKET VALUE OF COMMON STOCK OF HERITAGE OAKS BANCORP AT NOVEMBER 11, 1998: $16,673,504.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

NO PAR VALUE COMMON STOCK - 1,042,094 SHARES OUTSTANDING AT NOVEMBER 11, 1998

                              HERITAGE OAKS BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                           09/30/98       12/31/97       09/30/97
ASSETS                                                   (unaudited)            (1)    (unaudited)
                                                         -----------------------------------------
Cash and due from banks                                  $11,816,738    $12,491,388    $12,868,700
Federal funds sold                                         6,275,000        500,000      2,000,000
                                                         -----------------------------------------
   Total cash and cash equivalents                        18,091,738     12,991,388     14,868,700
                                                         -----------------------------------------

Interest bearing deposits other banks                        464,676        610,119        495,000

Securities-Available- for-sale                             5,792,826      8,303,218      6,747,813
Securities-held-to-maturity (see note 2)                  16,054,820     11,590,592     11,466,386
Commercial paper                                           4,984,214              0              0
Loans, net ( see note 3)                                  68,342,793     54,697,484     55,088,173

Property, premises and equipment, net                      2,401,698      2,072,711      1,946,276
Other real estate owned                                       55,000         62,000         77,059
Cash surrender value life insurance                        1,007,991        970,318        758,702
Other assets                                               1,959,442      2,021,592      2,376,917
                                                         -----------------------------------------
     TOTAL ASSETS                                        119,155,198    $93,319,422    $93,825,026
                                                         -----------------------------------------
                                                         -----------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing                             $26,555,852    $18,407,169    $17,410,098
Savings, NOW, and money market deposits                   50,533,140     46,633,837     46,086,777
Time deposits of $100,000 or more                          4,596,689        970,300      1,071,337
Time deposits under $100,000                              26,678,516     17,538,351     19,616,077
                                                         -----------------------------------------
    Total deposits                                       108,364,197     83,549,657     84,184,289

Other borrowed money                                         580,000              0              0
Other liabilities                                          1,427,227      1,642,687      1,923,547
                                                         -----------------------------------------
   Total liabilities                                     110,371,424     85,192,344     86,107,836

Stockholders' equity
 Common stock, no par value;
 20,000,000 shares authorized; issued and outstanding
 1,042,094; 1,036,626 and 1,036,626 for
 September 30, 1998, Deecember 31, 1997, and
 September 30, 1997, respectively                          4,201,428      4,180,486      4,180,486
Valuation allowance on securities available for sale        (262,455)      (381,329)      (431,145)
Retained earnings                                          4,844,801      4,327,921      3,967,849
                                                         -----------------------------------------
    Total stockholders' equity                             8,783,774      8,127,078      7,717,190
                                                         -----------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 119,155,198    $93,319,422    $93,825,026
                                                         -----------------------------------------
                                                         -----------------------------------------

 (1) These numbers have been derived from the audited financial statements.

                  See notes to condensed financial statements.

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended September 30,

                                                                  1998              1997
                                                            (unaudited)       (unaudited)
                                                            ----------------------------
Interest Income:

Interest and fees on loans                                  $1,691,873        $1,381,906
Investment securities                                          306,953           225,919
Federal funds sold and commercial paper                        115,486            80,438
Time certificates of deposit                                     4,004               257
                                                            ----------------------------
   Total interest income                                     2,118,316         1,688,520

Interest Expense:

   Now accounts                                                180,130           184,134
   MMDA accounts                                                52,907            57,518
   Savings accounts                                             68,041            63,962
   Time deposits of $100,000 or more                            62,649            15,447
   Other time deposits                                         337,923           253,950
   Other borrowed funds                                              0                 0
                                                            ----------------------------
   Total interest expense                                      701,650           575,011

Net Interest Income Before Provision for Possible Loan Losse 1,416,666         1,113,509
Provision for loan losses                                       58,000            43,000
                                                            ----------------------------
   Net interest income after provision for loan losses       1,358,666         1,070,509

Non-interest Income:
Service charges on deposit accounts                            192,434           143,891
Investment securities gains (losses), net                        1,916            (2,500)
Other income                                                 1,500,315         1,477,925
                                                            ----------------------------
   Total Non-interst Income                                  1,694,665         1,619,316

Non-interest  Expense:
Salaries and employee benefits                                 775,386           637,181
Occupancy and equipment                                        276,424           242,880
Other expenses                                               1,424,572         1,236,815
                                                            ----------------------------
   Total Noninterest Expenses                                2,476,382         2,116,876
                                                            ----------------------------
   Income before provision for income taxes                    576,949           572,949
   Provision for applicable income taxes                       201,718           221,850
                                                            ----------------------------
         Net Income                                           $375,231          $351,099
                                                            ----------------------------
                                                            ----------------------------

   Earnings per share:
     Basic                                                       $0.32             $0.24
     Diluted (see note 4)                                        $0.30             $0.23

                   See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                     For the nine months ended September 30,

                                                                      1998           1997
Interest Income:                                                (unaudited)    (unaudited)
                                                                -------------------------
Interest and fees on loans                                      $4,706,687     $4,065,402
Investment securities                                              872,277        681,983
Federal funds sold and commercial paper                            175,893        134,634
Interest bearing deposits other banks                               14,025          1,570
                                                                -------------------------
   Total interest income                                         5,768,882      4,883,589

Interest Expense:

   Now accounts                                                    553,945        412,308
   MMDA accounts                                                   131,828        141,634
   Savings accounts                                                198,125        179,624
   Time deposits of $100,000 or more                               152,379         98,854
   Other time deposits                                             789,526        758,250
   Other borrowed funds                                             51,048         56,212
                                                                -------------------------
   Total interest expense                                        1,876,851      1,646,882

Net Interest Income Before Provision for Possible Loan Losses    3,892,031      3,236,707
Provision for loan losses                                          104,000        129,000
                                                                -------------------------
   Net interest income after provision for loan losses           3,788,031      3,107,707

Non-interest Income:
Service charges on deposit accounts                                521,067        391,614
Investment securities gains, net                                    10,504        (11,094)
Other income                                                     4,388,259      2,986,226
                                                                -------------------------
   Total Non-interst Income                                      4,919,830      3,366,746

Non-interest  Expense:
Salaries and employee benefits                                   2,178,088      1,834,818
Occupancy and equipment                                            806,451        702,744
Other expenses                                                   4,113,781      2,477,736
                                                                -------------------------
   Total Noninterest Expenses                                    7,098,320      5,015,298
                                                                -------------------------
   Income before provision for income taxes                      1,609,541      1,459,155
   Provision for applicable income taxes                           572,944        558,163
                                                                -------------------------
         Net Income                                             $1,036,597       $900,992
                                                                -------------------------
                                                                -------------------------

   Earnings per share:  (see note 4) :
     Basic                                                           $0.99          $0.88
     Diluted                                                         $0.93          $0.82

                 See notes to condensed financial statements ::

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Periods ended September 30, 1998 and 1997

                                                                        1998           1997
                                                                  (unaudited)    (unaudited)
                                                                 --------------------------
Cash flows from operating activities:
   (dollars in thousands
  Net Income                                                      $1,036,597       $900,992
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                 306,861        250,512
       Provision for possible loan loss                              104,000        129,000
       Increase (decrease) in deferred loan fees                     184,301        125,922
       Net gain on sales of investment securities                    (10,504)        11,094
       Amortization of premiums (Discount accretion)
         on investment securities, net                               (68,763)       (48,930)
       Loss on sale of other real estate owned                                            0
       Gain on sale of property, premises, and equipment              (9,555)        (3,264)
       Decrease (increase) in other assets                            62,150       (498,434)
       Increase (decrease) in other liabilities                     (215,460)       575,676
                                                                 --------------------------
         Net cash provided by operating activities                 1,389,627      1,442,568


Cash flows from investing activities:
   Purchase of investment securities                             (16,529,316)    (6,536,640)
   Proceeds from sales, princ reductions and maturities
     from investment securities                                    9,808,518      4,776,798
  Increase (decrease) in time deposits with other banks              145,443       (395,000)
   Net additions to real estate acquired in settlement of loans        7,000        (77,059)
   Purchase of insurance policies                                    (37,673)       (28,782)
   Increase in loans, net                                        (13,933,610)    (5,763,242)
   Purchase of property, premises and equipment, net                (645,403)      (440,689)
                                                                 --------------------------
         Net cash provided by investing activities               (21,185,041)    (8,464,614)


Cash flows from financing activities:
   Increase (decrease) in deposits, net                           24,814,539     12,192,990
   Net increase in other borrowings                                  580,000     (4,730,000)
   Proceeds from exercise of stock options                            20,942         91,241
   Cash Dividends Paid                                              (519,717)      (339,138)
                                                                 --------------------------
         Net cash provided by (used in) financing activities      24,895,764      7,215,093
                                                                 --------------------------

Net increase (decrease) in cash and cash equivalents               5,100,350        193,047
Cash and cash equivalents at beginning of year                    12,991,388     14,675,653
                                                                 --------------------------
Cash and cash equivalents at end of period                       $18,091,738    $14,868,700
                                                                 --------------------------
                                                                 --------------------------

                  See notes to condensed financial statements

                               HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               September 30, 1998
                                   (unaudited)

(Dollars in thousands)                                                 Valuation                           Total
                                            Shares        Common      Allowance for     Retained     Stockholders'
                                         outstanding       Stock       Investments      Earnings         Equity
                                         -----------     ---------    ------------      --------     -------------
Balances, December 31, 1997                1,036,626    $4,180,486       ($381,329)    $4,327,921       $8,127,078

  Change in unrealized loss on
       Investment securities                     ---           ---         118,874            ---         $118,874

  Exercise of stock options                    5,468        20,942             ---            ---          $20,942

  Cash dividends paid - $.50 per share           ---           ---             ---       (519,717)       ($519,717)


  Net income through September 30, 1998          ---           ---             ---      1,036,597        1,036,597
                                         -------------------------------------------------------------------------
Balances, September 30, 1998               1,042,094    $4,201,428       ($262,455)    $4,844,801       $8,783,774
                                         -------------------------------------------------------------------------
                                         -------------------------------------------------------------------------

See notes to condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at September 30, 1998, December 31, 1997, and September 30, 1997 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to shareholders. The results for the nine months ended September 30, 1998 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities-available-for-sale at September 30, 1998 and December 31, 1997 were:

                                                                             Gross         Gross
                                                           Amortized    Unrealized    Unrealized          Fair
     September 30, 1998                                         Cost         Gains        Losses         Value
U.S. Treasury securities                                          $0           $0             $0              $0
Obligations of U.S. government agencies and corporations           0            0              0               0
Mortgage-backed securities                                 5,961,273       23,265       (195,512)      5,789,026
Other securities                                               3,800            0              0           3,800
                                                          ------------------------------------------------------
     TOTAL HELD-TO-MATURITY                               $5,965,073      $23,265      ($195,512)     $5,792,826
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------


December 31, 1997                                                            Gross         Gross
                                                           Amortized    Unrealized    Unrealized          Fair
                                                                Cost         Gains        Losses         Value
U.S. Treasury securities                                  $1,000,269            $0       ($6,519)     $993,750
Obligations of U.S. government agencies and corporations   2,500,000         3,888       (11,573)    2,492,315
Mortgage-backed securities                                 5,167,677         3,442      (355,966)    4,815,153
Obligations of State and political subdivisions                2,000             0             0         2,000
                                                          ----------------------------------------------------
     TOTAL HELD-TO-MATURITY                               $8,669,946        $7,330     ($374,058)   $8,303,218
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------

The amortized cost and fair values of investment securities-held-to-maturity at September 30, 1998 and December 31, 1997 were:

                                                                              Gross          Gross
     September 30, 1998                                      Amortized   Unrealized     Unrealized           Fair
                                                                  Cost        Gains         Losses           Value
U.S. Treasury securities                                       $97,528           $0           ($28)        $97,500
Obligations of U.S. government agencies and corporations     1,222,372       27,421       (124,920)      1,124,873
Mortgage-backed securities                                   8,439,088      315,111         (3,000)      8,751,199
Obligations of State and political subdivisions              6,295,832       12,617         (7,929)     16,300,520
                                                           -------------------------------------------------------
     TOTAL HELD-TO-MATURITY                                $16,054,820     $355,149      ($135,877)    $16,274,092
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------

                                                                              Gross          Gross
                                                             Amortized   Unrealized     Unrealized            Fair
December 31, 1997                                                 Cost        Gains         Losses           Value
U.S. Treasury securities                                       $99,209           $0          ($209)         99,000
Obligations of U.S. government agencies and corporations     3,051,500      236,577         (8,273)      3,279,804
Mortgage-backed securities                                   4,980,125       16,086         (3,182)      4,993,029
Obligations of state and political subdivisions              3,459,758       10,898         (3,328)      3,467,328
                                                           -------------------------------------------------------
     TOTAL HELD-TO-MATURITY                                $11,590,592     $263,561       ($14,992)    $11,839,161
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                           September 30,    December 31,
                                                    1998            1997
Commercial, financial, and agricultural      $37,332,793     $25,325,584
Real estate-construction                       7,070,375       6,953,512
Real estate-mortgage                          21,508,083      19,143,755
Installment loans to individuals               3,605,427       4,296,204
All other loans (including overdrafts)           146,379         152,606
                                           -----------------------------
                                              69,663,057      55,871,661

Less - deferred loan fees                       (311,851)       (243,893)
Less - reserve for possible loan losses       (1,008,413)       (930,284)
                                           -----------------------------
                                           -----------------------------
     Total loans                             $68,342,793     $54,697,484
                                           -----------------------------
                                           -----------------------------

Concentration of Credit Risk

At September 30 1998, approximately $28,578,458 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $863,917 and $864,488 at September 30, 1998 and December 31, 1997, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $64,614, $94,762, for the period ended September 30, 1997 and December 31, 1997, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                              September 30,    December 31,
                                                       1998            1997
Balance at beginning of year                       $930,284        $771,925
Additions charged to operating expense              104,000         164,000
Loans charged off                                   (40,861)        (48,849)
Recoveries of loans previously charged off           14,990          43,208
                                              ------------------------------
     Balance at end of the period                $1,008,413        $930,284
                                              ------------------------------
                                              ------------------------------

At September 30, 1998, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $80,055 and undisbursed loan commitments in the amount of $29,412,607 The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

Management believes that the allowance for credit losses at September 30, 1998 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for September 30, 1998 was 1,042,094 and 1,115,035, respectively. The total number of shares used for calculating basic and diluted for September 30, 1997 was 1,034,049 and 1,101,625, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of September 30, 1998, total consolidated assets of Heritage Oaks Bancorp were $119,155,198 compared to $93,825,026 as of September 30, 1997. Total consolidated assets at December 31, 1997 were $93,319,422. The 27.00% increase in total assets from September 30, 1997 to September 30, 1998 was attributable to the growth of the new branches the Bank had opened during 1996 and the February 22, 1997, acquisition of Wells Fargo Bank's branch located in Cambria, California.

Total cash at September 30, 1998 was $11,816,738. The large cash balance reflects the cash needed to fund the Bank's automatic teller machine ("ATM") network. As of September 30, 1998, the Bank was operating approximately 77 ATMs.

Total net loans at September 30, 1998 were $68,342,793 which was up $12,491,388 from the $54,697,484 at December 31, 1997. Management intends to aggressively increase the level of loans outstanding. The total net loans outstanding are up $13,254,620 September 30, 1997. This increase from a year ago is as a result of the expansion in the number of branches and the reputation our Bank has established in our market area. During September 1998, the Bank will be opening a loan production office in the five cities area. This is located in the southern part of San Luis Obispo County.

Securities available for sale are carried at market value which was $5,792,826 at September 30, 1998 compared to $8,303,218 at December 31, 1997.
Securities held to maturity are carried at their amortized cost of $16,054,820 at September 30, 1998 compared to $11,590,592 at December 31,
1997.

Federal funds sold were $6,275,000 at September 30, 1998 and $500,000 at December 31, 1997.

Total deposits were $108,364,197 at September 30, 1998 as compared to $83,549,657 in deposits at December 31, 1997. The increase in total deposits is primarily attributable to an aggressive marketing campaign and consolidation of branches by our competitors. The Bank has received regulatory approval to open full service branches in Atascadero and Santa Maria, California. The branch in Atascadero is in a heavily populated area of the county not currently being serviced by the Bank. The branch in Santa Maria will be our first branch penetration into another county. It is anticipated that these branches will open during the first quarter of 1999.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $103,767,508 represented 95.76% of total deposits at September 30, 1998. The Company does not purchase funds through deposit brokers.

There was no other borrowed money September 30, 1998 or December 31, 1997.

RESULTS OF OPERATIONS

The Company reported net income for the nine months ended September 30, 1998 was $1,036,597 or $.93 per share compared to $900,992 or $.82 per share. The following discussion highlights changes in certain items in the consolidated statements of income.

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

                 AVERAGE BALANCE SHEET INFORMATION SEPTEMBER 30,

          (dollars in thousands)                               1998                                    1997
                                               Average   Avg. Yield       Amount   Average       Avg. Yield        Amount
                                               Balance    Rate Paid     Interest   Balance        Rate Paid      Interest
                                               -------   ----------     --------   -------       ----------      --------
Interest Earning Assets:
  Time deposits with other banks                  $224        6.57%          $11       $84            3.18%            $2
  Investment securities taxable                 16,236        6.07%          737    14,712            5.54%           610
  Investment securities non-taxable              4,945        4.84%          179     2,748            4.91%           101
  Federal funds sold                             3,165        5.58%          132     2,590            5.47%           106
  Loans (1)(2)                                  62,149       10.13%        4,707    52,486           10.18%         3,996
                                              --------                   -----------------                       --------

   Total interest earning assets                86,719        8.89%        5,766    72,620            8.86%         4,815
                                              --------                   -----------------                       --------

Allowance for possible loan losses                (937)                               (830)
Non-earning assets:
  Cash and due from banks                       10,806                              11,042
  Property, premises and equipment               2,058                               1,945
  Other assets                                   2,984                               2,866
                                              --------                           ---------
TOTAL ASSETS                                  $101,630                             $87,643
                                              --------                           ---------
                                              --------                           ---------

Interest-bearing liabilities
  Savings/NOW/money market                     $47,641        2.48%         $884   $39,468            2.49%          $734
  Time deposits                                 24,371        5.17%          942    23,011            4.98%           857
  Other borrowings                               1,155        5.90%           51     1,295            5.78%            56
                                              --------                   -----------------                       --------

   Total interest-bearing
     liabilities                                73,167        3.43%        1,877    63,774            3.45%         1,647
                                              --------                   -----------------                       --------

Non-interest bearing liabilities
  Demand deposits                               18,485                              15,048
  Other liabilities                              1,770                               1,436
                                              --------                           ---------

   Total liabilities                            93,422                              80,258
                                              --------                           ---------

Stockholder's equity
  Common stock                                   4,190                               4,135
  Retained earnings                              4,399                               3,687
  Valuation Allowance Investments                 (381)                               (437)
                                              --------                           ---------

   Total stockholders' equity                    8,208                               7,385
                                              --------                           ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                     $101,630                             $87,643
                                              --------                           ---------
                                              --------                           ---------

Net interest income                                                       $3,889                                   $3,168
                                                                         -------                                   ------
                                                                         -------                                   ------

Net interest margin (3)                                       5.98%                                   5.82%

(1) Nonaccrual loans have been included in total loans.
(2) Loan fees of $215,000 and $192,000 for 1998 and 1997, respectively have been included in the interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note:  Average balances have been computed using daily balances.

Net interest income for the nine months ended September 30, 1998 was $3,892,031. This represents an improvement of $655,324 or 20.25% more than the $3,236,707 for the comparable period in 1997. As a percentage of average earning assets, net interest margin for the first nine months of 1998 increased to 5.98% from 5.82% in the same period one year earlier. The increase in net interest margin is primarily due to an $14,099,000 increase in average interest earning assets and an increase of only $9,393,000 in interest bearing liabilities. This improvement was as a result of the bank's marketing efforts to attract non-interest bearing demand deposit accounts. The average balance of demand deposits at September 30, 1998 has grown $3,437,000 from the previous year.

Average interest earning assets were $86,719,000 for September 30, 1998 compared to $72,620,000 for September 30, 1997. Average interest-bearing liabilities increased to $73,167,000 at September 30, 1998 from $63,774,000 at September 30, 1997. Average interest rates on interest-bearing liabilities dropped from 3.45% for the first nine months of 1997 to 3.43% for the first nine months of 1998.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 1998 and 1997.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the nine months ended September 30, 1998 was $4,919,830 compared to $3,366,746 for the comparable period in 1997. Service charge income increased from $391,614 during the first nine months of 1997 to $521,067 for the nine months ended September 30, 1998. The increase in service charges is a direct result of the bank's growth in deposit accounts. ATM transaction fees and interchange income were $3,277,600 during the nine months ended September 30, 1998 compared to $2,174,116 during the same period for 1997. The Bank receives income for each transaction. Approximately, half of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and could reduce future income from these machines. One of our most profitable Native American ATM sites has recently restricted access to some of our ATM machines on their reservation. The total net income from this one site for the first nine months of 1998 was approximately $408,442. The bank has filed a lawsuit to enforce our contract. While management is confident it will prevail in this lawsuit, the financial impact can not accurately be determined at the present time. In an attempt to minimize the impact of potentially losing this site the Bank is aggressively trying to add new ATM sites. The increase in ATM revenue for the current year reflects the acquisition by the Bank of the two operating entities that had previously shared in the income. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the six months ended September 30, 1998 was $92,797 compared to $103,667 for the same period during 1997. Income from bancard merchant fees increased to $627,567 for the nine months ended September 30, 1998 compared to $464,476 for the same period during 1997. The Bank has been adding approximately 5 to 10 new customers a month for the bancard business.

Other Expense

The Bank acquired a new branch in Cambria on February 22, 1997. The bank also established a mortgage banking subsidiary that originates and sells loans in the secondary market. The Bank receives a fee for each loan processed. The bank has established a loan production office in the southern part of the county. Other expenses have grown as a result of the additional branch, departments, and rapid growth of the Bank. Salaries and employee benefits expense were $2,178,088 and $1,834,818 for September 30, 1998 and 1997,
respectively. Full time equivalent employees were 71 at September 30, 1998 compared to 60 at September 30, 1997. The increase is related to the additional staff that has been hired for our two new branches to be open during the first quarter of next year. The bank has also open a loan production office in the southern part of the county.

Occupancy and equipment costs grew to $806,451 for the nine months ended September 30, 1998 from $702,744 for the comparable period of 1997. The Bank had one more branch and department at September 30, 1998 compared to September 30, 1997. The Bank is continuing to upgrade its equipment and services. The Bank is actively working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems.

Other expense increased to $4,113,781 for the nine months ended September 30, 1998 compared to $2,477,736 for the nine months ended September 30, 1997. The increase in other expenses reflected increases associated with the growth of the new branch and increased expenses related to the operation of the Bank's ATM networks and an increase in the bankcard expenses. Since the Bank acquired the interest of the two entities that shared in the revenue and expense from the ATM network the Bank's portion of the expense has increased this year. The ATM expenses were $1,921,793 for the nine months ended September 30, 1998 compared to $1,226,892 for the same period during 1997.

LOCAL ECONOMY

The California economy is expected to continue growing at a modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. The Bank's branch locations have been located to take advantage of this growing economy. The Bank has received regulatory approval to open a new branch in Atascadero, California and another branch in Santa Maria, California.

Capital

The Company's total stockholders equity was $8,783,774 as of September 30, 1998 compared to $8,127,078 as of December 31, 1997. The increase in capital was from net income of $1,036,597 and a $118,874 improvement in the valuation allowance for investments. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The changes in market value for investments held as Available for Sale are measured at fair value, with unrealized gains and losses, net of applicable taxes shown as a separate component of stockholders' equity. The increase in capital was offset by a $.50 per share dividend that was paid during February. The total dividend paid was $519,717.

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

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the bank's capital ratios at September 30, 1998. Additionally, the standards for a well-capitalized institution are displayed (note that standards for adequately capitalized institutions are even lower.)

                               Well-Capitalized        Heritage
                              Regulator Standard       Oaks Bank
Leverage Ratio                       5.00%               7.27%

Tier One Risk Based Capital Ratio    6.00%               9.66%

Total Risk Based Capital Ratio      10.00%              10.67%

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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At September 30, 1998, the ratio of liquid assets to deposits and other liabilities was 31.48%. The ratio of gross loans to deposits, another key liquidity ratio, was 63.70% at September 30, 1998.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended September 30, 1998 has not been significant to the Bank's financial position or result of operations.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bank is not aware of any legal proceeding against it that will have a material effect on the Company's financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: November 12, 1998



                                    S/ Lawrence P. Ward
                                    ------------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer



                                    S/ Robert E. Bloch
                                    ------------------------
                                    Robert E. Bloch
                                    Chief Financial Officer
                                    Executive Vice President