Form 10KSB40
period 1998-12-31
HERITAGE OAKS BANCORP
filed 1999-03-26
CIK 921547

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the Year ended DECEMBER 31, 1998

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                 Commission file number                      0-25020

                                HERITAGE OAKS BANCORP
                                ---------------------
               (Exact name of registrant as specified in its charter)
   State of California                                                77-0388249
   -------------------                                                ----------
(State or other jurisdiction of                                       (I.R.S. Identification  No.)
employee incorporation or organization)

545 12th Street, Paso Robles, California 93446                        (805) 239-5200
----------------------------------------------                        --------------
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

Registrant's revenues for 1998 were $14,351,468. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1st, 1999 was $12,078,804. As of March 1st, 1999, the Registrant had 1,113,950
shares of Common Stock outstanding.

The following documents are incorporated by reference into Part III, Items 9 through 12 of Registrant's definitive proxy statement for the 1999 annual meeting of shareholders.

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

Banking Services

The Bank was licensed by the California Department of Financial Institutions ("DFI") and commenced operation in January 1983. As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to certain other federal laws and regulations. The deposits of the Bank are insured by the FDIC up to the applicable limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 1998, the Company had approximately $131.2 million in assets, $69.8 million in net loans, $119.4 million in deposits, and $9.4 million in stockholders' equity.

The Bank is headquartered in Paso Robles with a branch office in Paso Robles, two branches in San Luis Obispo and a branch office in Cambria, a loan production office located in Grover Beach, a new full service branch located in Santa Maria which opened February 1, 1999 and a new full service branch located in Atascadero scheduled to open March 15, 1999. The Bank conducts a commercial banking business in San Luis Obispo County, Northern Santa Barbara County and Northern Monterey County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. It also offers installment note collection, provides POS terminals and processing, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank's operating policy since its inception has emphasized small business commercial and retail banking. Most of the Bank's customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 1998, these four categories accounted for approximately 53.7%, 4.1%, 11.7% and 30.5% respectively, of the Bank's loan portfolio. As of December 31, 1998, $30,029,859 or 42.2% of the Bank's $71,185,609 in gross loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development. Additionally, commercial and agricultural loans grew $12.9 million
(approximately 50.9%) between year end 1997 and year end 1998.   See "Item 6
- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Most of the Bank's deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank's deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 1998, the Bank had approximately 9,808 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $78,684,513 for an average balance per account of approximately $8,022; 4,347 savings accounts with balances totaling $11,592,944 for an average balance per account of approximately $2,667; and 1,199 time certificate of deposit accounts with balances totaling $29,130,249, for an average balance per account of approximately $24,295.

The principal sources of the Banks revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, and (iv) ATM transaction fees, sponsorship fees and interchange income, (v) bankcard merchant fees and (vi) mortgage organization fees (vii) miscellaneous income. For the year ended December 31, 1998, these sources comprised 45.0%, 10.7%, 4.8%, 29.7%, 5.3%,
2,1% and 2.4%, respectively, of the Bank's total operating income. ATM transaction fees, sponsorship fees and interchange income is anticipated to reduce from this level in 1999.

The Bank has arranged to install 58 cash dispensing machines for the purpose of dispensing cash at 10 sites on Native American lands where bingo games and other gaming operations are conducted, at other commercial locations, and at the Bank's 8 offices. The Bank receives a transaction fee for each completed transaction on the cash dispensing machines at the gaming sites. In previous years, the Bank shared a portion of the fees with two individuals who had helped to make these arrangements and with the tribes on whose lands the cash dispensing machines are installed. During September 1996, the Bank bought out the interest of one of the individuals. During April 1997, the Bank bought out the interest of the other individual. In prior years, the Bank only received the net earnings from the surcharge revenue received from the gaming network. After the Bank had purchased the interest of the two individuals, it then assumed all direct costs and received all of the revenue net of the amounts that are still paid to the tribes on whose land the casinos are located. The contract buy outs are being amortized over a period of 18 to 36 months.

     The total amortization expense for 1998 was $260,007 with the remaining unamortized cost on the books at December 31, 1998 was $77,917.

The Company has also caused to be incorporated a proposed subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary.

The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services. There has been no significant change in the types of services offered by the Bank since its inception. The Bank has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets. Most of the Banks business originates from San Luis Obispo, Northern Santa Barbara and Southern Monterey Counties and there is no emphasis on foreign sources and application of funds. The Banks business, based upon
performance to date, does not appear to be seasonal.   Management of the Bank
is unaware of   any material effect upon the Banks capital expenditures,
earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

When the Company uses or incorporates by reference in this Annual Report on Form 10-KSB (The "Annual Report") the words "anticipate", "estimate", "expect", "project", "intend", "commit", "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Employees

As of February 1, 1999, the Bank had a total of 68 full-time equivalent employees. The management of the Bank believes that its employee relations are satisfactory. The Company has only one salaried employee (the internal auditor). The Company's officers all hold similar positions at the Bank and receive compensation from the Bank.

Competition

The banking and financial services business in California generally, and in the Banks market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Bank's business is concentrated in its service area, which encompasses San Luis Obispo County, Northern Santa Barbara County and Northern Monterey County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 1998, the Bank's legal lending limits to a single borrower and such borrower's related parties were $1,443,725 on an unsecured basis and $2,406,209 on a fully secured basis based on regulatory capital of $9,624,836.

Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities and brokerage firms, and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

In recent years competition for cash dispensing machines on Native American lands in connection with gaming operations has increased and no assurance can be given that the Bank will be able to continue to provide these services at as many locations and with the same degree of profitability as in the past. The Company believes that the profitability on such business will reduce in 1999 from the levels of 1998.

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

The commercial banking business is not only affected by general economic conditions but is also influenced by
                                                                          4
the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

Supervision and Regulation

The Company and the Bank is extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Banks business and condition.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Banks operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

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

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1998.


                                  DECEMBER 31, 1998

                                                         MINIMUM
                                        ACTUAL      CAPITAL REQUIREMENTS
                                        ------      --------------------
          LEVERAGE RATIO                7.55%             4.0%
          TIER 1 RISK-BASED RATIO       9.69%             4.0%
          TOTAL RISK-BASED RATIO        10.81%            8.0%

Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 1998. ] Under existing regulations of the Federal Reserve Board, the capital ratios of the bank holding company with total assets of less than $150 million, such as the Company, are deemed to be the same as those of the Bank.

On January 1, 1998 new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the banks total assets or (ii) $1,000,000.

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

An insured depository institution generally will be classified in the following categories based on capital measures indicated below:


"Well capitalized"                           "Adequately capitalized"
------------------                           ------------------------

Total risk-based capital of 10%;             Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and         Tier 1 risk-based capital of 4%;
Leverage ratio of 5%.                        and Leverage ratio of 4%.

"Undercapitalized"                           "Significantly undercapitalized"
------------------                           --------------------------------

Total risk-based capital less than 8%;       Total risk-based capital less than
Tier 1 risk-based capital less than 4%; or   6%; Tier 1 risk-based capital less
Leverage ratio less than 4%.                 than 3%; or Leverage ratio less
                                             than 3%.

"Critically undercapitalized"
-----------------------------

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

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage;
(v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking
                                                                          8
agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

Premiums for Deposit Insurance

All deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF") which are subject to FDIC insurance assessment. The amount of FDIC assessment paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC significantly reduced premium rates
assessed on deposits insured by the BIF.   As a result of its "Well
Capitalized" status, the Bank paid $20,153 in 1998.

Financial Modernization Legislation

Various proposals to adopt comprehensive financial modernization legislation have been introduced in Congress which include, among other things, elimination of the federal thrift charter, creation of a uniform financial institutions charter, expansion of bank powers, and integration of banking, commerce, securities activities and insurance. In May 1998, the House passed legislation that would have overhauled the financial services industry and would have, among other things, allowed mergers among banking, securities and insurance firms. Congress adjourned for 1998 without the passage of similar legislation by the Senate. Similar legislation has already been introduced in both houses of Congress in the current session. It is currently impossible to predict whether and in
                                                                          9
what form financial reform legislation will be passed in 1999 or in the future or what the impact of such legislation might be on the Company, its financial condition and business as well as its results of operations.

Community Reinvestment Act

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

Accounting Changes

From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company (see the Notes to the Financial Statements included in Item 7 of this Report). The FASB recently proposed for comment a change in the accounting rules relating to mergers and acquisitions. Specifically, the "pooling method" of accounting for mergers would be eliminated.
Financial institutions often prefer to account for mergers using this method and many of the mergers in the financial institutions industry in the last several years have been accounted for using the pooling method. The impact of such accounting change, if adopted, on mergers and acquisitions involving financial institutions and upon the Company and the value of its Common Stock can not presently be predicted.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

The Bank and the Company occupy a permanent headquarters facility which is located at 545 Twelfth Street, Paso Robles, Ca. The purchase price for the headquarters, was approximately $1,000,000 for the building and land. This building has approximately 9,000 square feet of space and off-street parking. The Bank has remodeled this building at an approximate cost of $300,000.

The Bank has a non-banking office, located at 600 Twelfth Street, Paso Robles (directly across from its present headquarters) which was purchased by the Bank on December 23, 1986, for approximately $400,000 from an unaffiliated party.

In June of 1994, the Bank opened a branch at 171 Niblick Rd., Paso Robles, Ca. The Bank leases this 1,400 square foot branch for $2,135 per month. On March 6, 1997, the Bank renewed the lease for an additional three year term.

On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo. The branch was previously located in premises which were acquired from La Cumbre Savings which lease expired in 1997. The new branch lease is for 6,200 square feet of which the Bank subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and the Bank pays 42%. The rent under the lease for the entire space starts at $6,200/month for the first year; $6,280/month for the next two years; $7,750/month for the next two years the rent is then repriced in year six of the lease to 95% of the prevailing fair market value and then increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, Ca in April 1996. The Bank is leasing a building containing approximately 5,618 square feet for $5,555 per month for the next four years. The lease payment will increase by approximately $500 per month during the next 4 years. The lease will expire on February 28, 2001 at which time the Bank has an option to renew the lease for an additional 5 years.

On February 21, 1997, the Bank acquired the Cambria branch of Wells Fargo
Bank located at 1276 Tamson Drive, Cambria.   The Bank leases this 2,916
square foot branch for rent of $2,208 per month, subject to adjustments for cost of living increases and certain pass-throughs. The lease will expire in 2004 at which time the Bank has an option to renew the lease for two additional five year terms.

On August 26, 1998, the Company purchased property located at 9900 El Camino Real, Atascadero. The purchase price was $271,160. The corporation has entered into a contract with Sabaloni Construction to construct a building with a total of 3,500 square feet of floor space. The total costs of improvements will be $363,000 plus furniture and fixtures. Once complete, the bank will enter into a long term lease with the corporation to occupy the building.

On November 1, 1998, the bank entered into a 10 year lease with an affiliated party to lease property known as 1660 South Broadway, Santa Maria, Ca. The lease calls for monthly payments based on a triple net price of $1.15 per square foot or $5,395 per month. The rent will adjust each November by the Consumer Price Index or a maximum of 6%. The lease will expire on October 31, 2008, with the banking having three five year options to renew.

On August 1, 1998 the bank entered into a one year lease agreement to lease property located at 960 Grand Ave, Suite 1, Grover Beach, Ca.. The lease calls for a payment of $1,000 per month triple net. At the maturity, the lease will convert to a month to month lease at the same payment terms. The bank operates a loan production office out of this facility.

ITEM 3.   LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5 % shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5%
                                                                          11
shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NO MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF 1998.


                                      PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Information

There is a limited over-the-counter market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange or market. However, Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacfic Crest Securities and Sutro & Co. make a market in the Company's Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board under the symbol "HEOP."

The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacific Crest Securities and Sutro & Co.. These prices do not include retail mark-ups, mark-downs or commission.


Quarter Ended                          Bid Prices (1)
1998                                 Low          High
March 31                           $13.50        $16.00
June 30                            15.75          16.75
September 30                       16.00          17.75
December 31                        16.00          17.00

1997                                 Low          High





March 31                           $8.00          $10.00
June 30                            10.00           11.33
September 30                       10.33           11.33
December 31                        11.50           12.67


(1) All per share information has been retroactively adjusted for the three-for-two stock split paid on November 5, 1997

Holders

As of February 1, 1999, there were approximately 550 holders of the Company's Common Stock. There are no other classes of equity outstanding.

Dividends

The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.

The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $2,450,800 at December 31, 1998.

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 1997:


Month Paid                         Amount Per Share (2)
     February, 1997                       .33
     February, 1998                       .50


2) Per share information has been retroactively adjusted for the three-for-two stock split paid on November 5, 1997.

On January 28, 1999, the Board of Directors declared a 4% stock dividend for shareholders of record as of February 15, 1999. The stock dividend will be distributed on February 26, 1999.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 1998. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

On November 15, 1994, the Company acquired all of the assets and assumed all of the liabilities of the Bank. Each shareholder of the Bank received one share of stock in the Company in exchange for one share of Bank stock. The Bank became a wholly owned subsidiary of the Company. The Bank is the only active subsidiary owned by the Company.

EARNINGS OVERVIEW

The Company reported net income for 1998 of $1,346,595. This was a 6.8% increase from the $1,261,064 reported in 1997. Net income reported for 1997 represented an increase of $347,233 or 38.0% more than 1996 net income of $913,831. Basic earnings per share were $1.24, $1.18 and $0.88 at December 31, 1998, 1997 and 1996, respectively. Diluted earnings per share were $1.24, $1.18 and $0.88 at December 31, 1998, 1997 and 1996, respectively.

                             RETURN ON EQUITY AND ASSETS

                                     DECEMBER 31,

                                                       1998      1997
                                                       ----      ----
     Return on Average Assets                          1.24%      1.41%

     Return on Average Equity                         16.11%     16.61%

     Dividend Payout Ratio                            40.32%     43.98%

     Average Equity to



     Average Assets Ratio                              8.04%      8.48%


     Return on Average Interest
     Bearing Assets                                    5.94%      6.02%

     Average Loans to Average Deposits                65.84%     65.79%


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

Net interest income before provision for possible loan losses for 1998 was $5,446,365 an increase of $973,362 or 21.7% more than the $4,473,003 in 1997.
The increase in net interest income for 1998 compared to 1997 was attributable to a $17,392,000 increase in average earning assets at an average rate of 8.7%. The average interest-bearing liabilities for 1998 increased by $10,848,000. The increase in net interest income resulted primarily from the large increase in interest earning assets over the increase in interest bearing liabilities. The average rate paid on interest bearing liabilities in 1998 was 3.37% compared to 3.42% in 1997. The average non-interest bearing demand deposits increased by $6,463,000 over 1997. Other low cost deposits such as savings, now and money market accounts grew an average $6,978,000 with a weighted average rate of 2.35%. The higher cost time deposits increased an average of $3,739,000. These changes reflect a major effort by the Bank to adjust its liability mix to increase its level of demand deposits and savings accounts. Total income on the loan portfolio increased from $5,505,740 in 1997 to $6,459,394 in 1998. This was due to an average increase in the loan portfolio of $11,661,000.

The average yield on earning assets was 8.71% and 9.00% for 1998 and 1997, respectively. The average yield on interest bearing liabilities was 3.37% for 1998, compared to 3.42% for 1997. The net interest margin was 5.94% in 1998 compared to 6.02% in 1997.

The following tables set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 1998 and 1997. The average balance of nonaccruing loans has been included in loan totals.

                          AVERAGE BALANCE SHEET INFORMATION

          1998                                   1997
(dollars in thousands)                          Average        Avg. Yield    Interest        Average    Avg. Yield     Interest
Interest Earning Assets:                        Balance        Rate paid      Amount         Balance     Rate paid      Amount
                                              ---------        ---------      -------        -------     ---------      -------

  Time deposits with other Banks              $     425          5.65%        $    24       $    190          5.79%     $    11
  Investment securities taxable                  17,522          5.97%          1,058         15,732          5.71%         899
  Investment securities non-taxable               5,266          4.80%            253          2,716          4.68%         127
  Federal funds sold                              3,749          5.25%            197          2,593          5.48%         142
  Loans (1)(2)                                   64,734          9.98%          6,459         53,073         10.37%       5,506
                                              ---------                       -------        -------                    -------
    Total interest earning assets                91,696          8.71%          7,991         74,304          9.00%       6,685
Allowance for possible loan losses                 (974)                                        (849)
Non-earning assets:
   Cash and due from banks                       11,993                                       10,638
   Property, premises, & equipment                2,245                                        1,981
   Other assets                                   3,258                                        3,387
                                              ---------                                      -------
TOTAL ASSETS                                   $108,218                                      $89,461
                                              ---------                                      -------
                                              ---------                                      -------



Interest-bearing liabilities:
   Savings, now, & money market                 $48,509          2.35%         $1,142        $41,531          2.53%      $1,050
   Time deposits                                 25,923          5.16%          1,338         22,184          4.99%       1,106
   Other borrowings                               1,104          5.80%             64            973          5.76%          56
                                              ---------                       -------        -------                    -------
      Total interest-bearing liabilities         75,536          3.37%          2,544         64,688          3.42%       2,212
                                              ---------                       -------        -------                    -------
Non-interest-bearing liabilities:
   Demand deposits                               22,445                                       15,982
   Other liabilities                              1,876                                        1,201
                                              ---------                                      -------
      Total liabilities                          99,857                                       81,871
Stockholders' equity:
   Common stock                                                                 4,232                                     4,135
   Retained earnings                              4,468                                        3,867
   Valuation allowance investments                 (339)                                        (412)
                                              ---------                                      -------
    Total stockholders' equity                    8,361                                        7,590
                                              ---------                                      -------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $108,218                                      $89,461
                                              ---------                                      -------
                                              ---------                                      -------
Net interest income                                                            $5,447                                    $4,473
                                                                               ------                                    ------
                                                                               ------                                    ------
Net interest margin(3)                                           5.94%                                        6.02%

(1) Nonaccruing loans have been included in total loans.
(2) Loan fees of $312 and $265 for 1998 and 1997, respectively have been included in the interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total earning assets.

Note: All average balances have been computing using daily balances.



                                RATE/VOLUME ANALYSIS


                                                           1998                                         1997
                                                           ----                                         ----
                                          Average         Average                      Average         Average
Increase (decrease) in:                   Bal/Vol           Rate          Total        Bal/Vol           Rate          Total
Interest income:
   Loans (1)                               $1,154          $(201)          $953         $1,082          $(156)        $  926
   Investment securities taxable              115             44            159            109             29            138
   Investment Sec. (Non-taxable)(2)           189              6            195             (5)          ( 12)           (17)
   Taxable equivalent adjustment(2)           (67)            (2)           (69)             2              4              6
   Interest-bearing deposits                   14             (1)            13              8            ( 2)             6
   Federal funds sold                          60            ( 5)            55             40            ( 6)           346
                                           ------          -----          -----         ------          -----         ------
     Total                                  1,465           (159)         1,306          1,236           (143)         1,093

Interest expense:
   Savings, now, money market                 156           ( 64)            92            357           ( 11)           346



   Time deposits                              192             40            232            (97)          ( 45)         (142)
   Other borrowings                             8              0              8             30          (   4)           26
                                           ------          -----          -----         ------          -----         ------
  Total                                       356           ( 24)           332            290           ( 60)          230
                                           ------          -----          -----         ------          -----         ------
Increase (decrease) in net
   Interest income                         $1,109          $(135)          $974           $946          $( 83)         $863
                                           ------          -----          -----         ------          -----         ------
                                           ------          -----          -----         ------          -----         ------


(1) Loan fees of $312 and $265 for 1998 and 1997, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Any change attributable to changes in both volume and rate which cannot be segregated has been allocated.

Non-Interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machines ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for 1998 was $6,360,803 compared to $4,966,182 for 1997. The primary increase in non-interest income is attributable to ATM transaction fees, ATM interchange income, and ATM sponsorship fees. These fees increased by $881,245 from 1997. ATM transaction fees, interchange income, and sponsorship fees were $4,262,825 for 1998 compared to $3,381,580 for 1997. In previous years the Bank shared a portion of the fees with two individuals who had helped to make these arrangements and with the tribes on whose lands the cash dispensing machines are installed. During September 1996, the Bank bought out the interest of one of the individuals. During April 1997, the Bank bought out the interest of the other individual. In prior years, the Bank only received the net earnings from the surcharge revenue received from the gaming network. After the bank had purchased the interest of the two individuals, it then assumed all direct costs and received all of the revenue net of the amounts that are still paid to the tribes on whose land the casinos are located. The contract buy outs are being amortized over a period of 18 to 36 months. The Bank receives income for each transaction and as the volume increases so does the related income. The competition related to the installation of ATM machines has been increasing and the increased competition could reduce future income from existing machines. To offset this lost revenue the Bank is actively seeking new locations. During the fourth quarter of 1998, 6 ATMs in a particular gaming facility were shut down due to the owners change in operating policy. These machines were removed at an expense of approximately $125,000 to the bank. The net earnings from All ATM operations before deducting for overhead expenses and salaries were $1,506,032, $1,493,778, and $1,419,244, for the years ended December 31, 1998, 1997, and 1996, respectively. Bankcard merchant fees were $757,380 in 1998 compared to $697,159 in 1997. The increase in merchant fees was due to an expansion in the number of merchants added by the Bank during the year.

Non-Interest Expenses

Non-interest expenses have increased as a result of the Bank's growth in its branches and ATM network. Several new retail ATM locations were opened during the year. The bank opened a new loan production office in August, 1998, opened escrow to purchase property for a new branch in Atascadero, Ca. in April, 1998 and entered into a new lease to open a new branch in Santa Maria, Ca. in November, 1998. On February 1, 1999, the Bank opened a full service branch office in the newly leased facility in Santa Maria.

Salaries and employee benefit expenses were $2,892,921 and $2,402,600 for 1998 and 1997 respectively. Full time equivalent employees were 68 for 1998 and 62 for 1997. The increase in salary and benefit expense is attributable to increased staffing attributable to the bank's growth during the year. Staff for the Atascadero and Santa Maria branches were brought on board late in 1998 for training and business development. Bonus expense and related payroll tax expense increased approximately $80,000 over the previous year. The ratio of "assets per employee," one of the measures of operational efficiency, was $1,924,245 and
                                                                          17

$1,504,923 for 1998, and 1997 respectively. Occupancy, furniture and equipment expenses were $923,207 during 1998, compared to $782,217 incurred in 1997. As is noted elsewhere in this document, preparation for Year 2000 compliance has added to the equipment expense for 1998.

Other expenses increased to $5,752,419 in 1998 as compared to $4,047,572 in 1997. The increase in other expenses reflects costs associated with growth of the Bank, and $1,008,619 increase in cost associated with the growth of the ATM network. The ATM cost increased as a result of the purchase of the interest of two participants in the ATM network in 1997. Previously, the Bank only received the net income from these ATM networks and now they are directly responsible for paying all of the expenses associated with the operation of the ATM networks.

Bankcard merchant expenses were $864,970 for 1998, compared to $604,011 for 1997 the increase resulted from the expansion in the number of merchants processed by the Bank. A $103,000 provision for possible Point Of Sale Loss was made in 1998 to provide adequate protection against possible losses associated with merchant processing activities.

Provision for Income Taxes

The provision for income taxes was $728,026 for 1998 compared to $781,732 in 1997. The decrease in the provision is the result of increased tax-exempt investments. The Bank's effective tax rate was 35.1% and 38.3% in 1998 and 1997, respectively.

Provision and Allowance for Credit Losses

The allowance for credit losses is based upon management's evaluation of the adequacy of the existing allowance for outstanding loans. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon loan growth during the period, a comprehensive grading and review formula for loans outstanding and historical loss experience. In addition, management periodically reviews the condition of the loan portfolio including the value of security interest related to portfolio loans and the economic circumstances which may affect the value of portfolio loans to determine the adequacy of the allowance. The evaluation of the allowance is reviewed by management and reported on an ongoing basis to the Company's Loan Committee, Audit Committee and Board of Directors. A provision for credit losses of $164,000 was expended in both 1998 and 1997. Net loan charge-offs (loans charged off, net of loans recovered) were $24,749 in 1998. Net charge-offs were $5,641 during 1997. The allowance for credit losses as a percent of total gross loans at year-end 1998 and 1997 was 1.47% and 1.67%, respectively. Monitoring of all credits enables management to analyze any inherent risks in the portfolio which may result from changes in economic conditions.

The following table summarizes the analysis of the allowance for loan losses as of December 31, 1998 and 1997.


                        Analysis of Allowance for Loan Losses

                                                      1998          1997
                                                      ----          ----
Balance at Beginning of Period                      $930,284      $771,925

Charge-offs:
  Commercial, Financial and Agricultural              32,431             0
  Real Estate - Construction                               0             0
  Installment Loans to Individuals:
       Money Plus                                          0         1,381




       Credit Cards                                    6,801        37,658
       Other Installment                               6,045         9,810
                                                 -----------   -----------
Total charge-offs                                     45,277        48,849
                                                 -----------   -----------

Recoveries:
  Commercial, Financial and Agricultural               8,632        20,021
  Real Estate - Construction                               0           590
  Installment Loans to Individuals:
       Money Plus                                         25           466
       Credit Cards                                    5,160         2,329
       Other Installment                               6,711        19,802
                                                 -----------   -----------
Total Recoveries                                      20,528        43,208
                                                 -----------   -----------
  Net Charge-offs                                     24,749         5,641
Additions Charged to Operations                      164,000       164,000
                                                 -----------   -----------
Balance at End of Period                          $1,069,535     $ 930,284
                                                 -----------   -----------
                                                 -----------   -----------
Gross Loans at End of Period                     $72,840,372   $55,627,768

Ratio of Net Charge-offs During the
Year to Average Loans outstanding                      0.03%         0.01%

Ratio of Reserves to Gross Loans                       1.47%         1.67%

Ratio of Non-performing Loans to
the Allowance for Credit Losses                       93.17%       109.13%

The Bank adopted SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1996. In accordance with SFAS No. 114, those loans identified as "impaired" are measured on the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction on the loan principal balance.

Included in non- performing loans for the last three years is a loan for $758,115. This loan is secured by real estate with an appraised value of approximately $1,500,000. Even though this loan is on a nonaccrual status, management doesn't believe that there will be any loss of the principal due.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                        1998                                    1997
                                                  % OF LOANS                              % OF LOANS

                                                             IN EACH CATEGORY                       IN EACH CATEGORY
                                                             TO TOTAL LOANS                         TO TOTAL LOANS

                                                      AMOUNT               LOANS              AMOUNT               LOANS
Commercial, Financial
  and Agricultural                                  $537,238              50.23%            $428,341              46.04%

Real Estate -
 Construction                                        192,001              17.95%             190,804              20.51%

Real Estate -
 Mortgage                                            260,665              24.37%             249,875              26.86%

Installment Loans
 to individuals                                      $75,819               7.09%             $59,295               6.37%

All Other Loans
 (Including overdrafts)                                3,812                .36%               1,969                .22%
                                                  ----------             ------             --------             ------
                                                  $1,069,535             100.00%            $930,284             100.00%
                                                  ----------             ------             --------             ------
                                                  ----------             ------             --------             ------

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

Local Economy

The California economy is expected to continue to grow at a modest rate during 1999, with the local economy in the Bank's primary service area anticipated to show higher rates of growth than the state as a whole.
During 1998, the bank expanded its market into the South San Luis Obispo County area through the operations of a new Loan Production Office. The bank also began plans to expand into Northern Santa Barbara County with a new full service branch office in Santa Maria which opened on February 1, 1999. Continued market expansion will take place with the opening of a new full service branch office located in the city of Atascadero, Ca. Scheduled opening is set for March 15, 1999.

Business and retail activity has increased throughout the Central Coast over the past two years. The economic outlook is for continues expansion in the economy for at least the next two to three years. Real estate prices have stabilized and began to show signs of increasing at a moderate rate. New home construction has shown strong increases. with interest rates at a record low level, home construction and mortgage organization should be strong sectors of the local economy for some time to come.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $131,033,498 at December 31, 1998 compared to $93,319,422 in 1997.

A major portion of the Bank's loans are adjustable. Approximately 73% of the loans are adjustable. The majority of those loans that reprice are tied to changes in the prime rate. If interest rates change, the yield on these loans will also change. A 1.00% increase in the prime rate would increase net interest income approximately $193,116 a year and a 1.00% decrease in the prime rate would decrease net interest income by $142,464 a year.

The following table summarizes the composition of the loan portfolio as of December 31, 1998 and 1997.

                            COMPOSITION OF LOAN PORTFOLIO

                                              1998                                1997
                                              ----                                ----
LOAN CATEGORY                               AMOUNT        PERCENT       AMOUNT         PERCENT
                                      --------------------------------------------------------
COMMERCIAL, FINANCIAL
  AND AGRICULTURAL                     $38,220,932         53.69%    $24,830,234         44.84%

REAL ESTATE-CONSTRUCTION                 8,357,701         11.74%      6,953,512         12.56%

REAL ESTATE-MORTGAGE                    21,672,158         30.44%     19,143,755         34.57%

INSTALLMENT LOANS TO INDIVIDUALS         2,611,325          3.68%      4,296,204          7.76%

ALL OTHER (INCLUDING OVERDRAFTS)           323,493          0.45%        152,606          0.27%
                                      --------------------------------------------------------
TOTAL LOANS, GROSS                      71,185,609        100.00%     55,376,311        100.00%
                                                          ------                        ------
                                                          ------                        ------
DEFERRED LOAN FEES                        (313,032)                     (243,893)

RESERVE FOR POSSIBLE                    (1,069,535)                     (930,284)
                                       -----------                   -----------
  LOAN LOSSES

TOTAL LOANS, NET                       $69,803,042                   $54,202,134
                                       -----------                   -----------
                                       -----------                   -----------

Net loans totaled $69,803,042 at December 31, 1998, compared to $54,202,134 at December 31, 1997. Loans increased during the year as the result of our downtown San Luis Obispo branch and moderate growth at the head office. The primary growth was approximately $13,390,698 in commercial and agricultural loans.

The following are the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 1998.


                                                       After One
                                        Due Within     Year but         After
Loan Category                             One Year    Within Five     Five Years         Totals
-------------
(Dollars in thousands)
Commercial, Financial
 and Agricultural                          $ 9,536        $ 9,741       $ 18,944       $ 38,221

Real Estate -
 Construction                                6,423            348          1,587          8,358

Real Estate -
 Mortgage                                    2,434          5,335         13,903         21,672

Installment Loans
 to individuals                                196          1,113          1,303          2,612

All Other loans




 (including overdrafts)                        323              -              -            323
                                           -------        -------        -------        -------
TOTALS                                     $18,912        $16,537        $35,737        $71,186
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------


                                                        After One
                                        Due Within       Year but          After
                                          One Year    Within Five     Five Years         Totals

Predetermined rates                         $5,684        $ 4,656        $10,641        $20,986

Floating or adjustable
 rates                                      13,323         11,880         25,096         50,199
                                           -------        -------        -------        -------
TOTALS                                    $ 18,912       $ 16,537        $35,737       $ 71,186
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------


Risk Elements

Risk elements on loans are presented in the following table for December 31:

                                                             1998           1997
                                                             ----           ----
Nonaccrual Loans (impaired loans)                        $934,389       $864,488

Accruing Loans Past Due 90 days                              $-0-        $95,536

Restructured Loans                                       $396,506       $407,929

Interest Excluded on Nonaccrual Loans                    $103,164        $94,762

Interest Recognized on Nonaccrual and Troubled
 Debt Restructured Loans                                  $31,723        $40,753


At December 31, 1998, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

Total Cash and Due from Banks

Total cash and due from banks increased from $12,491,388 at December 31, 1997 to $17,239,179 at December 31, 1998. The large amount of cash and due from banks is to fund the operations of the Bank's two ATM networks. If the Bank were to sell these two networks, the amount of cash would then be invested in securities and loans.

Other earning assets are comprised of Federal Funds sold (funds lent on a short term basis to other banks), investment securities and short term certificates of deposit at other financial institutions. These assets are maintained for short term liquidity needs of thnk, collateralization of public deposits, and diversification of the earning asset mix.

Other earning assets increased to $36,988,232 at December 31, 1998 compared to $21,003,929 at December 31, 1997. The increase in 1997 represents an increase in the overall size of the Bank and the investment of excess funds. Other earning assets represented 33.7% of the earning asset portfolio at December 31, 1998, compared to 27.3% in 1997. On December 31, 1998, one particular customer of the bank had an extraordinary deposit of approximately $5 million. These excess funds remained on deposit for less than one week.

The following table summarizes the composition of other earning assets at December 31:

                         COMPOSITION OF OTHER EARNING ASSETS

                                                        1998                          1997
                                                AMOUNT        PERCENT         AMOUNT        PERCENT
                                           ---------------------------------------------------------
HELD TO MATURITY INVESTMENTS                $15,758,151         42.60%    $11,590,592         55.19%

AVAILABLE FOR SALE INVESTMENTS               12,863,106         34.78%      8,303,218         39.53%

FEDERAL FUNDS SOLD                            7,700,000         20.82%        500,000          2.38%

CERTIFICATE OF DEPOSITS                         666,975          1.80%        610,119          2.90%
                                           ---------------------------------------------------------
TOTAL OTHER EARNING ASSETS                  $36,988,232        100.00%    $21,003,929        100.00%
                                           ---------------------------------------------------------
                                           ---------------------------------------------------------


The Amortized cost, fair value, and maturities at December 31, 1998 are as follows:


                            Securities Available            Securities Held
                                   For Sale                   To Maturity
                            Amortized     Fair           Amortized     Fair
                             Cost         Value           Cost         Value
                         -----------   -----------     -----------    -----------
DUE IN ONE YEAR OR LESS   $7,973,633   $ 7,973,633       $ 279,194     $  279,191

DUE AFTER ONE YEAR
  THROUGH FIVE YEARS               0             0       1,343,142      1,352,728

DUE AFTER FIVE YEARS
  THROUGH TEN YEARS                0             0       1,921,440      1,936,737

DUE AFTER TEN YEARS        1,650,875     1,814,420       4,045,680      4,051,411

MORTGAGE-BACKED
  SECURITIES               3,286,605     3,075,053       8,168,695      8,438,940
                         -----------   -----------     -----------    -----------
   TOTAL                 $12,911,113   $12,863,106     $15,758,151    $16,059,007
                         -----------   -----------     -----------    -----------
                         -----------   -----------     -----------    -----------

Deposits

Total deposits increased to $119,407,706 at December 31, 1998. Total deposits at December 31, 1997 were $83,549,657. As is indicated elsewhere in this document, one particular customer had an extraordinary deposit on December 31, 1998 in the approximate amount of $5 million. These funds remained on deposit for less than one week.

The following table sets forth information for the last two fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories.

                               COMPOSITION OF DEPOSITS

                                    1998                          1997


                                                AVERAGE                       AVERAGE
DEPOSIT TYPE                     BALANCE      RATE PAID        BALANCE      RATE PAID
                             --------------------------------------------------------
NON-INTEREST BEARING DEMAND  $38,672,576          0.00%    $18,407,169          0.00%

INTEREST BEARING DEMAND       34,601,620          2.19%     30,047,646          2.27%

SAVINGS                       11,592,945          2.40%     10,766,665          2.51%

MONEY MARKET                   5,410,316          3.21%      5,819,526          3.84%

TIME DEPOSITS                 29,130,249          5.16%     18,508,651          4.99%
                            ------------                   -----------

TOTAL DEPOSITS              $119,407,706          2.56%    $83,549,657          2.71%
                            ------------                   -----------
                            ------------                   -----------


Set forth below is a maturity schedule of domestic time certificates of deposits of $100,000 and over at December 31, 1998.


TIME DEPOSITS $100,000 AND OVER:
-------------------------------
(Dollars in thousands)
Less than 3 months                                            $2,300
3-12 months                                                    1,616
Over 1 year                                                      757
                                                              ------
TOTAL                                                         $4,673
                                                              ------
                                                              ------


Capital

The Company's total stockholders equity was $9,436,670 as of December 31, 1998 compared to $8,127,078 as of December 31, 1997. The increase in capital during 1998 was due to net income of $1,346,595, a cash dividend of $0.50 per share ($519,850) paid on February 27, 1998, stock options exercised in the amount of $289,684 and an increase in the valuation allowance for investments of $193,163. The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities."

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

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any Goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments. Summarized below are the Bank's capital ratios at December 31, 1998.


                                          Minimum Regulatory       Heritage
                                         Capital Requirements      Oaks Bank
Leverage Ratio                                 4.00%                 7.55%
Tier One Risk Based Capital Ratio              4.00%                 9.69%
Total Risk Based Capital Ratio                 8.00%                10.81%

Generally speaking, the primary source of new capital will be generated from retained earnings. However, to provide for instances when retained earnings may not keep pace with asset growth, additional sources of capital need to be made available. To that end, on September 11, 1998, Heritage Oaks Bancorp executed a Promissory Note for a $2 million line of credit with Pacific Coast Bankers' Bank. The characteristics of the note are as follows:

        -Collateralized with 339,332 shares of Heritage Oaks Bank common stock -Maturity of August 15, 2004.
        -Interest only for first year of quarterly payments
        -Subsequent payments to be fully amortized to maturity based on outstanding balance owed.

On September 28, 1998, October 30, 1998 and December 30, 1998, the Bancorp drew on the line for $200,000, $200,000 and $350,000, respectively. On September 29, 1998, October 30, 1998 , December 30, 1998 and December 31, 1998, Bancorp invested $150,000, $200,000, $300,000 and $50,000, respectively, in Heritage Oaks Bank as paid in Capital, Surplus.

In addition to this and pursuant to the Capital Plan, the Board of Directors are reviewing other sources of capital for the bank.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks which serve as a secondary liquidity source in the amount of $3,500,000. The Bank has also established two borrowing lines with brokers whereby the Bank can pledge investment securities as collateral for short term borrowings.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At December 31, 1998, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities were 26.3% compared to 28.7% in 1997. At December 31, 1998 and December 31, 1997, there were no assets pledged as collateral on borrowings. The ratio of gross loans to deposits, another key liquidity ratio, was 59.6% at year end 1998 compared to 66.6% at December 31, 1997.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 1998 has not been significant to the Bank's financial position or results of operations.

Year 2000 Risks and Preparedness

     Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the

Year 2000 or possibly earlier. The Year 2000 issue affects the Company in that the financial services business is highly dependent on computer applications in a variety of ways, including the following (i) the Company relies on computer systems in almost all aspects of its business, including the processing of deposits, loans and other services and products offered to customers, the failure of which in connection with the Year 2000 could cause systemic disruptions and failures in the products and services offered by the Company, (ii) other banks, clearing houses and vendors whose products and services the Company uses are at risk of systemic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issue~ prior to the Year 2000, (iii) the creditworthiness of borrowers of the Company might be diminished by significant disruptions of their business as a result of their own or others failure to address adequately the Year 2000 issues prior to the Year 2000, and (iv) federal balancing agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the year 2000 problem pursuant to which the federal banking agencies may take supervisory action against financial institutions that fail to address appropriately Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, denial of applications to the federal banking agencies, civil money penalties and a reduction in the management component rating of the institution's composite rating.

     In order to address the Year 2000 issues facing the Company, the Company's Management has initiated a program to prepare the Company's computer systems and applications for the Year 2000 (the "Year 2000 Plan). The primary focus of the Year 2000 Plan is to convert to the target systems identified and believed to be Year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare for conversion and Year 2000 system preparations, testing and conversion of primary system applications and hardware is expected to cost approximately $191,000 to be expended during fiscal years 1998 and 1999.

     As a part of the Year 2000 Plan, the Company is not only undertaking the infrastructure and facilities enhancement and testing necessary to ensure that the Company is adequately prepared for the Year 2000, but the Company is also communicating with its vendors upon whose services the Company relics to ensure Year 2000 compliance. Pursuant to the Year 2000 Plan, the Company substantially completed testing of its mission-critical systems and the computer-related interactive vendor Systems by December 31, 1998 and expects to complete all testing by June 1999. In addition, as part of the credit review process, the Company is communicating with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its deposit customers as well. The Company is also preparing contingency plans to protect the Company in the event that the Company is unable to attain Year 2000 compliance in certain applications according to the Year 2000 Plan.

     The Company has established a working committee comprised of Senior and Middle Management to plan for and monitor the Company's compliance with Year 2000 issues. This committee has developed a comprehensive policy setting forth priorities and a timetable for the Bank to follow in this process.

     The Company has developed a contingency plan that identifies the mission critical processes and service providers. An alternative provider or process has been identified for each mission critical vendor. In addition, on the assumption that the original or alternative process fails at the point of processing in the Year 2000, contingency plans are being designed that will provide minimum levels of service or outputs until the failed system can be repaired or replaced. Most of these contingency plans are manual effort systems. Test results to-date indicate that the original system for each mission critical system should meet the demands of processing in the Year 2000. As a reasonable worst case, the manual systems designed should provide the minimum levels of service for the time required to repair or replace failed systems. However, in the case of failure, the ultimate impact on financial operations is not known, nor is it known what impact a regional or nationwide power failure or communications breakdown would have on the financial performance of the Company.

     The Company has created a budget specific to Year 2000 readiness. The budget is comprised of the following components: (1) Consulting assistance for testing, (2) Auditing, and (3) Operating system and network upgrades. This component is budgeted at $191,000. As of December 31, 1998, $71,104 or 37% has been spent. Senior Management reviews the budget from time to time as the Year 2000 Plan is implemented. There is no assurance that additional amounts will not be added to the amounts already budgeted for Year 2000 expenditures. With respect components number (1) and (2), it should be noted that Heritage Oaks Bank has the resources in-house to audit review of the effectiveness of the Year 2000 Plan and the technological assistance necessary in preparing for and conducting the Company's testing plan.

     In addition, the Company has dedicated significant human resources to the Year 2000 Plan. This includes the salaries and benefits of personnel devoting significant time to the plan. As of December 31, 1998 the Company had expended over $ $16,000 in "man-hours" to the project, equivalent to 16 work weeks. In addition, expenditures have been made in the areas of advertising and public relations, customer and employee awareness programs and more.

     In April of 1998, the Company initiated a credit risk assessment program, with loan officers completing a Year 2000 questionnaire for all new and renewed credits in amounts over $150,000.00. These questionnaires were designed to provide the Company's management with information by which it could evaluate the borrower's awareness of and sensitivity to Year 2000 risk. Questionnaires are reviewed and discussed at weekly Officer Loan Committee meetings and are further reviewed by Credit Administration and Senior Lender to ascertain Year 2000 risk associated with the credit. As a result of this review, $89,410 has been allocated to the Company's loan loss provision. In addition, legal ~ Year 2000 issues are included in significant commitment letters and loan documentation for certain borrowers. Finally, on loan participation's purchased, the Company requires assurances from the lead lender that it has obtained a Year 2000 questionnaire from the borrower and also that the lead lender is satisfactorily progressing toward Year 2000 compliance.

     Although the Company believes that its Year 2000 Plan and other steps being taken are adequate to ensure that it will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 Plan and the Company's other Year 2000 remedial and contingency plans will fully protect the Company from the risks associated with the Year 2000. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events and there can be no assurance that the Company's Management has accurately predicted such future events or that the remedial and contingency plans of the Company will adequately address such future events. In the event that the business of the Company, of vendors of the Company or of customers of the Company is disrupted as a result of the Year 2000 problem, such disruption could have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

                              HERITAGE OAKS BANCORP


                       -----------------------------------
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

                                      with

                          INDEPENDENT AUDITORS' REPORT
                       -----------------------------------

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES

                          DECEMBER 31, 1998, 1997 AND 1996





                                      CONTENTS





INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . 1


FINANCIAL STATEMENTS

  Consolidated Balance Sheets
  December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 2

  Consolidated Statements of Income
  For the Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . 3

  Consolidated Statements of Changes in Stockholders' Equity
  For the Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . 5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . 7

                            INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Heritage Oaks Bancorp and Subsidiaries
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp as of December 31, 1998 and 1997, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Rancho Cucamonga, California
February 5, 1999

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1998 AND 1997


                                     ASSETS
                                                                                            1998                   1997
                                                                                       --------------          ------------
Cash and due from banks (there was no minimum Federal
  Reserve balance requirement at December 31, 1998)                                      $ 17,239,179           $12,491,388
Federal funds sold                                                                          7,700,000               500,000
                                                                                       --------------          ------------
                      Total Cash and Cash Equivalents                                      24,939,179            12,991,388
Interest-bearing deposits in other financial institutions                                     666,975               610,119
Investment securities (Notes #1C and #2)
      Available-for-sale                                                                   12,863,106             8,303,218
      Held-to-maturity, fair value of $16,059,007 and $11,839,161
        at December 31, 1998 and 1997, respectively                                        15,758,151            11,590,592
Loans held for sale (Notes #1E and #4)                                                      1,654,765               495,350
Loans, net of deferred fees and reserves for possible loan losses of $1,069,535 and $930,284 at December 31, 1998
  and 1997, respectively (Notes #1D and 4)                                                 69,803,041            54,202,134
Property premises and equipment, net (Notes #1G and #7)                                     2,447,385             2,072,711
Other real estate owned (Notes #1H and #20)                                                                          62,000
Net deferred tax asset (Notes #1I and #8)                                                     563,699               566,612
Cash surrender value of life insurance                                                      1,020,576               970,318
Other assets                                                                                1,451,621             1,454,980
                                                                                       --------------          ------------
                      Total Assets                                                       $131,168,498           $93,319,422
                                                                                       --------------          ------------
                                                                                       --------------          ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
          Demand non-interest bearing                                                      38,672,576            18,407,169
          Savings, NOW and money market deposits                                           51,604,881            46,633,837
          Time deposits of $100,000 or more                                                 4,673,298               970,300
          Time deposits under $100,000                                                     24,456,951            17,538,351
                                                                                       --------------          ------------
                      Total Deposits                                                      119,407,706            83,549,657
      Notes payable (Note #10)                                                                750,000
      Other liabilities                                                                     1,574,122             1,642,687
                                                                                       --------------          ------------
                      Total Liabilities                                                   121,731,828            85,192,344
                                                                                       --------------          ------------
Stockholders' Equity
      Common stock, no par value; 20,000,000 authorized;
         1,069,791 and 1,036,626 shares issued and
        outstanding for 1998 and 1997, respectively                                         4,470,170             4,180,486
      Retained earnings                                                                     5,154,666             4,327,921
      Accumulated other comprehensive income                                                 (188,166)             (381,329)
                                                                                       --------------          ------------
                      Total Stockholders' Equity                                            9,436,670             8,127,078
                                                                                       --------------          ------------
                      Total Liabilities and Stockholders' Equity                         $131,168,498           $93,319,422
                                                                                       --------------          ------------
                                                                                       --------------          ------------

The accompanying notes are an integral part of these financial statements.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998           1997          1996
                                                             -----------    -----------   -----------
INTEREST INCOME
      Interest and fees on loans (Note #1D)                  $ 6,459,394    $ 5,505,740   $ 4,578,552
      Interest on Investment Securities (Note #1C)
          U.S. Treasury Securities                                27,396         51,472        51,666
          Obligations of U.S. Government Agencies                907,482        777,718       684,716
          Corporate Bonds, Mutual Funds, Commercial Paper        123,003         69,907        24,838
          Obligations of State and Political Subdivisions        253,148        126,916       138,345
      Interest on time deposits with other banks                  23,515         11,016         5,334
      Interest on Federal funds sold                             196,727        142,484       108,013
                                                             -----------    -----------   -----------
                      Total Interest Income                    7,990,665      6,685,253     5,591,464
                                                             -----------    -----------   -----------

INTEREST EXPENSE
      Interest on savings, NOW and money market deposits       1,142,163      1,049,847       703,580
      Interest on time deposits in denominations of
       $100,000 or more                                          204,986        112,009       110,221
      Interest on time deposits under $100,000                 1,133,271        993,941     1,138,282
      Other                                                       63,880         56,453        29,795
                                                             -----------    -----------   -----------
                      Total Interest Expense                   2,544,300      2,212,250     1,981,878
                                                             -----------    -----------   -----------
      Net interest income before provision for
        possible loan losses                                   5,446,365      4,473,003     3,609,586
                      Provision for Possible Loan Losses         164,000        164,000        90,000
                                                             -----------    -----------   -----------
                                                               5,282,365      4,309,003     3,519,586
                                                             -----------    -----------   -----------
NON-INTEREST INCOME
      Service charges on deposit accounts                        690,710        559,874       373,022
      Insurance and brokerage commission fees                     20,931         11,780        14,693
      Investment securities gain/(loss), net                      10,504        (16,719)
      Other                                                    5,638,658      4,411,247     2,501,108
                                                             -----------    -----------   -----------
                      Total Non-interest Income                6,360,803      4,966,182     2,888,823
                                                             -----------    -----------   -----------
NON-INTEREST EXPENSES
      Salaries and employee benefits                           2,892,921      2,402,600     1,873,389
      Equipment expenses                                         382,316        275,745       252,013
      Occupancy expenses                                         540,891        506,472       518,270
      Other expenses (Note #13)                                5,752,419      4,047,572     2,297,563
                                                             -----------    -----------   -----------
                      Total Non-interest Expenses              9,568,547      7,232,389     4,941,235
                                                             -----------    -----------   -----------
Income Before Provision for Income Taxes                       2,074,621      2,042,796     1,467,174
Provision for Income Taxes (Notes #1I and #8)                    728,026        781,732       553,343
                                                             -----------    -----------   -----------
Net Income                                                   $ 1,346,595    $ 1,261,064   $   913,831
                                                             -----------    -----------   -----------
                                                             -----------    -----------   -----------

Earnings Per Share (Notes #1L and #17)
       Basic                                                 $      1.24    $      1.18   $      0.88
                                                             -----------    -----------   -----------
                                                             -----------    -----------   -----------
       Diluted                                               $      1.13    $      1.11   $      0.84
                                                             -----------    -----------   -----------
                                                             -----------    -----------   -----------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                       Accumulated
                                                            Number of                                    Other          Total
                                                             Shares        Common        Retained    Comprehensive   Stockholders'
                                                           Outstanding     Stock         Earnings        Income         Equity
                                                           -----------    ----------    ----------    -----------    ------------
BALANCE, January 1, 1996                                   665,655        $4,033,809    $2,705,175     $(513,521)    $6,225,463
  Exercise of stock options                                  9,641            55,436                                     55,436
  Cash dividends paid - $.32 per share                                                    (213,011)                    (213,011)
  Comprehensive income
  Net income                                                                               913,831                      913,831
  Unrealized security holding gains
    (net of $50,998 tax)                                                                                   71,429        71,429
  Comprehensive income                                                                                                  985,260
                                                         -------------    ----------    ----------    -----------    ------------
BALANCE, December 31, 1996                                 675,296         4,089,245     3,405,995       (442,092)    7,053,148
  Exercise of stock options                                 15,868            91,241                                     91,241
  Cash dividends paid - $.33 per share                                                    (337,787)                    (337,787)
  Three-for-two stock split                                345,462
  Cash paid to stockholders in lieu of
    fractional shares on three-for-two
    stock split                                                                             (1,351)                      (1,351)
  Comprehensive income
  Net income                                                                             1,261,064                    1,261,064
  Unrealized security holding gains (net of $37,563 tax)                                                   49,896        49,896
      less reclassification adjustments for losses
      (net of $5,852 tax)                                                                                  10,867        10,867
      Total other comprehensive income                                                                                   60,763
  Comprehensive income                                                                                                1,321,827
                                                         -------------    ----------    ----------    -----------    ------------
BALANCE, December 31, 1997                               1,036,626         4,180,486     4,327,921       (381,329)    8,127,078
  Exercise of stock options                                 33,165           289,684                                    289,684
  Cash dividends paid - $.50 per share                                                    (519,850)                    (519,850)
  Comprehensive income
  Net income                                                                             1,346,595                    1,346,595
  Unrealized security holding gains (net of $141,588)                                                     199,991       199,991
      less reclassification adjustments for losses
      (net of $3,676 tax)                                                                                 (6,828)        (6,828)
      Total other comprehensive income                                                                                  193,163
  Comprehensive income                                                                                                1,539,758
                                                         -------------    ----------    ----------    -----------    ------------
BALANCE, December 31, 1998                                1,069,791   $    4,470,170  $  5,154,666   $  (188,166)   $ 9,436,670
                                                         -------------    ----------    ----------    -----------    ------------
                                                         -------------    ----------    ----------    -----------    ------------


The accompanying notes are an integral part of these financial statements.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                                 1998             1997                1996
                                                                             ------------     ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $  1,346,595     $  1,261,064       $   913,831
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Net cash provided by operating activities
       Depreciation and amortization                                              427,759          351,303           262,424
       Provision for possible loan losses                                         164,000          164,000            90,000
       Provision for possible OREO losses                                           7,369
       Net (gain)/loss on sales of investment securities                          (10,504)          16,719
       Amortization of premiums/discounts on
       investment securities, net                                                (161,672)         (74,194)          (63,468)
       Increase in deferred tax asset                                            (135,000)
       Increase in other assets                                                     3,359         (145,068)         (358,556)
       Increase/(decrease) in other liabilities                                   (68,565)         257,944            (6,496)
                                                                             ------------     ------------       -----------
           Net cash provided by operating activities                            1,573,341        1,831,768           837,735
                                                                             ------------     ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities held-to-maturity                                      (3,607,551)      (3,976,013)       (2,856,218)
  Purchase of mortgage-backed securities held-to-maturity                      (6,143,140)      (2,080,158)
  Purchase of securities available-for-sale                                   (10,098,137)      (1,500,000)         (500,000)
  Purchase of mortgage-backed securities available-for-sale                      (696,825)      (3,355,847)
  Proceeds from sales of securities held-to-maturity                                             1,250,000
  Proceeds from principal reductions and maturities
   of securities held-to-maturity                                               2,379,076        2,125,000         3,890,000
  Proceeds from principal reductions and maturities
   of mortgage-backed securities held-to-maturity                               3,013,646          534,864           297,079
  Proceeds from sales of securities available-for-sale                          4,431,186        3,483,281
  Proceeds from principal reductions and maturities
   of securities available-for-sale                                                                                  500,000
  Proceeds from sales of mortgage-backed securities
   available-for-sale                                                             733,835
  Proceeds from principal reductions and maturities
   of mortgage-backed securities available-for-sale                             1,763,715          184,441
  Purchase of deposits with other banks                                           (56,856)        (510,119)
  Purchase of life insurance policies                                             (50,258)        (240,398)          (37,496)
  Proceeds from sale of other real estate owned                                    54,631
  Recoveries on loans previously written off                                       48,467           43,208            22,793
  Increase in loans, net                                                      (16,972,789)      (5,386,839)       (9,773,000)
  Purchase of property, premises and equipment, net                              (802,433)        (667,915)         (352,280)
                                                                             ------------     ------------       -----------
             Net Cash Used In Investing Activities                            (26,003,433)     (10,096,495)       (8,809,122)
                                                                             ------------     ------------       -----------

The accompanying notes are an integral part of these financial statements.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                 1998             1997              1996
                                                                             ------------     ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                                                   $35,858,049     $ 11,558,359      $  7,277,201
  Net increase/(decrease) in other borrowings                                                   (4,730,000)        4,730,000
  Net increase in notes payable                                                   750,000
  Proceeds from exercise of stock options                                         289,684           91,241            55,436
  Cash dividends paid or declared                                                (519,850)        (339,138)         (213,011)
                                                                             ------------     ------------       -----------
             Net Cash Provided By Financing Activities                         36,377,883        6,580,462        11,849,626
                                                                             ------------     ------------       -----------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                           11,947,791       (1,684,265)        3,878,239

CASH AND CASH EQUIVALENTS, Beginning of year                                   12,991,388       14,675,653        10,797,414
                                                                             ------------     ------------       -----------
CASH AND CASH EQUIVALENTS, End of year                                       $ 24,939,179     $ 12,991,388      $ 14,675,653
                                                                             ------------     ------------       -----------
                                                                             ------------     ------------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                              $  2,383,618     $  2,445,815      $  2,120,014
  Income taxes paid                                                           $   976,129       $  847,000        $  537,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION
  Change in other comprehensive income                                        $   193,163       $   60,763       $    71,429
  Transfer of loan to other real estate owned through foreclosure                  -            $   62,000            -


The accompanying notes are an integral part of these financial statements.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Heritage Oaks Bancorp (the Company) and Subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

A.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank and CCMS Systems, Inc. Intercompany balances and transactions have been eliminated.

B.   USE OF ESTIMATES

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

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

C.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities and mortgage-backed securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

D.   LOANS AND INTEREST ON LOANS

     Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan.

     In accordance with SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan," those loans identified as "impaired" are measured on the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

     Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.
     Interest payments received on such loans are applied as a reduction of the loan principal balance.

     All loans on nonaccrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio. All loans are generally charged off at such time the loan is classified a loss.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

E.   LOANS HELD FOR SALE

     Loans held for sale are carried at the lower of aggregate cost or market value, which is determined by the specified value in the commitments. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

F.   RESERVE FOR PROBABLE LOAN LOSSES

     The reserve for probable loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the reserve is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Reserves for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The reserve is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the reserve relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related reserve may change.

G.   PROPERTY, PREMISES AND EQUIPMENT

     Property, premises and equipment are stated at cost, less accumulated depreciation and amortization. Equipment under capital leases is carried at the present value of future minimum lease payments less accumulated amortization over the term of the lease. Depreciation is computed on a straight-line basis over the estimated useful lives of each asset type. Total depreciation expense for the reporting periods ending December 31, 1998, 1997 and 1996 were approximately $428,000, $351,000, and $262,000, respectively.

H.   OTHER REAL ESTATE OWNED

     Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair market value less estimated selling costs of the related real estate. Loan balances in excess of the fair market value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines in estimated fair value, operation income, and gains or losses on disposition of such properties are expensed or charged to current operations.

I.   INCOME TAXES

     Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes."

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

J.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans, deposits and deposits placed with other financial institutions on a net basis. For the purpose of the Statement of Cash Flows, cash and cash equivalents include cash and due from banks, cash items in transit, and Federal funds sold balances as of the year end.

K.   RECLASSIFICATIONS

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

L.   EARNINGS PER SHARE (EPS)

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

M.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, supercedes FASB No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FASB No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management has not determined the potential impact of this statement will have on the financial statements, however believes there will be no material effect on the Bank's financial condition or results of operations.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996



NOTE #2 - INVESTMENT SECURITIES

At December 31, 1998, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 1998, were:

                                                                  Gross             Gross
                                           Amortized            Unrealized        Unrealized
                                             Cost                 Gains             Losses            Fair Value
                                        ------------         -------------       -----------         -----------
Obligations of U.S. Government
  agencies and corporations             $ 1,650,875          $   163,545                             $ 1,814,420
Mortgage-backed securities                3,286,605                2,903          $ 214,455            3,075,053
Commercial paper                          7,969,833                                                    7,969,833
Other securities                              3,800                                                        3,800
                                        ------------         -------------       -----------         -----------
                      Total             $12,911,113          $   166,448          $ 214,455          $12,863,106
                                        ------------         -------------       -----------         -----------
                                        ------------         -------------       -----------         -----------


Available-for-sale securities in the amount of $2,089,375 were transferred to held-to-maturity during 1994. The unrealized loss of $330,165 net of tax of $137,098 was reflected in a separate component of stockholders' equity and is being amortized over the remaining life of the securities as a yield adjustment. At December 31, 1998, the remaining unrealized loss of $274,474 net of tax of $114,334 is included in the valuation allowance.

The amortized cost and fair values of investment securities held-to-maturity at December 31, 1998, were:



                                                                 Gross              Gross
                                          Amortized           Unrealized          Unrealized
                                             Cost                Gains              Losses           Fair Value
                                        ------------         -------------       -----------         -----------
U.S. Treasury securities                $    98,777                             $       777          $    98,000
Obligations of U.S. government
  agencies and corporations               1,235,905          $    25,798                132            1,261,571
Mortgage-backed securities                8,168,695              283,004             12,759            8,438,940
Obligations of state and
  political subdivisions                  6,254,774               14,059              8,337            6,260,496
                                        ------------         -------------     ------------        -------------
                      Total             $15,758,151          $   322,861        $    22,005          $16,059,007
                                        ------------         -------------     ------------        -------------
                                        ------------         -------------     ------------        -------------

                                       -11-

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #2 - INVESTMENT SECURITIES, (CONTINUED)

The amortized cost and fair values of investment securities available-for-sale at December 31, 1997, were:





                                                                 Gross              Gross
                                          Amortized           Unrealized          Unrealized
                                             Cost                Gains              Losses           Fair Value
                                        ------------         -------------       -----------         -----------
U.S. Treasury securities                $1,000,269                              $   (6,519)          $  993,750
Obligations of U.S. Government
  agencies and corporations              2,500,000          $    3,888             (11,573)           2,492,315
Mortgage-backed securities               5,167,677               3,442            (355,966)           4,815,153
Other securities                             2,000                                                        2,000
                                        ------------         -------------       -----------         -----------
                      Total             $8,669,946          $    7,330          $ (374,058)          $8,303,218
                                        ------------         -------------       -----------         -----------
                                        ------------         -------------       -----------         -----------





The amortized cost and fair values of investment securities held-to-maturity at December 31, 1997, were:



                                                                 Gross              Gross
                                          Amortized           Unrealized          Unrealized
                                             Cost                Gains              Losses           Fair Value
                                        ------------         -------------       -----------         -----------
U.S. Treasury securities                $    99,209                               $   (209)          $    99,000
Obligations of U.S. government
  agencies and corporations               3,051,500          $   236,577            (8,273)            3,279,804
Mortgage-backed securities                4,980,125               16,086            (3,182)            4,993,029
Obligations of state and
  political subdivisions                  3,459,758               10,898            (3,328)            3,467,328
                                        ------------         -------------       -----------         -----------
                      Total             $11,590,592          $   263,561          $(14,992)          $11,839,161



The amortized cost and fair values of investment securities available-for-sale and held-to-maturity at December 31, 1998, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                              Securities                            Securities
                                                          Available-for-Sale                     Held-to-Maturity
                                                --------------------------------          --------------------------------
                                                  Amortized                                Amortized
                                                    Cost             Fair Value               Cost              Fair Value
                                                -----------          -----------          -----------          -----------
Due in one year or less                         $ 7,973,633          $ 7,973,633          $   279,194          $   279,191
Due after one year through five years                                                       1,343,142            1,352,728
Due after five years through ten years                                                      1,921,440            1,936,737
Due after ten years                               1,650,875            1,814,420            4,045,680            4,051,411
Mortgage-backed securities                        3,286,605            3,075,053            8,168,695            8,438,940
                                                -----------          -----------          -----------          -----------
                      Total Securities          $12,911,113          $12,863,106          $15,758,151          $16,059,007
                                                -----------          -----------          -----------          -----------
                                                -----------          -----------          -----------          -----------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #2 - INVESTMENT SECURITIES, (CONTINUED)

Proceeds from sales and maturities of investment securities available-for-sale during 1998, 1997 and 1996, were $4,431,186, $3,483,281, and $500,000, respectively. In 1998, gross losses and gross gains on these sales were $9,970; and $13,365, respectively. In 1997, gross losses on these sales were $16,719; there were no gross gains. There were no gross gains or losses in 1996.

Proceeds from maturities and sales of investment securities held-to-maturity during 1998, 1997 and 1996, were $2,379,076, $3,375,000, and $3,890,000, respectively. There were no gains or losses on those sales and maturities in 1998, 1997 and 1996. Proceeds from sales and maturities of mortgage-backed securities in 1998, 1997 and 1996, were $5,511,196, $719,305, and $297,079, respectively. Gross gains on these sales during 1998 were $7,041. There were no gross gains or losses on these sales during 1997 and 1996. Unrealized losses on investment securities and mortgage-backed securities included in shareholders' equity net of tax at December 31, 1998, 1997 and 1996 were $188,166, $381,329, and $442,092, respectively. Securities having a carrying value of approximately $2,249,000 and $5,013,000 and a fair value of approximately $2,261,000 and $4,890,000 at December 31, 1998 and 1997,
respectively, were pledged to secure public deposits and for other purposes as required by law.


NOTE #3 - DERIVATIVE FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board Statement No. 119 defines a derivative as a future, forward, swap, option contract or other financial instrument with similar characteristics. The Bank has not utilized derivatives or related types of financial instruments except for Federal agency collateralized mortgage obligations and, therefore, this statement does no have a material impact.


NOTE #4 - LOANS

Major classifications of loans were:


                                                      1998            1997
                                                 ------------    ------------
Commercial, financial and agricultural           $ 38,220,932    $ 24,830,234
Real Estate - construction                          8,357,701       6,953,512
Real Estate - mortgage                             21,672,158      19,143,755
Installment loans to individuals                    2,611,325       4,296,204
All other loans (including overdrafts)                323,493         152,606
                                                 ------------    ------------
                                                   71,185,609      55,376,311
Less:  Deferred loan fees                            (313,033)       (243,893)
Less:  Reserve for possible loan losses            (1,069,535)       (930,284)
                                                 ------------    ------------
                      Total Loans                $ 69,803,041    $ 54,202,134
                                                 ------------    ------------
                                                 ------------    ------------
Loans held for sale                              $  1,654,765    $    495,350
                                                 ------------    ------------
                                                 ------------    ------------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




NOTE #4 - LOANS, (CONTINUED)

CONCENTRATION OF CREDIT RISK

At December 31, 1998, approximately $30,030,000 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:



                                                                1998                1997                1996
                                                           ----------          ----------          ----------
Recorded investment in impaired loans                      $  996,476          $1,015,207          $964,009
Related allowance for loan losses                             117,199             133,930           193,109
Average recorded investment in impaired loans               1,028,128             955,187           812,252
Interest income recognized for cash payments                   20,226
Cash receipts applied to reduce principal balance               5,023




The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled $934,389 and $864,488 at December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $103,164, $94,762, and $97,382 in 1998, 1997 and 1996, respectively.

At December 31, 1998 and 1997, the Bank had $0 and $95,536, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. These loans are well secured and in the process of collection, or are secured by 1-4 single-family residences.

At December 31, 1998, loans totaling $396,506 were classified as troubled debt restructurings.
                                       -14-

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996



NOTE #5 - RESERVE FOR PROBABLE LOAN LOSSES

Transactions in the reserve for probable loan losses are summarized as follows:



                                                         1998                  1997                  1996
                                                    -----------           -----------           -----------
Balance, Beginning of year                          $   930,284           $   771,925           $   766,262
Additions charged to operating expense                  164,000               164,000                90,000
Loans charged off                                       (45,277)              (48,849)             (107,130)
Recoveries of loans previously charged off               20,528                43,208                22,793
                                                    -----------           -----------           -----------
Balance, End of year                                $ 1,069,535           $   930,284           $   771,925
                                                    -----------           -----------           -----------
                                                    -----------           -----------           -----------




NOTE #6 - RELATED PARTY TRANSACTIONS

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Company. These loans were made and deposits were taken in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:



                                                   1998                1997
                                                ---------           ---------
Outstanding Balance, Beginning of year          $ 322,130           $ 285,011
Additional loans made                             548,264             115,344
Repayments                                       (148,785)            (78,225)
Loans sold                                        (22,877)
                                                ---------           ---------
Outstanding Balance, End of year                $ 698,732           $ 322,130
                                                ---------           ---------
                                                ---------           ---------



NOTE #7 - PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment consisted of the following:



                                                                    1998                1997
                                                                ----------          ----------
Land                                                            $  671,070          $  400,000
Building and improvements                                        2,294,000           2,222,997
Furniture and equipment                                          2,755,760           2,431,063
Construction in Progress                                           135,663
                                                                ----------          ----------
                                                                 5,856,493           5,054,060
      Less:  Accumulated depreciation and amortization           3,409,108           2,981,349
                                                                ----------          ----------
                      Total                                     $2,447,385          $2,072,711
                                                                ----------          ----------
                                                                ----------          ----------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996



NOTE #8 - INCOME TAXES

The current and deferred amounts of the provision (benefit) for income taxes were:


                                                                       Year Ending December 31,
                                                         ------------------------------------------------
                                                            1998               1997                1996
                                                         ---------          ---------           ---------
Federal Income Tax
      Current                                            $ 474,820          $ 551,554           $ 396,443
      Deferred                                               2,557             (3,143)             (9,105)
                                                         ---------          ---------           ---------
                      Total Federal Taxes                  477,377            548,411             387,338
                                                         ---------          ---------           ---------

State Franchise Tax
      Current                                              250,293            236,760             166,433
      Deferred                                                 356             (3,439)               (428)
                                                         ---------          ---------           ---------
                      Total State Franchise Tax            250,649            233,321             166,005
                                                         ---------          ---------           ---------
                      Total Income Taxes                 $ 728,026          $ 781,732           $ 553,343
                                                         ---------          ---------           ---------
                                                         ---------          ---------           ---------




The principal items giving rise to deferred taxes were:




                                                            1998             1997              1996
                                                         ---------         ---------        ---------
Use of different depreciation for tax purposes           $ 29,374          $ 15,100         $  2,300
Difference in loan loss provision for tax purposes         59,991            32,781           37,400
Differences arising from changes in accruals               51,762           (35,621)         (62,400)
Other, net                                               (138,214)          (18,802)          13,167
                                                         ---------         ---------        ---------
                      Total                              $  2,913          $ (6,542)        $ (9,533)
                                                         ---------         ---------        ---------
                                                         ---------         ---------        ---------

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:



                                                            1998              1997             1996
                                                         ---------         ---------        ---------
Tax provision at federal statutory tax rate              $705,371          $694,551         $498,839
State income taxes, net of federal income tax benefit     148,335           146,060          109,563
Other, net                                               (125,680)          (58,879)         (55,059)
                                                         ---------         ---------        ---------
                      Total Tax Provision                $728,026          $781,732         $553,343
                                                         ---------         ---------        ---------
                                                         ---------         ---------        ---------




The net deferred tax asset is determined as follows:



                                                            1998              1997             1996
                                                         ---------         ---------        ---------
Deferred tax assets arising from cumulative
  timing differences                                     $766,699          $669,612         $676,154
Valuation allowance*                                     (203,000)         (103,000)        (103,000)
                                                         ---------         ---------        ---------
                      Net Deferred Tax Asset             $563,699          $566,612         $573,154
                                                         ---------         ---------        ---------
                                                         ---------         ---------        ---------


 *The valuation allowance is estimated based upon amounts less than likely of future realization.



NOTE #9 - COMMITMENTS AND CONTINGENCIES

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996



The Company leases land, buildings, and equipment under noncancelable operating leases expiring at various dates through 2009. The following is a schedule of future minimum lease payments based upon obligations at year-end.




       Year Ending
      December 31,                              Amount
   -----------------                         ----------
          1999                               $  489,154
          2000                                  401,480
          2001                                  230,060
          2002                                  203,408
          2003                                  201,825
    More than 5 years                           955,546
                                             ----------
          Total                              $2,481,473
                                             ----------
                                             ----------





Total expenditures charged for leases for the reporting periods ended December 31, 1998, 1997 and 1996, were $312,467, $309,034 and $250,736, respectively.

The Company is involved in various litigation. In the opinion of management and the Company's legal counsel, the disposition of all such litigation pending will not have a material effect on the Company's financial statements.

At December 31, 1998 and 1997, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $889,684 and $298,019, respectively. At December 31, 1998 and 1997, the Bank had undisbursed loan commitments in the amount of $26,363,856 and $20,112,680, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

NOTE #10 - NOTES PAYABLE

On September 11, 1998, the Bancorp obtained a revolving line of credit in the amount of $2,000,000 through Pacific Coast Bankers' Bank. The note is secured by 339,332 shares of the Bank's stock. The note matures August 15, 2004, and bears interest at a variable rate of 1.00% over the Wall Street Journal prime rate. The outstanding principal balance at December 31, 1998, was $750,000. The note is payable in four quarterly interest payments followed by 20 consecutive principal and interest payments.

The following is the required principal resolution of the note assuming full disbursement of loan

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




proceeds of $2,000,000:



       Year Ending
      December 31,                              Amount
   -----------------                         ----------
          1999                               $  100,000
          2000                                  400,000
          2001                                  400,000
          2002                                  400,000
          2003                                  400,000
          2004                                  300,000
                                             ----------
          Total                              $2,000,000
                                             ----------
                                             ----------



NOTE #11 - STOCK SPLIT

On September 4, 1997, the Board of Directors approved a three-for-two stock split of its common stock. The outstanding shares and related calculations included in these financial statements reflect retroactive adjustments for this stock split.

NOTE #12 - STOCK OPTION PLANS

At December 31, 1998, the Bank had two stock option plans, which are described below. The Bank applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized for its stock option plans. Had compensation costs for these plans been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, the impact would not have materially affected net income.

The Company adopted the Bank's 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as non-qualified stock options under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of grant. Options granted vest at a rate of 25 percent per year for four years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 138,465 shares (after giving retroactive effect for a three-for-two stock split in 1997) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors.

NOTE #12 - STOCK OPTION PLANS, (CONTINUED)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997: risk-free rates of 5.78% and dividend yield of 3.22%, expected life of five years; and volatility of 34%.

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 1998. These tables are not affected by the subsequent stock dividend as discussed in Note #26.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996






                                                      1998                       1997                       1996
                                              -----------------------    ------------------------   ------------------------
                                                          Weighted-                   Weighted-                 Weighted-
                                                           Average                     Average                   Average
                                                           Exercise                   Exercise                   Exercise
                                               Shares       Price         Shares        Price         Shares       Price
                                              ---------   ----------     ----------   -----------   -----------  -----------
Outstanding at beginning of year                99,749        $4.21       119,447        $3.92      133,908         $3.91
Granted                                                                     4,104       $10.67
Cancelled                                         (562)      $10.67
Exercised                                      (29,415)       $3.90       (23,802)       $3.83      (14,461)        $3.83
                                              ---------                  ----------                 -----------
Outstanding at end of year                      69,772        $4.29        99,749        $4.21      119,447         $3.92
                                              ---------                  ----------                 -----------
                                              ---------                  ----------                 -----------
Options available for granting at
  end of year                                          3                          3                     4,107
Weighted average fair value of options
  granted                                                                                $3.08




                                        Options Outstanding                                    Options Exercisable
---------------------------------------------------------------------------------------   ----------------------------------
                                                        Weighted-           Weighted-                           Weighted-
                                                         Average             Average                             Average
         Exercise                  Number               Remaining           Exercise           Number           Exercise
           Price                Outstanding         Contractual Life          Price          Exercisable          Price
       ------------             -----------         ----------------        ---------      --------------      -------------
           $3.83                   40,168              4.09                    $3.83             40,168            $3.83
       $4.00 - 4.33                26,250              1.68                    $4.17             26,250            $4.17
          $10.67                    3,354              8.53                   $10.67                839           $10.67
                                ---------                                                    ----------
                                   69,772              3.40                    $4.29             67,257            $4.05
                                ---------                                                    ----------
                                ---------                                                    ----------


The Company adopted the Bank's 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as "Non-qualified Stock Options" under the Internal Revenue Code.
 All outstanding options were granted at prices which equal the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 161,049 shares (after giving retroactive effect for a three-for-two stock split in 1997) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors.

NOTE #12 - STOCK OPTION PLANS, (CONTINUED)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997, respectively: risk-free rates of 4.80% and 5.78%, dividend yields of 2.67% and 3.22%, expected life of eight years; and volatility of 25% and 34%. No options were granted for this plan prior to 1997.

The following summarizes information about the 1997 stock option plan. These tables are not affected by the subsequent stock dividend as discussed in Note #26.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996



                                                                         1998                             1997
                                                              ----------------------------      --------------------------
                                                                                Weighted-                        Weighted-
                                                                                 Average                          Average
                                                                                Exercise                         Exercise
                                                                Shares            Price           Shares          Price
                                                              ------------  --------------      -----------  -------------
Outstanding at beginning of year                                  139,146        $10.67
Granted                                                             6,500        $15.15            139,146        $10.67
Cancelled                                                         (11,400)       $10.67
Exercised                                                          (3,750)       $10.67
                                                               ----------                        ---------       --------
Outstanding at end of year                                        130,496        $10.89            139,146        $10.67
                                                               ----------                        ---------
                                                               ----------                        ---------
Options available for grant end of year                            26,803                           21,903
Weighted average fair value of options granted                                   $ 3.94                           $ 3.43



                                Options Outstanding                                              Options Exercisable
-------------------------------------------------------------------------------------   -----------------------------------
                                                     Weighted-           Weighted-                              Weighted-
                                                      Average             Average                                Average
        Exercise                 Number              Remaining            Exercise            Number            Exercise
          Price               Outstanding         Contractual Life         Price           Exercisable            Price
----------------          ------------------      ----------------       ---------       ----------------    --------------
         $10.67                  123,996                8.53               $10.67              24,799            $10.67
         $16.25                    1,500                9.29               $16.25                   -
         $16.50                    5,000                9.97               $16.50                   -
                          ------------------                                              ----------------
                                 130,496                8.60               $10.89              24,799             10.67
                          ------------------                                              ----------------
                          ------------------                                              ----------------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996

NOTE #13 - OTHER INCOME/EXPENSE

The following is a breakdown of fees and other income and expenses for the years ended December 31, 1998, 1997 and 1996:





                                                                             1998                1997               1996
                                                                       --------------        -----------        -----------
Fees and Other Income
      ATM transaction fees                                                 $3,380,117         $2,433,051         $1,024,017
      ATM interchange income                                                  767,192            808,901            882,058
      ATM sponsorship fees                                                    115,516            139,628             16,109
      Bankcard merchant fees                                                  757,380            697,159            363,247
      Mortgage broker fees                                                    301,988            127,411             57,399
      Other                                                                   316,465            205,097            158,278
                                                                       --------------        -----------        -----------
                                                                           $5,638,658         $4,411,247         $2,501,108
                                                                       --------------        -----------        -----------
                                                                       --------------        -----------        -----------

Other Expenses
      Data processing                                                         801,943            615,809            481,844
      Advertising and promotional                                             217,719            110,418            123,240
      Regulatory fees                                                          47,756             28,779            159,324
      Other professional fees and outside services                             58,144             66,850             54,376
      Legal fees and other litigation expenses                                187,863            152,351            118,071
      Stationery and supplies                                                 107,595            111,942             98,386
      Bankcard merchant expense                                               864,970            604,011            290,236
      Director fees                                                           158,476             96,275             88,675
      ATM costs at gaming sites                                             2,076,345          1,053,056
      ATM costs at retail sites                                               680,448            695,118            486,831
      Other                                                                   551,160            512,963            396,580
                                                                       --------------        -----------        -----------
                             Total                                         $5,752,419         $4,047,572         $2,297,563
                                                                       --------------        -----------        -----------
                                                                       --------------        -----------        -----------


NOTE #14 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the State Banking Department, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. During 1998, the Bank paid the parent $665,355 in dividends.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #15 - SALARY CONTINUATION PLAN

The Bank established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, and Chief Administrative Officer, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period not to exceed 15 years, beginning at retirement age 60. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company's liability under this Agreement were $185,353 and $134,673 at December 31, 1998 and 1997, respectively, and are included in other liabilities in the Company's Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled $1,020,576 and $970,318, at December 31, 1998 and 1997, respectively.


NOTE #16 - 401(k) PENSION PLAN

During 1994, the Bank established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25% of the employee's contribution. Employees vest immediately in their own contributions and they vest in the Bank's contribution based on years of service. Expenses of the savings plan were $34,619, $24,048, and $16,651, for the years ended December 31, 1998, 1997 and
1996, respectively.


NOTE #17 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. Share information has been retroactively adjusted for the subsequent stock dividend as discussed in Note #26.


                                                   1998                          1997                        1996
                                        --------------------------    -------------------------     ----------------------
                                           Net                            Net                         Net
                                          Income         Shares         Income         Shares        Income       Shares
                                        -----------     ----------    -----------     ---------     ---------    ---------

Net income as reported                  $ 1,346,595                   $ 1,261,064                   $ 913,831
Shares outstanding at year-end                           1,112,583                    1,078,091                  1,053,337
Impact of weighting shares
 purchased during the year                                 (25,307)                      (9,096)                    (7,330)
                                        -----------     ----------    -----------     ---------     ---------    ---------
Used in Basic EPS                         1,346,595      1,087,276      1,261,064     1,068,995       913,831    1,046,007
Dilutive effect of outstanding
 stock options                                             104,712                       66,695                     41,189
                                        -----------     ----------    -----------     ---------     ---------    ---------
Used in Dilutive EPS                    $ 1,346,595      1,191,988    $ 1,261,064     1,135,690     $ 913,831    1,087,196
                                        -----------     ----------    -----------     ---------     ---------    ---------
                                        -----------     ----------    -----------     ---------     ---------    ---------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




NOTE #18 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank's actual regulatory capital amounts and ratios (dollar amounts in thousands):


                                                                                           Capital Needed
                                                                             -----------------------------------------------
                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                                For Capital            Prompt Corrective
                                                   Actual Regulatory          Adequacy Purposes         Action Provisions
                                                  --------------------       --------------------      ---------------------
                                                    Capital                   Capital                   Capital
                                                    Amount       Ratio        Amount       Ratio        Amount       Ratio
                                                  ---------     ------       --------      ------      --------     -------
As of December 31, 1998
Total capital to risk-weighted assets               $10,342     10.81%         $7,656        8.0%        $9,570       10.0%
Tier 1 capital to risk-weighted assets               $9,272      9.69%         $3,828        4.0%        $5,742        6.0%
Tier 1 capital to average assets                     $9,272      7.55%         $4,915        4.0%        $6,144        5.0%

As of December 31, 1997
Total capital to risk-weighted assets                $8,841     13.45%         $5,259       8.00%        $6,573      10.00%
Tier 1 capital to risk-weighted assets               $8,018     12.18%         $2,633       4.00%        $3,950       6.00%
Tier 1 capital to average assets                     $8,018      8.59%         $3,732       4.00%        $4,665       5.00%


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996



NOTE #19 - ACQUISITION OF ASSETS AND LIABILITIES

On February 21, 1997, the Bank acquired certain assets and liabilities of the Wells Fargo Bank branch located in Cambria, California. The total assets acquired were $5,255,161, which consisted of $316,610 of leasehold improvements and fixed assets, $4,863,150 of cash and $15,267 of loans. In addition, the Bank also assumed $5,255,161 of deposits. The Bank paid a premium of $60,134 for the deposits. On September 2, 1994, the Bank had paid a premium of $173,102 for a branch acquisition. Both of these permiums are being amortized over a five-year period. Amortization of the premiums for 1998, 1997 and 1996, was $46,647, $43,641, and $34,620, respectively. The remaining unamortized premiums at December 31, 1998, 1997 and 1996, were $62,168, $108,815, and $92,321.

NOTE #20 - OTHER REAL ESTATE OWNED

As discussed in Note #1H, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 1998 and 1997, were as follows:




                                                    1998               1997
                                                 ---------           --------
Balance, Beginning of year                        $ 62,000               -
Additions                                              -             $ 62,000
Sales                                              (62,000)              -
                                                 ---------           --------
Balance, End of year                              $    -             $ 62,000
                                                 ---------           --------
                                                 ---------           --------



There were no Other Real Estate Owned transactions during 1996.


NOTE #21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about all financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




NOTE #21 - FAIR VALUE OF FINANCIAL INSTRUMENTS, (CONTINUED)

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1998. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                               Carrying
                                                                                Amount             Fair Value
                                                                               ------------       ------------
Assets
      Cash and cash equivalents                                                 $24,939,179        $24,939,179
      Investment bearing deposits                                                   666,975            666,975
      Investment and mortgage-backed securities                                  28,621,257         28,922,113
      Loans receivable                                                           72,214,308         72,278,539
      Accrued interest receivable

Liabilities
      Non-interest bearing deposits                                              38,672,576         38,672,576
      Interest bearing deposits                                                  80,735,130         80,749,292
      Notes Payable                                                                 750,000            750,000
      Accrued interest payable

                                                                               Notional           Cost to Cede
                                                                                Amount              or Assume
                                                                               ------------       ------------
Off-Balance Sheet Instruments
      Commitments to extend credit and standby letters of credit                $27,253,540         $ 272,535




The following methods and assumptions were used by the Bank in estimating fair value disclosures:

-    CASH AND CASH EQUIVALENTS

     The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

-    INTEREST BEARING DEPOSITS

     Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

-    INVESTMENT AND MORTGAGE-BACKED SECURITIES

     Fair values are based upon quoted market prices, where available.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




NOTE #21 - FAIR VALUE OF FINANCIAL INSTRUMENTS, (CONTINUED)

-    LOANS

     For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

-    DEPOSITS

     The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.
     The carrying amount of accrued interest payable approximates fair value.

-    LONG-TERM DEBT - NOTES PAYABLE

     The fair value disclosed for notes payable is based on carrying amounts. The note is a variable-rated note that reprices frequently.

-    OFF-BALANCE SHEET INSTRUMENTS

     Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.


NOTE #22 - TIME DEPOSIT LIABILITIES

At December 31, 1998, the Bank had time certificates of deposit with maturity distributions as follows:



Due in one year or less                                   $26,173,587
Due after one year through three years                      2,746,854
Due after three years                                         209,808
                                                          -----------
                                                          $29,130,249
                                                          -----------
                                                          -----------

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




NOTE #23 - OTHER BORROWED MONEY

Other borrowed money consisted of the following:


                                                                            1998                                 1997
                                                                           Average                              Average
                                                                         Balance (1)                          Balance (1)
                                                                         -----------                          ------------
Securities sold under
  agreements to repurchase                                               $ 738,318                            $ 932,565
Federal funds purchased                                                    128,302                               40,438
                                                                       -----------                          ------------
                                                                         $ 866,620                            $ 973,003
                                                                       -----------                          ------------
                                                                       -----------                          ------------
The maximum outstanding balance
   at any month end during the year                      $2,002,500                            $3,760,000


(1) Average balances are computed using the daily balances outstanding during the year.




There was no balance as of December 31, 1998 and 1997.

Interest expense on federal funds purchased was $5,090, $2,572, and $2,360 and interest expense on securities sold under agreements to repurchase was $46,158, $53,880, and $27,434 for the years ended December 31, 1998, 1997 and
1996, respectively.

The Bank has a fed funds borrowing line with a correspondent bank. The credit limit available on that line is $3,500,000.

NOTE #24 - OPERATING SEGMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Bank has adopted in the current year. The Company has two primary reportable segments. The segments reported herein apply to the Bank and the Bank's EFT Department. The segments are identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.

The segments consist of the Bank and four separately classified components within the EFT Department referred to as networks. The Bank offers traditional banking products such as checking, savings, and certificates of deposit, as well as mortgage, commercial, and consumer loans. The EFT Department has installed 64 automatic teller machines located in retail outlets and gaming facilities, and approximately 300 point of sale machines located in retail outlets. Income is based upon total customer usage of the machines and the applicable transaction charge. Income is allocated to the Bank via contractual agreement. The Bank measures segment profit as operating net income which is defined as income before provision for income taxes.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




NOTE #24 - OPERATING SEGMENTS, (CONTINUED)

Presented below is comparative financial information relating to the Bank's operating segments:


                                                                       EFT
                                                                    Department                Bank          Consolidated
                                                                   ------------           ------------      ------------
FISCAL YEAR ENDED DECEMBER 31, 1998
      Revenues                                                       $5,085,276           $ 9,266,192       $14,351,468
      Depreciation and amortization                                       2,247               425,841           428,088
      Operating income                                                1,069,050             1,005,571         2,074,621
      Total assets                                                    7,999,357           123,034,141       131,033,498

                                                                       EFT
                                                                    Department               Bank           Consolidated
                                                                   ------------           ------------      ------------
FISCAL YEAR ENDED DECEMBER 31, 1997
      Revenues                                                      $4,094,762            $ 7,556,673       $11,651,435
      Depreciation and amortization                                                           351,303           351,303
      Operating income                                               1,367,429                675,367         2,042,796
      Total assets                                                   7,408,302             85,911,120        93,319,422

                                                                       EFT
                                                                    Department               Bank          Consolidated
                                                                   ------------          ------------      ------------
FISCAL YEAR ENDED DECEMBER 31, 1996
      Revenues                                                      $2,287,260           $ 6,193,027        $8,480,287
      Depreciation and amortization                                                          262,424           262,424
      Operating income                                                 964,045               503,129         1,467,174
      Total assets                                                  10,121,109            75,001,208        85,122,317




NOTE #25 - CASH DIVIDENDS

On January 29, 1998, the Board of Directors declared a cash dividend of $.50 per share to stockholders' of record on February 9, 1998. The dividend paid was $519,718.

On January 23, 1997, the Board of Directors declared a cash dividend of $.33 per share (after retroactive adjustment for 1997 stock split) to stockholders' of record on February 7, 1997. The dividend paid was $337,787.

                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996



NOTE #26 - SUBSEQUENT EVENTS

On January 28, 1999, the Board of Directors declared a 4% stock dividend payable on February 26, 1999 to stockholders of record on February 15, 1999. Per share amounts in the accompanying financial statements have been restated for the stock dividend. Per share amounts for December 31, 1998, 1997 and 1996, prior to the restatement of the stock dividend were as follows:



                                  1998                  1997              1996
                                ------                ------            ------
Basic                           $ 1.29                $ 1.23            $ 0.91
Diluted                         $ 1.17                $ 1.15            $ 0.87


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




NOTE #27 - CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP (PARENT COMPANY)




                                             BALANCE SHEETS
                                                                    1998           1997
                                                               ------------     -----------
ASSETS
      Cash                                                      $   108,161     $  300,296
      Prepaid                                                       286,723         89,024
      Construction in progress                                      406,733
      Investment in subsidiary                                    9,398,102      7,746,408
                                                               ------------     -----------

                      Total Assets                              $10,199,719     $8,135,728
                                                               ------------     -----------
                                                               ------------     -----------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996




LIABILITIES AND STOCKHOLDERS' EQUITY
      Notes payable                                                 750,000
      Other Liabilities                                              13,049          8,650
                                                                 -----------     ---------
                      Total Liabilities                             763,049          8,650
                                                                 -----------     ---------
      Stockholders' Equity
      Common stock                                                4,470,170      4,180,486
      Retained earnings                                           4,966,500      3,946,592
                                                                 -----------     ---------
                      Total Stockholders' Equity                  9,436,670      8,127,078
                                                                 -----------     ---------
                      Total Liabilities and
                         Stockholders' Equity                   $10,199,719     $8,135,728
                                                                 -----------     ---------
                                                                 -----------     ---------


                                             STATEMENTS OF INCOME


                                                                     1998           1997           1996
                                                                 ----------     ----------       --------
INCOME
      Equity in undisbursed income of subsidiary                 $1,423,886     $1,317,202       $950,057
                                                                 ----------     ----------       --------
                      Total Income                                1,423,886      1,317,202        950,057
                                                                 ----------     ----------       --------
EXPENSE
      Salary expense                                                 35,284         32,283         31,987
      Equipment expense                                                 182
      Other professional fees and outside services                   44,930         22,785         13,781
      Interest expense                                               12,632
      Other                                                          39,724         37,887         16,141
                                                                 ----------     ----------       --------
                      Total Expense                                 132,570         92,955         62,091
                                                                 ----------     ----------       --------
                      Total Operating Income                      1,291,316      1,224,247        887,966

Tax benefit of parent                                               (55,279)       (36,817)       (25,865)
                                                                 ----------     ----------       --------
                      Net Income                                 $1,346,595     $1,261,064       $913,831
                                                                 ----------     ----------       --------
                                                                 ----------     ----------       --------


                       HERITAGE OAKS BANCORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


NOTE #27 - CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP (PARENT
 COMPANY), (CONTINUED)




                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            1998                1997                1996
                                                                         ----------         -----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                         $1,346,595          $1,261,064           $ 913,831
      Adjustments to Reconcile Net Income
       to Net Cash Provided By Operating Activities
          Increase in other assets                                         (197,699)            (31,217)            (28,434)
          Increase/(decrease) in other liabilities                            4,399             (24,825)            (11,062)
          Undistributed income of subsidiary                             (1,423,886)         (1,317,202)           (950,057)
                                                                         ----------         -----------           ---------
                      Net Cash Used In
                        Operating Activities                               (270,591)           (112,180)            (75,722)
                                                                         ----------         -----------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and premises                                    (406,733)
                                                                         ----------         -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Cash dividends declared                                              (519,850)           (339,138)           (213,011)
      Cash dividends received                                               665,355             345,985             499,016
      Additional contributed capital                                       (700,000)
      Increase in loans payable                                             750,000
      Proceeds from the exercise of options                                 289,684              91,241              55,436
                                                                         ----------         -----------           ---------
                      Net Cash Provided By
                         Financing Activities                               485,189              98,088             341,441
                                                                         ----------         -----------           ---------

NET INCREASE/(DECREASE) IN CASH                                            (192,135)            (14,092)            265,719

CASH, Beginning of year                                                     300,296             314,388              48,669
                                                                         ----------         -----------           ---------
CASH, End of year                                                         $ 108,161           $ 300,296           $ 314,388
                                                                         ----------         -----------           ---------
                                                                         ----------         -----------           ---------


                          SELECTED QUARTERLY FINANCIAL DATA
                                    (UNAUDITED)


The selected quarterly data for 1998 and 1997 is based on the unaudited financial statements of the Company as presented by Management.


                                                                   Quarter Ended
(Dollars in thousands, except             --------------------------------------------------------------------
    per share data)                        March 31          June 30          September 30         December 31
                                          -----------      ------------       ------------         -----------
1998
Net interest income                            1,220             1,255             1,417             1,554
Provision for possible loan losses                21                25                58                60
Non-interest income                            1,582             1,644             1,695             1,440
Non-interest expenses                          2,261             2,361             2,477             2,470
                                          -----------      ------------       ------------         -----------
Income before provision for
  income taxes                                   520               513               577               464
Provision for income taxes                       191               180               202               155
                                          -----------      ------------       ------------         -----------
Net Income                                  $    329          $    333          $    375          $    309
                                          -----------      ------------       ------------         -----------
                                          -----------      ------------       ------------         -----------

Earnings Per Share:
    Basic                                       0.32              0.32              0.32              0.28
    Diluted                                     0.30              0.30              0.30              0.23
Dividends declared per share
Total assets                                  97,445           106,110           119,155           131,138
Total deposits                                86,932            96,321           108,364           119,408
Loans, net                                    60,505            63,538            68,343            69,803
Stockholders' equity                           7,987             8,337             8,784             9,437

1997
Net interest income                            1,027             1,097             1,114             1,235
Provision for possible loan losses                60                26                43                35
Non-interest income                              836               911             1,619             1,600
Non-interest expenses                          1,393             1,506             2,117             2,216
                                          -----------      ------------       ------------         -----------
Income before provision for
  income taxes                                   410               476               573               584
Provision for income taxes                       156               180               222               224
                                          -----------      ------------       ------------         -----------
Net Income                                  $    254          $    296          $    351          $    360
                                          -----------      ------------       ------------         -----------
                                          -----------      ------------       ------------         -----------

Earnings Per Share:
    Basic (1)                                   0.25              0.29              0.34              0.35
    Diluted (1)                                 0.23              0.27              0.32              0.33
Dividends declared per share                                                                          0.33
Total assets                                  84,897            87,787            93,825            93,319
Total deposits                                76,439            79,079            84,184            83,550
Loans, net                                    51,193            52,802            55,088            54,697
Stockholders' equity                           6,980             7,408             7,717             8,127


(1) Adjusted retroactively for the three-for-two stock split which occurred on November 5, 1997.

                            MARKET FOR COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

There is a limited over-the-counter market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange or market. However, Maguire Investments, Inc., Hoeffer & Arnett, Inc., and Sutro & Co., make a market in the Company's Common Stock.

The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc. and Hoeffer & Arnett. These prices do not include retain mark-ups, mark-downs, or commissions.



                                                     Bid Prices
     Quarter Ended                          ---------------------------
         1998                                  Low              High
     -------------                          ---------------------------
     March 31                                $13.50            $16.00
     June 30                                  15.75             16.75
     September 30                             16.00             17.75
     December 31                              16.00             17.00


                                                     Bid Prices
     Quarter Ended                          ---------------------------
         1997                                  Low              High
     -------------                          ---------------------------
     March 31                                  $8.00            $10.00
     June 30                                   10.00             11.33
     September 30                              10.33             11.33
     December 31                               11.50             12.67




AVAILABILITY OF 10-KSB

A COPY OF THE BANCORP'S ANNUAL REPORT ON FORM 10-KSB IS AVAILABLE TO SHAREHOLDERS FREE OF CHARGE BY SENDING A WRITTEN REQUEST TO THE PRESIDENT OF HERITAGE OAKS BANCORP, 545 12TH STREET, PASO ROBLES, CALIFORNIA 93446.

ANNUAL DISCLOSURE STATEMENT

In addition to this Annual Report to Shareholders, the Bank makes available, pursuant to FDIC regulations, an Annual Disclosure Statement. A copy of the Annual Disclosure Statement may be obtained by contacting the President of Heritage Oaks Bancorp, 545 12th Street, Paso Robles, California 93446, or by telephoning (805) 239-5200.

ITEM 8.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

THE INFORMATION REQUIRED BY ITEM 9 OF FORM 10-KSB IS INCORPORATED BY REFERENCE FROM THE INFORMATION CONTAINED IN THE COMPANY'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS WHICH WILL BE FILED PURSUANT TO REGULATION 14A.

ITEM 10.  EXECUTIVE COMPENSATION

THE INFORMATION REQUIRED BY ITEM 10 OF FORM 10-KSB IS INCORPORATED BY REFERENCE FROM THE INFORMATION CONTAINED IN THE COMPANY'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS WHICH WILL BE FILED PURSUANT TO REGULATION 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE INFORMATION REQUIRED BY ITEM 11 OF FORM 10-KSB IS INCORPORATED BY REFERENCE FROM THE INFORMATION CONTAINED IN THE COMPANY'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS WHICH WILL BE FILED PURSUANT TO REGULATION 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE INFORMATION REQUIRED BY ITEM 12 OF FORM 10-K IS INCORPORATED BY REFERENCE FROM THE INFORMATION CONTAINED IN THE COMPANY'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS WHICH WILL BE FILED PURSUANT TO REGULATION 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

(2.1)          PLAN OF REORGANIZATION AND MERGER AGREEMENT DATED AS OF MARCH 22,
1994, INCORPORATED BY REFERENCE FROM EXHIBIT 2 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

(3.1a)         ARTICLES OF INCORPORATION INCORPORATED BY REFERENCE FROM EXHIBIT
3.1A TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504 FILED WITH THE SEC ON APRIL, 1994.

(3.1b)         AMENDMENT TO THE ARTICLES OF INCORPORATION FILED WITH THE
SECRETARY OF STATE ON OCTOBER 16, 1997.

(3.2)          BYLAWS INCORPORATED BY REFERENCE FROM EXHIBIT 3.2 TO REGISTRATION
STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

(4.1)          SPECIMEN FORM OF HERITAGE OAKS BANCORP STOCK CERTIFICATE
INCORPORATED BY REFERENCE FROM EXHIBIT

4.1 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504 FILED WITH THE SEC ON APRIL 8, 1994.

(10.1)         AGREEMENT TO PURCHASE ASSETS AND ASSUME LIABILITIES BETWEEN
HERITAGE OAKS BANK AND LA CUMBRE SAVINGS BANK, DATED MARCH 28, 1994, INCORPORATED BY REFERENCE FROM EXHIBIT 10.1 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

*(10.2)        1990 STOCK OPTION PLAN INCORPORATED BY REFERENCE FROM EXHIBIT
10.2 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

*(10.3)        FORM OF STOCK OPTION AGREEMENT INCORPORATED BY REFERENCE FROM
EXHIBIT 4.2 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.


*(10.4)        LAWRENCE P. WARD EMPLOYMENT LETTER AGREEMENT, DATED NOVEMBER 17,
1992, INCORPORATED BY REFERENCE FROM EXHIBIT 10.3 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

(10.5)         SERVICE AGREEMENT, DATED NOVEMBER 10, 1992, BETWEEN HERITAGE
OAKS BANK AND MESCOM ENTERPRISES, INC. DBA NATIVE AMERICAN NETWORK SYSTEM, INCORPORATED BY REFERENCE FROM EXHIBIT 10.4 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

(10.6)         LETTER AGREEMENT, DATED OCTOBER 23, 1992, BETWEEN HERITAGE OAKS
BANK AND PETER GHEORGHIU, INCORPORATED BY REFERENCE FROM EXHIBIT 10.5 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

(10.7)         ITEM PROCESSING AND BACK OFFICES SERVICING AGREEMENT, DATED
AUGUST 11, 1993, BETWEEN HERITAGE OAKS BANK AND SYSTEMATICS FINANCIAL SERVICES, INC., INCORPORATED BY REFERENCE FROM EXHIBIT 10.6 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1995.

(10.8)         DATA PROCESSING AGREEMENT, DATED OCTOBER 1, 1992, BETWEEN
HERITAGE OAKS BANK AND CITY NATIONAL INFORMATION SYSTEMS, INCORPORATED BY REFERENCE FROM EXHIBIT 10.7 TO REGISTRATION STATEMENT ON FORM S-4 NO. 33-77504, FILED WITH THE SEC ON APRIL 8, 1994.

*(10.9)        401(k) PENSION AND PROFIT SHARING PLAN FILED WITH THE SEC IN THE
COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

*(10. 10) HERITAGE OAKS BANCORP 1995 BONUS PLAN, FILED WITH THE SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

*(10.11)       SALARY CONTINUATION PLAN OF HERITAGE OAKS BANK, FILED WITH THE
SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

*(10. 12)      SALARY CONTINUATION AGREEMENT WITH LAWRENCE P. WARD, FILED WITH
THE SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

*(10. 13)      SALARY CONTINUATION AGREEMENT WITH GWEN R. PELFREY, FILED WITH
THE SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

*(10. 14)      SALARY CONTINUATION AGREEMENT WITH ROBERT E. BLOCH, FILED WITH
THE SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

(10.15)        WOODLAND SHOPPING CENTER LEASE, FILED WITH THE SEC IN THE
COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

(10.16)        LAGUNA VILLAGE SUBLEASE, FILED WITH THE SEC IN THE COMPANY'S 10K
REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

*(10.17) LAWRENCE P. WARD EMPLOYMENT LETTER AGREEMENT, DATED FEBRUARY 27, 1996, FILED WITH THE SEC IN THE COMPANY'S 10KSB REPORT FOR THE YEAR ENDED DECEMBER 31, 1995.

(10.18)        1135 SANTA ROSA STREET LEASE, FILED WITH THE SEC IN THE COMPANY'S
10KSB REPORT FOR THE YEAR ENDED DECEMBER 31, 1995.

(10.19)        PURCHASE AND ASSUMPTION BETWEEN WELLS FARGO BANK, N.A. AND
HERITAGE OAKS BANK, DATED AS OF OCTOBER 15, 1996, FILED WITH THE SEC IN THE COMPANY'S 8-K REPORT, DATED DECEMBER 2, 1996.

(10.20) LEASE AGREEMENT FOR CAMBRIA BRANCH OFFICE DATED FEBRUARY 21, 1997 FILED WITH THE SEC IN THE COMPANY'S 10KSB REPORTED FOR THE YEAR ENDED DECEMBER 31, 1996.

(10.21) 1997 STOCK OPTION PLAN INCORPORATED BY REFERENCE FROM EXHIBIT 4A TO REGISTRATION STATEMENT ON FORM S-8 NO.333-31105 FILED WITH THE SEC ON JULY 11, 1997.

(10.22)        FORM OF STOCK OPTION AGREEMENT INCORPORATED BY REFERENCE FROM
               EXHIBIT 4B TO REGISTRATION STATEMENT ON FORM S-8 NO. 333-31105 FILED WITH THE SEC ON JULY 11, 1997.

(10.23)   MADONNA ROAD LEASE FILED WITH THE SEC IN THE COMPANY'S 10KSB FOR THE
YEAR ENDED DECEMBER 31, 1997.

(10.24)   SANTA MARIA LEASE COMMENCING NOVEMBER 1, 1998.

(10.25)   SERVICE AGREEMENT WITH ONLINE RESOURCES AND COMMUNICATION CORP. DATED
DECEMBER 18, 1998 ( INTERNET BANKING PRODUCT FOR CUSTOMERS).

(10.26)   MASTER DATA PROCESSING AGREEMENT WITH MID WEST PAYMENT SYSTEMS, INC.
COMMENCING OCTOBER 1, 1998.

(21) SUBSIDIARIES OF HERITAGE OAKS BANCORP. HERITAGE OAKS BANK IS THE ONLY SUBSIDIARY OF HERITAGE OAKS BANCORP.

(23)      CONSENT OF INDEPENDENT ACCOUNTANTS

(27)      FINANCIAL SCHEDULE

*DENOTES MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS.


REPORTS ON FORM 8-K:

DURING THE FOURTH QUARTER OF 1998, THE COMPANY DID NOT FILE ANY REPORTS ON FORM 8-K.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

HERITAGE OAKS BANCORP


BY:  /S/ LAWRENCE P. WARD
LAWRENCE P. WARD
PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATED:    MARCH 25, 1999



BY:  /S/MARGARET A. TORRES
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

DATED:    MARCH 25, 1999

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

DATED: MARCH 18, 1999



/S/ B.R. BRYANT               CHAIRMAN OF THE               MARCH 18, 1999
B.R. BRYANT                   BOARD OF
DIRECTORS


/S/ DONALD H. CAMPBELL        VICE CHAIRMAN                 MARCH 18, 1999
DONALD H. CAMPBELL            OF THE BOARD
OF DIRECTORS


/S/ KENNETH DEWAR             DIRECTOR                      MARCH 18, 1999
KENNETH DEWAR


/S/ DOLORES T. LACEY          DIRECTOR                      MARCH 18, 1999
DOLORES T. LACEY



/S/ MERLE F. MILLER           DIRECTOR                     MARCH 18, 1999
MERLE F. MILLER







/S/ JOHN PALLA                DIRECTOR                     MARCH 18, 1999
JOHN  PALLA


/S/ OLE K. VIBORG             DIRECTOR                     MARCH 18, 1999
OLE K. VIBORG


/S/ LAWRENCE P. WARD          DIRECTOR                     MARCH 18, 1999
LAWRENCE P. WARD


/S/ DAVID WEYRICH             DIRECTOR                     MARCH 18,1999
DAVID WEYRICH


EXHIBIT INDEX




EXHIBIT
SEQUENTIAL
NUMBER              DESCRIPTION                                                       PAGE NUMBER
(10.24)   SANTA MARIA LEASE COMMENCING NOVEMBER 1, 1998.

(10.25)   SERVICE AGREEMENT WITH ONLINE RESOURCES AND COMMUNICATION CORP. DATED
          DECEMBER 18, 1998 ( INTERNET BANKING PRODUCT FOR CUSTOMERS).

(10.26)   MASTER DATA PROCESSING AGREEMENT WITH MID WEST PAYMENT SYSTEMS, INC.
          COMMENCING OCTOBER 1, 1998.


23        CONSENT OF INDEPENDENT ACCOUNTANTS

27        FINANCIAL DATA SCHEDULE
