Form 10QSB
period 1999-03-31
HERITAGE OAKS BANCORP
filed 1999-05-17
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to ____________________

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

                    YES  X     NO
                        ----       ----

Aggregate market value of Common Stock of Heritage Oaks Bancorp at April 30, 1999: $18,117,937.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,115,950 shares outstanding at April 30, 1999.

                              HERITAGE OAKS BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                   03/31/99       12/31/98        03/31/98
                                                                  (UNAUDITED)          (1)       (UNAUDITED)
ASSETS
Cash and due from banks                                          $ 12,231,831   $ 17,239,179    $ 11,455,661
Federal funds sold                                                  4,300,000      7,700,000       1,000,000
                                                                 ------------   ------------    ------------

Total cash and cash equivalents                                    16,531,831     24,939,179      12,455,661

Interest bearing deposits other banks                                 668,019        666,975         264,790

Securities Available for sale                                      11,173,298     12,863,106       7,966,912
Securities held to maturity (see note 2)                           13,225,160     15,758,151      11,284,127

Loans Held For Sale                                                   991,746      1,654,765       1,471,442
Loans, net ( see note 3)                                           75,012,009     69,803,041      59,033,959

Property, premises and equipment, net                               2,830,203      2,447,385       2,051,843
Other real estate owned                                                     0              0          62,000
Cash surrender value life insurance                                 1,258,761      1,020,576         982,411
Other assets                                                        2,325,526      2,015,320       1,872,154
                                                                 ------------   ------------    ------------

TOTAL ASSETS                                                     $124,016,553   $131,168,498     $97,445,299
                                                                 ------------   ------------    ------------
                                                                 ------------   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing                                     $ 35,096,668   $ 38,672,576    $ 19,681,189
Savings, NOW, and money market deposits                            51,966,894     51,604,881      46,535,861
Time deposits of $100,000 or more                                   4,319,439      4,673,298       3,487,441
Time deposits under $100,000                                       21,293,074     24,456,951      17,227,176
                                                                 ------------   ------------    ------------
Total deposits                                                    112,676,075    119,407,706      86,931,667

Other borrowed money                                                  550,000         750000       1,010,000
Other liabilities                                                   1,201,281      1,574,122       1,516,773
                                                                 ------------   ------------    ------------
Total liabilities                                                 114,427,356    121,731,828      89,458,440

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
1,115,950; 1,112,390 and 1,039,435 for March 31, 1999,
December31, 1998 and March 31, 1998, respectively.                  4,506,694      4,470,170       4,191,245
Accumulated other comprehensive income                               (258,584)      (188,166)       (340,999)
Retained earnings                                                   5,341,087      5,154,666       4,136,613
                                                                 ------------   ------------    ------------
Total stockholders' equity                                          9,589,197      9,436,670       7,986,859
                                                                 ------------   ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $124,016,553   $131,168,498    $ 97,445,299
                                                                 ------------   ------------    ------------
                                                                 ------------   ------------    ------------

(1) These numbers have been derived from the audited financial statements. See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      For the three months ended March 31,

                                                                            1999                1998
                                                                      (UNAUDITED)         (UNAUDITED)
Interest Income:

Interest and fees on loans                                            $1,768,205          $1,460,504
Investment securities                                                    281,253             281,793
Federal funds sold and commercial paper                                  149,193              18,234
Time certificates of deposit                                               6,609               6,614
                                                                      ----------          ----------
Total interest income                                                  2,205,260           1,767,145

Interest Expense:

Now accounts                                                             154,729             170,355
MMDA accounts                                                             43,738              53,556
Savings accounts                                                          62,484              64,188
Time deposits of $100,000 or more                                         46,119              24,102
Other time deposits                                                      282,191             211,366
Other borrowed funds                                                      16,643              23,304
                                                                      ----------          ----------
Total interest expense                                                   605,904             546,871

Net Interest Income Before Prov. for Possible Loan Losses              1,599,356           1,220,274
Provision for loan losses                                                 42,000              21,000
                                                                      ----------          ----------
Net interest income after provision for loan losses                    1,557,356           1,199,274

Non-interest Income:

Service charges on deposit accounts                                      173,448             146,904
Investment securities gains (losses), net                                      0              -1,841
Other income                                                           1,027,440           1,436,304
                                                                      ----------          ----------
Total Non-interest Income                                              1,200,888           1,581,367

Non-interest  Expense:
Salaries and employee benefits                                           870,718             683,683
Occupancy and equipment                                                  342,409             270,068
Other expenses                                                         1,233,229           1,307,432
                                                                      ----------          ----------
Total Noninterest Expenses                                             2,446,356           2,261,183
Income before provision for income taxes                                 311,888             519,458
Provision for applicable income taxes                                    122,577             191,050
                                                                      ----------          ----------
Net Income                                                            $  189,311          $  328,408
                                                                      ----------          ----------
                                                                      ----------          ----------

Earnings per share: (See note #4)
Basic                                                                      $0.17               $0.29
Fully Diluted                                                              $0.15               $0.26

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Periods ended March 31, 1999 and 1998

                                                                             1998                1998
                                                                       (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
(dollars in thousands)
Net Income                                                           $    189,311        $    328,408
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization                                             132,583              95,575
Provision for possible loan loss                                           42,000              21,000
Increase (decrease) in deferred loan fees                                 (70,418)            116,801
Net loss on sales of investment securities                                      0               1,841
Amortization of premiums (Discount accretion)
on investment securities, net                                            (125,846)            (25,691)
Loss on sale of other real estate owned                                         0                   0
Gain on sale of property, premises, and equipment                               0              (4,000)
Decrease (increase) in other assets                                      (310,206)            120,644
Increase (decrease) in other liabilities                                 (372,841)           (125,913)
Net cash used in operating activities                                    (515,417)            528,665


Cash flows from investing activities:
Purchase of investment securities                                     (16,472,099)         (3,101,085)
Proceeds from sales, princ reductions and maturities
from investment securities                                             20,645,937           3,844,830
Increase in time deposits with other banks                                      0             345,329
Net additions to real estate acquired in settlement of loans                    0                   0
Purchase of insurance policies                                           (238,185)            (12,093)
Increase in loans, net                                                 (4,545,949)         (5,945,718)
Purchase of property, premises and equipment, net                        (382,818)            (78,707)
Net cash used in investing activities                                    (993,114)         (4,947,444)

Cash flows from financing activities:
Increase (decrease) in deposits, net                                   (6,732,452)          3,382,009
Net (decrease) increase in other borrowings                              (200,000)          1,010,000
Proceeds from exercise of stock options                                    36,524              10,759
Cash paid in lieu of fractional shares                                     (2,889)           (519,716)
Net cash provided by (used in) financing activities                    (6,898,817)          3,883,052

Net increase (decrease) in cash and cash equivalents                   (8,407,348)           (535,727)
Cash and cash equivalents at beginning of year                         24,939,179          12,991,388
Cash and cash equivalents at end of period                           $ 16,531,831        $ 12,455,661

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        March 31, 1999 and March 31, 1998
                                   (Unaudited)

                                                                                             ACCUMULATED
                                                                                                OTHER              TOTAL
                                                 SHARES         COMMON       RETAINED       COMPREHENSIVE       STOCKHOLDERS'
                                              OUTSTANDING       STOCK        EARNINGS          INCOME              EQUITY
Balance December 31, 1998                     1,069,791      $4,470,170    $5,154,666         $(188,166)           $9,436,670

Exercise of Stock Options                         3,500          36,524             0                              $   36,524

Cash dividends paid                                   0               0             0                                      $0

Stock dividend - 4%                              42,659                                                                    $0
Cash paid to Shareholders' in Lieu of
   fractional shares on 4% Stock Dividend                                      (2,890)                                 $2,890

Comprehensive Income
  Net Income                                                                  189,311                              $  189,311
  Unrealized Security Holding Gains
     (net of $36,047 tax)                                                                        (87,360)             (87,360)
      Less Reclassification Adjustment for
      Losses (net of $6,990 tax)                                                                  16,942               16,942
                                                                                                 -------              -------
   Total Other Comprehensive Income

Total comprehensive Income                                                                                         $  118,893

BALANCE MARCH 31, 1999                        1,115,950      $4,506,694    $5,341,087          $(258,584)          $9,589,197

                                                                                             ACCUMULATED
                                                                                                OTHER              TOTAL
                                                 SHARES         COMMON       RETAINED       COMPREHENSIVE       STOCKHOLDERS'
                                              OUTSTANDING       STOCK        EARNINGS          INCOME              EQUITY
Balance December 31, 1997                     1,036,626      $4,180,486    $4,327,921         $(381,329)           $8,127,078

Exercise of Stock Options                         2,809          10,759             0                              $   10,759

Cash dividends paid ..$.50 per share                  0               0      (519,716)                             $ (519,716)

Comprehensive Income
  Net Income                                                                  328,408                              $  328,408
  Unrealized Security Holding Gains                                                              40,330
                                                                                                                       40,330

   Total Other Comprehensive Income
Total comprehensive Income                                                                                         $  368,738

BALANCE MARCH 31, 1998                       1,039,435       $4,191,245    $4,136,613          $(340,999)          $7,986,859

NOTES TO CONSOLIDATED CONDENSED FINANACIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at March 31, 1999, December 31, 1998, and March 31, 1998 and the results of operations and cash flows for the three months ended March 30, 1999 and 1998.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to shareholders. The results for the three months ended March 31, 1999 and March 31, 1998may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at March 31, 1999 and December 31, 1998 were:

                                                                                   GROSS       GROSS
                                                                    AMORTIZED    UNREALIZED  UNREALIZED       FAIR
MARCH 31, 1999                                                        COST         GAINS       LOSSES         VALUE
Obligations of U.S. government agencies and corporations           $ 1,999,881    $ 1,479     $      0    $ 2,001,360
Mortgage-backed securities                                           6,927,528     16,236      214,487      6,729,277
Commercial Paper                                                     1,954,604          0        5,104      1,949,500
Obligations of State and Political Subdivisions                        497,504          0        4,344        493,160
                                                                   -----------    -------     --------    -----------
TOTAL                                                              $11,379,517    $17,715     $223,935    $11,173,297
                                                                   -----------    -------     --------    -----------
                                                                   -----------    -------     --------    -----------

                                                                                   GROSS       GROSS
                                                                    AMORTIZED    UNREALIZED  UNREALIZED       FAIR
DECEMBER 31, 1998                                                     COST         GAINS       LOSSES         VALUE
U.S. Treasury securities                                           $         0    $      0    $      0    $         0
Obligations of U.S. government agencies and corporations             1,650,875     163,545           0      1,814,420
Mortgage-backed securities                                           3,286,605       2,903     214,455      3,075,053
Commercial Paper                                                     7,969,833           0           0      7,969,833
Obligations of State and Political Subdivisions                              0           0           0              0
Other Securities                                                         3,800           0           0          3,800
                                                                   -----------    -------     --------    -----------
TOTAL                                                              $12,911,113    $166,448    $214,455    $12,863,106
                                                                   -----------    -------     --------    -----------
                                                                   -----------    -------     --------    -----------

The amortized cost and fair values of investment securities held to maturity at March 31, 1999 and December 31, 1998 were:

                                                                                   GROSS       GROSS
                                                                    AMORTIZED    UNREALIZED  UNREALIZED       FAIR
MARCH 31, 1999                                                        COST         GAINS       LOSSES         VALUE
U.S. Treasury securities                                           $         0    $      0    $     0     $         0
Obligations of U.S. government agencies and corporations             1,250,093      20,428     25,981       1,244,540
Mortgage-backed securities                                           6,021,898      11,658     55,331       5,978,225
Obligations of State and political subdivisions                      6,172,309     134,462      2,926       6,303,845
Other securities                                                         3,800           0          0           3,800
                                                                   -----------    --------    -------     -----------
TOTAL                                                              $13,448,100    $166,548    $84,238     $13,530,410
                                                                   -----------    --------    -------     -----------
                                                                   -----------    --------    -------     -----------

                                                                                   GROSS       GROSS
                                                                    AMORTIZED    UNREALIZED  UNREALIZED       FAIR
DECEMBER 31, 1998                                                     COST         GAINS       LOSSES         VALUE
U.S. Treasury securities                                           $    98,777    $      0    $   777     $    98,000
Obligations of U.S. government agencies and corporations             1,235,905      25,798        132       1,261,571
Mortgage-backed securities                                           8,168,695     283,004     12,759       8,438,940
Obligations of state and political subdivisions                      6,254,774      14,059      8,337       6,260,496
                                                                   -----------    --------    -------     -----------
TOTAL                                                              $15,758,151    $322,861    $22,005     $16,059,007
                                                                   -----------    --------    -------     -----------
                                                                   -----------    --------    -------     -----------

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                                   MARCH 31,        DECEMBER 31,
                                                                        1999                1998
Commercial, financial, and agricultural                          $42,623,814         $38,220,932
Real estate-construction                                           8,400,392           8,357,701
Real estate-mortgage                                              22,810,241          21,672,158
Installment loans to individuals                                   2,420,957           2,611,325
All other loans (including overdrafts)                               196,445             323,493
                                                                 -----------         -----------
                                                                  76,451,849          71,185,609

Less - deferred loan fees                                           (325,956)           (313,033)
Less - reserve for possible loan losses                           (1,113,884)         (1,069,535)
                                                                 -----------         -----------

Total loans                                                      $75,012,009         $69,803,041
                                                                 -----------         -----------
                                                                 -----------         -----------

Loans Held For Sale                                              $   991,746         $ 1,654,765

Concentration of Credit Risk

At March 31, 1999, approximately $31,210,633 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $884,694 and $934,389 at March 31, 1999 and December 31, 1998, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $20,005, $103,164, for the period ended March 31, 1999 and December 31, 1998, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                                MARCH 31,        DECEMBER 31,
                                                     1999                1998
Balance at beginning of year                   $1,069,535            $930,284
Additions charged to operating expense             42,000             164,000
Loans charged off                                  (2,828)            (45,277)
Recoveries of loans previously charged off          5,177              20,528
Balance at end of year                         $1,113,884          $1,069,535

At March 31, 1999, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $859,404 and undisbursed loan commitments in the amount of $27,567,300. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

In accordance with Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan." Allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at March 31, 1999 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for March 31, 1999 was 1,128,224 and 1,256,979, respectively. The total number of shares used for calculating basic and diluted for March 31, 1998 was 1,082,473 and 1,151,650, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of March 31, 1999, total consolidated assets of Heritage Oaks Bancorp were $124,016,553 compared to $97,445,299 as of March 31, 1998. Total consolidated assets at December 31, 1998 were $131,168,498. The 37.7% increase in total assets from March 31, 1998 to March 31, 1999 was attributable to growth from new branches opened during the first quarter of 1999 and steady growth during the final three quarters of 1998.

Total cash at March 31, 1999 was $12,231,831. The large cash balance reflects the cash needed to fund the Bank's automatic teller machine ("ATM") network. As of March 31, 1999, the Bank was operating approximately 80 ATMs.

Total net loans at March 31, 1999 were $75,012,009, which was up $5,208,968 from the $69,803,041 at December 31, 1998. Management intends to continue its aggressive marketing of new loans. The total net loans outstanding are up $15,978,050 from March 31, 1998. This increase from a year ago is as a result of the expansion in the number of branches and the reputation our Bank has established in our market area.

Securities available for sale are carried at market value, which was $11,173,298 at March 31, 1999 compared to $12,863,106 at December 31, 1998.
Securities held to maturity are carried at their amortized cost of $13,225,160 at March 31, 1999 compared to $15,758,151 at December 31, 1998.

Federal funds sold were $4,300,000 at March 31, 1999 and $7,700,000 at December 31, 1998.

Total deposits were $112,676,075 at March 31, 1999 as compared to $119,407,706 in deposits at December 31, 1998. The decrease is approximately $5 million on deposit for one particular customer as of December 31, 1998 that remained on deposit for less than one week. The remainder of the difference is due to certain accounts (title insurance) whose balances fluctuate by more than $2 million on any given day.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $108,356,636 represented 96.2% of total deposits at March 31, 1999. The Company does not purchase funds through deposit brokers.

Other borrowed money was $550,000 at March 31, 1999. At December 31, 1998, total other borrowings were $750,000.

RESULTS OF OPERATIONS

The Company reported net income for the three months ended March 31, 1999 of $189,311 compared to $328,408 for the same period in 1998. Basic earnings per share at March 31,1999 and March 31, 1998 were $.17 and $.29, respectively. Diluted earnings per share at March 31, 1999 and March 31, 1998 were $.15 and $.26, respectively. The decrease in earnings is a direct result of 1) start-up costs for the new branch offices opened in Santa Maria on February 1, 1999 and Atascadero on March 15, 1999 and 2) reduced non-interest income due to the loss of certain off-premise ATM activity and change in the Merchant Bankcard composition.

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

Net interest income for the three months ended March 31, 1999 was $1,599,356. This represents an improvement of $379,082 or 31.1% more than the $1,220,274 for the same period in 1998. As a percentage of average earning assets, the net interest margin for the first three months of 1999 decreased to 6.11% from 6.15% in the same period one year earlier. The decrease in net interest margin is primarily due to a decline in the yield on earning assets that outpaced the decline on yield in interest bearing liabilities. The average balance of demand deposits at March 31, 1999 has grown $15,800,000 from the previous year.

Average interest earning assets were $104,605,000 for March 31, 1999 compared to $79,407,000 for March 31, 1998. Average interest-bearing liabilities increased to $79,512,000 at March 31, 1999 from $67,259,000 at March 31,
1998. Average interest rates on interest-bearing liabilities dropped from 3.29% for the first three months of 1998 to 3.05% for the first three months of 1999.


                  AVERAGE BALANCE SHEET INFORMATION FOR MARCH 31,

(DOLLARS IN THOUSANDS)

                                           -----------------------------------  ----------------------------------
                                                         1999                              1998
                                           AVERAGE  AVERAGE YIELD    AMOUNT     AVERAGE  AVERAGE YIELD    AMOUNT
                                           BALANCE    RATE PAID     INTEREST    BALANCE    RATE PAID     INTEREST
                                           -----------------------------------  ----------------------------------
Interest Earning Assets:
  Time deposits with other banks           $    668      4.79%       $    8     $   504      5.63%       $     7
  Investment securities taxable              17,556      6.40%          281      15,790      6.11%           238
  Investment securities non-taxable           6,399      4.63%           74       3,734      4.67%            43
  Federal funds sold                          4,533      6.47%           73       1,144      6.38%            18
  Loans (1) (2)                              75,449      9.37%        1,768      58,235     10.17%         1,461
                                           --------                  ------     -------                  -------

  Total interest earning assets             104,605      8.43%        2,205      79,407      9.02%         1,767
                                           --------                  ------     -------                  -------

Allowance for possible loan losses           (1,098)                               (830)
Non-earning assets:

  Cash and due from banks                    15,004                              11,042
  Property, premises and equipment            2,675                               1,945
  Other assets                                3,549                               2,778
                                           --------                             -------

TOTAL ASSETS                               $124,735                             $94,342
                                           --------                             -------

Interest -bearing liabilities:

  Savings/NOW/money market                   51,463      2.03%          261      46,326              2.52%             288
  Time deposits                              27,315      4.81%          328      19,206              4.96%             235
  Other borrowings                              733      9.08%           17       1,727              5.40%              23
                                           --------                  ------     -------                              -----

  Total interest-bearing liabilities         79,512      3.05%          606      67,259              3.29%             546
                                           --------                  ------     -------                              -----

Non-interest bearing liabilities:

  Demand deposits                            34,062                              18,262
  Other liabilities                           1,584                               1,436
                                           --------                             -------

  Total liabilities                         115,157                              86,957
                                           --------                             -------

Stockholders' equity

  Common stock                                4,493                               4,135
  Retained earnings                           5,296                               3,687
  Valuation Allowance Investments              (212)                               (437)
                                           --------                             -------

  Total stockholders' equity                  9,578                               7,385
                                           --------                             -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $124,735                             $94,342
                                           --------                             -------

Net Interest Income                                                  $1,599                                      $1,221
                                                                     ------                                      ------
Net Interest Margin (3)                                  6.11%                               6.15%

     (1)  Nonaccrual loans have been included in total loans.

     (2) Loan fees of $85,689 and $68,600 for 1999 and 1998, respectively, have been included in the interest income computation.

     (3) Net interest income has been calculated by dividing the net interest income by total earning assets.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 1999 and 1998.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the three months ended March 31, 1999 was $1,200,888 compared to $1,581,367 for the comparable period in 1998. Service charge income increased from $146,904 during the first three months of 1998 to $173,448 for the three months ended March 31, 1999. The increase in service charges is a direct result of the bank's growth in deposit accounts. ATM transaction fees and interchange income were $762,056 during the three months ended March 31, 1999 compared to $1,089,685 during the same period for 1998. The Bank receives income for each transaction. The competition related to the installation of ATM machines has been increasing and has reduced current income from these machines. One particular high volume casino did not renew their contract with the Bank in November 1998. In addition, another casino reduced the number of Bank ATMs at their site by three machines during that same period. To replace this revenue, the Bank has added off-premise ATMs and increased the number to 80 at March 31, 1999 from 61 for the same period in 1998. However, the revenue generated by the new locations is not as significant as the casino ATMs that are no longer in service. The Bank intends to continue to add off-premise locations to enhance this revenue. Income from bankcard merchant fees decreased to $176,075 for the three months ended March 31, 1999 compared to $190,399 for the same period during 1998. This decrease will continue throughout 1999, as certain higher risk merchants are no longer processing through the Bank.

Non-interest Expense

Salary and related expense was $870,718 for the period ending March 31, 1999 as compared to $683,683 for the same period in 1998. This is an increase of $187,035 or 27.4%. Approximately $100,000 of this increase is related to the two new branch offices that opened in Santa Maria and Atascadero on February 1, 1999 and March 15, 1999, respectively. Staff members for the two new offices were on board prior to year end 1998 in order to be fully trained and to begin solicitation of both deposit and loan accounts. To achieve loan growth goals, additional lenders were added to the Bank's staff during the latter part of 1998. Full time equivalent employees were 68 at March 31, 1999 compared to 64 at March 31, 1998.

Occupancy and equipment costs grew to $342,409 for the three months ended March 31, 1999 from $270,068 for the comparable period of 1998. Approximately $30,000 of this $72,341 increase is due to the two additional full service branch offices opened during the first quarter of 1999. Other costs were for upgrades to equipment and services in conjunction with Year 2000 Compliance
(Y2K). All mission critical systems have been successfully tested to function properly on and after January 1, 2000.

Other non-interest expense decreased to $1,233,229 for the three months ended March 31, 1999 compared to $1,307,432 for the same period in 1998. Even though the number of off-premise ATMs has increased, costs associated with providing this product has declined due to one particular high volume casino that opted to change their method of providing ATM service, thereby, eliminating our involvement. This change occurred during the fourth quarter of 1998. Costs associated with ATM processing was $344,747 for the three months ended March 31, 1999 compared to $547,014 for the same period during 1998.

Local Economy

The California economy is expected to continue growing at a modest rate. The local economy in the Bank's primary service area is anticipated to show higher rates of growth than the state as a whole. The Bank's branch locations have been located to take advantage of this growing economy. During the first quarter, the Bank opened two new full service branches in Santa Maria and Atascadero. The Santa Maria location is staffed with two experienced commercial loan officers who had previously been with a local bank that sold to Mid State Bank during 1998.

Capital

The Company's total stockholders equity was $9,589,197 as of March 31, 1999 compared to $9,436,670 as of December 31, 1998. The increase in capital was from net income of $189,311, a ($70,418) adjustment in accounting for other comprehensive income, $36,524 in options exercised and a ($2,890) fractional share cost as a result of a 4% stock dividend issued February 26, 1999.

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

Summarized below are the bank's capital ratios at March 31, 1999.

                                      Minimum Regulatory       Heritage
                                     Capital Requirements       Oaks Bank
Leverage Ratio                              4.00%                 7.49%

Tier One Risk Based Capital Ratio           4.00%                10.55%

Total Risk Based Capital Ratio              8.00%                11.82%

It is the intent of Management to continue to maintain strong capital ratios.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks, which serve as a secondary liquidity source in the amount of $3,500,000 and additionally can borrow money through repurchase agreements with two brokerage firms.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At March 31, 1999, the ratio of liquid assets to deposits and other liabilities was 23.40%. The ratio of gross loans to deposits, another key liquidity ratio, was 68.36% at March 31, 1999.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended March 31, 1999 has not been significant to the Bank's financial position or result of operations. Year 2000 Risks and Preparedness

Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or possibly earlier. The Year 2000 issue affects the Company in that the financial services business is highly dependent on computer applications in a variety of ways, including the following (I) the Company relies on computer systems in almost all aspects of its business, including the processing of deposits, loans and other services and products offered to customers, the failure of which in connection with the Year 2000 could cause systemic disruptions and failures in the products and services offered by the Company, (ii) other banks, clearing houses and vendors whose products and services the Company uses are at risk of systemic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issue prior to the Year 2000, (iii) the creditworthiness of borrowers of the Company might be diminished by significant disruptions of their business as a result of their own or others failure to address adequately the Year 2000 issues prior to the Year 2000, and (iv) federal balancing agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the year 2000 problem pursuant to which the federal banking agencies may take supervisory action against financial institutions that fail to address appropriately Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, denial of applications to the federal banking agencies, civil money penalties and a reduction in the management component rating of the institutions composite rating.

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

As a part of the Year 2000 Plan, the Company is not only undertaking the infrastructure and facilities enhancement and testing necessary to ensure that the Company is adequately prepared for the Year 2000, but the Company is also communicating with its vendors upon whose services the Company relics to ensure Year 2000 compliance. Pursuant to the Year 2000 Plan, the Company has completed testing of its mission-critical systems and the computer-related interactive vendor Systems as of March 31, 1999. In addition, as part of the credit review process, the Company is communicating with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its deposit customers as well. The Company has contingency plans to protect the Company in the event that the Company is unable to attain Year 2000 compliance in certain applications according to the Year 2000 Plan.

The Company has established a working committee comprised of Senior and Middle Management to plan for and monitor the Company's compliance with Year 2000 issues. This committee has developed a comprehensive policy setting forth priorities and a timetable for the Bank to follow in this process.

The Company has developed a contingency plan that identifies the mission critical processes and service providers. An alternative provider or process has been identified for each mission critical vendor. In addition, on the assumption that the original or alternative process fails at the point of processing in the Year 2000, contingency plans are being designed that will provide minimum levels of service or outputs until the failed system can be repaired or replaced. Most of these contingency plans are manual effort systems. Test results to-date indicates that the original system for each mission critical system should meet the demands of processing in the Year 2000. As a reasonable worst case, the manual systems designed should provide the minimum levels of service for the time required to repair or replace failed systems. However, in the case of failure, the ultimate impact on financial operations is not known, nor is it known what impact a regional or nationwide power failure or communications breakdown would have on the financial performance of the Company.

The Company has created a budget specific to Year 2000 readiness. The budget is comprised of the following components: (1) consulting assistance for testing, (2) Auditing, and (3) Operating system and network upgrades. This component is budgeted at $191,000. As of March 31, 1999, a total of $117,954 or 47% has been spent, $46,850 in 1999 and $71,104 in 1998. Senior Management reviews the budget from time to time as the Year 2000 Plan is implemented. There is no assurance that additional amounts will not be added to the amounts already budgeted for Year 2000 expenditures. With respect components number (1) and

(2), it should be noted that Heritage Oaks Bank has the resources in-house to audit review of the effectiveness of the Year 2000 Plan and the technological assistance necessary in preparing for and conducting the Company's testing plan.

In addition, the Company has dedicated significant human resources to the Year 2000 Plan. This includes the salaries and benefits of personnel devoting significant time to the plan. As of March 31, 1999, the Company had expended over $22,000 in "man-hours" to the project. In addition, expenditures have been made in the areas of advertising and public relations, customer and employee awareness programs and more.

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

HERITAGE OAKS BANCORP

DATE: May 5, 1999


                                    /s/ Lawrence P. Ward
                                    -------------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer


                                    /s/ Margaret A. Torres
                                    --------------------------
                                    Margaret A. Torres
                                    Chief Financial Officer
                                    Executive Vice President