Form 10QSB
period 1999-06-30
HERITAGE OAKS BANCORP
filed 1999-07-27
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    -------
COMMISSION FILE NO. 0-25020
                    -------

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

AGGREGATE MARKET VALUE OF COMMON STOCK OF HERITAGE OAKS BANCORP AT JULY 9, 1999: $18,134,188.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

NO PAR VALUE COMMON STOCK - 1,115,950 SHARES OUTSTANDING AT JULY 9, 1999.

                              HERITAGE OAKS BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                     06/30/99            12/31/98
ASSETS                                                             (UNAUDITED)                 (1)
                                                                  -----------          -----------
Cash and due from banks                                           $16,997,472          $17,239,179
Federal funds sold                                                  2,500,000            7,700,000
                                                                  -----------          -----------

Total cash and cash equivalents                                    19,497,472           24,939,179

Interest bearing deposits other banks                                 670,124              666,975

Securities Available for sale                                       7,594,929           12,863,106
Securities held to maturity (see note 2)                           13,265,772           15,758,151

Loans Held For Sale                                                   328,389            1,654,765
Loans, net (see note 3)                                            84,454,494           69,803,041

Property, premises and equipment, net                               3,122,263            2,447,385
Other real estate owned                                                     0                    0
Cash surrender value life insurance                                 1,273,984            1,020,576
Other assets                                                        2,054,075            2,015,320
                                                                 ------------         ------------
TOTAL ASSETS                                                     $132,261,502         $131,168,498
                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing                                      $39,886,715          $38,672,576
Savings, NOW, and money market deposits                            54,291,228           51,604,881
Time deposits of $100,000 or more                                   4,298,339            4,673,298
Time deposits under $100,000                                       22,294,511           24,456,951
                                                                 ------------         ------------
Total deposits                                                    120,770,793          119,407,706

Other borrowed money                                                  350,000              750,000
Other liabilities                                                   1,292,815            1,574,122
                                                                 ------------         ------------
Total liabilities                                                 122,413,608          121,731,828

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
1,115,950 and 1,112,390 for June 30, 1999,
and December 31, 1998, respectively.                                4,506,694            4,470,170
Accumulated other comprehensive income                               (331,510)            (188,166)
Retained earnings                                                   5,672,710            5,154,666
                                                                 ------------         ------------
Total stockholders' equity                                          9,847,894            9,436,670
                                                                 ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $132,261,502         $131,168,498
                                                                 ============         ============

(1) These numbers have been derived from the audited financial statements. See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                                        1999                 1998
                                                                     (UNAUDITED)          (UNAUDITED)
                                                                     -----------          -----------
Interest Income:

Interest and fees on loans                                           $1,966,207           $1,554,310
Investment securities                                                   341,944              283,531
Federal funds sold and commercial paper                                  55,016               42,173
Time certificates of deposit                                              7,120                3,407
                                                                      ---------            ---------
Total interest income                                                 2,370,287            1,883,421

Interest Expense:

Now accounts                                                            165,764              203,460
MMDA accounts                                                            53,972               25,365
Savings accounts                                                         65,760               65,896
Time deposits of $100,000 or more                                        52,550               65,628
Other time deposits                                                     239,910              240,237
Other borrowed funds                                                     26,050               27,744
                                                                      ---------            ---------
Total interest expense                                                  604,006              628,330

Net Interest Income Before Prov. for Possible Loan Losses             1,766,281            1,255,091
Provision for loan losses                                                39,500               25,000
                                                                      ---------            ---------
Net interest income after provision for loan losses                   1,726,781            1,230,091

Non-interest Income:
Service charges on deposit accounts                                     181,143              181,729
Investment securities gains (losses), net                                     0               10,429
Other income                                                          1,258,876            1,451,640
                                                                      ---------            ---------
Total Non-interest Income                                             1,440,019            1,643,798

Non-interest  Expense:
Salaries and employee benefits                                          884,259              719,019
Occupancy and equipment                                                 404,845              259,959
Other expenses                                                        1,408,239            1,381,777
                                                                      ---------            ---------
Total Noninterest Expenses                                            2,697,343            2,360,755
Income before provision for income taxes                                469,457              513,134
Provision for applicable income taxes                                   137,839              180,176
                                                                      ---------            ---------
Net Income                                                            $ 331,618            $ 332,958
                                                                      =========            =========

Earnings per share: (See note #4)
Basic                                                                     $0.30                $0.32
Fully Diluted                                                             $0.27                $0.30

See notes to condensed financial statements
                                       3

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                           1999                 1998
                                                                     (UNAUDITED)          (UNAUDITED)
                                                                     -----------          -----------
Interest Income:

Interest and fees on loans                                           $3,734,411           $3,014,814
Investment securities                                                   699,017              565,324
Federal funds sold and commercial paper                                 128,389               60,407
Time certificates of deposit                                             13,729               10,021
                                                                     ----------           ----------
Total interest income                                                 4,575,546            3,650,566

Interest Expense:

Now accounts                                                            320,493              373,815
MMDA accounts                                                            97,710               78,921
Savings accounts                                                        128,244              130,084
Time deposits of $100,000 or more                                        98,669               89,730
Other time deposits                                                     522,101              451,603
Other borrowed funds                                                     46,352               51,048
                                                                     ----------           ----------
Total interest expense                                                1,213,569            1,175,201

Net Interest Income Before Prov. for Possible Loan Losses             3,361,977            2,475,365
Provision for loan losses                                                81,500               46,000
                                                                     ----------           ----------
Net interest income after provision for loan losses                   3,280,477            2,429,365

Non-interest Income:
Service charges on deposit accounts                                     354,591              328,633
Investment securities gains (losses), net                                     0                8,588
Other income                                                          2,286,316            2,887,944
                                                                     ----------           ----------
Total Non-interest Income                                             2,640,907            3,225,165

Non-interest  Expense:
Salaries and employee benefits                                        1,754,977            1,402,702
Occupancy and equipment                                                 747,255              530,027
Other expenses                                                        2,637,811            2,689,209
                                                                     ----------           ----------
Total Noninterest Expenses                                            5,140,043            4,621,938
Income before provision for income taxes                                781,341            1,032,592
Provision for applicable income taxes                                   260,415              371,226
                                                                     ----------           ----------
Net Income                                                           $  520,926           $  661,366
                                                                     ==========           ==========

Earnings per share: (See note #4)
Basic                                                                     $0.47                $0.63
Fully Diluted                                                             $0.42                $0.60

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      PERIODS ENDED JUNE 30, 1999 AND 1998

                                                                           1999                 1998
                                                                     (UNAUDITED)          (UNAUDITED)
                                                                     ----------           ----------
Cash flows from operating activities:
(dollars in thousands)
Net Income                                                             $520,926             $661,366
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                           298,528              196,596
Provision for possible loan loss                                         81,500               46,000
Increase (decrease) in deferred loan fees                               (48,024)             136,870
Net loss on sales of investment securities                                    -               (8,588)
Amortization of premiums (Discount accretion)
on investment securities, net                                          (166,920)             (53,893)
Loss on sale of other real estate owned                                       -                    -
Gain on sale of property, premises, and equipment                             -               (8,093)
Decrease (increase) in other assets                                     (38,755)             (37,113)
Increase (decrease) in other liabilities                               (291,207)            (190,315)
Net cash used in operating activities                                   356,048              742,830


Cash flows from investing activities:
Purchase of investment securities                                   (16,472,098)          (9,414,447)
Proceeds from sales, price reductions and maturities
from investment securities                                           24,229,505            8,265,688
Increase in time deposits with other banks                                    -              343,443
Net additions to real estate acquired in settlement of loans                  -                    -
Purchase of insurance policies                                         (253,408)             (24,458)
Increase in loans, net                                              (13,325,077)          (9,022,969)
Purchase of property, premises and equipment, net                      (973,406)            (178,758)
Net cash used in investing activities                                (6,794,484)         (10,031,501)


Cash flows from financing activities:
Increase (decrease) in deposits, net                                  1,363,087           12,771,510
Net (decrease) increase in other borrowings                            (400,000)                   -
Proceeds from exercise of stock options                                  36,524               18,644
Cash paid in lieu of fractional shares                                   (2,882)            (519,717)
Net cash provided by (used in) financing activities                     996,729           12,270,437


Net increase (decrease) in cash and cash equivalents                 (5,441,707)           2,981,766
Cash and cash equivalents at beginning of year                       24,939,179           12,991,388
Cash and cash equivalents at end of period                          $19,497,472          $15,973,154

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                                                                               OTHER           TOTAL
                                                 SHARES        COMMON          RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                              OUTSTANDING      STOCK           EARNINGS       INCOME          EQUITY
                                              -----------     ----------       ---------     --------       ---------
Balance January 1, 1999                        1,069,791      $4,470,170       5,154,666    (188,166)        9,436,670

Exercise of Stock Options                          3,500          36,524               0                        36,524

Cash dividends paid                                    0               0               0                             0

Stock dividend- 4%                                42,659                                                             0
Cash paid to Shareholders' in Lieu of
   fractional shares on 4% Stock Dividend                                         (2,882)                       (2,882)

Comprehensive Income
  Net Income                                                                     520,926                       520,926
  Unrealized Security Holding Gains
      (net of $38,021 tax)                                                                   (54,121)          (54,121)
      Less Reclassification Adjustment for
      Losses (net of $59,510 tax)                                                            (89,223)          (89,223)
                                                                                             --------          --------
   Total Other Comprehensive Income
Total comprehensive Income                                                                                     377,582

BALANCE JUNE 30, 1999                          1,115,950      $4,506,694      $5,672,710    (331,510)        9,847,894

                                                                                            ACCUMULATED
                                                                                               OTHER           TOTAL
                                                 SHARES        COMMON          RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                              OUTSTANDING      STOCK           EARNINGS       INCOME          EQUITY
                                              -----------     ----------       ---------     --------       ---------
JANUARY 1, 1998                                1,036,626      $4,180,486      $4,327,921    ($381,329)      $8,127,078

Exercise of Stock Options                          4,868          18,644               0                       $18,644

Cash dividends paid - $.50 per share                   0               0        (519,716)                    ($519,716)

Comprehensive Income
  Net Income                                                                     661,366                      $661,366
  Unrealized Security Holding Gains                                                            49,551
                                                                                                                49,551
   Total Other Comprehensive Income
Total comprehensive Income                                                                                    $710,917

BALANCE JUNE 30, 1998                          1,041,494      $4,199,130      $4,469,571    ($331,778)      $8,336,923

NOTES TO CONSOLIDATED CONDENSED FINANACIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at June 30, 1999 and December 31, 1998 and the results of cash flows for the six months ended June 30, 1999 and 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to shareholders. The results for the three and six months ended June 30, 1999 and 1998 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at June 30, 1999 and December 31, 1998 were:

                                                                             GROSS             GROSS
                                                           AMORTIZED       UNREALIZED        UNREALIZED            FAIR
JUNE 30, 1999                                                COST            GAINS             LOSSES              VALUE
                                                             -----           ------            ------              -----
Obligations of U.S. government agencies and corporations   $4,171,247        $1,779            $281,068          $3,891,958
Mortgage-backed securities                                  3,356,754         8,152             131,243           3,233,663
Commercial Paper                                                    0             0                   0                   0
Obligations of State and Political Subdivisions               497,554             0              28,246             469,308
TOTAL                                                      $8,025,555        $9,931            $440,557          $7,594,929
                                                           ----------        ------            --------          ----------

DECEMBER 31, 1998                                                            GROSS             GROSS
                                                           AMORTIZED       UNREALIZED        UNREALIZED            FAIR
                                                             COST            GAINS             LOSSES              VALUE
                                                            -----           ------             ------              -----
U.S. Treasury securities                                   $         0       $      0          $      0          $        0
Obligations of U.S. government agencies and corporations     1,650,875        163,545                 0           1,814,420
Mortgage-backed securities                                   3,286,605          2,903           214,455           3,075,053
Commercial Paper                                             7,969,833              0                 0           7,969,833
Obligations of State and Political Subdivisions                      0              0                 0                   0
Other Securities                                                 3,800              0                 0               3,800
                                                            ----------        -------           -------           ----------
TOTAL                                                      $12,911,113       $166,448          $214,455          $12,863,106
                                                           -----------       --------          --------          ----------

The amortized cost and fair values of investment securities held to maturity at June 30, 1999 and December 31, 1998 were:

                                                                               GROSS             GROSS
JUNE 30, 1999                                              AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                             COST              GAINS             LOSSES            VALUE
                                                           ---------         ----------        ----------          -----
U.S. Treasury securities                                   $         0        $     0           $      0
Obligations of U.S. government agencies and corporations     6,010,447         10,543            226,139         $ 5,794,851
Mortgage-backed securities                                     668,719          3,553             16,191             656,081
Obligations of State and political subdivisions              6,191,406         16,537            125,726           6,082,217
Other securities                                               395,200              0                  0             395,200
                                                            ----------         ------            -------          ----------
TOTAL                                                      $13,265,772        $30,633           $368,056         $12,928,349
                                                           -----------        -------           --------         -----------

                                                                               GROSS              GROSS
                                                           AMORTIZED         UNREALIZED        UNREALIZED            FAIR
DECEMBER 31, 1998                                            COST              GAINS             LOSSES              VALUE
                                                            -----             ------            -------              -----
U.S. Treasury securities                                   $98,777           $      0          $   777           $    98,000
Obligations of U.S. government agencies and corporations    1,235,905          25,798              132             1,261,571
Mortgage-backed securities                                  8,168,695         283,004           12,759             8,438,940
Obligations of state and political subdivisions             6,254,774          14,059            8,337             6,260,496
                                                           -----------        -------           ------            ----------
TOTAL                                                      $15,758,151       $322,861          $22,005           $16,059,007
                                                           -----------       --------          -------           -----------

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:
                                                               June 30,         December 31,
                                                                  1999                 1998
                                                                  ----                 ----
Commercial, financial, and agricultural                    $40,623,886          $38,220,932
Real estate-construction                                    11,463,689            8,357,701
Real estate-mortgage                                        31,011,432           21,672,158
Installment loans to individuals                             2,192,743            2,611,325
All other loans (including overdrafts)                         678,833              323,493
                                                            ----------           ----------
                                                            85,970,583           71,185,609

Less - deferred loan fees                                    (361,057)            (313,033)
Less - reserve for possible loan losses                    (1,155,032)          (1,069,535)
                                                            ----------          -----------

Total loans                                                $84,454,494          $69,803,041
                                                           -----------          -----------

Loans Held For Sale                                           $328,389           $1,654,765

Concentration of Credit Risk

At June 30, 1999, approximately $42,475,121 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $931,000 and $934,389 at June 30, 1999 and December 31, 1998, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $54,898 and $103,164 for the period ended June 30, 1999 and December 31, 1998, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:



                                                                                June 30,      December 31,
                                                                                   1999              1998
                                                                                   ----              ----
Balance at beginning of year                                                 $1,069,535          $930,284
Additions charged to operating expense                                           81,500           164,000
Loans charged off                                                                (6,018)          (45,277)
Recoveries of loans previously charged off                                       10,015            20,528
                                                                              ---------         ---------
Balance at end of year                                                       $1,155,032        $1,069,535


At June 30, 1999, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $935,904 and undisbursed loan commitments in the amount of $30,613,742. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

In accordance with Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan. Allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at June 30, 1999 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for June 30, 1999 was 1,116,143 and 1,243,082, respectively. The total number of shares used for calculating basic and diluted for June 30, 1998 was 1,082,473 and 1,151,650, respectively.

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

SUMMARY OF FINANCIAL RESULTS

AS OF JUNE 30, 1999, TOTAL CONSOLIDATED ASSETS OF HERITAGE OAKS BANCORP WERE $132,261,502 COMPARED TO $131,168,498 AT DECEMBER 31, 1998. THIS REFLECTS AN INCREASE OF ONLY 0.83%, HOWEVER, TOTAL ASSETS AT DECEMBER 31, 1998 INCLUDED A DEPOSIT OF APPROXIMATELY $5 MILLION FROM ONE PARTICULAR CUSTOMER ON DECEMBER 31, 1998 THAT REMAINED ON DEPOSIT FOR ONLY ONE WEEK. TAKING THAT ADJUSTMENT INTO CONSIDERATION, TOTAL ASSETS HAVE GROWN BY 4.8% FROM YEAREND. THIS GROWTH IS ATTRIBUTABLE TO TWO DE NOVO BRANCH OFFICES IN SANTA MARIA AND ATASCADERO THAT OPENED ON FEBRUARY 1, 1999 AND MARCH 15, 1999, RESPECTIVELY.

TOTAL CASH AT JUNE 30, 1999 WAS $16,997,472. THE LARGE CASH BALANCE REFLECTS THE INCREASED NUMBER OF BRANCH OFFICES AND CASH NEEDED TO FUND THE BANK'S AUTOMATIC TELLER MACHINE ("ATM") NETWORK. AS OF JUNE 30, 1999, THE BANK WAS OPERATING APPROXIMATELY 80 ATMS.

TOTAL NET LOANS AT JUNE 30, 1999 WERE $84,454,494 COMPARED TO $69,803,041 AT DECEMBER 31, 1998. THIS INCREASE FROM YEAREND IS THE RESULT OF EXPANSION IN THE NUMBER OF BRANCHES AND THE REPUTATION OUR BANK HAS ESTABLISHED IN OUR NEW AND EXISTING MARKET AREA. MANAGEMENT INTENDS TO CONTINUE ITS AGGRESSIVE INCREASE IN THE LEVEL OF LOANS OUTSTANDING WHILE NOT COMPROMISING UNDERWRITING STANDARDS.

SECURITIES AVAILABLE FOR SALE, WHICH ARE CARRIED AT MARKET VALUE, WERE $7,594,929 AT JUNE 30, 1999 COMPARED TO $12,863,106 AT DECEMBER 31, 1998.
SECURITIES HELD TO MATURITY, WHICH ARE CARRIED AT THEIR AMORTIZED COST, WERE $13,265,772 AT JUNE 30, 1999 COMPARED TO $15,758,151 AT DECEMBER 31, 1998.
BOTH CATEGORIES HAVE DECREASED THROUGH SECURITY MATURITY AND PRINCIPAL CASH FLOW PAY DOWN TO SUPPLY FUNDS FOR LOAN DEMAND.

FEDERAL FUNDS SOLD WERE $2,500,000 AT JUNE 30, 1999 AND $7,700,000 AT DECEMBER 31, 1998.

TOTAL DEPOSITS WERE $120,770,793 AT JUNE 30, 1999 COMPARED TO $119,407,706 AT DECEMBER 31, 1998, WHICH REPRESENTS AN INCREASE OF ONLY 1.14%. HOWEVER, THE IMPACT OF THE DEPOSIT TRANSACTION ON DECEMBER 31, 1998 THAT IS NOTED ABOVE, DISTORTS THE REAL GROWTH OF APPROXIMATELY 5.3%. THE INCREASE IN TOTAL DEPOSITS IS PRIMARILY ATTRIBUTABLE TO THE TWO NEW BRANCH OFFICES AND DEPOSITS OBTAINED IN RELATIONSHIPS AS THE RESULT OF NEW LOANS.

CORE DEPOSITS (TIME DEPOSITS LESS THAN $100,000, DEMAND, AND SAVINGS) GATHERED IN THE LOCAL COMMUNITIES SERVED BY THE BANK CONTINUE TO BE THE BANK'S PRIMARY SOURCE OF FUNDS FOR LOANS AND INVESTMENTS. CORE DEPOSITS OF $116,472,454 REPRESENTED 96.4% OF TOTAL DEPOSITS AT JUNE 30, 1999. THE COMPANY DOES NOT PURCHASE FUNDS THROUGH DEPOSIT BROKERS.

THE COMPANY HAS A $2 MILLION REVOLVING LINE OF CREDIT AVAILABLE WITH PACIFIC COAST BANKERS BANK. AT JUNE 30, 1999, THE BALANCE OF BORROWED FUNDS ON THIS LINE WAS $350,000 COMPARED TO $750,000 AT DECEMBER 31, 1998.

RESULTS OF OPERATIONS

THE COMPANY REPORTED NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1999 OF $520,926 COMPARED TO $661,366 FOR THE SAME PERIOD IN 1998. PER SHARE EARNINGS ON A DILUTED BASIS FOR JUNE 30, 1999 AND JUNE 30, 1998 WERE $0.42 AND $0.60, RESPECTIVELY. BASIC PER SHARE EARNINGS FOR JUNE 30, 1999 AND JUNE 30, 1998 WERE $0.47 AND $0.63, RESPECTIVELY.

NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1999 WAS $331,618, COMPARED TO $332,958 FOR THE SAME PERIOD IN 1998.

REDUCED EARNINGS ARE THE DIRECT RESULT OF THE BANK'S EXPANSION INTO SANTA MARIA AND ATASCADERO. MANAGEMENT'S 1999 BUDGET REFLECTED THIS DECREASE IN EARNINGS FROM THE SAME PERIOD IN 1998.

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

NET INTEREST INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1999 WAS $3,361,977 AS COMPARED TO $2,475,365 FOR THE SAME PERIOD IN 1998. THIS REPRESENTS AN IMPROVEMENT OF $886,612 OR 35.8%. AS A PERCENTAGE OF AVERAGE EARNING ASSETS, THE NET INTEREST MARGIN FOR THE FIRST SIX MONTHS OF 1999 INCREASED TO 6.20% FROM 6.03% FROM THE SAME PERIOD ONE YEAR EARLIER. THE INCREASE IN NET INTEREST MARGIN IS PRIMARILY DUE TO AN $26,390,000 INCREASE IN AVERAGE INTEREST EARNING ASSETS AND AN INCREASE OF ONLY $11,897,000 IN INTEREST BEARING LIABILITIES. THIS IMPROVEMENT WAS THE RESULT OF THE BANK'S MARKETING EFFORTS TO ATTRACT NON-INTEREST BEARING DEMAND DEPOSIT ACCOUNTS. THE AVERAGE BALANCE OF DEMAND DEPOSITS AT JUNE 30, 1999 WAS $34,850,000 COMPARED TO $18,485,000 AT JUNE 30, 1998.

NET INTEREST INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1999 WAS $1,766,281 COMPARED TO $1,265,091 FOR THE SAME PERIOD IN 1998. THIS REPRESENTS AN INCREASE OF 40.7%. INTEREST EXPENSE FOR THIS THREE MONTH PERIOD WAS $604,006 AT JUNE 30, 1999 COMPARED TO $628,330 AT JUNE 30, 1999.

AVERAGE INTEREST EARNING ASSETS WERE $108,518 AT JUNE 30, 1999 COMPARED TO $82,128,000 AT JUNE 30, 1998. AVERAGE INTEREST-BEARING LIABILITIES INCREASED TO $81,727,000 AT JUNE 30, 1999 FROM $69,830,000 AT JUNE 30, 1998. AVERAGE
INTEREST RATES ON INTEREST-BEARING LIABILITIES DROPPED FROM 3.39% FOR THE FIRST SIX MONTHS OF 1998 TO 2.97% FOR THE FIRST SIX MONTHS OF 1999.

                AVERAGE BALANCE SHEET INFORMATION FOR JUNE 30,

(DOLLARS IN THOUSANDS)


                                                                        1999                                   1998
                                                         ---------------------------------       ---------------------------------
                                                         AVERAGE   AVERAGE YIELD    AMOUNT       AVERAGE   AVERAGE YIELD   AMOUNT
                                                         BALANCE     RATE PAID     INTEREST      BALANCE     RATE PAID    INTEREST
                                                         --------     -------       ------       -------      -------       ------
Interest Earning Assets:
                 Time deposits with other banks              $495       5.66%          $14          $224        6.30%           $7
                 Investment securities taxable             18,252       5.98%          546        15,150        6.10%          458
                 Investment securities non-taxable          6,478       4.72%          153         4,313        5.00%          107
                 Federal funds sold                         5,237       4.89%          128         2,261        5.35%           60
                 Loans (1) (2)                             78,056       9.57%        3,734        60,180       10.11%        3,018
                                                         --------                   ------       -------                    ------

                 Total interest earning assets            108,518       8.43%        4,575        82,128        8.96%        3,650
                                                         --------                   ------       -------                    ------

Allowance for possible loan losses                         -1,106                                   (937)
Non-earning assets:
                 Cash and due from banks                   14,091                                 10,806
                 Property, premises and equipment           2,839                                  2,058
                 Other assets                               3,443                                  4,238
                                                            -----                                -------

TOTAL ASSETS                                             $127,785                                $98,293
                                                         --------                                -------

Interest -bearing liabilities:
                 Savings/NOW/money market                  53,444       2.04%          546        46,618        2.52%          583
                 Time deposits                             26,926       4.61%          621        21,470        5.08%          541
                 Other borrowings                           1,357       6.63%           45         1,742        5.90%           51
                                                            -----                   ------       -------                    ------

                 Total interest-bearing liabilities        81,727       2.97%        1,212        69,830        3.39%        1,175
                                                         --------                   ------       -------                    ------

Non-interest bearing liabilities:
                 Demand deposits                           34,850                                 18,485
                 Other liabilities                          1,324                                  1,770
                                                         --------                                -------

                 Total liabilities                        117,901                                 90,085
                                                         --------                                -------

Stockholders' equity
                 Common stock                               4,500                                  4,190
                 Retained earnings                          5,608                                  4,399
                 Valuation Allowance Investments             (224)                                  (381)
                                                         --------                                -------

                 Total stockholders' equity                 9,884                                  8,208
                                                         --------                                -------

TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY                                  $127,785                                $98,293
                                                         --------                                -------

Net Interest Income                                                                 $3,363                                  $2,475
                                                                                    ------                                  ------
Net Interest Margin (3)                                                 6.20%                                   6.03%


        (1)NONACCRUAL LOANS HAVE BEEN INCLUDED IN TOTAL LOANS.
        (2)LOAN FEES OF $213,454 AND $131,600 FOR 1999 AND 1998,
           RESPECTIVELY, HAVE BEEN INCLUDED IN THE INTEREST INCOME
           COMPUTATION.
        (3)NET INTEREST INCOME HAS BEEN CALCULATED BY DIVIDING THE NET INTEREST INCOME BY TOTAL EARNING ASSETS.

THE PRECEDING TABLE SETS FORTH AVERAGE BALANCE SHEET INFORMATION, INTEREST INCOME AND EXPENSE, AVERAGE YIELDS AND RATES AND NET INTEREST INCOME AND MARGIN FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

NON-INTEREST INCOME

NON-INTEREST INCOME CONSISTS OF BANKCARD MERCHANT FEES, AUTOMATIC TELLER MACHINE ("ATM") TRANSACTIONS, AND OTHER FEES, SERVICE CHARGES, AND GAINS ON OTHER REAL ESTATE OWNED. NON-INTEREST INCOME FOR THE SIX MONTHS ENDED JUNE
30, 1999 WAS $2,640,907 COMPARED TO $3,225,165 FOR THE SAME PERIOD IN 1998.
THAT REPRESENTS A DECREASE OF $584,258 OR 18.1%. SERVICE CHARGE INCOME INCREASED FROM $328,633 DURING THE FIRST SIX MONTHS OF 1998 TO $354,591 FOR THE SIX MONTHS ENDED JUNE 30, 1999. THIS MODEST INCREASE IN SERVICE CHARGES
IS A RESULT OF THE BANK'S GROWTH IN DEPOSIT ACCOUNTS. ATM TRANSACTION FEES AND INTERCHANGE INCOME WERE $1,580,843 DURING THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO $2,166,921 DURING THE SAME PERIOD FOR 1998. THE BANK RECEIVES INCOME FOR EACH TRANSACTION. APPROXIMATELY 18% OF THE ATMS ARE LOCATED AT GAMING SITES ON NATIVE AMERICAN LANDS. THE COMPETITION RELATED TO THE INSTALLATION OF ATM MACHINES HAS BEEN INCREASING AND HAS REDUCED CURRENT INCOME FROM THESE MACHINES. IN ORDER FOR NON-FINANCIAL INSTITUTIONS TO
UTILIZE THE VARIOUS REGIONAL, NATIONAL AND INTERNATIONAL NETWORKS, THEY NEED
A FINANCIAL INSTITUTION TO SPONSOR THEM ON THESE NETWORKS. THE BANK HAS ENTERED AN AGREEMENT WITH A FEW NON-FINANCIAL INSTITUTIONS TO SPONSOR THEM ON THESE NETWORKS. THE BANK RECEIVES A NOMINAL SPONSORSHIP FEE FOR EACH TRANSACTION RUN THROUGH THE NETWORKS. THE SPONSORSHIP REVENUE FOR THE SIX MONTHS ENDED JUNE 30, 1999 WAS $44,117 COMPARED TO $67,243 FOR THE SAME
PERIOD DURING 1998. INCOME FROM BANKCARD MERCHANT FEES DECREASED TO $370,812 FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO $410,386 FOR THE SAME PERIOD DURING 1998. TO DEFRAY LIABILITY, THE BANK HAS TAKEN A MORE CONSERVATIVE STANCE ON THIS PRODUCT LINE AND HAS ELIMINATED HIGHER RISK MERCHANTS THAT GENERATED SIGNIFICANT REVENUES IN THE PAST. THE BANK IS CURRENTLY FINALIZING AN OFFER TO ELIMINATE LIABILITY AND CHANGE THE REVENUE FLOW TO REFLECT "NET" EARNINGS ON A MONTHLY BASIS. THE PROPOSED TRANSACTION WILL PROVIDE A PROFITABLE PRODUCT WITH CONTINUED REVENUE BASED ON THE NET VOLUME OF SALES. IT IS THE BANK'S INTENTION TO ACTIVELY MARKET THIS PRODUCT
TO PROVIDE GREATER ONGOING REVENUE, WITHOUT THE RISK.

NON-INTEREST INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1999 WAS $1,440,019 COMPARED TO $1,643,798 FOR THE SAME PERIOD IN 1998. THAT REPRESENTS A DECREASE OF $203,779 OR 12.4%. SERVICE CHARGE INCOME REMAINED STATIC AT $181,143 DURING THE FIRST THREE MONTHS OF 1998 AND $181,729 FOR THE SAME PERIOD IN 1998. ATM TRANSACTION FEES AND INTERCHANGE INCOME WERE $885,300 DURING THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO $1,018,752 DURING THE SAME PERIOD FOR 1998. THE SPONSORSHIP REVENUE FOR THE THREE MONTHS ENDED JUNE 30, 1999 WAS $29,275 COMPARED TO $33,469 FOR THE SAME PERIOD DURING 1998. INCOME FROM BANKCARD MERCHANT FEES DECREASED TO $192,724 FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO $216,260 FOR THE SAME PERIOD DURING 1998.

OTHER EXPENSE

THE BANK OPENED DE NOVO BRANCHES IN SANTA MARIA AND ATASCADERO ON FEBRUARY 1 AND MARCH 15, 1999, RESPECTIVELY. OTHER EXPENSES HAVE GROWN AS A RESULT OF THE ADDITIONAL BRANCHES AND OVERALL GROWTH OF THE BANK. NON-INTEREST EXPENSE WAS $5,140,043 AND $4,621,938 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND THE SAME PERIOD IN 1998, RESPECTIVELY. SALARIES AND EMPLOYEE BENEFITS EXPENSE WERE $1,754,977 AND $1,402,702 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. FULL TIME EQUIVALENT EMPLOYEES WERE 86 AT JUNE 30, 1999 COMPARED TO 66 AT JUNE 30, 1998. OCCUPANCY AND EQUIPMENT COSTS GREW TO $747,255 FOR THE SIX MONTHS ENDED JUNE 30, 1999 FROM $530,027 FOR THE SAME PERIOD OF 1998. THE BANK HAS FINALIZED PURCHASES IN CONJUNCTION WITH Y2K COMPLIANCE. (REFER TO THE YEAR 2000 SECTION OF THIS DOCUMENT) EXPENSE ASSOCIATED WITH THE ATM NETWORK WAS $1,122,862 AND $1,238,721 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. EXPENSE ASSOCIATED WITH THE MERCHANT BANCARD PROGRAM WAS $278,379 AND $431,708 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. EXPENSE ASSOCIATED WITH ALL OTHER NON-INTEREST EXPENSE CATEGORIES WAS $1,136,570 AND $1,018,780 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. THE INCREASE IN OTHER EXPENSE REFLECTS INCREASES ASSOCIATED WITH THE GROWTH AS A RESULT OF THE TWO NEW BRANCHES AND THE OVERALL GROWTH OF THE BANK.

NON-INTEREST EXPENSE WAS $2,697,343 AND $2,360,755 FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND THE SAME PERIOD IN 1998, RESPECTIVELY. SALARIES AND EMPLOYEE BENEFITS EXPENSE WERE $884,259 AND $719,019 FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. OCCUPANCY AND EQUIPMENT COSTS GREW TO $404,845 FOR THE THREE MONTHS ENDED JUNE 30, 1999 FROM $259,959

FOR THE SAME PERIOD OF 1998. EXPENSE ASSOCIATED WITH THE ATM NETWORK WAS $605,897 AND $743,075 FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. EXPENSE ASSOCIATED WITH THE MERCHANT BANCARD PROGRAM WAS $199,095 AND $209,795 FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. EXPENSE ASSOCIATED WITH ALL OTHER NON-INTEREST EXPENSE CATEGORIES WAS $603,247 AND $428,907 FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY. THE INCREASE IN OTHER EXPENSE REFLECTS INCREASES ASSOCIATED WITH THE GROWTH AS A RESULT OF THE TWO NEW BRANCHES AND THE OVERALL GROWTH OF THE BANK.

LOCAL ECONOMY

ACCORDING TO THE 1999 SAN LUIS OBISPO COUNTY ECONOMIC OUTLOOK, PREPARED BY THE UCSB ECONOMIC FORECAST PROJECT, THE APPARENT SLOWDOWN OF THE U.S. ECONOMY HAS NOT OBVIOUSLY INFLUENCED THE LOCAL SAN LUIS OBISPO COUNTY ECONOMY, YET. THE HEALTHY RATE OF U.S. ECONOMIC GROWTH DURING 1998 HAS BEEN INTERRUPTED, PREDOMINANTLY BY EVENTS AND FINANCIAL PROBLEMS ABROAD. CONSUMER CONFIDENCE AND SPENDING, INDUSTRIAL PRODUCTION, AND EMPLOYMENT GROWTH HAVE BEEN SLIDING RECENTLY.

THE PUBLICATION GOES ON TO SAY THAT TO DATE, HOWEVER, THE LOCAL ECONOMY HAS NOT EXPERIENCED ANY PRONOUNCED WEAKNESS IN ANY PARTICULAR SECTOR. GROWTH IN EMPLOYMENT, RESIDENT SPENDING, TOURISM SPENDING, AND INCOME HAVE REMAINED SOLID. RESIDENTIAL BUILDING ACTIVITY IS CURRENTLY HIGHER THAN ANY YEAR OF THE 1990S. THE HOME SALES MARKET IS ESPECIALLY STRONG. AT THIS POINT, THE SAN LUIS OBISPO COUNTY ECONOMY DOES NOT APPEAR AFFECTED BY THE SPREADING INTERNATIONAL WEAKNESS.

A FIVE YEAR EXPANSION OF THE CALIFORNIA ECONOMY, THE SEVEN YEAR EXPANSION OF THE U.S. ECONOMY, THE UNPRECEDENTED RETURNS FROM FINANCIAL AND EQUITY MARKETS, AND THE STEADY GROWTH OF VISITOR TRAVEL ALONG THE CENTRAL COAST OF CALIFORNIA, ARE THE PRINCIPAL REASONS FOR THE CURRENT PROSPERITY OF SAN LUIS OBISPO COUNTY. MORE JOB OPPORTUNITIES, AND AN INCREASE IN MIGRATION TO SAN LUIS OBISPO COUNTY, RESULTING IN HIGHER DEMAND FOR HOUSING ARE ALSO RESPONSIBLE FOR INCREASED ECONOMIC GROWTH THIS YEAR.

THE CONTINUING HEALTH OF THE SAN LUIS OBISPO COUNTY ECONOMY IS CONFIRMED BY A VARIETY OF INDICATORS. THE RECENT EVIDENCE IS BOTH CLEAR AND CONSISTENT. EMPLOYMENT GROWTH IS QUITE HEALTHY, VISITOR SPENDING CONTINUES TO RISE, AND RETAIL MARKETS ARE RECORDING SOLID GAINS. BECAUSE THERE IS LITTLE NEW COMMERCIAL BUILDING,

AVAILABLE OFFICE AND INDUSTRIAL SPACE IS EVAPORATING. THE FARM SECTOR SET ANOTHER RECORD FOR BOTH CROP SALES IN 1997 AND EMPLOYMENT IN 1998, AND PER CAPITA INCOME CONTINUED TO RISE TO HISTORICAL HIGHS. JUST SINCE 1995, THE NUMBER OF JOBS IN AGRICULTURE HAS DOUBLED; TO OVER 6,300 IN THE COUNTY AND AVERAGE WAGES FOR FARM WORKERS JUMPED 11% IN 1998.

THE BANK'S BRANCH LOCATIONS HAVE BEEN LOCATED TO TAKE ADVANTAGE OF THIS GROWING ECONOMY, AS EVIDENCED BY THE TWO DE NOVO BRANCHES OPENED DURING THE FIRST QUARTER OF 1999. THE BANK IS CURRENTLY NEGOTIATING A LEASE TO ESTABLISH A FULL SERVICE BRANCH OFFICE IN ARROYO GRANDE WITH AN ANTICIPATED OPENING DATE SOMETIME DURING THE FOURTH QUARTER OF 1999.

CAPITAL

THE COMPANY'S TOTAL STOCKHOLDERS EQUITY WAS $9,847,894 AT JUNE 30, 1999 COMPARED TO $9,436,670 AS OF DECEMBER 31, 1998. THE INCREASE IN CAPITAL WAS FROM NET INCOME OF $520,926, $36,524 FROM STOCK OPTIONS EXERCISED, ($2,882) FOR FRACTIONAL SHARES FROM A 4% STOCK DIVIDEND DURING THE FIRST QUARTER AND ($146,226) NET CHANGE IN OTHER COMPREHENSIVE INCOME RELATED TO UNREALIZED SECURITY HOLDING LOSS, NET OF TAX.

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

THE LEVERAGE RATIO CALCULATION SIMPLY DIVIDES COMMON STOCKHOLDERS' EQUITY (REDUCED BY ANY GOODWILL A BANK MAY HAVE) BY THE TOTAL AVERAGE ASSETS OF THE BANK. IN THE TIER ONE RISK BASED CAPITAL RATIO, THE NUMERATOR IS THE SAME AS THE LEVERAGE RATIO, BUT THE DENOMINATOR IS THE TOTAL "RISK-WEIGHTED ASSETS" OF THE BANK. RISK WEIGHTED ASSETS ARE DETERMINED BY SEGREGATING ALL THE ASSETS AND OFF BALANCE SHEET EXPOSURES INTO DIFFERENT RISK CATEGORIES AND WEIGHING THEM BY A PERCENTAGE RANGING FROM 0% (LOWEST RISK) TO 100% (HIGHEST
RISK). THE TOTAL RISK BASED

CAPITAL RATIO AGAIN USES "RISK-WEIGHTED ASSETS" IN THE DENOMINATOR, BUT EXPANDS THE NUMERATOR TO INCLUDE OTHER CAPITAL ITEMS BESIDES EQUITY SUCH AS A LIMITED AMOUNT OF THE LOAN LOSS RESERVE, LONG-TERM CAPITAL DEBT, PREFERRED STOCK AND OTHER INSTRUMENTS.

 SUMMARIZED BELOW ARE THE BANK'S CAPITAL RATIOS AT JUNE 30, 1999:


                                  ADEQUATELY-CAPITALIZED     HERITAGE
                                  REGULATORY STANDARD        OAKS BANK
                                             >
LEVERAGE RATIO                             4.00%               7.25%

TIER ONE RISK BASED CAPITAL RATIO          4.00%               9.88%

TOTAL RISK BASED CAPITAL RATIO             8.00%              11.09%


IT IS THE INTENT OF MANAGEMENT TO CONTINUE TO MAINTAIN STRONG CAPITAL RATIOS.

LIQUIDITY

THE OBJECTIVE OF LIQUIDITY MANAGEMENT IS TO ENSURE THE CONTINUOUS AVAILABILITY OF FUNDS TO MEET THE DEMANDS OF DEPOSITORS, INVESTORS AND BORROWERS. ASSET LIQUIDITY IS PRIMARILY DERIVED FROM LOAN PAYMENTS AND THE MATURITY OF OTHER EARNING ASSETS. LIQUIDITY FROM LIABILITIES IS OBTAINED PRIMARILY FROM THE RECEIPT OF NEW DEPOSITS. THE BANK'S ASSET LIABILITY COMMITTEE (ALCO) IS RESPONSIBLE FOR MANAGING THE ON-AND OFF-BALANCE SHEET COMMITMENTS TO MEET THE NEEDS OF CUSTOMERS WHILE ACHIEVING THE BANK'S FINANCIAL OBJECTIVES. ALCO MEETS REGULARLY TO ASSESS THE PROJECTED FUNDING REQUIREMENTS BY REVIEWING HISTORICAL FUNDING PATTERNS, CURRENT AND FORECASTED ECONOMIC CONDITIONS, AND INDIVIDUAL CUSTOMER FUNDING NEEDS. DEPOSITS GENERATED FROM BANK CUSTOMERS SERVE AS THE PRIMARY SOURCE OF LIQUIDITY. THE BANK HAS CREDIT ARRANGEMENTS WITH CORRESPONDENT BANKS THAT SERVE AS A SECONDARY LIQUIDITY SOURCE IN THE AMOUNT OF $5,500,000 AND ADDITIONALLY CAN BORROW MONEY THROUGH REPURCHASE AGREEMENTS WITH TWO BROKERAGE FIRMS. THE BANK IS ALSO NEGOTIATING A BORROWING LINE WITH FEDERAL HOME LOAN BANK OF SAN FRANCISCO. DURING THE SECOND QUARTER OF 1999, THE BANK DID NOT BORROW ON ARRANGED FED FUND LINES; HOWEVER, A REVERSE REPURCHASE AGREEMENT FOR APPROXIMATELY $2.3 MILLION WAS IN PLACE FOR 60 DAYS, ENDING ON

JUNE 25, 1999.

THE BANK MANAGES ITS LIQUIDITY BY MAINTAINING A MAJORITY OF ITS INVESTMENT PORTFOLIO IN FEDERAL FUNDS SOLD AND OTHER LIQUID INVESTMENTS. AT JUNE 30, 1999, THE RATIO OF LIQUID ASSETS TO DEPOSITS AND OTHER LIABILITIES WAS 27.39%. THE RATIO OF GROSS LOANS TO DEPOSITS, ANOTHER KEY LIQUIDITY RATIO, WAS 71.1% AT JUNE 30, 1999.

INFLATION

THE ASSETS AND LIABILITIES OF A FINANCIAL INSTITUTION ARE PRIMARILY MONETARY IN NATURE. AS SUCH, THEY REPRESENT OBLIGATIONS TO PAY OR RECEIVE FIXED AND DETERMINABLE AMOUNTS OF MONEY, WHICH ARE NOT AFFECTED BY FUTURE CHANGES IN PRICES. GENERALLY, THE IMPACT OF INFLATION ON A FINANCIAL INSTITUTION IS REFLECTED BY FLUCTUATIONS IN INTEREST RATES, THE ABILITY OF CUSTOMERS TO REPAY DEBT AND UPWARD PRESSURE ON OPERATING EXPENSES. IN ADDITION, INFLATION AFFECTS THE GROWTH OF TOTAL ASSETS BY INCREASING THE LEVEL OF LOAN DEMAND, AND MAY POTENTIALLY ADVERSELY AFFECT THE BANK'S CAPITAL ADEQUACY BECAUSE LOAN GROWTH IN INFLATIONARY PERIODS MAY INCREASE MORE RAPIDLY THAN CAPITAL. THE EFFECT ON INFLATION DURING THE PERIOD ENDED JUNE 30, 1999 HAS NOT BEEN SIGNIFICANT TO THE BANK'S FINANCIAL POSITION OR RESULT OF OPERATIONS.

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

AS A PART OF THE YEAR 2000 PLAN, THE COMPANY IS NOT ONLY UNDERTAKING THE INFRASTRUCTURE AND FACILITIES ENHANCEMENT AND TESTING NECESSARY TO ENSURE THAT THE COMPANY IS ADEQUATELY PREPARED FOR THE YEAR 2000, BUT THE COMPANY IS ALSO COMMUNICATING WITH ITS VENDORS UPON WHOSE SERVICES THE COMPANY RELIES TO ENSURE YEAR 2000 COMPLIANCE. PURSUANT TO THE YEAR 2000 PLAN, THE COMPANY HAS COMPLETED TESTING OF ITS MISSION-CRITICAL SYSTEMS AND THE COMPUTER-RELATED INTERACTIVE VENDOR SYSTEMS AS OF MARCH 31, 1999. IN ADDITION, AS PART OF THE CREDIT REVIEW PROCESS, THE COMPANY IS COMMUNICATING WITH ITS MAJOR BORROWERS IN AN EFFORT TO ENSURE THAT SUCH BORROWERS HAVE TAKEN APPROPRIATE STEPS TO ADDRESS THEIR YEAR 2000 ISSUES AND WILL NOT BE MATERIALLY AFFECTED BY ANY YEAR 2000 PROBLEMS. THE COMPANY IS COMMUNICATING WITH ITS DEPOSIT CUSTOMERS AS WELL. THE COMPANY HAS CONTINGENCY PLANS TO PROTECT THE COMPANY IN THE EVENT THAT THE COMPANY IS UNABLE TO ATTAIN YEAR 2000 COMPLIANCE IN CERTAIN APPLICATIONS ACCORDING TO THE YEAR 2000 PLAN.

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

THE COMPANY HAS CREATED A BUDGET SPECIFIC TO YEAR 2000 READINESS. THE BUDGET IS COMPRISED OF THE FOLLOWING COMPONENTS: (1) CONSULTING ASSISTANCE FOR TESTING,
(2) AUDITING, AND (3) OPERATING SYSTEM AND NETWORK UPGRADES. THIS COMPONENT IS BUDGETED AT $191,000. AT JUNE 30, 1999, A TOTAL OF $164,768 OR 86% HAS BEEN SPENT, $93,664 IN 1999 AND $71,104 IN 1998. SENIOR MANAGEMENT REVIEWS THE BUDGET FROM TIME TO TIME AS THE YEAR 2000 PLAN IS IMPLEMENTED. THERE IS NO ASSURANCE THAT ADDITIONAL AMOUNTS WILL NOT BE ADDED TO THE AMOUNTS ALREADY BUDGETED FOR YEAR 2000 EXPENDITURES. WITH RESPECT COMPONENTS NUMBER (1) AND (2), IT SHOULD BE NOTED THAT HERITAGE OAKS BANK HAS THE RESOURCES IN-HOUSE TO AUDIT REVIEW THE EFFECTIVENESS OF THE YEAR 2000 PLAN AND THE TECHNOLOGICAL ASSISTANCE NECESSARY IN PREPARING FOR AND CONDUCTING THE COMPANY'S TESTING PLAN.

IN ADDITION, THE COMPANY HAS DEDICATED SIGNIFICANT HUMAN RESOURCES TO THE YEAR 2000 PLAN. THIS INCLUDES THE SALARIES AND BENEFITS OF PERSONNEL DEVOTING SIGNIFICANT TIME TO THE PLAN. AS OF JUNE 30, 1999, THE COMPANY HAD EXPENDED OVER $27,500 IN "MAN-HOURS" TO THE PROJECT. IN ADDITION, EXPENDITURES HAVE BEEN MADE IN THE AREAS OF ADVERTISING AND PUBLIC RELATIONS, CUSTOMER AND EMPLOYEE AWARENESS PROGRAMS AND MORE.

IN APRIL OF 1998, THE COMPANY INITIATED A CREDIT RISK ASSESSMENT PROGRAM, WITH LOAN OFFICERS COMPLETING A YEAR 2000 QUESTIONNAIRE FOR ALL NEW AND RENEWED CREDITS IN AMOUNTS OVER $150,000.00. THESE QUESTIONNAIRES WERE DESIGNED TO PROVIDE THE COMPANY'S MANAGEMENT WITH INFORMATION BY WHICH IT COULD EVALUATE THE BORROWER'S AWARENESS OF AND SENSITIVITY TO YEAR 2000 RISK. QUESTIONNAIRES ARE REVIEWED AND DISCUSSED AT WEEKLY OFFICER LOAN COMMITTEE MEETINGS AND ARE FURTHER REVIEWED BY CREDIT ADMINISTRATION AND SENIOR LENDER TO ASCERTAIN YEAR 2000 RISK ASSOCIATED WITH THE CREDIT. AS A RESULT OF THIS REVIEW, $105,057 HAS BEEN ALLOCATED TO THE COMPANY'S LOAN LOSS PROVISION. IN ADDITION, LEGAL YEAR 2000 ISSUES ARE INCLUDED IN SIGNIFICANT COMMITMENT LETTERS AND LOAN DOCUMENTATION FOR CERTAIN BORROWERS. FINALLY, ON LOAN PARTICIPATION'S PURCHASED, THE COMPANY REQUIRES ASSURANCES FROM THE LEAD LENDER THAT IT HAS OBTAINED A YEAR 2000 QUESTIONNAIRE FROM THE BORROWER AND ALSO THAT THE LEAD LENDER IS SATISFACTORILY PROGRESSING TOWARD YEAR 2000 COMPLIANCE.

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

DATE: JULY 20, 1998


                                    S/ LAWRENCE P. WARD
                                    -------------------
                                    LAWRENCE P. WARD
                                    PRESIDENT
                                    CHIEF EXECUTIVE OFFICER


                                    S/ MARGARET A. TORRES
                                    ---------------------
                                    MARGARET A. TORRES
                                    CHIEF FINANCIAL OFFICER
                                    EXECUTIVE VICE PRESIDENT