Form 10QSB
period 1999-09-30
HERITAGE OAKS BANCORP
filed 1999-11-08
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File No. 0-25020
                              HERITAGE OAKS BANCORP
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

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

                             YES    X      NO
                                --------      --------

Aggregate market value of Common Stock of Heritage Oaks Bancorp at October 12, 1999: $18,715,158.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,134,252 shares outstanding at October 12, 1999.

                                    HERITAGE OAKS BANCORP
                                 CONSOLIDATED BALANCE SHEETS

                                                                09/30/99             12/31/98
ASSETS                                                       (UNAUDITED)                  (1)
Cash and due from banks                                      $17,478,344          $17,239,179
Federal funds sold                                             2,200,000            7,700,000
                                                               ---------            ---------
Total cash and cash equivalents                               19,678,344           24,939,179

Interest bearing deposits other banks                            472,654              666,975

Securities Available for sale                                  7,383,695           12,863,106
Securities held to maturity (see note 2)                      12,826,315           15,758,151

Loans Held For Sale                                              538,500            1,654,765
Loans, net ( see note 3)                                      92,333,300           69,803,041

Property, premises and equipment, net                          3,289,981            2,447,385
Other real estate owned                                                0                    0
Cash surrender value life insurance                            1,290,169            1,020,576
Other assets                                                   2,001,596            2,015,320
                                                               ---------            ---------

TOTAL ASSETS                                                $139,814,554         $131,168,498
                                                            ------------         ------------
                                                            ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, non-interest bearing                                 $42,734,554          $38,672,576
Savings, NOW, and money market deposits                       53,806,669           51,604,881
Time deposits of $100,000 or more                              7,320,986            4,673,298
Time deposits under $100,000                                  24,094,429           24,456,951
                                                              ----------           ----------
Total deposits                                               127,956,638          119,407,706

Other borrowed money                                             350,000               750000
Other liabilities                                              1,070,995            1,574,122
                                                               ---------            ---------
Total liabilities                                            129,377,633          121,731,828

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
1,134,252 and 1,069,791 for
September 30, 1999,
and December31, 1998, respectively.                            4,581,623            4,470,170
Accumulated other comprehensive income                         (252,506)            (188,166)
Retained earnings                                              6,107,804            5,154,666
                                                               ---------            ---------
Total stockholders' equity                                    10,436,921            9,436,670
                                                              ----------            ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $139,814,554         $131,168,498
                                                            ------------         ------------
                                                            ------------         ------------

(1) These numbers have been derived from the audited financial statements. See notes to condensed financial statements

                                    HERITAGE OAKS BANCORP
                              CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                    1999                 1998
                                                             (UNAUDITED)          (UNAUDITED)
Interest Income:

Interest and fees on loans                                    $2,223,295           $1,691,873
Investment securities                                            276,835              306,953
Federal funds sold and commercial paper                           46,030              115,486
Time certificates of deposit                                       3,986                4,004
                                                                   -----                -----
Total interest income                                          2,550,146            2,118,316

Interest Expense:

Now accounts                                                     175,765              180,130
MMDA accounts                                                     52,863               52,907
Savings accounts                                                  73,999               68,041
Time deposits of $100,000 or more                                 84,266               62,649
Other time deposits                                              252,949              337,923
Other borrowed funds                                               8,161                    0
                                                                   -----                    -
Total interest expense                                           648,003              701,650

Net Interest Income Before Prov. for Possible Loan             1,902,143            1,416,666
Losses
Provision for loan losses                                         42,000               58,000
                                                                  ------               ------
Net interest income after provision for loan losses            1,860,143            1,358,666

Non-interest Income:
Service charges on deposit accounts                              198,090              192,434
Investment securities gains (losses), net                              0                1,916
Other income                                                   1,444,551            1,500,315
                                                               ---------            ---------
Total Non-interest Income                                      1,642,641            1,694,665

Non-interest  Expense:
Salaries and employee benefits                                   883,232              775,386
Occupancy and equipment                                          374,704              276,424
Other expenses                                                 1,573,164            1,424,572
                                                               ---------            ---------
Total Noninterest Expenses                                     2,831,100            2,476,382
Income before provision for income taxes                         671,684              576,949
Provision for applicable income taxes                            236,589              201,718
                                                                 -------              -------
Net Income                                                      $435,095             $375,231
                                                                --------             --------
                                                                --------             --------

Earnings per share:        (See note #4)
Basic                                                              $0.39                $0.32
Fully Diluted                                                      $0.35                $0.30

See notes to condensed financial statements

                                    HERITAGE OAKS BANCORP
                              CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                    1999                 1998
                                                             (UNAUDITED)          (UNAUDITED)
Interest Income:

Interest and fees on loans                                    $5,957,706           $4,706,687
Investment securities                                            966,470              872,277
Federal funds sold and commercial paper                          183,801              175,893
Time certificates of deposit                                      17,715               14,025
                                                                  ------               ------
Total interest income                                          7,125,692            5,768,882

Interest Expense:

Now accounts                                                     496,257              553,945
MMDA accounts                                                    150,573              131,828
Savings accounts                                                 202,243              198,125
Time deposits of $100,000 or more                                182,936              152,379
Other time deposits                                              775,049              789,526
Other borrowed funds                                              54,513               51,048
                                                                  ------               ------
Total interest expense                                         1,861,571            1,876,851

Net Interest Income Before Prov. for Possible Loan             5,264,121            3,892,031
Losses
Provision for loan losses                                        123,500              104,000
                                                                 -------              -------
Net interest income after provision for loan losses            5,140,621            3,788,031

Non-interest Income:
Service charges on deposit accounts                              552,682              521,067
Investment securities gains (losses), net                              0               10,504
Other income                                                   3,730,866            4,388,259
                                                               ---------            ---------
Total Non-interest Income                                      4,283,548            4,919,830

Non-interest  Expense:
Salaries and employee benefits                                 2,638,208            2,178,088
Occupancy and equipment                                        1,121,958              806,451
Other expenses                                                 4,208,488            4,113,781
                                                               ---------            ---------
Total Noninterest Expenses                                     7,968,654            7,098,320
Income before provision for income taxes                       1,455,515            1,609,541
Provision for applicable income taxes                            499,487              572,944
                                                                 -------              -------
Net Income                                                      $956,028           $1,036,597
                                                                --------           ----------
                                                                --------           ----------

Earnings per share:        (See note #4)
Basic                                                              $0.86                $0.99
Fully Diluted                                                      $0.76                $0.93

See notes to condensed financial statements

                                    HERITAGE OAKS BANCORP
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                    1999                 1998
                                                             (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
(dollars in thousands)
Net Income                                                      $956,028           $1,036,597
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                    483,020              306,861
Provision for possible loan loss                                 123,500              104,000
Increase (decrease) in deferred loan fees                        123,220              184,301
Net loss on sales of investment securities                             -              (10,504)
Amortization of premiums (Discount accretion)
on investment securities, net                                   (118,659)             (68,763)
Loss on sale of other real estate owned                                -                    -
Gain on sale of property, premises, and equipment                      -              (9,555)
Decrease (increase) in other assets                               13,724               62,150
Increase (decrease) in other liabilities                        (503,127)            (215,460)
Net cash used in operating activities                          1,077,706            1,389,627


Cash flows from investing activities:
Purchase of investment securities                            (17,433,000)         (16,529,316)
Proceeds from sales, princ reductions and maturities
from investment securities                                    25,651,846            9,808,518
Increase in time deposits with other banks                       194,321              145,443
Net additions to real estate acquired in
settlement of loans                                                    -                7,000
Purchase of insurance policies                                  (269,593)             (37,673)
Increase in loans, net                                       (21,413,994)         (13,933,610)
Purchase of property, premises and equipment, net             (1,325,616)            (645,403)
Net cash used in investing activities                        (14,596,036)         (21,185,041)


Cash flows from financing activities:
Increase (decrease) in deposits, net                           8,548,932           24,814,539
Net (decrease) increase in other borrowings                     (400,000)             580,000
Proceeds from exercise of stock options                          111,453               20,942
Cash paid in lieu of fractional shares                            (2,890)             (519,717)
Net cash provided by (used in) financing activities            8,257,495           24,895,764


Net increase (decrease) in cash and cash equivalents          (5,260,835)           5,100,350
Cash and cash equivalents at beginning of year                24,939,179           12,991,388
Cash and cash equivalents at end of period                   $19,678,344          $18,091,738

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                                      OTHER            TOTAL
                                                    SHARES         COMMON          RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                                  OUTSTANDING      STOCK           EARNINGS          INCOME           EQUITY
                                                  -----------      -----           --------          ------           ------
Balance January 1, 1999                             1,069,791      $4,470,170      5,154,666         (188,166)       9,436,670.00

Exercise of Stock Options                              21,802         111,453              0                           111,453.00

Cash dividends paid                                         0               0              0                                 0.00

Stock dividend- 4%                                     42,659                                                                0.00
Cash paid to Shareholders' in Lieu of
   fractional shares on 4% Stock Dividend                                             (2,890)                           (2,890.00)

Comprehensive Income
 Net Income                                                                          956,028                           956,028.00
 Unrealized Security Holding Gains
  '(net of $65,4031 tax )                                                                             (93,097)         (93,097.00)
   Less Reclassification Adjustment for
   Losses (net of $23,125 tax)                                                                         28,757           28,757.00
                                                                                                      -------           ---------
 Total Other Comprehensive Income
Total comprehensive Income                                                                                             891,688.00

BALANCE SEPTEMBER 30, 1999                          1,134,252      $4,581,623     $6,107,804         (252,506)      10,436,921.00

                                                                                                  ACCUMULATED
                                                                                                      OTHER            TOTAL
                                                    SHARES         COMMON          RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                                  OUTSTANDING      STOCK           EARNINGS          INCOME           EQUITY
                                                  -----------      -----           --------          ------           ------
JANUARY 1, 1998                                     1,036,626      $4,180,486     $4,327,921        ($381,329)       8,127,078.00

Exercise of Stock Options                               5,468          20,942              0                            20,942.00

Cash dividends paid ..$.50 per share                        0               0       (519,717)                         (519,717.00)


Comprehensive Income
 Net Income                                                                        1,036,597                         1,036,597.00
 Unrealized Security Holding Gains                                                                    118,874          118,874.00
                                                                                                                       ----------

 Total Other Comprehensive Income
Total comprehensive Income                                                                                           1,155,471.00

BALANCE SEPTEMBER 30, 1998                          1,042,094      $4,201,428     $4,844,801        ($262,455)       8,783,774.00

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at September 30, 1999 and December 31, 1998, and and the results of cash flows for the nine months ended September 30, 1999 and 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to shareholders. The results for the three and six months ended September 30, 1999 and 1998 may not necessarily be indicative of the operating results for the full year.


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

The amortized cost and fair values of investment securities available for sale at September 30, 1999 and December 31, 1998 were:

                                                                             GROSS              GROSS
                                                           AMORTIZED       UNREALIZED        UNREALIZED               FAIR
SEPTEMBER 30, 1999                                           COST            GAINS             LOSSES                VALUE
                                                             ----            -----             ------                -----
Obligations of U.S. government agencies and corporations    $2,420,353             $891              $71,638             2,349,606
Mortgage-backed securities                                   4,837,339            7,057              272,783             4,571,613
Commercial Paper                                                     0                0                    0                     0
Obligations of State and Political Subdivisions                497,573                0               35,097               462,476
                                                               -------                -               ------               -------
TOTAL                                                       $7,755,265           $7,948             $379,518             7,383,695
                                                            ----------           ------             --------             ---------


DECEMBER 31, 1998                                                            GROSS              GROSS
                                                           AMORTIZED       UNREALIZED        UNREALIZED               FAIR
                                                             COST            GAINS             LOSSES                VALUE
                                                             ----            -----             ------                -----
U.S. Treasury securities                                            $0               $0                   $0                  0.00
Obligations of U.S. government agencies and corporations     1,650,875          163,545                    0          1,814,420.00
Mortgage-backed securities                                   3,286,605            2,903              214,455          3,075,053.00
Commercial Paper                                             7,969,833                0                    0          7,969,833.00
Obligations of State and Political Subdivisions                      0                0                    0                  0.00
Other Securities                                                 3,800                0                    0              3,800.00
                                                                 -----                -                    -
TOTAL                                                      $12,911,113         $166,448             $214,455         12,863,106.00
                                                           -----------         --------             --------         -------------

The amortized cost and fair values of investment securities held to maturity at September 30, 1999 and December 31, 1998 were:

                                                                             GROSS              GROSS
SEPTEMBER 30, 1999                                         AMORTIZED       UNREALIZED        UNREALIZED               FAIR
                                                             COST            GAINS             LOSSES                VALUE
                                                             ----            -----             ------                -----
U.S. Treasury securities                                            $0               $0                   $0                     0
Obligations of U.S. government agencies and corporations     5,703,841            4,446              159,242             5,549,045
Mortgage-backed securities                                     650,003            3,070               12,660               640,413
Obligations of State and political subdivisions              6,133,148           13,603              218,252             5,928,499
Other securities                                               395,200                0                    0               395,200
                                                               -------                -                    -               -------
TOTAL                                                      $12,882,192          $21,119             $390,154            12,513,157
                                                           -----------          -------             --------            ----------


                                                                             GROSS              GROSS
                                                           AMORTIZED       UNREALIZED        UNREALIZED               FAIR
DECEMBER 31, 1998                                            COST            GAINS             LOSSES                VALUE
                                                             ----            -----             ------                -----
U.S. Treasury securities                                       $98,777               $0                 $777             98,000.00
Obligations of U.S. government agencies and corporations     1,235,905           25,798                  132          1,261,571.00
Mortgage-backed securities                                   8,168,695          283,004               12,759          8,438,940.00
Obligations of state and political subdivisions              6,254,774           14,059                8,337          6,260,496.00
                                                             ---------           ------                -----          ------------
TOTAL                                                      $15,758,151         $322,861              $22,005         16,059,007.00
                                                           -----------         --------              -------         -------------


Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1999                 1998
                                                                       ----                 ----
Commercial, financial, and agricultural                             $39,993,406          $34,397,232
Real estate-construction                                             12,786,237            7,070,375
Real estate-mortgage                                                 34,145,916           21,508,083
Installment loans to individuals                                      6,861,873            3,605,427
All other loans (including overdrafts)                                  181,495              146,379
                                                                        -------              -------
                                                                     93,968,927           66,727,496

Less - deferred loan fees                                             (435,071)            (311,851)
Less - reserve for possible loan losses                             (1,200,556)          (1,008,413)
                                                                    -----------          -----------

Total loans                                                         $92,333,300          $65,407,232
                                                                    -----------          -----------

Loans Held For Sale                                                    $538,500           $2,935,561

Concentration of Credit Risk

At September 30, 1999, approximately $46,932,153 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $919,888 and $934,389 at September 30, 1999 and December 31, 1998, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $80,717, $103,164, for the period ended September 30, 1999 and December 31, 1998, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           1999                 1998
Balance at beginning of year                              $1,069,535             $930,284
Additions charged to operating expense                       123,500              164,000
Loans charged off                                            (7,687)             (45,277)
Recoveries of loans previously charged off                   15,208               20,528
                                                             -------              ------
Balance at end of period                                  $1,200,556           $1,069,535

At September 30, 1999, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $859,404 and undisbursed loan commitments in the amount of $27,567,300. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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


Management believes that the allowance for credit losses at September 30, 1999 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.


Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for September 30, 1999 was 1,116,143 and 1,250,723, respectively. The total number of shares used for calculating basic and diluted for September 30, 1998 was 1,042,094 and 1,115,035, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of September 30, 1999, total consolidated assets of Heritage Oaks Bancorp were $139,814,554 compared to $131,168,498 at December 31, 1998. This reflects an increase of 6.59%. This growth is attributable to continuing positive economic factors along with the opening of two de novo branch offices in Santa Maria and Atascadero on February 1, 1999 and March 15, 1999, respectively.

Total cash at September 30, 1999 was $17,478,344. The large cash balance reflects the increased number of branch offices and cash needed to fund the Bank's automatic teller machine ("ATM") network. As of September 30, 1999, the Bank was operating approximately 75 ATMs.

Total net loans at September 30, 1999 were $92,333,300 compared to $69,803,041 at December 31, 1998. This increase from yearend is the result of expansion in the number of branches and the reputation our Bank has established in our new and existing market area. Management intends to continue its aggressive increase in the level of loans outstanding while not compromising underwriting standards.

Securities available for sale, which are carried at market value, were $7,383,695 at September 30, 1999 compared to $12,863,106 at December 31, 1998.
Securities held to maturity, which are carried at their amortized cost, were $12,826,315 at September 30, 1999 compared to $15,758,151 at December 31, 1998.
Both categories have decreased through security maturity and principal cash flow pay down to supply funds for loan demand.

Federal funds sold were $2,200,000 at September 30, 1999 and $7,700,000 at December 31, 1998. Total deposits were $127,956,638 at September 30, 1999 compared to $119,407,706 at December 31, 1998, which represents an increase of 7.16%. The increase in total deposits is primarily attributable to the two new branch offices and deposits obtained in relationships as the result of new loans.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $120,635,652 represented 94.3% of total deposits at September 30, 1999. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At September 30, 1999, the balance of borrowed funds on this line was $350,000 compared to $750,000 at December 31, 1998.


RESULTS OF OPERATIONS

The Company reported net income for the NINE MONTHS ended September 30, 1999 of $956,028 compared to $1,036,597 for the same period in 1998. Per share earnings on a diluted basis for September 30, 1999 and September 30, 1998 were $0.86 and $0.99, respectively. Basic per share earnings for September 30, 1999 and September 30, 1998 were $0.76 and $0.93, respectively.

Net income for the THREE MONTHS ended September 30, 1999 was $435,095, compared to $375,231 for the same period in 1998.

Reduced year-to-date earnings are the direct result of the Bank's expansion into Santa Maria and Atascadero. Management's 1999 budget reflected this decrease in earnings from the same period in 1998.

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

Net interest income for the NINE MONTHS ended September 30, 1999 was $5,264,121 as compared to $3,892,031 for the same period in 1998. This represents an improvement of $1,372,090 or 35.25%. As a percentage of average earning assets, the net interest margin for the first nine months of 1999 increased to 6.31% from 5.98% from the same period one year earlier. The increase in net interest margin is primarily due to an $24,181,000 increase in average interest earning assets and an increase of only $9,949,000 in interest bearing liabilities. This improvement was the result of the bank=s marketing efforts to attract non-interest bearing demand deposit accounts. The average balance of demand deposits at September 30, 1999 was $36,413,000 compared to $18,485,000 at September 30, 1998.

Net interest income for the THREE MONTHS ended September 30, 1999 was $1,902,143 compared to $1,416,666 for the same period in 1998. This represents an increase of 34.3%. Interest expense for this three month period was $648,003 at September 30, 1999 compared to $701,650 at September 30, 1999.

Average interest earning assets were $110,900,000 at September 30, 1999 compared to $86,719,000 at September 30, 1998. Average interest-bearing liabilities increased to $83,116,000 at September 30, 1999 from $73,167,000 at September 30, 1998. Average interest rates on interest-bearing liabilities dropped from 3.43% for the first nine months of 1998 to 3.00% for the first nine months of 1999.

                                                          AVERAGE BALANCE SHEET INFORMATION FOR SEPTEMBER 30,
(DOLLARS IN THOUSANDS)
                                                           ----------------------------------------------------
                                                                                 1999
                                                              AVERAGE       AVERAGE YIELD        AMOUNT
Interest Earning Assets:                                      BALANCE         RATE PAID         INTEREST
                                                           ----------------------------------------------------
            Time deposits with other banks                           $629              4.46%            $21
            Investment securities taxable                          16,657              5.87%            731
            Investment securities non-taxable                       6,544              4.74%            232
            Federal funds sold                                      4,952              4.97%            184
            Loans (1) (2)                                          82,118              9.70%          5,958
                                                                 --------                          --------

            Total interest earning assets                         110,900              8.59%          7,126
                                                                 --------                          --------

Allowance for possible loan losses                                 (1,128)
Non-earning assets:
            Cash and due from banks                                14,560
            Property, premises and equipment                        2,767
            Other assets                                            3,723
                                                                 --------

TOTAL ASSETS                                                     $130,822
                                                                 --------

Interest -bearing liabilities:
            Savings/NOW/money market                               54,416              2.09%            849
            Time deposits                                          27,679              4.63%            958
            Other borrowings                                        1,021              7.20%             55
                                                                 --------                          --------

            Total interest-bearing liabilities                     83,116              3.00%          1,862
                                                                 --------                          --------

Non-interest bearing liabilities:
            Demand deposits                                        36,413
            Other liabilities                                       1,296
                                                                 --------

            Total liabilities                                     120,825
                                                                 --------

Stockholders' equity
            Common stock                                            4,512
            Retained earnings                                       5,744
            Valuation Allowance Investments                          (259)
                                                                 --------

            Total stockholders' equity                              9,997
                                                                 --------

TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                               $130,822
                                                                 --------

Net Interest Income                                                                                  $5,264
                                                                                                   --------
Net Interest Margin (3)                                                                6.31%


                                                            ----------------------------------------------------
                                                                                 1998
                                                              AVERAGE       AVERAGE YIELD        AMOUNT
Interest Earning Assets:                                      BALANCE         RATE PAID         INTEREST
                                                            ----------------------------------------------------
            Time deposits with other banks                           $224              6.57%            $11
            Investment securities taxable                          16,236              6.07%            737
            Investment securities non-taxable                       4,945              4.84%            179
            Federal funds sold                                      3,165              5.58%            132
            Loans (1) (2)                                          62,149             10.13%          4,707
                                                                 --------                          --------

            Total interest earning assets                          86,719              8.89%          5,766
                                                                 --------                          --------

Allowance for possible loan losses                                   (937)
Non-earning assets:
            Cash and due from banks                                10,806
            Property, premises and equipment                        2,058
            Other assets                                            2,984
                                                                 --------

TOTAL ASSETS                                                     $101,630
                                                                 --------

Interest -bearing liabilities:
            Savings/NOW/money market                               47,641              2.48%            884
            Time deposits                                          24,371              5.17%            942
            Other borrowings                                        1,155              5.90%             51
                                                                 --------                          --------

            Total interest-bearing liabilities                     73,167              3.43%          1,877
                                                                 --------                          --------

Non-interest bearing liabilities:
            Demand deposits                                        18,485
            Other liabilities                                       1,770
                                                                 --------

            Total liabilities                                      93,422
                                                                 --------

Stockholders' equity
            Common stock                                            4,190
            Retained earnings                                       4,399
            Valuation Allowance Investments                          (381)
                                                                 --------

            Total stockholders' equity                              8,208
                                                                 --------

TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                               $101,630
                                                                 --------

Net Interest Income                                                                                  $3,889
                                                                                                   --------
Net Interest Margin (3)                                                                5.98%

         (1) Nonaccrual loans have been included in total loans.
         (2) Loan fees of $349,500 and $215,600 for 1999 and 1998, respectively, have been included in the interest income computation.
         (3) Net interest income has been calculated by dividing the net interest income by total earning assets.

The preceding table sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 1999 and 1998.

NON-INTEREST INCOME

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the NINE MONTHS ended September 30, 1999 was $4,283,548 compared to $4,919,830 for the same period in 1998. That represents a decrease of $636,282 or 12.9%. Service charge income increased from $521,067 during the first nine months of 1998 to $552,682 for the NINE MONTHS ended September 30, 1999. This modest increase in service charges is a result of the Bank's growth in deposit accounts. ATM transaction fees and interchange income were $2,288,089 during the NINE MONTHS ended September 30, 1999 compared to $3,277,600 during the same period for 1998. The Bank receives income for each transaction. Approximately 20% of the ATMs are located at gaming sites on Native American lands. The competition related to the installation of ATM machines has been increasing and has reduced current income from these machines. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the nine months ended September 30, 1999 was $66,910 compared to $92,797 for the same period during 1998.

Income from bankcard merchant fees decreased to $587,963 for the nine months ended September 30, 1999 compared to $627,567 for the same period during 1998. As of September 1, 1999, the Bank sold the liability of the Merchant Bancard Program and will receive a monthly check for a percentage of the net sales volume of the portfolio. There will be a change to the revenue flow to reflect "net" earnings on a monthly basis. It is the Bank's intention to actively market this product to provide greater ongoing revenue, without the risk.

Non-interest income for the THREE MONTHS ended September 30, 1999 was $1,642,641 compared to $1,694,665 for the same period in 1998. That represents a decrease of $52,024 or 3.07%. Service charge income was $198,090 for the THREE MONTHS ended September 30,1999 and $192,434 for the same period in 1998. ATM transaction fees and interchange income were $743,465 during the THREE MONTHS ended September 30, 1999 compared to $1,018,752 during the same period for 1998. The sponsorship revenue for the THREE MONTHS ended September 30, 1999 was $22,794 compared to $25,555 for the same period during 1998. Income from bankcard merchant fees increased to $229,822 for the THREE MONTHS ended September 30, 1999 compared to $216,260 for the same period during 1998.


Other Expense

The Bank opened de novo branches in Santa Maria and Atascadero on February 1 and March 15, 1999, respectively. Other expenses have grown as a result of the additional branches and overall growth of the Bank. Non-interest expense was $7,968,654 and $7,098,320 for the NINE MONTHS ended September 30, 1999 and the same period in 1998, respectively. Salaries and employee benefits expense were $2,638,208 and $2,178,088 for the NINE MONTHS ended September 30, 1999 and 1998, respectively. Full time equivalent employees were 86 at September 30, 1999 compared to 71 at September 30, 1998. Occupancy and equipment costs grew to $1,121,958 for the NINE MONTHS ended September 30, 1999 from $806,451 for the same period of 1998. The Bank has finalized purchases in conjunction with Y2K compliance. (Refer to the Year 2000 section of this document) Expense associated with the ATM network was $1,502,790 and $1,921,793 for the NINE MONTHS ended September 30, 1999 and 1998, respectively. Expense associated with the Merchant Bancard program was $549,742 and $608,259 for the nine months ended September 30, 1999 and 1998, respectively. Expense associated with all other non-interest expense categories was $2,155,956 and $1,583,729 for the NINE MONTHS ended September 30, 1999 and 1998, respectively. The increase in other expense reflects increases associated with the growth as a result of the two new branches and the overall growth of the Bank.

Non-interest expense was $2,831,100 and $2,476,382 for the THREE MONTHS ended September 30, 1999 and the same period in 1998, respectively. Salaries and employee benefits expense were $883,232 and $775,386 for the THREE MONTHS ended September 30, 1999 and 1998, respectively. Occupancy and equipment costs grew to $374,704 for the THREE MONTHS ended September 30, 1999 from $276,424 for the same period of 1998. Expense associated with the ATM network was $537,639 and $743,075 for the THREE MONTHS ended September 30, 1999 and 1998, respectively. Expense associated with the Merchant Bancard program was $171,363 and $187,802 for the THREE MONTHS ended September 30, 1999 and 1998, respectively. Expense associated with all other non-interest expense categories was $864,792 and $513,296 for the THREE MONTHS ended September 30, 1999 and 1998, respectively. The increase in other expense reflects increases associated with the growth as a result of the two new branches and the overall growth of the Bank.

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

The Banks branch locations have been located to take advantage of this growing economy, as evidenced by the two de novo branches opened during the first quarter of 1999. The Bank is currently negotiating a lease to establish a full service branch office in Arroyo Grande with an anticipated opening date sometime during the fourth quarter of 1999.

Capital

The Company's total stockholders equity was $10,436,921 at September 30, 1999 compared to $9,436,670 as of December 31, 1998. The increase in capital was from net income of $956,028, $111,453 from stock options exercised, ($2,890) for fractional shares from a 4% stock dividend during the first quarter and ($64,340) net change in other comprehensive income related to unrealized security holding loss, net of tax.

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

The Leverage Ratio calculation simply divides common stockholders= equity (reduced by any Goodwill a bank may have) by the total average assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the bank's capital ratios at September 30, 1999:

                                       Adequately Capitalized    Heritage
                                        Regulatory Standard     Oaks Bank
Leverage Ratio                                 4.00%               7.29%

Tier One Risk Based Capital Ratio              4.00%               9.56%

Total Risk Based Capital Ratio                 8.00%              10.72%

It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of

$5,500,000 and additionally can borrow money through repurchase agreements with two brokerage firms. The Bank borrowed from a correspondent line ($700,000) for one day during the month of September 1999.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Collateral has not yet been pledged to establish a borrowing line. The Bank renewed an agreement with The Federal Reserve Bank of San Francisco to borrow at the FRB Window. Collateral is in the process of being pledged to allow for approximately $3 million in borrowing capacity.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At September 30, 1999, the ratio of liquid assets to deposits and other liabilities was 23.87%. The ratio of gross loans to deposits, another key liquidity ratio, was 73.4% at September 30, 1999.


INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended September 30, 1999 has not been significant to the Bank's financial position or result of operations.

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

The Company has created a budget specific to Year 2000 readiness. The budget is comprised of the following components: (1) consulting assistance for testing,
(2) Auditing, and (3) Operating system and network upgrades. This component is budgeted at $191,000. At September 30,

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

In addition, the Company has dedicated significant human resources to the Year 2000 Plan. This includes the salaries and benefits of personnel devoting significant time to the plan. As of September 30, 1999, the Company had expended over $36,020 in "man-hours" to the project. In addition, expenditures have been made in the areas of advertising and public relations, customer and employee awareness programs and more.

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

DATE: October 22, 1999



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