Form 10KSB40
period 1999-12-31
HERITAGE OAKS BANCORP
filed 2000-03-28
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the Year ended DECEMBER 31, 1999

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the transition period from    to

                                 Commission file number        0-25020

                             HERITAGE OAKS BANCORP
             (Exact name of registrant as specified in its charter)

   STATE OF CALIFORNIA                                  77-0388249
(State or other jurisdiction of                         (I.R.S. Identification
employee incorporation or organization)                  No.)

545 12TH STREET, PASO ROBLES, CALIFORNIA 93446          (805) 239-5200
(Address of principal executive offices) (Zip Code)     Registrant's telephone
                                                        number, including
                                                        area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, (no par value)                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be riled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/.

Registrant's revenue for 1999 was $15,400,259. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1st, 2000 was $11,861,346. As of March 1st, 2000, the Registrant had 1,144,282 shares of Common Stock outstanding.

The following documents are incorporated by reference in Part III, Items 9 through 12 of Registrant's definitive proxy statement for the 2000 annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one)    Yes / /    No /X/

                                TABLE OF CONTENTS


PART I                                                                                                    Page
Item 1.  Description of Business                                                                           3 - 11

Item 2.  Description of Properties                                                                        11 - 12

Item 3.  Legal Proceedings                                                                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                                                   12

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters                           13 - 14

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations            14 - 27

Item 7.  Financial Statements                                                                             28-F-34

Item 8.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure                     28

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;                                        28

Item 10.  Executive Compensation                                                                               28

Item 11.  Security Ownership of Certain Beneficial Owners and Management                                       28

Item 12.  Certain Relationships and Related Transactions                                                       28

Item 13.  Exhibits and Reports on Form 8-K                                                                28 - 30


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

Banking Services

The Bank was licensed by the California Department of Financial Institutions
(ADFI) and commenced operation in January 1983. As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation (AFDIC). The Bank is also subject to certain other federal laws and regulations. The deposits of the Bank are insured by the FDIC up to the applicable limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 1999, the Company had approximately $147.3 million in assets, $102.4 million in net loans, $132.9 million in deposits, and $10.5 million in stockholders' equity.

The Bank is headquartered in Paso Robles with a branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, a loan production office in Arroyo Grande, one branch located in Santa Maria and a branch located in Atascadero. The Bank conducts a commercial banking business in San Luis Obispo County, Northern Santa Barbara County and Southern Monterey County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. It also offers installment note collection, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. On January 13, 2000, the Bank opened a full service branch office in Arroyo Grande, California. Concurrent with this, the Bank closed the loan production office in the same city and included it in the new full service branch office.

The Bank's operating policy since its inception has emphasized small business commercial and retail banking. Most of the Bank's customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 1999, these four categories accounted for approximately 36.89%, 2.67%, 12.23% and 48.07% respectively, of the Bank's loan portfolio. As of December 31, 1999, $62,805,191 or 60.3% of the Bank's $104,152,682 in gross loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development. Commercial and agricultural loans grew $.2 million (approximately .50%) between year-end 1998 and year-end 1999. See AItem 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Most of the Bank's deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank's deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 1999, the Bank had approximately 11,630 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $81.6 million for an average balance per account of approximately $7,016; 5,012 savings accounts with balances totaling $13.5 million for an average balance per account of approximately $2,694; and 1,260 time certificate of deposit accounts with balances totaling $37.8 million, for an average balance per account of approximately $30,000.

The principal sources of the Banks revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) ATM transaction fees, sponsorship fees and interchange income, (v ) mortgage origination fees and (vi) miscellaneous income. For the year ended December 31, 1999, these sources comprised 54.7%, 9.7%, 4.9%, 20.3%, 1.9% and 8.5%, respectively, of the
Bank's total operating income.

The Bank has arranged to install 82 cash dispensing machines for the purpose of dispensing cash, 14 of which are on Native American lands where bingo games and other gaming operations are conducted, with the remaining 68 at other commercial locations, and at the Bank's 8 offices. The Bank receives a transaction fee for each completed transaction on the cash dispensing machines at all off premise locations. In regard to the Native American sites, in previous years, the Bank shared a portion of the fees with two individuals who had helped to make these arrangements and with the tribes on whose lands the cash dispensing machines are installed. During September 1996, the Bank bought out the interest of one of the individuals. During April 1997, the Bank bought out the interest of the other individual. In prior years, the Bank only received the net earnings from the surcharge revenue received from the gaming network. After the Bank had purchased the interest of the two individuals, it then assumed all direct costs and received all of the revenue net of the amounts that are still paid to the tribes on whose land the casinos are located. The contract buy-outs were fully amortized over a period of 18 and 36 months. The total amortization expense for 1999 was approximately $90,000.

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

When the Company uses or incorporates by reference in this Annual Report on Form 10-KSB ("Annual Report") the words "anticipate", "estimate", "expect", "project", "intend", "commit", "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Employees

As of February 1, 2000, the Bank had a total of 92 full-time equivalent employees. The management of the Bank believes that its employee relations are satisfactory. The Company has only one salaried employee (the internal auditor). The Company's officers all hold similar positions at the Bank and receive compensation from the Bank.

Competition

The banking and financial services business in California generally, and in the Banks market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Bank's business is concentrated in its service area, which encompasses San Luis Obispo County, Northern Santa Barbara County and Southern Monterey County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 1999, the Bank's legal lending limits to a single borrower and such borrower's related parties were $1,680,150 on an unsecured basis and $2,800,250 on a fully secured basis based on regulatory capital of $11,201,002.

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

In recent years competition for cash dispensing machines on Native American lands in connection with gaming operations has increased. Further competition for ATM machines at retail sites has also increased creating reduced profit margins. The Bank is becoming less reliant on ATM generated revenue than in previous years and the trend is expected to continue in this direction.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. See "Financial Modernization Act".


Supervision and Regulation

The Company and the Bank is extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See discussion under "Financial Modernization Act" below for additional information.

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

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and filed reports and proxy statements pursuant to such Act with the Securities and Exchange Commission
(ASEC)

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank and the Company, compared to its minimum regulatory capital requirements as of December 31, 1999.


                                   DECEMBER 31, 1999

                                 BANK        COMPANY            MINIMUM
                                ACTUAL        ACTUAL       CAPITAL REQUIREMENTS

    LEVERAGE RATIO               7.22%        7.62%              4.0%
    TIER 1 RISK-BASED RATIO      9.60%        9.80%              4.0%
    TOTAL RISK-BASED RATIO      10.75%       10.89%              8.0%


Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 1998. Under existing regulations of the Federal Reserve Board, the capital ratios of the bank holding company with total assets of less than $150 million, such as the Company, are deemed to be the same as those of the Bank.

On January 1, 1998 legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 4% of the banks total assets or (ii) $1,000,000.

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

An insured depository institution generally will be classified in the following categories based on capital measures indicated below:


"WELL CAPITALIZED"                             "ADEQUATELY CAPITALIZED"
Total risk-based capital of 10%;                Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and            Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                           Leverage ratio of 4%.

"UNDERCAPITALIZED"                              "SIGNIFICANTLY UNDERCAPITALIZED"
Total risk-based capital less than 8%;          Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%; or      Tier 1 risk-based capital less than 3%; or
Leverage ratio less than 4%.                    Leverage ratio less than 3%.

"CRITICALLY UNDERCAPITALIZED"
Tangible equity to total assets less than 2%.



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

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if, after such transaction, the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

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

Premiums for Deposit Insurance

All deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (ABIF) which are subject to FDIC insurance assessment. The amount of FDIC assessment paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC significantly reduced premium rates assessed on deposits insured by the BIF. As a result of its AWell
Capitalized status, the Bank paid $30,515 in 1999.


Financial Modernization Legislation

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, prohibiting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "complementary" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits various non-bank financial services providers to acquire banks by allowing bank holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or non-financial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the Federal Reserve Board while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. With regard to securities laws, the GLB Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940 to require registration of banks that act as investment advisers for mutual funds.

The GLB Act also includes provisions concerning subsidiaries of national banks, permitting a national bank to engage in most financial activities through a financial subsidiary, provided that the bank and its depository institution affiliates are "well capitalized" and "well managed" and meet certain other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of state banks, new activities as "principal" would be limited to those permissible for a national bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act as well as its depository institution affiliates to be "well capitalized," and also subjects the bank to the same capital, risk management and affiliate transaction rules as applicable to national banks. The provisions of the GLB Act relating to financial holding companies become effective 120 days after its enactment, or about March 15, 2000, excluding, the federal preemption provisions, which became effective on the date of enactment.

The GLB Act will likely increase competition in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

The Company currently meets all the requirements for financial holding company status. However, the Company does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the GLB Act which require such status. Unless and until it elects such status, the Company will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the GLB Act.


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

Accounting Change

From time to time the Financial Accounting Standards Board (AFASB) issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company (see the Notes to the Financial Statements included in Item 7 of this Report). The FASB recently proposed for comment a change in the accounting rules relating to mergers and acquisitions. Specifically, the Apooling method of accounting for mergers would be eliminated. Financial institutions often prefer to account for mergers using this method and many of the mergers in the financial institutions industry in the last several years have been accounted for using the pooling method. The impact of such accounting change, if adopted, on mergers and acquisitions involving financial institutions and upon the Company and the value of its Common Stock can not presently be predicted.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Bank and the Company occupy a permanent headquarters facility that is located at 545 Twelfth Street, Paso Robles, Ca. The purchase price for the headquarters, was approximately $1,000,000 for the building and land. This building has approximately 9,000 square feet of space and off-street parking. The Bank has remodeled this building at an approximate cost of $300,000.

The Bank has a non-banking office, located at 600 Twelfth Street, Paso Robles (directly across from its present headquarters) which was purchased by the Bank on December 23, 1986, for approximately $400,000 from an unaffiliated party.

In June of 1994, the Bank opened a branch at 171 Niblick Rd., Paso Robles, Ca. The Bank leases this 1,400 square foot branch for $2,135 per month. On February 24, 2000, the Bank renewed the lease for an additional five-year term.

On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo. The branch was previously located in premises that were acquired from La Cumbre Savings, which lease expired in 1997. The new branch lease is for 6,200 square feet of which the Bank subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and the Bank pays 42%. The rent under the lease for the entire space starts at $6,200/month for the first year; $6,280/month for the next two years; $7,750/month for the next two years the rent is then repriced in year six of the lease to 95% of the prevailing fair market value and then increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

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

On February 21, 1997, the Bank acquired the Cambria branch of Wells Fargo Bank located at 1276 Tamson Drive, Cambria. The Bank leases this 2,916 square foot branch for $2,208 per month, subject to adjustments for cost of living increases and certain pass-throughs. The lease will expire in 2004 at which time the Bank has an option to renew the lease for two additional five-year terms.

On August 26, 1998, the Company purchased property located at 9900 El Camino Real, Atascadero. The purchase price was $271,160. The Company entered into a contract with Sabaloni Construction to construct a building with a total of 3,500 square feet of floor space. The total cost of improvements was $440,765 plus furniture and fixtures. On April 1, 1999, the Company entered into a five-year lease agreement, with three five year options to renew, with the Bank at the rate of $4,725 per month or $1.35 per square foot. Comparatives were obtained to ensure that the lease amount was at fair market value.

On November 1, 1998, the bank entered into a 10 year lease with an unaffiliated party to lease property known as 1660 South Broadway, Santa Maria, Ca. The lease calls for monthly payments based on a triple net price of $1.15 per square foot or $5,395 per month. The rent will adjust each November by the Consumer Price Index or a maximum of 6%. The lease will expire on October 31, 2008, with the banking having three five year options to renew.

On October 14, 1999 the bank entered into a 18 month Sublease with an unaffiliated party to lease property located at 1360 Grand Avenue, Arroyo Grande, Ca. The lease calls for monthly payment based on a triple net price of $1.00 per square foot or $3,375 per month. It is the bank's intention to enter into a longer-term lease when the sublease expires.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.




                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

There is a limited over-the-counter market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange or market. However, Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacfic Crest Securities and Sutro & Co. make a market in the Company's Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board under the symbol AHEOP.

The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacific Crest Securities and Sutro & Co. These prices do not include retail mark-ups, mark-downs or commission.


Quarter Ended                                    Bid Prices
1998                                        Low               High
March 31                                   $13.50            $16.00
June 30                                     15.75             16.75
September 30                                16.00             17.75
December 31                                 16.00             17.00

1999                                        Low               High
March 31                                   $16.25            $16.25
June 30                                     16.25             17.00
September 30                                16.00             16.75
December 31                                 15.75             16.75


Holders

As of March 1, 2000, there were approximately 585 holders of the Company's Common Stock. There are no other classes of equity outstanding.

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

Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $2,548,502 at December 31, 1999.

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 1997 (Per share information has been retroactively adjusted for the three-for-two stock split paid on November 5,
1997):


Month Paid                                           Amount Per Share
      February, 1997                                        $ .33
      February, 1998                                        $ .50


On January 28, 1999, the Board of Directors declared a 4% stock dividend, in lieu of a cash dividend, for shareholders of record as of February 15, 1999. The stock dividend was distributed on February 26, 1999.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 1999. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

 On November 15, 1994, the Company acquired all of the assets and assumed all of the liabilities of the Bank. Each shareholder of the Bank received one share of stock in the Company in exchange for one share of Bank stock. The Bank became a wholly owned subsidiary of the Company. The Bank is the only active subsidiary owned by the Company.

EARNINGS OVERVIEW

The Company reported net income for 1999 of $1,430,928. This was a 6.3% increase from the $1,346,595 reported in 1998. Net income reported for 1998 represented an increase of $85,531 or 6.8% more than 1997 net income of $1,261,064. Basic earnings per share were $1.27, $1.24 and $1.18 at December 31, 1999, 1998 and 1997, respectively. Diluted earnings per share were $1.15, $1.13 and $1.11 at December 31, 1999, 1998 and 1997, respectively.


                                       RETURN ON EQUITY AND ASSETS


                                                              DECEMBER 31,
                                                          1998             1999
                                                          ----             ----
         Return on Average Assets                          1.24%            1.07%

         Return on Average Equity                         16.11%           14.87%

         Average Equity to



         Average Assets Ratio                              8.04%            7.78%


         Return on Average Interest
         Bearing Assets                                    5.94%            6.42%

         Average Loans to Average Deposits                65.84%           71.20%


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

Net interest income before provision for possible loan losses for 1999 was $7,312,558, an increase of $1,866,193 or 34.3% more than the $5,446,365 in
1998. The increase in net interest income for 1999 compared to 1998 was attributable to a $22,163,000 increase in average earning assets at an average rate of 8.7%. The average interest-bearing liabilities for 1999 increased by $9,818,000. The increase in net interest income resulted primarily from the large increase in interest earning assets over the increase in interest bearing liabilities. The average rate paid on interest bearing liabilities in 1999 was 3.05% compared to 3.37% in 1998. Average non-interest bearing demand deposits increased by $15,027,000 over 1998. Other low cost deposits such as savings, now and money market accounts grew an average $6,208,000 with a weighted average rate of 2.08%. The higher cost time deposits increased an average of $3,447,000. These changes reflect a major effort by the Bank to adjust its liability mix to increase its level of demand deposits and savings accounts. Total income on the loan portfolio increased from $6,459,394 in 1998 to $8,424,833 in 1999. This was due to an increase in average loans of $21,844,000.

The average yield on earning assets was 8.71% for both 1999 and 1998. The average yield on interest bearing liabilities was 3.05% for 1999, compared to 3.37% for 1998. The net interest margin was 6.42% in 1999 compared to 5.94% in 1998.

The table on the following page sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 1999 and 1998. The average balance of non-accruing loans has been included in loan totals.


                                                                    1999                                    1998
(DOLLARS IN THOUSANDS)                               AVERAGE   AVERAGE YIELD   AMOUNT         AVERAGE  AVERAGE YIELD   AMOUNT
Interest Earning Assets:                             BALANCE     RATE PAID    INTEREST        BALANCE    RATE PAID    INTEREST
                                                    ---------  -------------  --------        -------  -------------  --------
             Time deposits with other banks            $409        5.38%         $22             $425         5.65%         $24
             Investment securities taxable           15,977        5.86%         937           17,522         6.04%       1,058
             Investment securities non-taxable        6,505        4.77%         310            5,266         4.80%         253
             Federal funds sold                       4,390        5.01%         220            3,749         5.25%         197
             Loans (1) (2)                           86,578        9.73%       8,425           64,734         9.98%       6,459
                                                    -------                    -----           ------                     -----

             Total interest earning assets          113,859        8.71%       9,914           91,696         8.71%       7,991
                                                    -------                    -----           ------                     -----

Allowance for possible loan losses                   (1,150)                                     (974)
Non-earning assets:
             Cash and due from banks                 14,984                                    11,993
             Property, premises and equipment         3,045                                     2,245
             Other assets                             3,558                                     3,258
                                                     ------                                    ------

TOTAL ASSETS                                       $134,296                                  $108,218
                                                   ========                                  ========

Interest -bearing liabilities:
             Savings/NOW/money market                54,717        2.08%       1,137           48,509         2.35%       1,142
             Time deposits                           29,370        4.69%       1,377           25,923         5.16%       1,338
             Other borrowings                         1,267        6.87%          87            1,104         5.80%          64
                                                      -----                    -----           ------                     -----

             Total interest-bearing liabilities      85,354        3.05%       2,601           75,536         3.37%       2,544
                                                     ------                    -----           ------                     -----

Non-interest bearing liabilities:
             Demand deposits                         37,472                                    22,445
             Other liabilities                        1,343                                     1,876
                                                     ------                                    ------

             Total liabilities                      124,169                                    99,857
                                                    -------                                    ------

Stockholders' equity
             Common stock                             5,148                                     4,232
             Retained earnings                        5,299                                     4,468
             Valuation Allowance Investments           (320)                                     (339)
                                                    -------                                    ------

             Total stockholders' equity              10,127                                     8,361
                                                    -------                                    ------

TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                $134,296                                  $108,218
                                                   ========                                  ========

Net Interest Income                                                           $7,313                                     $5,447
                                                                              ======                                     ======
Net Interest Margin (3)                                           6.42%                                       5.94%


     (1)  Nonaccrual loans have been included in total loans.

     (2) Loan fees of $483 and $312 for 1999 and 1998, respectively, have been included in the interest income computation.

     (3) Net interest income has been calculated by dividing the net interest income by total earning assets.

          Note: All average balances have been computed using daily balances.


                                                   RATE/VOLUME ANALYSIS

                                                                   1999                                       1998
                                                                   ----                                       ----
                                                    Average      Average                       Average      Average
Increase (decrease) in:                             Bal/Vol        Rate        Total           Bal/Vol       Rate        Total
Interest income:

  Loans (1)                                          $2,180        ($215)      $1,965           $1,154       ($201)        $953
  Investment securities taxable                         (93)         (28)        (121)             115          44          159
  Investment securities non-taxable (2):                 90           (3)          87              189           6          195
    Taxable equivalent adjustment (2):                  (31)           1          (30)             (67)         (2)         (69)
  Interest-bearing deposits                              (1)          (1)          (2)              14          (1)          13
  Federal funds sold                                     34          (10)          24               60          (5)          55
                                                       ------       ------      -----           ------       ------      -------
       Total                                          2,179         (256)       1,923            1,465        (159)       1,306

Interest expense:
  Savings, now, money market                            146         (151)          (5)             156         (64)          92
  Time deposits                                         178         (139)          39              192          40          232
  Other borrowings                                        9           14           23                8           -            8
                                                       ------       ------      -----           ------        -----      -------
       Total                                            333         (276)          57              356          (24)        332
                                                       ------       ------      -----           ------        -----      -------

Increase (decrease) in net
  Interest income                                    $1,846          $20       $1,866           $1,109        ($135)       $974
                                                     =======         ====      =======          =======       ======       =====

(1) Loan fees of $483 and $312 for 1999 and 1998, respectively have been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Any change attributable to changes in both volume and rate which cannot be segregated has been allocated.


Non-Interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machines ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for 1999 was $5,444,241 compared to $6,360,803 for 1998. The primary decrease in non-interest income is attributable to ATM transaction fees, ATM interchange income, and ATM sponsorship fees. These fees decreased by $1,128,978 from 1998. ATM transaction fees, interchange income, and sponsorship fees were $3,133,847 for 1999 compared to $4,262,825 for 1998. During the fourth quarter of 1998, 6 ATMs in a particular gaming facility were shut down due to the owner's change in operating policy. These machines were removed creating lost revenue opportunity for the remainder of 1998 of approximately $125,000. Gross revenue in 1999 was further impacted by increased competition resulting in re-negotiation of certain gaming agreements. Profit margins decreased, however, all gaming sites remain acceptably profitable. In previous years the Bank shared a portion of the gaming fees with two individuals who had helped to make these arrangements and with the tribes on whose lands the cash dispensing machines are installed. During September 1996, the Bank bought out the interest of one of the individuals. During April 1997, the Bank bought out the interest of the other individual. In prior years, the Bank only received the net earnings from the surcharge revenue received from the gaming network. After the bank had purchased the interest of the two individuals, it then assumed all direct costs and received all of the revenue net of the amounts that are still paid to the tribes on whose land the casinos are located. The contract buy-outs were amortized over a period of 18 to 36 months, with the final amortized amount of approximately $90,000 in 1999.

The competition relating to ATM machines at retail sites has also increased creating reduced profit margins. With this in mind, the Bank is utilizing upcoming ATM equipment lease terminations in the months of March, October, November and December of 2000 to reduce overhead and retain only the most profitable sites.

The Bank is becoming less reliant on ATM generated revenue than in previous years and the trend is expected to continue in this direction. The net earnings from all ATM operations before deducting for overhead expenses and salaries were $1,053,720, $1,506,032, and $1,493,778, for the years ended
December 31, 1999, 1998, and 1997, respectively.

During 1999, certain cities in California passed local laws prohibiting Surcharging by financial institutions at ATMs located within their municipalities. To counteract these actions, there has been considerable efforts put forth by financial institutions represented by numerous banking organizations. These efforts have resulted in a delay in any implementation of these laws. Even though the Bank is confident that such laws will not be able to be implemented, the Bank took action to divest itself of ownership in seven sites located in San Francisco, California. The Bank assigned the site agreements to a marketing firm while retaining the servicing. This resulted in no change to the net revenue stream of these seven sites.

Bankcard merchant fees were $623,930 in 1999 compared to $757,380 in 1998. Up until September 1999, the Bank accounted for merchant bankcard transactions by posting the gross revenue to income that was offset by expenses contained within the "Other Expense" category. In September 1999, the Bank entered into an agreement to sell the merchant agreements to the existing processor, whereby the Bank would no longer incur liability for transactions and would receive net income monthly based on net sales volumes. For 1998, net income (loss) from this line of business was ($107,590) while in 1999, the Bank posted positive net income of $50,606.

Non-Interest Expenses

Non-interest expense increased to $10,406,243 for 1999 from $9,568,547 in 1998, primarily due to the Banks growth. During the first quarter of 1999, the Bank opened a denovo, full service branch office in Santa Maria, California and Atascadero, California. During the fourth quarter, the Bank was in process of opening a full service, denovo branch office in Arroyo Grande, California. This office opened on January 13, 2000.

Salaries and employee benefit expenses were $3,562,023 and $2,892,921 for 1999 and 1998 respectively. Full time equivalent employees were 92 for 1999 and 68 for 1998. The increase in salary and benefit expense is due to increased staffing attributable to the Banks branch office growth during the year. The ratio of "assets per employee, one of the measures of operational efficiency, was $1,601,465 and $1,924,245 for 1999, and 1998 respectively. Occupancy, furniture and equipment expenses were $1,484,919 during 1999, compared to $923,207 incurred in 1998. The new branches along with preparation for Year 2000 compliance resulted in a significant portion of the increase in equipment expense for 1999.

Other expenses decreased to $5,359,301 in 1999 as compared to $5,752,419 in 1998. The decrease in other expenses reflects costs associated with growth of the Bank, and $676,666 decrease in cost associated with the ATM network.

Bankcard merchant expenses were $573,324 for 1999, compared to $864,970 for 1998. The decrease was the result of selling the portfolio in September 1999. Instead of accounting for gross revenue and gross expense, the Bank now receives net income based on the net sales volumes. The total net income for 1999 was $50,606, compared to a net loss of ($107,590) for 1998.

Provision for Income Taxes

The provision for income taxes was $754,128 for 1999 compared to $728,026 in 1998. The decrease in the provision is the result of tax-exempt investments. The Bank's effective tax rate was 34.5% and 35.1% in 1999 and 1998, respectively.

Provision and Allowance for Credit Losses

The allowance for credit losses is based upon management's evaluation of the adequacy of the existing allowance for outstanding loans. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon loan growth during the period, a comprehensive grading and review formula for loans outstanding and historical loss experience. In addition, management periodically reviews the condition of the loan portfolio including the value of security interest related to portfolio loans and the economic circumstances which may affect the value of portfolio loans to determine the adequacy of the allowance. The evaluation of the allowance is reviewed by management and reported on an ongoing basis to the Company's Loan Committee, Audit Committee and Board of Directors. A provision for credit losses of $165,500 and $164,000 was expended for 1999 and 1998, respectively. Net loan charge-offs (loans charged off, net of loans recovered) were ($5,981) in 1999 and $24,749 during 1998, respectively. The allowance for credit losses as a percent of total gross loans at year-end
1999 and 1998 was 1.19% and 1.47%, respectively. Monitoring of all credits enables management to analyze any inherent risks in the portfolio which may result from changes in economic conditions.

The following table summarizes the analysis of the allowance for loan losses as of December 31, 1999 and 1998.



                                         ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                              1999                            1998
                                                              ----                            ----
BALANCE AT BEGINNING OF PERIOD                            $1,069,535                        $930,284

CHARGE-OFFS:
  COMMERCIAL, FINANCIAL AND AGRICULTURAL                       7,623                          32,431
  REAL ESTATE- CONSTRUCTION                                        -                               -
  REAL ESTATE-MORTGAGE                                             -                               -
  INSTALLMENT LOANS TO INDIVIDUALS:
     MONEY PLUS                                                6,592                               -
     CREDIT CARDS                                                  -                           6,801
     OTHER INSTALLMENT                                             -                           6,045
                                                             -------                         -------
TOTAL CHARGE-OFFS                                             14,215                          45,277
                                                             -------                         -------

RECOVERIES:
  COMMERCIAL, FINANCIAL AND AGRICULTURAL                      19,682                           8,632
  REAL ESTATE- CONSTRUCTION                                        -                               -
  REAL ESTATE-MORTGAGE                                             -                               -
  INSTALLMENT LOANS TO INDIVIDUALS:                                -
     MONEY PLUS                                                    -                              25
     CREDIT CARDS                                                  -                           5,160
     OTHER INSTALLMENT                                           514                           6,711
                                                             -------                         -------
TOTAL RECOVERIES                                              20,196                          20,528
                                                             -------                         -------
  NET CHARGE-OFFS                                             (5,981)                         24,749
ADDITIONS CHARGED TO OPERATIONS                              165,500                         164,000
                                                             -------                         -------
BALANCE AT END OF PERIOD                                   1,241,016                       1,069,535
                                                          ==========                       =========
GROSS LOANS AT END OF PERIOD                           $ 104,273,064                    $ 72,840,372

RATIO OF NET CHARGE-OFFS DURING THE
YEAR TO AVERAGE LOANS OUTSTANDING                              -0.01%                           0.30%

RATIO OF RESERVES TO GROSS LOANS                                1.19%                           1.47%

RATIO OF NON-PERFORMING LOANS TO
THE ALLOWANCE FOR CREDIT LOSSES                                72.91%                          93.17%


The Bank adopted SFAS No. 114 (as amended by SFAS No. 118), AAccounting by Creditors for Impairment of a Loan on January 1, 1996. In accordance with SFAS No. 114, those loans identified as impaired are measured on the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.

Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction on the loan principal balance.

Included in non- performing loans for the last three years is a loan for $747,069. This loan is secured by real estate with an appraised value of approximately $1,500,000. Even though this loan is on a non-accrual status, management does not believe that there will be any loss of the principal due.

The following table summarizes the analysis of the allowance for loan losses as of December 31, 1999 and

                                          ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                              1999                            1998
                                                              ----                            ----
BALANCE AT BEGINNING OF PERIOD                            $1,069,535                        $930,284

CHARGE-OFFS:

  COMMERCIAL, FINANCIAL AND AGRICULTURAL                       7,623                          32,431
  REAL ESTATE- CONSTRUCTION                                        -                               -
  REAL ESTATE-MORTGAGE                                             -                               -
  INSTALLMENT LOANS TO INDIVIDUALS:
     MONEY PLUS                                                6,592                               -
     CREDIT CARDS                                                  -                           6,801
     OTHER INSTALLMENT                                             -                           6,045
                                                             -------                         -------
TOTAL CHARGE-OFFS                                             14,215                          45,277
                                                             -------                         -------

RECOVERIES:

  COMMERCIAL, FINANCIAL AND AGRICULTURAL                      19,682                           8,632
  REAL ESTATE- CONSTRUCTION                                        -                               -



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

A five year expansion of the California economy, the seven year expansion of the U.S. economy, the unprecedented returns from financial and equity markets, and the steady growth of visitor travel along the central coast of California, are the principal reasons for the current prosperity of San Luis Obispo County. According to this study, more job opportunities, and an increase in migration to San Luis Obispo County, resulting in higher demand for housing are also responsible for increased economic growth this year.

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

The Bank's branch locations have been located to take advantage of this growing economy, as evidenced by the two de novo branches opened during the first quarter of 1999 and more recently on January 13, 2000 in Arroyo Grande.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $147,299,268 at December 31, 1999 compared to $131,168,498 in 1998. A major portion of the Banks loans are adjustable. Approximately 73% of the loans are adjustable. The majority of those loans that reprice are tied to changes in the prime rate. If interest rates change, the yield on these loans will also change. A 1.00% increase in the prime rate would increase net interest income approximately $769,731 a year and a 1.00% decrease in the prime rate would decrease net interest income by $158,098 a year.

The following table summarizes the composition of the loan portfolio as of December 31, 1999 and 1998:


                                      COMPOSITION OF LOAN PORTFOLIO


                                                          1999                            1998
                                                          ----                            ----
                                                 AMOUNT          PERCENT         AMOUNT          PERCENT
                                               ----------        -------      ----------         -------
COMMERCIAL, FINANCIAL AND AGRICULTURAL       $ 38,419,611         36.89%    $ 38,220,932          53.69%

REAL ESTATE- CONSTRUCTION                      12,741,477         12.23%       8,357,701          11.74%

REAL ESTATE-MORTGAGE                           50,063,714         48.07%      21,672,158          30.44%

INSTALLMENT LOANS TO INDIVIDUALS                2,786,034          2.67%       2,611,325           3.67%

ALL OTHER LOANS (INCLUDING OVERDRAFTS)            141,846          0.14%         323,493           0.45%
                                               -----------                    ----------

       TOTAL LOANS, GROSS                     104,152,682        100.00%      71,185,609         100.00%

DEFERRED LOAN FEES                               (485,474)                      (313,032)
RESERVE FOR POSSIBLE LOAN LOSSES               (1,241,016)                    (1,069,535)
                                               -----------                    ----------

       TOTAL LOANS, NET                     $ 102,426,192                    $ 69,803,042
                                            ==============                   ============

LOANS HELD FOR SALE                              $120,382                      $1,654,765


Net loans totaled $102,426,192 at December 31, 1999, compared to $69,803,042 at December 31, 1998. Loans increased during the year as the result of the new branch offices in expanded market areas for the bank. To capture market share in these new areas, the Bank hired three additional commercial loan officers, all of whom had previously worked in these markets. The primary growth was approximately $28,391,556 in real estate related loans.

The following are the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 1999:

                                                                          AFTER ONE
                                                          DUE WITHIN       YEAR BUT          AFTER
LOAN CATEGORY                                              ONE YEAR       WITHIN FIVE     FIVE YEARS         TOTAL
(In thousands)
  Commercial, Financial and Agricultural                    $ 25,864         $ 5,483         $ 7,072        $ 38,419

  Real Estate-Construction                                    12,252             490               -          12,742

  Real Estate-Mortgage                                        25,562          13,804          10,818          50,184

  Installment Loans to Individuals                               156           1,807             823           2,786

  All Other Loans (including overdrafts)                         142               -               -             142
                                                           ---------       ---------       ---------      ----------

               Totals                                       $ 63,976        $ 21,584        $ 18,713       $ 104,273
                                                           =========       =========       =========      =========

INTEREST RATE PROVISION:
Predetermined Rates                                          $ 6,236         $ 6,617        $ 12,979        $ 25,832

Floating or Adjustable Rates                                  57,740          14,967           5,734          78,441
                                                           ---------       ---------       ---------      ----------

               Totals                                       $ 63,976        $ 21,584        $ 18,713       $ 104,273
                                                           =========       =========       =========      ==========

RISK ELEMENTS:
Risk elements on loans are presented in the following table for December 31:

                                                                             1999            1998
                                                                             ----            ----
Non-Accrual Loans (Impaired Loans)                                          $904,773        $934,389
Accruing Loans Past Due 90 Days                                                    0               0
Restructured Loans                                                                 0         396,506
Interest Excluded on Non-Accrual Loans                                        91,207         103,164
Interest Recognized on Non-Accrual Loans and
Troubled Debt Restructured Loans                                             165,000          31,723


At December 31, 1999, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

The Banks management is responsible for monitoring loan performance which is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank, maintains both a watch list of loans which, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Semi-annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Board of Directors. Except as set forth in the preceding table, there are no loans which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

The Bank has a non-accrual policy which requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

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

Total Cash and Due from Banks

Total cash and due from banks decreased from $17,239,179 at December 31, 1998 to $17,159,073 at December 31, 1999. The large amount of cash and due from banks is to fund the operations of the Banks ATM networks. If the Bank were to sell these networks, the portion of this cash would then be invested in securities and loans, subject to the Bank's liquidity policy limitations.

Other Earning Assets

Other earning assets are comprised of Federal Funds sold (funds lent on a short-term basis to other banks), investment securities and short term certificates of deposit at other financial institutions. These assets are maintained for short-term liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

Other earning assets decreased to $20,634,059 at December 31, 1999 compared to $36,988,232 at December 31, 1998. The decrease in 1999 is a direct factor of the strong loan demand and funding throughout the year. Other earning assets represented 16.5% of the earning asset portfolio at December 31, 1999, compared to 33.7% in 1998. On December 31, 1998, one particular customer of the bank had an extraordinary deposit of approximately $5 million. These excess funds that remained on deposit for less than one week, are reflected in Fed Funds Sold on December 31, 1998.

The following table summarizes the composition of other earning assets at December 31:


                                       COMPOSITION OF OTHER EARNING ASSETS

                                                          1999                                1998
                                                AMOUNT            PERCENT           AMOUNT           PERCENT
Held-to-Maturity Investments                          $ -             0.00%     $ 15,758,151            42.60%

Available-For-Sale Investments                  19,058,804           92.37%       12,863,106            34.78%

Federal Funds Sold                               1,200,000            5.82%        7,700,000            20.82%

Certificates of Deposit                            375,255            1.82%          666,975             1.80%
                                               -------------                      -------------

Total Other Earning Assets                    $ 20,634,059            100.00%   $ 36,988,232           100.00%
                                               =============                      =============


The Amortized cost, fair value, and maturities at December 31, 1999 are as follows:


                               SECURITIES AVAILABLE-FOR-SALE    SECURITIES HELD-TO-MATURITY
                                AMORTIZED        FAIR            AMORTIZED           FAIR
                                  COST           VALUE             COST             VALUE
Due in One Year or Less       $  1,663,526      $  1,662,918      $          -     $          -

Due after One Year
through Five Years               2,728,424         2,681,029                 -                -

Due after Five Years
through Ten Years                1,527,622         1,491,207                 -                -

Due after Ten Years              4,377,751         3,940,635                 -                -

Mortgage-backed
Securities                       9,494,832         8,887,715                 -                -
                                ----------        ----------       -----------       ----------

Total                         $ 19,792,155      $ 18,663,504      $          -     $          -
                              ============     =============       ===========       ==========



Deposits

Total deposits increased to $132,961,573 at December 31, 1999. Total deposits at December 31, 1998 were $119,407,706. The addition of the two new branch offices during the first quarter of 1999 accounted for approximately $10,000,000 of the deposit growth.

The following table sets forth information for the last two fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:


                                           COMPOSITION OF DEPOSITS


                                                           1999                             1998
                                                                  AVERAGE                         AVERAGE
                                                  BALANCE        RATE PAID        BALANCE        RATE PAID
Non-Interest Bearing Demand                    $  39,901,884          0.00%    $  38,672,576          0.00%

Interest Bearing Demand                           35,058,015          1.85%       34,601,620          2.19%

Savings                                           13,537,416          2.18%       11,592,945          2.40%

Money Market                                       6,655,897          3.11%        5,410,316          3.21%

Time Deposits                                     37,808,361          4.69%       29,130,249          5.16%
                                                --------------                  --------------

Total Deposits                                 $ 132,961,573          2.07%    $ 119,407,706          2.56%
                                                ==============                  ==============


Set forth below is a maturity schedule of domestic time certificates of deposits of $100,000 and over at December 31, 1999.


TIME DEPOSITS $100,000 AND OVER:
--------------------------------
(DOLLARS IN THOUSANDS)
LESS THAN 3 MONTHS                 $   4,626
3 TO 12 MONTHS                         5,871
OVER 1 YEAR                              100

     TOTAL                         $  10,597

Capital

The Company's total stockholders equity was $10,542,162 as of December 31, 1999 compared to $9,436,670 as of December 31, 1998. The increase in capital during 1999 was due to net income of $1,430,928, ($3,025) cash paid to stockholders in lieu of fractional shares on a 4% stock dividend paid February 26,1999, stock options exercised in the amount of $148,263 and a decrease in the valuation allowance for investments of ($470,674). The valuation allowance was a result of the company's adoption of SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities."

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

Summarized below are the Bank's and Company's capital ratios at December 31, 1999.

                                        Minimum Regulatory          Heritage        Heritage
                                       Capital Requirements         Oaks Bank      Oaks Bancorp
Leverage Ratio                                4.00%                    7.22%          7.62%
Tier One Risk Based Capital Ratio             4.00%                    9.60%          9.80%
Total Risk Based Capital Ratio                8.00%                   10.75%         10.89%

Generally speaking, the primary source of new capital will be generated from retained earnings. However, to provide for instances when retained earnings may not keep pace with asset growth, additional sources of capital need to be made available. To that end, on September 11, 1998, Heritage Oaks Bancorp executed a Promissory Note for a $2 million line of credit with Pacific Coast Bankers= Bank. On September 8, 1999, the Company requested that the revolving nature be extended for an additional year. This request was granted resulting in a Change in Terms Agreement. The characteristics of the note are as follows:

        -Collateralized with 339,332 shares of Heritage Oaks Bank common stock -Maturity of August 15, 2005.
        -Interest only for first year of quarterly payments
        -Subsequent payments to be fully amortized to maturity based on outstanding balance owed.

On September 28, 1998, October 30, 1998 and December 30, 1998, the Bancorp drew on the line for $200,000, $200,000 and $350,000, respectively. On January 29, 1999 and February 26, 1999, the Company drew $50,000 and $50,0000, respectively. On March 19, 1999 and May 21, 1999, the Company repaid principal on the line of $350,000 and $200,000, respectively. On

September 29, 1998, October 30, 1998, December 30, 1998 and December 31, 1998, Bancorp invested $150,000, $200,000, $300,000 and $50,000, respectively, in Heritage Oaks Bank as paid in Capital, Surplus.

In addition to this and pursuant to the Strategic Plan, the Board of Directors is reviewing other sources of capital for the bank.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,500,000. The Bank has also established a borrowing line of approximately $3,700,000 with the Federal Reserve Bank of San Francisco whereby the Bank has pledged certain loans as collateral for short-term borrowings. The Bank also has established certain repurchase agreements that allow for borrowing using securities pledged as collateral. The Bank became a member of the Federal Home Loan Bank (FHLB) in July 1999. As of December 31,1999, the Bank had not pledged collateral or utilized any of the services of the FHLB.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At December 31, 1999, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 22.4% compared to 26.3% in 1998. At December 31, 1999 and December 31, 1998, the Bank had borrowings of securities sold under agreement to repurchase in the amount of $2,211,000 and $0, respectively. The ratio of gross loans to deposits, another key liquidity ratio, was 78.0% at year end 1999 compared to 59.6% at December 31, 1998.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 1999 has not been significant to the Bank's financial position or results of operations.

Outstanding Risks With the Year 2000

As a result of the banking industry's comprehensive Year 2000-readiness preparations, no substantive problems occurred during the date change period. However, while the industry can generally claim success, some associated risks remain. They involve certain critical dates, the expiration of temporary remediation techniques, record retention and customer risk. STATE OF READINESS. The Bank began implementation of its Year 2000 Plan in 1997. It complied with all timeframes associated with that Plan. Testing of the various systems and implementations of compliant systems was substantially complete by early 1999 with all testing completed by year-end. The Company also spent a great deal of time assessing the state of readiness of its customers, especially those to whom it had extended credit, and conducting various public awareness campaigns.

There were no significant withdrawals experienced by the Bank as a result of concerns surrounding the Y2K issue. There were no disruptions of service experienced by Bank customers because of Y2K related problems. There have been no unusual losses experienced by the Bank as a result of extensions of credit to Bank customers. In summary, there was nothing unusual in the Bank's operations either during the date change rollover, or since that time. Management does not expect any future Y2K related disruptions and no material concerns related to this area exist at this time.

COST TO ADDRESS Y2K COMPLIANCE. The total budgeted cost for Y2K compliance was $256,000. As of December 31, 1999, 89 % of this budget was spent. The costs associated with the mailings, questionnaires, seminars and other public awareness campaign activities, which the Company conducted, did not have a material effect on the financial position or results of operations of the Company

THE COMPANY'S CONTINGENCY PLANS. The Company completed development of contingency plans in preparation for the Y2K event during 1999.

CRITICAL DATES
The following are critical dates that may cause system problems. Many of the dates were included in test scenarios. Institutions are to review processing results closely.


     February 29, 2000     Leap year date                             Included in Testing
     March 31, 2000        End of first quarter of 2000               Included in Testing
     October 10, 2000      First date to require eight-digit field    Included in Testing
     December 31, 2000     Last date of year
     January 1, 2001       First date of year
     December 31, 2001     Ensure 365-day year

TEMPORARY REMEDIATION TECHNIQUES
The company and its mission critical vendors did not utilize temporary remediation techniques.

RECORDS RETENTION
Each institution is to retain the documentation of its Year 2000 efforts to demonstrate it has satisfied its fiduciary, contractual and regulatory responsibilities.

CUSTOMER RISK
In 1998, the Federal Financial Institution Council issued guidance to institutions about the Year 2000's potential impact on customers. The statement provided guidelines for controlling both general and specific risks related to borrowers, depositors and capital markets/asset management counterparties. Management is to continue to monitor the potential customer risk for the remainder of the year 2000.

           In April of 1998, the Company initiated a credit risk assessment program, with loan officers completing a Year 2000 questionnaire for all new and renewed credits in amounts over $150,000.00. These questionnaires were designed to provide the Company's management with information by which it could evaluate the borrower's awareness of and sensitivity to Year 2000 risk. Questionnaires are reviewed and discussed at weekly Officer Loan Committee meetings and are further reviewed by Credit Administration and Senior Lender to ascertain Year 2000 risk associated with the credit. As a result of this review, $135,721 has been allocated to the Company's loan loss provision as of December 31, 1999. In addition, legal Year 2000 issues are included in significant commitment letters and loan documentation for certain borrowers. Finally, on loan participations purchased, the Company requires assurances from the lead lender that it has obtained a Year 2000 questionnaire from the borrower and also that the lead lender is satisfactorily progressing toward Year 2000 compliance.

ITEM 7.   FINANCIAL STATEMENTS

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997





                                    CONTENTS


INDEPENDENT AUDITORS' REPORT................................................F-1


FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    December 31, 1999 and 1998..............................................F-2

    Consolidated Statements of Income
    For the Years Ended December 31, 1999, 1998 and 1997....................F-3

    Consolidated Statement of Changes in Stockholders' Equity
    For the Years Ended December 31, 1999, 1998 and 1997....................F-4

    Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1999, 1998 and 1997....................F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Heritage Oaks Bancorp and Subsidiaries
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp as of December 31, 1999 and 1998, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/S/ VAVRINEK, TRINE, DAY & CO., LLP
Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
February 2, 2000




                      HERITAGE OAKS BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                    ASSETS
                                                                                          1999                  1998
                                                                                   -------------------   -------------------
Cash and due from banks (Note #1M)                                                        $17,159,073           $17,239,179
Federal funds sold                                                                          1,200,000             7,700,000
                                                                                   -------------------   -------------------
                      Total Cash and Cash Equivalents                                      18,359,073            24,939,179
Interest-bearing deposits in other financial institutions                                     375,255               666,975
Investment securities (Notes #1D and #2)
      Available-for-sale                                                                   18,663,504            12,863,106
      Held-to-maturity                                                                                           15,758,151
Federal Home Loan Bank Stock, at cost                                                         395,300
Loans held for sale (Notes #1F and #3)                                                        120,382             1,654,765
Loans, net of deferred fees and allowance for loan
  losses of $1,726,490 and $1,382,568 at December 31, 1999
  and 1998, respectively (Notes #1E and 3)                                                102,426,192            69,803,041
Property premises and equipment, net (Notes #1H and #6)                                     3,427,289             2,447,385
Net deferred tax asset (Notes #1J and #7)                                                   1,168,983               563,699
Cash surrender value of life insurance (Note #14)                                           1,305,787             1,020,576
Other assets                                                                                1,057,503             1,451,621
                                                                                   -------------------   -------------------
                      Total Assets                                                       $147,299,268          $131,168,498
                                                                                   ===================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
          Demand non-interest bearing                                                      39,901,884            38,672,576
          Savings, NOW and money market deposits                                           55,251,328            51,604,881
          Time deposits of $100,000 or more (Note #21)                                     10,596,650             4,673,298
          Time deposits under $100,000 (Note #21)                                          27,211,711            24,456,951
                                                                                   -------------------   -------------------
                      Total Deposits                                                      132,961,573           119,407,706
      Notes payable (Note #9)                                                                 350,000               750,000
      Securities sold under agreements to repurchase                                        2,211,000
      Other liabilities                                                                     1,234,533             1,574,122
                                                                                   -------------------   -------------------
                      Total Liabilities                                                   136,757,106           121,731,828
                                                                                   -------------------   -------------------

COMMITMENTS AND CONTINGENCIES (Note #8)

Stockholders' Equity
      Common stock, no par value; 20,000,000 shares authorized;
         1,144,282 and 1,069,791 shares issued and
         outstanding for 1999 and 1998, respectively                                        5,288,179             4,470,170
      Retained earnings                                                                     5,912,823             5,154,666
      Accumulated other comprehensive income                                                 (658,840)             (188,166)
                                                                                   -------------------   -------------------
                      Total Stockholders' Equity                                           10,542,162             9,436,670
                                                                                   -------------------   -------------------
                      Total Liabilities and Stockholders' Equity                         $147,299,268          $131,168,498
                                                                                   ===================   ===================


The accompanying notes are an integral part of these financial statements.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              1999              1998              1997
                                                                        -----------------  ---------------   ---------------
INTEREST INCOME
      Interest and fees on loans (Note #1E)                                  $ 8,424,833      $ 6,459,394       $ 5,505,740
      Interest on Investment Securities (Note #1D)
          U.S. Treasury Securities                                                 1,032           27,396            51,472
          Obligations of U.S. Government Agencies                                812,696          907,482           777,718
          Corporate Bonds, Mutual Funds, Commercial Paper                        110,467          123,003            69,907
          Obligations of State and Political Subdivisions                        310,436          253,148           126,916
      Interest on time deposits with other banks                                  29,971           23,515            11,016
      Interest on Federal funds sold                                             220,170          196,727           142,484
Interest on other securities                                                       3,888
                                                                        -----------------  ---------------   ---------------
                      Total Interest Income                                    9,913,493        7,990,665         6,685,253
                                                                        -----------------  ---------------   ---------------

INTEREST EXPENSE
      Interest on savings, NOW and money market deposits                       1,136,841        1,142,163         1,049,847
      Interest on time deposits in denominations of
       $100,000 or more                                                          292,401          204,986           112,009
      Interest on time deposits under $100,000                                 1,084,896        1,133,271           993,941
      Other                                                                       86,797           63,880            56,453
                                                                        -----------------  ---------------   ---------------
                      Total Interest Expense                                   2,600,935        2,544,300         2,212,250
                                                                        -----------------  ---------------   ---------------
      Net interest income before provision for
        possible loan losses                                                   7,312,558        5,446,365         4,473,003
                      Provision for Possible Loan Losses                         165,500          164,000           164,000
                                                                        -----------------  ---------------   ---------------
                                                                               7,147,058        5,282,365         4,309,003
                                                                        -----------------  ---------------   ---------------
NON-INTEREST INCOME
      Service charges on deposit accounts                                        757,448          690,710           559,874
      Investment securities gain/(loss), net                                                       10,504           (16,719)
      Other (Note #12)                                                         4,686,793        5,659,589         4,423,027
                                                                        -----------------  ---------------   ---------------
                      Total Non-interest Income                                5,444,241        6,360,803         4,966,182
                                                                        -----------------  ---------------   ---------------
NON-INTEREST EXPENSES
      Salaries and employee benefits                                           3,562,023        2,892,921         2,402,600
      Equipment expenses                                                         790,862          382,316           275,745
      Occupancy expenses                                                         694,057          540,891           506,472
      Other expenses (Note #12)                                                5,359,301        5,752,419         4,047,572
                                                                        -----------------  ---------------   ---------------
                      Total Non-interest Expenses                             10,406,243        9,568,547         7,232,389
                                                                        -----------------  ---------------   ---------------
Income Before Provision for Income Taxes                                       2,185,056        2,074,621         2,042,796
Provision for Income Taxes (Notes #1J and #7)                                    754,128          728,026           781,732
                                                                        -----------------  ---------------   ---------------
Net Income                                                                   $ 1,430,928      $ 1,346,595       $ 1,261,064
                                                                        =================  ===============   ===============

Earnings Per Share (Notes #1O and #16)
       Basic                                                                    $   1.27         $   1.24          $   1.18
                                                                        =================  ===============   ===============
       Diluted                                                                  $   1.15         $   1.13          $   1.11
                                                                        =================  ===============   ===============


The accompanying notes are an integral part of these financial statements.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                                          Common Stock
                                                                    ---------------------
                                                                     Number of              Comprehensive   Retained
                                                                      Shares      Amount       Income       Earnings
                                                                    ----------  ----------  -------------  ------------
BALANCE, January 1, 1997                                              675,296   $4,089,245                   $3,405,995
   Exercise of stock options                                           15,868       91,241
   Cash dividends paid - $.33 per share                                                                        (337,787)
   Three-for-two stock split                                          345,462
   Cash paid to stockholders in lieu of
     fractional shares on three-for-two
     stock split                                                                                                 (1,351)
   Comprehensive income
       Net income                                                                            $ 1,261,064      1,261,064
       Unrealized security holding gains (net of $37,563 tax)                                     49,896
           plus reclassification adjustments for gains
           (net of $5,852 tax)                                                                    10,867
                                                                                            -------------
       Total comprehensive income                                                            $ 1,321,827
                                                                    ----------  ----------  =============  ------------
BALANCE, December 31, 1997                                          1,036,626    4,180,486                    4,327,921
   Exercise of stock options                                           33,165      289,684
   Cash dividends paid - $.50 per share                                                                        (519,850)
   Comprehensive income
       Net income                                                                            $ 1,346,595      1,346,595
       Unrealized security holding gains (net of $141,588 tax)                                   199,991
           less reclassification adjustments for losses
           (net of $3,676 tax)                                                                    (6,828)
                                                                                            -------------
       Total comprehensive income                                                            $ 1,539,758
                                                                    ----------  ----------  =============  ------------
BALANCE, December 31, 1998                                          1,069,791    4,470,170                    5,154,666
   Exercise of stock options                                           31,832      148,263
   Stock dividends paid - 4%                                           42,659      669,746                     (669,746)
   Cash paid to stockholders in lieu of
     fractional shares on 4% stock dividend                                                                      (3,025)
   Comprehensive income
       Net income                                                                            $ 1,430,928      1,430,928
       Unrealized security holding losses (net of $344,368 tax)                                 (470,674)
                                                                                            -------------
       Total comprehensive income                                                             $  960,254
                                                                    ----------  ----------  =============  ------------
BALANCE, December 31, 1999                                          1,144,282   $5,288,179                   $5,912,823
                                                                    ==========  ==========                 ============




                                                                  Accumulated
                                                                     Other
                                                                 Comprehensive   Stockholders'
                                                                    Income          Equity
                                                                 --------------  -------------
Balance, January 1, 1997                                          $  (442,092)    $ 7,053,148
   Exercise of stock options                                                           91,241
   Cash dividends paid - $.33 per share                                              (337,787)
   Three-for-two stock split
   Cash paid to stockholders in lieu of
     fractional shares on three-for-two
     stock split                                                                       (1,351)
   Comprehensive income
       Net income                                                                   1,261,064
       Unrealized security holding gains (net of $37,563 tax)          49,896          49,896
           plus reclassification adjustments for gains
           (net of $5,852 tax)                                         10,867          10,867
                                                                 --------------  -------------
       Total comprehensive income
Balance, December 31, 1997                                           (381,329)      8,127,078
   Exercise of stock options                                                          289,684
   Cash dividends paid - $.50 per share                                              (519,850)
   Comprehensive income
       Net income                                                                   1,346,595
       Unrealized security holding gains (net of $141,588 tax)        199,991         199,991
           less reclassification adjustments for losses
           (net of $3,676 tax)                                         (6,828)         (6,828)
       Total comprehensive income                                --------------  -------------
Balance, December 31, 1998                                           (188,166)      9,436,670
   Exercise of stock options                                                          148,263
   Stock dividends paid - 4%
   Cash paid to stockholders in lieu of
     fractional shares on 4% stock dividend                                            (3,025)
   Comprehensive income
       Net income                                                                   1,430,928
       Unrealized security holding losses (net of $344,368 tax)      (470,674)       (470,674)
       Total comprehensive income                                --------------  -------------
Balance, December 31, 1999                                        $  (658,840)    $10,542,162


   The accompanying notes are an integral part of these financial statements.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                      1999              1998             1997
                                                                                 ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $1,430,928       $1,346,595        $1,261,064
   Adjustments to reconcile net income to
    net cash provided by operating activities
      Net cash provided by operating activities
        Depreciation and amortization                                                 658,998          427,759           351,303
        Provision for possible loan losses                                            165,500          164,000           164,000
        Provision for possible OREO losses                                                               7,369
        Realized (gain) loss on sales of available-for-sale
         securities, net                                                                               (10,504)           16,719
        Amortization of premiums/discounts on
         investment securities, net                                                  (235,382)        (161,672)          (74,194)
        (Increase)/decrease in loans held for sale                                  1,534,383       (1,159,415)          120,650
        Increase in deferred tax asset                                               (269,788)        (135,000)
        (Increase)/decrease in other assets                                           394,118            3,359          (145,068)
        Increase/(decrease) in other liabilities                                     (339,589)         (68,565)          257,944
                                                                                 ----------------  ---------------  ----------------

                      NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,339,168          413,926         1,952,418
                                                                                 ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities held-to-maturity                                                           (3,607,551)       (3,976,013)
  Purchase of mortgage-backed securities held-to-maturity                                           (6,143,140)       (2,080,158)
  Purchase of securities available-for-sale                                       (14,335,101)     (10,098,137)       (1,500,000)
  Purchase of mortgage-backed securities available-for-sale                        (2,532,299)        (696,825)       (3,355,847)
  Proceeds from sales of securities held-to-maturity                                                                   1,250,000
  Proceeds from principal reductions and maturities
   of securities held-to-maturity                                                                    2,379,076         2,125,000
  Proceeds from principal reductions and maturities
   of mortgage-backed securities held-to-maturity                                                    3,013,646           534,864
  Proceeds from sales of securities available-for-sale                              2,978,217        4,431,186         3,483,281
  Proceeds from principal reductions and maturities
   of securities available-for-sale                                                18,065,264
  Proceeds from sales of mortgage-backed securities
   available-for-sale                                                                                  733,835
  Proceeds from principal reductions and maturities
   of mortgage-backed securities available-for-sale                                 4,815,584        1,763,715           184,441
  Purchase of deposits with other banks                                               291,720          (56,856)         (510,119)
  Purchase of life insurance policies                                                (285,211)         (50,258)         (240,398)
  Proceeds from sale of other real estate owned                                                         54,631
  Recoveries on loans previously written off                                           20,196           20,528            43,208
  Increase in loans, net                                                          (32,808,847)     (15,785,435)       (5,507,489)
  Purchase of property, premises and equipment, net                                (1,638,902)        (802,433)         (667,915)
                                                                                 ----------------  ---------------  ----------------

                      NET CASH USED IN INVESTING ACTIVITIES                       (25,429,379)     (24,844,018)      (10,217,145)
                                                                                 ----------------  ---------------  ----------------


The accompanyning notes are an integral part of these financial statements.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                      1998              1998             1997
                                                                                 ----------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                                                        $13,553,867       $35,858,049      $11,558,359
  Net increase/(decrease) in other borrowings                                        2,211,000                         (4,730,000)
  Net (decrease)/increase in notes payable                                            (400,000)          750,000
  Proceeds from exercise of stock options                                              148,263           289,684           91,241
  Cash paid in lieu of fractional shares                                                (3,025)
  Cash dividends paid or declared                                                                       (519,850)        (339,138)
                                                                                 ----------------  ---------------  ----------------

                      NET CASH PROVIDED BY FINANCING ACTIVITIES                     15,510,105        36,377,883        6,580,462
                                                                                 ----------------  ---------------  ----------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                (6,580,106)       11,947,791       (1,684,265)

CASH AND CASH EQUIVALENTS, Beginning of year                                        24,939,179        12,991,388       14,675,653
                                                                                 ----------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS, End of year                                             $18,359,073       $24,939,179      $12,991,388
                                                                                 ================  ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                    $ 2,649,170       $ 2,383,618      $ 2,445,815
  Income taxes paid                                                                $   716,000       $   976,129      $  847,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION
  Change in other comprehensive income                                             $  (470,674)      $   193,163      $   60,763
  Transfer of loan to other real estate owned through foreclosure                                           -         $   62,000
  Transfer of held-to-maturity securities to avaliable-for-sale                     15,758,151              -               -


The accompanying notes are an integral part of these financial statements.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997





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

A.  PRINCIPLES OF CONSOLIDATION
    ---------------------------

    The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank and CCMS Systems, Inc. Intercompany balances and transactions have been eliminated.

B.  NATURE OF OPERATIONS
    --------------------

                  The Bank has been organized with two primary operating segments, which consist of the Bank and the Bank's Electronic Funds Transfer (EFT) Department. The segments are identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered. The Bank operates seven branches and one loan production office within San Luis Obispo County. The Bank offers traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals. The EFT Department has installed automatic teller machines located in retail outlets and gaming facilities and point of sale machines located in retail outlets. Income is based upon total customer usage of the machines and the applicable transaction charge.

C.  USE OF ESTIMATES
    ----------------

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

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


    the Bank's allowances for losses on loans and foreclosed real estate.
    Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

D.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities and mortgage-backed securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

E.  LOANS AND INTEREST ON LOANS
    ---------------------------

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

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


    All loans on nonaccrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio. All loans are generally charged off at such time the loan is classified as a loss.

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

F.  LOANS HELD FOR SALE
    -------------------

                  Loans held for sale are carried at the lower of aggregate cost or market value, which is determined by the specified value in the commitments. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

G.  ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change.

H.  PROPERTY, PREMISES AND EQUIPMENT

    Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements of the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 1999, 1998 and 1997 were approximately $659,000, $428,000, and $351,000, respectively.

I.  OTHER REAL ESTATE OWNED

    Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair market value less estimated selling costs of the related real estate. Loan balances in excess of the fair market value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


    in estimated fair value, operation income, and gains or losses on disposition of such properties are expensed or charged to current operations.
Note #1 - Summary of Significant Accounting Policies, Continued

J.  INCOME TAXES

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

K.  COMPREHENSIVE INCOME

    BEGINNING IN 1998, THE BANK ADOPTED SFAS NO. 130, "REPORTING COMPREHENSIVE INCOME", WHICH REQUIRES THE DISCLOSURE OF COMPREHENSIVE INCOME AND ITS COMPONENTS. CHANGES IN UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES NET OF INCOME TAXES IS THE ONLY COMPONENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME FOR THE BANK.

L.  CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

M.  CASH AND DUE FROM BANKS

    Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 1999.

    The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

N.  RECLASSIFICATIONS

             Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

O.  EARNINGS PER SHARE (EPS)

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

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



Note #1 - Summary of Significant Accounting Policies, Continued

P.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133". This Statement establishes the effective date of SFAS 133 for 2001. During 1999, the Bank adopted SFAS 133.


NOTE #2 - INVESTMENT SECURITIES

At December 31, 1999 and 1998, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 1999, were:


                                                                           Gross              Gross
                                                       Amortized         Unrealized         Unrealized
                                                         Cost              Gains              Losses            Fair Value
                                                   ------------------  ---------------   -----------------   -----------------
Obligations of U.S. Government
  agencies and corporations                            $3,642,261                            $(138,788)          $3,503,473
Mortgage-backed securities                              9,494,832          $3,294             (610,411)           8,887,715
Obligations of state and political
  subdivisions                                          6,651,262           4,119             (386,865)           6,268,516
Other securities                                            3,800                                                     3,800
                                                   ------------------  ---------------   -----------------   -----------------
                      Total                           $19,792,155          $7,413           $(1,136,064)        $18,663,504
                                                   ==================  ===============   =================   =================

Available-for-sale securities in the amount of $2,089,375 were transferred to held-to-maturity during 1994. The unrealized loss of $330,165 net of tax of $137,098 was reflected in a separate component of stockholders' equity and was being amortized over the remaining life of the securities as a yield adjustment. During 1999 all securities were transferred from held-to-maturity to available-for-sale upon implementation of SFAS No. 133.

There were no investment securities held-to-maturity at December 31, 1999.

                    HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #2 - INVESTMENT SECURITIES, (CONTINUED)

The amortized cost and fair values of investment securities available-for-sale at December 31, 1998, were:

                                                                             Gross             Gross
                                                         Amortized         Unrealized        Unrealized
                                                           Cost              Gains             Losses          Fair Value
                                                     ------------------  ---------------   ---------------  ------------------
Obligations of U.S. Government
  agencies and corporations                              $1,650,875         $163,545                            $1,814,420
Mortgage-backed securities                                3,286,605            2,903          $(214,455)         3,075,053
Commercial paper                                          7,969,833                                              7,969,833
Other securities                                              3,800                                                  3,800
                                                     ------------------  ---------------   ---------------  ------------------
                      Total                                $12,911,113         $166,448         $(214,455)        $12,863,106
                                                     ==================  ===============   ===============  ==================

The amortized cost and fair values
of investment securities held-to-maturity at December 31, 1998, were:

                                                                             Gross            Gross
                                                        Amortized          Unrealized       Unrealized
                                                          Cost               Gains            Losses           Fair Value
                                                    ------------------   ---------------  ---------------   -----------------
U.S. Treasury securities                                 $98,777                               $(777)             $98,000
Obligations of U.S. government
  agencies and corporations                            1,235,905            $25,798             (132)           1,261,571
Mortgage-backed securities                             8,168,695            283,004          (12,759)           8,438,940
Obligations of state and
  political subdivisions                               6,254,774             14,059           (8,337)           6,260,496
                                                    ------------------   ---------------  ---------------   -----------------
                      Total                          $15,758,151            $322,861        $(22,005)         $16,059,007
                                                    ==================   ===============  ===============   =================

The amortized cost and fair values of investment securities available-for-sale at December 31, 1999, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Securities
                                                           Available-for-Sale
                                                  -------------------------------------
                                                      Amortized
                                                        Cost             Fair Value
                                                  ------------------ ------------------
Due in one year or less                               $1,663,526         $1,662,918
Due after one year through five years                  2,728,424          2,681,029
Due after five years through ten years                 1,527,622          1,491,207
Due after ten years                                    4,377,751          3,940,635
Mortgage-backed securities                             9,494,832          8,887,715
                                                  ------------------ ------------------
                      Total Securities               $19,792,155        $18,663,504
                                                  ================== ==================

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997




NOTE #2 - INVESTMENT SECURITIES, (CONTINUED)

Proceeds from sales and maturities of investment securities available-for-sale during 1999, 1998 and 1997, were $2,978,217, $4,431,186, and $3,483,281, respectively. There were no gross gains or losses in 1999. In 1998, gross losses and gross gains on these sales were $9,970; and $13,365, respectively. In 1997, gross losses on these sales were $16,719; there were no gross gains.

Proceeds from maturities and sales of investment securities held-to-maturity during 1999, 1998 and 1997, were $0, $2,379,076, and $3,375,000, respectively.
There were no gains or losses on those sales and maturities in 1999, 1998 and 1997. Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 1999, 1998 and 1997, were $4,815,584, $5,511,196 and $719,305, respectively. Gross gains on these sales during 1998 were $7,041. There were no gross gains or losses on these sales during 1999 and 1997. Unrealized losses on investment securities and mortgage-backed securities included in shareholders' equity net of tax at December 31, 1999, 1998 and 1997 were $658,840, $188,166, $381,329, respectively.

Securities having a carrying value of approximately $5,115,000 and $2,249,000 and a fair value of approximately $5,115,000 and $2,261,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required by law.



Note #3 - Loans

Major classifications of loans were:


                                                                                             1999                 1998
                                                                                      -------------------   -----------------
Commercial, financial and agricultural                                                     $38,419,611           $38,220,932
Real Estate - construction                                                                  12,741,477             8,357,701
Real Estate - mortgage                                                                      50,063,714            21,672,158
Installment loans to individuals                                                             2,786,034             2,611,325
All other loans (including overdrafts)                                                         141,846               323,493
                                                                                      -------------------   -----------------
                                                                                           104,152,682            71,185,609
Less:  Deferred loan fees                                                                    (485,474)             (313,033)
Less:  Allowance for loan losses                                                           (1,241,016)           (1,069,535)
                                                                                      -------------------   -----------------
                      Total Loans                                                         $102,426,192           $69,803,041
                                                                                      ===================   =================

Loans held for sale                                                                           $120,382            $1,654,765
                                                                                      ===================   =================

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #3 - LOANS, (CONTINUED)

Concentration of Credit Risk

At December 31, 1999, approximately $62,805,000 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:


                                                                           1999                 1998
                                                                      ----------------   -------------------
Impaired loans with a valuation allowance                                $904,773              $902,669
Impaired loans without a valuation allowance                                                     93,807
                                                                      ----------------   -------------------
Total impaired loans                                                      $904,773             $996,476
                                                                      ================   ===================
Valuation allowance related to impaired loans                             $122,847             $117,285
                                                                      ================   ===================


                                                                           1999                 1998                 1997
                                                                      ----------------   -------------------   -----------------

Average recorded investment in impaired loans                              $914,298           $1,028,128           $955,187
                                                                      ================   ===================   =================

Cash receipts applied to reduce principal balance                           $28,691               $5,023                $ -
                                                                      ================   ===================   =================

Interest income recognized for cash payments                                    $ -              $20,226                 $ -
                                                                      ================   ===================   =================


The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled $904,773 and $934,389 at December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $91,207, $103,164, and $94,762 in 1999, 1998 and 1997, respectively. No additional funds are committed to be advanced in connection with impaired loans.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



At December 31, 1999 and 1998, the Bank had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 1999, loans totaling approximately $165,000 were classified as troubled debt restructurings.


NOTE #4 - ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:


                                                                            1999              1998               1997
                                                                       ----------------  ----------------   ----------------
Balance, Beginning of year                                               $1,069,535          $930,284            $771,925
Additions charged to operating expense                                      165,500           164,000             164,000
Loans charged off                                                           (14,215)          (45,277)            (48,849)
Recoveries of loans previously charged off                                   20,196            20,528              43,208
                                                                       ----------------  ----------------   ----------------
Balance, End of year                                                     $1,241,016        $1,069,535           $ 930,284
                                                                       ================  ================   ================



Note #5 - Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Company. These loans were made and deposits were taken in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:


                                                                                              1999               1998
                                                                                        -----------------  -----------------
Outstanding Balance, Beginning of year                                                      $698,732            $322,130
Additional loans made                                                                        218,911             548,264
Repayments                                                                                  (625,103)           (148,785)
Loans sold                                                                                                       (22,877)
                                                                                        -----------------  -----------------
Outstanding Balance, End of year                                                            $292,540            $698,732
                                                                                        =================  =================

Deposits from related parties held by the Bank at December 31, 1999 and 1998 amounted to approximately $2,026,000 and $1,841,000, respectively.

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999, 1998 AND 1997


NOTE #6 - PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment consisted of the following:

                                                                                              1999                1998
                                                                                      ------------------  ------------------
Land                                                                                      $  668,877          $  671,070
Building and improvements                                                                  3,009,455           2,294,000
Furniture and equipment                                                                    3,795,974           2,755,760
Construction in Progress                                                                                         135,663
                                                                                      ------------------  ------------------
                                                                                           7,474,306           5,856,493
      Less:  Accumulated depreciation and amortization                                     4,047,017           3,409,108
                                                                                      ------------------  ------------------
                      Total                                                               $3,427,289          $2,447,385
                                                                                      ==================  ==================

The Company leases land, buildings, and equipment under noncancelable operating leases expiring at various dates through 2009. The following is a schedule of future minimum lease payments based upon obligations at year-end.

       Year Ending
      December 31,                                                                                               Amount
--------------------------                                                                                 -----------------
          2000                                                                                                 $ 580,989
          2001                                                                                                   591,264
          2002                                                                                                   385,903
          2003                                                                                                   331,333
          2004                                                                                                   302,124
    More than 5 years                                                                                          1,052,145
                                                                                                           -----------------
          Total                                                                                                $3,243,758
                                                                                                           =================

Total expenditures charged for leases for the reporting periods ended December 31, 1999, 1998 and 1997, were $345,582, $312,467 and $309,034, respectively.

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999, 1998 AND 1997


NOTE #7 - INCOME TAXES

The current and deferred amounts of the provision (benefit) for income taxes were:

                                                                                      Year Ending December 31,
                                                                         ---------------------------------------------------
                                                                              1999              1998             1997
                                                                         ---------------   ---------------  ----------------
Federal Income Tax
      Current                                                              $ 655,522          $474,820           $551,554
      Deferred                                                              (133,240)            2,557             (3,143)
                                                                         ---------------   ---------------  ----------------
                      Total Federal Taxes                                    522,282           477,377            548,411
                                                                         ---------------   ---------------  ----------------

State Franchise Tax
      Current                                                                276,364           250,293            236,760
      Deferred                                                               (44,518)              356             (3,439)
                                                                         ---------------   ---------------  ----------------
                      Total State Franchise Tax                              231,846           250,649            233,321
                                                                         ---------------   ---------------  ----------------
                      Total Income Taxes                                   $ 754,128          $728,026           $781,732
                                                                         ===============   ===============  ================

The principal items giving rise to deferred taxes were:

                                                                              1999              1998             1997
                                                                          ---------------   ---------------  ---------------
Use of different depreciation for tax purposes                              $ (29,948)        $  29,374           $15,100
Difference in loan loss provision for tax purposes                            (67,855)           59,991            32,781
Differences arising from changes in accruals                                  (83,831)           51,762           (35,621)
Other, net                                                                      3,876          (138,214)          (18,802)
                                                                          ---------------   ---------------  ---------------
                      Total                                                 $(177,758)        $   2,913           $(6,542)
                                                                          ===============   ===============  ===============

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent as follows:


                                                             1999                       1998                     1997
                                                           --------                   --------                 --------
                                                            Amount      Percent        Amount      Percent      Amount     Percent
                                                           --------    ---------      --------    ---------    --------   --------
Tax provision at federal statutory tax rate                $ 742,919       34.0       $ 705,371      34.0       $ 694,551     34.0
State income taxes, net of federal income tax benefit        153,019        7.0         148,335       7.1         146,060      7.2
Tax exempt income and Other, Net                            (141,810)      (6.5)       (125,680)     (6.0)        (58,879)    (2.9)
                                                          ------------  ----------  -------------  ---------  ----------- ----------
                      Total Tax Provision                  $ 754,128       34.5       $ 728,026      35.1       $ 781,732     38.3
                                                          ============  ==========  =============  =========  ============ =========

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999, 1998 AND 1997


NOTE #7 - INCOME TAXES, (CONTINUED)

The net deferred tax asset is determined as follows:

                                                                                              (In Thousands)
                                                                                          --------------------------
                                                                                           1999            1998
                                                                                          --------------------------
Deferred Tax Assets
     Reserves for loan losses                                                                $  423          $  353
     Fixed Assets                                                                                67              24
     Accruals                                                                                   318             158
     Investment securities valuation                                                            464             132
                                                                                      -------------   -------------
Total Deferred tax assets arising from cumulative
  timing differences                                                                           1,272             667
Valuation allowance*                                                                           (103)           (103)
                                                                                      -------------   -------------
                      Net Deferred Tax Asset                                                $ 1,169          $  564
                                                                                       =============   =============

                *The valuation allowance is estimated based upon amounts less than likely of future realization.


NOTE #8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation. In the opinion of management and the Company's legal counsel, the disposition of all such litigation pending will not have a material effect on the Company's financial statements.

At December 31, 1999 and 1998, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $530,967 and $889,684, respectively. At December 31, 1999 and 1998, the Bank had undisbursed loan commitments in the amount of $48,235,109 and $26,363,856, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999, 1998 AND 1997


NOTE #9 - NOTES PAYABLE

On September 11, 1998, the Bancorp obtained a revolving line of credit in the amount of $2,000,000 through Pacific Coast Bankers' Bank. The note is secured by 339,332 shares of the Bank's stock. The note matures August 15, 2005, and bears interest at a variable rate of 1.00% over the Wall Street Journal prime rate. The outstanding principal balance at December 31, 1999, was $350,000 and the current interest rate was 9.5%. Payments on the note will be fully amortizing to maturity, based on the outstanding balance owed.


NOTE #10 - STOCK SPLIT

On September 4, 1997, the Board of Directors approved a three-for-two stock split of its common stock. The outstanding shares and related calculations included in these financial statements reflect retroactive adjustments for this stock split.

                    HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 1998 AND 1997

Note #11 - Stock Option Plans

At December 31, 1998, the Bank had two stock option plans, which are described below. The Bank applies APB Opinion 25 and related interpretations in accounting for the stock option plans.

Accordingly, no compensation costs have been recognized. Had compensation costs for these plans been determined on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                             1999               1998               1997
                                                                        ----------------   ----------------  -----------------
Net Income                                      As reported                  $1,430,928         $1,346,595         $1,261,064
                                                Pro forma                    $1,373,874         $1,285,931         $1,261,604

Earnings per share                              As reported                      $ 1.27             $ 1.24             $ 1.18
                                                Pro forma                        $ 1.22             $ 1.13             $ 1.18

Earnings per share -                            As reported                      $ 1.15             $ 1.13             $ 1.11
assuming dilution                               Pro forma                        $ 1.10             $ 1.08             $ 1.11


The Company adopted the Bank's 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive
Stock Options" or as Non-Qualified Stock options under the Internal Revenue
Code. All outstanding options were granted at prices which equal the fair market value on the day of grant. Options granted vest at a rate of 25 percent per year for four years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 144,004 shares (after giving retroactive effect for a three-for-two stock split in 1997 and a 4% stock dividend in 1999) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors.


                    HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 1998 AND 1997


NOTE #11 - STOCK OPTION PLANS, (CONTINUED)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997: risk-free rate of 5.78% and dividend yield of 3.22%, expected life of five years; and volatility of 34%. No options were granted during 1998 and 1999.

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 1999.

                                                1999                       1998                      1997
                                            --------------------------  ------------------------- --------------------------
                                                          Weighted-                   Weighted-                 Weighted-
                                                           Average                     Average                   Average
                                                           Exercise                   Exercise                   Exercise
                                               Shares       Price         Shares        Price       Shares        Price
                                            --------------------------  ------------ ------------ ------------ -------------
Outstanding at beginning of year                  72,562        $4.13       103,738        $4.05      124,224         $3.77
Granted                                                                                                 4,268        $10.26
Cancelled                                           (878)      $10.26          (584)      $10.26
Exercised                                        (28,232)       $3.84       (30,592)       $3.75      (24,754)        $3.68
                                            -------------               ------------              ------------
Outstanding at end of year                        43,452        $4.13        72,562        $4.13      103,738         $4.05
                                            =============               ============              ============

Options available for granting at
  end of year                                        881                          3                         3
Options exercisable at year-end                   42,293        $3.97        69,947     $ 3.89         99,471     $ 3.78
Weighted-average fair value of
  options granted during the year                -                           -                          $2.96

    Options Outstanding                                                                          Options Exercisable


                                                        Weighted-           Weighted-                           Weighted-
                                                         Average             Average                             Average
        Exercise                  Number               Remaining           Exercise           Number           Exercise
           Price                Outstanding         Contractual Life          Price          Exercisable          Price
           $3.68                        31,774            3.09                    $3.68             31,774            $3.68
           $4.16                         9,360            0.55                    $4.16              9,360            $4.16
          $10.26                         2,318            7.53                   $10.26              1,159           $10.26
                              -----------------                                            ----------------
                                        43,452            2.78                    $4.14             42,293            $3.97
                              =================                                            ================

                    HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 1998 AND 1997


The Company adopted the Bank's 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as "Non-Qualified Stock Options" under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 167,491 shares (after giving retroactive effect for a three-for-two stock split in 1997 and a 4% stock dividend in 1999) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors.

                    HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 1998 AND 1997


NOTE #11 - STOCK OPTION PLANS, (CONTINUED)

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan. Under this amendment, the plan provides for issuance of up to 99,254 additional shares of the Company's common stock.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999 and 1998, respectively: risk-free rates of 6.60% and 4.80%, dividend yields of 0% and 10%, expected life of eight years; and volatility of 30%, and 25%. No options were granted for this plan prior to 1997.

The following summarizes information about the 1997 stock option plan outstanding at December 31, 1999. These tables have been retroactively adjusted for the 4% stock dividend.

                                                  1999                        1998                        1997
                                              ---------------------------  --------------------------  -------------------------
                                                             Weighted-                   Weighted-                  Weighted-
                                                               Average                     Average                    Average
                                                              Exercise                    Exercise                   Exercise
                                                 Shares         Price        Shares         Price        Shares        Price
                                              -------------  ------------  ------------  ------------  -----------  ------------
Outstanding at beginning of year                 135,715       $10.47        144,712       $10.26
Granted                                           35,500       $16.35          6,760       $14.57        144,712       $10.26
Cancelled                                        (6,240)       $10.26       (11,857)       $10.26
Exercised                                        (3,660)       $10.41        (3,900)       $10.26
                                              -------------                ------------                -----------  ------------
Outstanding at end of year                       161,315       $11.83        135,715       $10.47        144,712       $10.26
                                              =============                ============                ===========

Options available for grant end of year           97,869                      27,875                       22,779
Options exercisable at year-end                   47,714        $10.41        25,791      $ 10.26             -        $10.26


   Options Outstanding                                                                          Options Exercisable
----------------------------------------------------------------------------------------------------------------------------
                                                     Weighted-           Weighted-                              Weighted-
                                                      Average             Average                                Average
        Exercise                 Number              Remaining            Exercise            Number            Exercise
          Price               Outstanding         Contractual Life         Price           Exercisable            Price
----------------------    ------------------   ----------------------  --------------   -----------------   -----------------
         $10.26                 119,155                 7.53               $10.26             46,462              $10.26
     $15.63 - $16.35             42,160                 9.10               $16.26              1,252              $15.82
                                161,315                 7.94                $9.10             47,714               10.41
                             =================                                            =================

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

NOTE #12 - OTHER INCOME/EXPENSE

The following is a breakdown of fees and other income and expenses for the years ended December 31, 1999, 1998 and 1997:

                                                                           1999               1998               1997
                                                                      ----------------   ----------------   ----------------
Fees and Other Income
      ATM transaction fees                                                $ 2,421,635        $ 3,380,117        $ 2,433,051
      ATM interchange income                                                  629,711            767,192            808,901
      ATM sponsorship fees                                                     82,501            115,516            139,628
      Bankcard merchant fees                                                  623,930            757,380            697,159
      Mortgage broker fees                                                    290,940            301,988            127,411
      Other                                                                   638,076            337,396            216,877
                                                                      ----------------   ----------------   ----------------
                                                                          $ 4,686,793        $ 5,659,589        $ 4,423,027
                                                                      ================   ================   ================

Other Expenses
      Data processing                                                         930,861            801,943            615,809
      Advertising and promotional                                             301,388            217,719            110,418
      Regulatory fees                                                          50,517             47,756             28,779
      Other professional fees and outside services                            392,174             58,144             66,850
      Legal fees and other litigation expenses                                142,515            187,863            152,351
      Stationery and supplies                                                 169,908            107,595            111,942
      Bankcard merchant expense                                               573,324            864,970            604,011
      Director fees                                                           174,645            158,476             96,275
      ATM costs at gaming sites                                             1,149,478          2,076,345          1,053,056
      ATM costs at retail sites                                               930,649            680,448            695,118
      Other                                                                   543,842            551,160            512,963
                                                                      ----------------   ----------------   ----------------
                             Total                                        $ 5,359,301        $ 5,752,419        $ 4,047,572
                                                                      ================   ================   ================


Note #13 - Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the State Banking Department, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. During 1999, the Bank paid the parent $705,276 in dividends.

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

NOTE #14 - SALARY CONTINUATION PLAN

The Bank established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, and Chief Administrative Officer, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period not to exceed 15 years, beginning at retirement age 60. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company's liability under this Agreement were $183,512 and $185,353 at December 31, 1999 and 1998, respectively, and are included in other liabilities in the Company's Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled $1,305,787 and $1,020,576, at December 31, 1999 and 1998, respectively.

NOTE #15 - 401(K) PENSION PLAN

During 1994, the Bank established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25% of the employee's contribution. Employees vest immediately in their own contributions and they vest in the Bank's contribution based on years of service. Expenses of the savings plan were $35,924, $34,619, and $24,048, for the years ended December 31, 1999,
1998 and 1997, respectively.

NOTE #16 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. Share information has been retroactively adjusted for the stock dividend as discussed in Note #24.

                                                  1999                          1998                         1997
                                      ------------------------------ ---------------------------- ----------------------------
                                           Net                            Net                          Net
                                         Income          Shares         Income         Shares        Income         Shares
                                      -------------- --------------- -------------- ------------- -------------- -------------
Net income as reported                   $1,430,928                     $1,346,595                   $1,261,064
Shares outstanding at year-end                            1,144,282                    1,112,583                    1,078,091
Impact of weighting shares
 purchased during the year                                  (18,289)                     (25,307)                      (9,096)
                                      -------------- --------------- -------------- ------------- -------------- -------------
Used in Basic EPS                         1,430,928       1,125,993      1,346,595     1,087,276      1,261,064     1,068,995
Dilutive effect of outstanding
 stock options                                              120,225                      104,712                       66,695
                                      -------------- --------------- -------------- ------------- -------------- -------------
Used in Dilutive EPS                     $1,430,928       1,246,218     $1,346,595     1,191,988     $1,261,064     1,135,690
                                      ============== =============== ============== ============= ============== =============

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

NOTE #17 - REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Company's and the Bank's actual regulatory capital amounts and ratios (dollar amounts in thousands):

                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

NOTE #17 - REGULATORY MATTERS, (CONTINUED)

                                                                                             Capital Needed
                                                                           ---------------------------------------------------
                                                                                                            To Be Well
                                                                                                         Capitalized Under
                                                                                 For Capital             Prompt Corrective
                                                    Actual Regulatory         Adequacy Purposes          Action Provisions
                                                 ------------------------  ------------------------   ------------------------
                                                   Capital                   Capital                    Capital
                                                   Amount       Ratio         Amount       Ratio        Amount       Ratio
                                                 ------------ -----------  ------------- ----------   ------------ -----------
As of December 31, 1999
Total capital to risk-weighted assets:
Company                                              $12,415      10.89%        $ 9,122       8.0%        N/A         N/A
Bank                                                 $11,620      10.75%        $ 8,648       8.0%       $ 10,810     10.0%

Tier 1 capital to risk-weighted assets:
Company                                              $11,174       9.80%        $ 4,561       4.0%        N/A         N/A
Bank                                                 $10,378       9.60%        $ 4,324       4.0%        $ 6,486     6.0%

Tier 1 capital to average assets:
Company                                              $11,174       7.62%        $ 5,869       4.0%        N/A         N/A
Bank                                                 $10,378       7.22%        $ 5,747       4.0%        $ 7,184     5.0%

As of December 31, 1998
Total capital to risk-weighted assets:
Company                                              $10,666      12.68%        $ 6,728       8.0%        N/A         N/A
Bank                                                 $10,342      10.81%        $ 7,656       8.0%        $ 9,570     10.0%

Tier 1 capital to risk-weighted assets:
Company                                               $9,568      11.38%        $ 3,364       4.0%        N/A         N/A
Bank                                                  $9,272       9.69%        $ 3,828       4.0%        $ 5,742     6.0%

Tier 1 capital to average assets:
Company                                               $9,568       7.72%        $ 4,960       4.0%        N/A         N/A
Bank                                                  $9,272       7.55%        $ 4,915       4.0%        $ 6,144     5.0%

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997


Note #18 - Acquisition of Assets and Liabilities

On February 21, 1997, the Bank acquired certain assets and liabilities of the Wells Fargo Bank branch located in Cambria, California. The total assets acquired were $5,255,161, which consisted of $316,610 of leasehold improvements and fixed assets, $4,863,150 of cash and $15,267 of loans. In addition, the Bank also assumed $5,255,161 of deposits. The Bank paid a premium of $60,134 for the deposits. On September 2, 1994, the Bank had paid a premium of $173,102 for a branch acquisition. Both of these premiums are being amortized over a five-year period. Amortization of the premiums for 1999, 1998 and 1997, was $35,107, $46,647, and $43,641, respectively. The remaining unamortized premiums at December 31, 1999, 1998 and 1997, were $27,061, $62,168, $108,815.

NOTE #19 - OTHER REAL ESTATE OWNED

As discussed in Note #1I, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 1998, were as follows:

                                                               1998
                                                          -------------
Balance, Beginning of year                                  $ 62,000
Additions                                                          -
Sales                                                        (62,000)
                                                          -------------
Balance, End of year                                        $      -
                                                          =============

There were no Other Real Estate Owned transactions during 1999.


NOTE #20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires disclosure of fair value information about all financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997


NOTE #20 - FAIR VALUE OF FINANCIAL INSTRUMENTS, (CONTINUED)

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1999 and 1998. SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                       1999                                1998
                                                          ------------------------------       ----------------------------
                                                             Carrying                            Carrying
                                                              Amount         Fair Value           Amount        Fair Value
                                                          ------------      ------------       -----------     ------------
Assets
      Cash and cash equivalents                           $ 18,359,073      $ 18,359,073       $24,939,179      $24,939,179
      Investment bearing deposits                              375,255           375,255           666,975          666,975
      Investment and mortgage-backed securities             19,058,804        19,058,804        28,621,257       28,922,113
      Loans receivable                                     104,152,682       108,896,652        70,559,543       70,623,774
      Loans held for sale                                      120,382           120,382         1,654,765        1,654,765
      Accrued interest receivable                              796,852           796,852           680,859          680,859
      Liabilities
      Non-interest bearing deposits                         39,901,884        39,901,884        38,672,576       38,672,576
      Interest bearing deposits                             93,059,689        93,252,991        80,735,130       80,749,292
      Notes Payable                                            350,000           350,000           750,000          750,000
      Repurchase agreements                                  2,211,000         2,211,000
      Accrued interest payable                                 520,742           520,742           568,977          568,977

                                                             Notional        Cost to Cede        Notional      Cost to Cede
                                                              Amount          or Assume           Amount        or Assume
                                                          ------------      ------------       -----------     ------------
Off-Balance Sheet Instruments
      Commitments to extend credit and
        standby letters of credit                         $ 40,526,310        $  405,263       $ 2,723,540      $   272,535


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

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997


NOTE #20 - FAIR VALUE OF FINANCIAL INSTRUMENTS, (CONTINUED)

-   INVESTMENT AND MORTGAGE-BACKED SECURITIES

           Fair values are based upon quoted market prices, where available.

-   LOANS AND LOANS HELD FOR SALE

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

-   REPURCHASE AGREEMENTS

    The fair value disclosed for repurchase agreements is based on carrying amount. These agreements are short-term and the carrying amount approximates the fair value.

-   OFF-BALANCE SHEET INSTRUMENTS

    Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

Note #21 - Time Deposit Liabilities

At December 31, 1999, the Bank had time certificates of deposit with maturity distributions as follows:


Due in one year or less                                                   $ 36,690,307
Due after one year through three years                                         958,971
Due after three years                                                          159,083
                                                                       ----------------
                                                                          $ 37,808,361
                                                                       ================


NOTE #22 - OTHER BORROWED MONEY

Other borrowed money consisted of the following:

                                                  1999                                 1998
                                                 Average                              Average
                                               Balance (1)                          Balance (1)
                                             ----------------                     ----------------
Securities sold under
  agreements to repurchase                      $ 792,668                            $ 738,318
Federal funds purchased                            11,507                              128,302
                                             ----------------                     ----------------
                                                $ 804,175                            $ 866,620
                                             ================                     ================

The maximum outstanding
   balance at any month
   end during the year         $2,428,000                          $2,002,500

(1) Average balances are computed using the daily balances outstanding during the year.


At December 31, 1999, the book value including accrued interest receivable on securities sold under agreements to repurchase was $2,211,711. The securities dealer has possession of the security during the term of the loan. The Bank may be required to provide additional collateral based upon the fair value of the underlying securities. There was no balance as of December 31, 1998.

Interest expense on federal funds purchased was $752, $5,090 and $2,572 and interest expense on securities sold under agreements to repurchase was $42,430, $46,158, and $53,880 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Bank has a fed funds borrowing line with a correspondent bank. The credit limit available on that line is $5,500,000.

The Bank has pledged approximately $4,708,000 in loans to the Federal Reserve Bank for a borrowing line at the federal discount window.

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997


NOTE #23 - OPERATING SEGMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which the Bank has adopted during 1998. The Company has two primary reportable segments. The segments reported herein apply to the Bank and the Bank's EFT Department. The segments are identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.

The segments consist of the Bank and four separately classified components within the EFT Department referred to as networks. The Bank offers traditional banking products such as checking, savings, and certificates of deposit, as well as mortgage, commercial, and consumer loans. The EFT Department has installed 82 automatic teller machines located in retail outlets and gaming facilities, and approximately 320 point of sale machines located in retail outlets. Income is based upon total customer usage of the machines and the applicable transaction charge. Income is allocated to the Bank via contractual agreement. The Bank measures segment profit as operating net income which is defined as income before provision for income taxes.

Presented below is comparative financial information relating to the Bank's operating segments:

                                                                                                 Total
                                                        EFT                                    Operating
                                                    Department               Bank              Segments
                                                 ------------------   -------------------  ------------------
FISCAL YEAR ENDED DECEMBER 31, 1999
      Revenues                                       $4,152,475           $11,205,259         $15,357,734
      Depreciation and amortization                     133,222               657,640             790,862
      Operating income                                  958,484             1,383,796           2,342,280
      Total assets                                    6,700,862           139,515,240         146,216,102

                                                                                                 Total
                                                        EFT                                    Operating
                                                    Department               Bank              Segments
                                                 ------------------   -------------------  ------------------
FISCAL YEAR ENDED DECEMBER 31, 1998
      Revenues                                       $5,085,276           $ 9,266,192         $14,351,468
      Depreciation and amortization                       2,247               564,806             567,053
      Operating income                                1,069,050             1,138,141           2,207,191
      Total assets                                    7,999,357           122,610,685         130,610,042

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

                                                                                                  Total
                                                         EFT                                    Operating
                                                     Department               Bank              Segments
                                                  ------------------   -------------------  ------------------
FISCAL YEAR ENDED DECEMBER 31, 1997
      Revenues                                        $4,094,762           $ 7,556,673         $11,651,435
      Depreciation and amortization                                            463,653             463,653
      Operating income                                 1,367,429               768,322           2,135,751
      Total assets                                     7,408,302            85,833,670          93,241,972

Note #24 - Dividends

On January 29, 1998, the Board of Directors declared a cash dividend of $.50 per share to stockholders' of record on February 9, 1998. The dividend paid was $519,850.

On January 23, 1997, the Board of Directors declared a cash dividend of $.33 per share (after retroactive adjustment for 1997 stock split) to stockholders' of record on February 7, 1997. The dividend paid was $337,787.

On January 28, 1999, the Board of Directors declared a 4% stock dividend payable on February 26, 1999 to stockholders of record on February 15, 1999. Cash was paid in lieu of fractional shares at the rate of $15.70 per share and amounted to $3,025.


                   HERITAGE OAKS BANCORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999, 1998 AND 1997


NOTE #25 - CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP (PARENT
           COMPANY)

                                                  BALANCE SHEETS

                                                                            1999                1998
                                                                     ------------------  ------------------
ASSETS
      Cash                                                                   $ 115,369           $ 108,161
      Prepaid and other assets                                                 336,104             286,723
      Property and premises                                                    698,980             406,733
      Investment in subsidiary                                               9,745,842           9,398,102
                                                                     ------------------  ------------------

                      Total Assets                                         $10,896,295         $10,199,719
                                                                     ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Notes payable                                                            350,000             750,000
      Other Liabilities                                                          4,133              13,049
                                                                     ------------------  ------------------

                      Total Liabilities                                        354,133             763,049
                                                                     ------------------  ------------------

      Stockholders' Equity
      Common stock                                                           5,288,179           4,470,170
      Retained earnings                                                      5,253,983           4,966,500
                                                                     ------------------  ------------------

                      Total Stockholders' Equity                            10,542,162           9,436,670
                                                                     ------------------  ------------------
                      Total Liabilities and
                         Stockholders' Equity                              $10,896,295         $10,199,719
                                                                     ==================  ==================


                    HERITAGE OAKS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997


NOTE #25 - CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP (PARENT
           COMPANY), (CONTINUED)

                                                    STATEMENTS OF INCOME


                                                                           1999                1998                1997
                                                                     ------------------  ------------------   ----------------
INCOME
      Equity in undisbursed income of subsidiary                            $1,523,690          $1,423,886        $ 1,317,202
      Other                                                                     42,525
                                                                     ------------------  ------------------   ----------------
                      Total Income                                           1,566,215           1,423,886          1,317,202
                                                                     ------------------  ------------------   ----------------
EXPENSE
      Salary expense                                                            30,498              35,284             32,283
      Equipment expense                                                         13,180
      Other professional fees and outside services                              52,024              44,930             22,785
      Interest expense                                                          43,615              12,632
      Other                                                                     60,432              39,724             37,887
                                                                     ------------------  ------------------   ----------------
                      Total Expense                                            199,749             132,570             92,955
                                                                     ------------------  ------------------   ----------------
                      Total Operating Income                                 1,366,466           1,291,316          1,224,247

Tax benefit of parent                                                          (64,462)            (55,279)           (36,817)
                                                                     ------------------  ------------------   ----------------

                      Net Income                                            $1,430,928          $1,346,595        $ 1,261,064
                                                                     ==================  ==================   ================


                    HERITAGE OAKS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997



                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                         1999                1998                1997
                                                                   -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                         $1,430,928          $1,346,595          $1,261,064
      Adjustments to Reconcile Net Income
       to Net Cash Provided By Operating Activities
          Depreciation                                                       13,180
          Increase in other assets                                          (49,381)           (197,699)            (31,217)
          Increase/(decrease) in other liabilities                           (8,916)              4,399             (24,825)
          Undistributed income of subsidiary                             (1,523,690)         (1,423,886)         (1,317,202)
                                                                   -----------------   -----------------   -----------------
                      Net Cash Used In
                        Operating Activities                               (137,879)           (270,591)           (112,180)
                                                                   -----------------   -----------------   -----------------


CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and premises                                    (305,427)           (406,733)
                                                                   -----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Cash dividends declared                                                                  (519,850)           (339,138)
      Cash dividends received                                               705,276             665,355             345,985
      Cash paid in lieu of fractional shares                                 (3,025)
      Additional contributed capital                                                           (700,000)
      Increase (decrease) in long-term borrowings                          (400,000)            750,000
      Proceeds from the exercise of options                                 148,263             289,684              91,241
                                                                   -----------------   -----------------   -----------------
                      Net Cash Provided By
                         Financing Activities                               450,514             485,189              98,088
                                                                   -----------------   -----------------   -----------------

NET INCREASE/(DECREASE) IN CASH                                               7,208            (192,135)            (14,092)

CASH, Beginning of year                                                     108,161             300,296             314,388
                                                                   -----------------   -----------------   -----------------

CASH, End of year                                                         $ 115,369           $ 108,161           $ 300,296
                                                                   =================   =================   =================


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


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

*(10.9)   401(K) PENSION AND PROFIT SHARING PLAN FILED WITH THE SEC IN THE
COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

*(10.10) HERITAGE OAKS BANCORP 1995 BONUS PLAN, FILED WITH THE SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1994.

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

(10.20)   LEASE AGREEMENT FOR CAMBRIA BRANCH OFFICE DATED FEBRUARY 21, 1997
FILED WITH THE SEC IN THE COMPANY'S 10KSB REPORTED FOR THE YEAR ENDED DECEMBER 1996.

(10.21)   1997 STOCK OPTION PLAN INCORPORATED BY REFERENCE FROM EXHIBIT 4A TO
REGISTRATION STATEMENT ON FORM S-8 NO.333-31105 FILED WITH THE SEC ON JULY 11, 1997 AS AMENDED, INCORPORATED BY REFERENCE, FROM REGISTRATION STATEMENT ON FORM S-8, FILE NO. 333-83235 FILED WITH THE SEC ON JULY 20, 1999.

(10.22)   FORM OF STOCK OPTION AGREEMENT INCORPORATED BY REFERENCE FROM
EXHIBIT 4B TO REGISTRATION STATEMENT ON FORM S-8 NO. 333-31105 FILED WITH THE SEC ON JULY 11, 1997.

(10.23)   MADONNA ROAD LEASE FILED WITH THE SEC IN THE COMPANY'S 10KSB FOR
THE YEAR ENDED DECEMBER 31, 1997.

(10.24)   SANTA MARIA LEASE COMMENCING NOVEMBER 1, 1998.

(10.24)   SERVICE AGREEMENT WITH ONLINE RESOURCES AND COMMUNICATION CORP. DATED
DECEMBER 18, 1998 (INTERNET BANKING PRODUCT FOR CUSTOMERS).

(10.25)   MASTER DATA PROCESSING AGREEMENT WITH MID WEST PAYMENT SYSTEMS, INC.
COMMENCING OCTOBER 1, 1998.

(10.26)   SALARY CONTINUATION AGREEMENT WITH MARGARET A. TORRES, FILED WITH THE
SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1999.

(10.27)   ATASCADERO BRANCH LEASE ENTERED INTO ON MARCH 31, 1999. FILED WITH
THE SEC IN THE COMPANY'S 10KSB REPORTED FOR THE YEAR ENDED DECEMBER 31, 1999.

(10.28)   SERVICE BUREAU PROCESSING AGREEMENT ENTERED INTO BETWEEN ALLTEL
INFORMATIONS SERVICES, INC. AND HERITAGE OAKS BANK, DATED AUGUST 1, 1999. FILED WITH THE SEC IN THE COMPANY'S 10KSB REPORTED FOR THE YEAR ENDED DECEMBER 31, 1999.

(21) SUBSIDIARIES OF HERITAGE OAKS BANCORP. HERITAGE OAKS BANK IS THE ONLY SUBSIDIARY OF HERITAGE OAKS BANCORP.

(23)      CONSENT OF INDEPENDENT ACCOUNTANTS

(27)      FINANCIAL SCHEDULE

*DENOTES MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS.


REPORTS ON FORM 8-K:


DURING THE FOURTH QUARTER OF 1999, THE COMPANY DID NOT FILE ANY REPORTS ON FORM 8-K.



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

HERITAGE OAKS BANCORP


BY:       /s/ LAWRENCE P. WARD
    ----------------------------------
LAWRENCE P. WARD
PRESIDENT AND CHIEF EXECUTIVE OFFICER
DATED:    MARCH 21, 2000


BY:       /s/MARGARET A. TORRES
    ----------------------------------
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
DATED:    MARCH 21, 2000

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.
DATED: MARCH 21, 2000

/s/ B.R. BRYANT                     CHAIRMAN OF THE           MARCH 21  , 2000
--------------------------          BOARD OF
B.R. BRYANT                         DIRECTORS

/s/ DONALD H. CAMPBELL              VICE CHAIRMAN             MARCH 21  , 2000
--------------------------          OF THE BOARD
DONALD H. CAMPBELL                  OF DIRECTORS

/s/ KENNETH DEWAR                   DIRECTOR                  MARCH  21 , 2000
--------------------------
KENNETH DEWAR

/s/ DOLORES T. LACEY                DIRECTOR                  MARCH  21  , 2000
--------------------------
DOLORES T. LACEY

/s/ MERLE F. MILLER                 DIRECTOR                  MARCH 21  , 2000
--------------------------
MERLE F. MILLER

/s/ JOHN PALLA                      DIRECTOR                  MARCH 21  , 2000
--------------------------
JOHN  PALLA

/s/ OLE K. VIBORG                   DIRECTOR                  MARCH 21  , 2000
--------------------------
OLE K. VIBORG

/s/ LAWRENCE P. WARD                DIRECTOR                  MARCH 21  , 2000
--------------------------
LAWRENCE P. WARD

/s/ DAVID WEYRICH                   DIRECTOR                  MARCH  21 , 2000
--------------------------
DAVID WEYRICH





EXHIBIT INDEX

EXHIBIT
SEQUENTIAL
NUMBER                     DESCRIPTION                               PAGE NUMBER

(10.26) SALARY CONTINUATION AGREEMENT WITH MARGARET A. TORRES, FILED WITH THE SEC IN THE COMPANY'S 10K REPORT FOR THE YEAR ENDED DECEMBER 31, 1999.

(10.27)   ATASCADERO BRANCH LEASE ENTERED INTO ON MARCH 31, 1999.

(10.28) PROCESSING AGREEMENT WITH ALLTEL INFORMATION SERVICES, INC., DATED AUGUST 1, 1999.


23        CONSENT OF INDEPENDENT ACCOUNTANTS

27        FINANCIAL DATA SCHEDULE