Form 10QSB
period 2000-03-31
HERITAGE OAKS BANCORP
filed 2000-05-10
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________  to __________

Commission File No. 0-25020

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

Aggregate market value of Common Stock of Heritage Oaks Bancorp at April 1, 2000: $17,314,185.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,154,279 shares outstanding at April 1, 2000.

                                TABLE OF CONTENTS

                                                                                           Page
Independent Accountants' Report                                                             3.

Consolidated Balance Sheets for periods ended December 31, 1999
and March 31, 2000                                                                          4.

Consolidated Statements of Income for periods ended March 31, 1999
and March 31, 2000                                                                          5.

Consolidated Statements of Cash Flows for periods ended March 31, 1999
and March 31, 2000                                                                          6.

Consolidated Statements of Stockholders' Equity for periods ended
March 31, 1999 and March 31, 2000                                                           7.

Notes to Consolidated Condensed Financial Statements                                        8.- 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                               11.-17

Part 2.  Other Information
Item 1.  Legal Proceedings                                                                  17.

Signatures                                                                                  17.

                      [LETTERHEAD VAVRINEK, TRINE, DAY & CO., LLP]

Board of Directors and Shareholders of
Heritage Oaks Bancorp

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying financial information on Form 10-Q of Heritage Oaks Bancorp and subsidiary as of March 31, 2000, and for the three-month period then ended. This financial information is the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
May 5, 2000

          HERITAGE OAKS BANCORP
       CONSOLIDATED BALANCE SHEETS



                                                                            12/31/99             03/31/00
ASSETS                                                                            (1)          (UNAUDITED)
Cash and due from banks                                                  $17,159,073          $16,641,090
Federal funds sold                                                         1,200,000            3,550,000
                                                                         -----------          -----------
Total cash and cash equivalents                                           18,359,073           20,191,090

Interest bearing deposits other banks                                        375,255              378,033

Securities Available for sale                                             18,663,504           17,317,526
Securities held to maturity (see note 2)                                           0                    0

Federal Home Loan Bank Stock, cost                                           395,300              400,700
Loans Held For Sale                                                          120,382              701,970
Loans, net ( see note 3)                                                 102,426,192          115,453,497

Property, premises and equipment, net                                      3,427,289            3,365,429
Other real estate owned                                                            0                    0
Cash surrender value life insurance                                        1,305,787            1,321,025
Other assets                                                               2,226,486            2,642,993

TOTAL ASSETS                                                             147,299,268          161,772,263

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing                                              39,901,884           44,420,507
Savings, NOW, and money market deposits                                   55,251,328           53,635,093
Time deposits of $100,000 or more                                         10,596,650            9,159,731
Time deposits under $100,000                                              27,211,711           34,345,483
                                                                         -----------          -----------
Total deposits                                                           132,961,573          141,560,814

Other borrowed money                                                         350,000            7,560,000
Securities sold under agreement to repurchase                              2,211,000                    0
Other liabilities                                                          1,234,533            1,574,428
                                                                         -----------          -----------
Total liabilities                                                        136,757,106          150,695,242

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
1,144,282 and 1,154,279 for December 31, 1999 and
March 31, 2000, respectively                                               5,288,179            6,195,190
Accumulated other comprehensive income                                      (658,840)            (671,401)
Retained earnings                                                          5,912,823            5,553,232
                                                                         -----------          -----------
Total stockholders' equity                                                10,542,162          11,077,021

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $147,299,268         $161,772,263


(1) These numbers have been derived from the audited financial statements. See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                      1999                 2000
                                                                                (UNAUDITED)          (UNAUDITED)
Interest Income:

Interest and fees on loans                                                      $1,768,205           $2,768,281
Investment securities                                                              281,253              270,645
Federal funds sold and commercial paper                                            149,193                8,496
Time certificates of deposit                                                         6,609                2,788
                                                                               -----------          -----------
Total interest income                                                            2,205,260            3,050,210

Interest Expense:

Now accounts                                                                       154,729              159,765
MMDA accounts                                                                       43,738               46,156
Savings accounts                                                                    62,484               76,395
Time deposits of $100,000 or more                                                   46,119              122,784
Other time deposits                                                                282,191              379,815
Other borrowed funds                                                                16,643               72,224
                                                                               -----------          -----------
Total interest expense                                                             605,904              857,139

Net Interest Income Before Prov. for Possible Ln Losses                          1,599,356            2,193,071
Provision for loan losses                                                           42,000               57,000
                                                                               -----------          -----------
Net interest income after provision for loan losses                              1,557,356            2,136,071

Non-interest Income:
Service charges on deposit accounts                                                173,448              232,618
Investment securities gains (losses), net                                                0               -2,188
Other income                                                                     1,027,440            1,104,357
                                                                               -----------          -----------
Total Non-interest Income                                                        1,200,888            1,334,787

Non-interest  Expense:
Salaries and employee benefits                                                     870,718            1,001,914
Occupancy and equipment                                                            342,409              416,036
Other expenses                                                                   1,233,229            1,250,217
                                                                               -----------          -----------
Total Noninterest Expenses                                                       2,446,356            2,668,167
Income before provision for income taxes                                           311,888              802,691
Provision for applicable income taxes                                              122,577              296,587
                                                                               -----------          -----------
Net Income                                                                        $189,311             $506,104
                                                                               -----------          -----------
Earnings per share:        (See note #4)
Basic                                                                                $0.17                $0.42
Fully Diluted                                                                        $0.15                $0.38

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      PERIODS ENDED MARCH 31, 1999 AND 2000


                                                                             1999                2000
                                                                         (Unaudited)          (Unaudited)
Cash flows from operating activities:
(dollars in thousands)
Net Income                                                                       $189,311            $506,104
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                     132,583             180,424
Provision for possible loan loss                                                   42,000              57,000
Increase (decrease) in deferred loan fees                                         (70,418)            (11,495)
Net loss on sales of investment securities                                              0              (2,188)
Amortization of premiums (Discount accretion)
on investment securities, net                                                    (125,846)            (37,905)
Loss on sale of other real estate owned                                                 0                   0
Gain on sale of property, premises, and equipment                                       0               1,979
Decrease (increase) in other assets                                              (310,206)           (431,745)
Increase (decrease) in other liabilities                                         (372,841)            339,895
Net cash used in operating activities                                            (515,417)            602,069


Cash flows from investing activities:
Purchase of investment securities                                             (16,472,099)            (13,016)
Proceeds from sales, princ reductions and maturities
from investment securities                                                     20,645,937           1,330,864
Increase in time deposits with other banks                                              0                   0
Net additions to real estate acquired in settlement of loans                            0                   0
Purchase of insurance policies                                                   (238,185)                  0
Increase in loans, net                                                         (4,545,949)        (13,608,893)
Purchase of property, premises and equipment, net                                (382,818)           (118,564)
Net cash used in investing activities                                            (993,114)        (12,409,609)


Cash flows from financing activities:
Increase (decrease) in deposits, net                                           (6,732,452)          8,599,241
Net (decrease) increase in other borrowings                                      (200,000)          4,999,000
Proceeds from exercise of stock options                                            36,524              41,316
Cash paid in lieu of fractional shares                                             (2,889)                  0
Net cash provided by (used in) financing activities                            (6,898,817)         13,639,557


Net increase (decrease) in cash and cash equivalents                           (8,407,348)          1,832,017
Cash and cash equivalents at beginning of year                                 24,939,179          18,359,073
Cash and cash equivalents at end of period                                    $16,531,831         $20,191,090

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        MARCH 31, 1999 AND MARCH 31, 2000
                                   (UNAUDITED)


                                                                                                   ACCUMULATED
                                                                                                      OTHER              TOTAL
                                                 SHARES           COMMON           RETAINED       COMPREHENSIVE      STOCKHOLDERS'
                                               OUTSTANDING        STOCK            EARNINGS           INCOME            EQUITY
                                               -----------        ------           --------       -------------      --------------
BALANCE DECEMBER 31, 1998                          1,069,791       $4,470,170        $5,154,666       ($188,166)       $9,436,670

Exercise of Stock Options                              3,500           36,524                 0                            36,524

Cash dividends paid                                        0                0                 0                                 0

Stock dividend- 4%                                    42,659                                                                    0
Cash paid to Shareholders' in Lieu of
   fractional shares on 4% Stock Dividend                                                (2,890)                           (2,890)

Comprehensive Income
  Net Income                                                                            189,311                           189,311
  Unrealized Security Holding Gains
     '(net of $36,047 tax )                                                                             (87,360)          (87,360)
      Less Reclassification Adjustment for
      Losses (net of $6,990 tax)                                                                         16,942            16,942
                                                                                                      ---------        ----------
   Total Other Comprehensive Income
Total comprehensive Income                                                                                                118,893

BALANCE MARCH 31, 1999                             1,115,950       $4,506,694        $5,341,087       ($258,584)       $9,589,197


                                                                                                   ACCUMULATED
                                                                                                     OTHER              TOTAL
                                                 SHARES           COMMON           RETAINED       COMPREHENSIVE      STOCKHOLDERS'
                                               OUTSTANDING        STOCK            EARNINGS          INCOME            EQUITY
                                               -----------        ------           --------       -------------      --------------
BALANCE DECEMBER 31, 1999                          1,144,282       $5,288,179        $5,912,823       ($658,840)      $10,542,162

Exercise of Stock Options                              9,997           41,316                 0                            41,316

5% Stock Dividend to be distributed
April 17, 2000                                        57,713          865,695          (865,695)                                0

Comprehensive Income
  Net Income                                                                            506,104                           506,104
  Unrealized Security Holding Gains                                                                     (12,561)
(Net of $8,374 tax)                                                                                                       (12,561)
   Total Other Comprehensive Income
Total comprehensive Income                                                                                                493,543

BALANCE MARCH 31, 2000                             1,211,992       $6,195,190        $5,553,232       ($671,401)      $11,077,021

NOTES TO CONSOLIDATED CONDENSED FINANACIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at December 31, 1999 and March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 2000.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to shareholders. The results for the three months ended March 31, 1999 and March 31, 2000 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at March 31, 2000 and December 31, 1999 were:


                                                                                       GROSS            GROSS
                                                                 AMORTIZED           UNREALIZED      UNREALIZED           FAIR
            MARCH 31, 2000                                         COST                GAINS           LOSSES             VALUE
                                                                ------------         ----------      ----------        ---------
Obligations of U.S. government agencies and corporations          $2,634,106              $0         ($121,341)        $2,512,765
Mortgage-backed securities                                         9,121,546             117          (647,936)         8,473,727
Obligations of State and Political Subdivisions                    6,671,688           3,541          (352,833)         6,322,396
Other Securities                                                       8,638               0                 0              8,638
                                                                ------------          ------       -----------        -----------
TOTAL                                                            $18,435,978          $3,658       ($1,122,110)       $17,317,526


                                                                                       GROSS            GROSS
                                                                 AMORTIZED           UNREALIZED      UNREALIZED           FAIR
            DECEMBER 31, 2000                                      COST                GAINS           LOSSES             VALUE
                                                                ------------         ----------      ----------        ---------
Obligations of U.S. government agencies and corporations          $3,642,261                $0         ($138,788)      $3,503,473
Mortgage-backed securities                                         9,494,832             3,294          (610,411)       8,887,715
Obligations of State and Political Subdivisions                    6,651,262             4,119          (386,865)       6,268,516
Other Securities                                                       3,800                 0                 0            3,800
                                                                 -----------            ------       -----------      -----------
TOTAL                                                            $19,792,155            $7,413       ($1,136,064)     $18,663,504

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:


                                                               December 31,          March 31,
                                                                   1999                 2000
                                                               ------------          ---------
Commercial, financial, and agricultural                          $38,419,611          $42,573,601
Real estate-construction                                          12,741,477           15,228,047
Real estate-mortgage                                              50,063,714           56,214,476
Installment loans to individuals                                   2,786,034            3,043,803
All other loans (including overdrafts)                               141,846              164,343
                                                                ------------         ------------
                                                                 104,152,682          117,224,270

Less - deferred loan fees                                           (485,474)            (473,979)
Less - reserve for possible loan losses                           (1,241,016)          (1,296,794)
                                                                ------------         ------------
Total loans                                                     $102,426,192         $115,453,497
                                                                ------------         ------------
Loans Held For Sale                                                 $120,382             $701,970

Concentration of Credit Risk

At March 31, 2000, approximately $71,442,000 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $904,773 and $774,964 at December 31, 1999 and March 31, 2000, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $91,207 and $28,182, for the period ended December 31, 1999 and March 31, 2000, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                                              December 31,            March 31,
                                                                                      1999                 2000
Balance at beginning of year                                                    $1,069,535           $1,241,016
Additions charged to operating expense                                             165,500               57,000
Loans charged off                                                                  (14,215)              (9,318)
Recoveries of loans previously charged off                                          20,196                8,096
                                                                                ----------           ----------
Balance at end of year                                                          $1,241,016           $1,296,794


At March 31, 2000, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $616,467 and undisbursed loan commitments in the amount of $37,579,000. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

Management believes that the allowance for credit losses at March 31, 2000 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for March 31, 1999 was 1,128,224 and 1,256,979, respectively. The total number of shares used for calculating basic and diluted for March 31, 2000 was 1,201,701 and 1,320,354, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of March 31, 2000, total consolidated assets of Heritage Oaks Bancorp were $161,772,263 compared to $147,299,268 at December 31, 1999. This reflects an increase of 9.83%. This growth is attributable to continuing positive economic factors along with the opening of a new full service branch office on January 13, 2000 in the city of Arroyo Grande, Ca.

Total cash at March 31, 2000 was $16,641,090. The large cash balance reflects the increased number of branch offices and cash needed to fund the Banks automatic teller machine (ATM) network. As of March 31, 2000, the Bank was operating approximately 87 ATMs.

Total net loans at March 31, 2000 were $115,453,497 compared to $102,426,192 at December 31, 1999. This increase from yearend is the result of expansion in the number of branches and the reputation our Bank has established in our new and existing market area.

Securities available for sale, which are carried at market value, were $17,317,526 at March 31, 2000 compared to $18,663,504 at December 31, 1999.
Securities available for sale have decreased through security maturity and principal cash flow pay down to supply funds for loan demand.

Federal funds sold were $3,550,000 at March 31, 2000 and $1,200,000 at December 31, 1999. Total deposits were $141,560,814 at March 31, 2000 compared to $132,961,573 at December 31, 1999, which represents an increase of 6.47%. The increase in total deposits is primarily attributable to the new branch office and deposits obtained in relationships as the result of new loans.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $132,401,083 represented 93.5% of total deposits at March 31, 2000. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At March 31, 2000, the balance of borrowed funds on this line was $350,000 compared to $350,000 at December 31, 1999.

The Bank has established borrowing lines with the Federal Home Loan Bank
(FHLB) of approximately $4.5 million and $2.9 million secured by securities and certain loans, respectively At March 31, 2000, the Bank has borrowed against those lines in the total amount of $7.2 million.

RESULTS OF OPERATIONS

The Company reported net income for the period ended March 31, 2000 of $506,104 compared to $189,311 for the same period in 1999. Per share earnings on a diluted basis for March 31, 2000 and March 31, 1999 were $0.38 and $0.17, respectively. Basic per share earnings for March 31, 2000 and March 31, 1999 were $0.42 and $0.15, respectively.

Increased year-to-date earnings are the direct result of higher average loans and the Bank's expansion into Santa Maria and Atascadero during the first quarter of 1999 and Arroyo Grande in January 2000.

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

Net interest income for the period ended March 31, 2000 was $2,193,071 as compared to $1,599,356 for the same period in 1999. This represents an improvement of $593,715 or 37.12%. As a percentage of average earning assets, the net interest margin for the first three months of 2000 increased to 6.77% from 6.11% from the same period one year earlier. The increase in net interest margin is primarily due to an $24,898,000 increase in average interest earning assets and an increase of only $19,569,000 in interest bearing liabilities.

Average interest earning assets were $129,503,000 at March 31, 2000 compared to $104,605,000 at March 31, 1999. Average interest-bearing liabilities increased to $99,081,000 at March 31, 2000 from $79,512,000 at March 31,
1999. Average interest rates on interest-bearing liabilities increased from 3.05% for the first three months of 1999 to 3.46% for the first three months of 2000.

The table on the following page sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2000 and 1999.

                                AVERAGE BALANCE SHEET INFORMATION FOR MARCH 31,

(DOLLARS IN THOUSANDS)
                                               ------------------------------------------   --------------------------------------
                                                                2000                                     1999
                                                  AVERAGE   AVERAGE YIELD    AMOUNT         AVERAGE   AVERAGE YIELD     AMOUNT
INTEREST EARNING ASSETS:                          BALANCE    RATE PAID      INTEREST        BALANCE     RATE PAID      INTEREST
                                               ------------------------------------------   --------------------------------------
         Time deposits with other banks              $377        3.18%           $3             $668      4.79%           $8

         Investment securities taxable             11,941        6.43%          192           17,556      6.40%           281
         Investment securities non-taxable          6,228        5.07%           79            6,399      4.63%            74
         Federal funds sold                           671        4.77%            8            4,533      6.47%            73
         Loans (1) (2)                            110,286       10.04%        2,768           75,449      9.37%         1,768
                                                 --------                   -------         --------                  -------
         Total interest earning assets            129,503        9.42%        3,050          104,605      8.43%         2,205

Allowance for possible loan losses                 -1,271                                     -1,098
Non-earning assets:
         Cash and due from banks                   15,886                                     15,004
         Property, premises and equipment           3,410                                      2,675
         Other assets                               3,910                                      3,549
                                                 --------                                   --------
TOTAL ASSETS                                     $151,438                                   $124,735
                                                 --------                                   --------

Interest -bearing liabilities:
         Savings/NOW/money market                  54,491        2.07%          282           51,463      2.03%           261
         Time deposits                             39,965        5.03%          503           27,315      4.81%           328
         Other borrowings                           4,625        6.23%           72              733      9.08%            17
                                                 --------                   -------         --------                  -------
         Total interest-bearing liabilities        99,081        3.46%          857           79,512      3.05%           606
                                                 --------                   -------         --------                  -------


Non-interest bearing liabilities:
         Demand deposits                           40,026                                     34,062
         Other liabilities                          1,492                                      1,584
                                                 --------                                   --------
         Total liabilities                        140,599                                    115,157
                                                 --------                                   --------
Stockholders' equity
         Common stock                               5,302                                      4,493
         Retained earnings                          6,262                                      5,296
         Valuation Allowance Investments             -725                                       -212
                                                 --------                                   --------
         Total stockholders' equity                10,839                                      9,578
                                                 --------                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                  $151,438                                   $124,735
                                                 --------                                   --------
Net Interest Income                                                          $2,193                                    $1,599
                                                                            -------                                   -------
Net Interest Margin (3)                                          6.77%                                    6.11%

    (1) Nonaccrual loans have been included in total loans.
    (2) Loan fees of $165,773. and $85,689 for 2000 and 1999, respectively, have been included in the interest income computation.
    (3) Net interest income has been calculated by dividing the net interest income by total earning assets.

NON-INTEREST INCOME

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the three months ended March 31, 2000 was $1,334,787 compared to $1,200,888 for the same period in 1999.
That represents an increase of $133,899 or 11.2%. Service charge income increased from $173,448 during the first three months of 1999 to $232,618 for the three months ended March 31, 2000. This increase in service charges is a result of the Bank's growth in deposit accounts as the result of new branch offices and positive economic factors. ATM transaction fees and interchange income were $899,178 during the three months ended March 31, 2000, compared to $762,056 during the same period for 1999. The increase is the result of increased number of sites in non-gaming facilities. At March 31, 2000, approximately 17% of the ATMs are located at gaming sites on Native American lands compared to 20% during the same period in 1999. The competition related to the installation of ATM machines has increased and has reduced profit margins per site.

Income from bankcard merchant fees decreased to $24,481 for the three months ended March 31, 2000 compared to $176,075 for the same period during 1999. However, on September 1, 1999, the Bank sold the liability of the Merchant Bankcard Program and receives a monthly check for a percentage of the net sales volume of the portfolio. During the first three months of 1999, gross revenues of $176,075 were offset by gross expense of $179,282 for a net loss of $3,207.

OTHER EXPENSE

Non-interest expense was $2,668,167 and $2,446,356 for the three months ended March 31, 2000 and March 31, 1999, respectively. Salaries and employee benefits expense were $1,001,914 and $870,718 for the three months ended March 31, 2000 and 1999, respectively. Full time equivalent employees were 92 at March 31, 2000 compared to 86 at March 31, 1999. Occupancy and equipment costs grew to $416,036 for the three months ended March 31, 2000 from $342,409 for the same period of 1999. This variance is the result of the full three-month impact of the two branches opened during the first quarter of 1999 and the one new branch opened on January 13, 2000. Expense associated with the ATM network was $605,569 and $334,747 for the three months ended March 31, 2000 and 1999, respectively. As discussed in the paragraph above, there were no expenses associated with the Merchant Bankcard program for the first three months of 2000 compared to $179,282 for the three months ended March 31, 1999. Expense associated with all other non-interest expense categories was $644,649 and $719,200 for the three months ended March 31, 2000 and 1999, respectively. The decrease in other expense reflects efforts made by management to control non-interest expense.

LOCAL ECONOMY

The Company is located in the Central Coast region of California, primarily in San Luis Obispo County and to a lesser degree in Santa Barbara County. The Central Coast continues to outperform the state with a lower unemployment rate and higher job creation.

Due to rising interest rates, there are some signs of weakness in real state. New permits for both residential and commercial and industrial sites are down. This has translated to a decrease in loan demand in this sector, however, the Company continues to gain market share by virtue of its reputation and presence in six cities within the Central Coast region.

The Central Coast has long been a destination point for tourists due to the many desirable sites of wineries, coastal attractions, Hearst Castle, quaintness of the communities and other diversified entertainment. It is expected that with the high cost of gas and oil, many residents in the Los Angeles area will forgo long vacations and visit the Central Coast, thereby increasing tourist revenue to the area.

The Banks branch locations have been strategically placed to ensure a presence to take advantage of the still healthy economy. In addition to the two new full service branches opened in Santa Maria and Atascadero during the first quarter of 1999, the Bank opened a full service branch Arroyo Grande in January 2000.

Capital

The Company's total stockholders equity was $11,077,021 at March 31, 2000 compared to $10,542,162 at December 31, 1999. The increase in capital was from net income of $506,104, $41,316 from stock options exercised, and ($12,561) net change in other comprehensive income related to unrealized security holding loss, net of tax.

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

The Leverage Ratio calculation simply divides common stockholders equity (reduced by any Goodwill a bank may have) by the total average assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighing them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the bank's and the company's capital ratios at March 31, 2000:


                                    Adequately Capitalized      Heritage       Heritage
                                     Regulatory Standard        Oaks Bank      Oaks Bancorp
                                    ----------------------     ----------      ------------
Leverage Ratio                               4.00%               7.23%             7.74%

Tier One Risk Based Capital Ratio            4.00%               8.55%             9.15%

Total Risk Based Capital Ratio               8.00%               9.57%            10.16%


It is the intent of Management to continue to maintain strong capital ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of

$5,500,000 and additionally can borrow money through repurchase agreements with a brokerage firm. During the first quarter of 2000, the average funds borrowed from correspondent banks and through repurchase agreements was $1,094,780 and $1,263,428, respectively.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans were pledged as collateral during the first quarter of 2000. The average funds borrowed through these facilities during the first quarter of 2000 was $1,917,252. These borrowings have allowed the bank to meet continued strong loan demand that has outpaced deposit growth. The bank is able to borrow at a rate that does not significantly impact the net interest margin.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At March 31, 2000, the ratio of liquid assets to deposits and other liabilities was 10.1%. The ratio of gross loans to deposits, another key liquidity ratio, was 83.0% at March 31, 2000.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended March 31, 2000 has not been significant to the Bank's financial position or result of operations.

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

DATE: April 27, 2000



                                    S/ Lawrence P. Ward
                                    -------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer




                                    S/ Margaret A. Torres
                                    -------------------
                                    Margaret A. Torres
                                    Chief Financial Officer
                                    Executive Vice President