Form 10QSB
period 2000-06-30
HERITAGE OAKS BANCORP
filed 2000-08-01
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                              -----------  ------------

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

AGGREGATE MARKET VALUE OF COMMON STOCK OF HERITAGE OAKS BANCORP AT JULY 17, 2000: $18,310,425.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

NO PAR VALUE COMMON STOCK - 1,220,695 SHARES OUTSTANDING AT JULY 17,2000.

                                TABLE OF CONTENTS

                                                                                                PAGE
Consolidated Balance Sheets for periods ended December 31, 1999
and June 30, 2000                                                                                3.

Consolidated Statements of Income for the THREE months ended June 30, 1999
and June 30, 2000                                                                                4.

Consolidated Statements of Income for the SIX months ended June 30, 1999
and June 30, 2000                                                                                5.

Consolidated Statements of Cash Flows for periods ended June 30, 1999
and June 30, 2000                                                                                6.

Consolidated Statements of Stockholders' Equity for periods ended
June 30, 1999 and June 30, 2000                                                                  7.

Notes to Consolidated Condensed Financial Statements                                             8.- 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                                    11.-20

Part 2.  Other Information
Item 1.  Legal Proceedings                                                                       20.

Signatures                                                                                       21.

                              HERITAGE OAKS BANCORP
                           CONSOLIDATED BALANCE SHEETS


                                                                                            12/31/99            06/30/00
                                                                                        ------------        ------------
                                                                                                 (1)         (UNAUDITED)
ASSETS
Cash and due from banks                                                                 $ 17,159,073        $ 19,223,573
Federal funds sold                                                                         1,200,000           6,400,000
                                                                                        ------------        ------------
Total cash and cash equivalents                                                           18,359,073          25,623,573

Interest bearing deposits other banks                                                        375,255              99,695

Securities Available for sale                                                             18,663,504          16,973,582
Securities held to maturity (see note 2)                                                           0                   0
Federal Home Loan Bank Stock, cost                                                           395,300             368,700
Loans Held For Sale                                                                          120,382             541,500
Loans, net (see note 3)                                                                  102,426,192         122,387,823

Property, premises and equipment, net                                                      3,427,289           3,292,535
Other real estate owned                                                                            0                   0
Cash surrender value life insurance                                                        1,305,787           1,337,005
Other assets                                                                               2,226,486           2,591,109
                                                                                        ------------        ------------
TOTAL ASSETS                                                                            $147,299,268        $173,215,522
                                                                                        ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing                                                            $ 39,901,884        $ 52,072,656
Savings, NOW, and money market deposits                                                   55,251,328          57,125,184
Time deposits of $100,000 or more                                                         10,596,650           7,737,478
Time deposits under $100,000                                                              27,211,711          39,646,112
                                                                                        ------------        ------------
Total deposits                                                                           132,961,573         156,581,430

Other borrowed money                                                                         350,000           3,150,000
Securities Sold under Agreement to Repurchase                                              2,211,000                   0
Other liabilities                                                                          1,234,533           1,768,588
                                                                                        ------------        ------------
Total liabilities                                                                        136,757,106         161,500,018

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
1,144,282 and 1,220,695 for December 31, 1999
and June 30, 2000, respectively.                                                           5,288,179           6,222,714
Accumulated other comprehensive income                                                      (658,840)           (593,903)
Retained earnings                                                                          5,912,823           6,086,693
                                                                                        ------------        ------------
Total stockholders' equity                                                                10,542,162          11,715,504
                                                                                        ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $147,299,268        $173,215,522
                                                                                        ============        ============

(1) These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                                                            1999                2000
                                                                                         (UNAUDITED)         (UNAUDITED)
Interest Income:
Interest and fees on loans                                                                $1,966,207          $3,062,065
Investment securities                                                                        341,944             265,749
Federal funds sold and commercial paper                                                       55,016              64,131
Time certificates of deposit                                                                   7,120               4,694
                                                                                          ----------          ----------
Total interest income                                                                      2,370,287           3,396,639

Interest Expense:
Now accounts                                                                                 165,764             190,940
MMDA accounts                                                                                 53,972              42,540
Savings accounts                                                                              65,760              76,221
Time deposits of $100,000 or more                                                             52,550             109,247
Other time deposits                                                                          239,910             501,008
Other borrowed funds                                                                          26,050             118,428
                                                                                          ----------          ----------
Total interest expense                                                                       604,006           1,038,384

Net Interest Income Before Prov. for Possible Loan Losses                                  1,766,281           2,358,255
Provision for loan losses                                                                     39,500              57,000
                                                                                          ----------          ----------
Net interest income after provision for loan losses                                        1,726,781           2,301,255

Non-interest Income:
Service charges on deposit accounts                                                          181,143             267,767
Investment securities gains (losses), net                                                          0                   0
Other income                                                                               1,258,876           1,161,267
                                                                                          ----------          ----------
Total Non-interest Income                                                                  1,440,019           1,429,034

Non-interest Expense:
Salaries and employee benefits                                                               884,259           1,040,958
Occupancy and equipment                                                                      404,845             377,832
Other expenses                                                                             1,408,239           1,576,286
                                                                                          ----------          ----------
Total Noninterest Expenses                                                                 2,697,343           2,995,076
Income before provision for income taxes                                                     469,457             735,213
Provision for applicable income taxes                                                        137,839             201,745
                                                                                          ----------          ----------
Net Income                                                                                $  331,618          $  533,468
                                                                                          ==========          ==========

Earnings per share: (See note #4)
Basic                                                                                     $     0.30          $     0.44
Fully Diluted                                                                             $     0.27          $     0.40

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                            1999                2000
                                                                                         (UNAUDITED)         (UNAUDITED)
Interest Income:
Interest and fees on loans                                                                $3,734,411          $5,830,346
Investment securities                                                                        699,017             538,655
Federal funds sold and commercial paper                                                      128,389              72,627
Time certificates of deposit                                                                  13,729               5,222
                                                                                          ----------          ----------
Total interest income                                                                      4,575,546           6,446,850

Interest Expense:
Now accounts                                                                                 320,493             350,705
MMDA accounts                                                                                 97,710              88,696
Savings accounts                                                                             128,244             152,615
Time deposits of $100,000 or more                                                             98,669             232,030
Other time deposits                                                                          522,101             880,824
Other borrowed funds                                                                          46,352             190,651
                                                                                          ----------          ----------
Total interest expense                                                                     1,213,569           1,895,521

Net Interest Income Before Prov. for Possible Loan Losses                                  3,361,977           4,551,329
Provision for loan losses                                                                     81,500             114,000
                                                                                          ----------          ----------
Net interest income after provision for loan losses                                        3,280,477           4,437,329

Non-interest Income:
Service charges on deposit accounts                                                          354,591             500,385
Investment securities gains (losses), net                                                          0              -2,188
Other income                                                                               2,286,316           2,265,624
                                                                                          ----------          ----------
Total Non-interest Income                                                                  2,640,907           2,763,821

Non-interest Expense:
Salaries and employee benefits                                                             1,754,977           2,042,872
Occupancy and equipment                                                                      747,255             793,868
Other expenses                                                                             2,637,811           2,826,505
                                                                                          ----------          ----------
Total Noninterest Expenses                                                                 5,140,043           5,663,245
Income before provision for income taxes                                                     781,341           1,537,905
Provision for applicable income taxes                                                        260,415             498,332
                                                                                          ----------          ----------
Net Income                                                                                $  520,926          $1,039,573
                                                                                          ==========          ==========

Earnings per share:           (See note #4)
Basic                                                                                     $     0.47          $     0.86
Fully Diluted                                                                             $     0.42          $     0.77

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      PERIODS ENDED JUNE 30, 1999 AND 2000


                                                                                             1999                2000
                                                                                         (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
(dollars in thousands)
Net Income                                                                                  $520,926          $1,039,573
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                                298,528             352,732
Provision for possible loan loss                                                              81,500             114,000
Increase (decrease) in deferred loan fees                                                    (48,024)               (336)
Net loss on sales of investment securities                                                         -              (2,188)
Amortization of premiums (Discount accretion)
on investment securities, net                                                               (166,920)            (79,171)
Loss on sale of other real estate owned                                                            -                   -
Gain on sale of property, premises, and equipment                                                  -                   -
Decrease (increase) in other assets                                                          (38,755)           (395,841)
Increase (decrease) in other liabilities                                                    (291,207)            552,889
Net cash used in operating activities                                                        356,048           1,581,658


Cash flows from investing activities:
Purchase of investment securities                                                        (16,472,098)                  -
Proceeds from sales, princ reductions and maturities
from investment securities                                                                24,229,505           2,009,558
Increase in time deposits with other banks                                                         -                   -
Net additions to real estate acquired in settlement of loans                                       -                   -
Purchase of insurance policies                                                              (253,408)                  -
Increase in loans, net                                                                   (13,325,077)        (20,382,749)
Purchase of property, premises and equipment, net                                           (973,406)           (221,656)
Net cash used in investing activities                                                     (6,794,484)        (18,594,847)


Cash flows from financing activities:
Increase (decrease) in deposits, net                                                       1,363,087          23,619,857
Net (decrease) increase in other borrowings                                                 (400,000)            589,000
Proceeds from exercise of stock options                                                       36,524              72,755
Cash paid in lieu of fractional shares                                                        (2,882)             (3,923)
Net cash provided by (used in) financing activities                                          996,729          24,277,689


Net increase (decrease) in cash and cash equivalents                                      (5,441,707)          7,264,500
Cash and cash equivalents at beginning of year                                            24,939,179          18,359,073
Cash and cash equivalents at end of period                                               $19,497,472         $25,623,573

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         JUNE 30, 1999 AND JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                 ACCUMULATED
                                                                                                    OTHER             TOTAL
                                                SHARES             COMMON         RETAINED      COMPREHENSIVE     STOCKHOLDERS'
                                              OUTSTANDING          STOCK          EARNINGS          INCOME            EQUITY
                                              -----------        ----------      ----------     -------------     -------------
Balance January 1, 1999                        1,069,791         $4,470,170      $5,154,666        ($188,166)       $9,436,670

Exercise of Stock Options                          3,500             36,524               0                             36,524

Cash dividends paid                                    0                  0               0                                  0

Stock dividend - 4%                               42,659                                                                     0
Cash paid to Shareholders in Lieu of
   fractional shares on 4% Stock Dividend                                            (2,882)                            (2,882)

Comprehensive Income
  Net Income                                                                        520,926                            520,926
  Unrealized Security Holding Gains/(Losses)
     (net of $97,531 tax)                                                                           (143,344)         (143,344)
                                                                                                -------------     -------------
Total other comprehensive Income                                                                                       377,582
                                           -------------      -------------   -------------     -------------     -------------
BALANCE JUNE 30, 1999                          1,115,950         $4,506,694      $5,672,710        ($331,510)       $9,847,894
                                           =============      =============   =============     =============     =============

                                                                                                 ACCUMULATED
                                                                                                    OTHER             TOTAL
                                                SHARES             COMMON         RETAINED      COMPREHENSIVE     STOCKHOLDERS'
                                              OUTSTANDING          STOCK          EARNINGS          INCOME            EQUITY
                                              -----------        ----------      ----------     -------------     -------------
Balance January 1, 2000                        1,144,282         $5,288,179      $5,912,823        ($658,840)      $10,542,162

Exercise of Stock Options                         18,961             72,755               0                             72,755

Cash dividends paid                                    0                  0               0                                  0

Stock dividend - 5%                               57,452            861,780        (861,780)                                 0
Cash paid to Shareholders in Lieu of
   fractional shares on 4% Stock Dividend                                            (3,923)                            (3,923)

Comprehensive Income
  Net Income                                                                      1,039,573                          1,039,573
  Unrealized Security Holding Gains/(Losses)
     (net of $44,167 tax)                                                                             66,250            66,250
      Less Reclassification Adjustment for
      Losses (net of $875 tax)                                                                        (1,313)           (1,313)
                                                                                                -------------     -------------
Total other comprehensive Income                                                                                     1,104,510
                                           -------------      -------------   -------------     -------------     -------------
BALANCE JUNE 30, 2000                          1,220,695         $6,222,714      $6,086,693        ($593,903)      $11,715,504
                                           =============      =============   =============     =============     =============

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at December 31, 1999, and June 30, 2000 and the results of cash flows for the six months ended June 30, 1999 and 2000 and the results of operations for the three and six months ended June 30, 1999 and 2000.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to shareholders. The results for the three and six months ended June 30, 1999 and 2000 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at June 30, 2000 and December 31, 1999 were:


                JUNE 30, 2000                                                          GROSS             GROSS
                                                                    AMORTIZED        UNREALIZED        UNREALIZED         FAIR
                                                                      COST             GAINS             LOSSES           VALUE
                                                                   -----------       ----------      ------------      -----------
Obligations of U.S. government agencies and corporations           $ 2,627,996       $  12,009       $  (102,506)      $ 2,537,499
Mortgage-backed securities                                           8,703,958             559          (585,002)        8,119,515
Obligations of State and Political
Subdivisions                                                         6,622,828           2,249          (317,147)        6,307,930
Other Securities                                                         8,638               0                 0             8,638
                                                                   -----------       ----------      ------------      -----------
TOTAL                                                              $17,963,420       $  14,817       $(1,004,655)      $16,973,582
                                                                   ===========       ==========      ============      ===========

            DECEMBER 31, 1999                                                           GROSS            GROSS
                                                                   AMORTIZED          UNREALIZED       UNREALIZED         FAIR
                                                                      COST              GAINS            LOSSES           VALUE
                                                                   -----------        ----------     ------------       ----------
Obligations of U.S. government agencies and corporations           $ 3,642,261        $      0       $  (138,788)      $ 3,503,473
Mortgage-backed securities                                           9,494,832           3,294          (610,411)        8,887,715
Obligations of State and Political
Subdivisions                                                         6,651,262           4,119          (386,865)        6,268,516
Other Securities                                                         3,800               0                 0             3,800
                                                                   -----------       ----------      ------------      -----------
TOTAL                                                              $19,792,155        $  7,413       $(1,136,064)      $18,663,504
                                                                   ===========       ==========      ============      ===========

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:


                                                      DECEMBER 31,            JUNE 30,
                                                              1999                2000
                                                      ------------        ------------
Commercial, financial, and
agricultural                                          $ 38,419,611        $ 42,807,192
Real estate-construction                                12,741,477          19,768,202
Real estate-mortgage                                    50,063,714          58,258,496
Installment loans to individuals                         2,786,034           3,180,210
All other loans (including overdrafts)                     141,846             147,321
                                                      ------------        ------------
                                                       104,152,682         124,161,421

Less - deferred loan fees                                 (485,474)           (485,810)
Less - reserve for possible loan losses                 (1,241,016)         (1,287,788)
                                                      ------------        ------------

Total loans                                           $102,426,192        $122,387,823
                                                      ============        ============

Loans Held For Sale                                   $    120,382        $    541,500

Concentration of Credit Risk

At June 30, 2000, approximately $78,026,698 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $904,773 and $665,485 at December 31, 1999 and June 30, 2000, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $91,207 and $53,077 for the period ended December 31, 1999 and June 30, 2000, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:


                                                         DECEMBER 31,            JUNE 30,
                                                                 1999                2000
                                                         ------------          ----------
Balance at beginning of year                               $1,069,535          $1,241,016
Additions charged to operating expense                        165,500             114,000
Loans charged off                                             (14,215)            (81,392)
Recoveries of loans previously charged off                     20,196              14,164
                                                         ------------          ----------
Balance at end of year                                     $1,241,016          $1,287,788
                                                         ============          ==========

At June 30, 2000, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $641,467 and undisbursed loan commitments in the amount of $34,676,000. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

In accordance with Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at June 30, 2000 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for June 30, 1999 was 1,116,143 and 1,243,082, respectively. The total number of shares used for calculating basic and diluted for June 30, 2000 was 1,202,164 and 1,344,495, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of June 30, 2000, total consolidated assets of Heritage Oaks Bancorp were $173,215,522 compared to $147,299,268 at December 31, 1999. This reflects an increase of 17.6%. This growth is attributable to a de novo branch office in Arroyo Grande that opened on January 13, 2000 and a continuing healthy economy in the Central Coast.

Total cash at June 30, 2000 was $19,223,573. The large cash balance reflects the increased number of branch offices and cash needed to fund the Bank's automatic teller machine ("ATM") network. As of June 30, 2000, the Bank was operating approximately 87 ATMs.

Total net loans at June 30, 2000 were $122,387,823 compared to $102,426,192 at December 31, 1999. This increase from year-end is the result of expansion in the number of branches and the reputation our Bank has established in our new and existing market area.

Securities available for sale, which are carried at market value, were $16,973,582 at June 30, 2000 compared to $18,663,504 at December 31, 1999.
Securities have decreased through security maturity and principal cash flow pay down to supply funds for loan demand.

Federal funds sold were $6,400,000 at June 30, 2000 and $1,200,000 at December 31, 1999.

Total deposits were $156,581,430 at June 30, 2000 compared to $132,961,573 at December 31, 1999, which represents an increase of 17.8%. The increase in total deposits is primarily attributable to the new branch offices and deposits obtained in relationships as the result of new loans.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $148,843,952 represented 95.1% of total deposits at June 30, 2000. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At June 30, 2000 and December 31, 1999, the balance of borrowed funds on this line was $350,000.

The Bank has established borrowing lines with the Federal Home Loan Bank
(FHLB) of approximately $4.5 million and $2.9 million secured by securities and certain loans, respectively. At June 30, 2000, the Bank has borrowed against those lines in the total amount of $2.8 million.

RESULTS OF OPERATIONS

The Company reported net income for the SIX MONTHS ended June 30, 2000 of $1,039,573 compared to $520,926 for the same period in 1999. Per share earnings on a diluted basis for June 30, 2000 and June 30, 1999 were $0.77 and $0.42, respectively. Basic per share earnings for June 30, 2000 and June 30, 1999 were $0.86 and $0.47, respectively.

Net income for the THREE MONTHS ended June 30, 2000 was $533,468, compared to $331,618 for the same period in 1999.

Increased earnings are the direct result of the Bank's expansion into Santa Maria, Atascadero and Arroyo Grande and the continued positive economic environment in the Central Coast. During 1999, the expanded infrastructure was put in place to allow for growth in the new areas. As these new offices continue to increase their asset base, income is derived from earning assets while overhead remains static.

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

Net interest income for the SIX MONTHS ended June 30, 2000 was $4,551,329 as compared to $3,361,977 for the same period in 1999. This represents an improvement of $1,189,352 or 35.4%. As a percentage of average earning assets, the net interest margin for the first six months of 2000 increased to 6.70% from 6.20% from the same period one year earlier. The increase in net interest margin is primarily due to an $27,322,000 increase in average interest earning assets and an increase of $22,051,000 in interest bearing liabilities and the 100 basis point increase in prime rate since December 1999. The average balance of demand deposits at June 30, 2000 was $41,890,000 compared to $34,850,000 at June 30, 1999.

Net interest income for the THREE MONTHS ended June 30, 2000 was $2,358,255 compared to $1,766,281 for the same period in 1999. This represents an increase of 33.5%. Interest expense for this three month period was $1,038,384 at June 30, 2000 compared to $604,006 at June 30, 1999.

Average interest earning assets were $135,840,000 at June 30, 2000 compared to $108,518,000 at June 30, 1999. Average interest-bearing liabilities increased to $103,778,000 at June 30, 2000 from $81,727,000 at June 30, 1999.
Average interest rates on interest-bearing liabilities increased from 2.97% for the first six months of 1999 to 3.68% for the first six months of 2000.

                 AVERAGE BALANCE SHEET INFORMATION FOR JUNE 30,
                             (DOLLARS IN THOUSANDS)


                                                   -----------------------------------        -------------------------------------
                                                                  1999                                       2000
                                                   AVERAGE    AVERAGE YIELD    AMOUNT          AVERAGE     AVERAGE YIELD    AMOUNT
                                                   BALANCE      RATE PAID     INTEREST         BALANCE       RATE PAID     INTEREST
                                                   -----------------------------------         ------------------------------------
Interest Earning Assets:
          Time deposits with other banks          $    495         5.66%        $   14        $    170          5.93%        $    5
          Investment securities taxable             18,252         5.98%           546          11,744          6.54%           381
          Investment securities non-taxable          6,478         4.72%           153           6,256          5.09%           158
          Federal funds sold                         5,237         4.89%           128           2,395          6.15%            73
          Loans (1) (2)                             78,056         9.57%         3,734         115,275         10.20%         5,831
                                                    ------                       -----         -------                        -----

          Total interest earning assets            108,518         8.43%         4,575         135,840          9.57%         6,448
                                                   -------                       -----         -------                        -----

Allowance for possible loan losses                  -1,106                                      -1,278
Non-earning assets:
          Cash and due from banks                   14,091                                      16,384
          Property, premises and equipment           2,839                                       3,373
          Other assets                               3,443                                       4,064
                                                     -----                                       -----

TOTAL ASSETS                                      $127,785                                    $158,383
                                                  --------                                    --------

Interest-bearing liabilities:
          Savings/NOW/money market                  53,444         2.04%           546          55,104          2.17%           592
          Time deposits                             26,926         4.61%           621          42,773          5.25%         1,113
          Other borrowings                           1,357         6.63%            45           5,901          6.53%           191
                                                     -----                          --           -----                          ---

          Total interest-bearing liabilities        81,727         2.97%         1,212         103,778          3.68%         1,896
                                                    ------                       -----         -------                        -----

Non-interest bearing liabilities:
          Demand deposits                           34,850                                      41,890
          Other liabilities                          1,324                                       1,594
                                                     -----                                       -----

          Total liabilities                        117,901                                     147,262
                                                   -------                                     -------

Stockholders' equity:
          Common stock                               4,500                                       5,752
          Retained earnings                          5,608                                       6,073
          Valuation Allowance Investments             (224)                                       (704)
                                                      ----                                        ----

          Total stockholders' equity                 9,884                                      11,121
                                                     -----                                      ------
TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                  $127,785                                    $158,383
                                                  --------                                    --------
Net Interest Income                                                             $3,363                                       $4,552
                                                                                ------                                       ------
Net Interest Margin (3)                                            6.20%                                        6.70%


      (1) NONACCRUAL LOANS HAVE BEEN INCLUDED IN TOTAL LOANS.
      (2) LOAN FEES OF $213,454 AND $296,624 FOR 1999 AND 2000,
          RESPECTIVELY, HAVE BEEN INCLUDED IN THE INTEREST INCOME
          COMPUTATION.
      (3) NET INTEREST INCOME HAS BEEN CALCULATED BY DIVIDING THE NET INTEREST INCOME BY TOTAL EARNING ASSETS.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended June 30, 1999 and 2000.

NON-INTEREST INCOME

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the SIX MONTHS ended June 30, 2000 was $2,763,821 compared to $2,640,907 for the same period in 1999. That represents an increase of $122,914 or 4.7%. Service charge income increased from $354,591 during the first six months of 1999 to $500,385 for the six months ended June 30, 2000. This increase in service charges is a result of the Bank's growth in the number of branches and deposit accounts. ATM transaction fees and interchange income were $1,808,659 during the six months ended June 30, 2000 compared to $1,580,843 during the same period for 1999. The increase is the result of increased number of sites in non-gaming facilities. At June 30, 2000, approximately 17% of the ATMs are located at gaming sites on Native American lands compared to 20% during the same period in 1999. The competition related to the installation of ATM machines has increased and has reduced profit margins per site. The sponsorship revenue for the SIX MONTHS ended June 30, 2000 was $12,159 compared to $44,117 for the same period during 1999.

For the SIX MONTHS ended June 30, 2000 Income from bankcard merchant fees decreased to $105,267 compared to $370,812 for the same period during 1999. However, on September 1, 1999, the Bank divested itself of the liability in the Merchant Bankcard Program and receives a monthly check for a percentage of the NET sales volume of the portfolio. During the first six months of 1999, gross revenues of $370,812 were offset by gross expense of $378,379 for a net loss of $7,567.

Non-interest income for the THREE MONTHS ended June 30, 2000 was $1,429,034 compared to $1,440,019 for the same period in 1999. That represents a decrease of $10,985 or 0.8%. Service charge income was $267,767 for the THREE MONTHS ended June 30, 2000 compared to $181,143 for the same period in 1999. ATM transaction fees and interchange income were $915,729 during the THREE MONTHS ended June 30, 2000 compared to $885,300 during the same period for 1999. The sponsorship revenue for the THREE MONTHS ended June 30, 2000 was $5,911 compared to $29,275 for the same period during 1999.

For the THREE MONTHS ended June 30, 2000 Income from bankcard merchant fees decreased to $55,333 compared to $192,724 for the same period during 1999. However, on September 1, 1999, the Bank divested itself of the liability in the Merchant Bankcard Program and receives a monthly check for a percentage of the NET sales volume of the portfolio. For the THREE MONTHS ended June 30,1999, gross revenues of $192,724 were offset by gross expense of $199,095 for a net loss of

$6,371.

Other Expense

The Bank opened a de novo branch in Arroyo Grande on January 13, 2000. Other expenses have grown as a result of the additional branch and overall growth of the Bank. Non-interest expense was $5,663,245 and $5,140,043 for the SIX MONTHS ended June 30, 2000 and the same period in 1999, respectively.
Salaries and employee benefits expense were $2,042,872 and $1,754,977 for the SIX MONTHS ended June 30, 2000 and 1999, respectively. Full time equivalent employees were 93 at June 30, 2000 compared to 86 at June 30, 1999. Occupancy and equipment costs increased slightly to $793,868 for the SIX MONTHS ended June 30, 2000 from $747,255 for the same period of 1999. Expense associated with the ATM network was $1,276,758 and $1,122,862 for the SIX MONTHS ended June 30, 2000 and 1999, respectively. Expense associated with the Merchant Bankcard program was $278,379 for the SIX MONTHS ended June 30, 1999, however, there was no expense for the same period in 2000. As indicated in the section above, the Bank divested itself of the liability of the portfolio and now receives a monthly check for the NET earnings on this activity. Expense associated with all other non-interest expense categories was $1,549,747 and $1,136,570 for the SIX MONTHS ended June 30, 2000 and 1999, respectively. The increase in other expense reflects increases associated with the growth as a result of the two new branches and the overall growth of the Bank.

Non-interest expense was $2,995,076 and $2,697,343 for the THREE MONTHS ended June 30, 2000 and the same period in 1999, respectively. Salaries and employee benefits expense were $1,040,958 and $884,259 for the THREE MONTHS ended June 30, 2000 and 1999, respectively. Occupancy and equipment costs decreased to $377,832 for the THREE MONTHS ended June 30, 2000 from $404,845 for the same period of 1999. Expense associated with the ATM network was $671,189 and $605,897 for the THREE MONTHS ended June 30, 2000 and 1999, respectively. Expense associated with the Merchant Bankcard program was $199,095 for the THREE MONTHS ended June 30, 1999. There was no expense associated with activity for the same period of 2000. Expense associated with all other non-interest expense categories was $905,097 and $603,247 for the THREE MONTHS ended June 30, 2000 and 1999, respectively. The increase in other expense reflects increases associated with the growth as a result of the new branch and the overall growth of the Bank.

LOCAL ECONOMY

The Company is located in the Central Coast region of California, primarily in San Luis Obispo County and to a lesser degree in Santa Barbara County. The Central Coast continues to outperform the state with a lower unemployment rate and higher job creation.

Due to rising interest rates, there are some signs of weakness in real estate. New permits for both residential and commercial and industrial sites are down. This has translated to a decrease in loan demand in this sector, however, the Company continues to gain market share by virtue of its reputation and presence in six cities within the Central Coast region.

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

Capital

The Company's total stockholders equity was $11,715,504 at June 30, 2000 compared to $10,542,162 at December 31, 1999. The increase in capital was from net income of $1,039,573, ($3,923) in fractional shares as a result of a 5% stock dividend paid on April 17, 2000, $72,755 from stock options exercised, and $64,937 net change in other comprehensive income related to unrealized security holding loss, net of tax.

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

Summarized below are the bank's and the company's capital ratios at June 30, 2000:


                                   ADEQUATELY CAPITALIZED          HERITAGE            HERITAGE
                                    REGULATORY STANDARD           OAKS BANK          OAKS BANCORP
                                   ----------------------         ---------          ------------
Leverage Ratio                             4.00%                     6.95%               7.43%

Tier One Risk Based Capital Ratio          4.00%                     8.46%               9.04%

Total Risk Based Capital Ratio             8.00%                     9.41%               9.98%

It is the intent of Management to achieve "Well Capitalized" capital ratios by December 31, 2000.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,500,000 and additionally can borrow money through repurchase agreements with a brokerage firm. During the first six months of 2000, the average funds borrowed from correspondent banks and through repurchase agreements was $560,027 and $631,714, respectively.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans were pledged as collateral during the first quarter of 2000. The average funds borrowed through these facilities during the first six months of 2000 was $4,359,231. These borrowings have allowed the bank to meet continued strong loan demand that has outpaced deposit growth. The bank is able to borrow at a rate that does not significantly impact the net interest margin.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At June 30, 2000, the ratio of liquid assets to deposits and other liabilities was 13.8%. The ratio of gross loans to deposits, another key liquidity ratio, was 79.3% at June 30, 2000.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended June 30, 2000 has not been significant to the Bank's financial position or result of operations.

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

DATE: July 21, 2000

                                    /S/ LAWRENCE P. WARD
                                    ----------------------------
                                    Lawrence P. Ward
                                    President
                                    Chief Executive Officer




                                    /S/ MARGARET A. TORRES
                                    ----------------------------
                                    Margaret A. Torres
                                    Chief Financial Officer
                                    Executive Vice President