Form 10QSB
period 2000-09-30
HERITAGE OAKS BANCORP
filed 2000-11-13
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

AGGREGATE MARKET VALUE OF COMMON STOCK OF HERITAGE OAKS BANCORP AT OCTOBER 3, 2000: $21,396,673.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

NO PAR VALUE COMMON STOCK - 1,222,667 SHARES OUTSTANDING AT OCTOBER 3, 2000.

                               TABLE OF CONTENTS

                                                                                               PAGE
Consolidated Balance Sheets as of December 31, 1999
and September 30, 2000                                                                           3.

Consolidated Statements of Income for the THREE months ended September 30, 1999
and September 30, 2000                                                                           4.

Consolidated Statements of Income for the NINE months ended September 30, 1999
and September 30, 2000                                                                           5.

Consolidated Statements of Cash Flows for NINE months ended September 30, 1999
and September 30, 2000                                                                           6.

Consolidated Statements of Stockholders' Equity for periods ended
September 30, 1999 and September 30, 2000                                                        7.

Notes to Consolidated Condensed Financial Statements                                             8.-10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                                    11.-21.

Part 2.  Other Information
Item 1.  Legal Proceedings                                                                       22.

Signatures                                                                                       22.

                              HERITAGE OAKS BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                           12/31/99             09/30/00
                                                                                (1)          (UNAUDITED)
ASSETS
Cash and due from banks                                                 $17,159,073          $17,065,293
Federal funds sold                                                        1,200,000            4,500,000
                                                                          ---------            ---------

Total cash and cash equivalents                                          18,359,073           21,565,293

Interest bearing deposits other banks                                       375,255              198,000

Securities available for sale (see note 2)                               18,663,504           16,068,861
Securities held to maturity                                                       0                    0
Federal Home Loan Bank, cost                                                395,300              375,400
Loans Held For Sale                                                         120,382            1,636,850
Loans, net (see note 3)                                                 102,426,192          127,288,386

Property, premises and equipment, net                                     3,427,289            3,167,687
Other real estate owned                                                           0                    0
Cash surrender value life insurance                                       1,305,787            1,353,232
Other assets                                                              2,226,486            2,443,963
                                                                          ---------            ---------

TOTAL ASSETS                                                           $147,299,268         $174,097,672
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, non-interest bearing                                            $39,901,884          $49,369,079
Savings, NOW, and money market deposits                                  55,251,328           62,073,465
Time deposits of $100,000 or more                                        10,596,650            5,047,817
Time deposits under $100,000                                             27,211,711           43,090,745
                                                                         ----------           ----------
Total deposits                                                          132,961,573          159,581,106

Other borrowed money                                                        350,000              350,000
Securities Sold under an Agreement to Repurchase                          2,211,000                    0
Other liabilities                                                         1,234,533            1,630,010
                                                                          ---------            ---------
Total liabilities                                                       136,757,106          161,561,116

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
1,144,282 and 1,222,667 for December 31, 1999,
and September 30, 2000, respectively.                                     5,288,179            6,235,725
Accumulated other comprehensive income                                     (658,840)            (419,401)
Retained earnings                                                         5,912,823            6,720,232
                                                                          ---------            ---------
Total stockholders' equity                                               10,542,162           12,536,556
                                                                         ----------           ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $147,299,268         $174,097,672
                                                                       ============         ============

(1) These numbers have been derived from the audited financial statements. See notes to consolidated financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                               1999                 2000
                                                                         (UNAUDITED)          (UNAUDITED)
Interest Income:

Interest and fees on loans                                               $2,223,295           $3,330,366
Investment securities                                                       276,835              231,582
Federal funds sold and commercial paper                                      46,030               77,228
Time certificates of deposit                                                  3,986                2,743
                                                                              -----                -----
Total interest income                                                     2,550,146            3,641,919

Interest Expense:

Now accounts                                                                175,765              216,693
MMDA accounts                                                                52,863               79,908
Savings accounts                                                             73,999               76,010
Time deposits of $100,000 or more                                            84,266               76,020
Other time deposits                                                         252,949              595,411
Other borrowed funds                                                          8,161               32,812
                                                                              -----               ------
Total interest expense                                                      648,003            1,076,854

Net Interest Income Before Prov. for Possible Loan Losses                 1,902,143            2,565,065
Provision for loan losses                                                    42,000              105,000
                                                                             ------              -------
Net interest income after provision for loan losses                       1,860,143            2,460,065

Non-interest Income:
Service charges on deposit accounts                                         198,090              295,422
Investment securities gains (losses), net                                         0                    0
Other income                                                              1,444,551            1,185,177
                                                                          ---------            ---------
Total Non-interest Income                                                 1,642,641            1,480,599

Non-interest  Expense:
Salaries and employee benefits                                              883,232            1,091,684
Occupancy and equipment                                                     374,704              399,754
Other expenses                                                            1,573,164            1,432,540
                                                                          ---------            ---------
Total Noninterest Expenses                                                2,831,100            2,923,978
Income before provision for income taxes                                    671,684            1,016,686
Provision for applicable income taxes                                       236,589              383,148
                                                                            -------              -------
Net Income                                                                 $435,095             $633,538
                                                                           ========             ========

Earnings per share:        (See note #4)
Basic                                                                         $0.39                $0.52
Fully Diluted                                                                 $0.35                $0.48
See notes to consolidated financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                               1999                 2000
                                                                         (UNAUDITED)          (UNAUDITED)
Interest Income:

Interest and fees on loans                                               $5,957,706           $9,160,714
Investment securities                                                       966,470              770,236
Federal funds sold and commercial paper                                     183,801              149,855
Time certificates of deposit                                                 17,715                7,965
                                                                             ------                -----
Total interest income                                                     7,125,692           10,088,770

Interest Expense:

Now accounts                                                                496,257              567,398
MMDA accounts                                                               150,573              168,603
Savings accounts                                                            202,243              228,625
Time deposits of $100,000 or more                                           182,936              308,050
Other time deposits                                                         775,049            1,476,234
Other borrowed funds                                                         54,513              223,462
                                                                             ------              -------
Total interest expense                                                    1,861,571            2,972,372

Net Interest Income Before Prov. for Possible Loan Losses                 5,264,121            7,116,398
Provision for loan losses                                                   123,500              219,000
                                                                            -------              -------
Net interest income after provision for loan losses                       5,140,621            6,897,398

Non-interest Income:
Service charges on deposit accounts                                         552,682              795,807
Investment securities gains (losses), net                                         0               -2,188
Other income                                                              3,730,866            3,450,799
                                                                          ---------            ---------
Total Non-interest Income                                                 4,283,548            4,244,418

Non-interest  Expense:
Salaries and employee benefits                                            2,638,208            3,134,555
Occupancy and equipment                                                   1,121,958            1,262,062
Other expenses                                                            4,208,488            4,190,606
                                                                          ---------            ---------
Total Noninterest Expenses                                                7,968,654            8,587,223
Income before provision for income taxes                                  1,455,515            2,554,593
Provision for applicable income taxes                                       499,487              881,481
                                                                            -------              -------
Net Income                                                                 $956,028           $1,673,112
                                                                           ========           ==========

Earnings per share:        (See note #4)
Basic                                                                         $0.86                $1.37
Fully Diluted                                                                 $0.76                $1.28
See notes to consolidated financial statements

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                               1999                 2000
                                                                         (Unaudited)          (Unaudited)
Cash flows from operating activities:

Net Income                                                                 $956,028           $1,673,112
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                               483,020              531,823
Provision for possible loan loss                                            123,500              219,000
Increase (decrease) in deferred loan fees                                   123,220              (21,940)
Increase (decrease) in market value of investment securities                107,233             (429,649)
Net loss on sales of investment securities                                        -                2,188
Amortization of premiums (Discount accretion)
on investment securities, net                                              (118,659)            (106,525)
Loss on sale of other real estate owned                                           -                    -
Gain on sale of property, premises, and equipment                                 -                    -
Decrease (increase) in other assets                                          13,724             (264,922)
Increase (decrease) in other liabilities                                   (503,127)             395,477
Net cash used in operating activities                                     1,184,939            1,998,564


Cash flows from investing activities:
Purchase of investment securities                                       (17,433,000)                   -
Proceeds from sales, principal reductions and maturities
from investment securities                                               25,544,613            3,183,898
Increase in time deposits with other banks                                  194,321              177,255
Net additions to real estate acquired in settlement of loans                      -                    -
Purchase of insurance policies                                             (269,593)                   -
Increase in loans, net                                                  (21,413,994)         (26,378,662)
Purchase of property, premises and equipment                             (1,325,616)            (265,211)
Net cash used in investing activities                                   (14,703,269)         (23,282,720)


Cash flows from financing activities:
Increase (decrease) in deposits, net                                      8,548,932           26,619,533
Net (decrease) increase in other borrowings                                (400,000)          (2,211,000)
Proceeds from exercise of stock options                                     111,453               85,766
Cash paid in lieu of fractional shares                                       (2,890)              (3,923)
Net cash provided by (used in) financing activities                       8,257,495           24,490,376


Net increase (decrease) in cash and cash equivalents                     (5,260,835)           3,206,220
Cash and cash equivalents at beginning of year                           24,939,179           18,359,073
Cash and cash equivalents at end of period                              $19,678,344          $21,565,293


Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                          $1,861,571           $2,972,372
  Income taxes paid                                                        $579,609           $1,020,000


Supplemental Disclosures of Non-Cash Flow Information
  Change in other comprehensive income                                     $891,688           $1,912,551
  Transfer of loans to other estate owned through foreclosure                    $0                   $0
  Transfer of held-to-maturity securities to available-for-sale                  $0                   $0

See notes to consolidated financial statements

                              HERITAGE OAKS BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                ACCUMULATED
                                                                                                   OTHER               TOTAL
                                                SHARES         COMMON          RETAINED        COMPREHENSIVE       STOCKHOLDERS'
                                              OUTSTANDING       STOCK          EARNINGS            INCOME              EQUITY
                                              -----------      ------          --------        -------------       -------------
Balance January 1, 1999                         1,069,791     $4,470,170       5,154,666           (188,166)          9,436,670

Exercise of Stock Options                          21,802        111,453               0                                111,453

Cash dividends paid                                     0              0               0                                      0

Stock dividend - 4%                                42,659                                                                     0
Cash paid to Shareholders' in Lieu of
   fractional shares on 4% Stock Dividend                                         (2,890)                                (2,890)

Comprehensive Income
  Net Income                                                                     956,028                                956,028
  Unrealized Security Holding Gains
     `(net of $65,4031 tax)                                                                         (93,097)            (93,097)
      Less Reclassification Adjustment for
      Losses (net of $23,125 tax)                                                                    28,757              28,757
                                                                                                     -------             ------
   Total Other Comprehensive Income
Total comprehensive Income                                                                                              891,688

BALANCE SEPTEMBER 30, 1999                      1,134,252     $4,581,623      $6,107,804           (252,506)         10,436,921

                                                                                                ACCUMULATED
                                                                                                   OTHER               TOTAL
                                                SHARES         COMMON          RETAINED        COMPREHENSIVE       STOCKHOLDERS'
                                              OUTSTANDING       STOCK          EARNINGS            INCOME              EQUITY
                                              -----------      ------          --------        -------------       -------------
Balance January 1, 2000                         1,144,282     $5,288,179      $5,912,823          ($658,840)        $10,542,162

Exercise of Stock Options                          20,933         85,766               0                                 85,766

Cash dividends paid                                     0              0               0                                      0

Stock dividend - 5%                                57,452        861,780        (861,780)                                     0
Cash paid to Shareholders' in Lieu of
   fractional shares on 4% Stock Dividend                                         (3,923)                                (3,923)

Comprehensive Income
  Net Income                                                                   1,673,112                              1,673,112
  Unrealized Security Holding Gains/(Losses)
     `(net of $44,167 tax)                                                                          240,752             240,752
      Less Reclassification Adjustment for
      Losses (net of $875 tax)                                                                       (1,313)             (1,313)
                                                                                                     -------             -------

Total other comprehensive Income                                                                                      1,912,551

BALANCE SEPTEMBER 30, 2000                      1,222,667     $6,235,725      $6,720,232          ($419,401)        $12,536,556

See notes to consolidated financial statements

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly Heritage Oaks Bancorp's consolidated financial position at December 31, 1999 and September 30, 2000, and the results of cash flows for the nine months ended September 30, 1999 and 2000 and the results of operations for the three and nine months ended September 30, 1999 and 2000.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to shareholders. The results for the three and nine months ended September 30, 1999 and 2000 may not necessarily be indicative of the operating results for the full year.


Note 2: INVESTMENT SECURITIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debit and equity securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at September 30, 2000 and December 31, 1999:


        SEPTEMBER 30, 2000                                                       GROSS             GROSS
                                                              AMORTIZED        UNREALIZED         UNREALIZED          FAIR
                                                                COST             GAINS             LOSSES             VALUE
                                                            ------------     ------------         ----------       -----------
Obligations of U.S. government agencies and corporations      $2,425,509         $25,880          ($105,975)         $2,345,414
Mortgage-backed securities                                     8,271,301           1,706           (427,324)          7,845,683
Obligations of State and Political Subdivisions                6,062,415          12,703           (205,991)          5,869,127
Other Securities                                                   8,637               0                  0               8,637
                                                             -----------        --------           ----------       -----------
TOTAL                                                        $16,767,862         $40,289          ($739,290)        $16,068,861
                                                             -----------        --------           ----------       -----------

         DECEMBER 30, 1999                                                       GROSS             GROSS
                                                             AMORTIZED        UNREALIZED         UNREALIZED            FAIR
                                                                COST             GAINS             LOSSES              VALUE
                                                            ------------     ------------       ------------       ------------
Obligations of U.S. government agencies and corporations      $3,642,261              $0          ($138,788)         $3,503,473
Mortgage-backed securities                                     9,494,832           3,294           (610,411)          8,887,715
Obligations of State and Political Subdivisions                6,651,262           4,119           (386,865)          6,268,516
Other Securities                                                   3,800               0                  0               3,800
                                                             -----------          -------       ------------        -----------
TOTAL                                                        $19,792,155          $7,413        ($1,136,064)        $18,663,504
                                                             -----------          -------       ------------        -----------

Note 3: LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Major classifications of loans were:

                                                                       DECEMBER 31,        SEPTEMBER 30,
                                                                          1999                 2000
                                                                          ----                 ----
Commercial, financial, and agricultural                                 $38,419,611          $42,393,154
Real estate-construction                                                 12,741,477           22,024,748
Real estate-mortgage                                                     50,063,714           61,302,378
Installment loans to individuals                                          2,786,034            3,284,575
All other loans (including overdrafts)                                      141,846              143,407
                                                                            -------              -------
                                                                        104,152,682          129,148,262

Less - deferred loan fees                                                  (485,474)            (463,534)
Less - reserve for possible loan losses                                  (1,241,016)          (1,396,342)
                                                                         -----------          -----------

Total loans                                                            $102,426,192         $127,288,386
                                                                       ------------         -------------

Loans Held For Sale                                                        $120,382           $1,636,850

Concentration of Credit Risk

At September 30, 2000, approximately $82,327,126 of the Heritage Oaks Bank's ("Bank") loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $904,773 and $496,173 at December 31, 1999, and September 30, 2000, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $91,207 and $66,917 for the period ended December 31, 1999 and September 30, 2000, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                                                        DECEMBER 31,         SEPTEMBER 30,
                                                                            1999                 2000
                                                                        ------------         -------------
Balance at beginning of year                                             $1,069,535           $1,241,016
Additions charged to operating expense                                      165,500              219,000
Loans charged off                                                           (14,215)             (81,392)
Recoveries of loans previously charged off                                   20,196               17,718
                                                                         ----------           -----------
Balance at end of period                                                 $1,241,016           $1,396,342
                                                                         ==========           ==========

At September 30, 1999, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $780,227 and undisbursed loan commitments in the amount of $29,460,699. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

In accordance with Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at September 30, 2000 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.


Note 4: EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of shares used for calculating basic and diluted for September 30, 1999 was 1,116,143 and 1,250,723, respectively. The total number of shares used for calculating basic and diluted for September 30, 2000 was 1,222,429 and 1,311,224, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of September 30, 2000, total consolidated assets of Heritage Oaks Bancorp were $174,097,672 compared to $147,299,268 at December 31, 1999. This reflects an increase of 18.19%. This growth is attributable to continuing positive economic factors along with the opening of a de novo branch office in Arroyo Grande on January 13, 2000.

Total cash at September 30, 2000 was $17,065,293. The large cash balance reflects the increased number of branch offices and cash needed to fund the Banks automatic teller machine ("ATM") network. As of September 30, 2000, the Bank was operating approximately 71 ATMs.

Total net loans at September 30, 2000 were $127,288,386 compared to $102,426,192 at December 31, 1999. This increase from year-end is the result of branch expansion and the reputation our Bank has established in our new and existing market area. The level of loan growth has decreased on a month-to-month basis from the beginning of the year. No doubt, this is a direct result of the rising interest rate environment over the first nine months of 2000. Management intends to continue its moderate increase in the level of loans outstanding while not compromising underwriting standards.

Securities available for sale, which are carried at market value, were $16,068,861 at September 30, 2000 compared to $18,663,504 at December 31, 1999.
Securities have decreased through maturity and principal cash flow pay down to supply funds for loan demand.

Federal funds sold were $4,500,000 at September 30, 2000 and $1,200,000 at December 31, 1999. Total deposits were $159,581,106 at September 30, 2000 compared to $132,961,573 at December 31, 1999, which represents an increase of

20.02%. The increase in total deposits is primarily attributable to the new branch office, deposits obtained in relationships as the result of new loans and the Bank's favorable reputation within its market areas.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $154,533,289 represented 96.8% of total deposits at September 30, 2000. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At September 30, 2000, the balance of borrowed funds on this line was $350,000 compared to the same at December 31, 1999.


RESULTS OF OPERATIONS

The Company reported net income for the NINE MONTHS ended September 30, 2000 of $1,673,112 compared to $956,028 for the same period in 1999. Per share earnings on a diluted basis for September 30, 2000 and September 30, 1999 were $1.28 and $0.76, respectively. Basic per share earnings for September 30, 2000 and September 30, 1999 were $1.37 and $0.86, respectively.

Net income for the THREE MONTHS ended September 30, 2000 was $633,538, compared to $435,095 for the same period in 1999.

Increased year-to-date earnings are the result of numerous factors. Branch expansion into Santa Maria and Atascadero during the first quarter of 1999 continues to penetrate these relatively new market areas for the Bank. In addition, a full service branch office was opened in January 2000 in the city of Arroyo Grande. Deposits gathered from these new branch offices and growth in existing offices have supplied the necessary liquidity to fund the Banks loan growth. A continued favorable net interest margin along with controlled non-interest expense has fueled increased net income.

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

Net interest income for the NINE MONTHS ended September 30, 2000 was $7,116,398 as compared to $5,264,121 for the same period in 1999. This represents an improvement of $1,852,277 or 35.19%. As a percentage of average earning assets, the net interest margin for the first nine months of 2000 increased to 6.72% from 6.31% from the same period one year earlier. The increase in the net interest margin is due to a combination of higher rates on earning assets as the result of increases to prime during 2000 and a $30,294,000 increase in average interest earning assets and an increase of only $22,179,000 in interest bearing liabilities. This improvement was the result of the banks marketing efforts to attract non-interest bearing demand deposit accounts. The average balance of demand deposits at September 30, 2000 was $45,334,000 compared to $36,413,000 at September 30, 1999.

Net interest income for the THREE MONTHS ended September 30, 2000 was $2,565,065 compared to $1, 902,143 for the same period in 1999. This represents an increase of $662,922 or 34.85%. Interest expense for this three month period was $1,076,854 at September 30, 2000 compared to $648,003 at September 30, 1999.

Average interest earning assets were $141,194,000 at September 30, 2000 compared to $110,900,000 at September 30, 1999. Average interest-bearing liabilities increased to $105,295,000 at September 30, 2000 from $83,116,000 at September 30, 1999. Average interest rates on interest-bearing liabilities increased from 3.00% for the first nine months of 1999 to 3.77% for the first nine months of 2000.

               AVERAGE BALANCE SHEET INFORMATION FOR SEPTEMBER 30,

(DOLLARS IN THOUSANDS)

                                                   --------------------------------------     -------------------------------------
                                                                    1999                                     2000
                                                    AVERAGE    AVERAGE YIELD     AMOUNT       AVERAGE    AVERAGE YIELD      AMOUNT
                                                    BALANCE      RATE PAID      INTEREST      BALANCE      RATE PAID       INTEREST
                                                   --------------------------------------     -------------------------------------
Interest Earning Assets:
              Time deposits with other banks           $629        4.46%           $21           $170         6.29%            $8
              Investment securities taxable          16,657        5.87%           731         11,438         6.29%           538
              Investment securities non-taxable       6,544        4.74%           232          6,142         5.07%           233
              Federal funds sold                      4,952        4.97%           184          3,206         6.26%           150
              Loans (1) (2)                          82,118        9.70%         5,958        120,238        10.19%         9,160
                                                   --------                      -----       --------                      ------

              Total interest earning assets         110,900        8.59%         7,126        141,194         9.55%        10,089
                                                   --------                      -----       --------                      ------

Allowance for possible loan losses                   (1,128)                                   (1,293)
Non-earning assets:
              Cash and due from banks                14,560                                    16,306
              Property, premises and equipment        2,767                                     3,325
              Other assets                            3,723                                     4,120
                                                   --------                                  --------

TOTAL ASSETS                                       $130,822                                  $163,652
                                                   ========                                  ========

Interest-bearing liabilities:
              Savings/NOW/money market               54,416        2.09%           849         56,596         2.28%           965
              Time deposits                          27,679        4.63%           958         44,273         5.39%         1,784
              Other borrowings                        1,021        7.20%            55          4,426         6.74%           223
                                                   --------                         --       --------                      ------

              Total interest-bearing liabilities     83,116        3.00%         1,862        105,295         3.77%         2,972
                                                   --------                      -----       --------                      ------

Non-interest bearing liabilities:
              Demand deposits                        36,413                                    45,334
              Other liabilities                       1,296                                     1,492
                                                   --------                                  --------

              Total liabilities                     120,825                                   152,121
                                                   --------                                  --------

Stockholders' equity
              Common stock                            4,512                                     6,235
              Retained earnings                       5,744                                     5,933
              Valuation Allowance Investments          (259)                                     (637)
                                                   --------                                   -------

              Total stockholders' equity              9,997                                    11,531
                                                   --------                                  --------

TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                               $130,822                                  $163,652
                                                   ========                                  ========

Net Interest Income                                                             $5,264                                     $7,117
                                                                                ------                                     ======
Net Interest Margin (3)                                            6.31%                                         6.72%

     (1) NONACCRUAL LOANS HAVE BEEN INCLUDED IN TOTAL LOANS.
     (2) LOAN FEES OF $349,500 AND $432,073 FOR 1999 AND 2000, RESPECTIVELY, HAVE BEEN INCLUDED IN THE INTEREST INCOME COMPUTATION.
     (3) NET INTEREST INCOME HAS BEEN CALCULATED BY DIVIDING THE NET INTEREST INCOME BY TOTAL EARNING ASSETS.

The preceding table sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 1999 and 2000.

NON-INTEREST INCOME

Non-interest income consists of bankcard merchant fees, automatic teller machine transactions, and other fees, service charges, and gains on other real estate owned. Non-interest income for the NINE MONTHS ended September 30, 2000 was $4,244,418 compared to $4,283,548 for the same period in 1999. That represents a decrease of $39,130 or 0.91%. Service charge income increased from $552,682 during the first nine months of 1999 to $795,807 for the NINE MONTHS ended September 30, 2000. This increase in service charges is a result of the Bank's additional full service branch offices and subsequent growth in deposit accounts. ATM transaction fees and interchange income were $2,726,207 during the NINE MONTHS ended September 30, 2000 compared to $2,288,089 during the same period for 1999. The Bank receives income for each transaction. While there has been a 19.15% increase in this type of gross revenue, there has been an increase in associated gross expense of 27.02% relating to these transactions. Competition related to the installation of ATM machines has been increasing and while overall this continues to be a viable form of net revenue, profit margins related to the business have narrowed. Approximately 20% of the ATMs are located at gaming sites on Native American lands. In order for non-financial institutions to utilize the various regional, national and international networks, they need a financial institution to sponsor them on these networks. The Bank has entered an agreement with a few non-financial institutions to sponsor them on these networks. The Bank receives a nominal sponsorship fee for each transaction run through the networks. The sponsorship revenue for the nine months ended September 30, 2000 was $14,961 compared to $66,910 for the same period during 1999.

For the NINE MONTHS ended September 30, 2000, income from bankcard merchant fees decreased to $86,818 compared to $587,963 for the same period during 1999. However, on September 1, 1999, the Bank divested itself of the liability in the Merchant Bankcard Program and receives a monthly check for a percentage of the NET sales volume of the portfolio. During the first nine months of 1999, gross revenue of $587,963 was offset by gross expense of $549,742 for a net gain of $38,221.

Non-interest income for the THREE MONTHS ended September 30,

2000 was $1,480,599 compared to $1,642,641 for the same period in 1999. That represents a decrease of $162,042 or 9.86%. Service charge income was $295,422 for the THREE MONTHS ended September 30,2000 and $198,090 for the same period in 1999. ATM transaction fees and interchange income were $917,548 during the THREE MONTHS ended September 30, 2000 compared to $743,465 during the same period for 1999. The sponsorship revenue for the THREE MONTHS ended September 30, 2000 was $2,802 compared to $22,797 for the same period during 1999. Income from bankcard merchant fees was $31,978 for the three months ended September 30, 2000 compared to $229,822 for the same period during 1999. The accounting for income regarding bankard merchant fees changed as of September 1, 1999 as referred to in the above paragraph.

OTHER EXPENSE

The Bank opened a de novo branch in Arroyo Grande on January 13, 2000. Other expenses have grown as a result of the additional branch and overall growth of the Bank. Non-interest expense was $8,587,223 and $7,968,654 for the NINE MONTHS ended September 30, 2000 and the same period in 1999, respectively. Salaries and employee benefits expense were $3,134,555 and $2,638,208 for the NINE MONTHS ended September 30, 2000 and 1999, respectively. This represents an increase of $496,347 or 18.8%. Full time equivalent employees were 89 at September 30, 2000 compared to 86 at September 30, 1999. Full time equivalent employees increased by 3.5% while salary and related expense increased by 18.8% The difference in expense is partially attributable to the "Pay for Performance" program implemented by the Bank in 1999 and enhanced in 2000. This program provides for a meaningful sales culture that includes customer referrals, sales, community event attendance and teamwork building exercises. Occupancy and equipment costs grew to $1,262,062 for the NINE MONTHS ended September 30, 2000 from $1,121,958 for the same period of 1999. Expense associated with the ATM network was $1,908,809 and $1,501,790 for the NINE MONTHS ended September 30, 2000 and 1999, respectively. Expense associated with the Merchant Bancard program was $549,742 for the NINE MONTHS ended September 30, 1999 and $0.0 for the same period in 2000 due to the change in accounting effective September 1, 1999. Expense associated with all other non-interest expense categories was $2,281,797 and $2,155,956 for the NINE MONTHS ended September 30, 2000 and 1999, respectively. The increase in other expense reflects increases associated with the growth as a result of the new branch and the overall growth of the Bank.

Non-interest expense was $2,923,978 and $2,831,100 for the THREE MONTHS ended September 30, 2000 and the same period in 1999, respectively. Salaries and employee benefits expense were $1,091,684 and $883,232 for the THREE MONTHS ended September 30, 2000 and 1999, respectively. Occupancy and equipment costs grew to $399,754 for the THREE MONTHS ended September 30, 2000 from $374,704 for the same period of 1999. Expense associated with the ATM network was $632,051 and $537,639 for the THREE MONTHS ended September 30, 2000 and 1999, respectively. Expense associated with the Merchant Bancard program was $171,363 for the THREE MONTHS ended September 30, 1999 and $0.0 for the same period in 2000. Expense associated with all other non-interest expense categories was $800,489 and $864,795 for the THREE MONTHS ended September 30, 2000 and 1999, respectively.

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

The Bank's branch locations have been strategically placed to ensure a presence to take advantage of the still healthy economy. In addition to the two new full service branches opened in Santa Maria and Atascadero during the first quarter of 1999, the Bank opened a full service branch Arroyo Grande in January 2000.

CAPITAL

The Company's total stockholders equity was $12,536,556 at September 30, 2000 compared to $10,542,162 as of December 31, 1999. The increase in capital was from net income of $1,673,112, $85,766 from stock options exercised, ($3,923) for fractional shares from a 5% stock dividend during the first quarter and $239,439 net change in other comprehensive income related to unrealized security holding loss, net of tax.

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

Summarized below are the bank and company's capital ratios at September 30, 2000:

                                  ADEQUATELY
                                  CAPITALIZED       HERITAGE       HERITAGE
                                  REGULATORY        OAKS BANK     OAKS BANCORP
                                   STANDARD
Leverage Ratio                       4.00%            7.11%            7.57%

Tier One Risk Based Capital Ratio    4.00%            8.59%            9.15%

Total Risk Based Capital Ratio       8.00%            9.59%           10.14%

It is the intent of Management to maintain adequate capital ratios and achieve "well" capitalized standards for Heritage Oaks Bank by the first quarter of 2001.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,000,000 and additionally can borrow money through repurchase agreements with two brokerage firms. The Bank utilized the correspondent credit arrangements from time to time throughout 2000 for an average of $382,938 in Fed Funds Purchased.

As of July 1999, the Bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans were pledged as collateral during the first quarter of 2000. The average funds borrowed through these facilities during the first nine months of 2000 was $3,273,650. These borrowings have allowed the bank to meet continued strong loan demand that has outpaced deposit growth. The Bank is able to borrow at a rate that does not significantly impact the net interest margin. As of September 30, 2000, the bank has no funds borrowed through these lines.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At September 30, 2000, the ratio of liquid assets to deposits and other liabilities was 13.56%. The ratio of gross loans to deposits, another key liquidity ratio, was 81.0% at September 30, 2000.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. The effect on inflation during the period ended September 30, 2000 has not been significant to the Bank's financial position or result of operations.

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


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any legal proceeding against it that will have a material effect on the Company's financial statements.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

HERITAGE OAKS BANCORP

DATE: NOVEMBER 2, 2000



                                    S/ LAWRENCE P. WARD
                                    --------------------------------------------
                                    LAWRENCE P. WARD
                                    PRESIDENT
                                    CHIEF EXECUTIVE OFFICER




                                    S/ MARGARET A. TORRES
                                    --------------------------------------------
                                    MARGARET A. TORRES
                                    CHIEF FINANCIAL OFFICER
                                    EXECUTIVE VICE PRESIDENT