Form 10KSB40
period 2000-12-31
HERITAGE OAKS BANCORP
filed 2001-03-26
CIK 921547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Year ended DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

                         Commission file number 0-25020
                                                -------

                              HERITAGE OAKS BANCORP
                            -------------------------
             (Exact name of registrant as specified in its charter)

   STATE OF CALIFORNIA                                    77-0388249
------------------------                                  ----------
(State or other jurisdiction of                 (I.R.S. Identification  No.)
employee incorporation or organization)

545 12TH STREET, PASO ROBLES, CALIFORNIA 93446               (805) 239-5200
-----------------------------------------------              --------------
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

Registrant's revenue for 2000 was $19,652,351. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2001 was $15,252,680. As of March 1, 2001, the Registrant had 1,233,199 shares of Common Stock outstanding.

The following documents are incorporated by reference in Part III, Items 9 through 12 of Registrant's definitive proxy statement for the 2000 annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one) Yes [ ]    No[X]

                                TABLE OF CONTENTS

                                                                         PAGE

PART I

Item 1.  Description of Business                                         3 - 14

Item 2.  Description of Properties                                       14 - 15

Item 3.  Legal Proceedings                                               15

Item 4.  Submission of Matters to a Vote of Security Holders             15


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters                                            15 - 17

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   17 - 29

Item 7.  Financial Statements                                            29 - 58

Item 8.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosure                             59


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons   59

Item 10.  Executive Compensation                                         59

Item 11.  Security Ownership of Certain Beneficial Owners and Management 59

Item 12.  Certain Relationships and Related Transactions                 59

Item 13.  Exhibits and Reports on Form 8-K                               59 - 63


                                     PART I


CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB ("ANNUAL REPORT"), INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
GENERAL ECONOMIC AND BUSINESS CONDITIONS IN THOSE AREAS IN WHICH THE COMPANY OPERATES, DEMOGRAPHIC CHANGES, COMPETITION, FLUCTUATIONS IN INTEREST RATES, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, CHANGES IN GOVERNMENTAL REGULATION, CREDIT QUALITY, THE AVAILABILITY OF CAPITAL TO FUND THE EXPANSION OF THE COMPANY'S BUSINESS, AND OTHER FACTORS REFERENCED IN THIS REPORT, INCLUDING IN "ITEM 1. DESCRIPTION OF BUSINESS-FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS". THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

BANKING SERVICES

The Bank was licensed by the California Department of Financial Institutions ("DFI") and commenced operation in January 1983. As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to certain other federal laws and regulations. The deposits of the Bank are insured by the FDIC up to the applicable limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 2000, the Company had approximately $184.1 million in assets, $133.7 million in net loans, $167.7 million in deposits, and $13.5 million in stockholders' equity.

The Bank is headquartered in Paso Robles with a branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, one branch located in Santa Maria and one branch located in Atascadero. The Bank conducts a commercial banking business in San Luis Obispo County and Northern Santa Barbara County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. It also offers installment note collection, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank's operating policy since its inception has emphasized small business, commercial and retail banking. Most of the Bank's customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2000, these four categories accounted for approximately 31.68%, 2.40%, 13.73% and 52.07%, respectively, of the Bank's loan portfolio. As of December 31, 2000, $89,150,012 or 65.80% of the Bank's $135,488,020 in gross loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development. Commercial and agricultural loans grew $4.5 million (approximately 12%) between year-end 1999 and year-end 2000. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Most of the Bank's deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank's deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2000, the Bank had approximately 12,938 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $101.3 million for an average balance per account of approximately $7,830; 5,542 savings accounts with balances totaling $14.1 million for an average balance per account of approximately $2,545; and 1,975 time certificate of deposit accounts with balances totaling $52.1 million, for an average balance per account of approximately $26,380.

The principal sources of the Bank's revenues are (i) interest and fees on loans,
(ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) ATM transaction fees, sponsorship fees and interchange income, (v) mortgage origination fees and (vi) miscellaneous income. For the year ended December 31, 2000, these sources comprised 64.6%, 6.5%, 5.5%, 18.4%, 1.6% and 3.4%, respectively, of the Bank's total operating income.

The Bank has approximately 65 cash dispensing machines for the purpose of dispensing cash, 15 of which are on Native American lands where bingo games and other gaming operations are conducted, with the remaining 50 at other commercial locations, and at the Bank's 8 offices. The Bank receives a transaction fee for each completed transaction on the cash dispensing machines at all off premise locations. In regard to the off premise commercial locations, in November 2000, the Bank entered into a sales agreement to divest itself of 46 sites. The sale is expected to be finalized during the first quarter of 2001. Please see "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has also caused to be incorporated a proposed subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary.

The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services. There has been no significant change in the types of services offered by the Bank since its inception. The Bank has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets. Most of the Bank's business originates from San Luis Obispo and Northern Santa Barbara Counties and there is no emphasis on foreign sources and application of funds. The Bank's business, based upon performance to date, does not appear to be seasonal. Management of the Bank is unaware of any material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

EMPLOYEES

As of February 1, 2001, the Bank had a total of 93 full-time equivalent employees. The management of the Bank believes that its employee relations are satisfactory. The Company has only one salaried employee (the internal auditor). The Company's officers all hold similar positions at the Bank and receive compensation from the Bank.

LOCAL ECONOMIC CLIMATE

The economy in the Company's service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population in the two county areas comprising the Company's service area, according to the U.S. Bureau of the Census, was estimated at July 1999 to be approximately 644,000. San Luis Obispo County represents about 37% of this total with Santa Barbara County accounting for the remaining approximately 63%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company's service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company's service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.


COMPETITION

The banking and financial services business in California generally, and in the Company's service area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Company's business is concentrated in its service area, which encompasses San Luis Obispo County and Northern Santa Barbara County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2000, the Bank's legal lending limits to a single borrower and such borrower's related parties were $2,216,329 on an unsecured basis and $3,693,882 on a fully secured basis, based on regulatory capital plus reserves of $14,775,527.


Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

In recent years competition for cash dispensing machines on Native American lands in connection with gaming operations has greatly increased. Further competition for ATM machines at retail sites has also increased creating reduced profit margins. This trend has led the Bank to be less dependent upon ATM generated revenues over the past several years and is part of the reason for the Bank's decision to sell a portion of its sites. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

EFFECT OF GOVERNMENT POLICIES AND RECENT LEGISLATION

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

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Company of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See "1 Description of Business-Financial Services Modernization Legislation".

GENERAL

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.


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

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and filed reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (SEC).


THE BANK

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the California Department of Financial Institutions (the "DFI") and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition. Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the Federal Deposit Insurance Corporation or the Department of Financial Institutions should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter.

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

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The following table presents the amounts of the capital ratios for the Company and the requirements for a well-capitalized company compared to its minimum regulatory capital requirements as of December 31, 2000:

                                                     Regulatory Requirements
                                                    --------------------------
                                        Company        Well-        Minimum
                                        Actual      Capitalize    Requirement
                                        --------    ----------    ------------
      LEVERAGE RATIO                     7.56%          5.00%         4.0%
      TIER 1 RISK-BASED RATIO            9.35%          6.00%         4.0%
      TOTAL RISK-BASED RATIO            10.26%         10.00%         8.0%


Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 2000.


On January 1, 1998, legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 4% of the banks total assets or (ii) $1,000,000.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

SAFETY AND SOUNDNESS STANDARDS

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; asset growth; earnings; and compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

     o    conduct periodic asset-quality reviews to identify problem assets;

     o estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

     o    compare problem asset totals to capital;

     o    take appropriate corrective action to resolve problem assets;

     o consider the size and potential risks of material asset concentrations; and

     o provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.


PREMIUMS FOR DEPOSIT INSURANCE

Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.


FINANCIAL SERVICES MODERNIZATION LEGISLATION

GENERAL

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

The law also:

     o broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

     o provides an enhanced framework for protecting the privacy of consumer information;

     o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     o modifies the laws governing the implementation of the Community Reinvestment Act; and

     o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Company and the Bank.

FINANCIAL HOLDING COMPANIES

Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. The Company has not yet elected to become a financial holding company.

"Financial in nature" activities include: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company must meet three requirements before becoming a financial holding company: all of the bank holding company's depository institution subsidiaries must be (1) well capitalized, (2) well managed, and (3) in compliance with the Community Reinvestment Act (except in limited circumstances). In addition, the bank holding company must file with the Federal Reserve Board a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the foregoing criteria.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of the company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. In December, 2000 the Federal Reserve Board approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity:

     o lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

     o providing any device or other instrumentality for transferring money or other financial assets; or

     o arranging, effecting or facilitating financial transactions for the account of third parties.

The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve Board find that a particular activity falls within one of these three categories. For example, the Federal Reserve Board has recently issued a proposed rule that would grant financial holding companies the right to act as real estate brokers and managers.

A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

PRIVACY

Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

     o initial notices to customers about their privacy policies, describing the conditions under which they may

     o disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     o    annual notices of their privacy policies to current customers; and

     o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.


CONSUMER PROTECTION RULES--SALE OF INSURANCE

In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001 and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

     o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

     o is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

     o    has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION

In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

     o    identify and assess the risks that may threaten customer information;

     o develop a written plan containing policies and procedures to manage and control these risks;

     o    implement and test the plan; and

     o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

COMMUNITY REINVESTMENT ACT

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT, THE FOLLOWING RISKS MAY AFFECT THE COMPANY AND/OR THE BANK. IF ANY OF THESE RISKS OCCUR, THE COMPANY'S OR BANK'S BUSINESS, FINANCIAL CONDITION OR OPERATION RESULTS COULD BE ADVERSELY AFFECTED.

DEPENDENCE ON REAL ESTATE

A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2000, real estate served as the principal source of collateral with respect to approximately 65.80% percent of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

INTEREST RATE CHANGES

The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Our analysis indicates that the decreases in the target federal funds rate announced by the Federal Reserve Board in January will likely result in a drop of 30 to 40 basis points in the Bank's interest rate spread. If interest rates continue to decline, competitive pressure and other factors may prevent us from making proportionate decreases in the interest rates we pay on deposits, especially MMDA and NOW accounts, resulting in a larger decrease in our interest rate spread. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

COMPETITION

Competition may adversely affect our performance. The financial services business in our market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of the services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending on the nature or level of competition.

REGULATION

We are subject to government regulation that could limit or restrict our activities, adversely affecting our operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit our shareholders. The regulations impose significant limitations on our operations, and may be changed at any time to impose significant new limitations, possibly causing our results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve system, significantly affects credit conditions for us.

BORROWERS' FAILURE TO PERFORM

A significant number of our borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for us. We have adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and will should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect our results of operations.

CALIFORNIA ENERGY CRISIS

The recent California energy crisis has resulted in higher energy costs to consumers, who have also seen disruptions in service and face uncertainty about the future availability and cost of power. Various legislative, regulatory and legal remedies to the California crisis are being pursued, but their outcome is uncertain and far reaching and the solution is not likely to be immediate. Continued deterioration of the California energy resources could have a material adverse affect on the Company's customers, which may result in adverse affects in the Company's business, financial condition and results of operations.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Bank and the Company occupy a permanent headquarters facility that is located at 545 Twelfth Street, Paso Robles, Ca. The purchase price for the headquarter office, was approximately $1,000,000 for the building and land. This building has approximately 9,000 square feet of space and off-street parking. The Bank has remodeled this building at an approximate cost of $300,000.

The Bank has a non-banking office, located at 600 Twelfth Street, Paso Robles (directly across from its present headquarters) that was purchased by the Bank on December 23, 1986, for approximately $400,000 from an unaffiliated party.

In June of 1994, the Bank opened a branch at 171 Niblick Rd., Paso Robles, Ca. The Bank leases this 1,400 square foot branch for $2,135 per month. On February 24, 2000, the Bank renewed the lease for an additional five-year term.

On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo. The branch was previously located in premises that were acquired from La Cumbre Savings, which lease expired in 1997. The new branch lease is for 6,200 square feet of which the Bank subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and the Bank pays 42%. The rent under the lease for the entire space is $7,750/month for until June 26, 2002. The rent is then repriced in year six of the lease to 95% of the prevailing fair market value and increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, Ca in April 1996. The Bank is leasing a building containing approximately 5,618 square feet for $5,555 per month for the next four years. The lease payment will increase by approximately $500 per month during the next 4 years. The original lease expired on February 28, 2001.The Bank has executed its option to extend for a period of five years.

On February 21, 1997, the Bank acquired the Cambria branch of Wells Fargo Bank located at 1276 Tamson Drive, Cambria. The Bank leases this 2,916 square foot branch for $2,208 per month, subject to adjustments for cost of living increases and certain pass-throughs. The lease will expire in 2004 at which time the Bank has an option to renew the lease for two additional five-year terms.

On August 26, 1998, the Company purchased property located at 9900 El Camino Real, Atascadero. The purchase price was $271,160. The Company constructed a building with a total of 3,500 square feet of floor space. The total cost of improvements was $440,765 plus furniture and fixtures. On April 1, 1999, the Company entered into a five-year lease agreement, with three five year options to renew, with the Bank at the rate of $4,725 per month or $1.35 per square foot. Comparatives were obtained to ensure that the lease amount was at fair market value.

On November 1, 1998, the bank entered into a 10 year lease with an unaffiliated party to lease property known as 1660 South Broadway, Santa Maria, Ca. The lease calls for monthly payments based on a triple net price of $1.15 per square foot or $5,395 per month. The rent will adjust each November by the Consumer Price Index or a maximum of 6%. The lease will expire on October 31, 2008, with the banking having three five-year options to renew. As of the date of this report, the rent is $5,920.

On October 14, 1999 the bank entered into a 18 month Sublease with an unaffiliated party to lease property located at 1360 Grand Avenue, Arroyo Grande, Ca. The lease calls for monthly payment based on a triple net price of $1.00 per square foot or $3,375 per month. The Bank and landlord have come to an agreement to enter into a five-year lease commencing on July 2, 2001. The agreement calls for $1.25 per square foot on a triple net basis. The lease will contain three five-year extension options. As indicated, these terms have been agreed to with the actual lease document not yet in draft form.

The Company believes its present facilities are adequate for its present needs.


ITEM 3.  LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending material legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited over-the-counter market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange or market. However, Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacific Crest Securities and Sutro & Co. make a market in the Company's Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board under the symbol "HEOP."

The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacific Crest Securities and Sutro & Co. These prices do not include retail mark-ups, mark-downs or commission.


Quarter Ended                                        Bid Prices

1999                                        Low               High
----                                        ---               ----
March 31                                   $16.25            $16.25
June 30                                     16.25             17.00
September 30                                16.00             16.75
December 31                                 15.75             16.75


2000                                        Low               High
----                                        ---               ----
March 31                                  $14.63             $15.00
June 30                                    13.35              14.00
September 30                               17.25              17.75
December 31                                17.25              17.75



Holders

As of March 1, 2001, there were approximately 579 holders of the Company's Common Stock. There are no other classes of equity outstanding.

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

Under these provisions, the amount available for distribution from the Bank to the Company was approximately $3,650,912 at December 31, 2000.

On January 28, 1999, the Board of Directors declared a 4% stock dividend for shareholders of record as of February 15, 1999. The stock dividend was distributed on February 26, 1999. Cash paid in lieu of fractional shares at the rate of $15.70 per share and amounted to $3,025.

On March 21, 2000, the Board of Directors declared a 5% stock dividend for shareholders of record as of April 3, 2000. The stock dividend was distributed on April 17, 2000. Cash paid in lieu of fractional shares at the rate of $15.00 per share and amounted to $3,923.

On March 2, 2001, the Board of Directors declared a 5% stock dividend for shareholders of record as of March 16, 2001. The stock dividend will be distributed on March 30, 2001.

Whether dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 2000. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

On November 15, 1994, the Company was organized as a holding company for the Bank. The Bank is the only active subsidiary owned by the Company.

EARNINGS OVERVIEW

The Company reported net income for 2000 of $2,244,020. This was a 56.8% increase from the $1,430,928 reported in 1999. Net income reported for 1999 represented an increase of $84,333 or 6.3% more than 1998 net income of $1,346,595. Basic earnings per share were $1.85, $1.21 and $1.18 at December 31, 2000, 1999 and 1998, respectively. Diluted earnings per share were $1.73, $1.10 and $1.08 at December 31, 2000, 1999 and 1998, respectively.

The Company made a strategic decision commencing in 1999 to expand its full service branch office coverage of its primary market area, realizing that during the first year, net earnings would be impacted by the growth of infrastructure. Two offices were opened during the first quarter of 1999. The expected result was that net earnings in 1999 grew by only 6.3% from 1998, however, the ground work had been set to allow for significant growth without additional overhead. Another full service branch office was opened in January 2000. This strategic "investment in the future" paid off in the year 2000 as the Company was able to increase its average earning assets by 27.5%.

The significant increase in net earnings for the year 2000 compared to 1999 is the result of growth in average earning assets of $31.3 million. This, coupled with an average net interest margin of 6.78% in 2000 compared to 6.42% in 1999, contributed to the Company's healthy net earnings increase.

                           RETURN ON EQUITY AND ASSETS



                                                DECEMBER 31,
                                           -----------------------
                                             1999         2000
                                           -------        -------
Return on Average Assets                     1.07%         1.34%

Return on Average Equity                    14.87%        20.03%

Average Equity to
Average Assets Ratio                         7.78%         7.11%


Return on Average Interest
Bearing Assets                               6.42%         6.78%

Average Loans to Average Deposits           71.20%        82.18%


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

Net interest income before provision for possible loan losses for 2000 was $9,838,303, an increase of $2,525,745 or 34.5% more than the $7,312,558 in 1999.
The increase in net interest income for 2000 compared to 1999 was attributable to a $31,317,000 increase in average earning assets and only a $22,038,000 increase in interest bearing liabilities. In addition to this, prime rate increased 100 basis points during the first two quarters of 2000 having a positive impact to the earning assets tied to prime. This was evident in that average earning assets posted a 9.62% yield for 2000 compared to 8.71% for 1999. The average rate paid on interest bearing liabilities in 2000 was 3.85% compared to 3.05% in 1999. Average non-interest bearing demand deposits increased by $9,208,000 over 1999. Other low cost deposits such as savings, now and money market accounts grew an average of $3,360,000 with a weighted average rate of 2.37%. The higher cost time deposits increased an average of $16,502,000. These changes reflect the difficulty faced by nearly all financial institutions to attract new and retain existing core deposits sufficient to fund loan demand.

Total income on the loan portfolio increased from $8,424,833 in 1999 to $12,699,866 in 2000. Approximately 89.3% of this increase was due to an increase in average loans of $37,200,000. The remainder was due to an increase in the prime rate of 100 basis points throughout the first two quarters of 2000.

The average yield on earning assets was 9.62% for 2000 and 8.71% for 1999. The average yield on interest bearing liabilities was 3.85% for 2000, compared to 3.05% for 1999. The net interest margin was 6.78% in 2000 compared to 6.42% in 1999.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2000 and 1999. The average balance of non-accruing loans has been included in loan totals.


                                                               2000                                      1999
                                             ------------------------------------         -----------------------------------
                                             AVERAGE      AVG YIELD       AMOUNT           AVERAGE     AVG YIELD      AMOUNT
                                             BALANCE      RATE PAID      INTEREST          BALANCE     RATE PAID     INTEREST
                                             ---------    ---------      --------         ----------   ----------    --------

(DOLLARS IN THOUSANDS)
Interest Earning Assets:

  Time deposits with other banks              $    257        7.39%      $   19         $    409        5.38%       $   22
  Investment securities taxable                 11,117        6.26%         696           15,977        5.86%          937
  Investment securities non-taxable              6,087        5.03%         306            6,505        4.77%          310
  Federal funds sold                             3,921        6.32%         248            4,390        5.01%          220
  Loans(1)(2)                                  123,794       10.26%      12,700           86,578        9.73%        8,425
                                               -------                   ------           ------                     -----

  Total interest earning assets                145,176        9.62%      13,969          113,859        8.71%        9,914
                                               -------                   ------          -------                     -----

Allowance for possible loan losses              (1,344)                                   (1,150)
Non-earning assets:
  Cash and due from banks                       16,376                                    14,984
  Property, premises and equipment               3,274                                     3,045
  Other assets                                   4,179                                     3,558
                                              --------                                  --------

TOTAL ASSETS                                  $167,661                                  $134,296
                                              ========                                  ========

Interest-bearing liabilities:
  Savings/NOW/Money Market                      58,077        2.37%       1,376           54,717        2.08%        1,137
  Time deposits                                 45,872        5.50%       2,523           29,370        4.69%        1,377
  Other borrowings                               3,443        6.74%         232            1,267        6.87%           87
                                               -------                   ------          -------                     -----

  Total interest-bearing liabilities           107,392        3.85%       4,131           85,354        3.05%        2,601
                                               -------                   ------          -------                     -----

Non-interest bearing liabilities:
  Demand deposits                               46,680                                    37,472
  Other liabilities                              1,664                                     1,343
                                              --------                                  --------

  Total liabilities                            155,736                                   124,169
                                              --------                                  --------

Stockholders' equity
  Common stock                                   5,996                                     5,148
  Retained earnings                              6,457                                     5,299
  Valuation Allowance Investments                 (528)                                     (320)
                                              --------                                  --------

  Total stockholders' equity                    11,925                                    10,127
                                              --------                                  --------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                      $167,661                                  $134,296
                                              ========                                  ========

Net Interest Income                                                      $9,838                                     $7,313
                                                                         ======                                     ======
Net Interest Margin(3)                                        6.78%                                     6.42%



(1)  Nonaccrual loans have been included in total loans.

(2) Loan fees of $587 and $483 for 2000 and 1999, respectively, have been included in the interest income computation.

(3) Net interest income has been calculated by dividing the net interest income by total earning assets. Note: All average balances have been computed using daily balances.

                                                         RATE/VOLUME ANALYSIS


                                                     2000                             1999
                                          -----------------------------    -----------------------------
                                          Average    Average               Average    Average
                                          Bal/Vol     Rate       Total     Bal/Vol     Rate       Total
                                          -------    -------    -------    -------    -------    -------
Increase (decrease) in:

Interest income:
  Loans(1)                                $ 3,620    $   655    $ 4,275    $ 2,180     $ (215)   $ 1,965
  Investment securities taxable              (286)        45       (241)       (93)       (28)      (121)
  Investment securities non-taxable(2):       (30)        24         (6)        90         (3)        87
  Taxable equivalent adjustment (2):           10         (8)         2        (31)         1        (30)
  Interest-bearing deposits                    (8)         5         (3)        (1)        (1)        (2)
  Federal funds sold                          (23)        51         28         34        (10)        24
                                          -------    -------    -------    -------    -------    -------
       Total                                3,283        772      4,055      2,179       (256)     1,923

Interest expense:
  Savings, NOW, money market                   70        169        239        146       (151)        (5)
  Time deposits                               774        372      1,146        178       (139)        39
  Other borrowings                            150         (5)       145          9         14         23
                                          -------    -------    -------    -------    -------    -------
       Total                                  994        536      1,530        333       (276)        57
                                          -------    -------    -------    -------    -------    -------

Increase (decrease) in net
  Interest income                         $ 2,289    $   236    $ 2,525    $ 1,846    $    20    $ 1,866
                                          =======    =======    =======    =======    =======    =======

(1) Loan fees of $587 and $483 for 2000 and 1999, respectively, have been included in the interest income computation.

(2)  Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Any change attributable to changes in both volume and rate which cannot be segregated has been allocated.


NON-INTEREST INCOME

Non-interest income consists of service charges on deposit accounts, bankcard merchant fees, automatic teller machines ("ATM") transactions, other fees, and gains on sold SBA loans. Non-interest income for 2000 was $5,683,427 compared to $5,444,241 for 1999. This represents an increase of $239,186 or 4.4%.

Service charges on deposit accounts increased to $1,082,757 in 2000 from $757,448 in 1999. During the first quarter of 1999, the Bank opened two full service branch offices and in January 2000 another full service branch office was opened. Service charge income for 2000 reflects a full year of revenue from that growth.

Bankcard merchant fees were $110,483 in 2000 compared to $623,930 in 1999. Up until September 1999, the Bank accounted for merchant bankcard transactions by posting the gross revenue to income that was offset by expenses contained within the "Other Expense" category. In September 1999, the Bank entered into an agreement to sell the merchant agreements to the existing processor, whereby the Bank would no longer incur liability for transactions and would receive net income monthly based on net sales volumes. For 2000, net income from this line of business was $110,483 while in 1999 the Bank posted net income of $50,606.

ATM transaction fees, ATM interchange income, and ATM sponsorship fees was $3,609,502 and $3,133,847 for the year 2000 and 1999, respectively. These fees increased by $475,655 or 15.2% from 1999, however, expenses associated with this line (detailed in the Non-Interest Expense section of this document) of business increased by a similar amount. The Bank operates two networks referred to as the Gaming Network and the Retail Network.

The Gaming Network consists of ATM placements located in authorized California gaming sites and accounts for approximately 60% of the gross revenue for ATMs in 2000. For the past several years, the number of Gaming contracts has decreased as the result of highly aggressive competition, however, some remaining sites have actually increased the number of machines. In order to retain certain sites, agreements have been renegotiated that narrow the profit margin for the Bank. During the third and fourth quarter of 2000, the Banks agreement with two site were not renewed and the five machines were de-installed. The revenue associated with these sites represents approximately 9.6% of total ATM gross revenue for 2000. Another site with three machines is set for de-installations in April 2001. In 2000, that site produced approximately 27% of total ATM revenue. The remaining five agreements, with twelve ATMs installed, have termination dates from March 2001 to November 2005. The Bank expects revenue from this line of business to decrease for the coming years with the number of site contracts abating, however, off-setting expense for the business will also decrease. It is anticipated as having a minimal impact to the Bank's overall net earnings.

The Retail Network consists of ATM placements in locations, such as malls and individual business sites throughout the United States. The Bank operates 46 ATMs at these locations that account for approximately 40% of the gross revenue for ATMs in 2000. Cash in the machines and multiple third party vendor costs required to maintain this network have created very narrow profit margins. During the first half of 2000, the Bank terminated agreements with several sites that were individually unprofitable. Pre-tax profit in the Retail Network decreased by nearly 46% in 2000 to $231,670. This equates to a 5.2% return on the approximate $4.4 million in average cash used to operate the system in 2000. Because of the very narrow profit margins and the internal resources required to run this network, the Bank decided to sell this particular piece of business to a company who would have the economies of scale to realize a greater profit margin.

In November 2000, the Bank entered into an agreement to sell these 46 location agreements, inclusive of their equipment. Refer to Exhibit 10.29, ASSET PURCHASE AGREEMENT. As a result of the Asset Purchase Agreement, the Bank will have a contingent liability to re-purchase the equipment if a site does not remain with the new owner for a period of one year from the conversion date. The repurchase price is to be pro-rated according to the length of time the equipment was in service before the site was lost to the new owner. The amount of the contingent liability will be held in reserve from the proceeds of the sale and amortized out over the one-year period. It is expected that all of the locations will be converted to the new owner by March 31, 2001.

Overall, the Bank has become less reliant on ATM generated revenue than in previous years and the trend is expected to continue in this direction. The net earnings from all ATM operations before deducting for overhead expenses and salaries were $1,031,719, $1,053,720, and $1,506,032, for the years ended
December 31, 2000, 1999, and 1998, respectively.


NON-INTEREST EXPENSES

Non-interest expense consists of salary and other compensation, occupancy and equipment and other expense. Non-interest expense for 2000 increased to $11,515,523 from $10,406,243 in 1999. This represents an increase of $1,109,280 or 10.7%.

Salaries and employee benefit expense were $4,115,549 and $3,562,023 for 2000 and 1999, respectively. Full time equivalent employees were 93 for 2000 and 92 for 1999. For the year 2000, salaries and employee benefits increased by $553,526 or 15.5%. The Bank has addressed employee recognition and retention by rewarding staff with various bonus and incentive programs. During 2000, bonus accruals increased $290,000 over those of 1999. Bonus accruals are based on achieving certain rates of Return on Beginning Equity (ROE) and factor other ratios such as growth and asset quality. The ratio of "assets per employee", one of the measures of operational efficiency, was $1,979,441 and $1,601,465 for 2000 and 1999, respectively.

Occupancy, furniture and equipment expenses were $1,708,394 during 2000, compared to $1,484,919 for 1999. This represents an increase of $223,475 or 15.1%. The two branches opened in the first quarter of 1999 and one in January 2000, have had a full year impact to this category for 2000.

Other non-interest expense consists of bankcard, ATM network related, data processing and other operating expense. Other non-interest expense was $5,691,580 for 2000, compared to $5,359,301 in 1999. This represents an increase of $332,279 or 6.2%.

Bankcard merchant expense was $0 for 2000 compared to $573,324 for 1999. The decrease was the result of selling the portfolio in September 1999. Instead of accounting for gross revenue and gross expense, the Bank now receives net income based on the net sales volumes. The total net income for Merchant Processing in 2000 was $110,483 compared to $50,606 in 1999.

ATM network related expense was $2,577,782 in 2000, compared to $2,080,127 in 1999. This represents an increase of $497,655 or 23.9%. Income in this line of business, as well as expense, is driven by transaction volume. However, expense has other driving factors, such as third party vendors and the structure of individual site agreements. For 2000, expenses increased by $22,000 more than gross revenue increased over 1999 for these transactions. See discussion of the ATM networks in "Non-Interest Income", above.

Data processing expense was $1,327,397 in 2000 compared to $930,861 in 1999. This represents an increase of $396,536 or 42.6%. The 29.9% growth in the Bank's demand deposit base along with the 15.3% increase in interest bearing deposit accounts (excluding Certificates of Deposit) for the year 2000 is the primary factor for the increase in associated processing fees for services performed by third party vendors.

PROVISION FOR INCOME TAXES

The provision for income taxes was $1,243,187 for 2000, compared to $754,128 in 1999. The increase is commensurate with growth in pre-tax income for the year 2000 from that of 1999. The Bank's effective tax rate was 35.6% and 34.5% in 2000 and 1999, respectively.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is based upon management's evaluation of the adequacy of the existing allowance for outstanding loans. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon loan growth during the period, a comprehensive grading and review formula for loans outstanding and historical loss experience. In addition, management periodically reviews the condition of the loan portfolio including the value of security interest related to portfolio loans and the economic circumstances that may affect the value of portfolio loans to determine the adequacy of the allowance. The evaluation of the allowance is reviewed by management and reported on an ongoing basis to the Company's Loan Committee, Audit Committee and Board of Directors. A provision for credit losses of $519,000 and $165,500 was expensed for 2000 and 1999, respectively. Net loan charge-offs (loans charged off, net of loans recovered) were $439,498 in 2000 and ($5,981) during 1999, respectively. The allowance for credit losses as a percent of total gross loans at year-end 2000 and 1999 was 0.96% and 1.19%, respectively. Monitoring of all credits enables management to analyze any inherent risks in the portfolio that may result from changes in economic conditions.

The following table summarizes the analysis of the allowance for loan losses as of December 31, 2000 and 1999:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                               2000                       1999
                                                               ----                       ----
Balance at Beginning of Period                               $1,241,016                 $1,069,535

Charge-offs:
  Commercial, Financial and Agricultural                        454,085                      7,623
  Real Estate-Construction                                            -                          -
  Real Estate-Mortgage                                                -                          -
  Installment Loans to Individuals:                               4,370
     Money Plus                                                     465                      6,592
     Credit Cards                                                     -                          -
     Other Installment                                                -                          -
                                                             ----------                 ----------
Total charge-offs                                               458,920                     14,215
                                                             ----------                 ----------

Recoveries:
  Commercial, Financial and Agricultural                         16,745                     19,682
  Real Estate-Construction                                            -                          -
  Real Estate-Mortgage                                                -                          -
  Installment Loans to Individuals:                                 488                          -
     Money Plus                                                   2,189                          -
     Credit Cards                                                     -                          -
     Other Installment                                                -                        514
                                                            -----------                 ----------
Total recoveries                                                 19,422                     20,196
                                                            -----------                 ----------
  Net Charge-offs                                               439,498                     (5,981)
Additions Charged to Operations                                 519,000                    165,500
                                                            -----------                 ----------
Balance at End of Period                                      1,320,518                  1,241,016
                                                            ===========                  =========

Gross Loans at End of Period                               $135,488,020               $104,152,682

Ratio of Net Charge-offs During the
Year to Average Loans outstanding                                  0.44%                     -0.01%

Ratio of Reserves to Gross Loans                                   0.97%                      1.19%

Ratio of Non-performing Loans to
the Allowance for Credit Losses                                   75.01%                     72.91%


The Bank adopted SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1996. In accordance with SFAS No. 114, those loans identified as "impaired" are measured on the present value of expected future cash flows, discounted at the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.

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

Included in non-performing loans are two loans that account for approximately 90% of the total. Even though these two loans are on a non-accrual status, management does not believe that there will be any loss of the principal due.

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

LOCAL ECONOMY

The economy in the Company's trade area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population in the two county areas comprising the Company's trade area, according to the U.S. Bureau of the Census, was estimated at July 1999 to be approximately 644,000. San Luis Obispo County represents about 37% of this total with Santa Barbara County accounting for the remaining approximately 63%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in producti0on have grown significantly over the past several years throughout the Company's trade area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company's trade area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

The Bank's branch locations have been strategically placed throughout the Central Coast. In addition to the two new full service branches opened in Santa Maria and Atascadero during the first quarter of 1999, the Bank opened a full service branch Arroyo Grande in January 2000.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $184,088,025 at December 31, 2000 compared to $147,299,268 at December 31, 1999.

A significant portion of total assets is the Banks gross loans that were $135,488,020 and $104,152,682 at December 31, 2000 and 1999, respectively.
Approximately 74% of gross loans at December 31, 2000 are adjustable rate loans. Nearly all the adjustable rate loans are tied to changes in the prime rate. If interest rates change, the yield on these loans and other loans renewing during the one-year time frame will also change. A 1.00% increase in the prime rate would increase net interest income approximately $526,623 a year and a 1.00% decrease in the prime rate would decrease net interest income by $528,463 a year.

The following table summarizes the composition of the loan portfolio as of December 31, 2000 and 1999:

                                               COMPOSITION OF LOAN PORTFOLIO

                                                                        2000                               1999
                                                                        ----                               ----
                                                            AMOUNT             PERCENT           AMOUNT           PERCENT
                                                            ------             -------           ------           -------
Commercial, Financial and Agricultural                     $ 42,931,015         31.69%       $ 38,419,611          36.89%

Real Estate-Construction                                     18,599,452         13.73%         12,741,477          12.23%

Real Estate-Mortgage                                         70,550,560         52.07%         50,063,714          48.07%

Installment Loans to Individuals                              3,246,214          2.40%          2,786,034           2.67%

All Other Loans (including overdrafts)                          160,779          0.11%            141,846           0.14%
                                                           ------------                     -------------
      Total Loans, Gross                                    135,488,020        100.00%        104,152,682         100.00%

Deferred Loan Fees
                                                               (487,473)                        (485,474)
Reserve for Possible Loan Losses                             (1,320,518)                      (1,241,016)
                                                           ------------                     -------------

      Total Loans, Net                                     $133,680,029                     $102,426,192
                                                           ============                     ============

Loans Held For Sale                                          $2,474,542                         $120,382


Net loans totaled $133,680,029 at December 31, 2000, compared to $102,426,192 at December 31, 1999. Loans increased during the year as the result of relatively the new branch offices in the expanded market areas of Santa Maria, Atascadero and Arroyo Grande. To add market share in these new areas, the Bank increased the number of commercial loan officers, all of whom had previously worked in these markets. The primary growth was approximately $26,344,821 in real estate related loans.

The following are the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 2000:


                                                          Due Within        Year but            After
LOAN CATEGORY                                              One Year        Within Five       Five Years          Total
-------------                                              --------        -----------       ----------          -----
(in thousands)

Commercial, Financial and Agricultural                    $     28,541      $      6,473      $      7,917     $    42,931

Real Estate-Construction                                        16,074             1,127             1,398          18,599

Real Estate-Mortgage                                            38,526            21,598            10,427          70,551

Installment Loans to Individuals                                   611             2,188               447           3,246

All Other Loans (including overdrafts)                             161                 -                 -             161
                                                          -------------     ------------      -------------    -----------
            Totals                                        $     83,913      $     31,386      $     20,189     $   135,488
                                                          =============     =============     =============    ===========

INTEREST RATE PROVISION:
-----------------------
Predetermined Rates                                       $      7,477      $      8,466      $     19,760     $    35,703

Floating or Adjustable Rates
                                                          -------------     -------------     -------------   -------------
                                                                76,436            22,920               429          99,785
                                                          -------------     -------------     -------------   -------------

            Totals                                        $     83,913      $     31,386      $     20,189     $   135,488
                                                          =============     =============     =============    ============

RISK ELEMENTS:
-------------

Risk elements on loans are presented in the following table for December 31:


                                                               2000             1999
                                                               ----             ----

Non-Accrual Loans (Impaired Loans)                             $991,230          $904,773
Accruing Loans Past Due 90 Days                                       0                 0
Restructured Loans                                              194,914           251,729
Interest Excluded on Non-Accrual Loans                          115,603            91,207
Interest Recognized on Non-Accrual Loans and
Troubled Debt Restructured Loans                                 85,806           165,000


At December 31, 2000, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

The Banks management is responsible for monitoring loan performance which is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank, maintains both a / /watch/ / list of loans that, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Semi-annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Board of Directors. Except as set forth in the preceding table, there are no loans which management has serious doubts as to the borrowers ability to comply with present loan repayment terms.

The Bank has a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

If a loans credit quality deteriorates to the point that collection of principal is believed by management to be doubtful and the value of collateral securing the obligation is sufficient the Bank generally takes steps to protect and liquidate the collateral. Any loss resulting from the difference between the loan balance and the fair market value of the property is recognized by a charge to the reserve for loan losses. When the property is held for sale after foreclosure, it is subject to a periodic appraisal. If the appraisal indicates that the property will sell for less than its recorded value, the Bank recognizes the loss by a charge to non-interest expense.

TOTAL CASH AND DUE FROM BANKS

Total cash and due from banks increased from $17,159,073 at December 31, 1999 to $19,435,534 at December 31, 2000. The large amount of cash and due from banks is to fund the operations of the Banks ATM networks. If the Bank were to sell these networks, the portion of this cash would then be invested in securities and loans, subject to the Bank's liquidity policy limitations.

OTHER EARNING ASSETS

Other earning assets are comprised of Federal Home Loan Bank stock, Federal Funds sold (funds lent on a short-term basis to other banks), investment securities and short-term certificates of deposit at other financial institutions. These assets are maintained for short-term liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

Other earning assets increased to $21,392,105 at December 31, 2000 compared to $20,634,059 at December 31, 1999. Other earning assets represented 13.6% of the earning asset portfolio at December 31, 2000, compared to 16.5% in 1999.

The following table summarizes the composition of other earning assets at December 31:

                                             COMPOSITION OF OTHER EARNING ASSETS


                                                                        2000                               1999
                                                              ------------------------           ------------------------
                                                              AMOUNT           PERCENT           AMOUNT           PERCENT
                                                              ------           -------           ------           -------
Federal Home Loan Bank and other                             $    381,600             1.78%     $    395,300             1.92%

Available-for-Sale Investments                                 16,212,505            75.79%       18,663,504            90.45%

Federal Funds Sold                                              4,600,000            21.50%        1,200,000             5.82%

Certificates of Deposit                                           198,000             0.93%          375,255             1.81%
                                                             ------------                       ------------

Total Other Earning Assets                                   $ 21,392,105           100.00%     $ 20,634,059           100.00%
                                                             ============                       ============

The Amortized cost, fair value, and maturites at December 31, 2000 are as follows:


                                             Securities Available-for-Sale
                                             ------------------------------
                                               Amortized           Fair
                                                 Cost              Value
                                              -----------      -----------
Due in One Year or Less                       $  476,623       $  477,620

Due after One Year
through Five Years                             2,312,641        2,292,786

Due after Five Years
through Ten Years                              1,187,402        1,209,549

Due after Ten Years                            4,512,786        4,507,249

Mortgage-backed
Securities                                     7,958,658        7,725,301
                                          --------------     ------------
Total                                       $ 16,448,110     $ 16,212,505
                                          ==============     ============

DEPOSITS

Total deposits were $167,696,890 at December 31, 2000, compared to $132,961,573 at December 31, 1999. The addition of the two new branch offices during the first quarter of 1999 accounted for approximately $10,000,000 of the deposit growth.

The following table sets forth information for the last two fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:

                             COMPOSITION OF DEPOSITS



                                                           2000                             1999
                                                  ------------------------        -------------------------
                                                                  Average                         Average
                                                  Balance        Rate Paid        Balance        Rate Paid
                                                  -----------    ---------        -----------    ----------
Non-Interest Bearing Demand                       $ 51,821,234          0.00%     $ 39,901,884          0.00%

Interest Bearing Demand                             39,711,917          2.16%       35,058,015          1.85%

Savings                                             14,133,471          2.19%       13,537,416          2.18%

Money Market                                         9,870,541          3.81%        6,655,897          3.11%

Time Deposits                                       52,159,727          5.50%       37,808,361          4.69%
                                                 -------------                   --------------

Total Deposits                                   $ 167,696,890          3.75%    $ 132,961,573          2.07%
                                                 =============                   ==============


Set forth is a maturity schedule of domestic time certificales of deposit of $100,000 and over at December 31, 2000.


TIME DEPOSITS $100,000 AND OVER:
--------------------------------
(dollars in thousands)
Less than 3 months                                   $   4,521
3 to 12 months                                           2,939
Over 1 year                                                200
                                                     ---------
          Total                                      $   7,660
                                                     =========

CAPITAL

The Company's total stockholders equity was $13,455,009 at December 31, 2000 compared to $10,542,162 at December 31, 1999. The increase in capital during 2000 was due to net income of $2,244,020, ($3,923) cash paid to stockholders in lieu of fractional shares on a 5% stock dividend paid April 17, 2000, stock options exercised in the amount of $155,274 and an increase in accumulated other comprehensive income of $517,476.

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

Summarized below are the Bank's and Company's capital ratios at December 31, 2000.

                                            Minimum
                                          Regulatory
                                           Capital      Heritage     Heritage
                                          Requirements  Oaks Bank  Oaks Bancorp
Leverage Ratio                               4.00%        7.53%        7.56%
Tier One Risk Based Capital Ratio            4.00%        9.13%        9.35%
Total Risk Based Capital Ratio               8.00%       10.03%       10.26%

Generally speaking, the primary source of new capital will be generated from retained earnings. However, to provide for instances when retained earnings may not keep pace with asset growth, additional sources of capital need to be made available. To that end, on September 11, 1998, Heritage Oaks Bancorp executed a Promissory Note for a $2 million line of credit with Pacific Coast Bankers' Bank. In September 1999, and September 2000, the Company requested that the revolving nature be extended for an additional year. This request was granted resulting in a Change in Terms Agreement. The characteristics of the note are as follows:

-Collateralized with 339,332 shares of Heritage Oaks Bank common stock -Maturity of August 15, 2006.
-Interest only for first year of quarterly payments
-Subsequent payments to be fully amortized to maturity based on outstanding balance owed.

In addition to this and pursuant to the Strategic Plan, the Board of Directors is reviewing other sources of capital for the bank.


LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,000,000. The Bank also has established certain repurchase agreements that allow for borrowing using securities pledged as collateral. The Bank became a member of the Federal Home Loan Bank (FHLB) in July 1999. As of December 31,2000, the Bank had approximately $7,300,000 available for borrowing using certain securities and loans as collateral. As of December 31, 2000, the Bank did not have any borrowings against any of these sources.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At December 31, 2000, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 14.2% compared to 22.4% in 1999. At December 31, 2000 and December 31, 1999, the Bank had borrowings of securities sold under agreement to repurchase in the amount of $0 and $2,211,000, respectively. The ratio of gross loans to deposits, another key liquidity ratio, was 82.3% at year-end 2000 compared to 78.0% at December 31, 1999.


INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 2000 has not been significant to the Bank's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998





                                    CONTENTS


INDEPENDENT AUDITORS' REPORT..............................................1


FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    December 31, 2000 and 1999............................................2

    Consolidated Statements of Income
    For the Years Ended December 31, 2000, 1999 and 1998..................3

    Consolidated Statement of Changes in Stockholders' Equity
    For the Years Ended December 31, 2000, 1999 and 1998..................4

    Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2000, 1999 and 1998..................5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................7


                          INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS AND STOCKHOLDERS
HERITAGE OAKS BANCORP AND SUBSIDIARIES
PASO ROBLES, CALIFORNIA

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF HERITAGE OAKS BANCORP AND SUBSIDIARIES AS OF DECEMBER 31, 2000 AND 1999, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN STOCKHOLDERS' EQUITY AND STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE CONSOLIDATED FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF HERITAGE OAKS BANCORP AS OF DECEMBER 31, 2000 AND 1999, THE RESULTS OF THEIR OPERATIONS AND CHANGES IN THEIR STOCKHOLDERS' EQUITY AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.


/s/ VAVRINEK, TRINE, DAY & CO., LLP
VAVRINEK, TRINE, DAY & CO., LLP
RANCHO CUCAMONGA, CALIFORNIA
JANUARY 12, 2001

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                          ASSETS
                                                                                          2000                  1999
                                                                                  -------------------   -------------------
Cash and due from banks (Note #1D)                                                 $       19,435,534    $       17,159,073
Federal funds sold                                                                          4,600,000             1,200,000
                                                                                  -------------------   -------------------
      Total Cash and Cash Equivalents                                                      24,035,534            18,359,073
Interest-bearing deposits in other financial institutions                                     198,000               375,255
Investment securities (Notes #1F and #2)
  Available-for-sale                                                                       16,212,505            18,663,504
Federal Home Loan Bank Stock, at cost                                                         381,600               395,300
Loans held for sale (Notes #1H and #3)                                                      2,474,542               120,382
Loans, net of deferred fees and allowance for loan
      losses of $1,807,991 and $1,726,490 at December 31, 2000
      and 1999, respectively (Notes #1G and #3)                                           133,680,029           102,426,192
Property premises and equipment, net (Notes #1J and #5)                                     3,062,815             3,427,289
Net deferred tax asset (Notes #1K and #9)                                                     998,754             1,168,983
Cash surrender value of life insurance (Note #12)                                           1,369,549             1,305,787
Other assets                                                                                1,674,697             1,057,503
                                                                                   -------------------   -------------------
      Total Assets                                                                 $      184,088,025    $      147,299,268
                                                                                   ===================   ===================
                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand non-interest bearing                                                    $       51,821,234    $       39,901,884
    Savings, NOW and money market deposits                                                 63,715,930            55,251,328
    Time deposits of $100,000 or more (Note #6)                                             7,659,791            10,596,650
    Time deposits under $100,000 (Note #6)                                                 44,499,935            27,211,711
                                                                                   -------------------   -------------------
      Total Deposits                                                                      167,696,890           132,961,573
Notes payable (Note #8)                                                                     1,050,000               350,000
Securities sold under agreements to repurchase                                                                    2,211,000
Other liabilities                                                                           1,886,126             1,234,533
                                                                                   -------------------   -------------------
      Total Liabilities                                                                   170,633,016           136,757,106
                                                                                   -------------------   -------------------

COMMITMENTS AND CONTINGENCIES (Note #10)


Stockholders' Equity
  Common stock, no par value; 20,000,000 shares authorized;
   1,224,999 and 1,144,282 shares issued and
   outstanding for 2000 and 1999, respectively                                              6,305,233             5,288,179
  Retained earnings                                                                         7,291,140             5,912,823
  Accumulated other comprehensive income                                                     (141,364)             (658,840)
                                                                                   -------------------   -------------------
      Total Stockholders' Equity                                                           13,455,009            10,542,162
                                                                                   -------------------   -------------------
      Total Liabilities and Stockholders' Equity                                   $      184,088,025    $      147,299,268
                                                                                   ===================   ===================

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000              1999              1998
                                                              --------------    -------------     -------------
INTEREST INCOME
  Interest and fees on loans (Note #1G)                        $ 12,699,866      $ 8,424,833       $ 6,459,394
  Interest on Investment Securities (Note #1F)
    U.S. Treasury Securities                                                           1,032            27,396
    Obligations of U.S. Government Agencies                         669,617          812,696           907,482
    Corporate Bonds, Mutual Funds, Commercial Paper                                  110,467           123,003
    Obligations of State and Political Subdivisions                 305,674          310,436           253,148
  Interest on time deposits with other banks                         18,805           29,971            23,515
  Interest on Federal funds sold                                    248,283          220,170           196,727
  Interest on other securities                                       26,680            3,888
                                                              --------------    -------------     -------------
      Total Interest Income                                      13,968,925        9,913,493         7,990,665
                                                              --------------    -------------     -------------

INTEREST EXPENSE
  Interest on savings, NOW and money market deposits              1,376,114        1,136,841         1,142,163
  Interest on time deposits in denominations of
    $100,000 or more                                                382,506          292,401           204,986
  Interest on time deposits under $100,000                        2,139,906        1,084,896         1,133,271
  Other                                                             232,096           86,797            63,880
                                                              --------------    -------------     -------------
      Total Interest Expense                                      4,130,622        2,600,935         2,544,300
                                                              --------------    -------------     -------------
  Net interest income before provision for
    possible loan losses                                          9,838,303        7,312,558         5,446,365
      Provision for Possible Loan Losses                            519,000          165,500           164,000
                                                              --------------    -------------     -------------
                                                                  9,319,303        7,147,058         5,282,365
                                                              --------------    -------------     -------------
NON-INTEREST INCOME
  Service charges on deposit accounts                             1,082,757          757,448           690,710
  Investment securities gain/(loss), net                             (2,188)                            10,504
  Other (Note #19)                                                4,602,858        4,686,793         5,659,589
                                                              --------------    -------------     -------------
    Total Non-interest Income                                     5,683,427        5,444,241         6,360,803
                                                              --------------    -------------     -------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                  4,115,549        3,562,023         2,892,921
  Equipment expenses                                                908,859          790,862           382,316
  Occupancy expenses                                                799,535          694,057           540,891
  Other expenses (Note #19)                                       5,691,580        5,359,301         5,752,419
                                                              --------------    -------------     -------------
    Total Non-interest Expenses                                  11,515,523       10,406,243         9,568,547
                                                              --------------    -------------     -------------
Income Before Provision for Income Taxes                          3,487,207        2,185,056         2,074,621
Provision for Income Taxes (Notes #1K and #9)                     1,243,187          754,128           728,026
                                                              --------------    -------------     -------------
Net Income                                                      $ 2,244,020      $ 1,430,928       $ 1,346,595
                                                              ==============    =============     =============
Earnings Per Share (Notes #14 and #18)
  Basic                                                         $      1.85      $      1.21       $      1.18
                                                              ==============    =============     =============
  Diluted                                                       $      1.73      $      1.10       $      1.08
                                                              ==============    =============     =============

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       COMMON STOCK                                      ACCUMULATED
                                                 --------------------------                                 OTHER         TOTAL
                                                  NUMBER OF                 COMPREHENSIVE    RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                                   SHARES         AMOUNT       INCOME        EARNINGS       INCOME        EQUITY
                                                 ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, January 1, 1998                           1,036,626   $ 4,180,486                 $ 4,327,921   $  (381,329)  $ 8,127,078
  Exercise of stock options                           33,165       289,684                                                 289,684
  Cash dividends paid - $.50 per share                                                          (519,850)                 (519,850)
  Comprehensive income
    Net income                                                               $ 1,346,595     1,346,595                   1,346,595
    Unrealized security holding gains
     (net of $41,588 tax)                                                        199,991                     199,991       199,991
    Less reclassification adjustments for gains
     (net of $3,676 tax)                                                          (6,828)                     (6,828)       (6,828)
                                                                             -----------
    Total comprehensive income                                               $ 1,539,758
                                                 ------------  ------------  ============  ------------  ------------  ------------
BALANCE, December 31, 1998                         1,069,791     4,470,170                   5,154,666      (188,166)    9,436,670
  Exercise of stock options                           31,832       148,263                                                 148,263
  Stock dividends paid - 4%                           42,659       669,746                    (669,746)
  Cash paid to stockholders in lieu of
    fractional shares on 4% stock dividend                                                      (3,025)                     (3,025)
  Comprehensive income
    Net income                                                                 1,430,928     1,430,928                   1,430,928
    Unrealized security holding losses
     (net of $344,368 tax)                                                      (470,674)                   (470,674)     (470,674)
                                                                             -----------
    Total comprehensive income                                               $   960,254
                                                 ------------  ------------  ============  ------------  ------------  ------------
BALANCE, December 31, 1999                         1,144,282     5,288,179                   5,912,823      (658,840)   10,542,162
  Exercise of stock options                           23,265       155,274                                                 155,274
  Stock dividends paid - 5%                           57,452       861,780                    (861,780)
  Cash paid to stockholders in lieu of
    fractional shares on 5% stock dividend                                                      (3,923)                     (3,923)
  Comprehensive income
    Net income                                                                 2,244,020     2,244,020                   2,244,020
    Unrealized security holding gains
     (net of $374,790 tax)                                                       515,996                     515,996       515,996
    Less reclassification adjustments for losses
     (net of $780 tax)                                                             1,480                       1,480         1,480
                                                                             -----------
    Total comprehensive income                                               $ 2,761,496
                                                 ------------  ------------  ============  ------------  ------------  ------------
BALANCE, December 31, 2000                         1,224,999   $ 6,305,233                 $ 7,291,140   $  (141,364)  $13,455,009
                                                 ============  ============                ============  ============  ============

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                     2000              1999              1998
                                                                               ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $      2,244,020  $      1,430,928  $      1,346,595
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Net cash provided by operating activities
     Depreciation and amortization                                                      711,120           658,998           427,759
     Provision for possible loan losses                                                 519,000           165,500           164,000
     Provision for possible OREO losses                                                                                       7,369
     Realized (gain) loss on sales of available-for-sale
       securities, net                                                                    2,188                             (10,504)
     Amortization of premiums/discounts on
      investment securities, net                                                       (148,180)         (235,382)         (161,672)
     (Increase)/decrease in loans held for sale                                      (2,354,160)        1,534,383        (1,159,415)
     Increase in deferred tax asset                                                    (205,339)         (269,788)         (135,000)
     (Increase)/decrease in other assets                                               (617,194)          394,118             3,359
     Increase/(decrease) in other liabilities                                           651,593          (339,589)          (68,565)
                                                                               ----------------  ----------------  ----------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        803,048         3,339,168           413,926
                                                                               ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities held-to-maturity                                                                                (3,607,551)
  Purchase of mortgage-backed securities held-to-maturity                                                                (6,143,140)
  Purchase of securities available-for-sale                                              (4,838)      (14,335,101)      (10,098,137)
  Purchase of mortgage-backed securities available-for-sale                                            (2,532,299)         (696,825)
  Proceeds from principal reductions and maturities
    of securities held-to-maturity                                                                                        2,379,076
  Proceeds from principal reductions and maturities
    of mortgage-backed securities held-to-maturity                                                                        3,013,646
  Proceeds from sales of securities available-for-sale                                1,011,512         2,978,217         4,431,186
  Proceeds from principal reductions and maturities
    of securities available-for-sale                                                    933,726        18,065,264
  Proceeds from sales of mortgage-backed securities
    available-for-sale                                                                                                      733,835
  Proceeds from principal reductions and maturities
    of mortgage-backed securities available-for-sale                                  1,563,335         4,815,584         1,763,715
  Net change in interest bearing deposits in
    other financial institutions                                                        177,255           291,720           (56,856)
  Purchase of life insurance policies                                                   (63,762)         (285,211)          (50,258)
  Proceeds from sale of other real estate owned                                                                              54,631
  Recoveries on loans previously written off                                             19,422            20,196            20,528
  Increase in loans, net                                                            (31,792,259)      (32,808,847)      (15,785,435)
  Purchase of property, premises and equipment, net                                    (346,646)       (1,638,902)         (802,433)
                                                                               ----------------  ----------------  ----------------

       NET CASH USED IN INVESTING ACTIVITIES                                        (28,502,255)      (25,429,379)      (24,844,018)
                                                                               ----------------  ----------------  ----------------

                     HERITAGE OAKS BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                2000              1999              1998
                                                                           ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                                                $    34,735,317    $    13,553,867   $    35,858,049
  Net increase/(decrease) in other borrowings                                   (2,211,000)         2,211,000
  Net (decrease)/increase in notes payable                                         700,000           (400,000)          750,000
  Proceeds from exercise of stock options                                          155,274            148,263           289,684
  Cash paid in lieu of fractional shares                                            (3,923)            (3,025)
  Cash dividends paid or declared                                                                                      (519,850)
                                                                           ----------------  ----------------  ----------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   33,375,668         15,510,105        36,377,883
                                                                           ----------------  ----------------  ----------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                             5,676,461         (6,580,106)       11,947,791

CASH AND CASH EQUIVALENTS, Beginning of year                                    18,359,073         24,939,179        12,991,388
                                                                           ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS, End of year                                     $    24,035,534   $     18,359,073  $     24,939,179
                                                                           ================  ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                            $     3,734,904   $      2,649,170  $      2,383,618
  Income taxes paid                                                        $     1,595,000   $        716,000  $        976,129

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION
  Change in other comprehensive income                                     $       517,476   $       (470,674) $        193,163
  Transfer of held-to-maturity securities to available-for-sale                      -             15,758,151             -

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Heritage Oaks Bancorp (the Company) and subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

A.       PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank and CCMS Systems, Inc. Inter-company balances and transactions have been eliminated.

B.       NATURE OF OPERATIONS

    The Bank has been organized with two primary operating segments, which consist of the Bank and the Bank's Electronic Funds Transfer (EFT) Department. The segments are identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered. The Bank operates eight branches within San Luis Obispo and Santa Barbara counties. The Bank offers traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals. The EFT Department has installed automatic teller machines located in retail outlets and gaming facilities and point of sale machines located in retail outlets. Income is based upon total customer usage of the machines and the applicable transaction charge.

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

D.       CASH AND DUE FROM BANKS

    Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000. The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

E.       CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

F.       INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

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

G.       LOANS AND INTEREST ON LOANS

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

    All loans on non-accrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio. All loans are generally charged off at such time the loan is classified as a loss.

H.       LOANS HELD FOR SALE

    Loans held for sale are carried at the lower of aggregate cost or market value, which is determined by the specified value in the commitments. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

I.       ALLOWANCE FOR LOAN LOSSES

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

J.       PROPERTY, PREMISES AND EQUIPMENT

    Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements of the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2000, 1999 and 1998 were approximately $711,000, $659,000, and $428,000, respectively.

K.       INCOME TAXES

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

L.       COMPREHENSIVE INCOME

    Beginning in 1998, the Bank adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

M.       RECLASSIFICATIONS

    Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

N.       EARNINGS PER SHARE (EPS)

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

O.       NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended by SFAS No. 138 in 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133." This Statement establishes the effective date of SFAS No. 133 for 2001. During 1999, the Bank adopted SFAS No. 133. SFAS No. 133 did not have a material impact on the Bank's financial STATEMENTS.

NOTE #2 - INVESTMENT SECURITIES

At December 31, 2000 and 1999, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2000, were:

                                                                         Gross              Gross
                                                    Amortized          Unrealized         Unrealized
                                                       Cost              Gains              Losses           Fair Value
                                                 -----------------   ---------------   -----------------  ------------------
Obligations of U.S. Government
  agencies and corporations                        $ 2,392,808                          $   (76,721)         $  2,316,087
Mortgage-backed securities                           7,958,658         $  6,468            (239,825)            7,725,301
Obligations of state and political
  subdivisions                                       6,088,006           90,786             (16,313)            6,162,479
Other securities                                         8,638                                                      8,638
                                                 -----------------   ---------------   -----------------  ------------------
                      Total                        $16,448,110         $ 97,254         $  (332,859)         $ 16,212,505
                                                 =================   ===============   =================  ==================

There were no investment securities held-to-maturity at December 31, 2000.

The amortized cost and fair values of investment securities available-for-sale at December 31, 1999, were:

                                                                         Gross              Gross
                                                    Amortized          Unrealized         Unrealized
                                                       Cost              Gains              Losses           Fair Value
                                                 -----------------   ---------------   -----------------  ------------------
Obligations of U.S. Government
  agencies and corporations                        $  3,642,261                          $   (138,788)       $  3,503,473
Mortgage-backed securities                            9,494,832         $ 3,294              (610,411)          8,887,715
Obligations of state and political
  subdivisions                                        6,651,262           4,119              (386,865)          6,268,516
Other securities                                                                                                    3,800
                                                          3,800
                                                 -----------------   ---------------   -----------------  ------------------
                      Total                        $ 19,792,155         $ 7,413          $ (1,136,064)       $ 18,663,504
                                                 =================   ===============   =================  ==================


The amortized cost and fair values of investment securities available-for-sale at December 31, 2000, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                    Securities
                                                                                                Available-for-Sale
                                                                                        ------------------------------------
                                                                                           Amortized
                                                                                              Cost            Fair Value
                                                                                        -----------------  -----------------
Due in one year or less                                                                      $   476,623        $   477,620
Due after one year through five years                                                          2,312,641          2,292,786
Due after five years through ten years                                                         1,187,402          1,209,549
Due after ten years                                                                            4,512,786          4,507,249
Mortgage-backed securities                                                                     7,958,658          7,725,301
                                                                                        -----------------  -----------------
                      Total Securities                                                       $16,448,110        $16,212,505
                                                                                        =================  =================


Proceeds from sales and maturities of investment securities available-for-sale during 2000, 1999 and 1998, were $1,011,512, $2,978,217, and $4,431,186, respectively. In 2000, gross losses on these sales were $2,188; there were no gross gains. There were no gross gains or losses in 1999. In 1998, gross losses and gross gains on these sales were $9,970, and $13,433, respectively.

Proceeds from maturities and sales of investment securities held-to-maturity during 2000, 1999, and 1998, were $0, $0, and $2,379,076, respectively. There were no gains or losses on those sales and maturities. Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 2000, 1999, and 1998, were $1,563,335, $4,815,584, and $5,511,196, respectively. There were no gross gains or losses on these sales during 2000 and 1999. Gross gains on these sales during 1998 were $7,041. Unrealized losses on investment securities and mortgage-backed securities included in shareholders' equity net of tax at December 31, 2000, 1999 and 1998 were $141,364, $658,840, and $188,166, respectively.

Securities having a carrying value and a fair value of approximately $10,687,000 and $5,115,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required by law.

NOTE #3 - LOANS


Major classifications of loans were:
                                                                                           2000                  1999
                                                                                    --------------------  --------------------
Commercial, financial and agricultural                                                     $ 42,931,015          $ 38,419,611
Real Estate - construction                                                                   18,599,452            12,741,477
Real Estate - mortgage                                                                       70,550,560            50,063,714
Installment loans to individuals                                                              3,246,214             2,786,034
All other loans (including overdrafts)                                                          160,779               141,846
                                                                                    --------------------  --------------------
                                                                                            135,488,020           104,152,682
Less:  Deferred loan fees                                                                      (487,473)             (485,474)
Less:  Allowance for loan losses                                                             (1,320,518)           (1,241,016)
                                                                                    --------------------  --------------------
                      Total Loans                                                          $133,680,029          $102,426,192
                                                                                    ====================  ====================

Loans held for sale                                                                        $  2,474,542          $    120,382
                                                                                    ====================  ====================


CONCENTRATION OF CREDIT RISK

At December 31, 2000, approximately $89,150,000 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                                       2000                 1999                 1998
                                                                  ----------------   -------------------   -----------------
Impaired loans with a valuation allowance                           $ 905,313            $  904,773           $  902,669
Impaired loans without a valuation allowance                           85,917                                     93,807
                                                                  ----------------   -------------------   -----------------
Total impaired loans                                                $ 991,230            $  904,773           $  996,476
                                                                  ================   ===================   =================
Valuation allowance related to impaired loans                       $ 314,633            $  122,847           $  117,285
                                                                  ----------------   -------------------   -----------------


                                                                       2000                 1999                 1998
                                                                  ----------------   -------------------   -----------------

Average recorded investment in impaired loans                       $ 731,963            $  914,298           $1,028,128
                                                                  ================   ===================   =================

Cash receipts applied to reduce principal balance                   $ 654,797            $   28,691           $    5,023
                                                                  ================   ===================   =================

Interest income recognized for cash payments                            -                    -                $   20,226
                                                                  ----------------   -------------------   -----------------

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled $991,230 and $904,773 at December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $115,603, $91,207, and $103,164, in 2000, 1999 and 1998, respectively. No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2000 and 1999, the Bank had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2000, loans totaling approximately $196,000 were classified as troubled debt restructurings.

NOTE #4 - ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

                                                                            2000              1999               1998
                                                                       ----------------  ----------------   ----------------
Balance, Beginning of year                                                  $1,241,016        $1,069,535          $  930,284
Additions charged to operating expense                                         519,000           165,500             164,000
Loans charged off                                                             (458,920)          (14,215)            (45,277)
Recoveries of loans previously charged off                                      19,422            20,196              20,528
                                                                       ----------------  ----------------   ----------------
Balance, End of year                                                        $1,320,518        $1,241,016          $1,069,535
                                                                       ================  ================   ================

NOTE #5 - PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment consisted of the following:

                                                                                            2000                1999
                                                                                      ------------------  ------------------
Land                                                                                     $  668,877          $  668,877
Building and improvements                                                                 3,044,914           3,009,455
Furniture and equipment                                                                   4,024,113           3,795,974
                                                                                      ------------------  ------------------
                                                                                          7,737,904           7,474,306
       Less:  Accumulated depreciation and amortization                                   4,675,089           4,047,017
                                                                                      ------------------  ------------------
Total                                                                                    $3,062,815          $3,427,289
                                                                                      ==================  ==================

The Company leases land, buildings, and equipment under noncancelable operating leases expiring at various dates through 2009. The following is a schedule of future minimum lease payments based upon obligations at year-end.


       Year Ending
      December 31,                                                                                              Amount
--------------------------                                                                                 -----------------
          2001                                                                                                    344,117
          2002                                                                                                    315,007
          2003                                                                                                    315,007
          2004                                                                                                    289,346
          2005                                                                                                    262,686
    More than 5 years                                                                                             554,992
                                                                                                           -----------------
          Total                                                                                                $2,081,155
                                                                                                           =================

                                                                              43

Total expenditures charged for leases for the reporting periods ended December 31, 2000, 1999 and 1998, were $491,937, $345,582, and $312,467, respectively.


NOTE #6 - TIME DEPOSIT LIABILITIES

At December 31, 2000, the Bank had time certificates of deposit with maturity distributions as follows:


Due in one year or less                                                                                        $ 18,905,254
Due after one year through three years                                                                           33,050,809
Due after three years                                                                                               203,663
                                                                                                          ------------------
                                                                                                               $ 52,159,726
                                                                                                          ==================

NOTE #7 - OTHER BORROWED MONEY

At December 31, 1999, the book value including accrued interest receivable on securities sold under agreements to repurchase was $2,211,711. The securities dealer has possession of the security during the term of the loan. The Bank may be required to provide additional collateral based upon the fair value of the underlying securities. There was no balance as of December 31, 2000.

Interest expense on federal funds purchased was $15,875, $752, and $5,090 and interest expense on securities sold under agreements to repurchase was $18,779, $42,430, and $46,158, for the years ended December 31, 2000, 1999 and 1998, respectively.

The Bank has a fed funds borrowing line with a correspondent bank. The credit limit available on that line is $5,000,000.

The Bank has pledged approximately $4,591,000 in loans to the Federal Reserve Bank for a borrowing line at the federal discount window.


NOTE #8 - NOTES PAYABLE

On September 11, 1998, the Bancorp obtained a revolving line of credit in the amount of $2,000,000 through Pacific Coast Bankers' Bank. The note is secured by 339,332 shares of the Bank's stock. The note matures August 15, 2006, and bears interest at a variable rate of 1.00% over the Wall Street Journal prime rate. The outstanding principal balance at December 31, 2000 and 1999, was $1,050,000 and $350,000, respectively, and the current interest rate was 10.5%. Payments on the note will be fully amortizing to maturity, based on the outstanding balance owed.

NOTE #9 - INCOME TAXES

The current and deferred amounts of the provision (benefit) for income taxes were:


                                                                                      YEAR ENDING DECEMBER 31,
                                                                         ----------------------------------------------------
                                                                              2000               1999              1998
                                                                         ----------------   ---------------   ---------------
Federal Income Tax
  Current                                                                $       966,100    $      655,522    $      474,820
  Deferred                                                                       (74,141)         (133,240)            2,557
                                                                         ----------------   ---------------   ---------------
    Total Federal Taxes                                                          891,959           522,282           477,377
                                                                         ----------------   ---------------   ---------------

State Franchise Tax
  Current                                                                        375,906           276,364           250,293
  Deferred                                                                       (24,678)          (44,518)
                                                                                                                         356
                                                                         ----------------   ---------------   ---------------
    Total State Franchise Tax                                                    351,228           231,846           250,649
                                                                         ----------------   ---------------   ---------------
    Total Income Taxes                                                   $     1,243,187    $      754,128    $      728,026
                                                                         ================   ===============   ===============

The principal items giving rise to deferred taxes were:


                                                                                2000             1999              1998
                                                                           ---------------  ----------------  ---------------
Use of different depreciation for tax purposes                             $     (11,330)   $      (29,948)   $       29,374
Difference in loan loss provision for tax purposes                               (32,596)          (67,855)           59,991
Differences arising from changes in accruals                                     (32,819)          (83,831)           51,762
Other, net                                                                       (22,074)            3,876          (138,214)
                                                                           ---------------  ----------------  ---------------
    Total                                                                  $     (98,819)   $     (177,758)   $        2,913
                                                                           ---------------  ----------------  ---------------

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:


                                                               2000                      1999                    1998
                                                       ---------------------      --------------------      ------------------
                                                         AMOUNT      PERCENT        AMOUNT     PERCENT       AMOUNT    PERCENT
                                                       ----------    -------      ---------    -------      --------   -------
Tax provision at federal statutory tax rate            $1,185,650       34.0      $ 742,919       34.0      $705,371     34.0
State income taxes, net of federal
  income tax benefit                                      231,810        6.7        153,019        7.0       148,335      7.1
Tax exempt income and Other, Net                         (174,273)      (5.0)      (141,810)      (6.5)     (125,680)    (6.0)
                                                       ----------    -------      ---------    -------      --------   -------
    Total Tax Provision                                $1,243,187       35.7      $ 754,128       34.5      $728,026     35.1
                                                       ----------    -------      ---------    -------      --------   -------

The net deferred tax asset is determined as follows:



                                                                                                        (IN THOUSANDS)
                                                                                                  -------------------------
                                                                                                   2000              1999
                                                                                                  -------          --------
Deferred Tax Assets
  Reserves for loan losses                                                                        $   456          $    423
  Fixed Assets                                                                                          6                67
  Accruals                                                                                            443               318
  Investment securities valuation                                                                      94               464
                                                                                                  -------          --------
Total Deferred tax assets arising from cumulative
  timing differences                                                                                  999             1,272
Valuation allowance*                                                                                                   (103)
                                                                                                  -------          --------
    Net Deferred Tax Asset                                                                        $   999          $  1,169
                                                                                                  =======          ========

*The valuation allowance is estimated based upon amounts less than likely of future realization. The valuation allowance of $103,000 was eliminated during the 2000 year due to the continued level of earnings.

NOTE #10 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation. In the opinion of management and the Company's legal counsel, the disposition of all such litigation pending will not have a material effect on the Company's financial statements.

At December 31, 2000 and 1999, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $861,969 and $530,967, respectively. At December 31, 2000 and 1999, the Bank had undisbursed loan commitments in the amount of $43,834,315 and $48,235,109, respectively. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

NOTE #11 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

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


                                                                                                  CAPITAL NEEDED
                                                                                ---------------------------------------------------
                                                                                                                 TO BE WELL
                                                                                                              CAPITALIZED UNDER
                                                                                      FOR CAPITAL             PROMPT CORRECTIVE
                                                         ACTUAL REGULATORY         ADEQUACY PURPOSES          ACTION PROVISIONS
                                                      ------------------------  ------------------------   ------------------------
                                                        CAPITAL                   CAPITAL                    CAPITAL
                                                        AMOUNT       RATIO         AMOUNT      RATIO         AMOUNT       RATIO
                                                      ------------ -----------  ------------- ----------   ------------ -----------
           As of December 31, 2000
           Total capital to risk-weighted assets:
             Company                                      $14,903      10.26%       $ 11,616       8.0%         N/A         N/A
             Bank                                         $14,799      10.03%       $ 11,806       8.0%       $ 14,757      10.0%

           Tier 1 capital to risk-weighted assets:
             Company                                      $13,582       9.35%        $ 5,808       4.0%         N/A         N/A
             Bank                                         $13,478       9.13%        $ 5,903       4.0%       $ 8,854       6.0%

           Tier 1 capital to average assets:
             Company                                      $13,582       7.56%        $ 7,184       4.0%         N/A         N/A
             Bank                                         $13,478       7.53%        $ 7,156       4.0%       $ 8,945       5.0%

           As of December 31, 1999
           Total capital to risk-weighted assets:
             Company                                      $12,415      10.89%        $ 9,122       8.0%         N/A         N/A
             Bank                                         $11,620      10.75%        $ 8,648       8.0%       $ 10,810      10.0%

           Tier 1 capital to risk-weighted assets:
             Company                                      $11,174       9.80%        $ 4,561       4.0%         N/A         N/A
             Bank                                         $10,378       9.60%        $ 4,324       4.0%       $ 6,486       6.0%

           Tier 1 capital to average assets:
             Company                                      $11,174       7.62%        $ 5,869       4.0%         N/A         N/A
             Bank                                         $10,378       7.22%        $ 5,747       4.0%       $ 7,184       5.0%

NOTE #12 - SALARY CONTINUATION PLAN

The Bank established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, and Chief Administrative Officer, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period not to exceed 15 years, beginning at retirement age 60. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company's liability under this Agreement were $243,560 and $183,512 at December 31, 2000 and 1999, respectively, and are included in other liabilities in the Company's Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled $1,369,549 and $1,305,787, at December 31, 2000 and 1999, respectively.

NOTE #13 - 401(k) PENSION PLAN

During 1994, the Bank established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25% of the employee's contribution. Employees vest immediately in their own contributions and they vest in the Bank's contribution based on years of service. Expenses of the savings plan were $48,843, $35,924, and $34,619, for the years ended December 31, 2000,
1999 and 1998, respectively.

NOTE #14 - STOCK OPTION PLANS

At December 31, 2000, the Bank had two stock option plans, which are described below. The Bank applies APB Opinion 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation costs have been recognized. Had compensation costs for these plans been determined on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                             2000               1999              1998
                                                                        ----------------  -----------------  ----------------
Net Income                                     As reported              $     2,244,020   $      1,430,928   $     1,346,595
                                               Pro forma                $     2,149,036   $      1,373,874   $     1,285,931

Earnings per share                             As reported              $          1.85   $           1.21   $          1.18
                                               Pro forma                $          1.77   $           1.17   $          1.13

Earnings per share -                           As reported              $          1.73   $           1.10   $          1.08
assuming dilution                              Pro forma                $          1.66   $           1.05   $          1.03

The Company adopted the Bank's 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as Non-Qualified Stock options under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of grant. Options granted vest at a rate of 25 percent per year for four years, and expire no later than ten years from the date of grant. The plan provided for issuance of up to 151,204 shares (after giving retroactive effect for a 4% stock dividend in 1999 and a 5% stock dividend in
2000) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors. The Bank's 1990 stock option plan expired in July 2000.

No options were granted during 1998 and 1999 and 2000.

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 2000.

                                                2000                          1999                         1998
                                     --------------------------    --------------------------    --------------------------
                                                     Weighted-                     Weighted-                     Weighted-
                                                      Average                       Average                       Average
                                                     Exercise                      Exercise                      Exercise
                                       Shares          Price         Shares          Price        Shares          Price
                                     -----------    -----------    -----------    -----------   -----------    -----------
Outstanding at beginning  of year       45,625         $3.93         76,191          $3.93       108,926           $3.86
Granted
Cancelled                                 (407)        $9.77           (922)         $9.77          (613)          $9.77
Exercised                              (22,759)        $3.92        (29,644)         $3.66       (32,122)          $3.57
                                     -----------                   ----------                   -----------
Outstanding at end of year              22,459         $3.84         45,625          $3.93        76,191           $3.93
                                     ===========                   ==========                   ===========

Options available for granting at
  end of year                            -                            1,538                          616
Options exercisable at year-end         22,152         $3.77         44,408          $3.78        73,445           $3.71
Weighted-average fair value
  of options granted during the year     -                            -                            -



                        Options Outstanding                                              Options Exercisable
----------------------------------------------------------------------------    -----------------------------------
                                        Weighted-             Weighted-                              Weighted-
                                         Average               Average                               Average
    Exercise          Number            Remaining             Exercise              Number           Exercise
     Price         Outstanding       Contractual Life          Price              Exercisable          Price
----------------  ---------------  ---------------------  ------------------    ---------------  ------------------
     $3.51           21,230               2.08                $3.51                 21,230             $3.51
     $9.77            1,229               6.51                $9.77                    921             $9.77
                  ------------                                                  -------------
                     22,459                                                         22,151
                  ============                                                  =============

The Company adopted the Bank's 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as "Non-Qualified Stock Options" under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 175,866 shares (after giving retroactive effect for a 4% stock dividend in 1999 and a 5% stock dividend in
2000) of the Company's unissued common stock and is subject to the specific approval of the Board of Directors.

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan. Under this amendment, the plan provides for issuance of up to 104,214 additional shares (after giving retroactive effect for a 5% stock dividend in 2000) of the Company's common stock.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free rates of 5.17%, 6.60% and 4.8%, dividend yields of 0% for all years presented, expected life of eight years; and volatility of 28%, 30% and 25%.

The following summarizes information about the 1997 stock option plan outstanding at December 31, 2000. These tables have been retroactively adjusted for the 4% stock dividend in 1999 and the 5% stock dividend in 2000.

                                                        2000                       1999                       1998
                                              -------------------------  -------------------------  --------------------------
                                                            Weighted-                  Weighted-                  Weighted-
                                                             Average                    Average                    Average
                                                            Exercise                   Exercise                    Exercise
                                                Shares        Price        Shares        Price        Shares        Price
                                              -----------  ------------  -----------  ------------  ------------ -------------
Outstanding at beginning of year                 169,381        $11.27      142,502         $9.97       151,948         $9.77
Granted                                           31,500        $14.82       37,275        $15.57         7,098        $13.87
Cancelled                                         (3,610)       $12.30       (6,552)        $9.77       (12,448)        $9.77
Exercised                                         (1,006)       $10.88       (3,844)        $9.91        (4,096)        $9.77
                                              -----------                -----------                ------------
Outstanding at end of year                        196,265       $11.82      169,381        $11.27       142,502         $9.97
                                              ===========                ===========                ============

Options available for grant end of year           74,873                    102,763                      29,269
Options exercisable at year-end                   82,957        $10.45       50,100         $9.91        27,081         $9.77
Weighted-average fair value of
  options granted during the year                  $6.77                      $8.10                       $3.61

                           Options Outstanding                                                 Options Exercisable
-------------------------------------------------------------------------------------  -------------------------------------
                                                     Weighted-           Weighted-                              Weighted-
                                                      Average             Average                                Average
        Exercise                 Number              Remaining            Exercise            Number            Exercise
          Price               Outstanding         Contractual Life         Price           Exercisable            Price
-----------------------  -------------------  -----------------------  --------------  -------------------  ----------------
          $9.77                 123,043                 6.51                $9.77             72,986               $9.77
     $13.5 - $15.83              69,722                 8.54               $15.16              9,971              $15.45
         $17.25                   3,500                 9.65               $17.25               -                 $17.25
                              -----------                                                  ------------
                                196,265                                                       82,957
                              ===========                                                  ============


NOTE #15 - RELATED PARTY TRANSACTIONS

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Company. These loans were made and deposits were taken in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:

                                                                                              2000               1999
                                                                                        -----------------  -----------------
Outstanding Balance, Beginning of year                                                         $ 292,540          $ 698,732
Additional loans made                                                                            350,000            218,911
Repayments                                                                                      (430,719)          (625,103)
                                                                                        -----------------  -----------------
Outstanding Balance, End of year                                                               $ 211,821          $ 292,540
                                                                                        =================  =================


Deposits from related parties held by the Bank at December 31, 2000 and 1999 amounted to approximately $1,684,000 and $2,026,000, respectively.

NOTE #16 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

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

NOTE #17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2000 and 1999. SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                       2000                                1999
                                                         --------------------------------   --------------------------------
                                                            Carrying                          Carrying
                                                             Amount         Fair Value         Amount           Fair Value
                                                         ---------------  ---------------   ----------------  --------------
Assets
  Cash and cash equivalents                                 $24,035,534      $24,168,338       $18,359,073      $18,359,073
  Investment bearing deposits                                   198,000          198,000           375,255          375,255
  Investment and mortgage-backed securities                  16,594,105       16,594,105        19,058,804       19,058,804
  Loans receivable                                          135,000,547      132,435,464       104,152,682      108,896,652
  Loans held for sale                                         2,474,542        2,474,542           120,382          120,382
  Accrued interest receivable                                 1,107,598        1,107,598           796,852          796,852

Liabilities
  Non-interest bearing deposits                              51,821,234       51,821,234        39,901,884       39,901,884
  Interest bearing deposits                                 115,875,656      116,134,080        93,059,689       93,252,991
  Notes Payable                                               1,050,000        1,050,000           350,000          350,000
  Repurchase agreements                                                                          2,211,000        2,211,000
  Accrued interest payable                                      907,544          907,544           520,742          520,742


                                                              Notional       Cost to Cede         Notional       Cost to Cede
                                                               Amount         or Assume            Amount          or Assume
                                                              --------       -----------          --------       ------------
Off-Balance Sheet Instruments
  Commitments to extend credit and
    standby letters of credit                               $44,696,284        $ 446,963         $40,526,310      $ 405,263

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

o   CASH AND CASH EQUIVALENTS

    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

o   INTEREST BEARING DEPOSITS

    Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

o   INVESTMENT AND MORTGAGE-BACKED SECURITIES

    Fair values are based upon quoted market prices, where available.

o   LOANS AND LOANS HELD FOR SALE

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

o   DEPOSITS

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

o   LONG-TERM DEBT - NOTES PAYABLE

    The fair value disclosed for notes payable is based on carrying amounts. The note is a variable-rated note that reprices frequently.

o   REPURCHASE AGREEMENTS

    The fair value disclosed for repurchase agreements is based on carrying amount. These agreements are short-term and the carrying amount approximates the fair value.

o   OFF-BALANCE SHEET INSTRUMENTS

    Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

NOTE #18 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. Share information has been retroactively adjusted for the stock dividend as discussed in Note #24.

                                                 2000                           1999                          1998
                                     ------------------------------ ----------------------------- ------------------------------
                                          Net                            Net                           Net
                                         Income         Shares         Income         Shares          Income         Shares
                                     --------------- -------------- -------------- -------------- ----------------  -------------
Net income as reported                   $2,244,020                    $1,430,928                     $1,346,595
Shares outstanding at year-end                           1,224,999                     1,201,496                      1,168,212
Impact of weighting shares
 purchased during the year                                  (9,195)                      (19,203)                       (26,572)
                                     --------------- -------------- -------------- -------------- ----------------  ------------
Used in Basic EPS                         2,244,020      1,215,804      1,430,928      1,182,293       1,346,595      1,141,640
Dilutive effect of outstanding
 stock options                                              82,029                       126,237                        109,948
                                     --------------- -------------- -------------- -------------- ----------------  ------------
Used in Dilutive EPS                     $2,244,020      1,297,833     $1,430,928      1,308,530      $1,346,595      1,251,588
                                     =============== ============== ============== ============== ================  ============

NOTE #19 - OTHER INCOME/EXPENSE

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2000, 1999 and 1998:

                                                                           2000               1999               1998
                                                                      ----------------   ----------------   ----------------
Fees and Other Income
  ATM transaction fees                                                    $ 2,896,700        $ 2,421,635        $ 3,380,117
  ATM interchange income                                                      695,017            629,711            767,192
  ATM sponsorship fees                                                         17,785             82,501            115,516
  Bankcard merchant fees                                                      110,483            623,930            757,380
  Mortgage broker fees                                                        318,360            290,940            301,988
  Other                                                                       564,513            638,076            337,396
                                                                      ----------------   ----------------   ----------------
                                                                          $ 4,602,858        $ 4,686,793        $ 5,659,589
                                                                      ================   ================   ================

Other Expenses
  Data processing                                                           1,327,397            930,861            801,943
  Advertising and promotional                                                 323,433            301,388            217,719
  Regulatory fees                                                              64,598             50,517             47,756
  Other professional fees and outside services                                266,172            392,174             58,144
  Legal fees and other litigation expenses                                    210,838            142,515            187,863
  Stationery and supplies                                                     193,921            169,908            107,595
  Bankcard merchant expense                                                                      573,324            864,970
  Director fees                                                               188,728            174,645            158,476
  ATM costs at gaming sites                                                 1,374,108          1,149,478          2,076,345
  ATM costs at retail sites                                                 1,203,674            930,649            680,448
  Other                                                                       538,711            543,842            551,160
                                                                      ----------------   ----------------   ----------------
    Total                                                                 $ 5,691,580        $ 5,359,301        $ 5,752,419
                                                                      ================   ================   ================


NOTE #20 - OPERATING SEGMENTS

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

The segments consist of the Bank and four separately classified components within the EFT Department referred to as networks. The Bank offers traditional banking products such as checking, savings, and certificates of deposit, as well as mortgage, commercial, and consumer loans. As of December 31, 2000, the EFT Department has installed 60 automatic teller machines located in retail outlets and gaming facilities. Income is based upon total customer usage of the machines and the applicable transaction charge. Income is allocated to the Bank via contractual agreement. The Bank measures segment profit as operating net income which is defined as income before provision for income taxes.

Presented below is comparative financial information relating to the Bank's operating segments:

                                                                                                                Total
                                                                       EFT                                    Operating
                                                                   Department               Bank              Segments
                                                                ------------------   -------------------  ------------------
FISCAL YEAR ENDED DECEMBER 31, 2000
      Revenues                                                         $3,654,553           $15,997,798         $19,652,351
      Depreciation and amortization                                        99,864               596,544             696,408
      Operating income                                                    491,542             1,796,260           2,287,712
      Total assets                                                      4,415,253           178,980,170         183,395,423

                                                                                                                Total
                                                                       EFT                                    Operating
                                                                   Department               Bank              Segments
                                                                ------------------   -------------------  ------------------
FISCAL YEAR ENDED DECEMBER 31, 1999
      Revenues                                                         $4,152,475           $11,205,259         $15,357,734
      Depreciation and amortization                                       133,222               657,640             790,862
      Operating income                                                    958,484             1,383,796           2,342,280
      Total assets                                                      6,700,862           139,515,240         146,216,102

                                                                                                                Total
                                                                       EFT                                    Operating
                                                                   Department               Bank              Segments
                                                                ------------------   -------------------  ------------------
FISCAL YEAR ENDED DECEMBER 31, 1998
      Revenues                                                         $5,085,276           $ 9,266,192         $14,351,468
      Depreciation and amortization                                         2,247               564,806             567,053
      Operating income                                                  1,069,050             1,138,141           2,207,191
      Total assets                                                      7,999,357           122,610,685         130,610,042


NOTE #21 - DIVIDENDS

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

On March 21, 2000, the Board of Directors declared a 5% stock dividend payable on April 17, 2000 to stockholders of record on April 3, 2000. Cash was paid in lieu of fractional shares at the rate of $15.00 per share and amounted to $3,923.

NOTE #22 - CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP
           (PARENT COMPANY)

                                   BALANCE SHEETS

                                                                                           2000                1999
                                                                                     ---------------     -----------------
ASSETS
  Cash                                                                                    $  51,190            $ 115,369
  Prepaid and other assets                                                                  423,111              336,104
  Property and premises                                                                     684,268              698,980
  Investment in subsidiaries                                                             13,351,030            9,745,842
                                                                                        -----------          -----------
      Total Assets                                                                      $14,509,599          $10,896,295
                                                                                        ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                                                           1,050,000              350,000
  Other Liabilities                                                                           4,590                4,133
                                                                                        -----------          -----------
      Total Liabilities                                                                   1,054,590              354,133
                                                                                        -----------          -----------
  Stockholders' Equity
    Common stock                                                                          6,305,233            5,288,179
    Retained earnings                                                                     7,149,776            5,253,983
                                                                                        -----------          -----------
      Total Stockholders' Equity                                                         13,455,009           10,542,162
                                                                                        -----------          -----------
      Total Liabilities and
       Stockholders' Equity                                                             $14,509,599          $10,896,295
                                                                                        ============         ============

NOTE #22 - CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP PARENT COMPANY, (CONTINUED)

                              STATEMENTS OF INCOME

                                                                          2000                 1999                1998
                                                                    ------------------   -----------------   -----------------
INCOME
  Equity in undisbursed income of subsidiary                               $2,287,712          $1,523,690         $ 1,423,886
  Other                                                                        56,700              42,525
                                                                    ------------------   -----------------   -----------------
    Total Income                                                            2,344,412           1,566,215           1,423,886
                                                                    ------------------   -----------------   -----------------
EXPENSE
  Salary expense                                                               41,194              30,498              35,284
  Equipment expense                                                            14,712              13,180
  Other professional fees and outside services                                 16,084              52,024              44,930
  Interest expense                                                             35,856              43,615              12,632
  Other                                                                        22,908              60,432              39,724
                                                                    ------------------   -----------------   -----------------
    Total Expense                                                             130,754             199,749             132,570
                                                                    ------------------   -----------------   -----------------
    Total Operating Income                                                  2,213,658           1,366,466           1,291,316

Tax benefit of parent                                                         (30,362)            (64,462)            (55,279)
                                                                    ------------------   -----------------   -----------------

    Net Income                                                             $2,244,020          $1,430,928         $ 1,346,595
                                                                    ==================   =================   =================

NOTE #22- CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP PARENT
          COMPANY, (CONTINUED)

                             STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000                1999                1998
                                                                   -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $ 2,244,020         $ 1,430,928         $ 1,346,595
  Adjustments to Reconcile Net Income
    to Net Cash Provided By Operating Activities
    Depreciation                                                            14,712              13,180
    Increase in other assets                                               (87,007)            (49,381)           (197,699)
    Increase/(decrease) in other liabilities                                   457              (8,916)              4,399
    Undistributed income of subsidiary                                  (2,287,712)         (1,523,690)         (1,423,886)
                                                                   -----------------   -----------------   -----------------
      Net Cash Used In
        Operating Activities                                              (115,530)           (137,879)           (270,591)
                                                                   -----------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and premises                                                           (305,427)           (406,733)
                                                                   -----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends declared                                                                                         (519,850)
  Cash dividends received                                                                      705,276             665,355
  Cash paid in lieu of fractional shares                                    (3,923)             (3,025)
  Additional contributed capital                                          (800,000)                               (700,000)
  Increase (decrease) in long-term borrowings                              700,000            (400,000)            750,000
  Proceeds from the exercise of options                                    155,274             148,263             289,684
                                                                   -----------------   -----------------   -----------------
    Net Cash Provided By
     Financing Activities                                                   51,351             450,514             485,189
                                                                   -----------------   -----------------   -----------------

NET INCREASE/(DECREASE) IN CASH                                            (64,179)              7,208            (192,135)

CASH, Beginning of year                                                    115,369             108,161             300,296
                                                                   -----------------   -----------------   -----------------

CASH, End of year                                                        $  51,190          $  115,369          $  108,161
                                                                   =================   =================   =================

ITEM 8.   CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                            NONE.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

(3.1b)            Amendment to the Articles of Incorporation filed with the Secretary of State on October 16,
                  1997.

(3.2)             Bylaws incorporated by reference from Exhibit 3.2 to Registration Statement on Form S-4 No.
                  33-77504, filed with the SEC on April 8, 1994.

(4.1)1.1.1.       Specimen form of Heritage Oaks Bancorp stock certificate incorporated by reference from Exhibit
                  4.1 to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April 8, 1994.

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

*(10.9)           401(k) Pension and Profit Sharing Plan filed with the SEC in the Company's 10K Report for the year ended December 31, 1994.

*(10.10)          Heritage Oaks Bancorp 1995 Bonus Plan, filed with the SEC in the Company's 10K Report for the year ended December 31, 1994.

*(10.11)          Salary Continuation Plan of Heritage Oaks Bank, filed with the SEC in the Company's 10K Report for the year ended December 31, 1994.*

(10.12)           Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company's 10K Report for the year ended December 31, 1994.

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

(10.20)           Lease Agreement for Cambria Branch Office dated February 21, 1997 filed with the SEC in the
                  Company's 10KSB reported for the year ended December 31,1996.

(10.21)           1997 Stock Option Plan incorporated by reference from Exhibit 4a to Registration Statement on
                  Form S-8 No. 333-31105 filed with the SEC on July 11, 1997 as amended, incorporated by reference, from Registration Statement on Form S-8, File No. 333-83235 filed with the SEC on July 20, 1999.

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

(10.24)           Santa Maria lease commencing November 1, 1998.

(10.24)           Service agreement with Online Resources and Communication Corp. dated December 18, 1998 (internet banking product for customers).

(10.25)           Master data processing agreement with Mid West payment Systems, Inc. commencing October 1, 1998.

(10.26)           Salary Continuation Agreement with Margaret A. Torres, filed with the SEC in the Company's 10K
                  Report for the year ended December 31, 1999.

(10.27)           Atascadero Branch Lease entered into on March 31, 1999, filed with the SEC in the Company's 10KSB reported for the year ended December 31,1999.

(10.28)           Service Bureau Processing Agreement entered into between Alltel Information Services, Inc. and Heritage
                  Oaks Bank, dated August 1, 1999. Filed with the SEC in the Company's 10KSB reported for the year ended December 31, 1999.

(10.29)           ASSET PURCHASE AGREEMENT entered into between Travelex America, Inc. and Heritage Oaks Bank, dated
                  November 21 , 2000 filed with the SEC in the Company's 10KSB reported for the year ended
                  December 31, 2000.

(10.30)           Heritage Oaks Bancorp Bylaws as amended November 16, 2000 filed with the SEC in the Company's 10KSB for the year ended December 31, 2000.

(21)              Subsidiaries of Heritage Oaks Bancorp. Heritage Oaks Bank is the only subsidiary of Heritage
                  Oaks Bancorp.

(23)              Consent of Independent Accountants

*Denotes management contracts, compensatory plans or arrangements.


Reports on Form 8-K:

During the fourth quarter of 2000, the Company did not file any reports on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP


By: /s/ Lawrence P. Ward
LAWRENCE P. WARD
President and Chief Executive officer
Dated: March 21, 2001


By: /s/ Margaret A. Torres
Executive Vice President and Chief Financial officer
Dated: March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Dated: March 21, 2001


/s/ B.R. Bryant                     Chairman of the                    March 21, 2001
B.R. BRYANT                         Board of
                                    Directors

/s/ Donald H. Campbell              Vice Chairman                      March 21, 2001
DONALD H. CAMPBELL                  of the Board
                                    of Directors

/s/ Kenneth Dewar                   Director                           March 21, 2001
KENNETH DEWAR

/s/ Dolores T. Lacey                Director                           March 21, 2001
DOLORES T. LACEY

/s/ Merle F. Miller                 Director                           March 21, 2001
MERLE F. MILLER

/s/ John Palla                      Director                           March 21, 2001
JOHN  PALLA

/s/ Ole K. Viborg                   Director                           March 21, 2001
OLE K. VIBORG

/s/ Lawrence P. Ward                Director                           March 21, 2001
LAWRENCE P. WARD

/s/ David Weyrich                   Director                           March 21, 2001
DAVID WEYRICH

EXHIBIT INDEX

Exhibit
Sequential
Number    Description
(10.29)   ASSET PURCHASE AGREEMENT entered into between Travelex America, Inc. and Heritage Oaks Bank, dated November 21, 2000 filed with the SEC in the Company's 10KSB reported for the year ended December 31, 2000.

(10.30)   Heritage Oaks Bancorp Bylaws as amended November 16, 2000 filed with the SEC in the Company's
          10KSB for the year ended December 31, 2000.

23        Consent of Independent Accountants