Form 10QSB
period 2001-03-31
HERITAGE OAKS BANCORP
filed 2001-05-08
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________to

Commission File No. 0-25020

HERITAGE OAKS BANCORP
(Exact name of registrant as specified in charter)

STATE OF CALIFORNIA	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Code)

545 12th STREET, PASO ROBLES, CA	93446
(Address of principal office)	(zip code)
(805) 239-5200
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
YES ☒ NO ☐

Aggregate market value of Common Stock of Heritage Oaks Bancorp at April 1, 2001: $27,198,045.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,295,145 shares outstanding at April 1, 2001.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS

	31-Dec-00 (1)	31-Mar-01 (Unaudited)
ASSETS
Cash and due from banks	$19,435,534	$16,391,899
Federal funds sold	4,600,000	14,175,000

Total cash and cash equivalents	24,035,534	30,566,899

Interest bearing deposits other banks	198,000	198,000

Securities Available for sale	16,212,505	14,839,031

Federal Home Loan Bank Stock, cost	381,600	387,900
Loans Held For Sale	2,474,542	3,666,250
Loans, net (see note 3)	133,680,029	133,433,248

Property, premises and equipment, net	3,062,815	2,877,047
Other real estate owned	0	0
Cash surrender value life insurance	1,369,549	2,542,490
Deferred Tax Asset	998,754	877,833
Other assets	1,674,697	1,393,842

TOTAL ASSETS	$184,088,025	$190,782,540

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Deposits:
Demand, non-interest bearing	$51,821,233	56,052,780
Savings, NOW, and money market deposits	63,715,930	62,656,597
Time deposits of $100,000 or more	7,659,791	4,490,106
Time deposits under $100,000	44,499,935	50,309,851
Total deposits	167,696,889	173,509,334

Other borrowed money	1,050,000	1,050,000
Securities sold under agreement to repurchase	0	0
Other liabilities	1,886,127	1,947,449
Total liabilities	170,633,016	176,506,783

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 1,224,999 and 1,295,145 for December 31, 2000 and March 31, 2001, respectively	6,305,233	7,489,361
Accumulated other comprehensive income	(141,364)	40,017
Retained earnings	7,291,140	6,746,379
Total stockholders' equity	13,455,009	14,275,757

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$184,088,025	$190,782,540

(1)  These numbers have been derived from the audited financial statements.
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31,

	2000	2001
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$2,768,281	$3,442,390
Investment securities	270,645	220,289
Federal funds sold and commercial paper	8,496	63,498
Time certificates of deposit	2,788	2,530
Total interest income	3,050,210	3,728,707

Interest Expense:

Now accounts	159,765	204,963
MMDA accounts	46,156	83,160
Savings accounts	76,395	77,071
Time deposits of $100,000 or more	122,784	38,009
Other time deposits	379,815	695,849
Other borrowed funds	72,224	39,773
Total interest expense	857,139	1,138,825

Net Interest Income Before Prov. for Possible Ln Losses	2,193,071	2,589,882
Provision for loan losses	57,000	150,000
Net interest income after provision for loan losses	2,136,071	2,439,882

Non-interest Income:
Service charges on deposit accounts	232,618	278,087
Investment securities gains (losses), net	(2,188)	(1,606)
Other income	1,104,357	1,561,735
Total Non-interest Income	1,334,787	1,838,216

Non-interest Expense:
Salaries and employee benefits	1,001,914	1,065,814
Occupancy and equipment	416,036	511,313
Other expenses	1,250,217	1,780,142
Total Noninterest Expenses	2,668,167	3,357,269
Income before provision for income taxes	802,691	920,829
Provision for applicable income taxes	296,587	324,410
Net Income	$506,104	$596,419

Earnings per share: (See note #4)
Basic	$0.40	$0.46
Fully Diluted	$0.36	$0.43
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS
Periods ended March 31,
	2000	2001
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$506,104	$596,419
Adjustments to reconcile net income tonet cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	180,424	286,990
Provision for possible loan losses	57,000	150,000
Provision for possible OREO losses	0	0
Realized (gain) loss on sales of available-for-sale securities, net	(2,188)	(1,606)
Gain on sales of property, premise and equipment	1,979	0
Amortization of premiums/discounts oninvestment securities, net	(37,905)	(112,603)
(Increase)/decrease in loans held for sale	(581,588)	(1,191,708)
(Increase)/decrease in deferred tax asset	22,211	120,921
(Increase)/decrease in other assets	(465,451)	257,914
Increase/(decrease) in other liabilities	339,895	61,322
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,481	167,649
Cash Flows From Investing Activities
Purchase of securities held-to-maturity
Purchase of mortgage-backed securities held-to-maturity
Purchase of securities available-for-sale	(13,016)	(14,938)
Purchase of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturitiesof securities held-to-maturity	0	0
Proceeds from principal reductions and maturitiesof mortgage-backed securities held-to-maturity	0	0
Proceeds from sales of securities available-for-sale	0	0
Proceeds from principal reductions and maturitiesof securities available-for-sale	1,330,864	1,527,695
Proceeds from sales of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturitiesof mortgage-backed securities available-for-sale	0	0
Net change in interest bearing deposits in other financial institutions	0	0
Purchase of life insurance policies	0	(1,150,000)
Proceeds from sale of other real estate owned
Recoveries on loans previously written off	0	0
Increase in loans, net	(13,027,305)	246,781
Purchase of property, premises and equipment, net	(118,564)	(101,215)
NET CASH USED IN INVESTING ACTIVITIES	(11,828,021)	508,323
Cash Flows From Financing Activities
Increase in deposits, net	$8,599,241	$5,812,445
Net increase/(decrease) in other borrowings	4,999,000	0
Net (decrease)/increase in notes payable	0	0
Proceeds from exercise of stock options	41,316	47,507
Cash paid in lieu of fractional shares	0	(4,559)
Cash dividends paid or declared
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,639,557	5,855,393
Net (Decrease)/Increase in Cash and Cash Equivalents	1,832,017	6,531,365
Cash and Cash Equivalents, Beginning of year	18,359,073	24,035,534
Cash and Cash Equivalents, End of year	$20,191,090	$30,566,899
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
March 31, 2000 and March 31, 2001
(Unaudited)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity

Balance December 31, 1999	1,144,282	$5,288,179	$5,912,823	($658,840)	$10,542,162

Exercise of Stock Options	9,997	41,316	0		41,316

5% Stock Dividend to be distributed April 17, 2000	57,713	865,695	(865,695)		0

Comprehensive Income
Net Income			506,104		506,104
Unrealized Security Holding Gains (Net of $8,374 tax)				(12,561)
Total Other Comprehensive Income					(12,561)
Total comprehensive Income					493,543

Balance March 31, 2000	1,211,992	$6,195,190	$5,553,232	($671,401)	$11,077,021

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity

Balance December 31, 2000	1,224,999	$6,305,233	$7,291,140	($141,364)	$13,455,009

Exercise of Stock Options	8,707	47,507	0		47,507

5% Stock Divident to be distributed March 30, 2001	61,439	1,136,621	(1,136,621)		0
Cash Paid in lieu of Fractional Shares			(4,559)		(4,559)

Comprehensive Income
Net Income			596,419		596,419
Unrealized Security Holding Gains (Net of $120,919 tax)				181,381
Total Other Comprehensive Income					181,381
Total comprehensive Income					777,800

Balance March 31, 2001	1,295,145	$7,489,361	$6,746,379	$40,017	$14,275,757

NOTES TO CONSOLIDATED CONDENSED FINANACIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2000 and March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 2001.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to shareholders. The results for the three months ended March 31, 2000 and March 31, 2001 may not necessarily be indicative of the operating results for the full year.

Note 2: INVESTMENT SECURITIES

The Company accounts for Investment Securities in accordance SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" , that addresses the accounting for investments in equity securities that have readily deteminable fair values and for investments in all debt securities.  Securities are classified in three categories and accounted for as follows: debit and equity securities that the company has the positive intent and ability to hold to maturity are classified as  held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.  Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at March 31, 2001 and December 31, 2000 were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2001	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,108,943	$9,617	($4,956)	$1,113,604
Mortgage-backed securities	7,710,476	22,920	(139,755)	7,593,641
Obligations of State and Political Subdivisions	5,944,279	181,140	(2,271)	6,123,148
Other Securities	8,638	0	0	8,638
TOTAL	$14,772,336	$213,677	($146,982)	$14,839,031

December 31, 2000		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$2,392,808	$0	($76,721)	$2,316,087
Mortgage-backed securities	7,958,658	6,468	(239,825)	7,725,301
Obligations of State and Political Subdivisions	6,088,006	90,786	(16,313)	6,162,479
Other Securities	8,638	0	0	8,638
TOTAL	$16,448,110	$97,254	($332,859)	$16,212,505

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

	December 31,	March 31,
	2000	2001

Commercial, financial, and agricultural	$42,931,015	$42,165,556
Real estate-construction	18,599,452	18,584,818
Real estate-mortgage	70,550,560	70,859,172
Installment loans to individuals	3,246,214	3,589,848
All other loans (including overdrafts)	160,779	220,632
	135,488,020	135,420,026

Less - deferred loan fees	(487,473)	(517,445)
Less - reserve for possible loan losses	(1,320,518)	(1,469,333)

Total loans	$133,680,029	$133,433,248

Loans Held For Sale	$2,474,542	$3,666,250

Concentration of Credit Risk

At March 31, 2001, $89,443,990 of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $991,230 and $760,126 at December 31, 2000 and March 31, 2001, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $115,603 and $37,642, for the period ended December 31, 2000 and March 31, 2001, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

	December 31,	March 31,
	2000	2001

Balance at beginning of year	$1,241,016	$1,320,518
Additions charged to operating expense	519,000	150,000
Loans charged off	(458,920)	(1,500)
Recoveries of loans previously charged off	19,422	315
Balance at end of year	$1,320,518	$1,469,333

At March 31, 2001, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $1,050,142 and undisbursed loan commitments in the amount of $37,079,000. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

In accordance with SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan", those loans identified as "impaired" are measured on the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the collateralif the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Management believes that the allowance for credit losses at March 31, 2001 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of share used for calculating basic and diluted for March 31, 2000 was 1,201,701 and 1,320,354, respectively. The total number of shares used for calculating basic and diluted for March 31, 2001 was 1,289,392 and 1,386,847, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of March 31, 2001, total consolidated assets of Heritage Oaks Bancorp were $190,782,540 compared to $184,088,025 at December 31, 2000.  This reflects an increase of 3.64%. The growth in the first quarter of 2001 is significantly less than the 9.83% growth in the first quarter of 2000. This comes as no surprise given the economic slowdown being experienced throughout the nation as well as the Bank’s primary market area. Management anticipates growth for the year 2001 to be about 15% growth.

Total cash at March 31, 2001 was $16,391,899 compared to $19,435,534 at December 31, 2000. The decrease of $3,043,635 or 15.66% is due to the Bank divesting itself of 36 ATM sites. As of March 31, 2001, the Bank was operating approximately 29 ATMs compared to approximately 65 ATMs at December 31, 2000. This will be discussed in more detail within this document.

Total net loans at March 31, 2001 were $133,433,428 compared to $133,680,029 at December 31, 2000. The Bank has been experiencing some pay-off activity along with less than robust loan demand. Efforts are ongoing to increase activity to meet expectations of 15% growth for the year.

Securities available for sale, which are carried at market value, were $14,830,393 at March 31, 2001 compared to $16,212,505 at December 31, 2000. Securities available for sale have decreased through security maturity and principal cash flow pay down.

Federal funds sold were $14,175,000 at March 31, 2001 and $4,600,000 at December 31, 2000. Total deposits were  $173,509,334 at March 31, 2001 compared to $167,696,889 at December 31, 2000, which represents an increase of 3.47%. The increase in total deposits is attributable to increased activity with Title Company accounts and growth in the branch offices.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments.  Core deposits of $172,318,629 represented 99.3% of total deposits at March 31, 2001. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At March 31, 2001 and December 31, 2000, the balance of borrowed funds on this line was $1,050,000.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $4.2 million and $2.5 million secured by securities and certain loans, respectively At March 31, 2001, the Bank has no borrowings against those lines.

RESULTS OF OPERATIONS

The Company reported net income for the period ended March 31, 2001 of $596,419 compared to $506,104 for the same period in 2000. Per share earnings on a diluted basis for March 31, 2001 and March 31, 2000 were $0.43 and $0.36, respectively. Basic per share earnings for March 31, 2001 and March 31, 2000 were $0.46 and $0.40, respectively.

Increased year-to-date earnings are the direct result of higher average loans within the existing infrastructure of the Bank and the Bank’s expansion into Arroyo Grande in January 2000.

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

Net interest income for the period ended March 31, 2001 was $2,589,882 as compared to $2,193,071 for the same period in 2000. This represents an improvement of $396,811 or 18.09%. As a percentage of average earning assets, the net interest margin for the first three months of 2001 decreased to 6.48% from 6.77% from the same period one year earlier.  The decrease in net interest margin is primarily due to the three 50 basis point decreases in prime during the first quarter of 2001 and the fact that the Bank’s rate sensitive liabilities re-price at a slower pace than rate sensitive assets.

Average interestearning assets were $159,787,000 at March 31, 2001 compared to $129,503,000 at March 31, 2000.  Average interest-bearing liabilities increased to $115,537,000 at March 31, 2001 from $99,081,000 at March 31, 2000. For the first three months of 2001, the average yield on interest earning assets dropped 9 basis points from the same period in 2000. For the first three months of 2001 prime rate dropped from 9.0% to 7.5% and increased from 8.5% to 9.0% for the same period in 2000. At March 31, 2001 the average rate on interest-bearing liabilities was 3.94% compared to 3.46% at March 31, 2000. During the first two quarters of 2000, loan demand was strong while deposit growth was a challenge for our financial institution along with most other commercial banks in the United States. In order to fund the loan demand, the Bank offered very competitive rates on CDs that increased the cost of funds. However, the Bank still maintains a very favorable net interest margin. These CDs were opened primarily during the second quarter of 2000 and will be maturing throughout 2001. The Bank will have the opportunity to lower its cost of funds upon the maturity of these deposits.

The table on the following page sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2001 and 2000.

AVERAGE BALANCE SHEET INFORMATION FOR MARCH 31,

(dollars in thousands)

	2001			2000
	Average	Average Yield	Amount	Average	Average Yield	Amount
Interest Earning Assets:	Balance	Rate Paid	Interest	Balance	Rate Paid	Interest
Time deposits with other banks	$198	6.06%	$3	$377	3.18%	$3
Investment securities taxable	9,701	6.06%	147	11,941	6.43%	192
Investment securities non-taxable	6,146	4.75%	73	6,228	5.07%	79
Federal funds sold	4,872	5.25%	64	671	4.77%	8
Loans (1) (2)	138,870	9.91%	3,442	110,286	10.04%	2,768

Total interest earning assets	159,787	9.33%	3,729	129,503	9.42%	3,050

Allowance for possible loan losses	(1,386)			(1,271)
Non-earning assets:
Cash and due from banks	15,876			15,886
Property, premises and equipment	3,030			3,410
Other assets	4,496			3,910

TOTAL ASSETS	$181,803			$151,438

Interest -bearing liabilities:
Savings/NOW/money market	61,294	2.38%	365	54,491	2.07%	282
Time deposits	52,064	5.64%	734	39,965	5.03%	503
Other borrowings	2,179	7.34%	40	4,625	6.23%	72

Total interest-bearing liabilities	115,537	3.94%	1,139	99,081	3.46%	857

Non-interest bearing liabilities:
Demand deposits	50,089			40,026
Other liabilities	2,248			1,492

Total liabilities	167,874			140,599

Stockholders' equity
Common stock	6,777			5,302
Retained earnings	7,233			6,262
Valuation Allowance Investments	(81)			(725)

Total stockholders' equity	13,929			10,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,803			$151,438

Net Interest Income			$2,590			$2,193
Net Interest Margin (3)		6.48%			6.77%

(1)	Nonaccrual loans have been included in total loans.

(2)	Loan fees of $129,171 and $165,773 for 2001 and 2000, respectively, have been included in the interest income computation.

(3)	Net interest income has been calculated by dividing the net interest income by total earning assets.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, Mortgage Department and other fees, service charges, and gains on other real estate owned. Non-interest income for the three months ended March 31, 2001 was $1,838,216 compared to $1,334,787 for the same period in 2000. That represents an increase of $503,429 or 37.7%. Income from bankcard merchant fees was $25,697 for the three months ended March 31, 2001 compared to $24,482 for the same period during 2000. Mortgage Department income was $123,307 for the first three months of 2001 compared to $ 55,867 for the same period in 2000. Decreasing interest rates have created a positive environment for mortgage refinancing. The Bank looks for this to continue while interest rates remain low. Service charge income increased from $232,618 during the first three months of 2000 to $278,087 for the threemonths ended March 31, 2001. This increase in service charges is a result of the Bank’s growth in deposit accounts due to branch office expansion in 1999 and 2000.

ATM transaction fees, interchange and other ATM related income were $1,243,621 for the first three months of 2001 compared to $899,178 for the same period in 2000. Approximately 66% of the increased revenue was the result of increased transactions in the Gaming Network, referred to as NANS. However, nearly all of that increase was offset by additional expense to the Gaming site. The total ATM income for 2001 includes the gross revenue obtained in the sale of the HOAK Network (retail sites) that was offset to a great extent by expenses associated with the divestiture. The Bank has been divesting itself of this line of business for the past twelve months by closing unprofitable sites and selling others. By the end of the second quarter of 2001, the remaining NANS Network will consist of 4 locations with 5 ATMs installed.

Other Expense

Non-interest expense was $3,357,269 and $2,668,167 for the three months ended March 31, 2001 and March 31, 2000, respectively. Salaries and employee benefits expense were $1,065,814 and $1,001,914 for the threemonths ended March 31, 2001 and 2000, respectively.  Full time equivalent employees were 94 at March 31, 2001 compared to 92 at March 31, 2000. Occupancy and equipment costs grew to $511,313 for the three months ended March 31, 2001 from $416,036 for the same period of 2000. This represents an increase of $95,277 or 22.9%. Approximately $107,000 of this variance is the result of fully depreciating equipment associated with the sold HOAK ATM Network. Operating expense associated with the ATM network was $874,428 and $605,569 for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $268,859 or 44.4%. Approximately 87% of this variance is due to the re-negotiating of a particular gaming agreement that the Bank will discontinue processing prior to the end of the second quarter in 2001. Expense associated with all other non-interest expense categories was $905,714 and $644,469 for the three months ended March 31, 2001 and 2000, respectively. This represents a variance of $261,245 pr 40.5%. Nearly 40% of that variance is associated with increases in data processing expense due to higher transaction volume. Another 27% of the variance is due to increased outside service costs that include attorney expense and Bank insurance.

LOCAL ECONOMY

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population in the two county areas comprising the Company’s service area, according to the U.S. Bureau of the Census, was estimated at July 1999 to be approximately 644,000. San Luis Obispo County represents about 37% of this total with Santa Barbara County accounting for the remaining approximately 63%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company's service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

CAPITAL

The Company's total stockholders equity was $14,275,757 at March 31, 2001 compared to $13,455,009 at December 31, 2000.  The increase in capital was from net income of $596,419, $47,507 from stock options exercised, $181,381 net change in other comprehensive income related to unrealized security holding gain, net of tax and $($4,559) in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 30, 2001.

Capital ratios for commercial banks in the United States are generally calculated using nine different formulas.  These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as: "Tier One Risk Based Capital Ratio” and the "Total Risk Based Capital Ratio."   These standards were developed through joint efforts of banking authorities from 12 different countries around the world.  The standards essentially take into account the fact that different types of assets have different levels of risk associated with them.  Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

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

Summarized below are the Bank's and Company's capital ratios at March 31, 2001:

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bank	Heritage Oaks Bancorp
Leverage Ratio	4.00%	5.00%	7.78%	7.83%

Tier One Risk Based Captial Ratio	4.00%	6.00%	9.45%	9.68%

Total Risk Based Captial Ratio	8.00%	10.00%	10.43%	10.67%

It is the intent of Management to continue to maintain “well” capitalized ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,000,000 and additionally can borrow money through repurchase agreements with a brokerage firm. During the first quarter of 2001, the average funds borrowed from correspondent banks was $62,222. There were no borrowings through repurchase agreements.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans are pledged as collateral with a combined borrowing capacity of approximately $6.7 million. During the first quarter of 2001, the Bank borrowed $3 million for 30 days using securities as collateral. The bank is able to borrow at a rate that does not significantly impact the net interest margin.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At March 31, 2001, the ratio of liquid assets to deposits and other liabilities was 13.8%. The ratio of gross loans to deposits, another key liquidity ratio, was 80.3% at March 31, 2001.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature.  As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital.  The effect on inflation during the period ended March 31, 2001 has not been significant to the Bank's financial position or result of operations.

PART 2.            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

The Company is not aware of any legal proceeding against it that will have a material effect on the Company’s financial statements.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has nothing to report.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has nothing to report.

ITEM 5.            OTHER INFORMATION

The Company has nothing to report.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.2001	Executive Salary Continuation Agreement dated March 7, 2001 between Heritage Oaks Bank and Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB reported for March 31, 2001.

(b) Reports on Form 8-K.
Michael J. Morris was elected Director to Heritage Oaks Bancorp and Heritage Oaks Bank, as filed with the SEC on February 20, 2001 on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: May 2, 2001

S/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

S/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer
Executive Vice President