Form 10-Q
period 2001-06-30
HERITAGE OAKS BANCORP
filed 2001-08-13
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

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

Aggregate market value of Common Stock of Heritage Oaks Bancorp at July 11, 2001: $28,553,360.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,297,880 shares outstanding at July 11,2001.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS

	31-Dec-2000	30-Jun-2001

ASSETS	(1)	(Unaudited)
Cash and due from banks	$19,435,534	$14,621,921
Federal funds sold	4,600,000	14,500,000

Total cash and cash equivalents	24,035,534	29,121,921

Interest bearing deposits other banks	198,000	198,000

Securities Available for sale	16,212,505	13,595,810
Securities held to maturity (see note 2)	0	0
Federal Home Loan Bank Stock, cost	381,600	221,300
Loans Held For Sale	2,474,542	2,853,265
Loans, net (see note 3)	133,680,029	136,284,490

Property, premises and equipment, net	3,062,815	2,742,510
Other real estate owned	0	0
Cash surrender value life insurance	1,369,549	2,576,028
Other assets	2,673,451	2,297,940

TOTAL ASSETS	$184,088,025	$189,891,264

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$51,821,233	$62,760,859
Savings, NOW, and money market deposits	63,715,930	63,162,931
Time deposits of $100,000 or more	7,659,791	4,107,832
Time deposits under $100,000	44,499,935	43,311,151

Total deposits	167,696,889	173,342,773

Other borrowed money	1,050,000	400,000
Securities Sold under Agreement to Repurchase	0	0
Other liabilities	1,886,127	1,421,639

Total liabilities	170,633,016	175,164,412

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 1,224,999 and 1,297,880 for December 31, 2000 and June 30, 2001, respectively.	6,305,233	7,510,438
Accumulated other comprehensive income	(141,364)	(48,539)
Retained earnings	7,291,140	7,264,953

Total stockholders' equity	13,455,009	14,726,852

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$184,088,025	$189,891,264

(1)	These numbers have been derived from the audited financial statements. See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30,

	2000	2001
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$3,062,065	$3,312,484
Investment securities	265,749	192,941
Federal funds sold and commercial paper	64,131	147,131
Time certificates of deposit	4,694	4,430

Total interest income	3,396,639	3,656,986

Interest Expense:

Now accounts	190,940	143,409
MMDA accounts	42,540	55,420
Savings accounts	76,221	59,385
Time deposits of $100,000 or more	109,247	100,079
Other time deposits	501,008	587,180
Other borrowed funds	118,428	12,592

Total interest expense	1,038,384	958,065

Net Interest Income Before Prov. for Possible Loan Losses	2,358,255	2,698,921
Provision for loan losses	57,000	150,000

Net interest income after provision for loan losses	2,301,255	2,548,921

Non-interest Income:
Service charges on deposit accounts	267,767	288,134
Investment securities gains (losses), net	0	0
Other income	1,161,267	834,853

Total Non-interest Income	1,429,034	1,122,987

Non-interest Expense:
Salaries and employee benefits	1,040,958	1,129,929
Occupancy and equipment	377,832	372,138
Other expenses	1,576,286	1,376,637

Total Noninterest Expenses	2,995,076	2,878,704
Income before provision for income taxes	735,213	793,204
Provision for applicable income taxes	201,745	274,508

Net Income	$533,468	$518,696

Earnings per share: (See note #4)
Basic	$0.42	$0.40
Fully Diluted	$0.38	$0.37

See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30,

	2000	2001
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$5,830,346	$6,754,873
Investment securities	538,655	413,233
Federal funds sold and commercial paper	72,627	210,630
Time certificates of deposit	5,222	6,960

Total interest income	6,446,850	7,385,696

Interest Expense:

Now accounts	350,705	348,372
MMDA accounts	88,696	138,580
Savings accounts	152,615	136,456
Time deposits of $100,000 or more	232,030	138,088
Other time deposits	880,824	1,283,029
Other borrowed funds	190,651	52,364

Total interest expense	1,895,521	2,096,889

Net Interest Income Before Prov. for Possible Loan Losses	4,551,329	5,288,807
Provision for loan losses	114,000	300,000

Net interest income after provision for loan losses	4,437,329	4,988,807

Non-interest Income:
Service charges on deposit accounts	500,385	566,221
Investment securities gains (losses), net	-2,188	-1,606
Other income	2,265,624	2,396,588

Total Non-interest Income	2,763,821	2,961,203

Non-interest Expense:
Salaries and employee benefits	2,042,872	2,195,744
Occupancy and equipment	793,868	881,451
Other expenses	2,826,505	3,158,783

Total Noninterest Expenses	5,663,245	6,235,978
Income before provision for income taxes	1,537,905	1,714,032
Provision for applicable income taxes	498,332	598,918

Net Income	$1,039,573	$1,115,114

Earnings per share: (See note #4)
Basic	$0.82	$0.86
Fully Diluted	$0.73	$0.79

See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS
Periods ended June 30,

	2000	2001

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,039,573	$1,115,114
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	352,732	449,937
Provision for possible loan losses	114,000	300,000
Provision for possible OREO losses	0	0
Realized (gain) loss on sales of available-for-sale securities, net	(2,188)	(1,606)
Gain on sales of property, premise and equipment	0	0
Amortization of premiums/discounts on investment securities, net	(79,171)	(66,141)
(Increase)/decrease in loans held for sale	(421,118)	(378,723)
(Increase)/decrease in deferred tax asset	(31,124)	(14,242)
(Increase)/decrease in other assets	(364,717)	(816,726)
Increase/(decrease) in other liabilities	552,889	(371,663)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,160,876	215,950

Cash Flows From Investing Activities
Purchase of securities held-to-maturity
Purchase of mortgage-backed securities held-to-maturity
Purchase of securities available-for-sale	0	0
Purchase of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturities of securities held-to-maturity	0	0
Proceeds from principal reductions and maturities of mortgage-backed securities held-to-maturity	0	0
Proceeds from sales of securities available-for-sale	0	551,532
Proceeds from principal reductions and maturities of securities available-for-sale	2,009,558	2,234,641
Proceeds from sales of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	0	0
Net change in interest bearing deposits in other financial institutions	0	0
Purchase of life insurance policies	0	0
Proceeds from sale of other real estate owned
Recoveries on loans previously written off	0	0
Increase in loans, net	(19,961,967)	(2,845,892)
Purchase of property, premises and equipment, net	(221,656)	(129,632)

NET CASH USED IN INVESTING ACTIVITIES	(18,174,065)	(189,351)

Cash Flows From Financing Activities
Increase in deposits, net	$23,619,857	$5,645,884
Net increase/(decrease) in other borrowings	589,000	(650,000)
Net (decrease)/increase in notes payable	0	0
Proceeds from exercise of stock options	72,755	68,584
Cash paid in lieu of fractional shares	(3,923)	(4,680)
Cash dividends paid or declared

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,277,689	5,059,788

Net (Decrease)/Increase in Cash and Cash Equivalents	7,264,500	5,086,387
Cash and Cash Equivalents, Beginning of year	18,359,073	24,035,534

Cash and Cash Equivalents, End of year	$25,623,573	$29,121,921

See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
June 30, 2000 and June 30, 2001
(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance January 1, 2000	1,144,282	$5,288,179	$5,912,823	$(658,840)	$10,542,162

Exercise of Stock Options	18,961	72,755	0		72,755

Cash dividends paid	0	0	0		0

Stock dividend- 5%	57,452	861,780	(861,780)		0
Cash paid to Shareholders' in Lieu of fractional shares on 5% Stock Dividend			(3,923)		(3,923)

Comprehensive Income
Net Income			1,039,573		1,039,573
Unrealized Security Holding Gains/(Losses) '(net of $44,167 tax)				66,250	66,250
Less Reclassification Adjustment for Losses (net of $875 tax)				(1,313)	(1,313)

Total other comprehensive Income					1,104,510

Balance June 30, 2000	1,220,695	$6,222,714	$6,086,693	$(593,903)	$11,715,504

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance January 1, 2001	1,224,999	$6,305,233	$7,291,140	$(141,364)	$13,455,009

Exercise of Stock Options	11,442	68,584	0		68,584

Cash dividends paid	0	0	0		0

Stock dividend- 5%	61,439	1,136,621	(1,136,621)		0
Cash paid to Shareholders' in Lieu of fractional shares on 5% Stock Dividend			(4,680)		(4,680)

Comprehensive Income
Net Income			1,115,114		1,115,114
Unrealized Security Holding Gains/(Losses) '(net of $61,884 tax)				92,825	92,825

Total other comprehensive Income					1,207,939

Balance June 30, 2001	1,297,880	$7,510,438	$7,264,953	$(48,539)	$14,726,852

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2000, and June 30, 2001 and the results of cash flows for the six months ended June 30, 2000 and 2001 and the results of operations for the three and six months ended June 30, 2000 and 2001.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to shareholders.  The results for the three and six months ended June 30, 2000 and 2001 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at June 30, 2001 and December 31, 2000 were:

June 30, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$1,040,436	$-	$(42,613)	$997,823
Mortgage-backed securities	6,885,744	33,905	(102,287)	6,817,362
Obligations of State and Political Subdivisions	5,741,891	81,205	(51,108)	5,771,988
Other Securities	8,637	0	0	8,637

TOTAL	$13,676,708	$115,110	$(196,008)	$13,595,810

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$2,392,808	$-	$(76,721)	$2,316,087
Mortgage-backed securities	7,958,658	6,468	(239,825)	7,725,301
Obligations of State and Political Subdivisions	6,088,006	90,786	(16,313)	6,162,479
Other Securities	8,638	0	0	8,638

TOTAL	$16,448,110	$97,254	$(332,859)	$16,212,505

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

	December 31, 2000	June 30, 2001

Commercial, financial, and agricultural	$42,931,015	$40,959,283
Real estate-construction	18,599,452	17,838,367
Real estate-mortgage	70,550,560	75,918,868
Installment loans to individuals	3,246,214	3,440,836
All other loans (including overdrafts)	160,779	150,301

	135,488,020	138,307,655

Less - deferred loan fees	(487,473)	(513,730)
Less - reserve for possible loan losses	(1,320,518)	(1,509,435)

Total loans	$133,680,029	$136,284,490

Loans Held For Sale	$2,474,542	$2,853,265

Concentration of Credit Risk

At June 30, 2001, approximately $89,150,012 of the Bank's loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in San Luis Obispo County.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $991,230 and $601,192 at December 31, 2000 and June 30, 2001,respectively.  Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $115,603 and $54,487 for the period ended December 31, 2000 and June 30, 2001, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

	December 31, 2000	June 30, 2001

Balance at beginning of year	$1,241,016	$1,320,518
Additions charged to operating expense	519,000	300,000
Loans charged off	(458,920)	(112,789)
Recoveries of loans previously charged off	19,422	1,706

Balance at end of year	$1,320,518	$1,509,435

At June 30, 2001, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $989,933 and undisbursed loan commitments in the amount of $40,982,000.  The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.  Standby letters of  credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

Management believes that the allowance for credit losses at June 30, 2001 is prudent and warranted, based on information currently available.  However, no prediction of the ultimate level of loans charged-off in future years can be made any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents.  Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options.  The total number of share used for calculating basic and diluted earnings for the six months ended June 30, 2000 was 1,267,772 and 1,424,073, respectively.  The total number of shares used for calculating basic and diluted earnings for the three months ended June 30, 2000 was 1,270,162 and 1,403, 863, respectively.  The total number of share used for calculating basic and diluted earnings for the six months ended June 30, 2001 was 1,293,661 and 1,400,827, respectively.  The total number of shares used for calculating basic and diluted earnings for the three months ended June 30, 2001 was 1,297,883 and 1,409,414, respectively.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Oaks Bancorp (the "Company") commenced operations on November 15, 1994 with the acquisition of Heritage Oaks Bank (the "Bank").  Each shareholder of the Bank received one share of stock in the Company in exchange for each share of Heritage Oaks Bank stock owned.  The Bank became a wholly owned subsidiary of the Company.  The Bank is the only active subsidiary owned by the Company.

SUMMARY OF FINANCIAL RESULTS

As of June 30, 2001, total consolidated assets of Heritage Oaks Bancorp were $189,891,264 compared to $184,088,025 at December 31, 2000.  This reflects an increase of 3.15%. This moderate growth is reflective of the current economic slowdown. Further evidence of the changed economic environment is the minimal growth in net loans of only 1.95%.

Total cash at June 30, 2001 was $14,621,921, down from $19,435,534 at December 31, 2000. This decrease reflects the Bank’s sale of the ATM Retail Network along with the reduction through attrition of the ATM Gaming Network. This will be discussed in more detail within this document. As of June 30, 2001, the Bank was operating approximately 5 off-premise ATMs compared to 87 ATMs at June 30, 2000.

Total net loans at June 30, 2001 were $136,284,490 compared to $133,680,029 at December 31, 2000. The relatively small increase from year-end is attributable to the current economic slowdown creating less demand. This slowing of demand is coupled with increased pay-off activity as the result lower interest rates. The Bank has very recently experienced a moderate increase in loan requests and, barring significant pay-off activity, expects to exhibit a respectable, albeit not as material as in the past two years, increase at year-end.

Securities available for sale, which are carried at market value, were $13,595,810 at June 30, 2001 compared to $16,212,505 at December 31, 2000. Securities have decreased through security maturity and principal cash flow pay down.

Federal funds sold were $14,500,000 at June 30, 2001 and $4,600,000 at December 31, 2000.

Total deposits were  $173,342,773 at June 30, 2001 compared to $167,696,889 at December 31, 2000, which represents an increase of 3.37%. Demand deposits have grown by $10.9 million or 21.1% from year-end. Approximately 50% of that growth is the result of increased title company activity while the remainder is growth throughout the eight-branch system. Time deposits of  >$100,000 and <$100,000 have decreased by 46.4% and 2.7%, respectively. With increased liquidity as the result of less loan demand, TCDs were priced such that Management was aware that these balances would decrease

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments.  Core deposits of $169,234,941 represented 97.6% of total deposits at June 30, 2001. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At June 30, 2001 and December 31, 1999, the balance of borrowed funds on this line was $400,000 and $1,050,000, respectively.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $3.8 million and $2.5 million secured by securities and certain loans, respectively. At June 30, 2001, the Bank had no borrowings against those lines.

RESULTS OF OPERATIONS

The Company reported net income for the six months ended June 30, 2001 of $1,115,114 compared to $1,039,573 for the same period in 2000. Per share earnings on a diluted basis for June 30, 2001 and June 30, 2000 were $0.80 and $0.73, respectively. Basic per share earnings for June 30, 2001 and June 30, 2000 were $0.86 and $0.82, respectively.

Net income for the three months ended June 30, 2001 was $518,696, compared to $533,468 for the same period in 2000. The full impact of the 275 basis point decrease (From January 4, 2001 to June 28, 2001) in prime rate is reflective in the decrease in quarterly earnings. The amount of net interest income increased within this period, however, the average yield on earning assets decreased on the higher earning asset volume. During the second quarter of 2001, the net interest margin dropped to a low of 5.99% for the month of April and subsequently reached 6.40% in June.

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

Net interest income for the six months ended June 30,2001 was $5,288,807 as compared to $4,551,329 for the same period in 2000. This represents an improvement of $737,478 or 16.2%. As a percentage of average earning assets, the net interest margin for the first six months of 2001 decreased to 6.47% from 6.70% from the same period one year earlier. The Bank still maintains a very favorable net interest margin even though there has been a 275 basis point decrease in prime rate during the first six months of 2001. Approximately 60% of the loan portfolio is tied to prime that is impacted immediately whenever there is a change to prime while interest bearing liabilities, specifically Time Certificate of Deposits re-price at the time of maturity. For the first six months of 2001, the average yield on interest earning assets decreased 54 basis points from the same period in 2000 while the average rate on interest bearing liabilities dropped only 5 basis points for the same period.

Net interest income for the three months ended June 30, 2001 was $2,698,921 compared to $2,358,255 for the same period in 2000. This represents an increase of 14.5%. Interest expense for this three month period was $958,065 at June 30, 2001 compared to $1,038,384 at June 30, 2000.

Average interest earning assets were $163,515,000 at June 30, 2001 compared to $135,840,000 at June 30, 2000.  Average interest-bearing liabilities increased to $115,490,000 at June 30, 2001 from $103,778,000 at June 30, 2000. Average interest rates on interest-bearing liabilities decreased from 3.68% for the first six months of 2000 to 3.63% for the first six months of 2001.

AVERAGE BALANCE SHEET INFORMATION FOR JUNE 30,

(dollars in thousands)

	2001			2000

Interest Earning Assets:	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest

Time deposits with other banks	$198	7.07%	$7	$170	5.93%	$5
Investment securities taxable	9,195	5.87%	270	11,744	6.54%	381
Investment securities non-taxable	6,017	4.75%	143	6,256	5.09%	158
Federal funds sold	9,195	4.59%	211	2,395	6.15%	73
Loans (1) (2)	138,910	9.73%	6,755	115,275	10.20%	5,831

Total interest earning assets	163,515	9.03%	7,386	135,840	9.57%	6,448

Allowance for possible loan losses	-1,469			-1,278
Non-earning assets:
Cash and due from banks	14,315			16,384
Property, premises and equipment	2,938			3,373
Other assets	4,862			4,064

TOTAL ASSETS	$184,161			$158,383

Interest -bearing liabilities:
Savings/NOW/money market	62,328	2.00%	623	55,104	2.17%	592
Time deposits	51,876	5.48%	1,421	42,773	5.25%	1,113
Other borrowings	1,286	8.09%	52	5,901	6.53%	191

Total interest-bearing liabilities	115,490	3.63%	2,096	103,778	3.68%	1,896

Non-interest bearing liabilities:
Demand deposits	52,255			41,890
Other liabilities	2,086			1,594

Total liabilities	169,831			147,262

Stockholders' equity
Common stock	7,112			5,752
Retained earnings	7,296			6,073
Valuation Allowance Investments	(78)			(704)

Total stockholders' equity	14,330			11,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,161			$158,383

Net Interest Income			$5,290			$4,552

Net Interest Margin (3)		6.47%			6.70%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $310,365 and $296,624 for 2001 and 2000, respectively, have been included in the interest income computation.
(3)	Net interest income has been calculated by dividing the net interest income by total earning assets.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended June 30, 2001 and 2000.

Non-interest Income

Non-interest income for the six months ended June 30, 2001 was $2,961,203 compared to $2,763,821 for the same period in 2000. That represents an increase of $197,382 or 7.1%. Non-interest income consists of bankcard merchant fees, automatic teller machine ("ATM") transactions, mortgage origination fees and other fees, service charges on deposit accounts, and gains on other real estate owned. Service charge income on deposit accounts increased from $500,385 during the first six months of 2000 to $566,221 for the six months ended June 30, 2001. This increase in service charges is a result of the Bank’s growth in the number of branches and deposit accounts. Bankcard merchant fees remained relatively stagnate at $57,431 for the first six months of 2001 and $54,841 for the same period in 2000. Because of the favorable interest rate environment for mortgage refinancing, mortgage origination fees were $285,455 for the first six months of 2001 compared to $107,112 for the same period in 2000.

For the past six months, the Bank has been divesting itself of the off-premise ATM Networks commonly referred to as HOAK (retail sites) and NANS (gaming sites). The total ATM income for 2001 includes the gross revenue obtained in the sale of the retail (HOAK) Network that was consummated on March 31, 2001. Most of the revenue obtained in that transaction was offset by related expense. (See Non-Interest Expense in this document) This transaction was reported in the March 31, 2001 10QSB along with the Sale Agreement. ATM transaction fees and interchange income were $1,692,776 during the six months ended June 30, 2001 compared to $1,808,659 during the same period for 2000. As of this writing, there are no HOAK ATM sites in operation for the Bank and four NANS sites.

Non-interest income for the three months ended June 30, 2001 was $1,122,987 compared to $1,429,034 for the same period in 2000. That represents a decrease of $306,047 or 21.4%. Service charges on deposit accounts income was $288,134 for the three months ended June 30, 2001 compared to $267,767 for the same period in 2000. Bankcard merchant fees were similar at $31,734 and $30,359 for the three months ended June 30, 2001 and 2000, respectively. Mortgage origination fees were $162,149 for the three months ended June 30, 2001 compared to $51,245 for the same period in 2000.

ATM transaction fees and interchange income were $456,916 for the three months ended June 30, 2001 compared to $915,729 for the same period in 2000.

Other Expense

Non-interest expense was $6,235,978 and $5,663,245 for the six months ended June 30, 2001 and the same period in 2000, respectively. Salaries and employee benefits expense were $2,195,744 and $2,042,872 for the six months ended June 30, 2001 and 2000, respectively.  Full time equivalent employees were 91 at June 30, 2001 compared to 93 at June 30, 2000. Occupancy and equipment costs increased to $881,451 for the six months ended June 30, 2001 from $793,868 for the same period of 2000. Expense associated with the ATM network was $1,321,819 and $1,276,758 for the six months ended June 30, 2001 and 2000, respectively. Expense associated with all other non-interest expense categories was $1,836,964 and $1,549,747 for the six months ended June 30, 2001 and 2000, respectively. The increase in other expense is primarily associated with data processing costs that increased by 26.3% due to new bank products (i.e. Internet Banking) and deposit account growth.

Non-interest expense was $2,878,704 and $2,995,076 for the three months ended June 30, 2001 and the same period in 2000, respectively. Salaries and employee benefits expense were $1,129,929 and $1,040,958 for the three months ended June 30, 2001 and 2000, respectively. Occupancy and equipment costs decreased to $372,138 for the three months ended June 30, 2001 from $377,832 for the same period in 2000. Expense associated with the ATM network was $447,391 and $671,189 for the three months ended June 30, 2001 and 2000, respectively. This category will continue to show decreasing since the Bank has divested itself almost entirely of this line of business. Expense associated with all other non-interest expense categories was $929,246 and $905,097 for the three months ended June 30, 2001 and 2000, respectively.

LOCAL ECONOMY

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population in the two county areas comprising the Company’s service area, according to the U.S. Bureau of the Census, was estimated at July 1999 to be approximately 644,000. San Luis Obispo County represents about 37% of this total with Santa Barbara County accounting for the remaining approximately 63%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

Capital

The Company's total stockholders equity was $14,726,852 at June 30, 2001 compared to $13,455,009 at December 31, 2000.  The increase in capital was from net income of $1,115,114, $68,584 from stock options exercised, $92,825 net change in other comprehensive income related to unrealized security holding gain, net of tax and $($4,680) in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 30, 2001.

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

Summarized below are the bank's and the company’s capital ratios at June 30, 2001:

	Well Capitalized	Heritage	Heritage
	Regulatory Standard	Oaks Bank	Oaks Bancorp

Leverage Ratio	5.00%	7.53%	7.92%
Tier One Risk Based Capital Ratio	6.00%	9.13%	9.59%
Total Risk Based Capital Ratio	10.00%	10.11%	10.57%

It is the intent of Management to maintain a  “Well Capitalized” status.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5 million. During the first six months of 2001, the average funds borrowed from correspondent banks was $30,539.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans were pledged as collateral during the first quarter of 2000. The average funds borrowed through these facilities during the first six months of 2001 was $.5 million.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At June 30, 2001, the ratio of liquid assets to deposits and other liabilities was 16.4%. The ratio of gross loans to deposits, another key liquidity ratio, was 81.5% at June 30, 2001.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature.  As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital.  The effect on inflation during the period ended June 30, 2001 has not been significant to the Bank's financial position or result of operations.

CALIFORNIA ENERGY CRISIS

The recent California energy crisis has resulted in higher energy costs to consumers, who have also seen disruptions in service and face uncertainty about the future availability and cost of power.  Various legislative, regulatory and legal remedies to the California crisis are being pursued, but their outcome is uncertain and far-reaching and the solution is not likely to be immediate.  Continued deterioration of the California energy resources could have a material adverse affect on the Company’s customers, which may result in adverse affects in the Company’s business, financial condition and results of operations.

As of this writing, the Company has not experienced negative impacts as the result of the California energy situation. As a proactive step the Bank has included the energy issue as a line item in the calculation for the Loan Loss Reserve. In addition to this, in order to conserve energy consumption during peak usage times, the Bank implemented a “Save With Us” program for the months of July and August in which the branch offices of the Bank closed from 1:00pm to 2:30 pm every weekday. Branches with drive-up facilities provided this service during the mid-day closing time. This has been well received by the customer base and public in general.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has nothing to report.

ITEM 5.            OTHER INFORMATION

Heritage Oaks Bank (“Bank”), banking subsidiary of Heritage Oaks Bancorp (“Company”) entered into a Branch Purchase and Assumption Agreement as of July 16, 2001 with Westamerica Bank to purchase the assets of and assume the liabilities of its four branches in San Luis Obispo County. In addition, the Bank is acquiring all of Westamerica’s interests in the real estate for each of the Branches, whether leased or owned. This was subject to a separate Real Property Purchase Agreement (both agreements are collectively referred to as the “Agreements”). The terms and conditions of the transaction are contained in the Agreements which are attached as Exhibits to this Report. No further information about the terms of the transaction was disclosed.

The Branches are located in Paso Robles, Arroyo Grande, San Luis Obispo and Morro Bay. The transaction is subject to regulatory approval and is expected to close during the fourth quarter of 2001.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 2.1 Branch Purchase and Assumption Agreement dated as of July 16, 2001 by and between Heritage Oaks Bank and Westamerica Bank
Exhibit 2.2 Real Property Purchase Agreement dated as of July 16, 2001 by and between Heritage Oaks Bank and Westamerica Bank.
Exhibit 99 Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: August 10, 2001

S/ Lawrence P. Ward

Lawrence P. Ward
President
Chief Executive Officer

S/ Margaret A. Torres

Margaret A. Torres
Chief Financial Officer
Executive Vice President