Form 10QSB
period 2001-09-30
HERITAGE OAKS BANCORP
filed 2001-11-02
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to  ___

Commission File No. 0-25020

HERITAGE OAKS BANCORP

(Exact name of registrant as specified in charter)

STATE OF CALIFORNIA
(State or other jurisdiction of incorporation or organization)

77-0388249
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

YES ☒     NO ☐

Aggregate market value of Common Stock of Heritage Oaks Bancorp at October 15, 2001: $30,500,180.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,297,880 shares outstanding at October 15, 2001.

HERITAGE OAKS BANCORP

CONSOLIDATED BALANCE SHEETS

	12/31/2000	09/30/2001
ASSETS	(1)	(Unaudited)
Cash and due from banks	$19,435,534	$16,759,764
Federal funds sold	4,600,000	9,175,000

Total cash and cash equivalents	24,035,534	25,934,764

Interest bearing deposits other banks	198,000	198,000

Securities Available for sale	16,212,505	13,225,279
Securities held to maturity (see note 2)	0	0
Federal Home Loan Bank Stock, cost	381,600	225,300
Loans Held For Sale	2,474,542	2,618,600
Loans, net (see note 3)	133,680,029	147,551,578

Property, premises and equipment, net	3,062,815	2,657,362
Other real estate owned	0	0
Cash surrender value life insurance	1,369,549	2,609,736
Other assets	2,673,451	2,521,951

TOTAL ASSETS	$184,088,025	$197,542,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, non-interest bearing	$51,821,233	$66,665,704
Savings, NOW, and money market deposits	63,715,930	67,895,547
Time deposits of $100,000 or more	7,659,791	5,079,098
Time deposits under $100,000	44,499,935	39,667,575
Total deposits	167,696,889	179,307,924

Other borrowed money	1,050,000	1,300,000
Securities Sold under Agreement to Repurchase	0	0
Other liabilities	1,886,127	1,418,168
Total liabilities	170,633,016	182,026,092

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding 1,224,999 and 1,297,880 for December 31, 2000 and September 30, 2001, respectively.	6,305,233	7,510,439
Accumulated other comprehensive income	(141,364)	116,582
Retained earnings	7,291,140	7,889,457
Total stockholders' equity	13,455,009	15,516,478

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$184,088,025	$197,542,570

(1)  These numbers have been derived from the audited financial statements.

See notes to consolidated financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended September 30,

	2000	2001
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$3,330,366	$3,332,310
Investment securities	231,582	175,504
Federal funds sold and commercial paper	77,228	90,707
Time certificates of deposit	2,743	3,335
Total interest income	3,641,919	3,601,856

Interest Expense:

Now accounts	216,693	122,068
MMDA accounts	79,908	50,046
Savings accounts	76,010	35,373
Time deposits of $100,000 or more	76,020	49,877
Other time deposits	595,411	489,899
Other borrowed funds	32,812	20,398
Total interest expense	1,076,854	767,661

Net Interest Income Before Prov. for Possible Loan Losses	2,565,065	2,834,195
Provision for loan losses	105,000	150,000
Net interest income after provision for loan losses	2,460,065	2,684,195

Non-interest Income:
Service charges on deposit accounts	295,422	310,083
Investment securities gains (losses), net	0	0
Other income	1,185,177	626,284
Total Non-interest Income	1,480,599	936,367

Non-interest Expense:
Salaries and employee benefits	1,091,684	1,110,518
Occupancy and equipment	399,754	411,347
Other expenses	1,432,540	1,073,474
Total Noninterest Expenses	2,923,978	2,595,339
Income before provision for income taxes	1,016,686	1,025,223
Provision for applicable income taxes	383,148	400,721
Net Income	$633,538	$624,502

Earnings per share: (See note #4)
Basic	$0.49	$0.48
Fully Diluted	$0.46	$0.45

See notes to consolidated financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the nine months ended September 30,

	2000	2001
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$9,160,714	$10,087,184
Investment securities	770,236	588,736
Federal funds sold and commercial paper	149,855	301,337
Time certificates of deposit	7,965	10,295
Total interest income	10,088,770	10,987,552

Interest Expense:

Now accounts	567,398	470,440
MMDA accounts	168,603	188,626
Savings accounts	228,625	171,829
Time deposits of $100,000 or more	308,050	187,965
Other time deposits	1,476,234	1,772,926
Other borrowed funds	223,462	72,763
Total interest expense	2,972,372	2,864,549

Net Interest Income Before Prov. For Possible Loan Losses	7,116,398	8,123,003
Provision for loan losses	219,000	450,000
Net interest income after provision for loan losses	6,897,398	7,673,003

Non-interest Income:
Service charges on deposit accounts	795,807	876,295
Investment securities gains (losses), net	-2,188	-1,606
Other income	3,450,799	3,022,879
Total Non-interest Income	4,244,418	3,897,568

Non-interest Expense:
Salaries and employee benefits	3,134,555	3,306,262
Occupancy and equipment	1,262,062	1,294,799
Other expenses	4,190,606	4,230,257
Total Noninterest Expenses	8,587,223	8,831,318
Income before provision for income taxes	2,554,593	2,739,253
Provision for applicable income taxes	881,481	999,639
Net Income	$1,673,112	$1,739,614

Earnings per share: (See note #4)
Basic	$1.30	$1.34
Fully Diluted	$1.22	$1.25

See notes to consolidated financial statements.

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OFCASH FLOWS

Periods ended September 30,

	2000	2001
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,673,112	$1,739,614
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	531,823	650,965
Provision for possible loan losses	219,000	450,000
Provision for possible OREO losses	0	0
Realized (gain) loss on sales of available-for-sale securities, net	2,188	1,606
Gain on sales of property, premise and equipment	0	0
Amortization of premiums/discounts on investment securities, net	(106,525)	(97,681)
(Increase)/decrease in loans held for sale	(1,516,468)	(144,058)
(Increase)/decrease in deferred tax asset	85,210	80,839
(Increase)/decrease in other assets	(264,922)	70,661
Increase/(decrease) in other liabilities	175,675	(738,125)
NET CASH PROVIDED BY OPERATING ACTIVITIES	799,093	2,013,821
Cash Flows From Investing Activities
Purchase of securities held-to-maturity
Purchase of mortgage-backed securities held-to-maturity
Purchase of securities available-for-sale	0	0
Purchase of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturities of securities held-to-maturity	0	0
Proceeds from principal reductions and maturities of mortgage-backed securities held-to-maturity	0	0
Proceeds from sales of securities available-for-sale	1,000,000	560,700
Proceeds from principal reductions and maturities of securities available-for-sale	654,500	1,236,292
Proceeds from sales of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	1,478,846	1,814,421
Net change in interest bearing deposits in other financial institutions	177,255	156,300
Purchase of life insurance policies	(47,445)	(1,240,187)
Proceeds from sale of other real estate owned
Recoveries on loans previously written off	0	0
Increase in loans, net	(25,081,194)	(14,321,549)
Purchase of property, premises and equipment, net	(265,211)	(245,512)
NET CASH USED IN INVESTING ACTIVITIES	(22,083,249)	(12,039,535)
Cash Flows From Financing Activities
Increase in deposits, net	$26,619,533	$11,611,035
Net increase/(decrease) in other borrowings	(2,211,000)	250,000
Net (decrease)/increase in notes payable	0	0
Proceeds from exercise of stock options	85,766	68,584
Cash paid in lieu of fractional shares	(3,923)	(4,675)
Cash dividends paid or declared
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,490,376	11,924,944
Net (Decrease)/Increase in Cash and Cash Equivalents	3,206,220	1,899,230
Cash and Cash Equivalents, Beginning of year	18,359,073	24,035,534
Cash and Cash Equivalents, End of year	$21,565,293	$25,934,764
	$21,565,293	$25,934,764

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

September 30, 2000 and September 30, 2001

(Unaudited)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
Balance January 1, 2000	1,144,282	$5,288,179	$5,912,823	($658,840)	$10,542,162

Exercise of Stock Options	20,933	85,766	0		85,766

Cash dividends paid	0	0	0		0

Stock dividend- 5%	57,452	861,780	(861,780)		0
Cash paid to Shareholders' in Lieu of fractional shares on 4% Stock Dividend			(3,923)		(3,923)

Comprehensive Income
Net Income			1,673,112		1,673,112
Unrealized Security Holding Gains/(Losses) '(net of $44,167 tax)				240,752	240,752
Less Reclassification Adjustment for Losses (net of $875 tax)				(1,313)	(1,313)

Total other comprehensive Income					1,912,551

Balance September 30, 2000	1,222,667	$6,235,725	$6,720,232	($419,401)	$12,536,556

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
Balance January 1, 2001	1,224,999	$6,305,233	$7,291,140	($141,364)	$13,455,009

Exercise of Stock Options	11,442	68,584	0		68,584

Cash dividends paid	0	0	0		0

Stock dividend- 5%	61,439	1,136,621	(1,136,621)		0
Cash paid to Shareholders' in Lieu of fractional shares on 5% Stock Dividend			(4,675)		(4,675)

Comprehensive Income
Net Income			1,739,614		1,739,614
Unrealized Security Holding Gains/(Losses) '(net of $171,964 tax)				257,946	257,946

Total other comprehensive Income					1,997,560

Balance September 30, 2001	1,297,880	$7,510,438	$7,889,458	$116,582	$15,516,478

See notes to consolidated financial statements

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly Heritage Oaks Bancorp’s (the “Company”) onsolidated financial position at December 31, 2000 and September 30, 2001, and the results of cash flows for the nine months ended September 30, 2000 and 2001 and the results of operations for the three and nine months ended September 30, 2000 and 2001.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report to shareholders.  The results for the three and nine months ended September 30, 2000 and 2001 may not necessarily be indicative of the operating results for the full year.

Note 2: INVESTMENT SECURITIES

The Company adopted Statement of Financial Accounting Standards (SFAS)  No. 115 “Accounting for Certain Investments in Debt and Equity Securities “ onJanuary 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities.  Securities are classified in three categories and accounted for as follows: debit and equity securities that the company has the positive intent and ability to hold to maturity are classified as  held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity.  Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at September 30, 2001 and December 31, 2000:

September 30, 2001		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$998,185	$0	($38,949)	$959,236
Mortgage-backed securities	6,329,027	74,584	(56,070)	6,347,541
Obligations of State and Political Subdivisions	5,695,127	227,621	(12,884)	5,909,864
Other Securities	8,638	0	0	8,638
TOTAL	$13,030,977	$302,205	($107,903)	$13,225,279

December 31, 2000		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$2,392,808	$0	($76,721)	$2,316,087
Mortgage-backed securities	7,958,658	6,468	(239,825)	7,725,301
Obligations of State and Political Subdivisions	6,088,006	90,786	(16,313)	6,162,479
Other Securities	8,638	0	0	8,638
TOTAL	$16,448,110	$97,254	($332,859)	$16,212,505

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

	December 31,	September 30,
	2000	2001
Commercial, financial, and agricultural	$42,931,015	$41,759,765
Real estate-construction	18,599,452	19,483,569
Real estate-mortgage	70,550,560	85,198,990
Installment loans to individuals	3,246,214	3,104,984
All other loans (including overdrafts)	160,779	173,999
	135,488,020	149,721,307

Less - deferred loan fees	(487,473)	(568,056)
Less - reserve for possible loan losses	(1,320,518)	(1,601,673)

Total loans	$133,680,029	$147,551,578

Loans Held For Sale	$2,474,542	$2,618,600

Concentration of Credit Risk

At September 30, 2001, approximately $104,682,559  of the Heritage Oaks Bank's ( the "Bank") loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in San Luis Obispo County.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $991,230 and $514,605 at December 31, 2000, and September 30 2001, respectively.  Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $115,603 and  $75,242 for the period ended December 31, 2000 and September 30, 2001, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

	December 31,	September 30,
	2000	2001
Balance at beginning of year	$1,241,016	$1,320,518
Additions charged to operating expense	519,000	450,000
Loans charged off	(458,920)	(171,433)
Recoveries of loans previously charged off	19,422	2,588
Balance at end of period	$1,320,518	$1,601,673

At September 30, 2001, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $1,081,921 and undisbursed loan commitments in the amount of $36,324,000.  The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank anticipates no losses as a result of such transactions.

In accordance with Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", the allowance for credit losses related to loans that are identified for evaluation  is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at September 30, 2001 is prudent and warranted, based on information currently available.  However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any  dilution from common stock equivalents.  Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options.  The total number of shares used for calculating basic and diluted earnings per share for the three months ended September 30, 2001 was 1,298,126 and 1,390,796, respectively.  The total number of shares used for calculating basic and diluted earnings per share for the three months ended September 30, 2000 was 1,292,935 and 1,377,257, respectively. The total number of shares used for calculating basic and diluted earnings per share for the nine months ended September 30, 2001 was 1,295,165 and 1,390,218, respectively.  The total number of shares used for calculating basic and diluted earnings per share for the nine months ended September 30, 2000 was 1,287,009 and 1,371,403, respectively.

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

SUMMARY OF FINANCIAL RESULTS

As of September 30, 2001, total consolidated assets of Heritage Oaks Bancorp were $197,542,570 compared to $184,088,025 at December 31, 2000. This moderate growth of 7.31%, compared to more than 18% growth for the same period in 2000, is reflective of the continued economic downturn throughout 2001.

Total cash at September 30, 2001 was $16,759,764. The large cash balance reflects multiple branch offices and cash needed to fund the Banks automatic teller machine (ATM) network.  As of September 30, 2001, the Bank was operating approximately 5 off-premise ATMs in this network.

Total net loans at September 30, 2001 were $147,551,578 compared to $133,680,029 at December 31, 2000. This represents an increase of 10.38%. Loan demand has been inconsistent throughout the year with a net decrease in the first three months of 2001 of 9.97% and an increase of 1.95% in the first six months of 2001.The increase experienced in the third quarter has subsided and Management anticipates that demand for the remainder of the year will be slow.

Securities available for sale, which are carried at market value, were $13,225,279 at September 30, 2001 compared to $16,212,505 at December 31, 2000. Securities have decreased through maturity and principal cash flow pay down to supply funds for loan demand.

Federal funds sold were $9,175,000 at September 30, 2001 and $4,600,000 at December 31, 2000.

Total deposits were  $179,307,924 at September 30, 2001 compared to $167,696,889at December 31, 2000, which represents an increase of 6.92%. Demand deposits have grown $14.8 million or  28.65% from year-end 2000. Approximately 73% of that growth is the result of increased title company activity while the remainder is growth throughout the eight-branch system. Time deposits of >$100,000 and <$100,000 have decreased by $2.5 million and $4.8 million, respectively. The relatively low cost interest bearing deposits other than time deposits have increased by more than $4.1 million. This change in the deposit mix has enabled the Bank to reduce its cost of funds to offset lower rates on earning assets as the result of the Federal Reserve Bank’s actions in reducing rates by 350 basis points since January 1, 2001.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments.  Core deposits of $174,228,826 represented 97.2% of total deposits at September 30, 2001. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At September 30, 2001, the balance of borrowed funds on this line was $1,300,000 compared to $1,050,000 at December 31, 2000.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $3.1 million and $2.8 million secured by securities and certain loans, respectively. At September 30, 2001, the Bank had no borrowings against those lines.

RESULTS OF OPERATIONS

The Company reported net income for the nine months ended September 30, 2001 of $1,739,614 compared to $1,673,112 for the same period in 2000. Per share earnings on a diluted basis for the nine months ending September 30, 2001 and September 30, 2000 were $1.25 and $1.22, respectively. Basic per share earnings for the nine months ending September 30, 2001 and September 30, 2000 were $1.34 and $1.30, respectively.

Net income for the three months ending September 30, 2001 was $624,502, compared to $633,538 for the same period in 2000.

Increased year-to-date earnings are the result of the Bank’s efforts to maintain a favorable net interest margin during the very challenging rate reduction environment experienced this year. In addition to this, operating expenses have increased by only 2.84% while total assets have increased 7.31%.

The following discussion highlights changes in certain items in the consolidated statements of income.

Net Interest Income

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments.  The net interest margin is the amount of netinterest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates.

Net interest income for the nine months ending September 30, 2001 was $8,123,003 compared to $7,116,398 for the same period in 2000. This represents an improvement of $1,006,605 or 14.14%. As a percentage of average earning assets, the net interest margin for the first nine months of 2001 decreased to 6.51% from 6.72% for the same period one year earlier.  The decrease in the net interest margin is due to the numerous actions of the Federal Reserve Bank to lower interest rates by 350 basis points throughout 2001. Approximately 60% of the loan portfolio is tied to prime that is impacted immediately whenever there is a change to prime while interest bearing liabilities, specifically Time Certificates of Deposit re-price at the time of maturity. For the first nine months of 2001, the average yield on interest earning assets decreased 70 basis points from the same period in 2000 while the average rate on interest bearing liabilities decreased by 45 basis points for the same period in 2000. The increase in net interest income for the nine months ending September 30, 2001 compared to the same period in 2000 is due to the volume increase of $24.8 million in average interest earning assets at an average rate of 8.85% while interest bearing liabilities increased by $9.9 million at an average rate of 3.32%.

Net interest income for the three months ending September 30, 2001 was $2,834,195 compared to $2,565,065 for the same period in 2000. This represents an increase of $269,130 or 10.49%. Interest income was $3,601,856 and $3,641,919 for the three months ending September 30, 2001 and 2000, respectively. Interest expense for this three month period was $767,661 at September 30, 2001 compared to $1,076,854 at September 30, 2000.

AVERAGE BALANCE SHEET INFORMATION FOR SEPTEMBER 30,

(dollars in thousands)

	2001			2000
	Average	Average Yield	Amount	Average	Average Yield	Amount
Interest Earning Assets:	Balance	Rate Paid	Interest	Balance	Rate Paid	Interest
Time deposits with other banks	$198	6.75%	$10	$170	6.29%	$8
Investment securities taxable	8,734	5.77%	377	11,438	6.29%	538
Investment securities non-taxable	5,946	4.77%	212	6,142	5.07%	233
Federal funds sold	9,496	4.24%	301	3,206	6.26%	150
Loans (1) (2)	141,604	9.52%	10,087	120,238	10.19%	9,160

Total interest earning assets	165,978	8.85%	10,987	141,194	9.55%	10,089

Allowance for possible loan losses	(1,498)			(1,293)
Non-earning assets:
Cash and due from banks	13,922			16,306
Property, premises and equipment	2,855			3,325
Other assets	5,141			4,120

TOTAL ASSETS	$186,398			$163,652

Interest -bearing liabilities:
Savings/NOW/money market	63,906	1.74%	831	56,596	2.28%	965
Time deposits	50,032	5.24%	1,961	44,273	5.39%	1,784
Other borrowings	1,289	7.57%	73	4,426	6.74%	223

Total interest-bearing liabilities	115,227	3.32%	2,865	105,295	3.77%	2,972

Non-interest bearing liabilities:
Demand deposits	54,627			45,334
Other liabilities	1,989			1,492

Total liabilities	171,843			152,121

Stockholders' equity
Common stock	7,245			6,235
Retained earnings	7,340			5,933
Valuation Allowance Investments	(30)			(637)

Total stockholders' equity	14,555			11,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$186,398			$163,652

Net Interest Income			$8,122			$7,117
Net Interest Margin (3)		6.51%			6.72%

(1)           Nonaccrual loans have been included in total loans.

(2)           Loan fees of $457,773 and $432,073 for2001 and 2000, respectively, have been included in the interest income computation.

(3)           Net interest income has been calculated by dividing the net interest income by total earning assets.

The preceding table sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 2001 and 2000.

Non-interest Income

Non-interest income for the nine months ending September 30, 2001 was $3,897,568 compared to $4,244,418 for the same period in 2000. That represents a decrease of $346,850 or 8.17%. Non-interest income consists of bankcard merchant fees, automatic teller machine (ATM) transactions, mortgage origination and other fees and service charges on deposit accounts. Service charges on deposit accounts increased from $795,807 during the first nine months of 2000 to $876,295 for the nine months ending September 30, 2001. This increase in service charges is a result of the Bank’s growth in deposit accounts. Bankcard merchant fees were $93,962 for the nine months ending September 30, 2001 compared to $86,818 for the same period in 2000. Because of the favorable rate for mortgage refinancing during 2001, mortgage origination fees were $429,180 compared to $200,035 for the nine months ending September 30, 2001 and 2000, respectively.

ATM transaction fees and interchange income were $1,937,732 during the nine months ended September 30, 2001 compared to $2,741,168 during the same period for 2000. The Bank receives income for each transaction. For the past nine months, the Bank has been divesting itself of the off-premise ATM Networks commonly referred to as HOAK (retail sites) and NANS (gaming sites). The total ATM income for 2001 includes the gross revenue obtained in the sale of the HOAK Network that was consummated on March 31, 2001. Most of the revenue obtained in that sale was offset by related expenses. (See Non-Interest Expense in this document) As of this writing, there are no HOAK sites in operation for the Bank and three remaining NANS sites.

Non-interest income for the three months ended September 30, 2001 was $936,367 compared to $1,480,599 for the same period in 2000. That represents a decrease of $544,232 or 36.76%. Service charge income was $310,083 for the three months ended September 30,2001 and $295,422 for the same period in 2000. ATM transaction fees and interchange income were $242,243 during the three months ended September 30, 2001 compared to $920,350 during the same period for 2000. Income from bankcard merchant fees was $35,560 for the three months ended September 30, 2001 compared to $31,978 for the same period during 2000.

Other Expense

Non-interest expense was $8,831,318 and $8,587,223 for the nine months ended September 30, 2001 and the same period in 2000, respectively. Salaries and employee benefits expense were $3,306,262 and $3,134,555 for the nine months ended September 30, 2001 and 2000, respectively. This represents an increase of $171,707 or 5.48%. Full time equivalent employees were 92 at September 30, 2001 compared to 89 at September 30, 2000. Occupancy and equipment costs were $1,294,799 for the nine months ending September 30, 2001 compared to $1,262,062 for the same period in 2000. Expense associated with the ATM network was $1,475,122 and $1,908,809 for the nine months ending September 30, 2001 and 2000, respectively. Expense associated with all other non-interest expense categories was $2,755,135 and $2,281,797 for the nine months ended September 30, 2001 and 2000, respectively. The increase in other expense is primarily associated with 1) data processing costs that increased by 17% due to new bank products (internet banking) and deposit account growth and; 2) attorney costs for the pending four branch acquisition scheduled for November 9, 2001.

Non-interest expense was $2,595,339 and $2,923,978 for the three months ending September 30, 2001 and the same period in 2000, respectively. Salaries and employee benefits expense were $1,110,518 and $1,091,684 for the three months ending September 30, 2001 and 2000, respectively. Occupancy and equipment costs grew to $411,347 for the three months ending September 30, 2001 from $399,754 for the same period of 2000. Expense associated with the ATM network was $153,303 and $632,051 for the three months ending September 30, 2001 and 2000, respectively. Expense associated with all other non-interest expense categories was $920,171 and $800,489 for the three months ending September 30, 2001 and 2000, respectively.

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

Capital

The Company's total stockholders equity was $15,516,478 at September 30, 2001 compared to $13,455,009 at December 31, 2000.  The increase in capital was from net income of $1,739,614, $68,584 from stock options exercised, $257,946 net change in other comprehensive income related to unrealized security holding gain, net of tax and $($4,675) in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 30, 2001.

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

Summarized below are the bank's and the company’s capital ratios at September 30, 2001:

	Well Capitalized	Heritage	Heritage
	Regulatory Standard	Oaks Bank	Oaks Bancorp
Leverage Ratio	5.00%	8.17%	8.07%
Tier One Risk Based Capital Ratio	6.00%	9.45%	9.33%
Total Risk Based Capital Ratio	10.00%	10.43%	10.30%

It is the intent of Management to maintain a  “Well Capitalized” status.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5 million. During the first nine months of 2001, the average funds borrowed from correspondent banks was $20,513.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans were pledged as collateral during the first quarter of 2000. The average funds borrowed through these facilities during the first nine months of 2001 was $351,648.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. At September 30, 2001, the ratio of liquid assets to deposits and other liabilities was 13.38%. The ratio of gross loans to deposits, another key liquidity ratio, was 84.66% at September 30, 2001.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital.  The effect on inflation during the period ended September 30, 2001 has not been significant to the Bank's financial position or result of operations.

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

As of this writing, the Company has not experienced negative impacts as the result of the California energy situation. As a proactive step the Bank has included the energy issue as a line item in the calculation for the Loan Loss Reserve

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any legal proceeding against it that will have a material effect on the Company’s financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has nothing to report.

ITEM 5.  OTHER INFORMATION

Heritage Oaks Bank (“Bank”), banking subsidiary of Heritage Oaks Bancorp (“Company”) entered into a Branch Purchase and Assumption Agreement as of July 16, 2001 with Westamerica Bank to purchase the assets of and assume the liabilities of its four branches in San Luis Obispo County. In addition, the Bank is acquiring all of Westamerica’s interests in the real estate for each of the Branches, whether leased or owned. This was subject to a separate Real Property Purchase Agreement (both agreements are collectively referred to as the “Agreements”). The terms and conditions of the transaction are contained in the June 30, 2001 10QSB as exhibits.

The Branches are located in Paso Robles, Arroyo Grande, San Luis Obispo and Morro Bay. The transaction is expected to close during the fourth quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company has nothing to report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: October 31, 2001

Lawrence P. Ward
President
Chief Executive Officer

Margaret A. Torres
Chief Financial Officer
Executive Vice President