Form 10KSB40
period 2001-12-31
HERITAGE OAKS BANCORP
filed 2002-03-14
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Year ended December 31, 2001

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number                      0-25020

HERITAGE OAKS BANCORP

(Exact name of registrant as specified in its charter)

State of California	77-0388249
(State or other jurisdiction of	(I.R.S. Identification No.)
employee incorporation or organization)

545 12th Street, Paso Robles, California 93446	(805) 239-5200
(Address of principal executive offices) (Zip Code)	Registrant’s telephone
number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, (no par value)	None

Indicate by check mark whether the registrant (1) has filed all reports required to be riled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒.

Registrant’s revenue for 2001 was $19,141,928.  The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 1, 2002 was  $16,261,900.  As of February 1, 2002, the Registrant had 1,297,880 shares of Common Stock outstanding.

The following documents are incorporated by reference in Part III, Items 9 through 12 of Registrant’s definitive proxy statement for the 2002 annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one)         Yes ☐    No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath and other factors referenced in this report, including in “Item 1. Description of Business-Factors that May Affect Future Results of Operations”. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.        DESCRIPTION OF BUSINESS

General

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as the bank holding company of Heritage Oaks Bank (the “Bank”).    In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.  Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

Banking Services

The Bank was licensed by the California Department of Financial Institutions (“DFI”) and commenced operation in January 1983.  As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also subject to certain other federal laws and regulations.  The deposits of the Bank are insured by the FDIC up to the applicable limits thereof. The Bank is not a member of the Federal Reserve System.  At December 31, 2001, the Company had approximately $214.9 million in assets, $156.1 million in net loans, $195.6 million in deposits, and $15.9 million in stockholders’ equity.

The Bank is headquartered in Paso Robles with a branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, one branch located in Santa Maria, one branch located in Atascadero and one branch located in Morro Bay. The Bank conducts a commercial banking business in San Luis Obispo County and Northern Santa Barbara County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans.   It also offers installment note collection, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policy since its inception has emphasized small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans.  The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate.  As of December 31, 2001, these four categories accounted for approximately 25.6%, 2.0%, 14.8% and 57.3% respectively, of the Bank’s loan portfolio.  As of December 31, 2001,  $114.3 million or 72.11% of the Bank’s  $158.5 million in gross loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development. Commercial and agricultural loans decreased $2.3 million (approximately 6%) and other real estate loans or commercial loans secured by real estate increased $20.3 million between year-end 2000 and year-end 2001. See “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media.  A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.  As of December 31, 2001, the Bank had approximately 14,049 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $127.8 million for an average balance per account of approximately  $9,097; 4,932 savings accounts with balances totaling $18.6 million for an average balance per account of approximately  $3,771; and 1,815 time certificate of deposit accounts with balances totaling $49.2 million, for an average balance per account of approximately  $27,107.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) ATM transaction fees, sponsorship fees and interchange income, (v) mortgage origination fees and (vi) miscellaneous income.  For the year ended December 31, 2001, these sources comprised 69.4%, 6.2%, 6.2%, 10.5%, 3.0% and 4.7%, respectively, of the Bank’s total operating income.

In 2000, the Bank had approximately 65 cash dispensing machines for the purpose of dispensing cash, 15 of which were on Native American lands where bingo games and other gaming operations are conducted, with the remaining 50 at other commercial locations, and at the Bank’s 8 offices. In November 2000, the Bank entered into a sales agreement to divest itself of 36 of the sites at other commercial locations. The sale was finalized by March 31, 2001 as reported in the 10-QSB for that period. The remaining commercial locations were closed prior to the end of the third quarter in 2001. Of the 15 Native American sites, only two remain as of this writing. The Bank expects to process these two sites through the end of the respective agreement terms. Please see “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has also caused to be incorporated a proposed subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized.  The Company has no present plans to activate the proposed subsidiary.

The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services, except as otherwise discussed herein.  There has been no significant change in the types of services offered by the Bank since its inception.  The Bank has no present plans regarding “a new line of business” requiring the investment of a material amount of total assets.  Most of the Bank’s business originates from San Luis Obispo and Northern Santa Barbara Counties and there is no emphasis on foreign sources and application of funds.  The Bank’s business, based upon performance to date, does not appear to be seasonal.   Management of the Bank is unaware of any material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

Strategic Developments

On July 16, 2001, the Bank and Westamerica Bank, a California Banking corporation, entered into a Branch Purchase and Assumption Agreement (“Agreement” included as an Exhibit in Company’s September 30, 2001 10-QSB), pursuant to which Heritage Oaks Bank purchased the four Westamerica Bank Branches in San Luis Obispo County (“Branches”).  The Branches were located in the cities of Arroyo Grande, Morro Bay, Paso Robles and San Luis Obispo. In addition, Heritage Oaks Bank  acquired Westamerica Bank’s interest in the real estate of each of the Branches, whether they were owned or leased.

Under the Agreement, Heritage Oaks Bank assumed all deposit liabilities of approximately $25 million and other liabilities set forth in the Agreement and purchased certain of the assets of the Branches.  It did not purchase any of the loans of the Branches that were retained by Westamerica Bank.  All employees of the Branches (except one loan officer designated by Westamerica) was offered employment by Heritage Oaks Bank.

On November 9, 2001, the transaction closed. The branches located at 310 Morro Bay Blvd., Morro Bay, California and 1255 Grand Avenue, Arroyo Grande, California continued to be operated. The branch located at 545 Higuera Street, San Luis Obispo, California was consolidated with the Heritage Oaks Bank branch located at 1135 Santa Rosa Street, San Luis Obispo, California; and the branch located at 1204 Spring Street, Paso Robles, California was consolidated with the Heritage Oaks Bank branch located at 545 Twelfth Street, Paso Robles, California.  Further, the Heritage Oaks Bank branch located at 1360 Grand Avenue, Arroyo Grande, California was consolidated with the branch being acquired that is located at 1255 Grand Avenue, Arroyo Grande, California.

On March 31, 2001, the Bank finalized the divestiture of the ATM Network located in retail sites throughout the United States, By the end of the fourth quarter of 2001, all but two site were discontinued in the ATM Gaming Network located on American Indian land. Due to narrowing profit margins, the Bank began to scale back on these lines of business in 2000 and discontinued operation almost entirely in 2001.

Employees

As of February 1, 2001, the Bank had a total of 106 full-time equivalent employees.  The management of the Bank believes that its employee relations are satisfactory. The Company has only two salaried employees (the internal auditor and assistant).  The Company’s officers all hold similar positions at the Bank and receive compensation from the Bank.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The Bank’s service area is San Luis Obispo County and Northern Santa Barbara County. The population in the two county areas , according to the U.S. Bureau of the Census, was estimated at July 1999 to be approximately 644,000. San Luis Obispo County represents about 37% of this total with Santa Barbara County accounting for the remaining approximately 63%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

Competition

The banking and financial services business in California generally, and in the Company’s service area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers and the appearance of new banking organizations.

The Company’s business is concentrated in its service area, which encompasses San Luis Obispo County and Northern Santa Barbara County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2001, the Bank’s legal lending limits to a single borrower and such borrower’s related parties were $2,643,128 on an unsecured basis and $4,405,213 on a fully secured basis, based on regulatory capital plus reserves of  $17,620,851.

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

In recent years competition for cash dispensing machines on Native American lands in connection with gaming operations has greatly increased. Further competition for ATM machines at retail sites has also increased creating reduced profit margins. This trend has led the Bank to divest itself of this line of business. See “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.

Effect of Government Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See “Description of Business-Financial Services Modernization Legislation”.

General

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

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

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See discussion under “Financial Modernization Act” below for additional information.

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

Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and filed reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (the “SEC”)

The Bank

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition. Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the FDIC   or the DFI   should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the bank’s charter.

Capital Standards

The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

The following table presents the amounts of the capital ratios for the Bank and the requirements for a well- capitalized company compared to its minimum regulatory capital requirements as of December 31, 2001:

		Regulatory Requirements
	Bank Actual	Well-Capitalized	Minimum Requirement
LEVERAGE RATIO	7.81%	5.00%	4.0%
TIER 1 RISK-BASED RATIO	9.19%	6.00%	4.0%
TOTAL RISK-BASED RATIO	10.17%	10.00%	8.0%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2001.

In addition, the DFI has authority  to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of the bank is less than the greater of (i) 4% of the banks total assets or (ii) $1,000,000

Prompt Corrective Action and Other Enforcement Mechanisms

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth.  Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Financial Services Modernization Legislation

General

On November 12, 1999,  the Gramm- Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding

Company.

The law also:

•                  broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•                  provides an enhanced framework for protecting the privacy of consumer information;

•                  adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•                  modifies the laws governing the implementation of the Community Reinvestment Act; and

•                  addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

“Financial in nature” activities include: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company must meet three requirements before becoming a financial holding company: all of the bank holding company’s depository institution subsidiaries must be (1) well capitalized, (2) well managed, and (3) in compliance with the Community Reinvestment Act (except in limited circumstances). In addition, the bank holding company must file with the Federal Reserve Board a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the foregoing criteria.

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

Privacy

Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

•                  initial notices to customers about their privacy policies, describing the conditions under which they may

•                  disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•                  annual notices of their privacy policies to current customers; and

•                  a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. These privacy provisions  affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company’s financial condition or results of operations.

Consumer Protection Rules—Sale of Insurance

In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule became effective on April 1, 2001 and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

•                  is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

•                  is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

•                  has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer’s agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

Safeguarding Confidential Customer Information

 In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

•                  identify and assess the risks that may threaten customer information;

•                  develop a written plan containing policies and procedures to manage and control these risks;

•                  implement and test the plan; and

•                  adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance.” At its last examination by the FDIC, the Bank received a CRA rating of “Satisfactory.”

Factors That May Affect Future Results of Operations

In addition to other information contained in this Annual Report, the following risks may affect the Company and/or the Bank. If any of these risks occur, the Company’s or Bank’s business, financial condition or operation results could be adversely affected.

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2001, real estate served as the principal source of collateral with respect to approximately 72.11% percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes,  floods and draughts, which may cause uninsured damage and other loss of value to real estate and crops that secures these loans, may also negatively impact the Company’s financial condition.

Interest Rate Changes

The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Our analysis indicates that the decreases in the target federal funds rate announced by the Federal Reserve Board throughout 2001 resulted in a decrease of 35 basis points in the Bank’s average interest rate spread from that of 2000. If interest rates continue to decline, competitive pressure and other factors may prevent us from making proportionate decreases in the interest rates we pay on deposits, especially MMDA and NOW accounts, resulting in a larger decrease in our interest rate spread. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

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

Borrowers’ Failure to Perform

A significant number of our borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for us. This risk increases when the economy is weak, as it has been recently. We have adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and will should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect our results of operations.

Operations Risks

The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The

Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Bank’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

Geographic Concentration

Our operations are located almost entirely in the Central Coast region of California. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this region. A deterioration in economic and business conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

War on Terrorism

The terrorist attacks of September 11, 2001 and ensuing worldwide war on terrorism may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. US banking agencies have warned of the possible impact of such events on the capital ratios of banks.

In addition, the USA PATRIOT Act, which became effective December 25, 2001 as part of the war on terrorism, imposes substantial new responsibilities on banks for preventing, detecting and reporting flows of funds to terrorist organizations. The act also directs the Treasury Department to prepare detailed regulations for these purposes, such as new recordkeeping requirements, verification standards for customer identification and sharing information with the government. The full impact of the new law and its implementing regulations on the Bank and the Company cannot be predicted at this time.

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

In June of 1994, the Bank opened a branch at 171 Niblick Rd., Paso Robles, Ca.  The Bank leases this 1,400 square foot branch for approximately $2,000 per month. On February 24, 2000, the Bank renewed the lease for an additional five-year term.

On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo.  The branch was previously located in premises that were acquired from La Cumbre Savings, which lease expired in 1997.  The new branch lease is for 6,200 square feet of which the Bank subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and the Bank pays 42%.  The rent under the lease for the entire space is approximately $7,750/month until June 26, 2002. The rent is then re-priced in year six of the lease to 95% of the prevailing fair market value and increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, Ca in April 1996.  The Bank is leasing a building containing approximately 5,618 square feet for approximately $7,800 per month. The original lease expired on February 28, 2001 and the Bank executed its option to extend for a period of five years.

On February 21, 1997, the Bank acquired the Cambria branch of Wells Fargo Bank located at 1276 Tamson Drive, Cambria. The Bank leases this 2,916 square foot branch for approximately $3,200 per month, subject to adjustments for cost of living increases and certain pass-throughs.  The lease will expire in 2004 at which time the Bank has an option to renew the lease for two additional five-year terms.

On August 26, 1998, the Company purchased property located at 9900 El Camino Real, Atascadero.  The purchase price was $271,160.  The Company constructed a building with a total of 3,500 square feet of floor space.  The total cost of improvements was $440,765 plus furniture and fixtures.  On April 1, 1999, the Company entered into a five-year lease agreement, with three five-year options to renew, with the Bank at the rate of $4,725 per month or $1.35 per square foot. Comparatives were obtained to ensure that the lease amount was at fair market value.

On November 1, 1998, the bank entered into a 10-year lease with an unaffiliated party to lease property known as 1660 South Broadway, Santa Maria, Ca.  The lease calls for monthly payments based on a triple net price of $1.15 per square foot or approximately $5,395 per month.  The rent will adjust each November by the Consumer Price Index or a maximum of 6%. The lease will expire on October 31, 2008, with the banking having three five-year options to renew.

On July 1, 2001 the bank entered into a 9-month lease with an unaffiliated party to lease property located at 1360 Grand Avenue, Arroyo Grande, Ca. The lease calls for monthly payments based on a triple net price of approximately $4,200 per month. The Bank will not renew or renegotiate this lease at its expiration. The short-term nature of this lease was due to the Bank’s knowledge that it was acquiring a branch office from Westamerica Bank (seller) that was in close proximity to the leased facility. On November 9, 2001, the seller conveyed title to the land and building located at 1255 Grand Avenue, Arroyo Grande, Ca. The Bank consolidated the existing Bank branch into the newly acquired facility. The appraised fair value of the acquired location was $800,000.

On November 9, 2001, the Bank also acquired from Westamerica Bank (seller), a branch office located at 310 Morro Bay Blvd., Morro Bay, Ca. The seller conveyed title to the building at the closing. The appraised fair value of the acquired building was $200,000. The building is on leased land. The seller assigned and the Bank assumed the lease that expires on April 1, 2012. The monthly lease payment is $2,200. For a further description of this transaction, see “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Company believes its present facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.  Neither the Company nor the Bank is a party to any pending material legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s or the Bank’s business).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited over-the-counter market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any exchange or market.  However, Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacific Crest Securities and Sutro & Co. make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board under the symbol “HEOP.”

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett, Inc., Pacific Crest Securities and Sutro & Co.  These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended	Bid Prices

2001	Low	High
March 31	$17.50	$19.00
June 30	22.00	22.88
September 30	23.00	24.50
December 31	24.00	26.00

2000	Low	High
March 31	$14.63	$15.00
June 30	13.35	14.00
September 30	17.25	17.75
December 31	17.25	17.75

1999	Low	High
March 31	$16.25	$16.25
June 30	16.25	17.00
September 30	16.00	16.75
December 31	15.75	16.75

Holders

As of February 1, 2002, there were approximately 580 holders of the Company’s Common Stock.  There are no other classes of equity outstanding.

Dividends

The Company is a legal entity separate and distinct from the Bank.  The Company’s shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount  of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets  must equal at least 1-1/4 times its current liabilities.

On September 11, 1998, Heritage Oaks Bancorp executed a Promissory Note for a $2 million line of credit with Pacific Coast Bankers’ Bank (“PCBB”).  In November 2001, pursuant to the terms of the note, this line of credit was converted to a fully amortized note. Pursuant to the Conditions of the Note, the Company must obtain written approval from PCBB prior to declaring a cash dividend.

The ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law. (See,  “Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.”)  Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

Under these provisions, the amount available for distribution from the Bank to the Company was approximately $4,743,852 at December 31, 2001.

The following table outlines stock dividend activity since 1999:

Stock Dividend Percentage	Record Date
4%	February 15, 1999

5%	April 3, 2000

5%	March 16, 2001

5%	March 8, 2002

Whether dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 2001.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

 On November 15, 1994, the Company was organized as a holding company for the Bank. The Bank is the only active subsidiary owned by the Company.

Earnings Overview

The Company reported net income for 2001 of $2,346,283. This was a 4.56% increase from the $2,244,020 reported in 2000.  Net income reported for 2000 represented an increase of $813,092 or 56.8% more than 1999 net income of $1,430,928. Basic earnings per share were $1.81, $1.76 and $1.15 at December 31, 2001, 2000 and 1999, respectively. Diluted earnings per share were $1.66, $1.64 and $1.04 at December 31, 2001, 2000 and 1999, respectively.

The Company made a strategic decision commencing in 1999 to expand its full service branch office coverage of its primary market area, realizing that during the first year, net earnings would be impacted by the growth of infrastructure. Two offices were opened during the first quarter of 1999 and one during the first quarter of 2000. The expected result was that net earnings in 1999 grew by only 6.3% from those in 1998, however, the ground work had been set to allow for significant growth without additional overhead.

On July 16, 2001, the Bank and Westamerica Bank, a California banking corporation, entered into a Branch Purchase and Assumption Agreement (“Agreement” included as an Exhibit in Company’s September 30, 2001 10-QSB), pursuant to which Heritage Oaks Bank purchased the four Westamerica Bank Branches in San Luis Obispo County (“Branches”).  The Branches were  located in the cities of Arroyo Grande, Morro Bay, Paso Robles and San Luis Obispo. In addition, Heritage Oaks Bank acquired Westamerica Bank’s interest in the real estate of each of the Branches, whether they were owned or leased.

Under the Agreement, Heritage Oaks Bank assumed all deposit liabilities and other liabilities set forth in the Agreement and purchased certain of the assets of the Branches.  It did not purchase any of the loans of the Branches which  were retained by Westamerica Bank.  All employees of the Branches (except one loan officer designated by Westamerica) was offered employment by Heritage Oaks Bank.

On November 9, 2001, the transaction closed. The branches located at 310 Morro Bay Blvd., Morro Bay, California and 1255 Grand Avenue, Arroyo Grande, California continued to be operated. The branch located at 545 Higuera Street, San Luis Obispo, California was consolidated with the Heritage Oaks Bank branch located at 1135 Santa Rosa Street, San Luis Obispo, California; and the branch located at 1204 Spring Street, Paso Robles, California was consolidated with the Heritage Oaks Bank branch located at 545 Twelfth Street, Paso Robles, California.  Further, the Heritage Oaks Bank branch located at 1360 Grand Avenue, Arroyo Grande, California was consolidated with the branch being acquired that is located at 1255 Grand Avenue, Arroyo Grande, California.

Beginning in January 2001 and continuing through December 2001, actions by the Federal Reserve to cut target interest rates resulted in Prime Rate literally being cut in half from 9.50% to 4.75%. Historically, the largest source of income for the Bank is that which is created by net interest income. This reduction in rates, specifically as it relates to 65% of the Bank’s average earning assets that adjust with Prime, made it very difficult to maintain the level of the Net Interest Margin for 2001 that the Bank had experienced in the past. Despite the adverse interest rate environment, the Company was able to exceed prior year earnings.

SELECTED FINANCIAL DATA

	December 31,
	2001	2000	1999
Return on Average Assets	1.22%	1.34%	1.07%

Return on Average Equity	17.26%	20.03%	14.87%

Average Equity to Average Assets	7.74%	7.11%	7.78%

Net Interest Margin	6.43%	6.78%	6.42%

Average Loans to Average Deposits	83.08%	82.18%	71.20%

Net Income (in thousands)	$2,346	$2,244	$1,431

Average Assets (in thousands)	$192,459	$167,661	$134,296

Earnings Per Share:
Basic	$1.81	$1.76	$1.15
Diluted	$1.66	$1.64	$1.04

Net Interest Income and Interest Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non—accrual loans, and changes in market interest rates.

Net interest income before provision for possible loan losses for 2001 was $11,031,213, an increase of $1,192,910 or 12.1% from  the $9,838,303 in 2000.  The increase in net interest income for 2001 compared to 2000 was attributable to a $26.4 million increase in average earning assets, a $11.7 million increase in non-interest bearing deposits and only a $9.7 million increase in average interest bearing liabilities. The significant growth in average earning assets compared to the lesser growth in average interest bearing liabilities helped to offset the material decline in interest rates throughout the year. The rate on average earning assets decreased by 119 basis points from 2000 to that in 2001, while the rate paid on average interest bearing liabilities decreased 92 basis points for the same period.  Average non-interest bearing demand deposits increased by $11.7 million in 2001. Other low cost deposits such as savings, now and money market accounts grew an average of $8.5 million with a weighted average rate of 1.45% in 2001. The higher cost time deposits increasedan average of $3.2 million with the average rate paid falling from 5.50% in 2000 to 4.82% in 2001.

Total income on the loan portfolio increased from $12,699,866 in 2000 to $13,280,255 in 2001. This modest increase of 4.6% in additional interest income was due to a combination of average loans outstanding for the year increasing by almost $22 million and the average rate earned for the year dropping from 10.26% to 9.11%.

The average yield on earning assets was 8.43% for 2001 and 9.62% for 2000.  The average yield on interest bearing liabilities was 2.93% for 2001, compared to 3.85% for 2000.  The net interest margin was 6.43% in 2001 compared to 6.78% in 2000.

The table on the following page sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2001, 2000 and 1999. The average balance of non-accruing loans has been included in loan totals.

	2001			2000			1999
	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest
	(dollars in thousands)
Interest Earning Assets:
Time deposits with other banks	$338	3.85%	$13	$257	7.39%	$19	$409	5.38%	$22
Investment securities taxable	9,415	5.57%	524	11,117	6.26%	696	15,977	5.86%	937
Investment securities non-taxable	5,928	4.74%	281	6,087	5.03%	306	6,505	4.77%	310
Federal funds sold	10,162	3.57%	363	3,921	6.32%	248	4,390	5.01%	220
Loans (1) (2)	145,757	9.11%	13,280	123,794	10.26%	12,700	86,578	9.73%	8,425

Total interest earning assets	171,600	8.43%	14,461	145,176	9.62%	13,969	113,859	8.71%	9,914

Allowance for possible loan losses	(1,545)			(1,344)			(1,150)
Non-earning assets:
Cash and due from banks	14,031			16,376			14,984
Property, premises and equipment	2,972			3,274			3,045
Other assets	5,401			4,179			3,558

TOTAL ASSETS	$192,459			$167,661			$134,296

Interest —bearing liabilities:
Savings/NOW/money market	66,562	1.45%	964	58,077	2.37%	1,376	54,717	2.08%	1,137
Time deposits	49,037	4.82%	2,366	45,872	5.50%	2,523	29,370	4.69%	1,377
Other borrowings	1,496	6.75%	101	3,443	6.74%	232	1,267	6.87%	87

Total interest-bearing liabilities	117,095	2.93%	3,431	107,392	3.85%	4,131	85,354	3.05%	2,601

Non-interest bearing liabilities:
Demand deposits	58,350			46,680			37,472
Other liabilities	2,113			1,664			1,343

Total liabilities	177,558			155,736			124,169

Stockholders’ equity
Common stock	7,311			5,996			5,148
Retained earnings	7,615			6,457			5,299
Valuation Allowance Investments	(25)			(528)			(320)

Total stockholders’ equity	14,901			11,925			10,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,459			$167,661			$134,296

Net Interest Income			$11,030			$9,838			$7,313
Net Interest Margin (3)		6.43%			6.78%			6.42%

(1)	Nonaccrual loans have been included in total loans.

(2)	Loan fees of $609, $587and $483 for 2001, 2000 and 1999, respectively, have been included in the interest income computation.

(3)	Net interest income has been calculated by dividing the net interest income by total earning assets.

Note: All average balances have been computed using daily balances.

RATE/VOLUME ANALYSIS

	2001			2000			1999
	Average	Average		Average	Average		Average	Average
	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total
Increase (decrease) in:
Interest income:
Loans (1)	$2,279	$(1,699)	$580	$3,620	$655	$4,275	$2,180	$(215)	$1,965
Investment securities taxable	(107)	(88)	(195)	(286)	45	(241)	(93)	(28)	(121)
Investment securities non-taxable (2):	(8)	(17)	(25)	(30)	24	(6)	90	(3)	87
Taxable equivalent adjustment (2):	4	8	12	10	(8)	2	(31)	1	(30)
Interest-bearing deposits	6	(1)	5	(8)	5	(3)	(1)	(1)	(2)
Federal funds sold	394	(279)	115	(23)	51	28	34	(10)	24
Total	2,568	(2,076)	492	3,283	772	4,055	2,179	(256)	1,923

Interest expense:
Savings, now, money market	201	(614)	(413)	70	169	239	146	(151)	(5)
Time deposits	174	(331)	(157)	774	372	1,146	178	(139)	39
Other borrowings	(130)	—	(130)	150	(5)	145	9	14	23
Total	245	(945)	(700)	994	536	1,530	333	(276)	57

Increase (decrease) in net
Interest income	$2,323	$(1,131)	$1,192	$2,289	$236	$2,525	$1,846	$20	$1,866

(1)	Loan fees of $609, $587 and $483 for 2001, 2000 and 1999, respectively have been included in the interest income computation.
(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.
Note B: Average yield rates in each period were used in rate computations. Any change attributable to changes in both volume and rate which cannot be segregated has been allocated.

Non-Interest Income

Non-interest income consists of service charges on deposit accounts, bankcard merchant fees, automatic teller machines (“ATM”) transactions, mortgage origination fees and other fees.  Non-interest income for 2001 was $4,680,575 compared to $5,683,427 for 2000. This represents a decrease of $1,002,852 or 17.7%. During 2001, the Bank divested itself of the off premise ATM business. In eliminating this line of business, both non-interest income and non-interest expense decreased. This will be discussed in more detail below.

Service charges on deposit accounts increased to $1,182,785 in 2001 from $1,082,757 in 2000. This growth of 9.2% is the result of overall bank growth for the year.

Bankcard merchant fees were $122,602 in 2001 compared to $110,483 in 2000, representing an improvement of 11%.

Overall, the Bank has become less reliant on ATM generated revenue than in previous years and in fact divested itself of this line of business nearly entirely by the fourth quarter of 2001. The net earnings from all ATM operations before deducting for overhead expenses and salaries were $475,875, $1,031,719 and $1,053,720, for the years ended December 31, 2001, 2000 and 1999, respectively.

ATM transaction fees, ATM interchange income, and ATM sponsorship fees was $2,017,507 and $3,609,502 for the year 2001 and 2000, respectively.  The Bank operated two networks referred to as the Gaming Network and the Retail Network.

The Gaming Network consisted of ATM placements located in authorized California gaming sites and accounted for approximately 71%of the gross revenue for ATMs in 2001. For the past several years, the number of Gaming contracts has decreased as the result of highly aggressive competition. In order to retain certain sites, agreements were renegotiated that narrowed the profit margin for the Bank. Because of narrowing profit margins and risk associated with this line of business, beginning in the third quarter of 2000 and continuing until the third quarter of 2001, the Bank’s Service Agreement with all but two sites were not renewed and/or terminated

The Retail Network consists of ATM placements in locations, such as malls and individual business sites throughout the United States. Because of the very narrow profit margins and the internal resources required to run this network, the Bank decided to sell this particular piece of business to a company who would have the economies of scale to realize a greater profit margin. In November 2000, the Bank entered into an agreement to sell these location agreements, inclusive of their equipment.  This transaction closed on March 31, 2001. Revenue generated by the Retail Network accounted for approximately 29% of the gross revenue for ATMs in 2001. The sale had minimal impact to the net earning in 2001 due to the expense of fully depreciating ATMs and other expenses associated with the sale. It is anticipated that there will be no impact to ongoing net income for the Bank.

Mortgage origination fees generated for 2001 were $577,333 compared to $318,360 in 2000. The declining interest rate environment during 2001 created robust mortgage loan activity, specifically in the re-finance arena. The Bank has been engaged in this line of business for a number of years and increased the department’s resources in 2001 to accommodate the growing activity. Most of the expense associated with this line of business is variable in the form of commissions paid. If and when the accelerated activity begins to decline, there would be limited fixed overhead in place to negatively impact earnings.

Non-Interest Expenses

Non-interest expense consists of salary and other compensation, occupancy and equipment and other expense. Non-interest expense for 2001 decreased to $11,386,136 from $11,515,523 in 2000. This represents a decrease of $129,387 or 1.1%.

Salaries and employee benefit expense were $4,494,137 and $4,115,549 for 2001 and 2000 respectively.  This represents an increase of 9.20%. This increase is due to; 1) annual merit increases in February 2001 that averaged 4%; 2) an increase in staff throughout the course of the year and the addition of the Westamerica Bank employees in November 2001 and; 3) a 17% increase in group health costs. Full time equivalent employees were 106 for 2001 and 93 for 2000. The ratio of “assets per employee”, one of the measures of operational efficiency, was $2,027,214 and $1,979,441 for 2001 and 2000, respectively.

Occupancy, furniture and equipment expenses were $ 1,707,205 during 2001, compared to $1,708,394 for 2000. This represents a nominal decrease of $1,189 or .07%. The only new facility opened during the year was the acquired Morro Bay branch in November 2001.

Other non-interest expense consists of ATM network related, data processing and other operating expense. Other non-interest expense was $5,184,794 for 2001, compared to $5,691,580 in 2000. This represents a decrease of $506,786 or 8.9%.

ATM network related expense was $1,541,632 in 2001, compared to $2,577,782 in 2000. This represents a decrease of $1,036,150 or 40.2%. By the end of the third quarter 2001, the Bank had divested itself of this line of business. See discussion of the ATM networks in “Non-Interest Income”, above.

Data processing expense was $1,460,620 in 2001 compared to $1,327,397 in 2000. This represents an increase of $133,223 or 10.0%.  The 34.7% growth in the Bank’s demand deposit base along with the 20.2% increase in interest bearing deposit accounts (excluding Certificates of Deposit) for the year 2001 is the primary factor for the increase in associated processing fees for services performed by third party vendors.

Provision for Income Taxes

The provision for income taxes was $1,379,369 for 2001, compared to $1,243,187 in 2000. The increase is commensurate with growth in pre-tax income for the year 2001 from that of 2000. The Bank’s effective tax rate was 37.0% and 35.6% in 2001 and 2000, respectively.

Provision and Allowance for Credit Losses

The allowance for credit losses is based upon management’s evaluation of the adequacy of the existing allowance for outstanding loans. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon loan growth during the period, a comprehensive grading and review formula for loans outstanding and historical loss experience.  In addition, management periodically reviews the condition of the loan portfolio including the value of security interest related to portfolio loans and the economic circumstances that may affect the value of portfolio loans to determine the adequacy of the allowance.  The evaluation of the allowance is reviewed by management and reported on an ongoing basis to the Bank’s  Loan Committee, Audit Committee and Board of Directors.  A provision for credit losses of $600,000 and $519,000 was expensed for 2001 and 2000, respectively. Net loan charge-offs (loans charged off, net of loans recovered) were $176,448 in 2001 and $439,498 during 2000, respectively. The allowance for credit losses as a percent of total gross loans at year-end 2001 and 2000 was 1.10% and 0.97%, respectively. Monitoring of all credits enables management to analyze any inherent risks in the portfolio that may result from changes in economic conditions.

The following table summarizes the analysis of the allowance for loan losses as of December 31, 2001, 2000 and 1999:

Analysis of Allowance for Loan Losses

	2001	2000	1999
Balance at Beginning of Period	$1,320,518	$1,241,016	$1,069,535

Charge-offs:
Commercial, Fianacial and Agricultural	155,933	454,085	7,623
Real Estate— Construction	—	—	—
Real Estate-Mortgage	—	—	—
Installment Loans to Individuals:	22,341	4,370
Money Plus	2,458	465	6,592
Credit Cards	—	—	—
Other Installment	—	—	—
Total charge-offs	180,732	458,920	14,215

Recoveries:
Commercial, Fianacial and Agricultural	483	16,745	19,682
Real Estate— Construction	—	—	—
Real Estate-Mortgage	—	—	—
Installment Loans to Individuals:	2,256	488	—
Money Plus	1,545	2,189	—
Credit Cards	—	—	—
Other Installment	—	—	514
Total recoveries	4,284	19,422	20,196
Net Charge-offs	176,448	439,498	(5,981)
Additions Charged to Operations	600,000	519,000	165,500
Balance at End of Period	1,744,070	1,320,518	1,241,016

Gross Loans at End of Period	$158,472,287	$135,488,020	$104,152,682

Ratio of Net Charge-offs During the Year to Average Loans outstanding	0.12%	0.44%	—0.01%

Ratio of Reserves to Gross Loans	1.10%	0.97%	1.19%

Ratio of Non-performing Loans to the Allowance for Credit Losses	85.70%	75.01%	72.91%

The Bank adopted SFAS No. 114 (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan” on January 1, 1996.  In accordance with SFAS No. 114, those loans identified as “impaired” are measured on the present value of expected future cash flows, discounted at the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.

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

Included in non-performing loans are two loans totaling $1,128,081 that account for approximately 75% of the total.  Even though these two loans are on a non-accrual status, management does not believe that there will be any loss of the principal due to present collateral value.

In evaluating the allowance for the credit losses, management takes into consideration the composition of its loan portfolio, loan growth during the period, risk and collectibility of loans, and economic conditions.  The allowance is maintained at a sufficient level to cover all potential loan charge-offs in addition to a cumulative, annual amount based upon the factors outlined above.  Management utilizes an internal loan classification system to grade portfolio loans as a part of its analysis of the adequacy of the allowance.  In addition, management periodically reviews the condition of the loan portfolio including the value of security interests related to the portfolio loan to determine the adequacy of the allowance.  The evaluation of the adequacy of the allowance is reviewed by management and reported on an ongoing basis to the Bank’s Loan Committee, Audit Committee and Board of Directors.

Local Economy

The economy in the Company’s trade area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population in the two county areas comprising the Company’s trade area, according to the U.S. Bureau of the Census, was estimated at July 1999 to be approximately 644,000. San Luis Obispo County represents about 37% of this total with Santa Barbara County accounting for the remaining approximately 63%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s trade area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s trade area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

The Bank’s branch locations have been strategically placed throughout the Central Coast. In addition to the relatively new full service branches opened in Santa Maria and Atascadero during the first quarter of 1999,  Arroyo Grande in January 2000, the Bank, through acquisition in November 2001, has a full service branch office in Morro Bay.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $214,884,674 at December 31, 2001 compared to $184,088,025 at December 31, 2000. That represents an increase of $30.8 million or 16.7%, including $25 million in assets acquired from the purchase of the Branches from WestAmerica Bank in November 2001. None of the assets acquired from WestAmerica were loans.

A significant portion of total assets is the Bank’s gross loans that were $158,472,287 and $135,488,020 at December 31, 2001 and 2000, respectively.  Approximately 65% of gross loans at December 31, 2001 are adjustable rate loans. Nearly all the adjustable rate loans are tied to changes in the prime rate. If interest rates change, the yield on these loans and other loans renewing during the one-year time frame will also change. The Bank anticipates a 1.00% increase in the prime rate would increase net interest income approximately $592,151 a year and a 1.00% decrease in the prime rate would decrease net interest income by approximately  $557,794 a year.

The following table summarizes the composition of the loan portfolio as of December 31, 2001, 2000 and 1999:

COMPOSITION OF LOAN PORTFOLIO

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Financial and Agricultural	40,608,210	25.62%	42,931,015	31.69%	$38,419,611	36.89%

Real Estate— Construction	23,449,044	14.80%	18,599,452	13.73%	12,741,477	12.23%

Real Estate-Mortgage	90,823,606	57.31%	70,550,560	52.07%	50,063,714	48.07%

Installment Loans to Individuals	3,171,805	2.00%	3,246,214	2.40%	2,786,034	2.67%

All Other Loans (including overdrafts)	419,622	0.27%	160,779	0.12%	141,846	0.14%

Total Loans, Gross	158,472,287	100.00%	135,488,020	100.00%	104,152,682	100.00%

Deferred Loan Fees	(578,332)		(487,473)		(485,474)
Reserve for Possible Loan Losses	(1,744,070)		(1,320,518)		(1,241,016)

Total Loans, Net	$156,149,885		$133,680,029		$102,426,192

Loans Held For Sale	$4,082,200		$2,474,542		$120,382

Net loans totaled $156,149,885 at December 31, 2001, compared to $133,680,029 at December 31, 2000. This represents an increase of 16.8%. Loans increased during the year as the result of; 1) continued marketing efforts by well-established loan officers; and 2) a strong Bank image within its primary market area. The largest growth was in the real estate loan related area at approximately a $20.3 million increase.

The following are the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 2001:

Loan Category	Due Within One Year	After One Year but Within Five	After Five Years	Total
	(in thousands)
Commercial, Fianacial and Agricultural	$27,646	$8,752	$4,210	$40,608

Real Estate— Construction	17,970	4,267	1,212	23,449

Real Estate-Mortgage	45,059	22,753	23,011	90,823

Installment Loans to Individuals	1,089	1,745	338	3,172

All Other Loans (including overdrafts)	420	—	—	420

Totals	$92,184	$37,517	$28,771	$158,472

Interest Rate Provision:
Predetermined Rates	$18,154	$9,290	$28,251	$55,695

Floating or Adjustable Rates	74,030	28,227	520	102,777

Totals	$92,184	$37,517	$28,771	$158,472

Risk Elements:

Risk elements on loans are presented in the following table for December 31:

	2001	2000	1999
Non-Accrual Loans (Impaired Loans)	$1,494,602	$991,230	$904,773
Accruing Loans Past Due 90 Days	0	0	0
Restructured Loans	1,309,538	194,914	251,729
Interest Excluded on Non-Accrual Loans	142,952	112,012	91,207
Interest Recognized on Non-Accrual Loans and Troubled Debt Restructured Loans	16,704	85,806	165,000

At December 31, 2001, the Bank had no foreign loans outstanding.  The Bank did not have any concentrations of loans except as disclosed above.

The Banks management is responsible for monitoring loan performance that is done through various methods, including a review of loan delinquencies and personal knowledge of customers.  Additionally, the Bank, maintains both a “watch” list of loans that, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Semi-annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank.  A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Board of Directors.  Except as set forth in the preceding table, there are no loans which management has serious doubts as to the borrowers ability to comply with present loan repayment terms.

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

Total Cash and Due from Banks

Total cash and due from banks decreased from $19,435,534 at December 31, 2000 to $14,398,048 at December 31, 2001.  This decrease is a direct result of the elimination of the ATM Networks.

Other Earning Assets

Other earning assets are comprised of Federal Home Loan Bank stock, Federal Funds sold (funds lent on a short-term basis to other banks), investment securities and short-term interest bearing deposits at other financial institutions.  These assets are maintained for short-term liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

Other earning assets increased to $28,356,296 at December 31, 2001 compared to $21,392,105 at December 31, 2000. This represents an increase of approximately $6.9 million or 32.6%. When the branch acquisition was finalized on November 9, 2001, the Bank invested approximately $10 million in zero risk-weighted securities. Other earning assets represented 15.1% of the earning asset portfolio at December 31, 2001, compared to 13.6% in 2000.

COMPOSITION OF OTHER EARNING ASSETS

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank and other	$228,300	0.81%	$381,600	1.78%	$395,300	1.92%

Available-for-Sale Investments	22,028,996	77.69%	16,212,505	75.79%	18,663,504	90.45%

Federal Funds Sold	6,000,000	21.16%	4,600,000	21.50%	1,200,000	5.82%

Interest Bearing Deposits other fin inst.	99,000	0.34%	198,000	0.93%	375,255	1.81%

Total Other Earning Assets	$28,356,296	100.00%	$21,392,105	100.00%	$20,634,059	100.00%

The Amortized cost, fair value, and maturites at December 31, 2001 are as follows:

	Securities Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in One Year or Less	$34,604	$34,674

Due after One Year through Five Years	2,113,825	2,130,656

Due after Five Years through Ten Years	946,256	967,255

Due after Ten Years	3,617,552	3,517,546

Mortgage-backed Securities	15,574,820	15,378,864

Total	$22,287,057	$22,028,996

Deposits

Total deposits were $195,584,765 at December 31, 2001, compared to $167,696,890 at December 31, 2000. This represents an increase of $27.9 million or 16.6%. The branch acquisition that closed on November 9, 2001 accounted for approximately $25 million of this increase for the year and of that amount, approximately $9.9 million was in Time Deposits. The table below indicates that Time Deposits actually decreased by $ 2.9 million during 2001. During the course of the year 2001, Management was keenly aware of the narrowing net interest margin and systematically lowered the rates on Time Deposits, knowing full well that there would be a decrease in this deposit category.

The following table sets forth information for the last two fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:

COMPOSITION OF DEPOSITS

	2001		2000		1999
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-Interest Bearing Demand	$69,824,137	0.00%	$51,821,234	0.00%	$39,901,884	0.00%

Interest Bearing Demand	47,668,327	1.15%	39,711,917	2.16%	35,058,015	1.85%

Savings	18,602,720	1.01%	14,133,471	2.19%	13,537,416	2.18%

Money Market	10,293,162	2.21%	9,870,541	3.81%	6,655,897	3.11%

Time Deposits	49,196,419	4.82%	52,159,727	5.50%	37,808,361	4.69%

Total Deposits	$195,584,765	2.65%	$167,696,890	3.75%	$132,961,573	2.07%

Set forth is a maturity schedule of domestic time certificales of deposit of $100,000 and over at December 31, 2001.

TIME DEPOSITS $100,000 AND OVER:
(dollars in thousands)

Less than 3 months	$2,645
3 to 12 months	4,003
Over 1 year	533

Total	$7,181

Capital

The Company’s total stockholders equity was $15,876,781 at December 31, 2001 compared to $13,455,009 at December 31, 2000.  The increase in capital during 2001 was due to net income of $2,346,283,  $4,680 cash paid to stockholders in lieu of fractional shares on a 5% stock dividend paid March 30, 2001, stock options exercised in the amount of $93,641 and a decrease in accumulated other comprehensive income of $13,472.

Capital ratios for commercial banks in the United States are generally calculated using three different formulas.  These calculations are referred to as the “Leverage Ratio” and two “risk based” calculations known as: “Tier One Risk Based Capital Ratio” and the “Total Risk Based Capital Ratio.”   These standards were developed through joint efforts of banking authorities from 12 different countries around the world.  The standards essentially take into account the fact that different types of assets have different levels of risk associated with them.  Furthermore, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by any goodwill a bank may have) by the total assets of the bank.  In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets” of the bank.  Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).  The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the Bank’s and Company’s capital ratios at December 31, 2001.

	Minimum Regulatory Capital Requirements	Heritage Oaks Bank	Heritage Oaks Bancorp
Leverage Ratio	4.00%	7.81%	7.44%
Tier One Risk Based Capital Ratio	4.00%	9.19%	8.74%
Total Risk Based Capital Ratio	8.00%	10.17%	9.72%

Generally speaking, the primary source of new capital will be generated from retained earnings. However, to provide for instances when retained earnings may not keep pace with asset growth, additional sources of capital need to be made available. To that end, on September 11, 1998, Heritage Oaks Bancorp executed a Promissory Note for a $2 million line of credit with Pacific Coast Bankers’ Bank.  In November 2001, pursuant to the terms of the note, this line of credit was converted to a fully amortized note. The characteristics of the note are as follows:

•  Collateralized with 339,332 shares of Heritage Oaks Bank common stock

•  Maturity of August 15, 2006.

•  Payments to be fully amortized to maturity based on outstanding balance owed.

•  Company must obtain written approval prior to incurring any additional debt

In addition to this , the Board of Directors is reviewing other sources of capital for the Company and the Bank.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,000,000. The Bank became a member of the Federal Home Loan Bank (FHLB) in July 1999. As of December 31,2001, the Bank had approximately $5,500,000 available for borrowing using certain securities and loans as collateral. As of December 31, 2001, the Bank did not have any borrowings against any of these sources.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At December 31, 2001, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 19.6% compared to 14.2% in 2000. The ratio of gross loans to deposits, another key liquidity ratio, was 83.0% at year-end 2001 compared to 82.3% at December 31, 2000.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  The effect on inflation during the three-year period ended December 31, 2001 has not been significant to the Bank’s financial position or results of operations.

Recent Accounting Developments

On July 20, 2001, the FASB issued SFAS No. 141 “Business Combinations”(“SFAS No. 141”), requiring that all business combinations within the scope of the statement be accounted for using the purchase method. Previously, the pooling-of-interests method was required whenever certain criteria were met. Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

As a portion of our business strategy is to pursue acquisition opportunities so as to expand our market presence and maintain growth levels, the change in accounting could have an impact on our ability to realize those business strategies.

Management believes that this accounting change will not have an impact on the existing core deposit intangible created as the result of the acquisition of branches from Westamerica Bank.

On July 20, 2001, the FASB also issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). It addressed how intangible assets that are acquired individually or within a group of assets should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40 year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment which may require re-measurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

The provisions of the statement must be applied starting at the beginning of the first fiscal year beginning after December 15, 2001. For the Company, that means as of January 1, 2002. The principles of SFAS No. 142 must be applied to all goodwill and other intangible assets recognized in the financials at that date. Impairment losses are to be reported as resulting from a change in accounting principle.

Management believes that this accounting change will not have an impact on the existing core deposit intangible created as the result of the acquisition of the branches from Westamerica Bank.

SEC Staff Accounting Bulletin No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues” (“SAB No. 102”) was released on July 10, 2001. It expresses certain of the staff’s views on the development, documentation and application of a systematic methodology as required by Financial Reporting Release No. 28, Accounting for Loan Losses by Registrants Engaged in Lending Activities, for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, SAB No. 102 focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. We have a systematic methodology for determining an appropriate allowance for loan losses, consistently followed and supported by written documentation and policies and procedures. In light of SAB No. 102, however, our methodology and documentation is currently in the process of review. Any resulting changes are not expected to have a material impact on the financial statements.

This discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

ITEM 7. FINANCIAL STATEMENTS

HERITAGE OAKS BANCORP AND SUBSIDIARIES

DECEMBER 31, 2001, 2000 AND 1999

Independent Auditors’ Report

Board of Directors and Stockholders

Heritage Oaks Bancorp and Subsidiaries

Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp as of December 31, 2001 and 2000, the results of their operations and changes in their stockholders’ equity and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
January 11, 2002

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000
Assets
Cash and due from banks	$14,398,048	$19,435,534
Federal funds sold	6,000,000	4,600,000
Total Cash and Cash Equivalents	20,398,048	24,035,534
Interest-bearing deposits in other financial institutions	99,000	198,000
Investment securities
Available-for-sale	22,028,996	16,212,505
Federal Home Loan Bank Stock, at cost	228,300	381,600
Loans held for sale	4,082,200	2,474,542
Loans, net of deferred fees and allowance for loan losses of $2,322,402 and $1,807,991 at December 31, 2001 and 2000, respectively	156,149,885	133,680,029
Property premises and equipment, net	3,620,769	3,062,815
Net deferred tax asset	1,257,991	998,754
Cash surrender value of life insurance	5,143,613	1,369,549
Other assets	1,875,872	1,674,697
Total Assets	$214,884,674	$184,088,025

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand non-interest bearing	69,824,137	51,821,234
Savings, NOW and money market deposits	76,564,209	63,715,930
Time deposits of $100,000 or more	7,181,312	7,659,791
Time deposits under $100,000	42,015,107	44,499,935
Total Deposits	195,584,765	167,696,890
Notes payable	1,894,811	1,050,000
Other liabilities	1,528,317	1,886,126
Total Liabilities	199,007,893	170,633,016

COMMITMENTS AND CONTINGENCIES (Note #10)

Stockholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; 1,297,880 and 1,224,999 shares issued and outstanding for 2001 and 2000, respectively	7,535,495	6,305,233
Retained earnings	8,496,122	7,291,140
Accumulated other comprehensive income	(154,836)	(141,364)
Total Stockholders’ Equity	15,876,781	13,455,009
Total Liabilities and Stockholders’ Equity	$214,884,674	$184,088,025

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
Interest Income
Interest and fees on loans	$13,280,255	$12,699,866	$8,424,833
Interest on Investment Securities
U.S. Treasury Securities	—	—	1,032
Obligations of U.S. Government Agencies	500,701	669,617	812,696
Corporate Bonds, Mutual Funds, Commercial Paper	—	—	110,467
Obligations of State and Political Subdivisions	281,079	305,674	310,436
Interest on time deposits with other banks	16,202	18,805	29,971
Interest on Federal funds sold	362,567	248,283	220,170
Interest on other securities	20,549	26,680	3,888
Total Interest Income	14,461,353	13,968,925	9,913,493

Interest Expense
Interest on savings, NOW and money market deposits	963,797	1,376,114	1,136,841
Interest on time deposits in denominations of $ 100,000 or more	210,744	382,506	292,401
Interest on time deposits under $100,000	2,154,795	2,139,906	1,084,896
Other	100,804	232,096	86,797
Total Interest Expense	3,430,140	4,130,622	2,600,935
Net interest income before provision for possible loan losses	11,031,213	9,838,303	7,312,558
Provision for Possible Loan Losses	600,000	519,000	165,500
	10,431,213	9,319,303	7,147,058
Non-interest Income
Service charges on deposit accounts	1,182,785	1,082,757	757,448
Investment securities loss, net	(1,606)	(2,188)	—
Other	3,499,396	4,602,858	4,686,793
Total Non-interest Income	4,680,575	5,683,427	5,444,241
Non-interest Expenses
Salaries and employee benefits	4,494,137	4,115,549	3,562,023
Equipment expenses	879,202	908,859	790,862
Occupancy expenses	828,003	799,535	694,057
Other expenses	5,184,794	5,691,580	5,359,301
Total Non-interest Expenses	11,386,136	11,515,523	10,406,243
Income Before Provision for Income Taxes	3,725,652	3,487,207	2,185,056
Provision for Income Taxes	1,379,369	1,243,187	754,128
Net Income	$2,346,283	$2,244,020	$1,430,928

Earnings Per Share
Basic	$1.81	$1.76	$1.15
Diluted	$1.66	$1.64	$1.04

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock
	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 1999	1,069,791	$4,470,170		$5,154,666	$(188,166)	$9,436,670
Exercise of stock options	31,832	148,263				148,263
Stock dividends paid — 4%	42,659	669,746		(669,746)
Cash paid to stockholders in lieu of fractional shares on 4% stock dividend				(3,025)		(3,025)
Comprehensive income
Net income			1,430,928	1,430,928		1,430,928
Unrealized security holding losses (net of $344,368 tax)			(470,674)		(470,674)	(470,674)
Total comprehensive income			$960,254
Balance, December 31, 1999	1,144,282	5,288,179		5,912,823	(658,840)	10,542,162
Exercise of stock options	23,265	155,274				155,274
Stock dividends paid — 5%	57,452	861,780			(861,780)	—
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(3,923)		(3,923)
Comprehensive income
Net income			2,244,020	2,244,020		2,244,020
Unrealized security holding gains (net of $374,790 tax)			515,996		515,996	515,996
Less reclassification adjustments for losses (net of $780 tax)			1,480		1,480	1,480
Total comprehensive income			$2,761,496
Balance, December 31, 2000	1,224,999	6,305,233		7,291,140	(141,364)	13,455,009
Exercise of stock options	11,442	93,641				93,641
Stock dividends paid — 5%	61,439	1,136,621		(1,136,621)		—
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(4,680)		(4,680)
Comprehensive income
Net income			2,346,283	2,346,283		2,346,283
Unrealized security holding losses (net of $9,579 tax)			(14,483)		(14,483)	(14,483)
Less reclassification adjustments for losses (net of $595 tax)			1,011		1,011	1,011
Total comprehensive income			$2,332,811
Balance, December 31, 2001	1,297,880	$7,535,495		$8,496,122	$(154,836)	$15,876,781

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
Cash Flows from Operating Activities
Net income	$2,346,283	$2,244,020	$1,430,928
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	825,590	711,120	658,998
Provision for possible loan losses	600,000	519,000	165,500
Realized loss on sales of available-for-sale securities, net	1,606	2,188	—
Amortization of premiums/discounts on
investment securities, net	(124,138)	(148,180)	(235,382)
Gain on sale of property, premises and equipment, net	(279,375)	—	—
Net increase in cash surrender value of life insurance	(124,064)	(63,762)	(67,393)
(Increase)/decrease in loans held for sale	(1,607,658)	(2,354,160)	1,534,383
Increase in deferred tax asset	(250,255)	(205,339)	(269,788)
(Increase)/decrease in other assets	205,412	(617,194)	394,118
Increase/(decrease) in other liabilities	(357,809)	651,593	(339,589)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,235,592	739,286	3,271,775

Cash Flows From Investing Activities
Purchase of securities available-for-sale	—	(4,838)	(14,335,101)
Purchase of mortgage-backed securities available-for-sale	(10,174,446)	—	(2,532,299)
Proceeds from sales of securities available-for-sale	714,000	1,011,512	2,978,217
Proceeds from principal reductions and maturities of securities available-for-sale	1,138,087	933,726	18,065,264
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	2,759,246	1,563,335	4,815,584
Net change in interest bearing deposits in other financial institutions	99,000	177,255	291,720
Purchase of life insurance policies	(3,650,000)	—	(217,818)
Increase in cash due to acquisition	23,086,675	—	—
Recoveries on loans previously written off	4,284	19,422	20,196
Increase in loans, net	(23,074,140)	(31,792,259)	(32,808,847)
Proceeds from sale of property, premises and equipment	720,509	—	—
Purchase of property, premises and equipment, net	(349,869)	(346,646)	(1,638,902)

NET CASH USED IN INVESTING ACTIVITIES	(8,726,654)	(28,438,493)	(25,361,986)

Cash Flows From Financing Activities
Increase in deposits, net	$2,919,804	$34,735,317	$13,553,867
Net increase/(decrease) in other borrowings	—	(2,211,000)	2,211,000
Net (decrease)/increase in notes payable	844,811	700,000	(400,000)
Proceeds from exercise of stock options	93,641	155,274	148,263
Cash paid in lieu of fractional shares	(4,680)	(3,923)	(3,025)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,853,576	33,375,668	15,510,105

Net (Decrease)/Increase in Cash and Cash Equivalents	(3,637,486)	5,676,461	(6,580,106)

Cash and Cash Equivalents, Beginning of year	24,035,534	18,359,073	24,939,179

Cash and Cash Equivalents, End of year	$20,398,048	$24,035,534	$18,359,073

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,960,156	$	$2,649,170
Income taxes paid	$1,432,000	$1,595,000	$716,000

Supplemental Disclosures of Non-Cash Flow Information
Change in other comprehensive income	$(13,472)	$517,476	$(470,674)
Transfer of held-to-maturity securities to avaliable-for-sale	$—	$—	$15,758,151

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

Note #1 - Summary of Significant Accounting Policies

The accounting and reporting policies of Heritage Oaks Bancorp (the Company) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

A.        Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank and CCMS Systems, Inc.  Intercompany balances and transactions have been eliminated.

B.          Nature of Operations

The Bank has been organized with two primary operating segments, which consist of the Bank and the Bank’s Electronic Funds Transfer (EFT) Department.  The segments are identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.  The Bank operates nine branches within San Luis Obispo and Santa Barbara counties.  The Bank offers traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  The EFT Department had installed automatic teller machines located in retail outlets and gaming facilities and point of sale machines located in retail outlets.  During 2001, the Bank divested all of its retail automated teller machines and all but two of its gaming automated teller machines.  Income was based upon total customer usage of the machines and the applicable transaction charge.

C.          Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

D.            Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2001.

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

F.              Investment Securities and Mortgage-backed Securities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities.  Securities and mortgage-backed securities are classified in three categories and accounted for as follows:  debt, equity, and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity.  Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

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

In accordance with SFAS No. 114, (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan,” those loans identified as “impaired” are measured on the present value of expected future cash flows, discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

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

I.                 Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

J.                Property, Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements of the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.  Total depreciation expense for the reporting periods ending December 31, 2001, 2000 and 1999 were approximately $826,000, $711,000, and $659,000, respectively.

K.            Income Taxes

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.  Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, “Accounting for Income Taxes.”

L.              Comprehensive Income

Beginning in 1998, the Bank adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires the disclosure of comprehensive income and its components.  Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

M.         Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

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

O.            New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001.  This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion (“APB”) Opinion No. 17.  The standard also establishes a new method of testing goodwill for impairment.  It requires goodwill to be separately tested for impairment at a reporting unit level.  The amount of goodwill determined to be impaired would be expensed to current operations.  Management believes that the adoption of the statement will not have a material effect on the Company’s financial statements.  Amortization expense charged to operations for 2001, 2000 and 1999 was $20,054, $12,027 and $35,107, respectively.

Note #2 - Investment Securities

At December 31, 2001 and 2000, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2001, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies and corporations	$979,772	$—	$(35,199)	$944,573
Mortgage-backed securities	15,574,820	26,449	(222,406)	15,378,863
Obligations of state and political subdivisions	5,723,827	81,670	(108,575)	5,696,922
Other securities	8,638	—	—	8,638
Total	$22,287,057	$108,119	$(366,180)	$22,028,996

There were no investment securities held-to-maturity at December 31, 2001.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2000, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies and corporations	$2,392,808	$—	$(76,721)	$2,316,087
Mortgage-backed securities	7,958,658	6,468	(239,825)	7,725,301
Obligations of state and political subdivisions	6,088,006	90,786	(16,313)	6,162,479
Other securities	8,638	—	—	8,638
Total	$16,448,110	$97,254	$(332,859)	$16,212,505

The amortized cost and fair values of investment securities available-for-sale at December 31, 2001, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$34,604	$34,674
Due after one year through five years	2,113,825	2,130,656
Due after five years through ten years	946,256	967,255
Due after ten years	3,617,552	3,517,548
Mortgage-backed securities	15,574,820	15,378,863
Total Securities	$22,287,057	$22,028,996

Proceeds from sales and maturities of investment securities available-for-sale during 2001, 2000 and 1999, were $714,000, $1,011,512, and $2,978,217, respectively.  In 2001, gross gains and losses on these sales were $286 and $1,892, respectively.  In 2000, gross losses on these sales were $2,188; there were no gross gains.  There were no gross gains or losses in 1999.

Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 2001, 2000, and 1999, were $2,759,246, $1,563,335, and $4,815,584, respectively.  There were no gross gains or losses on these sales during 2001 and 2000.  Unrealized losses on investment securities and mortgage-backed securities included in shareholders’ equity net of tax at December 31, 2001, 2000 and 1999 were $154,836, $141,364, and $658,840, respectively.

Securities having a carrying value and a fair value of approximately $8,850,000 and $10,687,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required by law.

	2001	2000
Commercial, financial and agricultural	$40,608,210	$42,931,015
Real Estate — construction	23,449,044	18,599,452
Real Estate — mortgage	90,823,606	70,550,560
Installment loans to individuals	3,171,805	3,246,214
All other loans (including overdrafts)	419,622	160,779
	158,472,287	135,488,020
Less: Deferred loan fees	(578,332)	(487,473)
Less: Allowance for loan losses	(1,744,070)	(1,320,518)
Total Loans	$156,149,885	$133,680,029

Loans held for sale	$4,082,200	$2,474,542

Concentration of Credit Risk

At December 31, 2001, approximately $114,273,000 of the Bank’s loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in San Luis Obispo County.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2001	2000	1999
Impaired loans with a valuation allowance	$203,154	$905,313	$904,773
Impaired loans without a valuation allowance	1,291,448	85,917	—
Total impaired loans	$1,494,602	$991,230	$904,773
Valuation allowance related to impaired loans	$148,104	$314,633	$122,847

Average recorded investment in impaired loans	$842,631	$731,963	$914,298

Cash receipts applied to reduce principal balance	$317,000	$654,797	$28,691

Interest income recognized for cash payments	$—	$—	$—

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled $1,495,000 and $991,230 at December 31, 2001 and 2000, respectively.  As of December 31, 2001 and 2000, all loans on nonaccrual were classified as impaired.  If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $195,826, $115,603, and $91,207, in 2001, 2000 and 1999, respectively.  No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2001 and 2000, the Bank had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2001, loans totaling approximately $310,000 were classified as troubled debt restructurings.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	2001	2000	1999
Balance, Beginning of Year	$1,320,518	$1,241,016	$1,069,535
Additions charged to operating expense	600,000	519,000	165,500
Loans charged off	(180,732)	(458,920)	(14,215)
Recoveries of loans previously charged off	4,284	19,422	20,196
Balance, End of Year	$1,744,070	$1,320,518	$1,241,016

Note #5 - Property, Premises and Equipment

Property, premises and equipment consisted of the following:

	2001	2000
Land	$1,090,783	$668,877
Building and improvements	3,569,876	3,047,432
Furniture and equipment	4,035,637	4,024,113
	8,696,296	7,740,422
Less: Accumulated depreciation and amortization	5,075,527	4,677,607
Total	$3,620,769	$3,062,815

The Company leases land, buildings, and equipment under noncancelable operating leases expiring at various dates through 2009.  The following is a schedule of future minimum lease payments based upon obligations at year-end.

Year Ending December 31,	Amount
2002	$365,700
2003	353,100
2004	333,852
2005	300,774
2006	216,951
More than 5 years	526,920
Total	$2,097,297

Total expenditures charged for leases for the reporting periods ended December 31, 2001, 2000 and 1999, were approximately $382,000,  $492,000, and $346,000, respectively.

Note #6 - Time Deposit Liabilities

At December 31, 2001, the Bank had time certificates of deposit with maturity distributions as follows:

Year Ending December 31,
2002	$38,383,298
2003	10,524,661
2004	158,429
2005	108,954
2006	21,077
$49,196,419

Note #7 - Other Borrowed Money

Interest expense on federal funds purchased was $382, $15,875, and $752 and interest expense on securities sold under agreements to repurchase was $0, $18,779, and $42,430, for the years ended December 31, 2001, 2000 and 1999, respectively.

The Bank has a fed funds borrowing line with a correspondent bank.  The credit limit available on that line is $5,000,000.

The Bank has pledged approximately $4,689,000 in loans to the Federal Reserve Bank for a borrowing line at the federal discount window.

Note #8 - Notes Payable

On September 11, 1998, the Bancorp obtained a revolving line of credit in the amount of $2,000,000 through Pacific Coast Bankers’ Bank (“PCBB”). The note is secured by 339,332 shares of the Bank’s stock.  The note matures August 15, 2006, and bears interest at a variable rate of 1.00 percent over the Wall Street Journal prime rate.  The outstanding principal balance at December 31, 2001 and 2000, was $1,894,811 and $1,050,000, respectively, and the current interest rate was 5.75 percent.  Payments on the note will be fully amortizing to maturity, based on the outstanding balance owed. The Company is required to obtain written approval from PCBB prior to declaring any cash dividend.

Note #9 - Income Taxes

The current and deferred amounts of the provision (benefit) for income taxes were:

	Year Ending December 31,
	2001	2000	1999
Federal Income Tax
Current	$1,251,241	$966,100	$655,522
Deferred	(264,940)	(74,141)	(133,240)
Total Federal Taxes	986,301	891,959	522,282

State Franchise Tax
Current	470,734	375,906	276,364
Deferred	(77,666)	(24,678)	(44,518)
Total State Franchise Tax	393,068	351,228	231,846
Total Income Taxes	$1,379,369	$1,243,187	$754,128

The principal items giving rise to deferred taxes were:

	2001	2000	1999
Use of different depreciation for tax purposes	$(15,603)	$(11,330)	$(29,948)
Difference in loan loss provision for tax purposes	(173,656)	(32,596)	(67,855)
Differences arising from changes in accruals	(114,510)	(32,819)	(83,831)
Other, net	(38,837)	(22,074)	3,876
Total	$(342,606)	$(98,819)	$(177,758)

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$1,266,722	34.0	$1,185,650	34.0	$742,919	34.0

State income taxes, net of federal income tax benefit	259,425	7.0	231,810	6.7	153,019	7.0
Tax exempt income and other, Net	(146,778)	(4.0)	(174,273)	(5.0)	(141,810)	(6.5)
Total Tax Provision	$1,379,369	37.0	$1,243,187	35.7	$754,128	34.5

The net deferred tax asset is determined as follows:

	2001	2000
	(In Thousands)
Deferred Tax Assets
Reserves for loan losses	$629	$456
Fixed assets	22	6
Accruals	504	443
Investment securities valuation	103	94

Total Deferred tax assets arising from cumulative timing differences	1,258	999
Valuation allowance*	—	—
Net Deferred Tax Asset	$1,258	$999

*The valuation allowance is estimated based upon amounts less than likely of future realization.  There was no change in the valuation allowance for the 2001 year.

Note #10 - Commitments and Contingencies

The Company is involved in various litigation.  In the opinion of management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

At December 31, 2001 and 2000, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $1,505,881 and $861,969, respectively.  At December 31, 2001 and 2000, the Bank had undisbursed loan commitments in the amount of $53,548,595 and $43,834,315, respectively.  The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.  Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank anticipates no losses as a result of such transactions.

Note #11 - Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2001, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below.  The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios (dollar amounts in thousands):

			Capital Needed
	Actual Regulatory		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2001
Total capital to risk-weighted assets:
Company	$17,373	9.72%	$14,303	8.0%	N/A	N/A
Bank	18,109	10.17%	14,249	8.0%	$17,811	10.0%

Tier 1 capital to risk-weighted assets:
Company	15,629	8.74%	7,151	4.0%	N/A	N/A
Bank	16,365	9.19%	7,125	4.0%	10,687	6.0%
.
Tier 1 capital to average assets:
Company	15,629	7.44%	8,403	4.0%	N/A	N/A
Bank	16,365	7.81%	8,382	4.0%	10,477	5.0%

As of December 31, 2000
Total capital to risk-weighted assets:
Company	14,903	10.26%	11,616	8.0%	N/A	N/A
Bank	14,799	10.03%	11,806	8.0%	14,757	10.0%

Tier 1 capital to risk-weighted assets:
Company	13,582	9.35%	5,808	4.0%	N/A	N/A
Bank	13,478	9.13%	5,903	4.0%	8,854	6.0%
.
Tier 1 capital to average assets:
Company	13,582	7.56%	7,184	4.0%	N/A	N/A
Bank	13,478	7.53%	7,156	4.0%	8,945	5.0%

Note #12 - Salary Continuation Plan

The Bank established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, and Chief Administrative Officer, as authorized by the Board of Directors.  This agreement provides for annual cash payments for a period not to exceed 15 years, beginning at retirement age 60.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  The present values of the Company’s liability under this Agreement were $347,072 and $243,560 at December 31, 2001 and 2000, respectively, and are included in other liabilities in the Company’s Consolidated Financial Statements.  The Company maintains life insurance policies, which are intended to fund all costs of the plan.  The cash surrender values of these life insurance policies totaled $5,143,613 and $1,369,549, at December 31, 2001 and 2000, respectively.

Note #13 — 401(k) Pension Plan

During 1994, the Bank established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  Employee contributions are matched up to 25 percent of the employee’s contribution.  Employees vest immediately in their own contributions and they vest in the Bank’s contribution based on years of service.  Expenses of the savings plan were $57,528, $48,843, and $35,924, for the years ended December 31, 2001, 2000 and 1999, respectively.

Note #14 - Stock Option Plans

At December 31, 2001, the Bank had two stock option plans, which are described below.  The Bank applies APB Opinion 25 and related interpretations in accounting for the stock option plans.  Accordingly, no compensation costs have been recognized.  Had compensation costs for these plans been determined on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		2001	2000	1999
Net Income	As reported	$2,346,283	$2,244,020	$1,430,928
	Pro forma	2,238,422	2,149,036	1,373,874

Earnings per share	As reported	1.81	1.76	1.15
	Pro forma	1.72	1.69	1.11

Earnings per share —	As reported	1.66	1.64	1.04
assuming dilution	Pro forma	1.59	1.58	1.00

The Company adopted the Bank’s 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as Non-Qualified Stock options under the Internal Revenue Code.  All outstanding options were granted at prices which equal the fair market value on the day of grant.  Options granted vest at a rate of 25 percent per year for four years and expire no later than ten years from the date of grant.  The plan provided for issuance of up to 158,764 shares (after giving retroactive effect for a 4 percent stock dividend in 1999, and 5 percent stock dividends in 2000 and 2001) of the Company’s unissued common stock and is subject to the specific approval of the Board of Directors.  The Bank’s 1990 stock option plan expired in July 2000.

No options were granted during 1999, 2000, or 2001.

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 2001.

	2001		2000		1999
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	23,582	$3.66	47,906	$3.74	80,001	$3.74
Granted
Cancelled	—	$—	(427)	$9.30	(968)	$9.31
Exercised	(7,357)	$3.60	(23,897)	$3.73	(31,126)	$3.48
Outstanding at end of year	16,225	$3.68	23,582	$3.66	47,906	$3.74

Options available for granting at end of year	—		—		1,075
Options exercisable at year-end	16,225	$3.70	23,260	$3.59	46,628	$3.60
Weighted-average fair value of options granted during the year	—		—		—

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.34	15,257	1.09	$3.34	15,257	$3.34
$9.31	968	5.53	$9.31	968	$9.31
	16,225			16,225

The Company adopted the Bank’s 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code.  All outstanding options were granted at prices which equal the fair market value on the day of the grant.  Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant.  The plan provides for issuance of up to 184,659 shares (after giving retroactive effect for a 4 percent stock dividend in 1999, and 5 percent stock dividends in 2000 and 2001) of the Company’s unissued common stock and is subject to the specific approval of the Board of Directors.

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan.  Under this amendment, the plan provides for issuance of up to 109,428 additional shares (after giving retroactive effect for 5 percent stock dividends in 2000 and 2001) of the Company’s common stock.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively:  risk-free rates of 5.25 percent, 5.17 percent and 6.60 percent, dividend yields of 0 percent for all years presented, expected life of nine years, eight years and eight years; and volatility of 26 percent, 28 percent and 30 percent.

The following summarizes information about the 1997 stock option plan outstanding at December 31, 2001.  These tables have been retroactively adjusted for the 5 percent stock dividend in 2000 and the 5 percent stock dividend in 2001.

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	206,078	$11.26	177,850	$10.73	149,627	$9.50
Granted	6,300	$16.67	33,075	$14.11	39,139	$14.83
Cancelled	(9,831)	$13.64	(3,791)	$11.71	(6,880)	$9.31
Exercised	(4,520)	$9.31	(1,056)	$10.36	(4,036)	$9.44
Outstanding at end of year	198,027	$11.36	206,078	$11.26	177,850	$10.73

Options available for grant end of year	82,148		78,617		107,901
Options exercisable at year-end	120,273	$10.33	87,105	$9.95	52,605	$8.99
Weighted-average fair value of options granted during the year	$7.84		$6.45		$7.72

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted— Average Remaining Contractual Life	Weighted— Average Exercise Price	Number Exercisable	Weighted— Average Exercise Price
$9.31	122,955	5.53	$9.31	97,019	$9.31
$12.86 — $14.83	62,341	7.56	$14.39	21,416	$14.51
$15.08 — $16.67	12,731	8.67	$16.25	1,838	$15.62
	198,027			120,273

Note #15 - Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Company.  These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:

	2001	2000
Outstanding Balance, Beginning of Year	$211,821	$292,540
Additional loans made	2,703,959	350,000
Repayments	(100,500)	(430,719)
Outstanding Balance, End of Year	$2,815,280	$211,821

Deposits from related parties held by the Bank at December 31, 2001 and 2000 amounted to approximately $1,275,000, and $1,684,000, respectively.

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

Note #17 - Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about all financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2001 and 2000.  SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$20,398,048	$20,398,048	$24,035,534	$24,035,534
Investment bearing deposits	99,000	99,000	198,000	198,000
Investment and mortgage-backed securities	22,028,996	22,028,996	16,594,105	16,594,105
Loans receivable	157,893,955	158,052,664	135,000,547	132,435,464
Loans held for sale	4,082,200	4,082,200	2,474,542	2,474,542
Accrued interest receivable	810,165	810,165	1,107,598	1,107,598

Liabilities
Non-interest bearing deposits	69,824,137	69,824,137	51,821,234	51,821,234
Interest bearing deposits	125,760,628	126,366,674	115,875,656	116,134,080
Notes payable	1,894,811	1,894,811	1,050,000	1,050,000
Accrued interest payable	377,528	377,528	907,544	907,544

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and standby letters of credit	55,054,476	550,545	44,696,284	446,963

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

•               Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values due to the short-term nature of the assets.

•               Interest Bearing Deposits

Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

•               Investment and Mortgage-Backed Securities

Fair values are based upon quoted market prices, where available.

•               Loans and Loans Held for Sale

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

•               Deposits

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

•               Long-term Debt — Notes Payable

The fair value disclosed for notes payable is based on carrying amounts.  The note is a variable-rated note that reprices frequently.

•               Off-balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note #18 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS.  Share information has been retroactively adjusted for the stock dividend as discussed in Note #21.

	2001		2000		1999
	Net Income	Shares	Net Income	Shares	Net Income	Shares
Net income as reported	$2,346,283		$2,244,020		$1,430,928
Shares outstanding at year-end		1,297,880		1,224,999		1,201,496
Impact of weighting shares purchased during the year		(1,968)		(9,195)		(19,203)
Used in Basic EPS	2,346,283	1,295,912	2,244,020	1,215,804	1,430,928	1,182,293
Dilutive effect of outstanding stock options		113,396		82,029		126,237
Used in Dilutive EPS	$2,346,283	1,409,308	$2,244,020	1,297,833	$1,430,928	1,308,530

Note #19 - Other Income/Expense

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Fees and Other Income
ATM transaction fees	$1,744,404	$2,896,700	$2,421,635
ATM interchange income	270,390	695,017	629,711
ATM sponsorship fees	2,713	17,785	82,501
Bankcard merchant fees	122,602	110,483	623,930
Mortgage broker fees	577,333	318,360	290,940
Other	781,954	564,513	638,076
	$3,499,396	$4,602,858	$4,686,793

Other Expenses
Data processing	1,460,620	1,327,397	930,861
Advertising and promotional	327,618	323,433	301,388
Regulatory fees	77,813	64,598	50,517
Other professional fees and outside services	367,007	266,172	392,174
Legal fees and other litigation expenses	208,314	210,838	142,515
Stationery and supplies	188,394	193,921	169,908
Bankcard merchant expense	—	—	573,324
Director fees	215,755	188,728	174,645
ATM costs at gaming sites	1,157,934	1,374,108	1,149,478
ATM costs at retail sites	383,698	1,203,674	930,649
Other	797,641	538,711	543,842
Total	$5,184,794	$5,691,580	$5,359,301

Note #20 - Operating Segments

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which the Bank has adopted during 1998.  The Company has two primary reportable segments.  The segments reported herein apply to the Bank and the Bank’s EFT Department.  The segments are identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.

The segments consist of the Bank and four separately classified components within the EFT Department referred to as networks.  The Bank offers traditional banking products such as checking, savings, and certificates of deposit, as well as mortgage, commercial, and consumer loans.  As of December 31, 2001, the EFT Department has installed two automated teller machines located in retail outlets and gaming facilities.  Income is based upon total customer usage of the machines and the applicable transaction charge.  Income is allocated to the Bank via contractual agreement.  The Bank measures segment profit as operating net income which is defined as income before provision for income taxes.

During 2001, the Bank divested all of its retail automated teller machines and all but two of its gaming automated teller machines.  Total sales proceeds were $533,700.

Presented below is comparative financial information relating to the Bank’s operating segments:

	EFT Department	Bank	Total Operating Segments
Fiscal Year Ended December 31, 2001
Revenues	$2,324,062	$16,817,865	$19,141,927
Depreciation and amortization	181,525	628,196	809,721
Operating income	367,276	2,056,903	2,424,179
Total assets	249,080	213,675,935	213,925,015

	EFT Department	Bank	Total Operating Segments
Fiscal Year Ended December 31, 2000
Revenues	3,654,553	15,997,798	19,652,351
Depreciation and amortization	99,864	596,544	696,408
Operating income	491,542	1,796,260	2,287,802
Total assets	4,415,253	178,980,170	183,395,423

	EFT Department	Bank	Total Operating Segments
Fiscal Year Ended December 31, 1999
Revenues	4,152,475	11,205,259	15,357,734
Depreciation and amortization	133,222	657,640	790,862
Operating income	958,484	1,383,796	2,342,280
Total assets	6,700,862	139,515,240	146,216,102

Note #21 - Dividends

On January 28, 1999, the Board of Directors declared a 4 percent stock dividend payable on February 26, 1999 to stockholders of record on February 15, 1999.  Cash was paid in lieu of fractional shares at the rate of $15.70 per share and amounted to $3,025.

On March 21, 2000 the Board of Directors declared a 5 percent stock dividend payable on April 17, 2000 to stockholders of record on April 3, 2000.  Cash was paid in lieu of fractional shares at the rate of $15.00 per share and amounted to $3,923.

On March 2, 2001 the Board of Directors declared a 5 percent stock dividend payable on

March 30, 2001 to stockholders of record on March 16, 2001.  Cash was paid in lieu of fractional shares at the rate of $18.25 per share and amounted to $4,680.

Note #22 - Acquisition of Assets and Liabilities

During November 2001, the Bank acquired certain assets and liabilities of four branches of WestAmerica Bank.  Total assets acquired were $24,968,071, which consisted of $1,144,164 in land, building, leasehold improvements and other fixed assets, and $23,086,675 in cash.  In addition, the Bank also assumed $24,968,071 of deposits.  The Bank paid a premium of $737,232 for the deposits.  Subsequent to the purchase date, the Bank consolidated the deposits of three of the acquired branches with existing Heritage Oaks Bank deposits.  In conjunction with the transfer of the deposits, the Bank sold the land and building of one of the acquired branches for $525,000, resulting in a gain of $22,348.  The Bank negotiated the termination of the lease on another of the acquired branches, and is allowing the lease to lapse on the third branch.  As a result of the dispositions and the recording of the remaining acquired branch at fair value, the original premium paid was written down to $406,587, and is being amortized over 10 years.

Note #23 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company)

Balance Sheets

	2001	2000
Assets
Cash	$11,194	$51,190
Prepaid and other assets	493,965	423,111
Property and premises	669,556	684,268
Investment in subsidiaries	16,611,738	13,351,030

Total Assets	$17,786,453	$14,509,599

Liabilities and Stockholders’ Equity
Notes payable	1,894,811	1,050,000
Other liabilities	14,861	4,590

Total Liabilities	1,909,672	1,054,590

Stockholders’ Equity
Common stock	7,535,495	6,305,233
Retained earnings	8,341,286	7,149,776

Total Stockholders’ Equity	15,876,781	13,455,009
Total Liabilities and Stockholders’ Equity	$17,786,453	$14,509,599

Statements of Income

	2001	2000	1999
Income
Equity in undisbursed income of subsidiary	$2,424,180	$2,287,712	$1,523,690
Other	56,700	56,700	42,525
Total Income	2,480,880	2,344,412	1,566,215
Expense
Salary expense	57,348	41,194	30,498
Equipment expense	14,712	14,712	13,180
Other professional fees and outside services	22,733	16,084	52,024
Interest expense	85,601	35,856	43,615
Other	8,334	22,908	60,432
Total Expense	188,728	130,754	199,749
Total Operating Income	2,292,152	2,213,658	1,366,466

Tax benefit of parent	(54,131)	(30,362)	(64,462)

Net Income	$2,346,283	$2,244,020	$1,430,928

	2001	2000	1999
Cash Flows From Operating Activities
Net income	$2,346,283	$2,244,020	$1,430,928
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation	14,712	14,712	13,180
Increase in other assets	(70,854)	(87,007)	(49,381)
Increase/(decrease) in other liabilities	10,271	457	(8,916)
Undistributed income of subsidiary	(2,424,180)	(2,287,712)	(1,523,690)
Net Cash Used In Operating Activities	(123,768)	(115,530)	(137,879)

Cash Flows From Investing Activities
Purchase of property and premises	—	—	(305,427)

Cash Flows From Financing Activities
Cash dividends received	650,000	—	705,276
Cash paid in lieu of fractional shares	(4,680)	(3,923)	(3,025)
Additional contributed capital	(1,500,000)	(800,000)	—
Increase (decrease) in long-term borrowings	844,811	700,000	(400,000)
Proceeds from the exercise of options	93,641	155,274	148,263
Net Cash Provided By Financing Activities	83,772	51,351	450,514

Net Increase/(Decrease) in Cash	(39,996)	(64,179)	7,208

Cash, Beginning of Year	51,190	115,369	108,161

Cash, End of Year	$11,194	$51,190	$115,369

ITEM 8.                                                   CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(2.1)                                          Branch Purchase and Assumption Agreement  and Real Property Purchase Agreement entered into between Westamerica Bank and Heritage Oaks Bank, dated July 16, 2001 filed with the SEC in the Company’s 10-QSB for the period ending June 30, 2001.

(3.1a)                                    Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April, 1994.

(3.1b)                                    Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997 filed with the SEC in the Company’s 10-KSB for the year endiing December 31, 1997.

(3.2)                                          Heritage Oaks Bancorp Bylaws as amended November 16, 2000 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2000.

(4.1)                                          Specimen form of Heritage Oaks Bancorp stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April 8, 1994.

(10.1)                                   1990 Stock Option Plan incorporated by reference from Exhibit 10.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.2)                                   Form of Stock Option Agreement incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.3)                                   Lawrence P. Ward Employment Letter Agreement, dated February 28, 2002, filed with the SEC in the Company’s 10-KSB Report for the year ended December 31, 2001.

(10.4)                                   401(k) Pension and Profit Sharing Plan filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.5)                                   Heritage Oaks Bancorp 1995 Bonus Plan, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.6)                                   Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB Report for the quarter ended March 31, 2001.

(10.7)                                   Salary Continuation Agreement with Gwen R. Pelfrey, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.8)                                   Woodland Shopping Center Lease, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.9)                                   1135 Santa Rosa Street Lease, filed with the SEC in the Company’s 10KSB Report for the year ended December 31, 1995.

(10.10)                            Lease Agreement for Cambria Branch Office dated February 21, 1997 filed with the SEC in the Company’s 10KSB reported for the year ended December 31,1996.

(10.11)                            1997 Stock Option Plan incorporated by reference from Exhibit 4a to Registration Statement on Form S-8 No.333-31105 filed with the SEC on July 11, 1997 as amended, incorporated by reference, from Registration Statement on Form S-8, File No. 333-83235 filed with the SEC on July 20, 1999.

(10.12)                            Form of Stock Option Agreement incorporated by reference from Exhibit 4b to Registration Statement on Form S-8 No. 333-31105 filed with the SEC on July 11, 1997.

(10.13)                            Madonna Road Lease filed with the SEC in the Company’s 10KSB for the year ended December 31, 1997.

(10.14)                            Santa Maria lease commencing November 1, 1998.

(10.15)                            Master data processing agreement with Mid West payment Systems, Inc. commencing October 1, 1998.

(10.16)                            Salary Continuation Agreement with Margaret A. Torres, filed with the SEC in the Company’s 10KSB Report for the year ended December 31, 1999.

(10.17)                            Salary Continuation Agreement with Paul Tognazzini, filed with the SEC in the Company’s 10-KSB Report for the year ended December 31, 2001.

(10.18)                            Atascadero Branch Lease entered into on March 31, 1999. filed with the SEC in the Company’s 10-KSB reported for the year ended December 31,1999.

(10.19)                            Service Bureau Processing Agreement entered into between Alltel Information Services, Inc. and Heritage Oaks Bank, dated August 1, 1999. Filed with the SEC in the Company’s 10-KSB reported for the year ended December 31, 1999.

(10.20)                            ASSET PURCHASE AGREEMENT entered into between Travelex America, Inc. and Heritage Oaks Bank, dated November 21 , 2000 filed with the SEC in the Company’s 10-KSB reported for the year ended December 31, 2000.

(10.21)                            Change in Terms Agreement and Business Loan Agreement entered into between the Company and Pacific Coast Banker’s Bank on November 8, 2000, filed with the SEC in the Company’s 10-KSB reported for the year ended December 31, 2001.

(21)                                             Subsidiaries of Heritage Oaks Bancorp. Heritage Oaks Bank is the only subsidiary of Heritage Oaks Bancorp.

(23)                                             Consent of Independent Accountants

(27)                                             Financial Schedule

Reports on Form 8-K:

As the result of the Branch Purchase and Assumption Agreement and Real Property Purchase Agreement that closed on November 9, 2001, the Company filed as reported under Item 2. with the SEC Form 8-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

By:	/s/ Lawrence P. Ward

LAWRENCE P. WARD

President and Chief Executive officer

Dated:      March 15, 2002

By:	/s/Margaret A. Torres

Executive Vice President and Chief Financial officer

Dated:      March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 21, 2001

/s/ B.R. Bryant	Chairman of the	March 15, 2002
B.R. BRYANT	Board of Directors

/s/ Donald H. Campbell	Vice Chairman	March 15, 2002
DONALD H. CAMPBELL	of the Board
of Directors

/s/ Kenneth Dewar	Director	March 15, 2002
KENNETH DEWAR

/s/ Dolores T. Lacey	Director	March 15, 2002
DOLORES T. LACEY

/s/ Merle F. Miller	Director	March 15, 2002
MERLE F. MILLER

/s/ Michael Morris	Director	March 15, 2002
MICHAEL MORRIS

/s/ John Palla	Director	March 15, 2002
JOHN PALLA

/s/ Ole K. Viborg	Director	March 15, 2002
OLE K. VIBORG

/s/ Lawrence P. Ward	Director	March 15, 2002
LAWRENCE P. WARD

/s/ David Weyrich	Director	March 15, 2002
DAVID WEYRICH

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

(10.3)	Lawrence P. Ward Employment Letter Agreement, dated February 28, 2002, filed with the SEC in the Company’s 10-KSB Report for the year ended December 31, 2001.

(10.17)	Salary Continuation Agreement with Paul Tognazzini, filed with the SEC in the Company’s 10-KSB Report for the year ended December 31, 2001.

(10.21)

Change in Terms Agreement and Business Loan Agreement entered into between the Company and Pacific Coast Banker’s Bank on November 8, 2000, filed with the SEC in the Company’s 10-KSB reported for the year ended December 31, 2001.

23	Consent of Independent Accountants

27	Financial Data Schedule