Form 10QSB
period 2002-03-31
HERITAGE OAKS BANCORP
filed 2002-05-10
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to

Commission File No. 0-25020

HERITAGE OAKS BANCORP

(Exact name of registrant as specified in charter)

STATE OF CALIFORNIA
(State or other jurisdiction of incorporation or organization)

77-0388249
(I.R.S. Employer Identification Code)

545 12th STREET, PASO ROBLES, CA 93446
(Address of principal office)

(805) 239-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

YES   ☒      NO   ☐

Aggregate market value of Common Stock of Heritage Oaks Bancorp at April 19 2002: $35,426,728.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,362,528 shares outstanding at April 19, 2002.

HERITAGE OAKS BANCORP

CONSOLIDATED BALANCE SHEETS

	31-Dec-01	31-Mar-02
	(1)	(Unaudited)
ASSETS
Cash and due from banks	$14,398,048	$18,106,734
Federal funds sold	6,000,000	23,700,000

Total cash and cash equivalents	20,398,048	41,806,734

Interest bearing deposits other banks	99,000	99,000

Securities Available for sale	22,028,996	20,562,433

Federal Home Loan Bank Stock, cost	228,300	353,400
Loans Held For Sale	4,082,200	2,042,500
Loans, net (see note 3)	156,149,885	159,263,827

Property, premises and equipment, net	3,620,769	3,577,203
Other real estate owned	0	0
Cash surrender value life insurance	5,143,613	5,205,617
Deferred Tax Asset	1,257,991	1,304,530
Other assets	1,875,872	1,861,510

TOTAL ASSETS	$214,884,674	$236,076,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$69,824,137	83,163,898
Savings, NOW, and money market deposits	76,564,209	79,199,867
Time deposits of $100,000 or more	7,181,312	6,893,070
Time deposits under $100,000	42,015,107	39,820,295
Total deposits	195,584,765	209,077,130

Other borrowed money	1,894,811	8,792,720
Securities sold under agreement to repurchase	137,293	255,366
Other liabilities	1,391,024	1,582,750
Total liabilities	199,007,893	219,707,966

Stockholders’ equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding 1,297,880 and 1,362,528 for December 31, 2001 and March 31, 2002, respectively	7,535,495	9,216,343
Accumulated other comprehensive income	(154,836)	(224,644)
Retained earnings	8,496,122	7,377,089
Total stockholders’ equity	15,876,781	16,368,788

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$214,884,674	$236,076,754

(1)  These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31,

		2001	2002
		(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans		$3,442,390	$3,108,349
Investment securities		220,289	270,624
Federal funds sold and commercial paper		63,498	38,360
Time certificates of deposit		2,530	790
Total interest income		3,728,707	3,418,123

Interest Expense:

Now accounts		204,963	59,666
MMDA accounts		83,160	29,392
Savings accounts		77,071	11,237
Time deposits of $100,000 or more		38,009	40,256
Other time deposits		695,849	314,233
Other borrowed funds		39,773	53,417
Total interest expense		1,138,825	508,201

Net Interest Income Before Prov. for Possible Ln Losses		2,589,882	2,909,922
Provision for loan losses		150,000	135,000
Net interest income after provision for loan losses		2,439,882	2,774,922

Non-interest Income:
Service charges on deposit accounts		278,087	316,213
Investment securities gains (losses), net		-1,606	0
Other income		1,561,735	465,903
Total Non-interest Income		1,838,216	782,116

Non-interest Expense:
Salaries and employee benefits		1,065,814	1,257,061
Occupancy and equipment		511,313	439,650
Other expenses		1,780,142	981,685
Total Noninterest Expenses		3,357,269	2,678,396
Income before provision for income taxes		920,829	878,642
Provision for applicable income taxes		324,410	310,422
Net Income		$596,419	$568,220

Earnings per share:	(See note #4)
Basic		$0.44	$0.42
Fully Diluted		$0.41	$0.38

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF CASHFLOWS

Periods ended March 31,

	2001	2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$596,419	$568,220
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	286,990	168,461
Provision for possible loan losses	150,000	135,000
Provision for possible OREO losses	0	0
Realized (gain) loss on sales of available-for-sale securities, net	(1,606)	0
(Gain) on sales of property, premise and equipment	0	(17,120)
Amortization of premiums/discounts on investment securities, net	(112,603)	(41,324)
(Increase)/decrease in loans held for sale	(1,191,708)	2,039,700
(Increase)/decrease in deferred tax asset	120,921	(46,539)
(Increase)/decrease in other assets	257,914	(172,742)
Increase/(decrease) in other liabilities	61,322	239,991
NET CASH PROVIDED BY OPERATING ACTIVITIES	167,649	2,873,647
Cash Flows From Investing Activities
Purchase of securities held-to-maturity
Purchase of mortgage-backed securities held-to-maturity
Purchase of securities available-for-sale	(14,938)	0
Purchase of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturities of securities held-to-maturity	0	0
Proceeds from principal reductions and maturities of mortgage-backed securities held-to-maturity	0	0
Proceeds from sales of securities available-for-sale	0	0
Proceeds from principal reductions and maturities of securities available-for-sale	1,527,695	1,372,887
Proceeds from sales of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	0	0
Net change in interest bearing deposits in other financial institutions	0	0
Purchase of life insurance policies	(1,150,000)	0
Proceeds from sale of other real estate owned
Recoveries on loans previously written off	0	0
Increase in loans, net	246,781	(3,113,942)
Purchase of property, premises and equipment, net	(101,215)	(107,775)
NET CASH USED IN INVESTING ACTIVITIES	508,323	(1,848,830)
Cash Flows From Financing Activities
Increase in deposits, net	$5,812,445	$13,492,365
Net increase/(decrease) in other borrowings	0	6,897,909
Net (decrease)/increase in notes payable	0	0
Proceeds from exercise of stock options	47,507	0
Cash paid in lieu of fractional shares	(4,559)	(6,405)
Cash dividends paid or declared
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,855,393	20,383,869
Net (Decrease)/Increase in Cash and Cash Equivalents	6,531,365	21,408,686
Cash and Cash Equivalents, Beginning of year	24,035,534	20,398,048
Cash and Cash Equivalents, End of year	$30,566,899	$41,806,734

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

March 31, 2001 and 2002

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2000	1,224,999	$6,305,233	$7,291,140	$(141,364)	$13,455,009

Exercise of Stock Options	8,707	47,507	0		47,507

5% Stock Dividend to be distributed March 30, 2001	61,439	1,136,621	(1,136,621)		0
Cash Paid in lieu of Fractional Shares			(4,559)		(4,559)

Comprehensive Income
Net Income			596,419		596,419
Unrealized Security Holding Gains (Net of $120,919 tax)				182,425	182,425
Less reclassification adjustment for loss (Net of $562 tax)				(1,044)	(1,044)
Total Other Comprehensive Income					181,381
Total comprehensive Income					777,800

Balance March 31, 2001	1,295,145	$7,489,361	$6,746,379	$40,017	$14,275,757

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2001	1,297,880	$7,535,495	$8,496,122	$(154,836)	$15,876,781

Exercise of Stock Options	0	0	0		0

5% Stock Dividend to be distributed March 29, 2002	64,648	1,680,848	(1,680,848)		0
Cash Paid in lieu of Fractional Shares			(6,405)		(6,405)

Comprehensive Income
Net Income			568,220		568,220
Unrealized Security Holding Loss (Net of $46,938 tax)				(68,386)	(68,386)
Less reclasification adjustment for loss (net of $766 tax)				(1.422)	(1,422)
Total Other Comprehensive Income					(69,808)
Total comprehensive Income					498,412

Balance March 31, 2002	1,362,528	$9,216,343	$7,377,089	$(224,644)	$16,368,788

NOTES TO CONSOLIDATED CONDENSED FINANACIAL STATEMENTS

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2001 and March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2001 and 2002.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to shareholders.  The results for the three months ended March 31, 2001 and 2002 may not necessarily be indicative of the operating results for the full year.

Note 2: INVESTMENT SECURITIES

The Company accounts for Investment Securities in accordance SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” , that addresses the accounting for investments in equity securities that have readily deteminable fair values and for investments in all debt securities.  Securities are classified in three categories and accounted for as follows: debit and equity securities that the company has the positive intent and ability to hold to maturity are classified as  held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity.  Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at March 31, 2002 and December 31, 2001 were:

March 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$917,953	$0	$(40,779)	$877,174
Mortgage-backed securities	14,257,470	28,040	(349,099)	13,936,411
Obligations of State and Political Subdivisions	5,752,780	96,211	(108,781)	5,740,210
Other Securities	8,638	0	0	8,638
TOTAL	$20,936,841	$124,251	$(498,659)	$20,562,433

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$979,772	$0	$(35,199)	$944,573
Mortgage-backed securities	15,574,820	26,449	(222,406)	15,378,863
Obligations of State and Political Subdivisions	5,723,827	81,670	(108,575)	5,696,922
Other Securities	8,638	0	0	8,638
TOTAL	$22,287,057	$108,119	$(366,180)	$22,028,996

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

	December 31, 2001	March 31, 2002

Commercial, financial, and agricultural	$40,608,210	$39,378,680
Real estate-construction	23,449,044	26,637,074
Real estate-mortgage	90,823,606	93,055,139
Installment loans to individuals	3,171,805	2,670,597
All other loans (including overdrafts)	419,622	79,798
	158,472,287	161,821,288

Less - deferred loan fees	(578,332)	(610,217)
Less - reserve for possible loan losses	(1,744,070)	(1,947,244)

Total loans	$156,149,885	$159,263,827

Loans Held For Sale	$4,082,200	$2,042,500

Concentration of Credit Risk

At March 31, 2002, $119,692,213  of the Bank’s loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in San Luis Obispo County.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $1,494,602 and $1,489,838 at December 31, 2001 and March 31, 2002, respectively.  Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $142,952 and $55,543, for the period ended December 31, 2001 and March 31, 2002, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

	December 31, 2001	March 31, 2002

Balance at beginning of year	$1,320,518	$1,744,070
Additions charged to operating expense	600,000	135,000
Loans charged off	(180,732)	(58,501)
Recoveries of loans previously charged off	4,284	126,675
Balance at end of year	$1,744,070	$1,947,244

At March 31, 2002, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $1,695,626 and undisbursed loan commitments in the amount of $33,856,000.  The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

In accordance with SFAS No. 114, (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan”, those loans identified as “impaired” are measured on the present value of expected future cash flows, discounted at the loan’s effective interest rate or the fair value of the collateralif the loan is collateral dependent.  A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Management believes that the allowance for credit losses at March 31, 2002 is prudent and warranted, based on information currently available.  However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any  dilution from common stock equivalents.  Diluted earnings per share includes common stock equivalents from the effect of the exercise of stock options. The total number of shares used for calculating basic and diluted for March 31, 2001 was 1,289,392 and 1,386,847, respectively.  The total number of shares used for calculating basic and diluted for March 31, 2002 was 1,362,774 and 1,498,953, respectively.

Certain statements contained in this Quarterly Report on Form 10-QSB (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath and other factors referenced in the Company’s filings with the SEC. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Oaks Bancorp (the “Company”) commenced operations on November 15, 1994 with the acquisition of Heritage Oaks Bank (the “Bank”).  Each shareholder of the Bank received one share of stock in the Company in exchange for each share of Heritage Oaks Bank stock owned.  The Bank became a wholly owned subsidiary of the Company.  The Bank is the only active subsidiary owned by the Company.

SUMMARY OF FINANCIAL RESULTS

As of March 31, 2002, total consolidated assets of Heritage Oaks Bancorp were $236,076,754 compared to $214,884,674 at December 31, 2001. This reflects an increase of $21.1 million or 9.86%. The growth in the first quarter of 2002 is attributable to increased deposits related to mortgage loan activity and overall branch growth in market share.

Total cash and due from banks at March 31, 2002 was $18,106,734 compared to $14,398,048 at December 31, 2001. The increase of $3.7 million or 25.76% is due to the growth in deposits. The balance in this category will vary depending on cash letters from the previous night and actual cash on hand in the branches. Included in this is the balance with the Federal Reserve Bank to meet the target for Reserve Requirements.

Total net loans at March 31, 2002 were $159,263,827 compared to $156,149,885 at December 31, 2001. This represents an increase of $3.1 million or 1.99%.

Securities available for sale, which are carried at market value, were $20,562,433 at March 31, 2002 compared to $22,028,996 at December 31, 2001. Securities available for sale have decreased through security maturity and principal cash flow pay down. There were no securities purchased during the first quarter of 2002.

Federal funds sold were $23,700,000 at March 31, 2002 and $6,000,000 at December 31, 2001. This is attributable to the combined factor of increased deposits, which mostly occurred during the final two months of the first quarter, moderate  loan demand and $7.0 million borrowing from the Federal Home Loan Bank (FHLB). The FHLB borrowing originated in early January due to liquidity needs but later waned as deposit levels grew.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank’s primary source of funds for loans and investments.  Core deposits of $202,184,060 represented 96.7% of total deposits at March 31, 2002. The Company does not purchase funds through deposit brokers.

The Company has a $2 million revolving line of credit available with Pacific Coast Bankers Bank. At March 31, 2002 and December 31, 2001, the balance of borrowed funds on this line was $1,792,720 and $1,894,811, respectively.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $8.4 million and $2.3 million secured by securities and certain loans, respectively. At March 31, 2002 the Bank had borrowings of $7.0 million against the securities secured line. This borrowing matures on April 17, 2002.

RECENT EVENTS

The Company announced on April 10, 2002, that it had completed its offering of trust preferred securities in the amount of $8.0 million. The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Sandler O’Neill & Partners, L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  Sandler O’Neill assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $8.0 million in trust preferred securities have a floating rate of interest, which is reset semi-annually, equal to 6-month LIBOR plus 3.70%.  The floating rate, however, may not exceed 11.0% for the first five years.

The Company intends to reflect the trust preferred securities as financing debt on its consolidated balance sheet.

If the Company elects to defer interest payments pursuant to terms of the agreement, then the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company’s capital stock, or (ii) make any payment of principal of or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the Debt Securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock. The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

The Company intends to use the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1,792,720 and capital contributions to the Bank for future growth.

The Company issued a press release announcing the sale on April 10, 2002.

RESULTS OF OPERATIONS

The Company reported net income for the period ended March 31, 2002 of $568,220 compared to $596,419 for the same period in 2001. Per share earnings on a diluted basis for March 31, 2002 and March 31, 2001 were $0.38 and $0.41, respectively. Basic per share earnings for March 31, 2002 and March 31, 2001 were $0.42 and $0.44, respectively.

Lower interest rates on earning assets impacted the $28,199 decrease in net after tax income for the first three months of 2002 compared to the same period in 2001.

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

Net interest income for the period ended March 31, 2002 was $2,909,922 as compared to $2,589,882 for the same period in 2001. This represents an improvement of $320,040 or 12.36%. However, as a percentage of average earning assets, the net interest margin for the first three months of 2002 decreased to 6.00% from 6.48% from the same period one year earlier.  The decrease in net interest margin is primarily due to the 475 basis point decrease in prime from January 2001 to December 2001.  During the first quarter of 2001, prime decreased by 150 basis points, however, prime was an additional 325 basis points lower for the first quarter of 2002 compared to 2001.

Average interest earning assets were $194,045,000 at March 31, 2002 compared to $159,787,000 at March 31, 2001. This represents an increase of $34.2 million.  Average interest-bearing liabilities increased to $131,817,000 at March 31, 2002 from $115,537,000 at March 31, 2001. This represents an increase of $16.3 million. For the first three months of 2002, the average yield on interest earning assets dropped 228 basis points from the same period in 2001. For the first three months of 2002, prime rate was 4.75% compared to the same period in 2001 where prime rate dropped from 9.0% to 7.5%. At March 31, 2002 the average rate on interest-bearing liabilities was 1.54% compared to 3.94% at March 31, 2001.

The table on the following page sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2002, 2001 and 2000.

AVERAGE BALANCE SHEET INFORMATION FOR MARCH 31,

(dollars in thousands)

	2001			2002
	Average Balance	Average Yield Rate Paid	Amount Interest	Average Balance	Average Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$198	6.06%	$3	$99	4.04%	$1
Investment securities taxable	9,701	6.06%	147	16,100	5.02%	202
Investment securities non-taxable	6,146	4.75%	73	5,794	4.76%	69
Federal funds sold	4,872	5.25%	64	9,037	1.68%	38
Loans (1) (2)	138,870	9.91%	3,442	163,015	7.63%	3,108

Total interest earning assets	159,787	9.33%	3,729	194,045	7.05%	3,418

Allowance for possible loan losses	-1,386			-1,887
Non-earning assets:
Cash and due from banks	15,876			16,441
Property, premises and equipment	3,030			3,611
Other assets	4,496			8,687

TOTAL ASSETS	$181,803			$220,897

Interest-bearing liabilities:
Savings/NOW/money market	61,294	2.38%	365	76,021	0.53%	100
Time deposits	52,064	5.64%	734	47,854	2.97%	355
Other borrowings	2,179	7.34%	40	7,942	2.67%	53

Total interest-bearing liabilities	115,537	3.94%	1,139	131,817	1.54%	508

Non-interest bearing liabilities:
Demand deposits	50,089			71,121
Other liabilities	2,248			1,568

Total liabilities	167,874			204,506

Stockholders’ equity
Common stock	6,777			8,095
Retained earnings	7,233			8,384
Valuation Allowance Investments	-81			-88

Total stockholders’ equity	13,929			16,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,803			$220,897

Net Interest Income			$2,590			$2,910
Net Interest Margin (3)		6.48%			6.00%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $165,773, $129,171 and $137978 for 2000, 2001 and 2002, respectively, have been included in the interest income computation.

(3) Net interest income has been calculated by dividing the net interest income by total earning assets.

Non-interest Income

Non-interest income consists of bankcard merchant fees, automatic teller machine (“ATM”) transactions, Mortgage Department and other fees, service charges, and gains or losses on securities sold. Non-interest income for the three months ended March 31, 2002 was $782,116 compared to $1,838,216 for the same period in 2001. That represents a decrease of $1,056,100 or 57.45%. Income from bankcard merchant fees was $27,163 for the three months ended March 31, 2002 compared to $25,697 for the same period during 2001. Mortgage Department income was $142,028 for the first three months of 2002 compared to $123,307 for the same period in 2001. Decreasing interest rates have created a positive environment for mortgage refinancing. The Bank looks for this to continue while interest rates remain low. Service charge income increased from $278,087 during the first three months of 2001 to $316,213 for the three months ended March 31, 2002. This increase in service charges is a result of the Bank’s growth in deposit accounts due to branch acquisition in the fourth quarter of 2001.

ATM transaction fees, interchange and other ATM related income were $43,313 for the first three months of 2002 compared to $1,243,621 for the same period in 2001. In previous years, the Bank had two off premise ATM networks, one referred to as the HOAK Network and the other as the NANS network. The HOAK network had at one time up to 65 ATMs placed at retail sites through out the United States. As profit margins were tightening in this line of business, the Bank sold the sites to a company that had the volume to realize greater margins through economies of scale. That transaction closed on March 31, 2001. The NANS network had up to 15 sites located in California Native American Gaming facilities. Increased competition caused profit margins to be unacceptable and all sites except two were either not renewed or terminated by September 2001. The income for 2001 includes the gross revenue obtained in the sale of the HOAK Network (retail sites) that was offset to a great extent by expenses associated with the divestiture.

Other Expense

Non-interest expense was $2,678,396 and $3,357,269 for the three months ended March 31, 2002 and March 31, 2001, respectively. Salaries and employee benefits expense were $1,257,061 and $1,065,814 for the three-months ended March 31, 2002 and 2001, respectively.  Full time equivalent employees were 106 at March 31, 2002 compared to 94 at March 31, 2001. On November 9, 2001, the Bank acquired four branch offices from Westamerica Bank (WAB) resulting in one additional branch for the Bank. Employees from the four branches of WAB were offered positions with the Bank. Occupancy and equipment were $439,650 for the three months ended March 31, 2002 compared to $511,313 for the same period in 2001. This represents a decrease of $71,663, most of which is due to the divestiture of the HOAK and NANS ATM networks. Operating expense associated with the ATM network was $26,915 and $874,428 for the three months ended March 31, 2002 and 2001, respectively. This is due to the divestiture of the off premise ATM processing for the Bank. Expense associated with all other non-interest expense categories was $954,770 and $905,714 for the three-months ended March 31, 2002 and 2001, respectively. This represents a variance of $49,056 or 5.42%.

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

CAPITAL

The Company’s total stockholders equity was $16,368,788 at March 31, 2002 compared to $15,876,781 at December 31, 2001.  The increase in capital was from net income of $568,220, ($69,808) net change in other comprehensive income related to unrealized security holding gain, net of tax and ($6,405) in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 29, 2002.

The Company announced on April 10, 2002, that it had completed its offering of trust preferred securities in the amount of $8.0 million. The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Sandler O’Neill & Partners, L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  Sandler O’Neill assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $8.0 million in trust preferred securities have a floating rate of interest, which is reset semi-annually, equal to 6-month LIBOR plus 3.70%.  The floating rate, however, may not exceed 11.0% for the first five years.

The Company intends to use the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1,792,720 and capital contributions to the Bank for future growth.

The Company intends to reflect the trust preferred securities as financing debt on its consolidated balance sheet.

The Company issued a press release announcing the sale on April 10, 2002.

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

Summarized below are the Bank’s and Company’s capital ratios at March 31, 2002:

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bank	Heritage Oaks Bancorp
Leverage Ratio	4.00%	5.00%	7.72%	7.35%

Tier One Risk Based Captial Ratio	4.00%	6.00%	9.25%	8.80%

Total Risk Based Captial Ratio	8.00%	10.00%	10.31%	9.86%

The ratios listed above do not reflect pro forma impact as the result of the trust preferred offering. It is the intent of Management to continue to maintain “well” capitalized ratios.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,000,000 and additionally can borrow money through repurchase agreements. During the first quarter of 2002, the average funds borrowed from correspondent banks was $63,333. During the first quarter of 2002, the average funds borrowed through repurchase agreements was $296,017.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans are pledged as collateral with a combined borrowing capacity of approximately $11.0 million. During the first quarter of 2002, the Bank borrowed $7 million for 90 days using securities as collateral. This was repaid on April 17, 2002. The bank is able to borrow at a rate that does not significantly impact the net interest margin.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At March 31, 2002, the ratio of liquid assets to deposits and other liabilities was 15.3%. The ratio of gross loans to deposits, another key liquidity ratio, was 77.9% at March 31, 2002.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature.  As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank’s capital adequacy because loan growth in inflationary periods may increase more rapidly than capital.  The effect on inflation during the period ended March 31, 2002 has not been significant to the Bank’s financial position or result of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has nothing to report.

ITEM 5.  OTHER INFORMATION

The Company has nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.22	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Margaret A. Torres, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.
10.23	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Paul Tognazzini, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.
10.24	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gwen R. Pelfrey, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.
10.25	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gloria Brady, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.
10.26	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Joe Carnevali, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.
10.27	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Donna Breuer, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.
10.28	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Chris Sands, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: May 3, 2002

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer
Executive Vice President