Form 10QSB
period 2002-06-30
HERITAGE OAKS BANCORP
filed 2002-08-13
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES   ☒   NO ☐

Aggregate market value of Common Stock of Heritage Oaks Bancorp at July 23, 2002: $35,648,120.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 2,768,786 shares outstanding at July 23,2002.

HERITAGE OAKS BANCORP

CONSOLIDATED BALANCE SHEETS

	31-Dec-01	30-Jun-02
	(1)	(Unaudited)
ASSETS
Cash and due from banks	$14,398,048	$19,712,162
Federal funds sold	6,000,000	18,990,000

Total cash and cash equivalents	20,398,048	38,702,162

Interest bearing deposits other banks	99,000	99,000

Securities Available for sale	22,028,996	59,282,870
Federal Home Loan Bank Stock, cost	228,300	1,904,500
Loans Held For Sale	4,082,200	3,681,075
Loans, net	156,149,885	166,825,111

Property, premises and equipment, net	3,620,769	3,504,627
Cash surrender value life insurance	5,143,613	5,275,536
Deferred Tax Assets	1,257,991	1,155,159
Other assets	1,875,872	2,222,207

TOTAL ASSETS	$214,884,674	$282,652,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$69,824,137	$91,905,617
Savings, NOW, and money market deposits	76,564,209	79,371,263
Time deposits of $100,000 or more	7,181,312	8,155,378
Time deposits under $100,000	42,015,107	37,824,986
Total deposits	195,584,765	217,257,244

Other borrowed money	1,894,811	38,000,000
Securities Sold under Agreement to Repurchase	137,293	430,530
Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	0	8,000,000
Other liabilities	1,391,024	1,439,120
Total liabilities	199,007,893	265,126,894

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 1,297,880 and 2,768,786 for December 31, 2001 and June 30, 2002, respectively.	7,535,495	9,327,348
Accumulated other comprehensive income	(154,836)	189,496
Retained earnings	8,496,122	8,008,509
Total stockholders’ equity	15,876,781	17,525,353

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$214,884,674	$282,652,247

(1)  These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended June 30,

	2001	2002
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$3,312,484	$3,162,626
Investment securities	192,941	589,529
Federal funds sold and commercial paper	147,131	63,877
Time certificates of deposit	4,430	1,530
Total interest income	3,656,986	3,817,562

Interest Expense:

Now accounts	143,409	61,374
MMDA accounts	55,420	42,463
Savings accounts	59,385	12,092
Time deposits of $100,000 or more	100,079	38,346
Other time deposits	587,180	279,455
Other borrowed funds	12,592	394,514
Total interest expense	958,065	828,244

Net Interest Income Before Prov. for Possible Loan Losses	2,698,921	2,989,318
Provision for loan losses	150,000	150,000
Net interest income after provision for loan losses	2,548,921	2,839,318

Non-interest Income:
Service charges on deposit accounts	288,134	326,365
Other income	834,853	471,520
Total Non-interest Income	1,122,987	797,885

Non-interest Expense:
Salaries and employee benefits	1,129,929	1,284,100
Occupancy and equipment	372,138	410,089
Other expenses	1,376,637	983,345
Total Noninterest Expenses	2,878,704	2,677,534
Income before provision for income taxes	793,204	959,669
Provision for applicable income taxes	274,508	328,249
Net Income	$518,696	$631,420

Earnings per share: (See note #4)
Basic	$0.19	$0.23
Fully Diluted	$0.18	$0.21

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the six months ended June 30,

	2001	2002
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$6,754,873	$6,270,975
Investment securities	413,233	860,153
Federal funds sold and commercial paper	210,630	102,237
Time certificates of deposit	6,960	2,320
Total interest income	7,385,696	7,235,685

Interest Expense:

Now accounts	348,372	121,040
MMDA accounts	138,580	71,855
Savings accounts	136,456	23,329
Time deposits of $100,000 or more	138,088	78,602
Other time deposits	1,283,029	593,688
Other borrowed funds	52,364	447,931
Total interest expense	2,096,889	1,336,445

Net Interest Income Before Prov. for Possible Loan Losses	5,288,807	5,899,240
Provision for loan losses	300,000	285,000
Net interest income after provision for loan losses	4,988,807	5,614,240

Non-interest Income:
Service charges on deposit accounts	566,221	642,578
Investment securities (losses), net	-1,606	0
Other income	2,396,588	937,423
Total Non-interest Income	2,961,203	1,580,001

Non-interest Expense:
Salaries and employee benefits	2,195,744	2,541,161
Occupancy and equipment	881,451	849,739
Other expenses	3,158,783	1,965,030
Total Noninterest Expenses	6,235,978	5,355,930
Income before provision for income taxes	1,714,032	1,838,311
Provision for applicable income taxes	598,918	638,670
Net Income	$1,115,114	$1,199,641

Earnings per share: (See note #4)
Basic	$0.41	$0.44
Fully Diluted	$0.38	$0.40

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF CASHFLOWS

Periods ended June 30,

	2001	2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,115,114	$1,199,641
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	449,937	309,979
Provision for possible loan losses	300,000	285,000
Realized (gain) loss on sales of available-for-sale securities, net	(1,606)	0
Gain on sales of property, premise and equipment	0	17,332
Amortization of premiums/discounts on investment securities, net	(66,141)	11,010
(Increase)/decrease in loans held for sale	(378,723)	0
(Increase)/decrease in deferred tax asset	(14,242)	102,832
(Increase)/decrease in other assets	(816,726)	(478,359)
Increase/(decrease) in other liabilities	(371,663)	392,428
NET CASH PROVIDED BY OPERATING ACTIVITIES	215,950	1,839,863
Cash Flows From Investing Activities
Purchase of securities available-for-sale	0	(41,537,414)
Proceeds from sales of securities available-for-sale	551,532	0
Proceeds from principal reductions and maturities of securities available-for-sale	2,234,641	2,596,330
Proceeds from sale of other real estate owned
Increase in loans, net	(2,845,892)	(10,559,000)
Purchase of property, premises and equipment, net	(129,632)	(211,169)
NET CASH USED IN INVESTING ACTIVITIES	(189,351)	(49,711,253)
Cash Flows From Financing Activities
Increase in deposits, net	$5,645,884	$21,672,479
Net increase/(decrease) in other borrowings	(650,000)	36,398,426
Proceeds from sale of Trust Preferred Securities	0	8,000,000
Proceeds from exercise of stock options	68,584	111,004
Cash paid in lieu of fractional shares	(4,680)	(6,405)
Cash dividends paid or declared
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,059,788	66,175,504
Net Increase in Cash and Cash Equivalents	5,086,387	18,304,114
Cash and Cash Equivalents, Beginning of year	24,035,534	20,398,048
Cash and Cash Equivalents, End of year	$29,121,921	$38,702,162

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

June 30, 2001 and June 30, 2002

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance January 1, 2001	1,224,999	$6,305,233	$7,291,140	$(141,364)	$13,455,009

Exercise of Stock Options	11,442	68,584	0		68,584

Stock dividend- 5%	61,439	1,136,621	(1,136,621)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(4,680)		(4,680)

Comprehensive Income
Net Income			1,115,114		1,115,114
Unrealized Security Holding Gains/(Losses) ‘(net of $61,884 tax)				92,825	92,825

Total other comprehensive Income					1,207,939

Balance June 30, 2001	1,297,880	$7,510,438	$7,264,953	$(48,539)	#REF!

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance January 1, 2002	1,297,880	$7,535,495	$8,496,122	$(154,836)	$15,876,781

Exercise of Stock Options	21,865	111,004	0		111,004

Stock dividend- 5%	64,648	1,680,849	(1,680,849)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(6,405)		(6,405)

Stock Split- 2 for 1	1,384,393

Comprehensive Income
Net Income			1,199,641		1,199,641
Unrealized Security Holding Gains/(Losses) ‘(net of $126,330 tax)				344,332	344,332

Total other comprehensive Income					1,543,973

Balance June 30, 2002	2,768,786	$9,327,348	$8,008,509	$189,496	$17,525,353

Note 1: CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2002 and the results of cash flows for the six months ended June 30, 2001 and 2002 and the results of operations for the three and six months ended June 30, 2001 and 2002.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to shareholders.  The results for the three and six months ended June 30, 2001 and 2002 may not necessarily be indicative of the operating results for the full year.

Note 2: INVESTMENT SECURITIES

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” , which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debit and equity securities that the company has the positive intent and ability to hold to maturity are classified as  held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings;, debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity.  Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at June 30, 2002 and December 31, 2001 were:

June 30, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$908,282	$—	$(28,919)	$879,363
Mortgage-backed securities	52,267,740	331,618	(106,430)	52,492,928
Obligations of State and Political Subdivisions	5,782,385	178,019	(58,463)	5,901,941
Other Securities	8,638	0	0	8,638
TOTAL	$58,967,045	$509,637	$(193,812)	$59,282,870

December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$979,772	$—	$(35,199)	$944,573
Mortgage-backed securities	15,574,820	26,449	(222,406)	15,378,863
Obligations of State and Political Subdivisions	5,723,827	81,670	(108,575)	5,696,922
Other Securities	8,638	0	0	8,638
TOTAL	$22,287,057	$108,119	$(366,180)	$22,028,996

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

	December 31, 2001	June 30, 2002

Commercial, financial, and agricultural	$40,608,210	$40,615,526
Real estate-construction	23,449,044	30,664,445
Real estate-mortgage	90,823,606	95,732,036
Installment loans to individuals	3,171,805	2,539,651
All other loans (including overdrafts)	419,622	140,757
	158,472,287	169,692,415

Less - deferred loan fees	(578,332)	(784,838)
Less - reserve for possible loan losses	(1,744,070)	(2,082,466)

Total loans	$156,149,885	$166,825,111

Loans Held For Sale	$4,082,200	$3,681,075

Concentration of Credit Risk

At June 30, 2002, approximately $126.4 million of the Bank’s loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in San Luis Obispo County.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on nonaccrual status totaled $1,494,602 and $1,506,496 at December 31, 2001 and June 30, 2002, respectively.  Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $142,952 and $67,602 for the period ended December 31, 2001 and June 30, 2002, respectively.

An analysis of the changes in the reserve for possible loan losses is as follows:

	December 31, 2001	June 30, 2002

Balance at beginning of year	$1,320,518	$1,744,070
Additions charged to operating expense	600,000	285,000
Loans charged off	(180,732)	(73,550)
Recoveries of loans previously charged off	4,284	126,946
Balance at end of year	$1,744,070	$2,082,466

At June 30, 2002, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $1,697,126 and undisbursed loan commitments in the amount of $46,850,000.  The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank anticipates no losses as a result of such transactions.

In accordance with Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan”, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effect interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at June 30, 2002 is prudent and warranted, based on information currently available.  However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note 4: Earnings Per Share

The basic earnings per share are based on the weighted average number of shares outstanding before any dilution  from common stock equivalents.  Diluted earnings per share reflects the potential dilution that could occur if secrutities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

On July 19, 2002, the Company announced that the Board of Directors of the Company approved a  two-for-one stock split.  The record date for the stock split will be August 2, 2002 and the pay date is scheduled for August 15, 2002.  Holders of shares of common stock of Heritage Oaks Bancorp will be issued one additional share of common stock for each share of common stock owned on the record date of August 2, 2002.

Share information has been retroactively adjusted for the two-for-one stock split.

The total number of share used for calculating basic eanings per share for the three months ended June 30, 2001 and 2002, were 2,729,978 and 2,762,895, respectively. The total number of shares used for calculating diluted earnings per share for the three months ended June 30, 2001 and 2002 were 2,963,978 and 2,999,586, respectively.

The total number of share used for calculating basic eanings per share for the six months ended June 30, 2001 and 2002, were  2,719,790 and 2,744,080, respectively. The total number of shares used for calculating diluted earnings per share for the six months ended June 30, 2001 and 2002 were 2,934,510 and 3,002,014, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Oaks Bancorp (the “Company”) commenced operations on November 15, 1994 with the acquisition of Heritage Oaks Bank (the “Bank”).  Each shareholder of the Bank received one share of stock in the Company in exchange for each share of Heritage Oaks Bank stock owned.  The Bank became a wholly owned subsidiary of the Company.  The Bank is the only active bank subsidiary owned by the Company. On April 10, 2002, Heritage Oaks Capital Trust I, a non-bank subsidiary, was formed and is a wholly owned subsidiary of the Company.

SUMMARY OF FINANCIAL RESULTS

As of June 30, 2002, total consolidated assets of Heritage Oaks Bancorp were $282.7 million compared to $214.9 million at December 31, 2001. This reflects an increase of $67.8 million or 31.5%.

On April 10, 2002, the Company completed its offering of trust preferred securities in the amount of $8.0 million. The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Sandler O’Neill & Partners, L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  Sandler O’Neill assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $8.0 million in trust preferred securities have a floating rate of interest, which is reset semi-annually, equal to 6-month LIBOR plus 3.70%.  The floating rate, however, may not exceed 11.0% for the first five years. The $8.0 million accounts for approximately 4% of the increase in total assets.

As the result of the issuance of $8.0 million in trust preferred securities, on April 11, 2002, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement a leveraging strategy of $38 million whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for the borrowing. This $38 million leveraging strategy accounts for approximately 56% of the increase in total assets.

The remaining increase in total assets of approximately $21.8 million or 10.1% is the result of continued growth in deposits at the nine offices of the Bank.

Total cash and due from banks at June 30, 2002 was $19.7 million, up from $14.4 million at December 31, 2001. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. The balance in the Fed account had a closing balance of $7.0 million to meet the target for Reserve Requirements.

Total net loans at June 30, 2002 were $166.8 million compared to $156.1 million at December 31, 2001. This represents an increase of $10.7 million or 6.8%.

Securities available for sale, which are carried at market value, were $59.3 million at June 30, 2002 compared to $22.0 million at December 31, 2001. This significant increase is the result of the leverage strategy implemented during April 2002.  As a result of the trust preferred transaction, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. To leverage this, the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $20 million in 0% risked weighted adjustable rate securities and $20 million in 20% risk weighted hybrid adjustable rate U.S. Agency securities.

Federal funds sold were $19.0 million at June 30, 2002 and $6.0 million at December 31, 2001.

Total deposits were  $217.3 million at June 30, 2002 compared to $195.6 at December 31, 2001. This  represents an increase of $21.7 million or 11.1%. Demand deposits grew by $22.1 million or 31.6% from year-end. Approximately $12.7 million or 6.5% of that growth is the result of increased title company balances due to robust mortgage activity. The remainder is growth throughout the nine-branch system. Savings NOW and money market deposits increased by $2.8 million or 3.7% and time deposits of >$100,000 increased by $1.0 million or 13.6%. The Bank believes that the declining returns in the stock market in general are creating a “flight to safety” to FDIC insured deposits.  However, time deposits of <$100,000 decreased by $4.2 million. The decrease in this category is primarily due to maturities during the second quarter 2002 of higher rate time deposits that did not renew at the lower rates. With increased liquidity as the result of core deposit growth, time deposits were priced such that Management was aware that these balances would decrease.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank’s primary source of funds for loans and investments.  Core deposits of $209.1 million represent 96.2% of total deposits at June 30, 2002. The Company does not purchase funds through deposit brokers.

The Company had a $2 million loan with Pacific Coast Bankers Bank that carried an outstanding balance of $1,894,811 and $1,792,720 on December 31, 2001 and April 10, 2002, respectively. This loan was paid in full on April 11, 2002 using a portion of the proceeds from the trust preferred transaction.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $42.4 million and $1.7 million secured by securities and certain loans, respectively. At June 30, 2002, the Bank had borrowings of $38 million against those lines with a remaining borrowing capacity of approximately $6.1 million.

RECENT EVENTS

On July 19, 2002, the Board of Directors of the Company declared a two for one (2 for 1) stock split.  The record date for the stock split will be August 2, 2002 and the pay date is scheduled for August 15, 2002.  Holders of shares of common stock of Heritage Oaks Bancorp will be issued one additional share of common stock for each share of common owned on the record date of August 2, 2002.

A Press Release was issued on July 19, 2002.

RESULTS OF OPERATIONS

The Company reported net income for the six months ending June 30, 2002 of $1,199,641 compared to $1,115,114 for the same period in 2001. This represents an increase of $84,527 or 7.6%. Per share earnings on a diluted basis for the six months ending June 30, 2002 and June 30, 2001 were $0.40 and $0.38, respectively. Basic per share earnings for the six months ending June 30, 2002 and June 30, 2001 were $0.44 and $0.41, respectively.

Net income for the three months ending June 30, 2002 was $631,420, compared to $518,696 for the same period in 2001.  This represents an increase of $112,724 or 21.7%. Per share earnings on a diluted basis for the three months ending June 30, 2002 and June 30, 2001 were $0.21 and $0.18, respectively. Basic per share earnings for the three months ending June 30, 2002 and June 30, 2001 were $0.23 and $0.19, respectively.

All earnings per share stated in this document are reflective of the two-for-one stock split declared on July 19, 2002.

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

Net interest income for the six months ending June 30,2002 was $5,899,240 as compared to $5,288,807 for the same period in 2001. This represents an improvement of $610,433 or 11.5%. As a percentage of average earning assets, the net interest margin for the first six months of 2002 decreased to 5.53% from 6.47% in the same period one year earlier. The Bank still maintains a very favorable net interest margin even though there has been a 475 basis point decrease in prime rate from January 2001 through December 2001. During the first six months of 2001, prime rate dropped from 9.50% to 6.75% while prime rate has been 4.75% for the entire six months of 2002. Approximately 81% of the loan portfolio is tied to prime that is impacted immediately whenever there is a change to prime while interest bearing liabilities, specifically Time Certificate of Deposits re-price at the time of maturity. For the first six months of 2002, the average yield on interest earning assets decreased 219 basis points from the same period in 2001 while the average rate on interest bearing liabilities dropped only 176 basis points for the same period.

Average interest earning assets for the six months ending June 30, 2002 were $213.3 million compared to $163.5 million for the same period in 2001. This represents an increase of $49.8 million or 30.5%. Average loans increased $25.8 million, however, due to the interest rate environment, interest income and fees on loans actually decreased $483,898 for the first six months of 2002 compared to the same period in 2001.  Average outstanding investments for the six months ending June 30, 2002 were $24 million higher than the same period in 2001. This produced increased interest income of $333,887 for 2002 over 2001. Average interest-bearing liabilities for the six months ending June 30, 2002 were $144.1 million compared to $115.5 million for the same period in 2001. This represents and increase of $28.6 million of which, $18.1 is in borrowings. Average interest rates on interest-bearing liabilities decreased to 1.87% for the first six months of 2002 compared to 3.63% for the same period in 2001.

Net interest income for the three months ending June 30, 2002 was $2,989,318 compared to $2,698,921 for the same period in 2001. This represents an increase of $290,397 or 10.8%. Interest income increased $160,576, mostly driven by higher outstanding balances in the investment portfolio. Interest expense for this three month period was $828,244 at June 30, 2002 compared to $958,065 at June 30, 2001.

AVERAGE BALANCE SHEET INFORMATION FOR JUNE 30,

(dollars in thousands)

	2001			2002
	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$198	7.07%	$7	$99	4.07%	$2
Investment securities taxable	9,195	5.87%	270	30,186	4.84%	724
Investment securities non-taxable	6,017	4.75%	143	5,795	4.84%	139
Federal funds sold	9,195	4.59%	211	12,451	1.62%	100
Loans (1) (2)	138,910	9.73%	6,755	164,748	7.68%	6,271

Total interest earning assets	163,515	9.03%	7,386	213,279	6.84%	7,236

Allowance for possible loan losses	-1,469			-1,946
Non-earning assets:
Cash and due from banks	14,315			17,042
Property, premises and equipment	2,938			3,585
Other assets	4,862			8,918

TOTAL ASSETS	$184,161			$240,878

Interest -bearing liabilities:
Savings/NOW/money market	62,328	2.00%	623	77,738	0.56%	216
Time deposits	51,876	5.48%	1,421	46,980	2.88%	672
Other borrowings	1,286	8.09%	52	19,427	4.65%	448

Total interest-bearing liabilities	115,490	3.63%	2,096	144,145	1.87%	1,336

Non-interest bearing liabilities:
Demand deposits	52,255			74,806
Other liabilities	2,086			1,480

Total liabilities	169,831			220,431

Trust Preferred Securities	0			4,000

Stockholders’ equity
Common stock	7,112			8,708
Retained earnings	7,296			7,840
Valuation Allowance Investments	(78)			(101)

Total stockholders’ equity	14,330			16,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,161			$240,878

Net Interest Income			$5,290			$5,900
Net Interest Margin (3)		6.47%			5.53%

(1)  Nonaccrual loans have been included in total loans.

(2)  Loan fees of $310,365 and $327,048 for 2001 and 2002, respectively, have been included in the interest income computation.

(3)  Net interest income has been calculated by dividing the net interest income by total earning assets.

The preceding table sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the six months ended June 30, 2001 and 2002.

Non-interest Income

Non-interest income for the six months ending June 30, 2002 was $1,580,001 compared to $2,961,203 for the same period in 2001. That represents a decrease of $1,381,202 or 46.6%. Non-interest income consists of bankcard merchant fees, automatic teller machine (“ATM”) transactions, mortgage origination fees and other fees and service charges on deposit accounts.

During 2001, the Bank was divesting itself of the off-premise ATM Networks commonly referred to as HOAK (retail sites) and NANS (gaming sites). The HOAK sites were sold during the first quarter of 2001, while the gaming sites consisted of four remaining locations as of June 30, 2001. As of June 30, 2002, there were two NANS sites remaining. For the six months ending June 30, 2002 income from this line of business was $88,455 compared to $1,344,770 for the same period in 2001. While this constitutes a large variance, it should be noted that the expense related to these networks was $55,507 for the first six months ending June 30, 2002 compared to $1,321,819 for the same period in 2001. The total ATM income for 2001 includes the gross revenue obtained in the sale of the HOAK Network that was consummated on March 31, 2001. Most of the revenue obtained in that transaction was offset by related expense.

Service charge income on deposit accounts increased from $566,221 during the first six months of 2001 to $642,578 for the six months ending June 30, 2002. This increase in service charges is a result of the Bank’s growth in the number of branches and deposit accounts. The Bank acquired four branch offices from Westamerica Bank on November 9, 2001. Three of the branches were consolidated with existing branch offices of the Bank with one branch remaining open.

Bankcard merchant fees were $62,985 for the first six months of 2002 and $57,431 for the same period in 2001.

Income obtained from mortgage origination fees were $273,381 for the first six months of 2002 compared to $285,455 for the same period in 2001.

Non-interest income for the three months ending June 30, 2002 was $797,885 compared to $1,122,987 for the same period in 2001. That represents a decrease of $325,102 or 29.04%.

Income from ATM transaction fees were $45,142 for the three months ending June 30, 2002 compared to $456,916 for the same period in 2001. The same explanation applies in regard to the Bank divesting itself of this line of business as is stated above for the six months ending June 30, 2002.

Income from service charges on deposit accounts income was $326,365 for the three months ending June 30, 2002 compared to $288,134 for the same period in 2001.

Bankcard merchant fees were $35,822 for the three months ending June 30, 2002 compared to $31,734 for the same period in 2001.

Mortgage origination fees were $131,353 for the three months ending June 30, 2002 compared to $162,149 for the same period in 2001.

Non-Interest Expense

Non-interest expense was $5,355,930 and $6,235,978 for the six months ending June 30, 2002 and the same period in 2001, respectively. Salaries and employee benefits expense were $2,541,161 and $2,195,744 for the six months ending June 30, 2002 and 2001, respectively.  Full time equivalent employees were 109 at June 30, 2002 compared to 91 at June 30, 2001. Occupancy and equipment costs decreased to $849,739 for the six months ending June 30, 2002 from $881,451 for the same period of 2001. Expense associated with the ATM network was $55,507 and $1,321,819 for the six months ending June 30, 2002 and 2001, respectively. This was referred to above in the non-interest income section as it applies to the Bank divesting itself of this line of business. Expense associated with all other non-interest expense categories was $1,909,523 and $1,836,964 for the six months ending June 30, 2002 and 2001, respectively. The increase in other expense is primarily associated with the growth of the Bank.

Non-interest expense was $2,677,534 and $2,878,704 for the three months ending June 30, 2002 and the same period in 2001, respectively. Salaries and employee benefits expense were $1,284,100 and

$1,129,929 for the three months ending June 30, 2002 and 2001, respectively. Occupancy and equipment costs increased to $410,089 for the three months ending June 30, 2002 from $372,138 for the same period in 2001. Expense associated with the ATM network was $28,592 and $447,391 for the three months ending June 30, 2002 and 2001, respectively. The variance in this category is the result of the Bank divesting itself of this line of business. Expense associated with all other non-interest expense categories was $954,753 and $929,246 for the three months ending June 30, 2002 and 2001, respectively.

LOCAL ECONOMY

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population in the two county areas comprising the Company’s service area, according to the U.S. Bureau of the Census, was estimated at July 2001 to be approximately 655,600. San Luis Obispo County represents about 38% of this total with Santa Barbara County accounting for the remaining approximately 62%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

CAPITAL

On April 10, 2002, the Company completed its offering of trust preferred securities in the amount of $8.0 million. The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Sandler O’Neill & Partners, L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  Sandler O’Neill assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $8.0 million in trust preferred securities have a floating rate of interest, which is reset semi-annually, equal to 6-month LIBOR plus 3.70%.  The floating rate, however, may not exceed 11.0% for the first five years.

The Company is reflecting the trust preferred securities as financing debt on its consolidated balance sheet.

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

The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1,792,720 on April 11, 2002 and capital contributions to the Bank for future growth.

The Company issued a press release announcing the sale on April 10, 2002.

The Company’s total stockholders equity was $17,525,353 at June 30, 2002 compared to $15,876,781 at December 31, 2001.  The increase in capital was from net income of $1,199,641, $111,004 from stock options exercised, $344,332 net change in other comprehensive income related to unrealized security holding gain, net of tax and $($6,405) in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 29, 2002.

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

Summarized below are the Bank’s and Company’s capital ratios at June 30, 2002:

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bank	Heritage Oaks Bancorp
Leverage Ratio	4.00%	5.00%	8.85%	8.51%

Tier One Risk Based Captial Ratio	4.00%	6.00%	11.76%	11.27%

Total Risk Based Captial Ratio	8.00%	10.00%	12.82%	13.75%

Approximately $5.2 million and $2.8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

It is the intent of Management to maintain a  “Well Capitalized” status.

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-

balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5 million. During the first six months of 2002, the average funds borrowed from correspondent banks was $31,492.

As of July 1999, the bank became a member of the Federal Home Loan Bank (FHLB) of San Francisco. Certain securities and loans were pledged as collateral during the first quarter of 2000. The average funds borrowed through these facilities during the first six months of 2002 was $18 million. Using its borrowing capacity at the FHLB, the Bank initiated a leverage strategy in April 2002 that is discussed under “Summary of Financial Results” within this document.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At June 30, 2002, the ratio of liquid assets to deposits and other liabilities was 16.7%. The ratio of gross loans to deposits, another key liquidity ratio, was 78.9% at June 30, 2002.

INFLATION

The assets and liabilities of a financial institution are primarily monetary in nature.  As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank’s capital adequacy because loan growth in inflationary periods may increase more rapidly than capital.  The effect on inflation during the period ended June 30, 2002 has not been significant to the Bank’s financial position or result of operations.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any legal proceeding against it that will have a material effect on the Company’s financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a)               The Company has nothing to report

b)              and  c) On April 10, 2002, the Company completed its offering of trust preferred securities in the amount of $8.0 million. The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Sandler O’Neill & Partners, L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  Sandler O’Neill assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $8.0 million in trust preferred securities have a floating rate of interest, which is reset semi-annually, equal to 6-month LIBOR plus 3.70%.  The floating rate, however, may not exceed 11.0% for the first five years.

The Company is reflecting the trust preferred securities as financing debt on its consolidated balance sheet.

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

The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1,792,720 on April 11, 2002 and capital contributions to the Bank for future growth.

The Company issued a press release announcing the sale on April 10, 2002.

d)              The Company has nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has nothing to report.

ITEM 5.  OTHER INFORMATION

On July 19 the Company announced that the Board of Directors approved a two-for-one stock split for shareholders of record as of August 2, 2002.  The pay date is scheduled for August 15, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)                                 Reports on Form 8-K:

The Company filed the announcement of the sale of $8.0 million of trust preferred securities on Form 8-K with the SEC on April 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: August 12, 2002

S/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

S/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer
Executive Vice President