Form 10QSB
period 2002-09-30
HERITAGE OAKS BANCORP
filed 2002-10-29
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

No par value Common Stock – 2,773,498 shares outstanding at October 7, 2002.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

HERITAGE OAKS BANCORP

CONSOLIDATED BALANCE SHEETS

	31-Dec-01	30-Sep-02
	(1)	(Unaudited)
ASSETS
Cash and due from banks	$14,398,048	$21,823,275
Federal funds sold	6,000,000	53,390,000

Total cash and cash equivalents	20,398,048	75,213,275

Interest bearing deposits other banks	99,000	99,000

Securities Available for sale	22,028,996	62,566,332
Federal Home Loan Bank Stock, cost	228,300	1,925,700
Loans Held For Sale	4,082,200	6,430,743
Loans, net	156,149,885	173,867,007

Property, premises and equipment, net	3,620,769	4,409,888
Cash surrender value life insurance	5,143,613	5,344,982
Deferred Tax Assets	1,257,991	1,010,924
Other assets	1,875,872	2,268,223

TOTAL ASSETS	$214,884,674	$333,136,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$69,824,137	$103,972,222
Savings, NOW, and money market deposits	76,564,209	115,867,793
Time deposits of $100,000 or more	7,181,312	8,158,364
Time deposits under $100,000	42,015,107	37,663,456
Total deposits	195,584,765	265,661,835

Other borrowed money	1,894,811	38,000,000
Securities Sold under Agreement to Repurchase	137,293	647,413
Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	0	8,000,000
Other liabilities	1,391,024	2,203,037
Total liabilities	199,007,893	314,512,285

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 1,297,880 and 2,773,498 for December 31, 2001 and September 30, 2002, respectively.	7,535,495	9,349,695
Accumulated other comprehensive income	(154,836)	590,010
Retained earnings	8,496,122	8,684,084
Total stockholders’ equity	15,876,781	18,623,789

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$214,884,674	$333,136,074

(1)  These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended September 30,

		2001	2002
		(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans		$3,332,310	$3,328,561
Investment securities		175,504	692,015
Federal funds sold and commercial paper		90,707	139,955
Time certificates of deposit		3,335	1,039
Total interest income		3,601,856	4,161,570

Interest Expense:

Now accounts		122,068	52,858
MMDA accounts		50,046	187,242
Savings accounts		35,373	12,210
Time deposits of $100,000 or more		49,877	43,114
Other time deposits		489,899	268,081
Other borrowed funds		20,398	498,121
Total interest expense		767,661	1,061,626

Net Interest Income Before Prov. for Possible Loan Losses		2,834,195	3,099,944
Provision for loan losses		150,000	150,000
Net interest income after provision for loan losses		2,684,195	2,949,944

Non-interest Income:
Service charges on deposit accounts		310,083	381,765
Investment securities gains (losses), net		0	-19,903
Other income		626,284	546,534
Total Non-interest Income		936,367	908,396

Non-interest Expense:
Salaries and employee benefits		1,110,518	1,368,413
Occupancy and equipment		411,347	397,796
Other expenses		1,073,474	989,332
Total Noninterest Expenses		2,595,339	2,755,541
Income before provision for income taxes		1,025,223	1,102,799
Provision for applicable income taxes		400,721	427,225
Net Income		$624,502	$675,574

Earnings per share:	(See note #4)
Basic		$0.23	$0.24
Fully Diluted		$0.21	$0.23

See notes to consolidated financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the nine months ended September 30,

		2001	2002
		(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans		$10,087,184	$9,599,536
Investment securities		588,736	1,552,168
Federal funds sold and commercial paper		301,337	242,192
Time certificates of deposit		10,295	3,359
Total interest income		10,987,552	11,397,255

Interest Expense:

Now accounts		470,440	173,898
MMDA accounts		188,626	259,097
Savings accounts		171,829	35,539
Time deposits of $100,000 or more		187,965	121,716
Other time deposits		1,772,926	861,769
Other borrowed funds		72,763	946,052
Total interest expense		2,864,549	2,398,071

Net Interest Income Before Prov. for Possible Loan Losses		8,123,003	8,999,184
Provision for loan losses		450,000	435,000
Net interest income after provision for loan losses		7,673,003	8,564,184

Non-interest Income:
Service charges on deposit accounts		876,295	1,024,343
Investment securities gains (losses), net		-1,606	-19,903
Other income		3,022,879	1,483,957
Total Non-interest Income		3,897,568	2,488,397

Non-interest Expense:
Salaries and employee benefits		3,306,262	3,909,574
Occupancy and equipment		1,294,799	1,247,535
Other expenses		4,230,257	2,954,362
Total Noninterest Expenses		8,831,318	8,111,471
Income before provision for income taxes		2,739,253	2,941,110
Provision for applicable income taxes		999,639	1,065,895
Net Income		$1,739,614	$1,875,215

Earnings per share:	(See note #4)
Basic		$0.64	$0.68
Fully Diluted		$0.59	$0.63

See notes to consolidated financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF CASHFLOWS

Periods ended September 30,

	2001	2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,739,614	$1,875,215
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	650,965	484,298
Provision for possible loan losses	450,000	435,000
Realized (gain) loss on sales of available-for-sale securities, net	1,606	19,903
Gain on sales of property, premise and equipment	0	0
Amortization of premiums/discounts on investment securities, net	(97,681)	111,372
(Increase)/decrease in loans held for sale	(144,058)	(2,348,543)
(Increase)/decrease in deferred tax asset	80,839	(247,069)
(Increase)/decrease in other assets	70,661	(593,720)
Increase/(decrease) in other liabilities	(738,125)	1,556,859
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,013,821	1,293,315
Cash Flows From Investing Activities
Purchase of securities available-for-sale	0	0
Purchase of mortgage-backed securities available-for-sale	0	(48,491,881)
Proceeds from sales of securities available-for-sale	560,700	1,389,750
Proceeds from principal reductions and maturities of securities available-for-sale	1,236,292	0
Proceeds from sales of mortgage-backed securities available-for-sale	0	0
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	1,814,421	6,492,656
Net change in interest bearing deposits in other financial institutions	156,300	(1,697,400)
Purchase of life insurance policies	(1,240,187)	0
Proceeds from sale of other real estate owned
Recoveries on loans previously written off	0	0
Increase in loans, net	(14,321,549)	(17,717,122)
Purchase of property, premises and equipment, net	(245,512)	(1,273,417)
NET CASH USED IN INVESTING ACTIVITIES	(12,039,535)	(61,297,414)
Cash Flows From Financing Activities
Increase in deposits, net	$11,611,035	$70,077,070
Net increase/(decrease) in other borrowings	250,000	38,510,120
Net (decrease)/increase in notes payable	0	(1,894,811)
Proceeds from issuance of Trust Preferred Securities		8,000,000
Proceeds from exercise of stock options	68,584	133,352
Cash paid in lieu of fractional shares	(4,675)	(6,405)
Cash dividends paid or declared	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,924,944	114,819,326
Net (Decrease)/Increase in Cash and Cash Equivalents	1,899,230	54,815,227
Cash and Cash Equivalents, Beginning of year	24,035,534	20,398,048
Cash and Cash Equivalents, End of year	$25,934,764	$75,213,275

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

September 30, 2001 and September 30, 2002

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2001	1,224,999	$6,305,233	$7,291,140	$(141,364)	$13,455,009

Exercise of Stock Options	11,442	68,584	0		68,584

Cash dividends paid	0	0	0		0

Stock dividend- 5%	61,439	1,136,621	(1,136,621)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(4,675)		(4,675)

Comprehensive Income
Net Income			1,739,614		1,739,614
Unrealized Security Holding Gains/(Losses) '(net of $171,964 tax)				257,946	257,946

Total other comprehensive Income					1,997,560

Balance September 30, 2001	1,297,880	$7,510,438	$7,889,458	$116,582	$15,516,478

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2002	1,297,880	$7,535,495	$8,496,122	$(154,836)	$15,876,781

Exercise of Stock Options	26,552	133,352	0		133,352

Stock dividend- 5%	64,648	1,680,849	(1,680,849)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(6,405)		(6,405)

Stock Split- 2 for 1	1,384,418

Comprehensive Income
Net Income			1,875,215		1,875,215
Unrealized Security Holding Gains/(Losses) '(net of $393,340 tax)				744,846	744,846

Total other comprehensive Income					2,620,061

Balance September 30, 2002	2,773,498	$9,349,696	$8,684,083	$590,010	$18,623,789

Note 1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the un-audited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly Heritage Oaks Bancorp’s (the “Company”) consolidated financial position at September 30, 2002 and results of cash flows for the nine months ended September 30, 2001 and 2002 and the results of operation for the three and nine months ended September 30, 2001 and 2002.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to shareholders. The results for the three and nine months ended September 30, 2001 and 2002 may not necessarily be indicative of the operating results for the full year.

Note 2.   INVESTMENT SECURITIES

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have a readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debit and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at September 30, 2002 and December 31, 2001:

September 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$841,154	$1,600	$(19,319)	$823,435
Mortgage-backed securities	54,947,069	609,698	(37,337)	55,519,430
Obligations of State and Political Subdivisions	5,786,121	428,708	0	6,214,829
Other Securities	8,638	0	0	8,638
TOTAL	$61,582,982	$1,040,006	$(56,656)	$62,566,332

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$979,772	$—	$(35,199)	$944,573
Mortgage-backed securities	15,574,820	26,449	(222,406)	15,378,863
Obligations of State and Political Subdivisions	5,723,827	81,670	(108,575)	5,696,922
Other Securities	8,638	0	0	8,638
TOTAL	$22,287,057	$108,119	$(366,180)	$22,028,996

Note 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:

	December 31, 2001	September 30, 2002

Commercial, financial, and agricultural	$40,608,210	$40,848,310
Real estate-construction	23,449,044	34,755,912
Real estate-mortgage	90,823,606	98,619,489
Installment loans to individuals	3,171,805	2,351,288
All other loans (including overdrafts)	419,622	328,613
	158,472,287	176,903,612

Less - deferred loan fees	(578,332)	(804,039)
Less - allowance for loan losses	(1,744,070)	(2,232,566)

Total loans	$156,149,885	$173,867,007

Loans Held For Sale	$4,082,200	$6,430,743

Concentration of Credit Risk

At September 30, 2002, approximately $ 133.3 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At September 30, 2002, the Bank was contingently liable for letters of credit accommodations made to its customer totaling approximately $1.8 million and un-disbursed loan commitments in the approximate amount of  $56.3 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involve in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

Allowance for Loan Losses

An allowance for loan losses has been established by management to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be un-collectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans.

An analysis of the changes in the allowance for loan losses is as follows:

	December 31, 2001	September 30, 2002

Balance at beginning of year	$1,320,518	$1,744,070
Additions charged to operating expense	600,000	435,000
Loans charged off	(180,732)	(73,549)
Recoveries of loans previously charged off	4,284	127,046
Balance at end of period	$1,744,070	$2,232,567

The Bank recognized that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

The analysis of the allowance for loan losses is comprised of three components; specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the third quarter of 2002 is consistent with prior periods.

The Bank’s provision for loan losses was $150,000 for the third quarter of 2002, compared to the same amount for the same period in 2001. For the nine months ending September 30, 2002, the provision for losses was $435,000 compared to $450,000 for the same period in 2001.

The allowance for loan losses as a percentage of total net loans was 1.24% as of September 30, 2002 and 1.09% as of December 31, 2001. Management believes that the allowance for credit losses at September 30, 2002 is prudent and warranted, based on information currently available.

Non-Accrual and Non-Performing Loans

Loan on non-accrual status totaled $1,494,602 and $1,802,932 at December 31, 2001 and September 30, 2002, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $142,952 and $ 123,250 for the period ended December 31, 2001 and September 30, 2002, respectively.

Non-performing loans include non-accrual loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent at September 30, 2002 and December 31, 2001 that were still accruing interest.

Non-performing loans were .70% and .54% of total assets as of December 31, 2001 and September 30, 2002, respectively. The allowance for loan loss to non-performing loans was 1.17x and 1.24x at December 31, 2001 and September 30, 2002, respectively.

Note 4.   EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other contract to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

On July 19, 2002, the Company announced that the Board of Directors of the Company approved a two-for-one stock split. The record date for the stock split was August 2, 2002 and the pay date was August 15, 2002. Holders of shares of common stock of Heritage Oaks Bancorp were issued one additional share of common stock for each share of common stock owned on the record date of August 2, 2002.

Share information has been retroactively adjusted for the two-for-one stock split.

The total number of shares used for calculating basic earnings per share for the three months ended September 30, 2001 and 2002, were 2,715,226 and 2,770,024, respectively. The total number of shares used for calculating diluted earnings per share for the three months ended September 30, 2001 and 2002, were 2,973,819 and 2,998,197, respectively.

The total number of shares used for calculating basic earnings per share for the nine months ended September 30, 2001 and 2002, were 2,718,147 and 2,751,160, respectively. The total number of shares used for calculating diluted earnings per share for the nine months ended September 30, 2001 and 2002, were 2,948,498 and 3,000,046.

Note 5.   PREMISE

On July 26, 2002, the Bank purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. It is the intent of the Bank to build a full service branch on this parcel and to relocate the existing “Woodland” office, that is currently located at 171 Niblick Road, Paso Robles, Ca. At this time, the Bank anticipates that the building will be approximately 5,000 square feet in size and will open sometime in the fourth quarter of 2003 or first quarter of 2004.

Note 6.   ISSUANCE OF TRUST PREFERRED SECURITIES

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

As the result of the issuance of $8.0 million in trust preferred securities, on April 11, 2002, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement an investment strategy of $38 million whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for the borrowing.

Note 7.   RECENT LEGISLATIVE ACTIVITY SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”).

On August 28, 2002, in accordance with Section 302 of the Act, the Securities and Exchange Commission (the “SEC”) adopted final rules that require an issuer’s principal executive and principal financial officer to certify the contents, including the financial and other information, of the issuer’s quarterly and annual reports. The rules became effective on August 29, 2002. In addition, the SEC adopted previously proposed rules requiring issuers to maintain, and regularly evaluate the effectiveness of control and procedures designed to ensure that the information required in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

A separate provision of the Act (section 906) creates an independent CEO and CFO certification obligation that took effect immediately upon signing the Act into law and impacted periodic reporting beginning with the June 30, 2002 10-QSB. The certification in section 906 provides for a statement that any periodic report containing financial statements fully complies with Section 13(a) or 15 (d) of the Exchange Act and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operation of the public company.

The SEC has also adopted new Exchange Act Rules 13a-14 and 15d-14 that require an issuer to establish and maintain an overall system of disclosure controls and procedures that are adequate to meet its Exchange Act reporting obligations.

Note 8.   Recent Accounting Pronouncements

At its August 7 Board meeting, the FASB approved, in principle, Statement 147 which will replace certain paragraphs in Statement 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. The new guidance was effective on September 30, 2002. The requirement in Statement 72 to recognize (and amortize) an “unidentifiable intangible asst” when more liabilities are acquired than assets, such as in a branch purchase that is a business combination, will no longer apply. Previously recorded core deposit intangibles must continue to be amortized.

The Bank acquired four branch offices from Westamerica Bank in November 2001. The premium, net  of fair value for certain assets acquired, was fully accounted for as core deposit intangibles. This core deposit intangible has and will continue to be amortized over a period of ten years.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

Heritage Oaks Bancorp (the “Company”) commenced operations on November 15, 1994 with the acquisition of Heritage Oaks Bank (the “Bank”).  Each shareholder of the Bank received one share of stock in the Company in exchange for each share of Heritage Oaks Bank stock owned.  The Bank became a wholly owned subsidiary of the Company.  The Bank is the only active financial subsidiary owned by the Company. In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State Of Delaware and is wholly-owned by the Company.

FINANCIAL CONDITION

As of September 30, 2002, total consolidated assets of Heritage Oaks Bancorp were $333.1 million compared to $214.9 million at December 31, 2001. This represents an increase of 55.0%. The components of this increase are discussed below.

Cash and Due From Banks

Total cash and due from banks at September 30, 2002 was $21.8 million, up from $14.4 million at December 31, 2001. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. The balance in the Fed account had a closing balance of $8.7 million to meet the target for Reserve Requirements.

Loans

Total net loans at September 30, 2002 were $173.9 million compared to $156.1 million at December 31, 2001. This represents an increase of 11.4%. For the nine months ending September 30, 2002, commercial, financial and agriculture loans increased by $.2 million or .6%, real estate-construction loans increased by $11.3 million or 48.2%, real estate-mortgage loans increased by $7.8 million or 8.6% and installment loans to individuals decreased by $.89 million or 25.9%.

Low net growth in agricultural loans is attributed to the refinance of several development loans through the Farmer Mac program. This program is a long-term mortgage product that offers low interest rates on producing agricultural real estate. We continue to use this product to payoff our development loans and also to finance homes on acreage.

The large increase in real estate-construction loans can be attributed to several large construction projects financed since the beginning of 2002. They include a condominium project in the amount of $5.3 million that will payoff as units are sold; an office building in the amount of nearly $4 million, a hotel for $4 million and two medical offices totaling $3.3 million. The large construction loans typically have take-out commitments by the Bank in the form of a variable rate loan with 25 year amortizations with a 10 to 15 year maturity.

Loans held for sale increased to $6.4 million at September 30, 2002 from $4.1 million at December 31, 2001. Typically, loans held for sale are sold within 30 days of funding.

Securities

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an asset/liability committee that develops current investment policies based upon its operating needs and market circumstance. The Bank’s investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee of the Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Bank’s board of directors on a regular basis.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 2002, net unrealized gains increased $744,846 from an unrealized loss of $154,836 at December 31, 2001 to an unrealized gain of $590,010.

Securities available-for-sale increased to $62.6 million at September 30, 2002 from $22.0 million at December 31, 2001. This represents an increase of $40.6 million or 184.0%. As the result of the issuance of $8.0 million in trust preferred securities, in April 2002, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement an investment strategy whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for the borrowing. The Bank made this decision knowing that it would improve the return on average equity by increasing the net interest income in absolute terms even though it would reduce the return on average assets and the net interest margin as a percentage. Prior to investing, the Bank performed extensive due diligence in assessing the interest rate and market value risk of this strategy including the performance in various interest rate scenarios of up and down 100, 200 and 300 basis points. Management believes that the 300 basis points variances would not have a material effect on the overall interest rate and market value risk to the Company.

At September 30, 2002, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Bank uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility. Stress tests are performed quarterly.

Federal Funds Sold

Federal funds sold were $53.4 million at September 30, 2002 compared to $6.0 million at December 31, 2001. The significant increase is the direct result of increased deposits. The primary reason for retaining these large over night investments is due to the volatile nature of certain deposit relationships that are related to the current robust mortgage business. These relationships are discussed in more detail under “Deposits and Borrowed Funds”.

Deposits and Borrowed Funds

Total deposits were  $265.7 million at September 30, 2002 compared to $195.6 million at December 31, 2001. This represents an increase of $70.1 million or 35.8%. Approximately $32.7 million or 46.6% of deposit growth is the result of increased demand deposits held by three, long time customers of the Bank that transact in mortgage related business’. One of the relationships added additional account locations during the year that accounts for approximately $10 million of the increase. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that if and when the mortgage market conditions change, these relationships will be impacted. This is the primary reason for the large balances maintained in over night investing in Federal Funds Sold.

In August 2002, the Bank began to offer a personal insured money market account with the intent to raise deposits that otherwise generally reside in non-financial investment companies. The Bank offered a competitive introductory rate and was successful in procuring approximately $31.2 million in deposits. In addition, the already existing business insured money market account product increased by $10.0 million throughout 2002.  The Bank believes that the declining returns in the stock market in general are creating a “flight to safety” to FDIC insured deposits.  Time deposits of >$100,000 increased by $1.0 million or 13.6%. However, time deposits of <$100,000 decreased by $4.4 million or 10.4%. The decrease in this category is primarily due to maturities during the third quarter 2002 of higher rate time deposits that did not renew at the lower rates. With increased liquidity as the result of non time deposit growth, time deposits were priced such that Management was aware that these balances would decrease.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank’s primary source of funds for loans and investments.  Core deposits of $257.5 million represented 96.9% of total deposits at September 30, 2002. The Company does not purchase funds through deposit brokers.

At December 31, 2001, the Company had a $1.9 million loan with Pacific Coast Bankers Bank that was paid in full upon the issuance of the trust preferred securities in April 2002.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $1.6 million and $43.1 million secured by loans and securities, respectively. At September 30, 2002, the Bank had borrowings of $38 million against those lines. The $38 million borrowing consists of $9.5 million maturing in April 2003 and 2004 and $19 million maturing in April 2005.

The Bank utilizes securities sold under repurchase agreements as a source of funds.  The Bank had $647,413 in securities sold under repurchase agreements at September 30, 2002 compared to $137,293 at December 31, 2001.

Capital Resources

On July 19, 2002, the Board of Directors of the Company declared a two for one (2 for 1) stock split.  The record date for the stock split was August 2, 2002 and the pay date was August 15, 2002.  Holders of shares of common stock of Heritage Oaks Bancorp were issued one additional share of common stock for each share of common owned on the record date of August 2, 2002.

A Press Release was issued on July 19, 2002.

In April 2002, the Company completed its offering of trust preferred securities in the amount of $8.0 million. The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Sandler O’Neill & Partners, L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  Sandler O’Neill assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1.8 million on April 11, 2002 and capital contributions to the Bank for future growth.

The Company issued a press release announcing the sale on April 10, 2002.

The Company’s total stockholders equity was $18,623,789 at September 30, 2002 compared to $15,876,781 at December 31, 2001. The increase in capital was from net income of $1,875,215, $133,352 from stock options exercised, $744,846 net change in other comprehensive income related to unrealized security holding gain, net of tax and $6,405 in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 29, 2002.

Capital ratios for commercial banks in the United States are generally calculated using several different formulas.  These calculations are referred to as the “Leverage Ratio” and two “risk based” calculations known as: “Tier One Risk Based Capital Ratio” and the “Total Risk Based Capital Ratio.”   These standards were developed through joint efforts of banking authorities from 12 different countries around the world.  The standards essentially take into account the fact that different types of assets have different levels of risk associated with them.  Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

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

Summarized below are the Bank’s and Company’s capital ratios at September 30, 2002:

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bank	Heritage Oaks Bancorp

Leverage Ratio	4.00%	5.00%	7.92%	7.60%

Tier One Risk Based Captial Ratio	4.00%	6.00%	11.15%	10.71%

Total Risk Based Captial Ratio	8.00%	10.00%	12.20%	13.06%

For the Company, approximately $5.2 million and $2.8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

The Company reported net income for the nine months ended September 30, 2002 of $1,875,215 compared to $1,739,814 for the same period in 2001. Per share earnings on a diluted basis for the nine months ending September 30, 2002 and September 30, 2001 were $.63 and $.59, respectively. Basic per share earnings for the nine months ending September 30, 2002 and September 30, 2001 were $.68 and $.64, respectively.

Net income for the three months ending September 30, 2002 was $675,574, compared to $624,502 for the same period in 2001. Per share earnings on a diluted basis for the three months ending September 30, 2002 and September 30, 2001 were $.23 and $.21, respectively. Basic per share earnings for the three months ending September 30, 2002 and September 30, 2001 were $.24 and $.23, respectively.

The modest increased year-to-date earnings are the result of the Bank’s efforts to maintain a favorable net interest margin during the very challenging interest rate environment experienced this year. In addition to this, the efficiency ratio for the Company was 70.60% and 73.5% for the nine months ending September 30, 2002 and 2001, respectively.

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

Net interest income for the nine months ending September 30, 2002 was $8,999,184 compared to $8,123,003 for the same period in 2001. This represents an improvement of $876,181 or 10.8%. As a percentage of average earning assets, the net interest margin for the first nine months of 2002 decreased to 5.17% from 6.51% for the same period one year earlier. The Bank still maintains a net interest margin that Management believes to be favorable even though there has been a 475 basis point decrease in prime rate from January 2001 through December 2001. During the first nine months of 2001, prime rate dropped from 9.50% to 6.00% while prime rate has been 4.75% for the entire nine months of 2002. Approximately 81% of the loan portfolio is tied to prime of which 26% is impacted immediately whenever there is a change to prime while interest bearing liabilities, specifically Time Certificates of Deposit re-price at the time of maturity. For the first nine months of 2002, the average yield on interest earning assets decreased 229 basis points from the same period in 2001 while the average rate on interest bearing liabilities decreased by 128 basis points from the same period in 2001. The increase in net interest income for the nine months ending September 30, 2002 compared to the same period in 2001 is due to the volume increase of $66.3 million in average interest earning assets at an average rate of 6.56% while interest bearing liabilities increased by $42.2 million at an average rate of 2.04%.

Net interest income for the three months ending September 30, 2002 was $3,099,944 compared to $2,834,195 for the same period in 2001. This represents an increase of $265,749 or 9.4%. Interest income was $4,161,570 and $3,01,856 for the three months ending September 30, 2002 and 2001, respectively. Increased interest income was primarily the result of higher investment securities balances outstanding for the entire three months. Interest expense for this three month period was $1,061,626 at September 30, 2002 compared to $767,661 at September 30, 2001. Interest expense increased due to the increased borrowing with the FHLB and interest on the trust preferred securities.

The table on the following page sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 2002 and 2001.

AVERAGE BALANCE SHEET INFORMATION FOR SEPTEMBER 30,

(dollars in thousands)

	2001			2002
	Average Balance	Average Yield Rate Paid	Amount Interest	Average Balance	Average Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$198	6.75%	$10	$135	2.97%	$3
Investment securities taxable	8,734	5.77%	377	39,100	4.61%	1,349
Investment securities non-taxable	5,946	4.77%	212	5,839	4.79%	209
Federal funds sold	9,496	4.24%	301	19,270	1.64%	236
Loans(1)(2)	141,604	9.52%	10,087	167,886	7.65%	9,600

Total interest earning assets	165,978	8.85%	10,987	232,230	6.56%	11,397

Allowance for possible loan losses	(1,498)			(2,016)
Non-earning assets:
Cash and due from banks	13,922			17,986
Property, premises and equipment	2,855			3,772
Other assets	5,141			9,207

TOTAL ASSETS	$186,398			$261,179

Interest -bearing liabilities:
Savings/NOW/money market	63,906	1.74%	831	84,770	0.74%	469
Time deposits	50,032	5.24%	1,961	46,751	2.81%	983
Other borrowings	1,289	7.57%	73	25,878	4.89%	946

Total interest-bearing liabilities	115,227	3.32%	2,865	157,399	2.04%	2,398

Non-interest bearing liabilities:
Demand deposits	54,627			79,794
Other liabilities	1,989			1,642

Total liabilities	171,843			238,835

Securities Sold under Agreement to Repurchase
Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	0			5,333

Stockholders’ equity
Common stock	7,245			8,917
Retained earnings	7,340			7,989
Valuation Allowance Investments	(30)			105

Total stockholders’ equity	14,555			17,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,398			$261,179

Net Interest Income			$8,122			$8,999
Net Interest Margin(3)		6.51%			5.17%

(1)  Nonaccrual loans have been included in total loans.

(2)  Loan fees of $457,773 and $529,104 for2001 and 2002, respectively, have been included in the interest income computation.

(3)  Net interest income has been calculated by dividing the net interest income by total earning assets.

Non-interest Income

Non-interest income for the nine months ending September 30, 2002 was $2,488,397 compared to $3,897,568 for the same period in 2001. That represents a decrease of $1,409,171 or 36.2%. Non-interest income consists of bankcard merchant fees, automatic teller machine (“ATM”) transactions, mortgage origination fees and other fees and service charges on deposit accounts.

During 2001, the Bank was divesting itself of the off-premise ATM Networks commonly referred to as HOAK (retail sites) and NANS (gaming sites). The HOAK sites were sold during the first quarter of 2001, while the gaming sites consisted of three remaining locations as of September 30, 2001. As of September 30, 2002, there is one NANS sites remaining. For the nine months ending September 30, 2002 income from this line of business was $111,773 compared to

$1,935,019 for the same period in 2001. While this constitutes a large variance, it should be noted that the expense related to these networks was $73,161 for the first nine months ending September 30, 2002 compared to $1,475,122 for the same period in 2001. The total ATM income for 2001 includes the gross revenue obtained in the sale of the HOAK Network that was consummated on March 31, 2001. Most of the revenue obtained in that transaction was offset by related expense.

Service charge income on deposit accounts increased from $876,295 during the first nine months of 2001 to $1,024,343 for the nine months ending September 30, 2002. This increase in service charges is a result of the Bank’s growth in the number of branches and deposit accounts. The Bank acquired four branch offices from Westamerica Bank on November 9, 2001. Three of the branches were consolidated with existing branch offices of the Bank with one branch remaining open.

Bankcard merchant fees were $103,200 for the first nine months of 2002 and $93,962 for the same period in 2001.

Income obtained from mortgage origination fees were $495,758 for the first nine months of 2002 compared to $429,180 for the same period in 2001.

Non-interest income for the three months ending September 30, 2002 was $908,396 compared to $936,367 for the same period in 2001. That represents a decrease of $27,971 or 3.0%.

Income from ATM transaction fees were $23,318 for the three months ending September 30, 2002 compared to $242,243 for the same period in 2001. The same explanation applies in regard to the Bank divesting itself of this line of business as is stated above for the nine months ending September 30, 2002.

Income from service charges on deposit accounts income was $381,765 for the three months ending September 30, 2002 compared to $310,083 for the same period in 2001.

Bankcard merchant fees were $40,215 for the three months ending September 30, 2002 compared to $35,560 for the same period in 2001.

Mortgage origination fees were $222,377 for the three months ending September 30, 2002 compared to $143,724 for the same period in 2001.

Other Expense

Non-interest expense was $8,111,471 and $8,831,318 for the nine months ended September 30, 2002 and the same period in 2001, respectively. This represents a decrease of $719,847 or 8.2%.

Expense associated with the ATM network was $73,161 and $1,475,122 for the nine months ending September 30, 2002 and 2001, respectively. During 2001, the Bank was divesting itself of the off-premise ATM Networks commonly referred to as HOAK (retail sites) and NANS (gaming sites). The HOAK sites were sold during the first quarter of 2001, while the gaming sites consisted of three remaining locations as of September 30, 2001. As of September 30, 2002, there is one NANS sites remaining.

Salaries and employee benefits expense were $3,909,574 and $3,306,262 for the nine months ended September 30, 2002 and 2001, respectively. This represents an increase of $603,312 or 18.3%. Full time equivalent employees were 92 at September 30, 2001 compared to 111 at September 30, 2002. In November 2001, the Bank acquired four branch offices from Westamerica Bank. 16 of the 19 employees accepted employment with the Bank and were placed in various branches and departments of the Bank. In additional to increased salaries, there has been a 17% increase in group health costs.

Occupancy and equipment costs were $1,247,535 for the nine months ending September 30, 2002 compared to $1,294,799 for the same period in 2001. This decrease is a factor of the sale of the HOAK ATM network in March 2001and scheduled depreciation along with additions in the normal course of business.

Expense associated with all other non-interest expense categories was $2,881,201 and $2,755,135 for the nine months ended September 30, 2002 and 2001, respectively. This represents an increase of 4.6%.

Non-interest expense was $2,755,541 and $2,595,339 for the three months ending September 30, 2002 and the same period in 2001, respectively. This represents an increase of $160,202 or 6.2%.

Salaries and employee benefits expense were $1,368,413 and $1,110,518 for the three months ending September 30, 2002 and 2001, respectively. Occupancy and equipment costs decreased to $397,796 for the three months ending September 30, 2002 from $411,347 for the same period of 2001. Expense associated with the ATM network was $17,654 and $153,303 for the three months ending September 30, 2002 and 2001, respectively. Expense associated with all other non-interest expense categories was $971,678 and $920,171 for the three months ending September 30, 2002 and 2001, respectively.

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

The Central Coast’s leading industry is the production of wine grapes and production of premium quality wines. Over the past two years, production of new vineyard land has led to an over capacity of wine grapes.  Excess production of wine grapes has led to a decrease in prices of grapes sold and in some cases, the inability of farmers to sell grapes at any price.  Wineries on the other hand are purchasing grapes at existing contract prices and in some cases, below contract prices. Wineries are becoming select in the quality of grapes purchases, asking farmers to thin crops to produce a higher quality fruit.

The Bank recognized in 2000 that there would be over capacity in the production of wine grapes in our market area. As a result, efforts were made to move a significant portion of the vineyard development loan portfolio out of the Bank and into the government sponsored Farmer Mac program. Because of these actions on the part of the Bank, it is the opinion of Management that there would not be any negative impact from the current state of the wine grape industry.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5 million. During the first nine months of 2002, the average funds borrowed from correspondent banks was $20,879.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans are pledged as collateral. The average funds borrowed through these facilities during the first nine months of 2002 was $24.7 million.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At September 30, 2002, the ratio of liquid assets to deposits and other liabilities was 24.1%. The ratio of net loans to deposits, another key liquidity ratio, was 67.9% at September 30, 2002.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such, they represent obligations to pay or receive fixed and determinable amounts of money, which are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  In addition, inflation affects the growth of total assets by increasing the level of loan demand, and may potentially adversely affect the Bank’s capital adequacy because loan growth in inflationary periods may increase more rapidly than capital.  The effect on inflation during the period ended September 30, 2002 has not been significant to the Bank’s financial position or result of operations.

Item 3.  Controls and Procedures

Background of Bank’s and Company’s Internal Controls/Audits

The Bank is the sole financial subsidiary of the Company. The Bank has in place extensive policies and operating procedures for loans, operations, accounting and compliance. Loans are audited twice a year for asset quality by an external firm not affiliated with the Bank’s CPA. An external compliance audit of loan regulations is scheduled to be performed annually by an external audit company that is not affiliated with the Bank’s CPA. All other compliance regulations are audited at least annually by the internal auditor. Operating policies and procedures are audited at least annually by the internal auditor. All audits, whether internal or external are reported directly to the Audit Committee of the Bank and subsequently to the Audit Committee and Board of Directors of the Company.

The Audit Committees of the Bank and Company maintain an audit calendar prepared by the internal auditor for planning purposes. This audit calendar is submitted to the Board of the Bank and the Company for approval. Annually the Company engages an external Certified Public Accounting firm to perform an independent audit conducted in accordance with generally accepted auditing standards.

Monthly certifications are performed by various departments and are reviewed and approved by a member of Senior Management. These certifications document that the assets and liabilities of the Bank, as well as other non-balance sheet areas (i.e. cashiers check supplies, safekeeping, etc) are in balance. Department certifications are due by the 10th business day of the following month. Many balance sheet accounts are balanced daily in the normal routine of processing transactions that are applied to the un-posted general ledger accounts.

The Bank has in place a rigorous training program that is fully documented and active throughout the year. Regular training includes compliance with regulations, product knowledge and operating policies and procedures. Training is also provided for all new products or changes in methods of operation.

The Officers Loan Committee meets on a weekly basis as does Senior Management. The meetings provide an environment for current and meaningful communication between the various departments of the Bank and is a forum to discuss material actions and/or events.

Daily, the CEO and CFO review the Bank’s consolidated balance sheet and income statement for unusual postings. The relative non-complex and stable nature of the Bank’s business allows for these officers to detect anomalies and question them that same day. Because of this daily scrutiny, inadvertent material entries are corrected immediately and rarely occur on the last day of the month or quarter. Such anomalies are generally the case of a miss-encoded item that the department is already aware and not that of intentional misrepresentation. Historically, quarterly changes to the Bank’s balance sheet have been re-slotting of un-posted account loan and deposit amounts and suspense items to the appropriate categories within the general ledger. These entries, whether or not material, are researched and submitted to the Controller for adjustment within general ledger accounts for Call Report purposes.

Formation of Disclosure Controls and Procedures Officer Committee

The Disclosure Controls and Procedures Officer Committee (the “Committee”) has the responsibility for considering the materiality of information (a material fact) and determining disclosure obligations on a timely basis. The Committee has implemented disclosure controls and procedures that meet the standards established by the new rules. These controls and procedures will be reviewed and adopted by the audit committee of the Company and the Bank. The Committee will consist of members of the Officer Planning Meeting that meets weekly.

Control and Procedures

The Committee will meet on the last Thursday of the quarter. Members are to provide information that is documented within the Quarterly Control and Procedures Report. This report contains attestations and, where applicable, documentation in regard to the following:

1.                                                   Internal Controls have been reviewed within the past 90 days

2.                                                   Concern about weaknesses in internal control

3.                                                   Events that may require disclosure

4.                                                   Internal Fraud/Defalcation

5.                                                   Potential Material Losses

6.                                                   New Off-Balance Sheet Arrangements

7.                                                   Material Amounts not reflected on the general ledger

The report is to be completed, signed and presented to the CEO and CFO prior to completing the first draft of the quarterly 10-QSB.  Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the appropriate Officers at anytime when warranted. The CEO and CFO will consult with the Company’s Disclosure Policy Committee to determine any action that is necessary.

a) Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART 2.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.29 Money Access Services Processing Agreement for
ATM processing, signed on October 3, 2002

(b)           Reports on Form 8-K:

The Company filed the announcement of a two-for-one stock split on Form 8-K, Item 5 with the SEC on July 19, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: October 24, 2002

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer
Executive Vice President

CERTIFICATIONS

I, Lawrence P. Ward, Chief Executive Officer, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Heritage Oaks Bancorp;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 8, 2002

/s/ Lawrence P. Ward
Lawrence P. Ward
Chief Executive Officer

CERTIFICATIONS

I, Margaret A. Torres, Chief Financial Officer, certify that:

7.               I have reviewed this quarterly report on Form 10-QSB of Heritage Oaks Bancorp;

8.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 8, 2002

/s/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer

Exhibit Index

Exhibit 10.29                              Money Access Services Processing Agreement for ATM processing, signed October 3, 2002

Exhibit 99.1                                    Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2                                    Certification of Chief Financial Officer, pursuant to Section 906 the the Sarbanes-Oxley Act of 2002