Form 10KSB
period 2002-12-31
HERITAGE OAKS BANCORP
filed 2003-03-20
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   0-25020

HERITAGE OAKS BANCORP

(Exact name of registrant as specified in its charter)

State of California	77-0388249
(State or other jurisdiction of employee incorporation or organization)	(I.R.S. Identification No.)

545 12th Street, Paso Robles, California 93446	(805) 239-5200
(Address of principal executive offices) (Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, (no par value)	None

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

Registrant’s revenue for 2002 was $19,498,529.  The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 1, 2003 was $17,877,467. As of February 1, 2003, the Registrant had 2,785,533 shares of Common Stock outstanding.

The following documents are incorporated by reference in Part III, Items 9 through 12 of Registrant’s definitive proxy statement for the 2003 annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one)        Yes ☐    No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermathand other factors referenced in this report, including in “Item 1. Description of Business-Factors that May Affect Future Results of Operations”. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as the bank holding company of Heritage Oaks Bank (the “Bank”). In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction. The Bank is the only active financial subsidiary owned by the Company. In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State Of Delaware and is wholly owned by the Company. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also caused to be incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary.

Banking Services

The Bank was licensed by the California Department of Financial Institutions (“DFI”) and commenced operation in January 1983.  As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also subject to certain other federal laws and regulations.  The deposits of the Bank are insured by the FDIC up to the applicable limits thereof. The Bank is not a member of the Federal Reserve System.  At December 31, 2002, the Company had approximately $337.3 million in assets, $187.3 million in net loans, $264.2 million in deposits, and $19.8 million in stockholders’ equity.

The Bank is headquartered in Paso Robles with a branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, one branch office in Santa Maria, one branch office in Atascadero and one branch office in Morro Bay. The Bank conducts a commercial banking business in San Luis Obispo County and Northern Santa Barbara County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. It also offers installment note collection, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policy since its inception has emphasized small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans.  The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate.  As of December 31, 2002, these four categories accounted for approximately 21.2%, 1.2%,

21.4% and 56.1% respectively, of the Bank’s loan portfolio.  As of December 31, 2002,  $147.5 million or 77.5% of the Bank’s  $190.5 million in gross loans consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development. Commercial and agricultural loans decreased $.2 million (approximately 0.5%) and other real estate loans or commercial loans secured by real estate increased $16 million between year-end 2001 and year-end 2002. See “Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media.  A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. The Bank has deposit relationships with three, long time customers that engage in mortgage related business, however, these volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that if and when the mortgage market conditions change, these relationships will be impacted. This is the primary reason for the large balances maintained in over night investing in Federal Funds Sold.  As of December 31, 2002, the Bank had approximately 15,557 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $200.3 million for an average balance per account of approximately  $12,879; 6,274 savings accounts with balances totaling $18.8 million for an average balance per account of approximately  $2,992; and 1,603 time certificate of deposit accounts with balances totaling $45.1 million, for an average balance per account of approximately  $28,106.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income.  For the year ended December 31, 2002, these sources comprised 68.7%, 13.5%, 7.3%, 3.9% and 6.6%, respectively, of the Bank’s total operating income.

During 2001, the Bank was divesting itself of the off-premise ATM Networks commonly referred to as HOAK (retail sites) and NANS (gaming sites). Due to narrowing profit margins, the Bank began to scale back on these lines of business in 2000 and discontinued operation almost entirely in 2001. The HOAK sites were sold during the first quarter of 2001, while the gaming sites consisted of two remaining locations as of  December 31, 2001. As of December 31, 2002, there is one NANS site remaining. This last site is being sold in the first quarter of 2003. Please see “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Under the Agreement, Heritage Oaks Bank assumed all deposit liabilities and other liabilities set forth in the Agreement and purchased certain of the assets of the Branches.  It did not purchase any of the loans of the Branches which  were retained by Westamerica Bank.  All employees of the Branches (except one loan officer designated by Westamerica) was offered employment by Heritage Oaks Bank.On November 9, 2001, the transaction closed.

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

Employees

As of February 1, 2002, the Bank had a total of 118 full-time equivalent employees.  The management of the Bank believes that its employee relations are satisfactory. The Company has only two salaried employees (the internal auditor and assistant).  The Company’s officers all hold similar positions at the Bank and receive compensation from the Bank.

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

The Bank recognized in 2000 that there would be over capacity in the production of wine grapes in our market area. As a result, efforts were made to move a significant portion of the vineyard development loan portfolio out of the Bank and into the government sponsored Farmer Mac program. The Bank has approximately $1.6 million of remaining vineyard development loans on the books at December 31, 2002. Because of these actions on the part of the Bank, it is the opinion of Management that there would not be any negative impact from the current state of the wine grape industry.

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

The Company’s business is concentrated in its service area, which encompasses San Luis Obispo County and Northern Santa Barbara County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2002, the Bank’s legal lending limits to a single borrower and such borrower’s related parties were approximately $4.1 million on an unsecured basis and approximately $6.9 million on a fully secured basis, based on regulatory capital plus reserves of $27,578.

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

The financial services industry is undergoing rapid technological changes involving frequent introductions of new technology-driven products and services that have further increased competition.  There can also be no assurance that these technological improvements, if made, will increase the Company’s operational efficiency or that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See “Description of Business-Financial Services Modernization Legislation and Sarbanes – Oxley Act of 2002”.

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

The following table presents the amounts of the capital ratios for the Bank and the requirements for a well- capitalized company compared to its minimum regulatory capital requirements as of December 31, 2002:

		Regulatory Requirements
	Bank Actual	Well- Capitalized	Minimum Requirement

LEVERAGE RATIO	7.53%	5.00%	4.0%
TIER 1 RISK-BASED RATIO	11.00%	6.00%	4.0%
TOTAL RISK-BASED RATIO	12.06%	10.00%	8.0%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2002.

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

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the bank insurance fund is nearing its minimum ratio of 1.25% on insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, (the “Exchange Act”). Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•           the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•                                          audit committees for all reporting companies and expansion of the power of the audit committee, including the requirements that the audit committee: (i) have direct control of the outside auditor; (ii) be able to hire and fire the auditor; and (iii) approve all non-audit services;

•                                          auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•                                          certification of financial statements by the chief executive officer and the chief financial officer;

•                                          the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                                          a prohibition on insider trading during pension plan black out periods;

•                                          increased protection for whistleblowers and informants;

•                                          disclosure of off-balance sheet transactions;

•                                          expedited filing requirements for ownership reports by officers and directors;

•                                          disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•                                          “real time” filing of periodic reports; and

•                                          various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002, and provisions which will become effective within 30 days to one year from enactment.  The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. The Company has implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of financial statements.  A significant portion of the remaining items in the new legislation will become effective during 2003.  The Company is currently evaluating what impacts the new legislation and its implementing regulations will have upon its operations, including a likely increase in certain outside professional costs.

Financial Services Modernization Legislation

On November 12, 1999,  the Gramm- Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Company has not sought “financial holding company” status and has no present plans to do so.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Financial Services Modernization Act (CRA) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank.  While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

In addition, the Bank is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company the Bank.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Transactions between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System.  The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.

Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.  The Company is considered to be an affiliate of the Bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•                                          to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•                                          to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•                                          a loan or extension of credit to an affiliate;

•                                          a purchase of, or an investment in, securities issued by an affiliate;

•                                          a purchase of assets from an affiliate, with some exceptions;

•                                          the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•                                          the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•                                          a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•                                          covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•                                          with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

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

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2002, real estate served as the principal source of collateral with respect to approximately 77.5% percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes,  floods and draughts, which may cause uninsured damage and other loss of value to real estate and crops that secures these loans, may also negatively impact the Company’s financial condition.

Interest Rate Changes

The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Our analysis indicates that the decreases in the target federal funds rate announced by the Federal Reserve Board throughout 2002 resulted in a decrease of 139 basis points in the Bank’s average interest rate spread from that of 2001. If interest rates continue to decline, competitive pressure and other factors may prevent us from making proportionate decreases in the interest rates we pay on deposits, especially MMDA and NOW accounts, resulting in a larger decrease in our interest rate spread. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

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

In response to several well-publicized corporate and auditing scandals, the President signed the Sarbanes-Oxley Act into law on July 29, 2002.  This act calls for increased federal regulation of the accounting profession and imposes new requirements upon boards of directors, audit committees and executive officers of public companies.  These requirements will likely increase the accounting and legal costs of the Company. A number of the requirements of the Act are still subject to the finalization of administrative rule making by the SEC.  The Company will be subject to many of these provisions of the Act and implementing regulations

Operating Strategies

From time to time, the Company develops long-term financial performance goals to guide and measure the success of our operating strategies.  The Company can make no assurance that we will be successful in achieving these long-term goals or that our operating strategies will be successful.  Achieving success in these areas is dependent on a number of factors, many of which are beyond the Company’s direct control.  Factors that may adversely affect the Company’s ability to attain its long-term financial performance goals include:

•                  Deterioration of  asset quality;

•                  Inability to control noninterest expense, including, but not limited to, rising employee and healthcare costs;

•                  Inability to increase noninterest income

•                  Inability to decrease reliance on revenue generated from assets;

•                  Ability to increase loan growth;

•                  Regulatory and other impediments associated with making acquisitions;

•                  Deterioration in general economic conditions, especially in the Company’s core markets;

•                  Decreases in the Company’s net interest margin;

•                  Increases in competition; and

•                  Adverse regulatory or legislative developments.

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

War on Terrorism

The terrorist attacks of September 11, 2001, the ensuing worldwide war on terrorism and the possibility of war with Iraq and/or Korea may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. US banking agencies have warned of the possible impact of such events on the capital ratios of banks.

Company Cash Flow

As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends from the Bank.  Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.

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

On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo.  The branch was previously located in premises that were acquired from La Cumbre Savings, which lease expired in 1997.  The new branch lease is for 6,200 square feet of which the Bank subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and the Bank pays 42%.  The rent under the lease for the entire space is approximately $7,750 a month. In June, 2002, the rent re-priced to 95% of the prevailing fair market value and increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, Ca in April 1996.  The Bank is leasing a building containing approximately 5,618 square feet for approximately $7,800 per month. The original lease expired on February 28, 2001 and the Bank executed its option to extend for a period of five years. As of January 2003, the Bank has obtained two additional five year options to extend.

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

On July 1, 2001 the bank entered into a 9-month lease with an unaffiliated party to lease property located at 1360 Grand Avenue, Arroyo Grande, Ca. The lease calls for monthly payments based on a triple net price of approximately $4,200 per month. The Bank did not renew or renegotiate this lease at its expiration. The short-term nature of this lease was due to the Bank’s knowledge that it was acquiring a branch office from Westamerica Bank (seller) that was in close proximity to the leased facility. On November 9, 2001, the seller conveyed title to the land and building located at 1255 Grand Avenue, Arroyo Grande, Ca. The Bank consolidated the existing Bank branch into the newly acquired facility. The appraised fair value of the acquired location was $800,000.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited over-the-counter market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any exchange or market.  However, Maguire Investments, Inc., Hoefer & Arnett, Inc., The Seidler Companies, Sandler O’Neill & Partners and Wedbush Morgan Securities make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board under the symbol “HEOP.”

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett, Inc., The Seidler Companies and Wedbush Morgan Securities.  These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended	Bid Prices
2002	Low	High
March 31	$12.85	$12.85
June 30	12.88	13.00
September 30	12.80	13.20
December 31	11.50	11.65

2001	Low	High
March 31	$8.75	$8.50
June 30	11.00	11.44
September 30	11.50	12.25
December 31	12.00	13.00

2000	Low	High
March 31	$7.32	$7.50
June 30	6.68	7.00
September 30	8.63	8.88
December 31	8.63	8.88

Prices listed above have been adjusted to reflect the 2 for 1 stock split that was paid on August 15, 2002.

Holders

As of February 1, 2003, there were approximately 674 holders of the Company’s Common Stock.  There are no other classes of equity outstanding.

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

The ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law. (See,  “Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.”)  Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

Under these provisions, the amount available for distribution from the Bank to the Company was approximately $7,093,999 at December 31, 2002.

The following table outlines stock dividend activity since 1999:

Stock Dividend Percentage	Record Date

4%	February 15, 1999

5%	April 3, 2000

5%	March 16, 2001

5%	March 8, 2002

2 for 1 Split	August 2, 2002

5%	March 14, 2003

Whether dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

The following table summarizes information as of December 31, 2002 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Plan Category	Plan Year	Number of securities to be issued upon exercise of options		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1990 1997	2,033 384,710		$4.43 5.78		-0 175,218	-
Equity compensation plans not approved by security holders		-0	-	-0	-	-0	-
Total		386,743		$5.77		175,218

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 2002.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

On November 15, 1994, the Company was organized as a holding company for the Bank. The Bank is the only active financial subsidiary owned by the Company.

Strategic Developments

The Company made a strategic decision commencing in 1999 to expand its full service branch office coverage of its primary market area, realizing that during the first year, net earnings would be impacted by the growth of infrastructure. Two offices were opened during the first quarter of 1999 and one during the first quarter of 2000. The expected result was that net earnings in 1999 grew by only 6.3% from those in 1998, however, the ground work had been set to allow for significant growth without additional material overhead.

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

Beginning in January 2001 and continuing through November 2002, actions by the Federal Reserve to cut target interest rates resulted in Prime Rate being cut from 9.50% to 4.25%. Historically, the largest source of income for the Bank is that which is created by net interest income. This reduction in rates, specifically as it relates to 48% of the Bank’s average earning assets that adjust with Prime, made it very difficult to maintain the level of the Net Interest Margin for 2002 that the Bank had experienced in the past. Despite the adverse interest rate environment, the Company was able to exceed prior year earnings.

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

As the result of the issuance of $8.0 million in trust preferred securities, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement an investment strategy of $38 million whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately

$40 million in investment securities. The purchased investment securities serve as collateral for the borrowing.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. A detailed discussion of critical accounting policies can be found within this document under “Provision and Allowance for Credit Losses” and “Investment Securities and Other Earning Assets”.

Earnings Overview

The Company reported net income for 2002 of $2,739,220. This was a 16.8% increase from the $2,346,283 reported in 2001.  Net income reported for 2001 represented an increase of $102,263 or 4.6% more than 2000 net income of $2,244,020. Basic earnings per share were $.99, $.86 and $.84 at December 31, 2002, 2001 and 2000, respectively. Diluted earnings per share were $.91, $.79 and $.78 at December 31, 2002, 2001 and 2000, respectively. Earnings per share in 2001 and 2000 have been adjusted to account for the 2 for 1 stock split with a record date of  August 2, 2002.

SELECTED FINANCIAL DATA

	December 31,
	2002	2001	2000
Return on Average Assets	0.98%	1.22%	1.34%

Return on Average Equity	15.56%	15.74%	18.82%

Average Equity to Average Assets	6.33%	7.74%	7.11%

Net Interest Margin	5.04%	6.43%	6.78%

Average Loans to Average Deposits	77.63%	83.80%	82.18%

Net Income (in thousands)	$2,739	$2,346	$2,244

Average Assets (in thousands)	$278,332	$192,459	$167,661

Earnings Per Share:
Basic	$0.99	$0.86	$0.84
Diluted	$0.91	$0.79	$0.78

Earnings per share in 2001 and 2000 have been adjusted to account for the 2 for 1 stock split with a record date of August 2, 2002.

Net Interest Income and Interest Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non–accrual loans, and changes in market interest rates.

Net interest income before provision for possible loan losses for 2002 was $12,544,248, an increase of $1,513,035 or 13.7% from  the $11,031,213 in 2001.  The increase in net interest income for 2002 compared to 2001 was attributable to a $77.1 million increase in average earning assets, a $26.4 million increase in non-interest bearing demand deposits and a $51.1 million increase in average interest bearing liabilities. The significant growth in average earning assets compared to the lesser growth in average interest bearing liabilities helped to offset the decline in interest rates throughout the year. The rate on average earning assets decreased by 198 basis points from 2001 to that in 2002, while the rate paid on average interest bearing liabilities decreased 85 basis points for the same period.  Average non-interest bearing demand deposits increased by $26.4 million in 2002. Other low cost deposits such as savings, now and money market accounts grew an average of $26.2 million with a weighted average rate of 0.84% in 2002. The average higher cost time deposits decreased $2.6 million with the average rate paid falling from 4.82% in 2001 to 2.77% in 2002.

Total income on the loan portfolio increased from $13,280,255 in 2001 to $13,399,144 in 2002. This modest increase of 0.90% in additional interest income was due to a combination of average loans outstanding for the year increasing by almost $28.1 million and the average rate earned for the year dropping from 9.11% to 7.71%.

Total income on investments increased from $1,181,098 in 2001 to $2,636,659. This increase of more than 123% is due to the additional liquidity provided by deposit growth and the investment strategy implemented as the result of the issuance of the $8 million in trust preferred securities.

The average yield on earning assets was 6.45% for 2002 and 8.43% for 2001.  The average yield on interest bearing liabilities was 2.08% for 2002, compared to 2.93% for 2001.  The net interest margin was 5.04% in 2002 compared to 6.43% in 2001.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2002, 2001 and 2000. The average balance of non-accruing loans has been included in loan totals.

	2002			2001			2000
(dollars in thousands)	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$169	2.96%	$5	$338	3.85%	$13	$257	7.39%	$19
Investment securities taxable	43,502	4.44%	1,932	9,415	5.57%	524	11,117	6.26%	696
Investment securities non-taxable	6,358	4.72%	300	5,928	4.74%	281	6,087	5.03%	306
Federal funds sold	24,799	1.61%	400	10,162	3.57%	363	3,921	6.32%	248
Loans(1)(2)	173,861	7.71%	13,399	145,757	9.11%	13,280	123,794	10.26%	12,700

Total interest earning assets	248,689	6.45%	16,036	171,600	8.43%	14,461	145,176	9.62%	13,969

Allowance for possible loan losses	(2,088)			(1,545)			(1,344)
Non-earning assets:
Cash and due from banks	18,588			14,031			16,376
Property, premises and equipment	3,953			2,972			3,274
Other assets	9,190			5,401			4,179

TOTAL ASSETS	$278,332			$192,459			$167,661

Interest -bearing liabilities:
Savings/NOW/money market	92,800	0.84%	779	66,562	1.45%	964	58,077	2.37%	1,376
Time deposits	46,453	2.77%	1,286	49,037	4.82%	2,366	45,872	5.50%	2,523
Other borrowings	28,967	4.92%	1,426	1,496	6.75%	101	3,443	6.74%	232

Total interest-bearing liabilities	168,220	2.08%	3,491	117,095	2.93%	3,431	107,392	3.85%	4,131

Non-interest bearing liabilities:
Demand deposits	84,702			58,350			46,680
Other liabilities	1,803			2,113			1,664

Total liabilities	254,725			177,558			155,736

Securities Sold under Agreement to Repurchase Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferrable Interest Debentures	6,000			0			0

Stockholders’ equity
Common stock	9,037			7,311			5,996
Retained earnings	8,437			7,615			6,457
Valuation Allowance Investments	133			(25)			(528)

Total stockholders’ equity	17,607			14,901			11,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,332			$192,459			$167,661

Net Interest Income			$12,545			$11,030			$9,838
Net Interest Margin(3)		5.04%			6.43%			6.78%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $753,$609 and $587 for 2002, 2001 and 2000, respectively, have been included in the interest income computation.
(3)	Net interest income has been calculated by dividing the net interest income by total earning assets.
Note: All average balances have been computed using daily balances.

	RATE/VOLUME ANALYSIS
	2002			2001			2000
Increase (decrease) in:	Average Bal/Vol	Average Rate	Total	Average Bal/Vol	Average Rate	Total	Average Bal/Vol	Average Rate	Total

Interest income:
Loans(1)	$2,558	$(2,440)	$118	$2,279	$(1,699)	$580	$3,620	$655	$4,275
Investment securities taxable	1,898	(491)	1,407	(107)	(88)	(195)	(286)	45	(241)
Investment securities non-taxable(2):	(10)	(1)	(11)	(8)	(17)	(25)	(30)	24	(6)
Taxable equivalent adjustment(2):	31	(2)	29	4	8	12	10	(8)	2
Interest-bearing deposits	(6)	(1)	(7)	6	(1)	5	(8)	5	(3)
Federal funds sold	523	(485)	38	394	(279)	115	(23)	51	28
Total	4,994	(3,420)	1,574	2,568	(2,076)	492	3,283	772	4,055

Interest expense:
Savings, now, money market	380	(567)	(187)	201	(614)	(413)	70	169	239
Time deposits	(125)	(953)	(1,078)	174	(331)	(157)	774	372	1,146
Other borrowings	1,852	(526)	1,326	(130)	—	(130)	150	(5)	145
Total	2,107	(2,046)	61	245	(945)	(700)	994	536	1,530

Increase (decrease) in net Interest income	$2,887	$(1,374)	$1,513	$2,323	$(1,131)	$1,192	$2,289	$236	$2,525

(1)	Loan fees of $753, $609 and $587 for 2002, 2001 and 2000, respectively have been included in the interest income computation.
(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Any change attributable to changes in both volume and rate which cannot be segregated has been allocated.

The hypothetical impacts of sudden interest rate movements applied to the Bank’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Bank’s net interest income is “at risk” from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Bank’s December 31, 2002 balances indicate that the Bank’s net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within normal expectations for such sudden changes.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%
Change in Net Interest Income	(6.44)%	(3.25)%	3.75%	6.90%

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors effecting these estimates and assumptions include, but are not limited to 1) competitor behavior,           2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income. Therefore, the results of this analysis should not be relied upon as indicative of actual future results.

Non-Interest Income

Non-interest income consists of service charges on deposit accounts, bankcard merchant fees, automatic teller machines (“ATM”) transactions, mortgage origination fees and other fees.  Non-interest income for 2002 was $3,463,012 compared to $4,680,575 for 2001. This represents a decrease of $1,217,563 or 26.0%. During 2001, the Bank divested itself of the off premise ATM business. In eliminating this line of business, both non-interest income and non-interest expense decreased. This will be discussed in more detail below.

Service charges on deposit accounts increased to $1,432,530 in 2002 from $1,182,785 in 2001. This growth of $249,745 or 21.1% is the result of overall bank growth for the year, particularly in deposit accounts. The Bank implemented a new service charge schedule in August 2002 that accounted for approximately 60% of the increase.

Bankcard merchant fees were $123,493 in 2002 compared to $122,602 in 2001. When the Bank sold the merchant portfolio in September 1999, the compensation provisions called for payment of certain basis points on the gross sales. In September 2002, pursuant to the agreement, the basis points paid to the Bank were reduced. This will continue until

August 2004 at which time the compensation will be renegotiated. Management does not believe that this change in revenue stream will have a material impact on the Company as was demonstrated by the record fourth quarter 2002 earnings.

Overall, the Bank has become less reliant on ATM generated revenue than in previous years and in fact divested itself of this line of business entirely by the fourth quarter of 2002. The net earnings from all ATM operations before deducting for overhead expenses and salaries were $39,262, $475,875 and $1,031,720, for the years ended December 31, 2002, 2001 and 2000, respectively. Earnings in 2002 were not material and Management does not believe that this change in revenue stream will have an impact on the Company.

ATM transaction fees, ATM interchange income, and ATM sponsorship fees were $128,207 and $2,017,507 for the year 2002 and 2001, respectively.  The Bank operated two networks referred to as the Gaming Network and the Retail Network.

The Gaming Network consisted of ATM placements located in authorized California gaming sites and accounted for approximately 100%of the gross revenue for ATMs in 2002. For the past several years, the number of Gaming contracts has decreased as the result of highly aggressive competition. In order to retain certain sites, agreements were renegotiated that narrowed the profit margin for the Bank. Because of narrowing profit margins and risk associated with this line of business, beginning in the third quarter of 2000 and continuing until the fourth quarter of 2002, the Bank’s Service Agreements with all sites were not renewed and/or terminated.

The Retail Network consisted of ATM placements in locations, such as malls and individual business sites throughout the United States. Because of the very narrow profit margins and the internal resources required to run this network, the Bank decided to sell this particular piece of business to a company who would have the economies of scale to realize a greater profit margin. In November 2000, the Bank entered into an agreement to sell these location agreements, inclusive of their equipment. This transaction closed on March 31, 2001. The sale had minimal impact to the net earning in 2001 due to the expense of fully depreciating ATMs and other expenses associated with the sale.

Mortgage origination fees, net of commissions paid, generated gross revenue of $766,532 for 2002 compared to $577,333 in 2001. The Bank has been engaged in this line of business for a number of years and increased the department’s resources in 2001 and 2002 to accommodate the growing activity. In addition to keeping up with the  current demand due to the interest rate cycle, the Bank is positioning itself for future market penetration with sales representation in all markets that the Bank services.  When interest rates shift upward, the Bank will have a fully seasoned sales staff in place to continue to gain market share in mortgage originations. Also, when the accelerated activity begins to decline, there would be limited fixed overhead in place to negatively impact earnings. Most of the expense associated with this line of business is variable in the form of commissions paid.

Non-Interest Expenses

Non-interest expense consists of salary and other compensation, occupancy and equipment, ATM network related expense and other expense. Non-interest expense for 2002 decreased to $11,073,572 from $11,386,136 in 2001. This represents a decrease of $312,564 or 2.8%.

Salaries and employee benefit expense were $5,385,710 and $4,494,137 for 2002 and 2001, respectively.  This represents an increase of $891,573 or 19.8%. Approximately $514,000 or 58% of this increase is due to; 1) annual merit increases in February 2002 that averaged 4% and; 2) an increase in staff throughout the course of the year and the addition of the 16 Westamerica Bank employees in November 2001. Group health costs increased 34.6% for 2002 over that in 2001. This accounts for approximately 10% of the overall increase in salaries and employee benefits. The remainder of the increase is attributed to enhanced bonus payments and costs for education and training. Full time equivalent employees were 118 for 2002 and 106 for 2001. The ratio of “assets per employee”, one of the measures of operational efficiency, was $2.8 million and $2.0 million for 2002 and 2001, respectively.

Occupancy, furniture and equipment expenses were $1,666,010 during 2002, compared to $1,707,205 for 2001. This represents a decrease of $41,195 or 2.47%. There were no new facilities opened in 2002.

Other non-interest expense consists of ATM network related, data processing and other operating expense. Other non-interest expense was $4,021,852 for 2002, compared to $5,184,794 in 2001. This represents a decrease of $1,162,942 or 22.4%.

ATM network related expense was $86,946 in 2002, compared to $1,541,632 in 2001. This significant decrease is evidence of the Bank exiting this line of business entirely in 2002. See discussion of the ATM networks in “Non-Interest Income”, above.

Data processing expense was $1,415,803 in 2002 compared to $1,460,620 in 2001. This represents a decrease of $44,817 or 3.1%.

Provision for Income Taxes

The provision for income taxes was $1,649,468 for 2002, compared to $1,379,369 in 2001. The increase is commensurate with growth in pre-tax income for the year 2002 from that of 2001. The Bank’s effective tax rate was 37.6% and 37.0% in 2002 and 2001, respectively.

Provision and Allowance for Credit Losses

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

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly by the Bank’s Director’s Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the year 2002 is consistent with prior periods.

The Bank’s provision for loan losses was $545,000 for 2002 compared to $600,000 for 2001. Net loan charge-offs (loans charged off, net of loans recovered) were ($47,149) in 2002 and $176,448 during 2001, respectively. The allowance for credit losses as a percent of total gross loans at year-end 2002 and 2001 was 1.23% and 1.10%, respectively.

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

Loans on non-accrual status totaled $1,345,755 and $1,494,602 at December 31, 2002 and 2001, respectively.  Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $134,508 and $195,826 for the period ended December 31, 2002 and 2001, respectively.

Non-performing loans include non-accrual loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent at December 31, 2002 and December 31, 2001 that were still accruing interest.

The following table summarized the analysis of the allowance for loan losses as of December 31, 2002, 2001 and 2000:

Analysis of Allowance for Loan Losses

	2002	2001	2000
Balance at Beginning of Period	$1,744,070	$1,320,518	$1,241,016

Charge-offs:
Commercial, Fianacial and Agricultural	76,345	155,933	454,085
Real Estate- Construction	—	—	—
Real Estate-Mortgage	—	—	—
Installment Loans to Individuals:	—	22,341	4,370
Money Plus	5,060	2,458	465
Credit Cards	—	—	—
Other Installment	—	—	—
Total charge-offs	81,405	180,732	458,920

Recoveries:
Commercial, Fianacial and Agricultural	126,596	483	16,745
Real Estate- Construction	—	—	—
Real Estate-Mortgage	—	—	—
Installment Loans to Individuals:	500	2,256	488
Money Plus	1,458	1,545	2,189
Credit Cards	—	—	—
Other Installment	—	—	—
Total recoveries	128,554	4,284	19,422
Net Charge-offs	(47,149)	176,448	439,498
Additions Charged to Operations	545,000	600,000	519,000
Balance at End of Period	2,336,219	1,744,070	1,320,518

Gross Loans at End of Period	$190,469,255	$158,472,287	$135,488,020

Ratio of Net Charge-offs During the Year to Average Loans outstanding	-0.03%	0.12%	0.44%

Ratio of Reserves to Gross Loans	1.23%	1.10%	0.97%

Ratio of Non-performing Loans to the Allowance for Credit Losses	57.60%	85.70%	75.01%

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

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $337,263,312 at December 31, 2002 compared to $214,884,674 at December 31, 2001. That represents an increase of $122.4 million or 57.0%.

A significant portion of total assets is the Bank’s gross loans that were $190,469,255 and $158,472,287 at December 31, 2002 and 2001, respectively.  Approximately 43% of gross loans at December 31, 2002 are adjustable rate loans compared to 65% at December 31, 2001. The decrease in the percentage of adjustable rate loans is attributed to the nature of recently funded real estate secured loans, in that many have a term of ten to fifteen years with a rate that is fixed for two to three years then adjusts with the movement of prime. Nearly all the adjustable rate loans are tied to changes in the prime rate. If interest rates change, the yield on these loans and other loans renewing during the one-year time frame will also change. The Bank anticipates a 1.00% increase in the prime rate would increase net interest income approximately $402,503 a year and a 1.00% decrease in the prime rate would decrease net interest income by approximately $428,128 a year.

The following table summarizes the composition of the loan portfolio as of December 31, 2002, 2001 and 2000:

COMPOSITION OF LOAN PORTFOLIO

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Financial and Agricultural	40,373,350	21.20%	40,608,210	25.62%	42,931,015	31.69%

Real Estate- Construction	40,722,838	21.38%	23,449,044	14.80%	18,599,452	13.73%

Real Estate-Mortgage	106,809,586	56.08%	90,823,606	57.31%	70,550,560	52.07%

Installment Loans to Individuals	2,290,874	1.20%	3,171,805	2.00%	3,246,214	2.40%

All Other Loans (including overdrafts)	272,607	0.14%	419,622	0.27%	160,779	0.12%

Total Loans, Gross	190,469,255	100.00%	158,472,287	100.00%	135,488,020	100.00%

Deferred Loan Fees	(821,668)		(578,332)		(487,473)
Reserve for Possible Loan Losses	(2,336,219)		(1,744,070)		(1,320,518)

Total Loans, Net	$187,311,368		$156,149,885		$133,680,029

Loans Held For Sale	$8,166,011		$4,082,200		$2,474,542

Total gross loans grew approximately $32 million or 20.2% in 2002. For the twelve months ending December 31, 2002, commercial, financial and agriculture loans decreased by $.2 million or .6%, real estate-construction loans increased by $17.3 million or 73.7%, real estate-mortgage loans increased by $16 million or 17.6% and installment loans to individuals decreased by $.9 million or 27.8%.

The small decrease in commercial, financial and agricultural loans is attributed to early pay-off activity in commercial loans and the refinance of several development loans through the Farmer Mac program for the agricultural loans. Early pay-offs for commercial loans were driven by the low interest rate environment that significantly increased competition for this type of credit. The Farmer Mac program is a long-term mortgage product that offers low interest rates on producing agricultural real estate. We continue to use this product to payoff our development loans and also to finance homes on acreage.

The large increase in real estate-construction loans can be attributed to several large construction projects financed since the beginning of 2002. They include a condominium project in the amount of $5.3 million that will payoff as units are sold; an office building in the amount of nearly $4 million, a hotel for $4 million and two medical offices totaling $3.3 million. Upon completion of construction, office and hostelry loans are termed out with monthly principal and interest payments based on not more than 25 year amortizations.

The large increase in real estate-mortgage loans can be attributed to several of the construction loans moving into amortizing loans, several new large hotel loans and to increased loan activity in nearly all our offices with numerous loans in the $500-1,000,000 range.

Loans held for sale were $8.2 million and $4.1 million at December 31, 2002 and 2001, respectively. This represents an increase of $4.1 million or 100%. Typically, loans held for sale are sold within 30 to 40 days of funding.

The following are the approximate maturities and sensitivity to change in interest rates for the loan portfolio at December 31, 2002:

Loan Category (in thousands)	Due Within One Year	After One Year but Within Five	After Five Years	Total
Commercial, Fianacial and Agricultural	$22,961,971	$10,555,076	$6,856,303	$40,373,350

Real Estate- Construction	26,490,860	11,185,389	3,046,589	40,722,838

Real Estate-Mortgage	40,514,739	23,405,820	42,889,027	106,809,586

Installment Loans to Individuals	579,988	1,302,255	408,631	2,290,874

All Other Loans (including overdrafts)	272,607	—	—	272,607

Totals	$90,820,165	$46,448,540	$53,200,550	$190,469,255

Interest Rate Provision:
Predetermined Rates	$34,576,803	$21,767,535	$52,688,377	$109,032,715

Floating or Adjustable Rates	56,243,362	24,681,005	512,173	81,436,540

Totals	$90,820,165	$46,448,540	$53,200,550	$190,469,255

Risk Elements:

Risk elements on loans are presented in the following table for December 31:

	2002	2001	2000
Non-Accrual Loans (Impaired Loans)	$1,345,755	$1,494,602	$991,230
Accruing Loans Past Due 90 Days	0	0	0
Restructured Loans	1,197,730	1,309,538	194,914
Interest Excluded on Non-Accrual Loans	134,506	195,826	115,603
Interest Recognized on Non-Accrual Loans and Troubled Debt Restructured Loans	312,950	16,704	85,806

At December 31, 2002, the Bank had no foreign loans outstanding.  The Bank did not have any concentrations of loans except as disclosed above.

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

Total Cash and Due from Banks

Total cash and due from banks were $23,513,531 and $14,398,048 at December 31, 2002 and 2001, respectively.               This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. The balance in the Fed account had a closing balance of $10.7 million to meet the target for Reserve Requirements.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Federal Home Loan Bank stock, Federal Funds sold (funds lent on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions.  These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

Other earning assets were $104.9 million and $28.4 million at December 31, 2002 and 2001, respectively. This represents an increase of approximately $76.5 million or 269.4%.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2002, net unrealized gains increased $717,195 from an unrealized loss of $154,836 at December 31, 2001 to an unrealized gain of $562,359.

Securities available-for-sale increased to $65.4 million at December 31, 2002 from $22.0 million at December 31, 2001. This represents an increase of $43.4 million or 197.3%. As the result of the issuance of $8.0 million in trust preferred securities, in April 2002, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement an investment strategy whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for the borrowing. The Bank made this decision knowing that it would improve the return on average equity by increasing the net interest income in absolute terms even though it would reduce the return on average assets and the net interest margin as a percentage. Prior to investing, the Bank performed extensive due diligence in assessing the interest rate and market value risk of this strategy including the performance in various interest rate scenarios of up and down 100, 200 and 300 basis points. In regard to this strategy, Management believes that a 300 basis points variances would not have a material effect on the overall interest rate and market value risk to the Company.

At December 31, 2002, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

The following table summarizes the composition of other earning assets at December 31:

COMPOSITION OF OTHER EARNING ASSETS

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank and other	$1,950,900	1.86%	$228,300	0.81%	$381,600	1.78%

Available-for-Sale Investments	65,396,494	62.35%	22,028,996	77.69%	16,212,505	75.79%

Federal Funds Sold	37,040,000	35.32%	6,000,000	21.16%	4,600,000	21.50%

Interest Bearing Deposits other fin inst.	497,000	0.47%	99,000	0.35%	198,000	0.93%

Total Other Earning Assets	$104,884,394	100.00%	$28,356,296	100.00%	$21,392,105	100.00%

The Amortized cost, fair value, and maturites at December 31, 2002 are as follows:

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$36,608	$36,685

Due after One Year through Five Years	1,784,190	1,853,369

Due after Five Years through Ten Years	4,315,044	4,345,339

Due after Ten Years	3,842,991	3,907,076

Mortgage-backed Securities	54,480,395	55,254,025

Total	$64,459,228	$65,396,494

Deposits and Borrowed Funds

Total deposits were approximately $264.2 million at December 31, 2002 compared to $195.6 million at December 31, 2001. This represents an increase of $68.6 million or 35.1%. Approximately $32.1 million or 46.7% of deposit growth is the result of increased demand deposits held by three, long time customers of the Bank that engage in mortgage related activities. One of the relationships added additional account locations during the year that accounts for approximately $7 million of the increase. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that if and when the mortgage market conditions change, these relationships will be impacted. This is the primary reason for the large balances maintained in over night investing in Federal Funds Sold.

In August 2002, the Bank began to offer a personal insured money market account with the intent to raise deposits that otherwise generally reside in non-financial investment companies. The Bank offered a competitive introductory rate and was successful in procuring approximately $33.3 million in deposits by December 31, 2002.  The Bank believes that the declining returns in the stock market in general are creating a “flight to safety” to FDIC insured deposits.  Time deposits of >$100,000 increased by approximately $1.0 million or 13.5%. However, time deposits of <$100,000 decreased by approximately $5.1 million or 12.2%. The decrease in this category is due in part to maturities during the year of higher rate time deposits that did not renew at the lower rates. With increased liquidity as the result of non time deposit growth, time deposits were priced such that Management was aware that these balances would decrease. In addition to this, management believes that there was some migration into the personal insured money market account during the final five months of 2002, however, the amount was not available to quantify.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank’s primary source of funds for loans and investments.  Core deposits of $219.1 million represented 82.9% of total deposits at December 31, 2002. The Company does not purchase funds through deposit brokers.

At December 31, 2001, the Company had a $1.9 million loan with Pacific Coast Bankers Bank that was paid in full upon the issuance of the trust preferred securities in April 2002.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $1.6 million and $37.1 million secured by loans and securities, respectively. At December 31, 2002, the Bank had borrowings of $38 million against those lines. The $38 million borrowing consists of $9.5 million maturing in April 2003 and 2004 and $19 million maturing in April 2005.

The Bank utilizes securities sold under repurchase agreements as a source of funds.  The Bank had $257,737 in securities sold under repurchase agreements at December 31, 2002 compared to $137,293 at December 31, 2001.

The following table sets forth information for the last two fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:

COMPOSITION OF DEPOSITS

	2002		2001		2000
	Balance	Average Rate Paid	Balance	Average Rate Paid	Balance	Average Rate Paid
Non-Interest Bearing Demand	$106,556,079	0.00%	$69,824,137	0.00%	$51,821,234	0.00%

Interest Bearing Demand	44,338,284	0.46%	47,668,327	1.15%	39,711,917	2.16%

Savings	18,772,846	0.24%	18,602,720	1.01%	14,133,471	2.19%

Money Market	49,456,726	1.94%	10,293,162	2.21%	9,870,541	3.81%

Time Deposits	45,054,670	2.77%	49,196,419	4.82%	52,159,727	5.50%

Total Deposits	$264,178,605	0.92%	$195,584,765	2.65%	$167,696,890	3.75%

Set forth is a maturity schedule of domestic time certificates of deposit of $100,000 and over at December 31, 2002:

TIME DEPOSITS $100,000 AND OVER:

(dollars in thousands)

Less than 3 months	$3,512
3 to 12 months	3,119
Over 1 year	2,030

Total	$8,661

Capital

The Company’s total stockholders equity was $19,813,470 at December 31, 2002 compared to $15,876,781 at December 31, 2001.  The increase in capital during 2002 was due to net income of $2,739,220,  $6,405 cash paid to stockholders in lieu of fractional shares on a 5% stock dividend paid March 29, 2002, stock options exercised in the amount of $486,679 and an increase in accumulated other comprehensive income of $717,195.

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

The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1.9 million on April 11, 2002 and capital contributions to the Bank for future growth.

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

Summarized below are the Bank’s and Company’s capital ratios at December 31, 2002.

	Minimum Regulatory Capital Requirements	Heritage Oaks Bank	Heritage Oaks Bancorp

Leverage Ratio	4.00%	7.53%	7.66%
Tier I Risk Weighted	4.00%	11.00%	11.19%
Total Risk Based	8.00%	12.06%	13.00%

For the Company, approximately $6.3 million and $1.7 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5,000,000. As of December 31,2002, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank became a member of the Federal Home Loan Bank (FHLB) in July 1999. As of December 31,2002, the Bank had borrowings of $38 million with no other funds available for borrowing without pledging additional collateral.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At December 31, 2002, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 20.8% compared to 19.6% in 2001. The ratio of net loans to deposits, another key liquidity ratio, was 70.9% at year-end 2002 compared to 79.8% at December 31, 2001.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  The effect on inflation during the three-year period ended December 31, 2002 has been significant to the Bank’s financial position or results of operations in regard to fluctuation in interest rates creating narrowing net interest margins. However, inflation has not been a factor in the customers ability to repay debt or in upward pressure on operation expenses.

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

ITEM 7.  FINANCIAL STATEMENTS

HERITAGE OAKS BANCORP AND SUBSIDIARIES

DECEMBER 31, 2002, 2001, AND 2000

Independent Auditors’ Report

Board of Directors and Stockholders

Heritage Oaks Bancorp and Subsidiaries

Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp as of December 31, 2002 and 2001, the results of their operations and changes in their stockholders’ equity and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co.
Rancho Cucamonga, California
January 10, 2003

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

Assets
Cash and due from banks	$23,513,631	$14,398,048
Federal funds sold	37,040,000	6,000,000
Total Cash and Cash Equivalents	60,553,631	20,398,048
Interest-bearing deposits in other financial institutions	497,000	99,000
Investment securities Available-for-sale	65,396,494	22,028,996
Federal Home Loan Bank Stock, at cost	1,950,900	228,300
Loans held for sale	8,166,011	4,082,200
Loans, net of deferred fees and allowance for loan losses of $3,157,887 and $2,322,402 at December 31, 2002 and 2001, respectively	187,311,368	156,149,885
Property premises and equipment, net	4,542,591	3,620,769
Net deferred tax asset	1,170,783	1,257,991
Cash surrender value of life insurance	5,415,500	5,143,613
Intangible assets	358,557	402,156
Other assets	1,900,477	1,473,716
Total Assets	$337,263,312	$214,884,674

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand non-interest bearing	106,556,079	69,824,137
Savings, NOW and money market deposits	112,567,856	76,564,209
Time deposits of $100,000 or more	8,154,256	7,181,312
Time deposits under $100,000	36,900,414	42,015,107
Total Deposits	264,178,605	195,584,765
FHLB advances and other borrowings	38,000,000	—
Securities sold under agreement to repurchase	257,737	137,293
Notes payable	—	1,894,811
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	8,000,000	—
Other liabilities	7,013,500	1,391,024
Total Liabilities	317,449,842	199,007,893

COMMITMENTS AND CONTINGENCIES (Note #14)

Stockholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; 2,785,533 and 2,725,056 shares issued and outstanding for 2002 and 2001, respectively	9,703,022	7,535,495
Retained earnings	9,548,089	8,496,122
Accumulated other comprehensive income	562,359	(154,836)
Total Stockholders’ Equity	19,813,470	15,876,781
Total Liabilities and Stockholders’ Equity	$337,263,312	$214,884,674

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
Interest Income
Interest and fees on loans	$13,399,144	$13,280,255	$12,699,866
Interest on Investment Securities
Obligations of U.S. Government Agencies	1,872,111	500,701	669,617
Obligations of State and Political Subdivisions	300,292	281,079	305,674
Interest on time deposits with other banks	9,009	16,202	18,805
Interest on Federal funds sold	400,385	362,567	248,283
Interest on other securities	54,576	20,549	26,680
Total Interest Income	16,035,517	14,461,353	13,968,925

Interest Expense
Interest on savings, NOW and money market deposits	779,070	963,797	1,376,114
Interest on time deposits in denominations of $100,000 or more	182,788	210,744	382,506
Interest on time deposits under $100,000	1,103,264	2,154,795	2,139,906
Other	1,426,147	100,804	232,096
Total Interest Expense	3,491,269	3,430,140	4,130,622
Net interest income before provision for possible loan losses	12,544,248	11,031,213	9,838,303
Provision for Possible Loan Losses	545,000	600,000	519,000
	11,999,248	10,431,213	9,319,303
Non-interest Income
Service charges on deposit accounts	1,432,530	1,182,785	1,082,757
Investment securities loss, net	(18,653)	(1,606)	(2,188)
Other	2,049,135	3,499,396	4,602,858
Total Non-interest Income	3,463,012	4,680,575	5,683,427
Non-interest Expenses
Salaries and employee benefits	5,385,710	4,494,137	4,115,549
Equipment expenses	710,890	879,202	908,859
Occupancy expenses	955,120	828,003	799,535
Other expenses	4,021,852	5,184,794	5,691,580
Total Non-interest Expenses	11,073,572	11,386,136	11,515,523
Income Before Provision for Income Taxes	4,388,688	3,725,652	3,487,207
Provision for Income Taxes	1,649,468	1,379,369	1,243,187
Net Income	$2,739,220	$2,346,283	$2,244,020

Earnings Per Share
Basic	$0.99	$0.86	$0.84
Diluted	$0.91	$0.79	$0.78

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Common Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount

Balance, January 1, 2000	1,144,282	$5,288,179		$5,912,823	$(658,840)	$10,542,162
Exercise of stock options	23,265	155,274				155,274
Stock dividends paid - 5%	57,452	861,780		(861,780)		—
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(3,923)		(3,923)
Comprehensive income
Net income			$2,244,020	2,244,020		2,244,020
Unrealized security holding gains (net of $374,790 tax)			515,996		515,996	515,996
Less reclassification adjustments for losses (net of $780 tax)			1,480		1,480	1,480
Total comprehensive income			$2,761,496
Balance, December 31, 2000	1,224,999	6,305,233		7,291,140	(141,364)	13,455,009
Exercise of stock options	11,442	93,641				93,641
Stock dividends paid - 5%	61,439	1,136,621		(1,136,621)		—
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(4,680)		(4,680)
Comprehensive income
Net income			2,346,283	2,346,283		2,346,283
Unrealized security holding losses (net of $9,579 tax)			(14,483)		(14,483)	(14,483)
Less reclassification adjustments for losses (net of $595 tax)			1,011		1,011	1,011
Total comprehensive income			$2,332,811
Balance, December 31, 2001	1,297,880	7,535,495		8,496,122	(154,836)	15,876,781
Exercise of stock options	60,477	486,679				486,679
Stock dividends paid - 5%	64,648	1,680,848		(1,680,848)		—
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(6,405)		(6,405)
Two-for-one stock split	1,362,528
Comprehensive income
Net income			2,739,220	2,739,220		2,739,220
Unrealized security holding gains (net of $470,670 tax)			706,003		706,003	706,003
Less reclassification adjustments for losses (net of $7,461 tax)			11,192		11,192	11,192
Total comprehensive income			$3,456,415
Balance, December 31, 2002	2,785,533	$9,703,022		$9,548,089	$562,359	$19,813,470

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$2,739,220	$2,346,283	$2,244,020
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	651,531	825,590	711,120
Provision for possible loan losses	545,000	600,000	519,000
Provision for possible losses on unfunded loan commitments	40,000	—	—
Realized loss on sales of available-for-sale securities, net	18,653	1,606	2,188
Amortization of premiums/discounts on investment securities, net	239,548	(124,138)	(148,180)
Amortization of core deposit intangibles	43,598	20,054	12,027
Gain on sale of property, premises and equipment, net	(211)	(279,375)	—
Net increase in cash surrender value of life insurance	(271,887)	(124,064)	(63,762)
FHLB Dividends received	(54,300)	—	—
Increase in loans held for sale	(4,083,811)	(1,607,658)	(2,354,160)
Increase in deferred tax asset	(390,922)	(250,255)	(205,339)
(Increase)/decrease in other assets	(383,162)	205,412	(617,194)
Increase/(decrease) in other liabilities	5,538,878	(515,156)	639,566

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,632,135	1,098,299	739,286

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(3,337,276)	—	(4,838)
Purchase of mortgage-backed securities available-for-sale	(59,756,404)	(10,174,446)	—
Purchase of Federal Home Loan Bank stock	(1,668,300)	—	—
Proceeds from sales of securities available-for-sale	—	714,000	1,011,512
Proceeds from principal reductions and maturities of securities available-for-sale	26,000	1,138,087	933,726
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	20,637,306	2,759,246	1,563,335
Net change in interest bearing deposits in other financial institutions	(398,000)	99,000	177,255
Purchase of life insurance policies	—	(3,650,000)	—
Increase in cash due to acquisition	—	23,086,675	—
Recoveries on loans previously written off	128,554	4,284	19,422
Increase in loans, net	(31,835,037)	(23,074,140)	(31,792,259)
Proceeds from sale of property, premises and equipment	6,989	720,509	—
Purchase of property, premises and equipment, net	(1,580,131)	(349,869)	(346,646)

NET CASH USED IN INVESTING ACTIVITIES	(77,776,299)	(8,726,654)	(28,438,493)

	2002	2001	2000
Cash Flows From Financing Activities
Increase in deposits, net	$68,593,840	$2,919,804	$34,735,317
Net increase/(decrease) in FHLB borrowings	38,000,000	—	—
Proceeds from issuance of trust preferred securities	8,000,000	—	—
Net (decrease)/increase in notes payable	(1,894,811)	844,811	(1,511,000)
Net increase in securities sold under agreement to repurchase	120,444	137,293	—
Proceeds from exercise of stock options	486,679	93,641	155,274
Cash paid in lieu of fractional shares	(6,405)	(4,680)	(3,923)

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,299,747	3,990,869	33,375,668

Net Increase/(Decrease) in Cash and Cash Equivalents	40,155,583	(3,637,486)	5,676,461

Cash and Cash Equivalents, Beginning of year	20,398,048	24,035,534	18,359,073

Cash and Cash Equivalents, End of year	$60,553,631	$20,398,048	$24,035,534

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,279,981	$3,960,156	$3,734,904
Income taxes paid	$1,960,000	$1,432,000	$1,595,000

Supplemental Disclosures of Non-Cash Flow Information
Change in other comprehensive income	$717,195	$(13,472)	$517,476

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

Note #1 - Summary of Significant Accounting Policies

The accounting and reporting policies of Heritage Oaks Bancorp (the Company) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

A.        Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank, Heritage Oaks Capital Trust I and CCMS Systems, Inc.  Intercompany balances and transactions have been eliminated.

B.          Nature of Operations

The Company has been organized as a single operating segment.  Prior to 2002, the Company was organized with two primary operating segments, which consisted of the Bank and the Bank’s Electronic Funds Transfer (EFT) Department.  The segments were identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.  The Bank operates nine branches within San Luis Obispo and Santa Barbara counties.  The Bank offers traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  The EFT Department had installed automatic teller machines located in retail outlets and gaming facilities and point of sale machines located in retail outlets.  During 2001, the Bank divested all of its retail automated teller machines and all but two of its gaming automated teller machines.  As of December 31, 2002, the EFT Department had one remaining machine at a gaming facility.  Income was based upon total customer usage of the machines and the applicable transaction charge.

C.          Use of Estimates in the Preparation of Financial Statements

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

D.         Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2002.

The Company maintains amounts due from banks that exceed federally insured limits.  The Company has not experienced any losses in such accounts.

E.           Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

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

G.          Loans and Interest on Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.  The Company recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding.  The excess of fees over costs, if any, is deferred and credited to income over the term of the loan.

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

All loans on nonaccrual are measured for impairment.  The Company applies the measurement provision of SFAS No. 114 to all loans in its portfolio.  All loans are generally charged off at such time the loan is classified as a loss.

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

J.             Property, Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements of the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.  Total depreciation expense for the reporting periods ending December 31, 2002, 2001, and 2000 were approximately $652,000, $826,000, and $711,000, respectively.

K.         Intangible Assets

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions.  Core deposit intangibles are being amortized over ten years.  Intangibles are evaluated periodically for other than temporary impairment.  Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to the net estimated recoverable value.

L.           Income Taxes

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

M.      Disclosure about Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments.  The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

N.         Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of comments to extend credit, commercial letters of credit, and standby letters of credit as described in Note #21.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

O.         Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

P.           Accounting for Heritage Oaks Capital Trust I

Heritage Oaks Capital Trust I is a statutory business trust created for the exclusive purpose of issuing and selling Capital Securities and using the proceeds to acquire the Floating Rate Junior Subordinated Deferrable Interest debentures issued by the Company.

For financial reporting purposes, Heritage Oaks Capital Trust I is treated as a subsidiary of Heritage Oaks Bancorp and, accordingly, the accounts are included in the consolidated financial statements of the Company.  The Capital Securities are presented as a separate line item in the consolidated balance sheet under the caption “Company Obligated Floating Rate Junior Subordinated Deferrable Interest Debentures.”  For financial reporting purposes, the Company records the dividend distributions payable on the Trust Securities as interest expense in the consolidated statement of income.

Q.         Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

R.          Earnings Per Share (EPS)

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

S.           Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2002	2001	2000
Net income:
As reported	$2,739,220	$2,346,283	$2,244,020
Stock-based compensation using the intrinsic value method	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(111,518)	(107,861)	(94,984)
Pro forma net income	$2,627,702	$2,238,422	$2,149,036

Basic earnings per share:
As reported	$0.99	$0.86	$0.84
Pro forma	0.95	0.82	0.80

Diluted earnings per share:
As reported	$0.91	$0.79	$0.78
Pro forma	0.87	0.76	0.75

T.          New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets.  SFAS No. 143 is effective for the Company in 2003; however, management does not believe adoption will have a material impact on the Company’s financial statements.

Note #2 - Investment Securities

At December 31, 2002 and 2001, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies and corporations	$816,521	$562	$(18,469)	$798,614
Mortgage-backed securities	54,480,395	777,972	(4,342)	55,254,025
Obligations of state and political subdivisions	9,153,674	247,715	(66,172)	9,335,217
Other securities	8,638	—	—	8,638
Total	$64,459,228	$1,026,249	$(88,983)	$65,396,494

The amortized cost and fair values of investment securities available-for-sale at December 31, 2001, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies and corporations	$979,772	$—	$(35,199)	$944,573
Mortgage-backed securities	15,574,820	26,449	(222,406)	15,378,863
Obligations of state and political subdivisions	5,723,827	81,670	(108,575)	5,696,922
Other securities	8,638	—	—	8,638
Total	$22,287,057	$108,119	$(366,180)	$22,028,996

There were no investment securities held-to-maturity at December 31, 2001 and December 31, 2002.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$36,608	$36,685
Due after one year through five years	1,784,190	1,853,369
Due after five years through ten years	4,315,044	4,345,339
Due after ten years	3,842,991	3,907,076
Mortgage-backed securities	54,480,395	55,254,025
Total Securities	$64,459,228	$65,396,494

Proceeds from sales, maturities and principal reductions of investment securities available-for-sale during 2002, 2001, and 2000, were $26,000, $1,852,087, and $1,945,238, respectively.  There were no gross gains or losses reported during 2002.  In 2001, gross gains and losses on these sales were $286 and $1,892, respectively.  In 2000, gross losses on these sales were $2,188; there were no gross gains.

Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 2002, 2001, and 2000, were $20,637,306, $2,759,246, and $1,563,335, respectively.  In 2002, gross gains and losses on these sales were $1,250 and $19,903, respectively.  There were no gross gains or losses on these sales during 2001 and 2000.  Unrealized gains/(losses) on investment securities and mortgage-backed securities included in shareholders’ equity net of tax at December 31, 2002, 2001, and 2000 were $562,359, ($154,836), and ($141,364), respectively.

Securities having a carrying value and a fair value of approximately $46,343,000 and $8,850,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required by law.

Note #3 - Loans

Major classifications of loans were:

	2002	2001
Commercial, financial and agricultural	$40,373,350	$40,608,210
Real Estate - construction	40,722,838	23,449,044
Real Estate - mortgage	106,809,586	90,823,606
Installment loans to individuals	2,290,874	3,171,805
All other loans (including overdrafts)	272,607	419,622
	190,469,255	158,472,287
Less: Deferred loan fees	(821,668)	(578,332)
Less: Allowance for loan losses	(2,336,219)	(1,744,070)
Total Loans	$187,311,368	$156,149,885

Loans held for sale	$8,166,011	$4,082,200

Concentration of Credit Risk

At December 31, 2002, approximately $147,532,424 of the Bank’s loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in San Luis Obispo County.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2002	2001	2000
Impaired loans with a valuation allowance	$1,325,755	$203,154	$905,313
Impaired loans without a valuation allowance	20,000	1,291,448	85,917
Total impaired loans	$1,345,755	$1,494,602	$991,230

Valuation allowance related to impaired loans	$724,549	$148,104	$314,633

Average recorded investment in impaired loans	$—	$842,631	$731,963

Cash receipts applied to reduce principal balance	$519,758	$317,000	$654,797

Interest income recognized for cash payments	$312,950	$—	$—

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled approximately $1,346,000 and $1,495,000 at December 31, 2002 and 2001, respectively.  As of December 31, 2002 and 2001, all loans on nonaccrual were classified as impaired.  If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $134,508, $195,826, and $115,603, in 2002, 2001, and 2000, respectively.  No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2002 and 2001, the Bank had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2002, loans totaling approximately $1,172,000 were classified as troubled debt restructurings.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	2002	2001	2000
Balance, Beginning of Year	$1,744,070	$1,320,518	$1,241,016
Additions charged to operating expense	545,000	600,000	519,000
Loans charged off	(81,405)	(180,732)	(458,920)
Recoveries of loans previously charged off	128,554	4,284	19,422
Balance, End of Year	$2,336,219	$1,744,070	$1,320,518

Note #5 - Property, Premises and Equipment

Property, premises and equipment consisted of the following:

	2002	2001
Land	$1,991,427	$1,090,783
Building and improvements	3,620,270	3,569,876
Furniture and equipment	2,769,986	4,035,637
Construction in progress	345,901	—
	8,727,584	8,696,296
Less: Accumulated depreciation and amortization	4,184,993	5,075,527
Total	$4,542,591	$3,620,769

During 2002, the Bank purchased land for future development of a Paso Robles, California branch.

The Company leases land, buildings, and equipment under noncancelable operating leases expiring at various dates through 2009.  The following is a schedule of future minimum lease payments based upon obligations at year-end.

Year Ending December 31,	Amount
2003	$410,203
2004	342,017
2005	300,264
2006	215,523
2007	192,192
More than 5 years	741,231
Total	$2,201,430

The leases contain options to extend for periods from five to ten years.  The cost of such rentals is not included above.  Total expenditures charged for leases for the reporting periods ended December 31, 2002, 2001, and 2000, were approximately $423,000, $382,000, and  $492,000, respectively.

Note #6 - Intangible Assets

Intangible assets consisted of core deposit intangibles with a net carrying value of $358,557 and $402,156 as of December 31, 2002 and 2001, respectively.  Amortization expense for the periods ended December 31, 2002, 2001, and 2000 was $43,598, $20,054, and $12,027, respectively.  The estimated future amortization expense for each of the next five years is $46,591.

Note #7 - Time Deposit Liabilities

At December 31, 2002, the Bank had time certificates of deposit with maturity distributions as follows:

Year Ending December 31,
2003	$32,937,061
2004	7,062,522
2005	1,401,065
2006	3,654,022
$45,054,670

Note #8 - FHLB Advances

During 2002, the Bank entered into borrowing agreements with the FHLB.  The Bank had outstanding balances of $38,000,000 under these agreements at December 31, 2002 with a weighted average interest rate of 3.28%.  Of the FHLB advances, $9,500,000 mature in 2003, $9,500,000 mature in 2004, and $19,000,000 mature in 2005.  FHLB held certain investment securities of the Bank as collateral for those borrowings.  The maximum outstanding at any month-end was $38,000,000 during 2002.

The Bank has pledged approximately $4,689,000 in loans to the FHLB.

Note #9 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  As of December 31, 2002 and 2001, the Bank had $257,735 and $137,293 in Securities sold under agreements to repurchase.

Note #10 - Other Borrowed Money

Interest expense on federal funds purchased was $317, $382, and $15,875, and interest expense on securities sold under agreements to repurchase was $6,658, $587, and $18,779, for the years ended December 31, 2002, 2001, and 2000, respectively.

The Bank has a fed funds borrowing line with a correspondent bank.  The credit limit available on that line is $5,000,000.

Note #11 - Notes Payable

On September 11, 1998, the Bancorp obtained a revolving line of credit in the amount of $2,000,000 through Pacific Coast Bankers’ Bank.  The note was secured by 339,332 shares of the Bank’s stock.  The note was scheduled to mature on August 15, 2006, and bore interest at a variable rate of 1.00 percent over the Wall Street Journal prime rate.  The note was paid off during 2002.  The outstanding principal balance at December 31, 2001, was $1,894,811.

Note #12 - Trust Preferred Securities

On April 10, 2002, Heritage Oaks Capital Trust I, a wholly owned subsidiary of Heritage Oaks Bancorp, issued $8,000,000 of Floating Rate Capital Securities.  The trust invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures issued by Heritage Oaks Bancorp. The subordinated debentures were issued concurrent with the issuance of the Capital Securities. Heritage Oaks Bancorp will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenue and sole source of dividend distributions by the trust to the holders of the Capital Securities.  Heritage Oaks Bancorp has guaranteed, on a subordinated basis, payment of the Trust’s obligation.  Heritage Oaks Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 10 consecutive semi-annual periods.  The Capital Securities will mature on April 22, 2032 but can be called at any time commencing on April 22, 2007 at par.

Note #13 - Income Taxes

The current and deferred amounts of the provision (benefit) for income taxes were:

	Year Ending December 31,
	2002	2001	2000
Federal Income Tax
Current	$1,390,414	$1,251,241	$966,100
Deferred	(246,546)	(264,940)	(74,141)
Total Federal Taxes	1,143,868	986,301	891,959

State Franchise Tax
Current	650,536	470,734	375,906
Deferred	(144,936)	(77,666)	(24,678)
Total State Franchise Tax	505,600	393,068	351,228
Total Income Taxes	$1,649,468	$1,379,369	$1,243,187

The principal items giving rise to deferred taxes were:

	2002	2001	2000
Use of different depreciation for tax purposes	$(98,246)	$(15,603)	$(11,330)
Difference in loan loss provision for tax purposes	(191,311)	(173,656)	(32,596)
Differences arising from changes in accruals	(101,925)	(114,510)	(32,819)
Other, net	—	(38,837)	(22,074)
Total	$(391,482)	$(342,606)	$(98,819)

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$1,492,154	34.0	$1,266,722	34.0	$1,185,650	34.0
State income taxes, net of federal income tax benefit	333,696	7.6	259,425	7.0	231,810	6.7
Tax exempt income and other, Net	(176,382)	(4.0)	(146,778)	(4.0)	(174,273)	(5.0)
Total Tax Provision	$1,649,468	37.6	$1,379,369	37.0	$1,243,187	35.7

The net deferred tax asset is determined as follows:

	2002	2001
	(In Thousands)

Deferred Tax Assets
Reserves for loan losses	$820	$629
Fixed assets	120	22
Accruals	606	504
Investment securities valuation	—	103
Total Deferred tax assets arising from cumulative timing differences	1,546	1,258
Valuation allowance*	—	—
Total Deferred Tax Assets	$1,546	$1,258

	2002	2001

Deferred Tax Liabilities
Investment securities valuation	$375	$—
Total Deferred Tax Liabilities	375	—
Net Deferred Tax Assets	$1,171	$1,258

* The valuation allowance is estimated based upon amounts less than likely of future realization.  There was no change in the valuation allowance for the 2002 year.

Note #14 - Commitments and Contingencies

The Company is involved in various litigation.  In the opinion of management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

At December 31, 2002 and 2001, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $1,535,000 and $1,506,000, respectively.  At December 31, 2002 and 2001, the Bank had undisbursed loan commitments in the amount of $65,254,000 and $53,549,000, respectively.  The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements.  Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank anticipates no losses as a result of such transactions.

Note #15 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

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

			Capital Needed
	Actual Regulatory		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2002
Total capital to risk-weighted assets:
Company	$29,268	13.00%	$18,012	8.0%	N/A	N/A
Bank	27,016	12.06%	17,920	8.0%	$22,400	10.0%

Tier 1 capital to risk-weighted assets:
Company	25,192	11.19%	9,006	4.0%	N/A	N/A
Bank	24,640	11.00%	8,960	4.0%	13,440	6.0%

Tier 1 capital to average assets:
Company	25,192	7.66%	13,153	4.0%	N/A	N/A
Bank	24,640	7.53%	13,087	4.0%	16,358	5.0%

As of December 31, 2001
Total capital to risk-weighted assets:
Company	$17,373	9.72%	$14,303	8.0%	N/A	N/A
Bank	18,109	10.17%	14,249	8.0%	$17,811	10.0%

Tier 1 capital to risk-weighted assets:
Company	15,629	8.74%	7,151	4.0%	N/A	N/A
Bank	16,365	9.19%	7,125	4.0%	10,687	6.0%

Tier 1 capital to average assets:
Company	15,629	7.44%	8,403	4.0%	N/A	N/A
Bank	16,365	7.81%	8,382	4.0%	10,477	5.0%

Note #16 - Salary Continuation Plan

The Bank established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer and Senior Vice Presidents, as authorized by the Board of Directors.  This agreement provides for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  The present values of the Company’s liability under this Agreement were approximately $493,000 and $347,000 at December 31, 2002 and 2001, respectively, and are included in other liabilities in the Company’s Consolidated Financial Statements.  The Company maintains life insurance policies, which are intended to fund all costs of the plan.  The cash surrender values of these life insurance policies totaled approximately $5,416,000 and $5,144,000, at December 31, 2002 and 2001, respectively.

Note #17 - Employee Benefit Plans

401(k) Pension Plan

During 1994, the Bank established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  Employee contributions are matched up to 25 percent of the employee’s contribution.  Employees vest immediately in their own contributions and they vest in the Bank’s contribution based on years of service.  Expenses of the savings plan were $64,413, $57,528, and $48,843, for the years ended December 31, 2002, 2001, and 2000, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year.  The amount of the annual contribution to the ESOP is at the discretion of the Board of Directors.  The contributions made to this plan were approximately $162,000 in 2002, $125,000 in 2001, and $157,000 in 2000.

Note #18 - Stock Option Plans

At December 31, 2002, the Company had two stock option plans, which are described below.

The Company adopted the Company’s 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as Non-Qualified Stock options under the Internal Revenue Code.  All outstanding options were granted at prices which equal the fair market value on the day of grant.  Options granted vest at a rate of 25 percent per year for four years and expire no later than ten years from the date of grant.  The plan provided for issuance of up to 334,404 shares (after giving retroactive effect for five percent stock dividends in 2000, 2001, and 2002, and a two-for-one stock split in 2002) of the Company’s unissued common stock and is subject to the specific approval of the Board of Directors.  The Company’s 1990 stock option plan expired in July 2000.

No options were granted during 2000, 2001, or 2002.

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 2002.

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	34,071	$1.75	49,521	$1.74	100,602	$1.78
Granted
Cancelled	—	$—	—	$—	(897)	$4.43
Exercised	(32,038)	$1.59	(15,450)	$1.71	(50,184)	$1.78
Outstanding at end of year	2,033	$4.43	34,071	$1.75	49,521	$1.74

Options available for granting at end of year	—		—		—
Options exercisable at year-end	2,033	$4.43	34,071	$1.75	48,846	$1.71
Weighted-average fair value of options granted during the year	—		—		—

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$4.43	2,033	4.53	$4.43	2,033	$4.43

The Company adopted the Company’s 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code.  All outstanding options were granted at prices which equal the fair market value on the day of the grant.  Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant.  The plan provides for issuance of up to 387,783 shares (after giving retroactive effect for five percent stock dividends in 2000, 2001, and 2002, and a two-for-one stock split in 2002) of the Company’s unissued common stock and is subject to the specific approval of the Board of Directors.

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan.  Under this amendment, the plan provides for issuance of up to 109,428 additional shares (after giving retroactive effect for five percent stock dividends in 2000, 2001, and 2002, and a two-for-one stock split in 2002) of the Company’s common stock.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000, respectively:  risk-free rates of 3.73 percent, 5.25 percent and 5.17 percent, dividend yields of 0 percent for all years presented, expected life of 8 years, nine years and eight years; and volatility of 26 percent, 26 percent and 28 percent.

The following summarizes information about the 1997 stock option plan outstanding at December 31, 2002.  These tables have been retroactively adjusted for the 5 percent stock dividends in 2000, 2001, and 2002, and a two-for-one stock split in 2002.

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	415,858	$5.41	432,765	$5.36	373,486	$5.11
Granted	17,500	$11.79	13,230	$7.94	69,458	$6.72
Cancelled	(20,209)	$4.71	(20,645)	$6.50	(7,961)	$5.58
Exercised	(28,439)	$4.77	(9,492)	$4.43	(2,218)	$4.93
Outstanding at end of year	384,710	$5.78	415,858	$5.41	432,765	$5.36

Options available for grant end of year	175,218		172,509		165,094
Options exercisable at year-end	291,953	$—	252,573	$10.33	182,921	$4.74
Weighted-average fair value of options granted during the year	$4.69		$3.73		$3.07

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.43 -$ 6.85	275,878	5.05	$4.91	244,544	$4.69
$7.18 -$10.96	108,832	7.03	$7.98	47,409	$7.16
	384,710			291,953

Note #19 - Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Company.  These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:

	2002	2001
Outstanding Balance, Beginning of Year	$2,815,280	$211,821
Additional loans made	2,557,574	2,703,959
Repayments	(3,901,259)	(100,500)
Outstanding Balance, End of Year	$1,471,595	$2,815,280

Deposits from related parties held by the Bank at December 31, 2002 and 2001 amounted to approximately $2,816,000 and $1,275,000, respectively.

Note #20 - Restriction on Transfers of Funds to Parent

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

Note #21 - Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The estimated fair value of financial instruments at December 31 is summarized as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$60,553,631	$60,553,631	$20,398,048	$20,398,048
Investment bearing deposits	497,000	497,000	99,000	99,000
Investments and mortgage-backed securities	65,396,494	65,396,494	22,028,996	22,028,996
FHLB stock	1,950,900	1,950,900	228,300	228,300
Loans receivable, net	189,647,587	193,006,599	157,893,955	158,052,664
Loans held for sale	8,166,011	8,166,011	4,082,200	4,082,200
Accrued interest receivable	1,106,044	1,106,044	810,165	810,165

Liabilities
Non-interest bearing deposits	106,556,079	106,556,079	69,824,137	69,824,137
Interest bearing deposits	157,622,526	158,257,303	125,760,628	126,366,674
FHLB advances	38,000,000	38,300,619	—	—
Notes payable	—	—	1,894,811	1,894,811
Trust Preferred Securities	8,000,000	8,061,879	—	—
Accrued interest payable	565,430	565,430	354,142	354,142

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-Balance Sheet Instruments Commitments to extend credit and standby letters of credit	$66,789,000	$667,890	$55,054,000	$550,540

The following methods and assumptions were used by the Company in estimating fair value disclosures:

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

•               FHLB Advances and Trust Preferred Securities

The fair value disclosed for FHLB advances and Trust Preferred Securities is determined by discounting contractual cash flows at current market interest rates for similar instruments.

•               Notes Payable

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

Note #22 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS.  Share information has been retroactively adjusted for the stock dividend as discussed in Note #25.

	2002		2001		2000
	Net Income	Shares	Net Income	Shares	Net Income	Shares
Net income as reported	$2,739,220		$2,346,283		$2,244,020
Shares outstanding at year-end		2,785,533		2,725,056		2,572,006
Impact of weighting shares purchased during the year		(11,025)		(4,133)		(19,310)
Used in Basic EPS	2,739,220	2,774,508	2,346,283	2,720,923	2,244,020	2,552,696
Dilutive effect of outstanding stock options		245,937		238,132		172,261
Used in Dilutive EPS	$2,739,220	3,020,445	$2,346,283	2,959,055	$2,244,020	2,724,957

Note #23 - Other Income/Expense

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Fees and Other Income
ATM transaction fees	$106,759	$1,744,404	$2,896,700
ATM interchange income	21,448	270,390	695,017
ATM sponsorship fees	—	2,713	17,785
Bankcard merchant fees	123,493	122,602	110,483
VISA checkard interchange income	366,259	290,503	222,695
Mortgage broker fees	766,532	577,333	318,360
Earnings on cash surrender value of life insurance policies	303,554	138,575	72,434
Other	361,090	352,876	269,384
	$2,049,135	$3,499,396	$4,602,858

Other Expenses
Data processing	$1,415,803	$1,460,620	$1,327,397
Advertising and promotional	380,152	327,618	323,433
Regulatory fees	61,633	77,813	64,598
Other professional fees and outside services	416,016	367,007	266,172
Legal fees and other litigation expenses	105,645	231,047	210,838
Stationery and supplies	230,755	188,394	193,921
Director fees	165,520	215,755	188,728
ATM costs at gaming sites	88,915	1,157,934	1,374,108
ATM costs at retail sites	31	383,698	1,203,674
Other	1,157,382	774,908	538,711
Total	$4,021,852	$5,184,794	$5,691,580

Note #24 - Operating Segments

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which the Company has adopted during 1998.  During 2002, the Company had one primary reportable segment.  Prior to 2002, the Company had two primary reportable segments.  The segments were reported herein apply to the Bank and the Bank’s EFT Department.  The segments are identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.

The segments consisted of the Bank and four separately classified components within the EFT Department referred to as networks.  The Bank offers traditional banking products such as checking, savings, and certificates of deposit, as well as mortgage, commercial, and consumer loans.  As of December 31, 2001, the EFT Department had installed automated teller machines located in retail outlets and gaming facilities.  Income was based upon total customer usage of the machines and the applicable transaction charge.  Income is allocated to the Bank via contractual agreement.  The Company measures segment profit as operating net income which is defined as income before provision for income taxes.

During 2001, the Company divested all of its retail automated teller machines and all but two of its gaming automated teller machines.  Total sales proceeds were $533,700.

Presented below is comparative financial information relating to the Company’s operating segments:

	EFT Department	Bank	Total Operating Segments
Fiscal Year Ended December 31, 2001
Revenues	$2,324,062	$16,817,865	$19,141,927
Depreciation and amortization	181,525	628,196	809,721
Operating income	367,276	2,056,903	2,424,179
Total assets	249,080	213,675,935	213,925,015

Note #25 - Stock Dividends and Stock Splits

On March 21, 2000 the Board of Directors declared a five percent stock dividend payable on April 17, 2000 to stockholders of record on April 3, 2000.  Cash was paid in lieu of fractional shares at the rate of $15.00 per share and amounted to $3,923.

On March 2, 2001 the Board of Directors declared a five percent stock dividend payable on March 30, 2001 to stockholders of record on March 16, 2001.  Cash was paid in lieu of fractional shares at the rate of $18.25 per share and amounted to $4,680.

On February 22, 2002, the Board of Directors declared a five percent stock dividend payable on March 29, 2002 to stockholders of record on March 8, 2002.  Cash was paid in lieu of fractional shares at the rate of $26.00 per share and amounted to $6,405.

On July 19, 2002, the Board of Directors declared a two-for-one stock split payable on August 15, 2002 to stockholders of record on August 2, 2002.

All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company’s common stock have been restated to reflect the increased number of shares outstanding.

Note #26 - Acquisition of Assets and Liabilities

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

Note #27 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company)

	2002	2001
Assets
Cash	$154,657	$11,194
Federal Funds Sold	740,000	—
Prepaid and other assets	541,449	493,965
Property and premises	654,844	669,556
Investment in subsidiaries	25,809,040	16,611,738

Total Assets	$27,899,990	$17,786,453

Liabilities and Stockholders’ Equity
Notes payable	—	1,894,811
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	8,000,000	—
Other liabilities	86,520	14,861

Total Liabilities	8,086,520	1,909,672

Stockholders’ Equity
Common stock	9,703,022	7,535,495
Retained earnings	10,110,448	8,341,286

Total Stockholders’ Equity	19,813,470	15,876,781
Total Liabilities and Stockholders’ Equity	$27,899,990	$17,786,453

Statements of Income

	2002	2001	2000
Income
Equity in undisbursed income of subsidiary	$3,032,107	$2,424,180	$2,287,712
Interest income	16,651	—	—
Other	56,700	56,700	56,700
Total Income	3,105,458	2,480,880	2,344,412
Expense
Salary expense	70,920	57,348	41,194
Equipment expense	14,712	14,712	14,712
Other professional fees and outside services	27,678	22,733	16,084
Interest expense	384,068	85,601	35,856
Other	72,392	8,334	22,908
Total Expense	569,770	188,728	130,754
Total Operating Income	2,535,688	2,292,152	2,213,658

Tax benefit of parent	(203,532)	(54,131)	(30,362)

Net Income	$2,739,220	$2,346,283	$2,244,020

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash Flows From Operating Activities
Net income	$2,739,220	$2,346,283	$2,244,020
Adjustments to Reconcile Net Income to Net Cash Provided By/(Used in) Operating Activities
Depreciation	14,712	14,712	14,712
Increase in other assets	(47,484)	(70,854)	(87,007)
Increase in other liabilities	71,659	10,271	457
Undistributed income of subsidiary	(3,032,107)	(2,424,180)	(2,287,712)
Net Cash Used In Operating Activities	(254,000)	(123,768)	(115,530)

Cash Flows From Investing Activities
Increase in investment in subsidiaries	(5,448,000)	(1,500,000)	(800,000)

Cash Flows From Financing Activities
Cash dividends received	—	650,000	—
Cash paid in lieu of fractional shares	(6,405)	(4,680)	(3,923)
Increase (decrease) in notes payable	(1,894,811)	844,811	700,000
Issuance of Trust Preferred Securities	8,000,000
Proceeds from the exercise of options	486,679	93,641	155,274
Net Cash Provided By Financing Activities	6,585,463	1,583,772	851,351

Net Increase/(Decrease) in Cash and Cash Equivalents	883,463	(39,996)	(64,179)
Cash and Cash Equivalents, Beginning of Year	11,194	51,190	115,369

Cash and Cash Equivalents, End of Year	$894,657	$11,194	$51,190

ITEM 8.   CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10.               EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

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

(10.22)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Margaret A. Torres, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.23)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Paul Tognazzini, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.24)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gwen R. Pelfrey, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.25)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gloria Brady, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.26)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Joe Carnevali, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.27)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Donna Breuer, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.28)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Chris Sands, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.29)	Money Access Services Processing Agreement for ATM processing, signed on October 3, 2002, filed with the SEC in the Company’s 10QSB reported for September 30, 2002.

(10.30)	Heritage Oaks Bancorp Employee Stock Ownership Plan, Summary Plan Description, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002.

(10.31)

Heritage Oaks Bancorp Employee Stock Ownership Plan, Summary of Material Modifications to the Summary Plan Description dated July 2002, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002.

(21)	Subsidiaries of Heritage Oaks Bancorp. Heritage Oaks Bank is the only financial subsidiary of Heritage Oaks Bancorp.

(23)	Consent of Independent Accountants

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed the third quarter press release of earnings for September 30, 2002 on Form 8-K with the SEC on October 8, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)  Subsequent to the date of this evaluation, there have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

By:	/s/ Lawrence P. Ward	By:	/s/ Margaret A. Torres
LAWRENCE P. WARD		MARGARET A. TORRES
President and Chief Executive Officer		Executive Vice Pres and Chief Financial
Officer
Dated:	March 18, 2003	Dated:	March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ B.R. Bryant	Chairman of the Board of Directors	March 18, 2003
B.R. BRYANT

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	March 18, 2003
DONALD H. CAMPBELL

/s/ Kenneth Dewar	Director	March 18, 2003
KENNETH DEWAR

/s/ Dolores T. Lacey	Director	March 18, 2003
DOLORES T. LACEY

/s/ Merle F. Miller	Director	March 18, 2003
MERLE F. MILLER

/s/ Michael Morris	Director	March 18, 2003
MICHAEL MORRIS

/s/ Ole K. Viborg	Director	March 18, 2003
OLE K. VIBORG

/s/ Lawrence P. Ward	Director	March 18, 2003
LAWRENCE P. WARD

/s/ David Weyrich	Director	March 18, 2003
DAVID WEYRICH

CERTIFICATIONS

I, Lawrence P. Ward, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Heritage Oaks Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
/s/ Lawrence P. Ward
Lawrence P. Ward
Chief Executive Officer

CERTIFICATIONS

I, Margaret A. Torres, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Heritage Oaks Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

i.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

ii.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the “Evaluation Date”); and

iii.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function);

i.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

ii.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
/s/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report),  Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbank.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Sequential Number	Description

10.30	Heritage Oaks Bancorp Employee Stock Ownership Plan, Summary Plan Description

10.31	Heritage Oaks Bancorp Employee Stock Ownership Plan, Summary of Material Modifications to the Summary Plan Description dated July 2002

23	Consent of Independent Accountants

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002