Form 10QSB
period 2003-03-31
HERITAGE OAKS BANCORP
filed 2003-05-08
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

No par value Common Stock – 2,935,081 shares outstanding at April 14, 2003.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

HERITAGE OAKS BANCORP

CONSOLIDATED BALANCE SHEETS

	31-Dec-02	31-Mar-03
		(Unaudited)
ASSETS
Cash and due from banks	$23,513,631	$21,108,712
Federal funds sold	37,040,000	27,340,000

Total cash and cash equivalents	60,553,631	48,448,712

Interest bearing deposits other banks	497,000	497,000

Securities Available for sale	65,396,494	59,153,321
Federal Home Loan Bank Stock, at cost	1,950,900	1,950,900
Loans Held For Sale	8,166,011	4,978,634
Loans, net	187,311,368	205,156,584

Property, premises and equipment, net	4,542,591	4,577,256
Cash surrender value life insurance	5,415,500	5,477,143
Deferred Tax Assets	1,170,783	1,253,587
Core Deposit Intangible	358,557	348,410
Other assets	1,900,477	1,848,271

TOTAL ASSETS	$337,263,312	$333,689,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$106,556,079	$113,085,329
Savings, NOW, and money market deposits	112,567,856	109,766,187
Time deposits of $100,000 or more	8,154,256	8,581,411
Time deposits under $100,000	36,900,414	37,693,132
Total deposits	264,178,605	269,126,059

Other borrowed money	38,000,000	28,500,000
Securities Sold under Agreement to Repurchase	257,737	118,147
Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	8,000,000	8,000,000
Other liabilities	7,013,500	7,384,791
Total liabilities	317,449,842	313,128,997

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 2,924,810 and 2,935,081 for December 31, 2002 and March 31, 2003, respectively.	9,703,022	11,358,064
Accumulated other comprehensive income	562,359	438,153
Retained earnings	9,548,089	8,764,604
Total stockholders’ equity	19,813,470	20,560,821

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$337,263,312	$333,689,818

(1)  These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31,

		2002	2003
		(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans		$3,108,349	$3,674,863
Investment securities		270,624	536,514
Federal funds sold and commercial paper		38,360	66,934
Time certificates of deposit		790	3,100
Total interest income		3,418,123	4,281,411

Interest Expense:

Now accounts		59,666	36,718
MMDA accounts		29,392	144,821
Savings accounts		11,237	11,299
Time deposits of $100,000 or more		40,256	41,949
Other time deposits		314,233	237,818
Other borrowed funds		53,417	464,327
Total interest expense		508,201	936,932

Net Interest Income Before Prov. for Possible Loan Losses		2,909,922	3,344,479
Provision for loan losses		135,000	125,000
Net interest income after provision for loan losses		2,774,922	3,219,479

Non-interest Income:
Service charges on deposit accounts		316,213	390,473
Investment securities gains (losses), net		0	51,773
Other income		465,903	459,034
Total Non-interest Income		782,116	901,280

Non-interest Expense:
Salaries and employee benefits		1,257,061	1,503,300
Occupancy and equipment		439,650	389,503
Other expenses		981,685	975,920
Total Noninterest Expenses		2,678,396	2,868,723
Income before provision for income taxes		878,642	1,252,036
Provision for applicable income taxes		310,422	427,467
Net Income		$568,220	$824,569

Earnings per share:	(See note #4)
Basic		$0.20	$0.28
Fully Diluted		$0.18	$0.26

See notes to consolidated financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF CASHFLOWS

Periods ended March 31,

	2002	2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$568,220	$824,569
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	168,461	157,889
Provision for possible loan losses	135,000	125,000
Provision for possible unfunded loan losses	0	25,000
Realized (gain) loss on sales of available-for-sale securities, net	0	(51,773)
(Gain) on sales of property, premise and equipment	(17,120)	0
Amortization of premiums/discounts on investment securities, net	(41,324)	150,317
(Increase)/decrease in loans held for sale	2,039,700	3,187,377
(Increase)/decrease in deferred tax asset	(46,539)	0
Net increase in cash surrender value of life insurance	0	(61,643)
(Increase)/decrease in other assets	(172,742)	62,353
Increase/(decrease) in other liabilities	239,991	346,291
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,873,647	4,765,380
Cash Flows From Investing Activities
Purchase of securities available-for-sale	0	(5,248,438)
Purchase of mortgage-backed securities available-for-sale	0	(4,995,313)
Proceeds from sales of securities available-for-sale	0	0
Proceeds from principal reductions and maturities of securities available-for-sale	1,372,887	162,670
Proceeds from sales of mortgage-backed securities available-for-sale	0	7,400,144
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	0	8,618,555
Purchase of life insurance policies	0	0
Recoveries on loans previously written off	0	572
Increase in loans, net	(3,113,942)	(17,970,788)
Purchase of property, premises and equipment, net	(107,775)	(192,553)
NET CASH USED IN INVESTING ACTIVITIES	(1,848,830)	(12,225,151)
Cash Flows From Financing Activities
Increase in deposits, net	$13,492,365	$4,947,454
Net increase/(decrease) in other borrowings	6,897,909	(9,639,590)
Net (decrease)/increase in notes payable	0	0
Proceeds from exercise of stock options	0	50,240
Cash paid in lieu of fractional shares	(6,405)	(3,252)
Cash dividends paid or declared
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,383,869	(4,645,148)
Net (Decrease)/Increase In Cash and Cash Equivalents	21,408,686	(12,104,919)
Cash and Cash Equivalents, Beginning of year	20,398,048	60,553,631
Cash and Cash Equivalents, End of year	$41,806,734	$48,448,712

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

March 31, 2002 and March 31, 2003

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2002	1,297,880	$7,535,495	$8,496,122	$(154,836)	$15,876,781

Exercise of Stock Options	0	0	0		0

5% Stock Dividend to be distributed March 29, 2002	64,648	1,680,848	(1,680,848)		0
Cash Paid in lieu of Fractional Shares			(6,405)		(6,405)

Comprehensive Income
Net Income			568,220		568,220
Unrealized Security Holding Loss (Net of $46,938 tax)				(68,386)	(68,386)
Less reclasification adjustment for loss (net of $766 tax)				(1,422)	(1,422)
Total Other Comprehensive Income					(69,808)
Total comprehensive Income					498,412

Balance March 31, 2002	1,362,528	$9,216,343	$7,377,089	$(224,644)	$16,368,788

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2003	2,785,533	$9,703,022	$9,548,089	$562,359	$19,813,470

Exercise of Stock Options	10,000	50,240	0		50,240

Stock dividend - 5%	139,548	1,604,802	(1,604,802)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(3,252)		(3,252)

Comprehensive Income
Net Income			824,569		824,569
Unrealized Security Holding Gains/(Losses) ‘(net of $103,513 tax)				(155,270)	(155,270)
Less reclasification adjustment for gain (net of $20,709 tax)				31,064	31,064

Total other comprehensive Income					669,299

Balance March 31, 2003	2,935,081	$11,358,064	$8,764,604	$438,153	$20,560,821

Note 1.          CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the un-audited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly Heritage Oaks Bancorp’s (the “Company”) consolidated financial position at March 31, 2003 and results of cash flows for the three months ended March 31, 2002 and 2003 and the results of operation for the three months ended March 31, 2002 and 2003.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to shareholders. The results for the three months ended March 31, 2002 and 2003 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at March 31, 2003 and December 31, 2002:

March 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$598,137	$0	$(17,293)	$580,844
Mortgage-backed securities	48,632,207	556,666	(7,674)	49,181,199
Obligations of State and Political Subdivisions	9,184,084	256,666	(58,110)	9,382,640
Other Securities	8,638	0	0	8,638
TOTAL	$58,423,066	$813,332	$(83,077)	$59,153,321

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$816,521	$562	$(18,469)	$798,614
Mortgage-backed securities	54,480,395	777,972	(4,342)	55,254,025
Obligations of State and Political Subdivisions	9,153,674	247,715	(66,172)	9,335,217
Other Securities	8,638	0	0	8,638
TOTAL	$64,459,228	$1,026,249	$(88,983)	$65,396,494

Note 3.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:

	December 31, 2002	March 31 2003

Commercial, financial, and agricultural	$40,373,350	$39,838,291
Real estate-construction	40,722,838	49,141,253
Real estate-mortgage	106,809,586	116,969,060
Installment loans to individuals	2,290,874	2,172,296
All other loans (including overdrafts)	272,607	281,265
	190,469,255	208,402,165

Less - deferred loan fees	(821,668)	(783,790)
Less - allowance for loan losses	(2,336,219)	(2,461,791)

Total loans	$187,311,368	$205,156,584

Loans Held For Sale	$8,166,011	$4,978,634

Concentration of Credit Risk

At March 31, 2003, approximately $166.1 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At March 31, 2003, the Bank was contingently liable for letters of credit accommodations made to its customer totaling approximately $1.4 million and un-disbursed loan commitments in the approximate amount of $70.0 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involve in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the allowance for loan losses is as follows:

	December 31, 2002	March 31 2003

Balance at beginning of year	$1,744,070	$2,336,219
Additions charged to operating expense	545,000	125,000
Loans charged off	(81,405)	0
Recoveries of loans previously charged off	128,554	572
Balance at end of period	$2,336,219	$2,461,791

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

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

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the first quarter of 2003 is consistent with prior periods.

The Bank’s provision for loan losses was $125,000 for the first quarter of 2003, compared to $135,000 for the same period in 2002. However, the Bank also has reserved $25,000 in 2003 as a provision for possible loan loss in conjunction with off balance sheet loan commitments.

The allowance for loan losses as a percentage of total net loans was 1.20% as of March 31, 2003 and 1.23% as of December 31, 2002. Management believes that the allowance for credit losses at March 31, 2003 is prudent and warranted, based on information currently available.

Non-Accrual and Non-Performing Loans

Loan on non-accrual status totaled $1,345,755 and $1,024,101 at December 31, 2002 and March 31,

2003, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $134,508 and $31,708 for the period ended December 31, 2002 and March 31, 2003, respectively.

Non-performing loans include non-accrual loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent and still accruing interest at December 31, 2002, however, there was $4,341 at March 31, 2003.

Non-performing loans were .40% and .50% of total assets as of December 31, 2001 and March 31, 2003, respectively. The allowance for loan loss to non-performing loans was 1.74x and 2.39x at December 31, 2002 and March 31, 2003, respectively.

Note 4.          EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

On July 19, 2002, the Company announced that the Board of Directors of the Company approved a two-for-one stock split. The record date for the stock split was August 2, 2002 and the pay date was August 15, 2002. Holders of shares of common stock of Heritage Oaks Bancorp were issued one additional share of common stock for each share of common stock owned on the record date of August 2, 2002.

On March 4, 2003, the Company announced that the Board of Directors of the Company approved a 5% stock dividend. The record date for the stock dividend was March 14, 2003 and the pay date was March 28, 2003.

Share information has been retroactively adjusted for the two-for-one stock split in August 2002 and the 5% stock dividend in March 2003.

Earnings per share and total number of shares used for calculating basic earnings per share for the three months ended March 31, 2002 and 2003, were $.20 and $.28 and 2,861,309 and 2,925,948, respectively. Earnings per share and total number of shares used for calculating diluted earnings per share for the three months ended March 31, 2002 and 2003, were $.18 and $.26 and 3,147,286 and 3,115,788, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	3/31/2003	3/31/2002
Net income:
As reported	$824,569	$568,220
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported	—	—
using the fair value method of SFAS 123	(34,841)	(35,481)
Pro forma net income	$789,728	$532,739

Basic Earnings per share
As reported	$0.28	$0.20
Pro forma	$0.27	$0.19

Earnings per share - assuming dilution
As reported	$0.26	$0.18
Pro forma	$0.25	$0.17

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

As the result of the issuance of $8.0 million in trust preferred securities, on April 11, 2002, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement an investment strategy whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for the borrowing. On February 22, 2003, the Bank repaid $9.5 million of the borrowing.

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

Note 8.          Recent Accounting Pronouncements

At its August 7, 2002 Board meeting, the FASB approved, in principle, Statement 147 which will replace certain paragraphs in Statement 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. The new guidance was effective on September 30, 2002. The requirement in Statement 72 to recognize (and amortize) an “unidentifiable intangible asset” when more liabilities are acquired than assets, such as in a branch purchase that is a business combination, will no longer apply. Previously recorded core deposit intangibles must continue to be amortized.

The Bank acquired four branch offices from Westamerica Bank in November 2001. The premium, net  of fair value for certain assets acquired, was fully accounted for as core deposit intangibles. This core deposit intangible has and will continue to be amortized over a period of ten years.

Certain statements contained in this Quarterly Report on Form 10-QSB (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath and other factors referenced in the Company’s filings with the SEC. (Refer to the Company’s December 31, 2002 10-KSB, ITEM 1. Description of Business.) The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

RECENT EVENTS

On February 12, 2003, the Bank and HBE Corporation entered into a Construction Agreement for the branch office building that will be located on the corner of Niblick and South River Roads in Paso Robles, Ca.  It is the intent of the Bank to build a full service branch on this parcel and to relocate the existing “Woodland” office, that is currently located at 171 Niblick Road, Paso Robles, Ca.  At this time, the Bank anticipates that the building will be approximately 5,000 square feet in size and will open sometime in the fourth quarter of 2003 or first quarter of 2004.

On April 3, 2003, the Bank entered into a “Purchase and Sale Agreement and Joint Escrow Instructions”  to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Bank’s Headquarters. The proposed purchase price is $1.1 million. The Bank has 60 days to perform due diligence that will include an expression of authorization from the City of Paso Robles as to the Bank’s desired use of the property. It is the Bank’s intention to remodel and expand the existing building located on the site to allow for the consolidation of all Administrative functions of the Bank within the new facility.

FINANCIAL CONDITION

As of March 31, 2003, total consolidated assets of Heritage Oaks Bancorp were $333.7 million compared to $337.3 million at December 31, 2002. This represents a decrease of 1.1%. The components of this decrease are discussed below.

Cash and Due From Banks

Total cash and due from banks at March 31, 2003 was $21.1 million, down from $25.3 million at

December 31, 2002. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. The balance in the Fed account had a closing balance of $9.6 million to meet the target for Reserve Requirements.

Loans

Total net loans at March 31, 2003 were $205.2 million compared to $187.3 million at December 31, 2002. This represents an increase of 9.5%. For the three months ending March 31, 2003, commercial, financial and agriculture loans decreased by $.5 million or 1.3%, real estate-construction loans increased by $8.4 million or 20.7%, real estate-mortgage loans increased by $10.2 million or 9.5% and installment loans to individuals decreased by $.1 million or 5.2%.

Low net growth in agricultural loans is attributed to the refinance of several development loans through the Farmer Mac program. This program is a long-term mortgage product that offers low interest rates on producing agricultural real estate. We continue to use this product to payoff our development loans and also to finance homes on acreage. With the current oversupply of wine grapes, vineyard development has decreased significantly hence new development loan requests have also diminished.  Commercial loan growth has been impacted by the economic slowdown with most companies hesitant to request funds for plant expansion, new equipment, etc. Loan growth in this area has been flat.

The large increase in real estate-construction loans can be attributed to several large construction projects financed in 2002 that are continuing to fund and to new projects financed in 2003. They include a condominium project in the amount of $5.3 million that will payoff as units are sold; an office building in the amount of nearly $4 million, a hotel for $4 million, two medical offices totaling $3.3 million, a strip center in the amount of $2.75 million and a RV park in the amount of $1.6 million. Many of the properties are pre-leased prior to construction startup. Upon completion of construction, the properties for which the Bank is willing to offer permanent financing are granted loans with monthly principal and interest payments based on a term of not more than fifteen years with not more than a twenty-five year amortization. These loans have a variable rate of interest that may be fixed for the initial two to three years.

There are two categories of loan concentration at March 31, 2003. These categories are reported monthly to the Bank’s Director Loan Committee. The two categories are 1) construction and land loans and 2) motel/hotel loans. Construction and land loans total approximately $40.3 million. This represents 152.97% of the Bank’s Tier 1 capital. The projects are spread throughout our market area and range from single family residences to large commercial projects. The largest project represents approximately 10% of the total construction and land loans outstanding. Construction projects are inspected regularly to ensure progress is in line with funds drawn on specific loans. Motel /hotel loans total approximately $39.1 million and represent 146.23% of the Bank’s Tier 1 capital. These loans are also spread throughout our market area with no concentration in any one community. All motel/hotel loans are performing as agreed with zero delinquencies. The majority of operators have indicated that occupancy rates are between 60%-70% representing a decrease of about 3%-7%. However, daily room rates are up. The overall effect on profits and cash flow has been minimal and has had no impact on the customer’s ability to repay.

Loans held for sale were $5 million at March 31, 2003 compared to $8.2 million at December 31, 2002. Typically, loans held for sale are sold within 30 days of funding.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 2003, net unrealized gains were $438,153 compared to an unrealized gain of $562,359 at December 31, 2002.

Securities available-for-sale decreased to $59.2 million at March 31, 2003 from $65.4 million at December 31, 2002. This represents a decrease of $6.2 million or 9.6%. With the interest rate environment remaining at historic lows, prepayments on Mortgage Backed Securities (MBS) have accelerated to nearly $8.5 million during the first three months of 2003. During the first quarter of 2003, the Bank sold two MBS securities with principal outstanding balances of approximately $7.4 million. These securities were replaced with two Collateralized Mortgage Obligation (CMO) securities in the total amount of approximately $10 million. These transactions were executed as the result of an analysis on interest rate sensitivity and to better position the investment portfolio  for future interest rate movements of either up or down.

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

At March 31, 2003, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Federal Funds Sold

Federal funds sold were $27.3 million at March 31, 2003 compared to $37 million at December 31, 2002. The decrease of $9.7 million is the direct result of the Bank repaying $9.5 million in borrowings to the Federal Home Loan Bank (FHLB) on February 22, 2003. The primary reason for retaining these large over night investments is due to the volatile nature of certain deposit relationships that are related to the current robust mortgage business. These relationships are discussed in more detail under “Deposits and Borrowed Funds”.

Deposits and Borrowed Funds

Total deposits were $269.1 million at March 31, 2003 compared to $264.2 million at December 31, 2002. This represents an increase of $4.9 million or 13.4%. The Bank believes that the declining returns in the stock market in general are creating a “flight to safety” to FDIC insured deposits.

Demand deposits of $113.1 million at March 31, 2003 increased $6.5 million or 6.1% compared to $106.6 million at December 31, 2002. This growth is attributed to the Bank’s presence within its primary market area and continued marketing efforts. Demand deposit balances held by three, long time customers of the Bank that transact in mortgage related business account for approximately 22% of total deposits and 52% of Demand Deposits. The balances in these accounts remained substantially the same at March 31, 2003 compared to December 31, 2002. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that if and when the mortgage market conditions change, these relationships will be negatively impacted. This is the primary reason for the large balances maintained in over night investing in Federal Funds Sold.

Savings, NOW and money market deposits were $109.8 million at March 31, 2003 compared to $112.6 million at December 31, 2002. This represents a decrease of $2.8 million or 2.6%. Savings accounts actually increased by $.8 million, while NOW and money market accounts decreased by $.5 million and $3.1 million, respectively. In August 2002, the Bank began to offer a personal insured money market account with the intent to raise deposits that otherwise generally reside in non-financial investment companies. The Bank offered a competitive introductory rate and has been successful in increasing these balances from approximately $33.3 million at December 31, 2002 to $35.1 million at March 31, 2003. The already existing business insured money market account product decreased by $5 million for the period ending March 31, 2003. Management believes that part of this variance is due to corporate tax filings due the middle of March each year.

Time deposits of >$100,000 increased by $.4 million or .4%. Time deposits of <$100,000 increased by $.8 million or 9.7%.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank’s primary source of funds for loans and investments.  Core deposits of $260.5 million represented 96.8% of total deposits at March 31, 2003. The Company does not purchase funds through deposit brokers.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $1.6 million and $32.0 million secured by loans and securities, respectively. At March 31, 2003, the Bank had borrowings of $28.5 million against those lines. The $28.5 million borrowing consists of $9.5 million maturing in April 2004 and $19 million maturing in April 2005. On February 22, 2003, the Bank repaid $9.5 million to the FHLB that matured on April 24, 2003. The cost of the pre-payment penalty plus lost opportunity income in the form of Fed Funds Sold resulted in less than $500 of cost to the Bank.

The Bank utilizes securities sold under repurchase agreements as a source of funds.  The Bank had $118,146 in securities sold under repurchase agreements at March 31, 2003 compared to $257,737 at December 31, 2002.

Capital Resources

On March 4, 2003, the Company announced that the Board of Directors of the Company approved a 5% stock dividend. The record date for the stock dividend was March 14, 2003 and the pay date was March 28, 2003. A press release was issued on March 4, 2003.

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

The Company’s total stockholders equity was $20,560,821 at March 31, 2003 compared to $19,813,470 at December 31, 2002. The increase in capital was from net income of $824,569, $50,240 from stock options exercised, $124,206 net change in other comprehensive income related to unrealized security holding gain, net of tax and $3,252 in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 28, 2003.

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

Summarized below are the Bank’s and Company’s capital ratios at March 31, 2003:

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bank	Heritage Oaks Bancorp
Leverage Ratio	4.00%	5.00%	8.10%	8.22%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.63%	10.80%

Total Risk Based Captial Ratio	8.00%	10.00%	11.69%	12.55%

For the Company, approximately $6.3 million and $1.7 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

Net income for the three months ending March 31, 2003 was $824,569, compared to $568,220 for the same period in 2002. This represents an increase of $256,349 or 45.1%. Per share earnings on a diluted basis for the three months ending March 31, 2003 and 2002 were $.26 and $.18, respectively. Basic per share earnings for the three months ending March 31, 2003 and 2002 were $.28 and $.20, respectively.

The following discussion highlights the components of the significant increase in earnings.

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

Net interest income for the three months ending March 31, 2003 was $3,344,479 compared to $2,909,922 for the same period in 2002. This represents an increase of $434,557 or 14.9%. Interest income was $4,281,411 and $3,418,123 for the three months ending March 31, 2003 and 2002, respectively. Increased interest income was primarily the result of higher average loan and investment securities balances outstanding for the comparative periods of time.  Interest expense for this three month period was $936,932 at March 31, 2003 compared to $508,201 at March 31, 2002. Interest expense increased due to the borrowing with the FHLB and interest on the trust preferred securities.

The table on the next page sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2003 and 2002.

AVERAGE BALANCE SHEET INFORMATION FOR MARCH 31,

	2003			2002
(dollars in thousands)	Average Balance	Average Yield Rate Paid	Amount Interest	Average Balance	Average Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$497	2.41%	$3	$99	4.04%	$1
Investment securities taxable	51,465	3.33%	429	16,100	5.02%	202
Investment securities non-taxable	9,387	4.56%	107	5,794	4.76%	69
Federal funds sold	22,391	1.20%	67	9,037	1.68%	38
Loans(1)(2)	202,590	7.26%	3,675	163,015	7.63%	3,108

Total interest earning assets	286,330	5.98%	4,281	194,045	7.05%	3,418

Allowance for possible loan losses	(2,400)			(1,887)
Non-earning assets:
Cash and due from banks	19,548			16,441
Property, premises and equipment	4,574			3,611
Other assets	9,554			8,687

TOTAL ASSETS	$317,606			$220,897

Interest - bearing liabilities:
Savings/NOW/money market	110,028	0.70%	193	76,021	0.53%	100
Time deposits	45,979	2.44%	280	47,854	2.96%	354
Other borrowings	34,330	5.41%	464	7,942	2.67%	53

Total interest-bearing liabilities	190,337	1.97%	937	131,817	1.54%	507

Non-interest bearing liabilities:
Demand deposits	95,183			71,121
Other liabilities	3,756			1,568

Total liabilities	289,276			204,506

Securities Sold under Agreement to Repurchase Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	8,000			0

Stockholders’ equity
Common stock	9,973			8,095
Retained earnings	9,900			8,384
Valuation Allowance Investments	457			(88)

Total stockholders’ equity	20,330			16,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,606			$220,897

Net Interest Income			$3,344			$2,911
Net Interest Margin(3)		4.67%			6.00%

(1)         Nonaccrual loans have been included in total loans.

(2)         Loan fees of $241,199 and $137,978 for 2003 and 2002, respectively, have been included in the interest income computation.

(3)         Net interest income has been calculated by dividing the net interest income by total earning assets.

The hypothetical impacts of sudden interest rate movements applied to the Bank’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Bank’s net interest income is “at risk” from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Bank’s March 31, 2003 balances indicate that the Bank’s net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within normal expectations for such sudden changes.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%

Change in Net Interest Income	(8.66)%	(5.22)%	6.33%	12.45%

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

Non-interest Income

Non-interest income for the three months ending March 31, 2003 was $901,280 compared to $782,116 for the same period in 2002. That represents an increase of $119,164 or 15.2%.

Income from service charges on deposit accounts income was $390,473 for the three months ending March 31, 2003 compared to $316,213 for the same period in 2002. This increase is the result of 1) a revised service charge schedule that became effective in August 2002 and 2) overall deposit growth.

Bankcard merchant fees were $18,632 for the three months ending March 31, 2003 compared to $27,163 for the same period in 2002. When the Bank sold the merchant portfolio in September 1999, the compensation provisions called for payment of certain basis points on the gross sales. In September 2002, pursuant to the agreement, the basis points paid to the Bank were reduced. This will continue until August 2004 at which time the compensation will be renegotiated. Management does not believe that this change in revenue stream will have a material impact on the Company.

Mortgage origination fees were $189,962 for the three months ending March 31, 2003 compared to $142,028 for the same period in 2002.

Non-Interest  Expense

Non-interest expense was $2,868,723 and $2,678,396 for the three months ending March 31, 2003 and 2002, respectively. This represents an increase of $190,327 or 7.1%.

Salaries and employee benefits expense were $1,503,300 and $1,257,061 for the three months ending March 31, 2003 and 2002, respectively. This represents an increase of $246,239 or 19.6%. Increased salary and related employer tax expense accounts for approximately $146,000 of the overall increase. The remainder of the variance is attributed to, but not limited to, increases in employee benefits categories such as Group Health Insurance, Bonus and training.

Occupancy and equipment costs decreased to $389,503 for the three months ending March 31, 2003 from $439,650 for the same period of 2002. This represents a decrease of $50,147 or 11.4%. There was a small decrease in nearly every line item (i.e. Rental Costs, Small FF&E Purchases, Miscellaneous Computer Purchases, FFE Depreciation, etc) within this category that accounts for the overall decrease. No one line item had a significant variance.

Expense associated with the ATM network was $0 and $26,915 for the three months ending March 31, 2003 and 2002, respectively.

Expense associated with all other non-interest expense categories was $975,920 and $954,770 for the three months ending March 31, 2203 and 2002, respectively.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5 million. During the first three months of 2003 there was no borrowing from correspondent banks.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans are pledged as collateral. The average funds borrowed through these facilities during the first three months of 2003 was $34.2 million.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At March 31, 2003, the ratio of liquid assets to deposits and other liabilities was 23.0%. The ratio of net loans to deposits, another key liquidity ratio, was 76.2% at March 31, 2003.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  During the two-year period ended December 31, 2002 and through the first three months of 2003 the fluctuation in interest rates creating narrowing net interest margins has been significant to the Bank’s financial position and results of operations. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

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

Control and Procedures

The Committee meets on the last Thursday of the quarter. Members are to provide information that is documented within the Quarterly Control and Procedures Report. This report contains attestations and, where applicable, documentation in regard to the following:

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

4.                                                   Internal Fraud/Defalcation

5.                                                   Potential Material Losses

6.                                                   New Off-Balance Sheet Arrangements

7.                                                   Material Amounts not reflected on the general ledger

8.                                                   Material trends in operation of any Bank unit

The report is completed, signed and presented to the CEO and CFO prior to completing the first draft of the quarterly 10-QSB.  Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the appropriate Officers at anytime when warranted. The CEO and CFO will consult with the Company’s Disclosure Policy Committee to determine any action that is necessary.

Evaluation of disclosure controls and procedures

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

PART 2.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit 10.32                       A Construction Agreement dated February 12, 2003 between Heritage Oaks Bank and HBE Financial Facilities, a Division of HBE Corporation, filed with the SEC in the March 31, 2003 10QSB.

Exhibit 99.1 Certification of Chief Executive Officer

pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer

pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                Reports on Form 8-K:

The Company filed the announcement of a 5% stock dividend on Form 8-K, Item 5 with the SEC on March 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: May 6, 2003

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

Date:  May 6, 2003

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

Date:     May 6, 2003

/s/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbank.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-QSB.

Exhibit Index

Exhibit 10.32	A Construction Agreement dated February 12, 2003 between Heritage Oaks Bank and HBE Financial Facilities, a Division of HBE Corporation, filed with the SEC in the March 31, 2003 10QSB.
Exhibit 99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of Chief Financial Officer, pursuant to Section 906 the the Sarbanes-Oxley Act of 2002