Form 10QSB
period 2003-06-30
HERITAGE OAKS BANCORP
filed 2003-08-04
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

No par value Common Stock – 2,956,251 shares outstanding at July 9, 2003.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

HERITAGE OAKS BANCORP

CONSOLIDATED BALANCE SHEETS

	31-Dec-02	30-Jun-03
		(Unaudited)
ASSETS
Cash and due from banks	$23,513,631	$31,791,939
Federal funds sold	37,040,000	34,100,000

Total cash and cash equivalents	60,553,631	65,891,939

Interest bearing deposits other banks	497,000	497,000

Securities Available for sale	65,396,494	48,596,993
Federal Home Loan Bank Stock, at cost	1,950,900	1,661,900
Loans Held For Sale	8,166,011	9,265,851
Loans, net	187,311,368	209,553,394

Property, premises and equipment, net	4,542,591	4,599,687
Cash surrender value life insurance	5,415,500	6,369,284
Deferred Tax Assets	1,170,783	1,192,645
Core Deposit Intangible	358,557	338,262
Other assets	1,900,477	1,786,045

TOTAL ASSETS	$337,263,312	$349,753,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$106,556,079	$136,415,759
Savings, NOW, and money market deposits	112,567,856	106,630,414
Time deposits of $100,000 or more	8,154,256	8,801,836
Time deposits under $100,000	36,900,414	37,757,986
Total deposits	264,178,605	289,605,995

Other borrowed money	38,000,000	28,500,000
Securities Sold under Agreement to Repurchase	257,737	127,409
Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	8,000,000	8,000,000
Other liabilities	7,013,500	1,679,141
Total liabilities	317,449,842	327,912,545

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 2,924,810 and 2,956,251 for December 31, 2002 and June 30, 2003, respectively.	9,703,022	11,486,997
Accumulated other comprehensive income	562,359	709,565
Retained earnings	9,548,089	9,643,893
Total stockholders’ equity	19,813,470	21,840,455

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$337,263,312	$349,753,000

(1)  These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended June 30,

	2002	2003
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$3,162,626	$3,856,499
Investment securities	589,529	544,519
Federal funds sold and commercial paper	63,877	40,088
Time certificates of deposit	1,530	3,181
Total interest income	3,817,562	4,444,287

Interest Expense:

Now accounts	61,374	31,846
MMDA accounts	42,463	130,410
Savings accounts	12,092	11,456
Time deposits of $100,000 or more	38,346	41,475
Other time deposits	279,455	217,278
Other borrowed funds	394,514	408,673
Total interest expense	828,244	841,138

Net Interest Income Before Prov. for Possible Loan Losses	2,989,318	3,603,149
Provision for loan losses	150,000	125,000
Net interest income after provision for loan losses	2,839,318	3,478,149

Non-interest Income:
Service charges on deposit accounts	326,365	411,638
Other income	471,520	515,540
Total Non-interest Income	797,885	927,178

Non-interest Expense:
Salaries and employee benefits	1,284,100	1,518,718
Occupancy and equipment	410,089	429,187
Other expenses	983,345	1,031,863
Total Noninterest Expenses	2,677,534	2,979,768
Income before provision for income taxes	959,669	1,425,559
Provision for applicable income taxes	328,249	546,269
Net Income	$631,420	$879,290

Earnings per share: (See note #4)
Basic	$0.22	$0.30
Fully Diluted	$0.20	$0.28

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the six months ended June 30,

	2002	2003
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$6,270,975	$7,531,362
Investment securities	860,153	1,081,033
Federal funds sold and commercial paper	102,237	107,022
Time certificates of deposit	2,320	6,281
Total interest income	7,235,685	8,725,698

Interest Expense:

Now accounts	121,040	68,564
MMDA accounts	71,855	275,231
Savings accounts	23,329	22,755
Time deposits of $100,000 or more	78,602	83,424
Other time deposits	593,688	455,096
Other borrowed funds	447,931	873,000
Total interest expense	1,336,445	1,778,070

Net Interest Income Before Prov. for Possible Loan Losses	5,899,240	6,947,628
Provision for loan losses	285,000	250,000
Net interest income after provision for loan losses	5,614,240	6,697,628

Non-interest Income:
Service charges on deposit accounts	642,578	802,111
Investment securities gains, net	0	56,988
Other income	937,423	969,359
Total Non-interest Income	1,580,001	1,828,458

Non-interest Expense:
Salaries and employee benefits	2,541,161	3,022,018
Occupancy and equipment	849,739	818,690
Other expenses	1,965,030	2,007,783
Total Noninterest Expenses	5,355,930	5,848,491
Income before provision for income taxes	1,838,311	2,677,595
Provision for applicable income taxes	638,670	973,736
Net Income	$1,199,641	$1,703,859

Earnings per share: (See note #4)
Basic	$0.42	$0.58
Fully Diluted	$0.38	$0.54

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF CASHFLOWS

Periods ended June 30,

	2002	2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,199,641	$1,703,859
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	309,979	309,706
Provision for possible loan losses	285,000	250,000
Provision for possible unfunded loan losses	0	25,000
Realized gain on sales of available-for-sale securities, net	0	(56,988)
Gain on sales of property, premise and equipment	17,332	0
Amortization of premiums/discounts on investment securities, net	11,010	263,812
Amortization of intangible assets	23,302	20,295
(Increase)/decrease in loans held for sale	401,125	(1,099,840)
(Increase)/decrease in deferred tax asset	102,832	(120,000)
Net increase in cash surrender value of life insurance	(131,923)	(123,784)
(Increase)/decrease in other assets	(369,738)	114,432
Increase/(decrease) in other liabilities	392,428	(5,359,359)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	2,240,988	(4,072,867)
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(41,537,414)	(11,133,751)
Proceeds from sales of securities available-for-sale	0	12,364,963
Proceeds from principal reductions and maturities of securities available-for-sale	2,596,330	15,606,808
Proceeds from sale of FHLB stock	0	289,000
Purchase of life insurance policies	0	(830,000)
Increase in loans, net	(10,960,125)	(22,492,026)
Purchase of property, premises and equipment, net	(211,169)	(366,802)
NET CASH USED IN INVESTING ACTIVITIES	(50,112,378)	(6,561,808)
Cash Flows From Financing Activities
Increase in deposits, net	$21,672,479	$25,427,390
Net increase/(decrease) in other borrowings	36,398,426	(9,630,328)
Proceeds from sale of Trust Preferred Securities	8,000,000	0
Proceeds from exercise of stock options	111,004	179,173
Cash paid in lieu of fractional shares	(6,405)	(3,252)
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,175,504	15,972,983
Net Increase in Cash and Cash Equivalents	18,304,114	5,338,308
Cash and Cash Equivalents, Beginning of year	20,398,048	60,553,631
Cash and Cash Equivalents, End of year	$38,702,162	$65,891,939

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,207,461	$1,867,673
Income taxes paid	$785,000	$930,000

Supplemental Disclosures of Non-Cash Flow Information
Change in other comprehensive income	$344,332	$147,206

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

June 30, 2003 and June 30, 2002

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance January 1, 2003	2,785,533	$9,703,022	$9,548,089	$562,359	$19,813,470

Exercise of Stock Options	31,670	179,173	0		179,173

Stock dividend- 5%	139,048	1,604,802	(1,604,802)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(3,253)		(3,253)

Comprehensive Income
Net Income			1,703,859		1,703,859
Unrealized Security Holding Gains/(Losses) ‘(net of $120,933 tax)				181,400	181,400
Less reclasification adjustment for gain (net of $22,795 tax)				(34,194)	(34,194)

Total other comprehensive Income					1,885,259

Balance June 30, 2003	2,956,251	$11,486,997	$9,643,893	$709,565	$21,840,455

	Shares Outstanding	Common Stock	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2002	1,362,774	$7,535,495	$8,496,122	$(154,836)	$15,876,781

Exercise of Stock Options	22,958	111,004	0		111,004

Stock dividend- 5%	67,880	1,680,849	(1,680,849)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(6,405)		(6,405)

Stock Split- 2 for 1	1,453,613

Comprehensive Income
Net Income			1,199,641		1,199,641
Unrealized Security Holding Gains/(Losses) ‘(net of $126,330 tax)				344,332	344,332

Total other comprehensive Income					1,543,973

Balance June 30, 2002	2,907,225	$9,327,348	$8,008,509	$189,496	$17,525,353

Note 1.                             CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the un-audited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly Heritage Oaks Bancorp’s (the “Company”) consolidated financial position at June 30, 2003 and results of cash flows for the six months ended June 30, 2002 and 2003 and the results of operation for the three and six months ended June 30, 2002 and 2003.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to shareholders. The results for the three and six months ended June 30, 2002 and 2003 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at June 30, 2003 and

December 31, 2002 were:

June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$592,844	$—	$(16,316)	$576,528
Mortgage-backed securities	36,858,038	665,212	(1,160)	37,522,090
Obligations of State and Political Subdivisions	9,954,865	534,872	0	10,489,737
Other Securities	8,638	0	0	8,638
TOTAL	$47,414,385	$1,200,084	$(17,476)	$48,596,993

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$816,521	$562	$(18,469)	$798,614
Mortgage-backed securities	54,480,395	777,972	(4,342)	55,254,025
Obligations of State and Political Subdivisions	9,153,674	247,715	(66,172)	9,335,217
Other Securities	8,638	0	0	8,638
TOTAL	$64,459,228	$1,026,249	$(88,983)	$65,396,494

Note 3.                             LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:

	December 31, 2002	June 30, 2003

Commercial, financial, and agricultural	$40,373,350	$39,574,493
Real estate-construction	30,773,530	31,414,420
Real estate-mortgage	116,758,894	139,699,456
Installment loans to individuals	2,290,874	1,981,024
All other loans (including overdrafts)	272,607	162,081
	190,469,255	212,831,474

Less - deferred loan fees, net	(821,668)	(763,119)
Less - reserve for possible loan losses	(2,336,219)	(2,514,961)

Total loans	$187,311,368	$209,553,394

Loans Held For Sale	$8,166,011	$9,265,851

Concentration of Credit Risk

At June 30, 2003, approximately $171.1 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At June 30, 2003, the Bank was contingently liable for letters of credit accommodations made to its customer totaling approximately $1.3 million and un-disbursed loan commitments in the approximate amount of $80.7 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involve in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

	December 31, 2002	June 30, 2003

Balance at beginning of year	$1,744,070	$2,336,219
Additions charged to operating expense	545,000	250,000
Loans charged off	(81,405)	(145,000)
Recoveries of loans previously charged off	128,554	73,742
Balance at end of year	$2,336,219	$2,514,961

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

The analysis of the allowance for loan losses is comprised of three components; specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. As a result of the Statement 114 Evaluation, $145,000 was charged against the allowance for loan losses during the second quarter of 2003.The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the second quarter of 2003 is consistent with prior periods.

The Bank’s provision for loan losses was $250,000 for the six months ending June 30, 2003, compared to $300,000 for the same period in 2002. However, the Bank also has reserved $25,000 in 2003 as a provision for possible loan loss in conjunction with off balance sheet loan commitments.

The allowance for loan losses as a percentage of total net loans was 1.20% as of June 30, 2003 and 1.23% as of December 31, 2002. Management believes that the allowance for credit losses at June 30, 2003 is prudent and warranted, based on information currently available.

Non-Accrual and Non-Performing Loans

Loan on non-accrual status totaled $1,345,755 and $800,033 at December 31, 2002 and June 30, 2003, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $134,508 and $44,164 for the period ended December 31, 2002 and June 30, 2003, respectively.

Non-performing loans include non-accrual loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent and still accruing interest at December 31, 2002 and June 30, 2003.

Non-performing loans were .40% and .23% of total assets as of December 31, 2002 and June 30, 2003, respectively. The allowance for loan loss to non-performing loans was 1.74x and 3.14x at December 31, 2002 and June 30, 2003, respectively.

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

Earnings per share and total number of shares used for calculating basic earnings per share for the three months ended June 30, 2002 and 2003, were $.22 and $.30 and 2,838,145 and 2,939,471, respectively. Earnings per share and total number of shares used for calculating diluted earnings per share for the three months ended June 30, 2002 and 2003, were $.20 and $.28 and 3,145,005 and 3,137,036, respectively.

Earnings per share and total number of shares used for calculating basic earnings per share for the six months ended June 30, 2002 and 2003, were $.42 and $.58 and 2,878,991and 2,932,661, respectively. Earnings per share and total number of shares used for calculating diluted earnings per share for the six months ended June 30, 2002 and 2003, were $.38 and $.54 and 3,149,822 and 3,138,878, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Net income:
As reported	$631,420	$879,290	$1,199,641	$1,703,859
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported	—	—	—	—
using the fair value method of SFAS 123	(14,792)	(22,546)	(50,273)	(57,387)
Pro forma net income	$616,628	$856,744	$1,149,368	$1,646,472

Weighted Average Shares Outstanding - Basic	2,838,145	2,939,471	2,878,991	2,932,661
Weighted Average Shares Outstanding - Diluted	3,145,005	3,137,036	3,149,822	3,138,878

Basic Earnings per share
As reported	$0.22	$0.30	$0.42	$0.58
Pro forma	$0.22	$0.29	$0.40	$0.56

Earnings per share - assuming dilution
As reported	$0.20	$0.28	$0.38	$0.54
Pro forma	$0.20	$0.27	$0.36	$0.52

Note 5.                             PREMISE

On July 26, 2002, the Bank purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. On February 12, 2003, the Bank and HBE Corporation entered into a Construction Agreement for the branch office building that will be located on this parcel of land. It is the intent of the Bank to build a full service branch on this parcel and to relocate the existing “Woodland” office, that is currently located at 171 Niblick Road, Paso Robles, Ca.  The Bank anticipates that the building will be approximately 5,000 square feet in size and will open sometime in the first quarter of 2004. The cost of construction is estimated to be approximately $1.8 million.

On July 3, 2003, the Bank closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Bank’s Headquarters. The purchase price was $1.1 million. It is the Bank’s intention to either remodel and expand the existing building or to build a new structure on the site to allow for the consolidation of all Administrative functions of the Bank within the new facility. The Bank anticipates that this project will be complete in the fourth quarter of 2004 or first quarter of 2005.

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

Core Deposit Intangible and Goodwill in the approximate amount of $4.5 million will be created as the result of the recently announced merger transaction with Hacienda Bank (refer to Management’s Discussion and Analysis, Recent Events). Once finalized, the ultimate amount of intangible created may vary depending on the fair value assessment of assets and liabilities acquired on the purchase date.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.)  Many of those instruments were previously classified as equity.  SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

Note 9.                             Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

Heritage Oaks Bancorp (the “Company”) commenced operations on November 15, 1994 with the acquisition of Heritage Oaks Bank (the “Bank”).  Each shareholder of the Bank received one share of stock in the Company in exchange for each share of Heritage Oaks Bank stock owned.  The Bank became a wholly owned subsidiary of the Company.  The Bank is the only active financial subsidiary owned by the Company. In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State Of Delaware and is wholly-owned by the Company. In July 2003, the Company formed Heritage Oaks Merger Corp. to facilitate the acquisition of Hacienda Bank as a wholly owned subsidiary of the Company.

RECENT EVENTS

Acquisition Announced

On June 11, 2003, Heritage Oaks Bancorp (the “Company”), a California corporation, and Hacienda Bank (the “Seller”), a California Banking corporation, entered into an Agreement to Merge and Plan of Reorganization (“Agreement”). Subject to the terms and conditions of the Agreement and the Agreement of Merger, at the Effective time, Seller will become a wholly owned subsidiary of the Company in accordance with the procedures specified in the California Financial Code (CFC) and the California General Corporation Law (CGCL) by merging with a wholly owned subsidiary of the Company, Heritage Oaks Merger Corp. Seller will be the Surviving Bank in the Merger.

The Agreement provides that shareholders of Hacienda Bank will have the election of receiving Heritage Oaks Bancorp common stock, cash or a combination in return for their shares of Hacienda Bank stock, provided that cash must constitute not less than 25% nor more than 35% of the total consideration issued in the merger. Hacienda Bank shareholders who elect stock will receive 0.5208 in Heritage Oaks Bancorp stock. Hacienda Bank shareholders who elect cash will receive $6.50 cash per share which is subject to possible upward adjustment up to $6.75 per share based on changes in the price of Heritage Oaks Bancorp stock preceding the effective date of the transaction. The transaction is valued at approximately $9.7 million.  It represents approximately 1.71 times Hacienda Bank book value at December 31, 2002 and 22.8 times 2002 earnings.  The merger is structured to be tax-free and is intended to be accounted for as a purchase.  Heritage Oaks Bancorp expects the transaction to close late in the fourth quarter 2003 and is expected to be accretive to earnings in 2004.

The Merger requires the affirmative approval of the holder of the outstanding shares of the Company and the Seller.

Subject to the terms and conditions of this Agreement and the Agreement of Merger, at the Effective Time,

Heritage Oaks Merger Corp. (HOMC), will be merged into Seller in accordance with the procedures specified in the California General Corporation Law (GCL).  Seller will be the Surviving Bank in the Merger.

The name of the Surviving Bank shall be “Hacienda Bank.”  Upon the consummation of the Merger, the separate corporate existence of HOMC shall cease:  All assets, rights, franchises, titles and interests of Seller and HOMC in and to every type of property (real, personal and mixed, including all the right, title and interest to HOMC’s names, trade names, service marks and the like) and choses in action shall be transferred to and vested in Seller by virtue of the Merger without any deed or other transfer, and Seller, without order or action on the part of any court or otherwise, shall hold and enjoy all rights of property, franchises and interests in the same manner and to the same extent that such rights, franchises and interests were held by Seller and HOMC at the effective time of the Merger.  At the Effective Time, Seller shall be liable for all liabilities of Seller and HOMC, and all debts, liabilities, obligations and contracts of Seller and HOMC, whether matured or un-matured, accrued, absolute, contingent or otherwise, and whether or not reflected or reserved against on balance sheets, books of accounts or records of Seller and Bank, shall be those of Seller; and all rights of creditors or other obligees and all liens on property of Seller and HOMC shall be preserved unimpaired.

Hacienda Bank, Heritage Oaks Bank and Heritage Oaks Bancorp are all well-capitalized as of June 30, 2003 and will remain well-capitalized on the effective date of the transaction.

On July 15, 2003, the Company received a commitment letter from Pacific Coast Bankers Bank for a revolving line of credit in the amount of $3.5 million. The Company will pledge 339,332 shares or 51% of its stock in Heritage Oaks Bank as collateral. The funds will be used in the acquisition of Hacienda Bank for payment to shareholders who elect cash and/or Tier I capital in the form of Surplus to its financial subsidiaries.

Property Purchased

On July 3, 2003, the Bank closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Bank’s Headquarters. The purchase price is $1.1 million. It is the Bank’s intention to either remodel and expand the existing building or to build a new structure on the site to allow for the consolidation of all Administrative functions of the Bank within the new facility. The Bank anticipates that this project will be complete in the fourth quarter of 2004 or first quarter of 2005.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2002 which was filed on Form 10-KSB. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to “Note 3. Allowances for Loan Losses” found elsewhere in this document for a detailed explanation of the Company’s assessment.

FINANCIAL CONDITION

As of June 30, 2003, total consolidated assets of Heritage Oaks Bancorp were $349.8 million compared to $337.3 million at December 31, 2002. This represents an increase of 3.7%. The components of this increase are discussed below.

Cash and Due From Banks

Total cash and due from banks at June 30, 2003 was $31.8 million, an increase of 35.2% from $23.5 million at December 31, 2002. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. The balance in the Fed account had a closing balance of $16.1 million to meet the target for Reserve Requirements.

Loans

Total net loans at June 30, 2003 were $209.6 million compared to $187.3 million at December 31, 2002. This represents an increase of 11.9%. For the six months ending June 30, 2003, commercial, financial and agriculture loans decreased by $.8 million or 2.0%, real estate-construction loans increased by $.6 million or 2.1%, real estate-mortgage loans increased by $22.9 million or 19.7% and installment loans to individuals decreased by $.3 million or 13.5%.

The modest decrease in agricultural loans is attributed to the refinance of several development loans through the Farmer Mac program. This program is a long-term mortgage product that offers low interest rates on producing agricultural real estate. We continue to use this product to payoff our development loans and also to finance homes on acreage. With the current oversupply of wine grapes, vineyard development has decreased significantly hence new development loan requests have also diminished.  Commercial loan growth has been impacted by the economic slowdown with most companies hesitant to request funds for plant expansion, new equipment, etc.

The small increase in real estate-construction loans can be attributed to several large construction projects financed in 2002 that are continuing to fund and to new projects financed in 2003. They include a condominium project in the amount of $5.3 million that will payoff as units are sold; an office building in the amount of nearly $4 million, another office building for $3.8 million, a hotel for $4 million, a hotel for $2.4 million, two medical offices totaling $3.3 million, a strip center in the amount of $4.4 million and a RV park in the amount of $1.6 million. Many of the properties are pre-leased prior to construction startup. Upon completion of construction, the properties for which the Bank is willing to offer permanent financing are granted loans with monthly principal and interest payments based on a term of not more than fifteen years with not more than a twenty-five year amortization. These loans have a variable rate of interest that may be fixed for the initial two to three years.

The large increase in real estate-mortgage loans is attributed primarily to several construction loans converting to amortizing loans as indicated above and to approximately $10 million in new commercial real estate loans.  They include an office/retail building for $3.3 million, light industrial buildings for $1.9 million, vacation rentals for $1.4 million, a motel for $.6 million and numerous $200-500,000 property loans.

There are two categories of loan concentration at June 30, 2003. These categories are reported monthly to the Bank’s Director Loan Committee. The two categories are 1) construction and land loans and 2) motel/hotel loans. Construction and land loans total approximately $35.0 million. This represents 134.09% of the Bank’s Tier 1 capital. The projects are spread throughout our market area and range from single family residences to large commercial projects. The largest project represents approximately 12% of the total construction and land loans outstanding. Construction projects are inspected regularly to ensure progress is in line with funds drawn on specific loans. Motel /hotel loans total approximately $39.4 million and represent 143.05% of the Bank’s Tier 1 capital. These loans are also spread throughout our market area with no concentration in any one community. All motel/hotel loans are performing as agreed with zero delinquencies. The majority of operators have indicated that occupancy rates are between 60%-70% representing a decrease of about 3%-7%. However, daily room rates are up. The overall effect on profits and cash flow has been minimal and has had no impact on the customer’s ability to repay

Loans held for sale were $9.3 million at June 30, 2003 compared to $8.2 million at December 31, 2002. Typically, loans held for sale are sold within 45 days of funding.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital as accumulated other comprehensive income. As of June 30, 2003, accumulated other comprehensive income was $709,565 compared to $562,359 at December 31, 2002.

Securities available-for-sale decreased to $48.6 million at June 30, 2003 from $65.4 million at December 31, 2002. This represents a decrease of $16.8 million or 25.7%. With the interest rate environment remaining at historic lows, prepayments on Mortgage Backed Securities (MBS) have accelerated to nearly $16 million during the first six months of 2003. During the first quarter of 2003, the Bank sold two MBS securities with principal outstanding balances of approximately $7.4 million and one Collateralized Mortgage Obligation (CMO) in the amount of approximately $5 million. These securities were replaced with two CMO securities in the total amount of approximately $11 million. These transactions were executed as the result of an analysis on interest rate sensitivity and to better position the investment portfolio for future interest rate movements of either up or down.

As the result of the issuance of $8.0 million in trust preferred securities, in April 2002, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement an investment strategy whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for the borrowing. The Bank made this decision knowing that it would improve the return on average equity by increasing the net interest income in absolute terms even though it would reduce the return on average assets and the net interest margin as a percentage. Prior to investing, the Bank performed extensive due diligence in assessing the interest rate and market value risk of this strategy including the performance in various interest rate scenarios of up and down 100, 200 and 300 basis points. Management believes that variances up to 300 basis points would not have a material effect on the overall interest rate and market value risk to the Company.

At June 30, 2003, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Federal Funds Sold

Federal funds sold were $34.1 million at June 30, 2003 compared to $37 million at December 31, 2002. The decrease of $2.9 million is the direct result of the Bank repaying $9.5 million in borrowings to the Federal Home Loan Bank (FHLB) on February 22, 2003. The primary reason for retaining these large over night investments is due to the volatile nature of certain deposit relationships that are related to the current robust mortgage business. These relationships are discussed in more detail under “Deposits and Borrowed Funds”.

Deposits and Borrowed Funds

Total deposits were $289.6 million at June 30, 2003 compared to $264.2 million at December 31, 2002. This represents an increase of $25.4 million or 9.6%.

Demand deposits of $136.4 million at June 30, 2003 increased $29.9 million or 28.0% compared to $106.6 million at December 31, 2002. This growth is attributed to the Bank’s presence within its primary market area, continued marketing efforts and three volatile account relationships. Demand deposit balances held by three, long time customers of the Bank that transact in mortgage related business accounts for approximately 27% of total deposits and 57% of Demand Deposits. The balances in these accounts were $77.1 million at June 30, 2003 compared to $59.6 million at December 31, 2002. This represents an increase of $17.5 million or 22.7%. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that if and when the mortgage market conditions change, these balances will be negatively impacted. This is the primary reason for the large balances maintained in over night investing in Federal Funds Sold.

Savings, NOW and money market deposits were $106.6 million at June 30, 2003 compared to $112.6 million at December 31, 2002. This represents a decrease of $5.9 million or 5.3%. Savings accounts increased by $.5 million, while NOW and money market accounts decreased by $2.6 million and $3.9 million, respectively. In August 2002, the Bank began to offer a personal insured money market account with the intent to raise deposits that otherwise generally reside in non-financial investment companies. The Bank offered a competitive introductory rate and has been successful in increasing these balances from approximately $33.3 million at December 31, 2002 to $34.1 million at June 30, 2003. The already existing business insured money market account product decreased by $4.7 million for the period ending June 30, 2003 compared to December 31, 2002.

Time deposits of >$100,000 increased by $.6 million or 7.9%. Time deposits of <$100,000 increased by $.9 million or 2.3%.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank’s primary source of funds for loans and investments.  Core deposits of $280.8 million represented 97.0% of total deposits at June 30, 2003. The Company does not purchase funds through deposit brokers.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $13.0 million and $30.9 million secured by loans and securities, respectively. At June 30, 2003, the Bank had borrowings of $28.5 million against those lines. The $28.5 million borrowing consists of $9.5 million maturing in April 2004 and $19 million maturing in April 2005. On February 22, 2003, the Bank repaid $9.5 million to the FHLB that matured on April 24, 2003. The cost of the pre-payment penalty plus lost opportunity income in the form of Fed Funds Sold resulted in less than $500 of cost to the Bank.

The Bank utilizes securities sold under repurchase agreements as a source of funds.  The Bank had $127,409 in securities sold under repurchase agreements at June 30, 2003 compared to $257,737 at December 31, 2002.

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

The Company’s total stockholders equity was $21,840,455 at June 30, 2003 compared to $19,813,470 at December 31, 2002. The increase in capital was from net income of $1,703,859, $179,173 from stock options exercised, $116,142 net change in other comprehensive income related to unrealized security holding gain, $31,064 net change in other comprehensive income related to realized security gains, net of tax and $3,253 in cash paid in lieu of fractional shares as the result of the 5% stock dividend distributed on March 28, 2003.

On July 15, 2003, the Company received a commitment letter from Pacific Coast Bankers Bank for a revolving line of credit in the amount of $3.5 million. The Company will pledge approximately 339,332 shares or 51% of its stock in Heritage Oaks Bank as collateral. The funds will be used in the acquisition of Hacienda Bank for payment to shareholders who elect cash and/or Tier I capital in the form of Surplus to its financial subsidiaries.

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

Summarized below are the Bank’s and Company’s capital ratios at June 30, 2003:

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bank	Heritage Oaks Bancorp
Leverage Ratio	4.00%	5.00%	8.33%	8.05%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.67%	10.70%

Total Risk Based Captial Ratio	8.00%	10.00%	11.71%	12.41%

For the Company, approximately $6.3 million and $1.7 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

RESULTS OF OPERATIONS FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2002 AND 2003

Net income for the three months ending June 30, 2003 was $879,290, compared to $631,420 for the same period in 2002. This represents an increase of $247,870 or 39.3%. Per share earnings on a diluted basis for the three months ending June 30, 2003 and 2002 were $.28 and $.20, respectively. Basic per share earnings for the three months ending June 30, 2003 and 2002 were $.30 and $.22, respectively.

Net income for the six months ending June 30, 2003 was $1,703,859, compared to $1,199,641 for the same period in 2002. This represents an increase of $504,218 or 42.0%. Per share earnings on a diluted basis for the six months ending June 30, 2003 and 2002 were $.54 and $.38, respectively. Basic per share earnings for the six months ending June 30, 2003 and 2002 were $.58 and $.42, respectively.

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

For the six months ended June 30, 2003 the Company reported a net interest margin of 4.84% compared to 5.53% for the same period in 2002. The average yield on earning assets decreased by 71 basis points while the average cost of interest bearing liabilities increased by 4 basis points. This decrease in net interest margin is the direct result of the 50 basis point decrease in prime rate in November 2002. On June 25, 2003, the Federal Reserve Bank took additional action and prime rate decreased by 25 basis points. While the impact of the 50 basis point decrease in the fourth quarter of 2002 is evidenced by the lower net interest margin for the first six months of 2003, there could be further, albeit at a lesser amount,  decrease in the net interest margin due to the recent 25 basis point cut in prime. With the volume of earning assets continuing to increase, the Company anticipates that while the net interest margin may narrow, the amount of net interest income will rise.

Net interest income for the three months ending June 30, 2003 was $3,603,149 compared to $2,989,318 for the same period in 2002. This represents an increase of $613,831 or 20.5%. Interest income was $4,444,287 and $3,817,562 for the three months ending June 30, 2003 and 2002, respectively. Increased interest income was primarily the result of higher average loan and investment securities balances outstanding for the comparative periods of time.  Interest expense for this three month period was $841,138 at June 30, 2003 compared to $828,244 at June 30, 2002. This represents an increase of $12,894 or 1.6%. Approximately $4,500 of this increase is the result of a $4 million, 30 day advance from the FHLB on May 9, 2003.

Net interest income for the six months ending June 30, 2003 was $6,947,628 compared to $5,899,240 for the same period in 2002. This represents an increase of $1,048,388 or 17.8%. Interest income was $8,725,698 and $7,235,685 for the six months ending June 30, 2003 and 2002, respectively. Increased interest income was primarily the result of higher average loan and investment securities balances outstanding for the comparative periods of time.  Interest expense for this six month period was $1,778,070 at June 30, 2003 compared to $1,336,445 at June 30, 2002. Interest expense increased due to the borrowing with the FHLB and interest on the trust preferred securities that began in April 2002.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the six months ended June 30, 2003 and 2002.

AVERAGE BALANCE SHEET INFORMATION FOR JUNE 30,

(dollars in thousands)

	2002			2003
	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$99	4.07%	$2	$497	2.43%	$6
Investment securities taxable	30,186	4.84%	724	48,323	3.58%	858
Investment securities non-taxable	5,795	4.84%	139	9,859	4.56%	223
Federal funds sold	12,451	1.62%	100	17,042	1.27%	107
Loans (1) (2)	164,748	7.68%	6,271	211,403	7.18%	7,532

Total interest earning assets	213,279	6.84%	7,236	287,124	6.13%	8,726

Allowance for possible loan losses	-1,946			-2,481
Non-earning assets:
Cash and due from banks	17,042			20,279
Property, premises and equipment	3,585			4,582
Other assets	8,918			9,562

TOTAL ASSETS	$240,878			$319,066

Interest -bearing liabilities:
Savings/NOW/money market	77,738	0.56%	216	109,828	0.67%	367
Time deposits	46,980	2.88%	672	45,950	2.36%	538
Other borrowings	19,427	4.65%	448	32,191	5.47%	873

Total interest-bearing liabilities	144,145	1.87%	1,336	187,969	1.91%	1,778

Non-interest bearing liabilities:
Demand deposits	74,806			98,570
Other liabilities	1,480			3,649

Total liabilities	220,431			290,188

Trust Preferred Securities	4,000			8,000

Stockholders’ equity
Common stock	8,708			10,835
Retained earnings	7,840			9,476
Valuation Allowance Investments	(101)			567

Total stockholders’ equity	16,447			20,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,878			$319,066

Net Interest Income			$5,900			$6,948
Net Interest Margin (3)		5.53%			4.84%

(1)          Nonaccrual loans have been included in total loans.

(2)          Loan fees of $327,048 and $406,908 for 2002 and 2003, respectively, have been included in the interest income computation.

(3)          Net interest margin has been calculated by dividing the annulaized net interest income by total earning assets.

The hypothetical impacts of sudden interest rate movements applied to the Bank’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Bank’s net interest income is “at risk” from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Bank’s June 30, 2003 balances indicate that the Bank’s net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within the Bank’s policy guidelines for such sudden changes.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%

Change in Net Interest Income	(8.27)%	(4.56)%	6.13%	13.16%

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

Non-interest Income

Non-interest income for the three months ending June 30, 2003 was $927,178 compared to $797,885 for the same period in 2002. That represents an increase of $129,293 or 16.2%. Non-interest income for the six months ending June 30, 2003 was $1,828,458 compared to $1,580,001 for the same period in 2002. That represents an increase of $248,457 or 15.7%.

Income from service charges on deposit accounts income was $411,638 for the three months ending June 30, 2003 compared to $326,365 for the same period in 2002. Income from service charges on deposit accounts income was $802,111 for the six months ending June 30, 2003 compared to $642,578 for the same period in 2002. The increase for both periods reported is the result of 1) a revised service charge schedule that became effective in August 2002 and 2) overall deposit growth.

Bankcard merchant fees were $23,803 for the three months ending June 30, 2003 compared to $35,822 for the same period in 2002. Bankcard merchant fees were $42,435 for the six months ending June 30, 2003 compared to $62,985 for the same period in 2002. When the Bank sold the merchant portfolio in September 1999, the compensation provisions called for payment of certain basis points on the gross sales. In September 2002, pursuant to the agreement, the basis points paid to the Bank were reduced. This will continue until August 2004 at which time the compensation will be renegotiated. Management does not believe that this change in revenue stream will have a material impact on the Company

Mortgage origination fees were $239,272 for the three months ending June 30, 2003 compared to $131,353 for the same period in 2002. Mortgage origination fees were $429,234 for the six months ending June 30, 2003 compared to $273,381 for the same period in 2002. The impact of the very robust re-finance market has had a favorable impact to this revenue stream.

Non-Interest  Expense

Non-interest expense was $2,979,768 and $2,677,534 for the three months ending June 30, 2003 and 2002, respectively. This represents an increase of $302,234 or 11.3%. Non-interest expense was $5,848,491 and $5,355,930 for the six months ending June 30, 2003 and 2002, respectively. This represents an increase of $492,561 or 9.2%.

Salaries and employee benefits expense were $1,518,718 and $1,284,100 for the three months ending June 30, 2003 and 2002, respectively. This represents an increase of $234,618 or 18.3%. Salaries and employee benefits expense were $3,022,018 and $2,541,161 for the six months ending June 30, 2003 and 2002, respectively. This represents an increase of $480,857 or 18.9%.

As the result of the Company’s growth, salaries have increased with the addition of, but not limited to, a Compliance Officer, Training Officer, two Credit Analysts and additional support staff for loan and deposit related activity. Approximately $264,000 of the six month ending reported figure is in salary costs. The remainder of the variance is attributed to, but not limited to, increases in employee benefits categories such as Group Health Insurance, Bonus and training.

Occupancy and equipment costs were $429,187 and $410,089 for the three months ending June 30, 2003 and 2002, respectively. This represents an increase of $19,098 or 4.7%. Occupancy and equipment costs were $818,690 and $849,739 for the six months ending June 30, 2003 and 2002, respectively. This represents a decrease of $31,049 or 3.7%. There was a small decrease in nearly every line item (i.e. Rental Costs, Small FF&E Purchases, Miscellaneous Computer Purchases, FFE Depreciation, etc) within this category that accounts for the overall decrease. No one line item had a significant variance.

Expense associated with all other non-interest expense categories was $1,031,863 and $983,345 for the three months ending June 30, 2203 and 2002, respectively. This represents an increase of $48,518 or 4.9%. Expense associated with all other non-interest expense categories was $2,007,783 and $1,965,030 for the six months ending June 30, 2203 and 2002, respectively. This represents an increase of $42,753 or 2.2%.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5 million. During the first six months of 2003 the average amount of borrowing on these lines was $22,099.

As of July 1999, the bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans are pledged as collateral. The average funds borrowed through these facilities during the first six months of 2003 was $32.0 million.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At June 30, 2003, the ratio of liquid assets to deposits and other liabilities was 20.8%. The ratio of net loans to deposits, another key liquidity ratio, was 72.4% at June 30, 2003.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  During the two-year period ended December 31, 2002 and through the first six months of 2003 the fluctuation in interest rates creating narrowing net interest margins has been significant to the Bank’s financial position and results of operations. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

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

PART 2.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
Exhibit 10.33	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mark Stasinis, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.
Exhibit 10.34	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Kelley Stolz, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.
Exhibit 10.35	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Paul Deline, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.
Exhibit 10.36	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mitch Massey, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                Reports on Form 8-K:

The Company filed the announcement of an Agreement to Merge and Plan of Reorganization

Form 8-K, Item 5 with the SEC on June 12, 2003.

The Company filed the announcement of second quarter 2003 earnings on registration Form 8-K, Item 9 with the SEC on July 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: July 25, 2003

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

Exhibit Index

Exhibit 10.33	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mark Stasinis, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.
Exhibit 10.34	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Kelley Stolz, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.
Exhibit 10.35	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Paul Deline, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.
Exhibit 10.36	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mitch Massey, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to Section 906 the the Sarbanes-Oxley Act of 2002