Form 10QSB
period 2003-09-30
HERITAGE OAKS BANCORP
filed 2003-11-12
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

No par value Common Stock – 2,990,103 shares outstanding at October 10, 2003.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	31-Dec-02	30-Sep-03
		(Unaudited)
ASSETS
Cash and due from banks	$23,514	$24,010
Federal funds sold	37,040	25,700

Total cash and cash equivalents	60,554	49,710

Interest bearing deposits other banks	497	497

Securities Available for sale	65,396	39,401
Federal Home Loan Bank Stock, at cost	1,951	1,681
Loans Held For Sale	8,166	8,578
Loans, net	187,311	214,844

Property, premises and equipment, net	4,543	6,591
Cash surrender value life insurance	5,416	6,440
Deferred Tax Assets	1,171	1,602
Core Deposit Intangible	358	328
Other assets	1,900	2,139

TOTAL ASSETS	$337,263	$331,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$106,556	$111,842
Savings, NOW, and money market deposits	112,568	111,407
Time deposits of $100,000 or more	8,154	9,093
Time deposits under $100,000	36,901	37,947
Total deposits	264,179	270,289

Other borrowed money	38,000	28,500
Securities Sold under Agreement to Repurchase	258	355
Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	8,000	8,000
Other liabilities	7,013	2,286
Total liabilities	317,450	309,430

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 2,924,810 and 2,990,103 for December 31, 2002 and September 30, 2003, respectively.	9,703	11,698
Retained earnings	9,548	10,566
Accumulated other comprehensive income	562	117
Total stockholders’ equity	19,813	22,381
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$337,263	$331,811

(1) These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended September 30,

(in thousands except per share date)

	2002	2003
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$3,329	$3,869
Investment securities	692	412
Federal funds sold and commercial paper	140	73
Time certificates of deposit	1	3
Total interest income	4,162	4,357

Interest Expense:

Now accounts	53	4
MMDA accounts	188	105
Savings accounts	12	10
Time deposits of $100,000 or more	43	34
Other time deposits	268	216
Other borrowed funds	498	407
Total interest expense	1,062	776

Net Interest Income Before Prov. for Possible Loan Losses	3,100	3,581
Provision for loan losses	150	75
Net interest income after provision for loan losses	2,950	3,506

Non-interest Income:
Service charges on deposit accounts	382	404
Gain(Loss) of Sale of Securities	(20)	2
Other income	546	574
Total Non-interest Income	908	980

Non-interest Expense:
Salaries and employee benefits	1,368	1,593
Occupancy and equipment	398	408
Other expenses	989	1,012
Total Noninterest Expenses	2,755	3,013
Income before provision for income taxes	1,103	1,473
Provision for applicable income taxes	427	557
Net Income	$676	$916

Earnings per share: (See note #4)
Basic	$0.23	$0.31
Fully Diluted	$0.21	$0.29

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the nine months ended September 30,

(in thousands except per share date)

	2002	2003
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$9,600	$11,401
Investment securities	1,552	1,493
Federal funds sold and commercial paper	242	180
Time certificates of deposit	3	9
Total interest income	11,397	13,083

Interest Expense:

Now accounts	174	73
MMDA accounts	259	380
Savings accounts	35	33
Time deposits of $100,000 or more	122	117
Other time deposits	862	671
Other borrowed funds	946	1,280
Total interest expense	2,398	2,554

Net Interest Income Before Prov. for Possible Loan Losses	8,999	10,529
Provision for loan losses	435	325
Net interest income after provision for loan losses	8,564	10,204

Non-interest Income:
Service charges on deposit accounts	1,024	1,206
Investment securities gains(loss), net	(20)	60
Other income	1,484	1,543
Total Non-interest Income	2,488	2,809

Non-interest Expense:
Salaries and employee benefits	3,910	4,615
Occupancy and equipment	1,247	1,227
Other expenses	2,954	3,020
Total Noninterest Expenses	8,111	8,862
Income before provision for income taxes	2,941	4,151
Provision for applicable income taxes	1,066	1,531
Net Income	$1,875	$2,620

Earnings per share: (See note #4)
Basic	$0.65	$0.89
Fully Diluted	$0.60	$0.83

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF CASHFLOWS

Periods ended September 30,

(in thousands)

	2002	2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,875	$2,620
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	484	379
Provision for possible loan losses	435	325
Provision for possible unfunded loan losses	0	50
Realized (gain)/loss on sales of available-for-sale securities, net	20	(60)
FHLB dividends received	0	(68)
Amortization of premiums/discounts on investment securities, net	111	375
Amortization of intangible assets	0	30
(Increase)/decrease in loans held for sale	(2,348)	(412)
(Increase)/decrease in deferred tax asset	(247)	(135)
Net increase in cash surrender value of life insurance	0	(195)
(Increase)/decrease in other assets	(594)	(145)
Increase/(decrease) in other liabilities	1,557	(4,777)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	1,293	(2,013)
Cash Flows From Investing Activities
Purchase of securities available-for-sale	0	(1,633)
Purchase of mortgage backed securities available-for-sale	(48,492)	(10,394)
Proceeds from sales of securities available-for-sale	1,390	12,365
Proceeds from principal reductions and maturities of securities available-for-sale	0	757
Proceeds from principal reductions and maturities of mortgage backed securities available-for-sale	6,493	23,845
Proceeds from sale of FHLB stock	0	339
Net Change in interest bearing deposits in other financial institutions	(1,698)
Purchase of life insurance policies	0	(830)
Increase in loans, net	(17,717)	(27,858)
Purchase of property, premises and equipment, net	(1,273)	(2,521)
NET CASH USED IN INVESTING ACTIVITIES	(61,297)	(5,930)
Cash Flows From Financing Activities
Increase in deposits, net	$70,078	$6,110
Net increase/(decrease) in other borrowings	38,510	(9,403)
Net decrease in notes payable	(1,895)	0
Proceeds from sale of Trust Preferred Securities	8,000	0
Proceeds from exercise of stock options	133	395
Cash paid in lieu of fractional shares	(7)	(3)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	114,819	(2,901)
Net Increase/(Decrease) in Cash and Cash Equivalents	54,815	(10,844)
Cash and Cash Equivalents, Beginning of year	20,398	60,554
Cash and Cash Equivalents, End of year	$75,213	$49,710

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,398	$2,554
Income taxes paid	$1,335	$1,580

Supplemental Disclosures of Non-Cash Flow Information
Change in other comprehensive income	$745	$(445)

See notes to condensed financial statements

HERITAGE OAKS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

September 30, 2002 and September 30, 2003

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		(in thousands)
Balance January 1, 2002	1,297,880	$7,535	$8,496	$(155)	$15,876

Exercise of Stock Options	26,552	134	0		134

Stock dividend - 5%	64,648	1,681	(1,681)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(6)		(6)

Stock Split - 2 for 1	1,362,528

Comprehensive Income
Net Income			1,875		1,875
Unrealized Security Holding Gains ‘(net of $393 tax)				734	734
Realized Security Holding Losses ‘(net of $7 tax)				11	11

Total other comprehensive Income					2,609

Balance September 30, 2002	2,751,608	$9,350	$8,684	$590	$18,624

	Shares Outstanding	Common Stock	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
		(in thousands)
Balance January 1, 2003	2,785,533	$9,703	$9,548	$562	$19,813

Exercise of Stock Options	60,562	329	0		329

Stock dividend- 5%	139,008	1,599	(1,599)		0
Cash paid to Shareholders’ in Lieu of fractional shares on 5% Stock Dividend			(3)		(3)

Sale of Common Stock	5,000	67			67

Comprehensive Income
Net Income			2,620		2,620
Unrealized Security Holding Gains/(Losses) ‘(net of $321 tax)				(409)	(409)
Less reclasification adjustment for gain (net of $24 tax)				(36)	(36)

Total other comprehensive Income					2,211

Balance September 30, 2003	2,990,103	$11,698	$10,566	$117	$22,381

Note 1.          CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the un-audited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly Heritage Oaks Bancorp’s (the “Company”) consolidated financial position at September 30, 2003 and results of cash flows for the nine months ended September 30, 2002 and 2003 and the results of operation for the three and nine months ended September 30, 2002 and 2003.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to shareholders. The results for the three and nine months ended September 30, 2002 and 2003 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at September 30, 2003 and December 31, 2002 were:

September 30, 2003 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$541	$—	$(16)	$525
Mortgage-backed securities	28,366	231	(62)	28,535
Obligations of State and Political Subdivisions	10,289	239	(196)	10,332
Other Securities	9	0	0	9
TOTAL	$39,205	$470	$(274)	$39,401

December 31,2002 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$817	$1	$(19)	$799
Mortgage-backed securities	54,480	778	(5)	55,253
Obligations of State and Political Subdivisions	9,154	247	(66)	9,335
Other Securities	9	0	0	9
TOTAL	$64,460	$1,026	$(90)	$65,396

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

(in thousands)

	December 31, 2002	September 30, 2003

Commercial, financial, and agricultural	$40,373	$35,882
Real estate-construction	30,773	32,323
Real estate-mortgage	116,759	148,015
Installment loans to individuals	2,291	1,980
All other loans (including overdrafts)	273	192
	190,469	218,392

Less - deferred loan fees, net	(822)	(800)
Less - reserve for possible loan losses	(2,336)	(2,748)

Total loans	$187,311	$214,844

Loans Held For Sale	$8,166	$8,578

Concentration of Credit Risk

At September 30, 2003, approximately $ 180.3 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At September 30, 2003, the Bank was contingently liable for letters of credit accommodations made to its customer totaling approximately $2.3 million and un-disbursed loan commitments in the approximate amount of $87.0 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involve in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	December 31, 2002	September 30, 2003

Balance at beginning of year	$1,744	$2,336
Additions charged to operating expense	545	325
Loans charged off	(82)	(145)
Recoveries of loans previously charged off	129	232
Balance at end of year	$2,336	$2,748

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

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the third quarter of 2003 is consistent with prior periods.

The Bank’s provision for loan losses was $150,000 for the third quarter of 2002, compared to $75,000 for the same period in 2003. During the third quarter of 2003, the bank received a loan recovery in the approximate amount of $159,000. This recovery was for a loan charged off in 2000. For the nine months ending September 30, 2002, the provision for losses was $435,000 compared to $325,000 for the same period in 2003.

The allowance for loan losses as a percentage of total net loans was 1.28% as of September 30, 2003 and 1.25% as of December 31, 2002. Management believes that the allowance for credit losses at September 30, 2003 is prudent and warranted, based on information currently available.

Non-Accrual and Non-Performing Loans

Loan on non-accrual status totaled $1,345,755 and $792,489 at December 31, 2002 and September 30, 2003, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $134,508 and $90,034 for the period ended December 31, 2002 and September 30, 2003, respectively.

Non-performing loans include non-accrual loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent at December 31, 2002 and $5,045 at September 30, 2003 that were still accruing interest.

Non-performing loans were .40% and .24% of total assets as of December 31, 2002 and September 30, 2003, respectively. The allowance for loan loss to non-performing loans was 1.74x and 3.47x at December 31, 2002 and September 30, 2003, respectively.

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

Earnings per share and total number of shares used for calculating basic earnings per share for the three months ended September 30, 2002 and 2003, were $.23 and $.31 and 2,908,525 and 2,968,667, respectively. Earnings per share and total number of shares used for calculating diluted earnings per share for the three months ended September 30, 2002 and 2003, were $.21 and $.29 and 3,148,107 and 3,158,788, respectively.

Earnings per share and total number of shares used for calculating basic earnings per share for the nine months ended September 30, 2002 and 2003, were $.65 and $.89 and 2,888,718 and 2,944,769, respectively. Earnings per share and total number of shares used for calculating diluted earnings per share for the nine months ended September 30, 2002 and 2003, were $.60 and $.83 and 3,150,048, and 3,145,112, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
	(In Thousands)
Net income:
As reported	$676	$916	$1,875	$2,620
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(54)	(10)	(104)	(67)
Pro forma net income	$622	$906	$1,771	$2,553

Weighted Average Shares Outstanding - Basic	2,909	2,969	2,889	2,945
Weighted Average Shares Outstanding - Diluted	3,148	3,159	3,150	3,145

Basic Earnings per share
As reported	$0.23	$0.31	$0.65	$0.89
Pro forma	$0.21	$0.31	$0.61	$0.87

Earnings per share - assuming dilution
As reported	$0.21	$0.29	$0.60	$0.83
Pro forma	$0.20	$0.29	$0.56	$0.81

Note 5.          PREMISE

On July 26, 2002, the Bank purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. It is the intent of the Bank to build a full service branch on this parcel and to relocate the existing “Woodland” office, that is currently located at 171 Niblick Road, Paso Robles, Ca. At this time, the Bank anticipates that the building will be approximately 5,000 square feet in size and will open in the first quarter of 2004.

On July 3, 2003, the Bank closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Bank’s Headquarters. The purchase price was $1.1 million. It is the Bank’s intention to either remodel and expand the existing building or to build a new structure on the site to allow for the consolidation of all Administrative functions of the Bank within the new facility. The Bank anticipates that this project will be complete in the second quarter of 2005.

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

The SEC has also recently amended Exchange Act Rules 13a-15 and 15d-15 that require an issuer to establish and maintain an overall system of disclosure controls and procedures that are adequate to meet its Exchange Act reporting obligations.

Note 8.          Recent Accounting Pronouncements

In August 2002, the FASB approved, in principle, Statement 147 which will replace certain paragraphs in Statement 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. The new guidance was effective on September 30, 2002. The requirement in Statement 72 to recognize (and amortize) an “unidentifiable intangible asst” when more liabilities are acquired than assets, such as in a branch purchase that is a business combination, will no longer apply. Previously recorded core deposit intangibles must continue to be amortized.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

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

Acquisition

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

The Agreement provides that shareholders of Hacienda Bank will have the election of receiving Heritage Oaks Bancorp common stock, cash or a combination in return for their shares of Hacienda Bank stock, provided that cash must constitute not less than 25% nor more than 35% of the total consideration issued in the merger. Hacienda Bank shareholders who elect stock will receive 0.5208 in Heritage Oaks Bancorp stock. Hacienda Bank shareholders who elect cash will receive $6.50 cash per share which is subject to possible upward adjustment up to $6.75 per share based on changes in the price of Heritage Oaks Bancorp stock preceding the effective date of the transaction. The transaction is valued at approximately $9.7 million.  It represents approximately 1.71 times Hacienda Bank book value at December 31, 2002 and 22.8 times 2002 earnings.  The merger is structured to be tax-free and is intended to be accounted for as a purchase.  Heritage Oaks Bancorp expects the transaction to close in the fourth quarter 2003 and is expected to be accretive to earnings in 2004.

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

Hacienda Bank, Heritage Oaks Bank and Heritage Oaks Bancorp are all well-capitalized as of September 30, 2003 and it is the intent to remain well-capitalized on the effective date of the transaction.

The acquisition was finalized on the close of business October 31, 2003. Hacienda Bank shareholders elected , after application of applicable pro ration provisions, to receive 75% of the consideration in stock and 25% in cash. The Company will issue approximately 602,485 shares to the former Hacienda Bank shareholders and approximately $2.6 million in cash.

The September 30, 2003 financial results for the Company do not include Hacienda Bank’s financial results.

On July 15, 2003, the Company received a commitment letter from Pacific Coast Bankers Bank for a revolving line of credit in the amount of $3.5 million. The Company will pledge 339,332 shares or 51% of its stock in Heritage Oaks Bank as collateral. The funds were used in the acquisition of Hacienda Bank for payment to shareholders who elect cash and/or Tier I capital in the form of Surplus to its financial subsidiaries.

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

FINANCIAL CONDITION

As of September 30, 2003, total consolidated assets of Heritage Oaks Bancorp were $331.8 million compared to $337.3 million at December 31, 2002. This represents a decrease of 1.66%. The components of this decrease are discussed below.

Cash and Due From Banks

Total cash and due from banks at September 30, 2003 was $24.0 million compared to $23.5 million at

December 31, 2002. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. The balance in the Fed account had a closing balance of $8.9 million to meet the target for Reserve Requirements.

Loans

Total net loans at September 30, 2003 were $214.8 million compared to $187.3 million at December 31, 2002. This represents an increase of 14.7%.

For the nine months ending September 30, 2003, commercial, financial and agriculture loans decreased by $4.5 million or 11.1%.  The decrease can be attributed in part to the payoff of a $1 million equipment loan through refinance by another lender, the payoff of a $600 thousand line of credit by sale of collateral, the payoff of a $500 thousand equipment loan (refinance) and the payoff of several agricultural loans.  Borrowers have also been hesitant to use credit lines due to economic uncertainties and the risks associated with business expansions.

Real estate-construction loans increased by $1.6 million or 5.0%.  The increase can be attributed to several large construction loans booked in late 2002 and early 2003 now underway with funds drawn.  Additionally, numerous single family construction loans have been made and are funding as building progresses.  These loans are spread throughout our market area with the majority in the North County and the North Coast communities. Approximately 72% of the construction loans are commercial properties with 22% being 1-4 family residential and the balance is a condo project. Commercial construction loans are typically drawn for a 12 month period.  When construction is complete, the loans are typically termed out over 25 years with 10 or 15 year maturities.  Interest rates are tied to the prime rate and range from fully variable to fixed rates for 2-3 year periods. Rates are dictated by the borrower/project strength and by competitive pressures.

Real estate-mortgage loans increased by $31.2 million or 26.8%. Many new commercial real estate loans have been made including a $1.6 million mini-storage loan, a $3.3million office/retail building loan, a $3.2 million motel loan, a $1.9 million industrial property loan and 2 motels for $2.8 million to one borrower.  In addition, construction was finished on 2 hotels, one for $4 million and one for $2.4 million, and the loans were converted to amortizing mortgages.  These loans combined with several smaller loans contributed to the increase in real estate-mortgage loans. These loans are typically amortized over 25 years with 10 or 15 year maturities.  Interest rates are tied to prime rate and range from fully variable to adjusting every 2-3 years.  A few have been fixed for 5 year periods.

Loans held for sale increased to $8.6 million at September 30, 2003 from $8.2 million at December 31, 2002. Typically, loans held for sale are sold within 30 days of funding.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 2003, net unrealized gains decreased $445 thousand from an unrealized gain of $562 thousand at December 31, 2002 to an unrealized gain of $117 thousand.

As the result of the issuance of $8.0 million in trust preferred securities, in April 2002, the Company down-streamed $5.2 million to the Bank in the form of Tier I Capital. This enabled the Bank to implement an investment strategy whereby the Bank borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for $19 million of the remaining borrowing. The Bank made this decision knowing that it would improve the return on average equity by increasing the net interest income in absolute terms even though it would reduce the return on average assets and the net interest margin as a percentage. Prior to investing, the Bank performed extensive due diligence in assessing the interest rate and market value risk of this strategy including the performance in various interest rate scenarios of up and down 100, 200 and 300 basis points. Management believes that the 300 basis points variances would not have a material effect on the overall interest rate and market value risks to the Company.

Securities available-for-sale decreased to $39.4 million at September 30, 2003 from $65.4 million at December 31, 2002. This represents a decrease of $26.0 million or 39.8%. When executing the investment strategy in April 2002, all of the securities purchased were either Mortgaged Backed Securities (MBS) or Collateralized Mortgage Obligations (CMO). Securities backed by mortgage collateral have experienced accelerated pre-payments due to the low interest rate environment. As cash flows come to the Bank in the form of accelerated pre-payments, they are being used predominantly to fund loan demand.

At September 30, 2003, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Federal Funds Sold

Federal funds sold were $25.7 million at September 30, 2003 compared to $37.0 million at December 31, 2002. The primary reason for retaining these large over night investments is due to the volatile nature of certain deposit relationships that are related to the current robust mortgage business. These relationships are discussed in more detail under “Deposits and Borrowed Funds”.

Deposits and Borrowed Funds

Total deposits were $270.3 million at September 30, 2003 compared to $264.2 million at December 31, 2002. This represents an increase of $6.1 million or 2.3%.

At September 30, 2003, approximately $48.6 million of demand deposits were held by three, long time customers of the Bank all of whom transact in mortgage related business’. These same customers had balances of $59.6 million in demand deposits at December 31, 2002. The decrease of $11 million for these customers is directly related to the upward movement of long-term rates during most of the third quarter of 2003. It has been well documented that the real estate re-finance market slowed measurably during this time. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that when the mortgage market conditions change, these relationships are impacted. This is the primary reason for the large balances maintained in over night investing in Federal Funds Sold.  Even with this $11 million decrease, demand deposits increased overall by $5.3 million. This growth is attributed to the Bank’s presence in its primary market area and continued marketing efforts.

Savings, NOW and money market deposits were $111.4 million at September 30, 2003 compared to $112.6 million at December 31, 2002. This represents a decrease of $1.2 million or 1.0%. NOW accounts increased approximately $600 thousand and savings $1.5 million for the first nine months of 2003. Money market accounts decreased $3.3 million during the same period. This decrease is within the non-personal category of money market deposits.

Time deposits of  >$100,000 and <$100,000 increased by approximately $900 thousand and $1.0 million,

respectively.

Core deposits, (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Bank continue to be the Bank’s primary source of funds for loans and investments.  Core deposits of $261.2 million represented 96.6% of total deposits at September 30, 2003. The Company does not purchase funds through deposit brokers.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB) of approximately $11.5 million and $24 million secured by loans and securities, respectively. At September 30, 2003, the Bank had borrowings of $28.5 million against those lines. The $28.5 million borrowing consists of $9.5 million maturing in April 2004 and $19 million maturing in April 2005. On February 22, 2003, the Bank repaid $9.5 million to the FHLB that matured on April 24, 2003. The cost of the pre-payment penalty plus lost opportunity income in the form of Fed Funds Sold resulted in less than $500 of cost to the Bank.

The Bank utilizes securities sold under repurchase agreements as a source of funds.  The Bank had $355 thousand in securities sold under repurchase agreements at September 30, 2003 compared to $258 thousand at December 31, 2002.

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

The Company’s total stockholders equity was $22.4 million at September 30, 2003 compared to $19.8 million at December 31, 2002. The increase in capital was from net income of $2.6 million, $.4 million from stock options exercised and common stock issued, $.4 million net change in other comprehensive income related to unrealized security holding gain, net of tax.

On July 15, 2003, the Company received a commitment letter from Pacific Coast Bankers Bank for a revolving line of credit in the amount of $3.5 million. The Company will pledge approximately 339,332 shares or 51% of its stock in Heritage Oaks Bank as collateral. The funds will be used (i) in the acquisition of Hacienda Bank for payment to shareholders who elect cash and/or (ii) to infuse Tier I capital in the form of Surplus to its banking subsidiaries.

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

Summarized below are the Bank’s and Company’s capital ratios at September 30, 2003:

	Regulatory Standard		Heritage Oaks Bank	Heritage Oaks Bancorp
	Adequately Capitalized	Well Capitalized
Leverage Ratio	4.00%	5.00%	8.21%	8.58%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.60%	11.09%

Total Risk Based Captial Ratio	8.00%	10.00%	11.69%	12.56%

For the Company, approximately $7.0 million and $1.0 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

The Company reported net income for the nine months ended September 30, 2003 of $2.6 million compared to $1.9 million for the same period in 2002. Per share earnings on a diluted basis for the nine months ending September 30, 2003 and September 30, 2002 were $.83 and $.60, respectively. Basic per share earnings for the nine months ending September 30, 2003 and September 30, 2002 were $.89 and $.65, respectively.

Return on Average Assets (ROA) and Return on Average Equity (ROE) was 1.07% and 16.38%, respectively, based on annualizing the first nine months of earnings for September 30, 2003. This compares to Return on Average Assets (ROA) and Return on Average Equity (ROE) of .96% and 14.70%, respectively, based on annualizing the first nine months of earnings for September 30, 2002.

Net income for the three months ending September 30, 2003 was $916 thousand, compared to $676 thousand for the same period in 2002. Per share earnings on a diluted basis for the three months ending September 30, 2003 and September 30, 2002 were $.29 and $.21, respectively. Basic per share earnings for the three months ending September 30, 2003 and September 30, 2002 were $.31 and $.23, respectively.

Increased year-to-date earnings are the result of the Bank’s efforts to maintain a favorable net interest margin during the very challenging interest rate environment experienced this year. In addition to this, the efficiency ratio for the Company improved to 66.4% from 70.6% for the nine months ending September 30, 2003 and 2002, respectively.

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

Net interest income for the nine months ending September 30, 2003 was $10.5 million compared to $9 million for the same period in 2002. This represents an improvement of $1.5 million or 17.0%. As a percentage of average earning assets, the net interest margin for the first nine months of 2003 decreased to 4.81% from 5.17% for the same period one year earlier. This decrease in net interest margin is the direct result of the 50 basis point decrease in prime rate in November 2002 and an additional decrease of 25 basis points on June 25, 2003. If the volume of earning assets continues to increase at present growth rates, the Company anticipates that the amount of net interest income will rise even if the net interest margin narrows .

For the first nine months of 2003, the average yield on interest earning assets decreased 56 basis points from the same period in 2002 while the average rate on interest bearing liabilities decreased by 22 basis points from the same period in 2002. The increase in net interest income for the nine months ending September 30, 2003 compared to the same period in 2002 is due to the volume increase of $59.3 million in average interest earning assets at an average rate of 6.00% while interest bearing liabilities increased by $30.1 million at an average rate of 1.82%.

Net interest income for the three months ending September 30, 2003 was $3.6 million compared to $3.1 million for the same period in 2002. This represents an increase of $500 thousand or 15.6%. Interest income was $4.4 million and $4.2 million for the three months ending September 30, 2003 and 2002, respectively. Increased interest income was primarily the result of higher outstanding loan average balances. Interest expense for this three month period was $776 thousand at September 30, 2003 compared to $1.1 million at September 30, 2002. Interest expense decreased due to the early payoff of $9.5 million borrowing with the FHLB. This borrowing matured on April 25, 2003 but was repaid in February 2003.

The following table sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 2003 and 2002.

AVERAGE BALANCE SHEET INFORMATION FOR SEPTEMBER 30,
(dollars in thousands)

	2002			2003
	Average Balance	Average Yield Rate Paid	Amount Interest	Average Balance	Average Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$135	2.97%	$3	$595	2.02%	$9
Investment securities taxable	39,100	4.61%	1,349	44,118	3.53%	1,165
Investment securities non-taxable	5,839	4.79%	209	10,035	4.52%	339
Federal funds sold	19,270	1.64%	236	21,413	1.06%	169
Loans (1) (2)	167,886	7.65%	9,600	215,368	7.08%	11,401

Total interest earning assets	232,230	6.56%	11,397	291,529	6.00%	13,083

Allowance for possible loan losses	(2,016)			(2,530)
Non-earning assets:
Cash and due from banks	17,986			21,057
Property, premises and equipment	3,772			5,086
Other assets	9,207			10,210

TOTAL ASSETS	261,179			325,352

Interest -bearing liabilities:
Savings/NOW/money market	84,770	0.74%	469	110,340	0.59%	486
Time deposits	46,751	2.81%	983	46,140	2.28%	788
Other borrowings	25,878	4.89%	946	31,062	5.51%	1,280

Total interest-bearing liabilities	157,399	2.04%	2,398	187,542	1.82%	2,554

Non-interest bearing liabilities:
Demand deposits	79,794			105,335
Other liabilities	1,642			3,152

Total liabilities	238,835			296,029

Securities Sold under Agreement to Repurchase
Company Obligated Preferred Securities of Subsidiary Trust Holding Floating Rate Junior Subordinated Deferred Interest Debentures	5,333			8,000

Stockholders’ equity
Common stock	8,917			11,083
Retained earnings	7,989			9,770
Valuation Allowance Investments	105			470

Total stockholders’ equity	17,011			21,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,179			$325,352

Net Interest Income			$8,999			$10,529
Net Interest Margin (3)		5.17%			4.81%

(1)         Nonaccrual loans have been included in total loans.

(2)         Loan fees of $457,773, $529,104 and $532,065 for2001, 2002 and 2003, respectively, have been included in the interest income computation.

(3)         Net interest income has been calculated by dividing the net interest income by total earning assets.

The hypothetical impacts of sudden interest rate movements applied to the Bank’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Bank’s net interest income is “at risk” from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Bank’s September 30, 2003 balances indicate that the Bank’s net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within the Bank’s policy guidelines for such sudden changes.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%
Change in Net Interest Income	(7.50)%	(4.08)%	5.65%	12.51%

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

Non-interest Income

Non-interest income for the nine months ending September 30, 2003 was $2.8 million compared to $2.5 million for the same period in 2002. That represents an increase of $300 thousand or 12.9%. Non-interest income for the three months ending September 30, 2003 was $981 thousand compared to $908 thousand for the same period in 2002. That represents an increase of $73 thousand or 8.0%. Non-interest income consists of bankcard merchant fees, mortgage origination fees, gains or losses on sale of securities and other fees and service charges on deposit accounts.

Income from service charges on deposit accounts income was $1.2 million for the nine months ending September 30, 2003 compared to $1.0 million for the same period in 2002. Income from service charges on deposit accounts income was $404 thousand for the three months ending September 30, 2003 compared to $382 thousand for the same period in 2002. The increase for both periods reported is the result of 1) a revised service charge schedule that became effective in August 2002 and 2) overall deposit growth.

Bankcard merchant fees were $73 thousand for the nine months ending September 30, 2003 compared to $103 thousand for the same period in 2002. Bankcard merchant fees were $30 thousand for the three months ending September 30, 2003 compared to $40 thousand for the same period in 2002. When the Bank sold the merchant portfolio in September 1999, the compensation provisions called for payment of certain basis points on the gross sales. In September 2002, pursuant to the agreement, the basis points paid to the Bank were reduced. This will continue until August 2004 at which time the compensation will be renegotiated. Management does not believe that this change in revenue stream will have a material impact on the Company

Mortgage origination fees were $709 thousand for the nine months ending September 30, 2003 compared to $496 thousand for the same period in 2002. Mortgage origination fees were $280 thousand for the three months ending September 30, 2003 compared to $222 thousand for the same period in 2002. The impact of the very robust re-finance market has had a favorable impact to this revenue stream.

Income from the sale of securities was $60 thousand for the nine months ending September 30, 2003 compared to a loss on sale of securities of $20 thousand for the same period in 2002.Income from the sale of securities was $3 thousand for the three months ending September 30, 2003 compared to a loss on sale of securities of $20 thousand for the same period in 2002. During the first quarter of 2003, the Bank sold two MBS securities with principal outstanding balances of approximately $7.4 million and one

Collateralized Mortgage Obligation (CMO) in the amount of approximately $5 million. These securities were replaced with two CMO securities in the total amount of approximately $11 million. These transactions created a gain on sale of securities of $57 thousand and were executed as the result of an analysis on interest rate sensitivity to better position the investment portfolio for future interest rate movements of either up or down. The small gain for the three months ending September 30, 2003 was the result of several municipal securities being called in July 2003.

Other Expense

Non-interest expense was $8.9 million for the nine months ended September 30, 2003 compared to $8.1 million for the same period in 2002. This represents an increase of $.8 million or 9.3%.

Salaries and employee benefits expense were $4.6 million and $3.9 million for the nine months ended September 30, 2003 and 2002, respectively. This represents an increase of $.7 million or 18.0%. Salaries and employee benefits expense were $1.6 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $.2 million or 16.4%.  As the result of the Company’s growth, salaries have increased with the addition of, but not limited to, a Compliance Officer, Training Officer, two Credit Analysts and additional support staff for the growth in loan and deposit related activity. Only 7.7% of the increase for the first nine months of 2003 is directly related to salaries, while the remainder of the variance is associated with increases in workers compensation insurance, group health costs and other employee related expense. Full time equivalent employees were 127 at September 30, 2003 compared to 92 at September 30, 2002.

Occupancy and equipment costs were $1.2 million for the nine months ending September 30, 2003 compared to $1.2 for the same period in 2002. Occupancy and equipment costs were $.4 million for the three months ending September 30, 2003 compared to $.4 million for the same period in 2002.

Expense associated with all other non-interest expense categories was $3.0 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively. Expense associated with all other non-interest expense categories was $1.0 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively.

Taxes

The effective tax rate for the nine months ending September 30, 2003 was 36.9% compared to 36.2% for the same period in 2002. The effective tax rate for the three months ending September 30, 2003 was 37.8% compared to 38.7% for the same period in 2002.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $5 million. During the first nine months of 2003, the average funds borrowed from correspondent banks was $14,652.

As of July 1999, the Bank became a member of the Federal Home Loan Bank of San Francisco. Certain securities and loans are pledged as collateral. The average funds borrowed through these facilities during the first nine months of 2003 was $30.8 million.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  At September 30, 2003 and 2002, the ratio of liquid assets to deposits and other liabilities was 25.8% and 24.1%, respectively. The ratio of net loans to deposits, another key liquidity ratio, was 79.5% and 67.9% at September 30, 2003 and 2002, respectively.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  During the two-year period ended December 31, 2002 and through the first nine months of 2003 the fluctuation in interest rates creating narrowing net interest margins has been significant to the Bank’s financial position and results of operations. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Exhibit 31.1                               Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2                               Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1                               Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2                               Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.37                        Employment Agreement with David Duarte, President and Chief Operating Officer of Hacienda Bank, dated September 5, 2003 and filed with the SEC in the September 30, 2003 10-QSB.

Exhibit 10.38                        Promissory Note executed on October 3, 2003 for $3.5 million with Pacific Coast Bankers Bank, filed with the SEC in the September 30, 2003 10-QSB.

(b)                                Reports on Form 8-K:

The Company filed the announcement of second quarter 2003 earnings on Form 8-K, Item 9 with the SEC on July 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: October 31, 2003

/s/ Lawrence P. Ward
Lawrence P. Ward
President Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer Executive Vice President

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbank.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-QSB.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 10.37	Employment Agreement with David Duarte, President and Chief Operating Officer of Hacienda Bank, dated September 5, 2003 and filed with the SEC in the September 30, 2003 10-QSB.
Exhibit 10.38	Promissory Note executed on October 3, 2003 for $3.5 million with Pacific Coast Bankers Bank, filed with the SEC in the September 30, 2003 10-QSB.