Form 10KSB
period 2003-12-31
HERITAGE OAKS BANCORP
filed 2004-03-23
CIK 921547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Year ended December 31, 2003

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

Registrant’s revenue for 2003 was $21.971 million. The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 1, 2004 was $47.8 million. As of February 1, 2004, the Registrant had 3,606,559 shares of Common Stock outstanding.

The following documents are incorporated by reference in Part III, Items 9 through 12 and Item 14 of Registrant’s definitive proxy statement for the 2004 annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one)     Yes ☐    No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the war on terrorism and other factors referenced in this report, including in “Item 1. Description of Business-Factors that May Affect Future Results of Operations”. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.          DESCRIPTION OF BUSINESS

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-KSB (Annual Report), Form 10-QSB (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbank.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-KSB.

The Company also posts it’s Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company website.

General

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank (“Heritage”). In 1994, the Company acquired all of the outstanding common stock of Heritage in a holding company formation transaction.

In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware. The Trust is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

On June 11, 2003, the Company entered into an Agreement to Merge and Plan of Reorganization (the “Agreement”) with Hacienda Bank (“Hacienda”), as amended on August 8, 2003, pursuant to which, among other things, (i) Heritage Oaks Merger Corp would merge with and into Hacienda, and (ii) Hacienda would become a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, as amended, the merger was completed on October 31, 2003.  After the merger, the Company became a two-bank holding company owning all of the shares of both Heritage and Hacienda. In connection with the Agreement and the merger, Messrs. Mark Fugate and Alex Simas, previous members of Hacienda’s board of directors, were added to the board of directors of the Company.

Other than holding the shares of Heritage and Hacienda, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve

Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also caused to be incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary.

Banking Services

Heritage was licensed by the California Department of Financial Institutions (“DFI”) and commenced operation in January 1983.  As a California state bank, Heritage is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation (“FDIC”).  Heritage is also subject to certain other federal laws and regulations.  The deposits of Heritage are insured by the FDIC up to the applicable limits thereof. Heritage is not a member of the Federal Reserve System.

Hacienda commenced operations as a national banking association in January 1988. Hacienda converted to a state-chartered bank in December 1997 and is a member of the Federal Reserve System. As a California state bank, Hacienda is subject to primary supervision, examination and regulation by the DFI and the Federal Reserve Board. Hacienda is also subject to certain other federal laws and regulations. The deposits of Hacienda are insured by the FDIC up to the applicable limits thereof.

At December 31, 2003, the Company had approximately $442 million in consolidated assets, $274 million in net consolidated loans, $366 million in consolidated deposits, and $32.3 million in stockholders’ equity.

Heritage is headquartered in Paso Robles, Ca.  with a branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, one branch office in Santa Maria, one branch office in Atascadero and one branch office in Morro Bay. Hacienda is headquartered in Santa Maria, Ca.  with three branch offices in Santa Maria. Heritage and Hacienda (the “Banks”) conduct a commercial banking business in San Luis Obispo County and Northern Santa Barbara County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. They also offer installment note collection, issue cashiers checks and money orders, sell travelers checks, and provide bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Banks do not offer trust services or international banking services and do not plan to do so in the near future.

The Banks’ operating policies since inception have emphasized small business, commercial and retail banking.  Most of the Banks’ customers are retail customers, farmers and small to medium-sized businesses. The Banks take real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Banks have directed virtually all of the lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate.  As of December 31, 2003, these four categories accounted for approximately 17.6%, 1.9%, 17.2% and 63.2% respectively, of the Banks’ loan portfolios.  As of December 31, 2003, $223.6 million or 80.4% of the Banks’ $278.1 million in gross loans consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development. Commercial and agricultural loans increased $8.6 million or 21.4% and other real estate loans or commercial loans secured by real estate increased $69 million or 65% between year-end 2002 and year-end 2003. See “Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Banks’ deposits are attracted by local promotional activities and advertising in the local media.  A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Banks. Heritage has deposit relationships with three, long time customers that engage in mortgage related business, however, these volatile account relationships are included in the volatile liability dependency report that Heritage produces on a monthly basis. These three deposit relationships had average deposit balances of $57.8 million in 2003 compared to $48.2 million in 2002.  Management and the Board of Directors of Heritage are keenly aware that as the mortgage market conditions change, these relationships will be impacted. This is the primary reason for the large balances maintained in over night investing in Federal Funds Sold.  As of December 31, 2003, the Banks had approximately 19,351 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $258.9 million for an average balance per account of approximately  $13 thousand; 8,612 savings accounts with balances totaling $32.3 million for an average balance per account of approximately  $4 thousand; and 2,308 time certificate of deposit accounts with balances totaling $75.2 million, for an average balance per account of approximately  $33 thousand.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income. For the year ended December 31, 2003, these sources comprised 72.5%, 10.2%, 9.7%, 4.0% and 3.6%, respectively, of the Company’s total operating income.

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services, except as otherwise discussed herein.  There has been no significant change in the types of services offered by the Banks’ since their inception. The Company has no present plans regarding “a new line of business” requiring the investment of a material amount of total assets.  Most of the Company’s business originates from San Luis Obispo and Northern Santa Barbara Counties and there is no emphasis on foreign sources and application of funds. The Company’s business, based upon performance to date, does not appear to be seasonal. Management of the Company is unaware of any material effect upon the Company’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

Heritage holds service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design, the “Oakley” design and “Deeply Rooted in Your Hometown”:

Developments

Branch Acquisitions

On July 16, 2001, Heritage and Westamerica Bank, a California banking corporation, entered into a Branch Purchase and Assumption Agreement (“Agreement” included as an Exhibit in Company’s September 30, 2001 10-QSB), pursuant to which Heritage purchased the four Westamerica Bank Branches in San Luis Obispo County (“Branches”).  The Branches were located in the cities of Arroyo Grande, Morro Bay, Paso Robles and San Luis Obispo. In addition, Heritage acquired Westamerica Bank’s interest in the real estate of each of the Branches, whether they were owned or leased.

Under the Agreement, Heritage Oaks Bank assumed all deposit liabilities and other liabilities set forth in the Agreement and purchased certain of the assets of the Branches.  It did not purchase any of the loans of the Branches which were retained by Westamerica Bank.  All employees of the Branches (except one loan officer designated by Westamerica) were offered employment by Heritage. On November 9, 2001, the transaction closed.

Junior Subordinated Debentures

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures “ (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032.  Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 4.92% as of December 31, 2003.  The floating rate, however, may not exceed 11.0% for the first five years. The debt securities can be called at any time commencing on April 22, 2007, at par.  The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I.  The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Sandler O’Neill & Partners, L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  Sandler O’Neill assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  See, “Factors That May Affect Future Results of Operations -  Trust Preferred Securities.”

Facilities Expansion

On July 26, 2002, Heritage purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. In February 2003, Heritage entered into a Construction Agreement with HBE Financials Facilities to construct a 5,000 square foot full service branch. The “turn-key” price for the construction is $1.8 million. Heritage relocated the existing “Woodland” branch office, that was located at 171 Niblick Road, Paso Robles, Ca. The new facility opened on February 17, 2004.

On July 3, 2003, Heritage closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to Heritage’s Headquarters. The purchase price was $1.1 million. It is Heritage’s intention to build a new structure on the site to allow for the consolidation of all administrative functions of Heritage within the new facility. Heritage anticipates that this project will be complete in the second quarter of 2005.

Bank Acquisition

On June 11, 2003, the Company entered into an Agreement with Hacienda , as amended on August 8, 2003, pursuant to which, among other things, (i) Heritage Oaks Merger Corp would merge with and into Hacienda, and (ii) Hacienda would become a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, as amended, the merger was completed on October 31, 2003.  After the merger, the Company became a two-bank holding company owning all of the shares of both Heritage and Hacienda.

The shareholders of Hacienda who elected cash received cash for their shares based on a value of $6.75 per share; those who elected stock received ..5208 shares of the Company common stock for each share of Hacienda common stock, and those that elected for a combination of the two received the appropriate allocations of the elections made. The amount of cash and the Company common stock was subject to certain allocation procedures designed to ensure that at least 75% of the total consideration paid to holders of Hacienda common stock was paid in the Company common stock. Since elections were made for more than the maximum stock amount, Hacienda shareholders who elected stock had a pro-rata reduction in the amount of stock they received and received cash for the difference. The amount of cash paid was approximately $2.6 million and there were 602,485 shares of the Company’s common stock issued.

In connection with the Agreement and the merger, Messrs. Mark Fugate and Alex Simas, previous directors of Hacienda’s board of directors, were added to the board of directors of the Company.

Earthquake

On December 22, 2003, a 6.5 magnitude earthquake rocked the California Central Coast. The earthquake was centered in San Simeon, an area approximately 20 miles west of Paso Robles where the Company is headquartered. There was the tragic loss of two lives in Paso Robles. The greatest amount of property damage was centered in downtown Paso Robles. The Company did not sustain any structural damage to its facilities and there were no injuries to any employees or their families. City officials reacted quickly and obtained disaster status from state and federal agencies. Business’ in the downtown area experienced a moderate decline in activity, however, the area has already begun to rebuild and things are getting back to normal. Within days after the earthquake, the Company performed an assessment as to any financial impact it could expect regarding effect to customers and their ability to repay any outstanding debt. The assessment revealed that there was no expected material impact to the Company.

Employees

As of February 1, 2004, Heritage and Hacienda had 134 and 30 full-time equivalent employees, respectively. The Company has only two salaried employees (the internal auditor and assistant). The Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer of the Company hold similar positions at both Heritage and Hacienda. Compensation for these three officers is paid by Heritage and billed back to Hacienda through the means of a Service Agreement between the Banks.

The Company believes that the work conditions, wages, and benefits it offers to its employees are competitive with those offered by other employers in this area and in this industry. If employees have concerns about work conditions or compensation, they are strongly encouraged to voice these concerns openly and directly to their supervisors.

Our experience has shown that when employees deal openly and directly with supervisors, the work environment can be excellent, communications can be clear, and attitudes can be positive. We believe that the Company amply demonstrates its commitment to employees by responding effectively to any concerns. The Banks conduct weekly “Staff Meetings” that include, but are not limited to, current events within the banks and community, training on products and services, introduction of new employees and acknowledgement of staff members who have performed in an exemplary manner.

Our intent is to have the most knowledgeable employees in our market area.

The Company recently updated and distributed its “Employee Handbook” that is designed to acquaint employees with the Company and to provide information about working conditions, employee benefits and the policies affecting their employment. It describes many of the employee responsibilities and outlines programs developed by the Company to benefit the employee. The main objective is to provide a work environment that is conducive to both personal and professional growth.

In 1999, Heritage put into action a Corporate Culture Survey that allows employee to respond anonymously to nearly 100 questions regarding communication, training, management effectiveness and many other pertinent areas. This survey is conducted annually during the fourth quarter. The results of the survey provide Senior Management and the Board with information that assists in future endeavors to address areas where there is an opportunity to improve. During the past five years, the overall “rating” has shown measured improvement. Senior Management and the Board of Directors consider this to be one of the most important achievements for the Company. This program was implemented for Hacienda in February 2004.

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

Heritage recognized in 2000 that there would be over capacity in the production of wine grapes in our market area. As a result, efforts were made to move a significant portion of the vineyard development loan portfolio out of Heritage and into the government sponsored Farmer Mac program. Heritage has approximately $1.8 million of remaining vineyard development loans on the books at December 31, 2003. Because of these actions on the part of Heritage, it is the opinion of Management that there would not be any negative impact from the current state of the wine grape industry.

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

The Company’s business is concentrated in its service area, which encompasses San Luis Obispo County and Northern Santa Barbara County. In order to compete with other financial institutions in its service area, the Banks rely principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Banks emphasize to customers the advantages of dealing with a locally owned and community oriented institution. The Banks also seek to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Banks are not authorized or prepared to offer currently. The Banks have made arrangements with correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of either Bank’s legal lending limits, the Banks have offered, and intend to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2003, Heritage and Hacienda’s legal lending limits to a single borrower and such borrower’s related parties was approximately $4.7 million and $2.0 million on an unsecured basis and approximately $7.9 million and $3.3 million on a fully secured basis, respectively. These calculations are based on regulatory capital plus reserves of $31.5 million and $13.4 million, respectively for Heritage and Hacienda.

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

Effect of Government Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on deposits and other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in the portfolio comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company . Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See “Supervision and Regulation-Financial Services Modernization Legislation and Sarbanes – Oxley Act of 2002”.

Supervision and Regulation

General

The Company and the Banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (the “SEC”)

The Banks

Heritage and Hacienda are chartered under the laws of the State of California and their deposits are insured by the FDIC to the extent provided by law. Heritage is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Hacienda is a member bank of the Federal Reserve System and is subject to the supervision of, and is regularly examined by, the DFI and the Federal Reserve Board (FRB).  For both banks, such supervision and regulation include comprehensive reviews of all major aspects of the Banks’ business and condition. Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Banks. Federal and California statutes relate to many aspects of the Banks’ operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Banks are required to maintain certain levels of capital.

If, as a result of an examination of a bank, the FDIC, Federal Reserve Board or the DFI   should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations are unsatisfactory or that a bank or its respective management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate deposit insurance, which for a California chartered bank would result in a revocation of the bank’s charter.

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

The following table presents the amounts of the capital ratios for the Company and the Banks and the requirements for a well- capitalized company compared to its minimum regulatory capital requirements as of December 31, 2003:

	Minimum Regulatory Capital Requirements	Heritage Oaks Bancorp	Heritage Oaks Bank	Hacienda Bank

Leverage Ratio	4.00%	8.30%	8.61%	7.21%
Tier I Risk Weighted	4.00%	10.15%	10.82%	9.57%
Total Risk Based	8.00%	11.14%	11.78%	10.65%

Under applicable regulatory guidelines, the Banks were considered “Well Capitalized” at December 31, 2003.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2003, the subsidiary trust had $8 million in trust preferred securities outstanding, of which $8 million qualify as Tier 1 capital.  See “Factors That May Affect Future Results of Operations - Trust Preferred Securities.”

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of a Bank is less than the greater of (i) 4% of the banks total assets or (ii) $1,000,000.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Banks up to the prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the bank insurance fund is nearing its minimum ratio of 1.25% on insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Banks would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

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

In addition, the Banks are subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Banks. The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Banks.

The Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

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

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”).  IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Transactions between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The Federal Reserve Board issued Regulation W on October 31, 2002, which comprehensively implements Sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the Federal Reserve Board’s interpretations of Section 23A and 23B.  Regulation W had an effective date of April 1, 2003.

Community Reinvestment Act

The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance.” At its last examination by the FDIC, Heritage received a CRA rating of “Satisfactory.” At its last examination by the FRB, Hacienda received a CRA rating of “Satisfactory”.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  Pursuant to these rules, financial institutions must provide:

•                  initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public information to nonaffiliated third parties and affiliates;

•                  annual notices of their privacy policies to current customers; and

•                  a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws.  For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Interagency Guidance on Response Programs to Protect Against Identity Theft

On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances.  The proposed guidance:

•                                interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•                                describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

Factors That May Affect Future Results of Operations

In addition to other information contained in this Annual Report, the following risks may affect the Company and/or the Banks. If any of these risks occur, the Company’s or Banks’ business, financial condition or operation results could be adversely affected.

Dependence on Real Estate

A significant portion of the loan portfolio of the Banks is dependent on real estate. At December 31, 2003, real estate served as the principal source of collateral with respect to approximately 80.4% percent of the combined Banks’ loan portfolios. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Banks, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes,  floods and draughts, which may cause uninsured damage and other loss of value to real estate and crops that secures these loans, may also negatively impact the Company’s financial condition. See, “Item 6. -Management’s Discussion and Analysis- Financial Condition Analysis, Loans”.

Interest Rate Changes

The earnings of the Company are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Company must pay on deposits and borrowings. The difference between the rates the Banks receive on loans and securities and the rates they must pay on deposits and borrowings is known as the interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Company’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Our analysis indicates that the decrease in the target federal funds rate announced by the Federal Reserve Board in 2003 resulted in a decrease of 68 basis points in the Company’s average interest rate spread from that of 2002. If interest rates continue to decline, competitive pressure and other factors may prevent us from making proportionate decreases in the interest rates we pay on deposits, especially MMDA and NOW accounts, resulting in a larger decrease in our interest rate spread. Although the Company believes the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

Competition

Competition may adversely affect our performance. The financial services business in our market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of the services we provide. Increasing levels of competition in banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending on the nature or level of competition.

Regulation

The Company is subject to government regulation that could limit or restrict our activities, adversely affecting our operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit our shareholders. The regulations impose significant limitations on our operations, and may be changed at any time to impose significant new limitations, possibly causing our results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

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

Operating Strategies

From time to time, the Company develops long-term financial performance goals to guide and measure the success of our operating strategies.  The Company can make no assurance that we will be successful in achieving these long-term goals or that our operating strategies will be successful.  Achieving success in these areas is dependent on a number of factors, many of which are beyond the Company’s direct control.  Factors that may adversely affect the Company’s ability to attain its long-term financial performance goals include:

•                  Deterioration of asset quality;

•                  Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•                  Inability to increase non-interest income

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

Borrowers’ Failure to Perform

A significant number of our borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for us. This risk increases when the economy is weak. We have adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect our results of operations.

Operations Risks

The Banks are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The

Banks maintain a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Banks’ internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

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

War on Terrorism

The terrorist attacks of September 11, 2001, the ensuing worldwide war on terrorism and the war with Iraq may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. US banking agencies have warned of the possible impact of such events on the capital ratios of banks.

Company Cash Flow

As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends from the Banks. Various statutory provisions restrict the amount of dividends the Banks can pay to the Company without regulatory approval.

Trust Preferred Securities

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we have deconsolidated the subsidiary trust which has issued Trust Preferred Securities for Heritage Oaks Bancorp, and its financial position and results of operations are not included in our consolidated financial position and results of operations.  Accordingly, the Trust Preferred Securities which had previously been reported as a liability have been replaced by the subordinated debt issued by Heritage Oaks Bancorp to the trust.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II Capital.  Under applicable regulatory guidelines, $8 million of the outstanding Trust Preferred Securities qualify as Tier I Capital at December 31, 2003.  On July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of trust preferred securities as Tier I Capital despite the deconsolidation of these securities.  That Supervisory Letter remained in effect at December 31, 2003, and we continue to include these securities in our Tier I Capital.  There remains the potential that this determination by the Federal Reserve Board may change at a later date.

If Tier I Capital treatment for our Trust Preferred Securities were disallowed, there would be a reduction in our consolidated capital ratios.  The following table shows as of December 31, 2003 (1) Heritage Oaks Bancorp’s current capital position, (2) our pro forma capital position if the Federal Reserve Board granted Tier II status to our Trust Preferred Securities, (3) our pro forma capital position if the Federal Reserve Board excludes entirely our Trust Preferred Securities from capital and (4) the minimum regulatory capital requirements for well capitalized status.

		Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio

(1)	Heritage Oaks Bancorp	8.30%	10.15%	11.14%
(2)	Assuming Trust Preferred Securities only qualified as Tier II Capital	6.28%	7.68%	11.14%
(3)	Assuming Trust Preferred Securities are excluded entirely from capital	6.28%	7.68%	8.67%
(4)	Minimum regulatory requirements for adequately-capitalized status	4.00%	4.00%	8.00%

As the table shows, the Company would remain “adequately-capitalized” in the event that the Federal Reserve Board elected to change its position with regards to Tier I and Tier II capital treatment of Trust Preferred Securities. If Tier I capital treatment were disallowed, the Company may be able to redeem the Trust Preferred Securities pursuant to their terms, and have the ability to identify and obtain alternative sources of capital.

ITEM 2. DESCRIPTION OF PROPERTIES

Heritage and the Company occupy a permanent headquarters facility that is located at 545 Twelfth Street, Paso Robles, Ca. The purchase price for the headquarter office, was approximately $1,000,000 for the building and land.  This building has approximately 9,000 square feet of space and off-street parking.  Heritage has remodeled this building at an approximate cost of $300,000.

Heritage has a non-banking office, located at 600 Twelfth Street, Paso Robles (directly across from its present headquarters) that was purchased by Heritage on December 23, 1986, for approximately $400,000 from an unaffiliated party.

In June of 1994, Heritage opened a branch at 171 Niblick Rd., Paso Robles, Ca.  Heritage leases this 1,400 square foot branch for approximately $2,000 per month. On February 24, 2000, Heritage renewed the lease for an additional five-year term. On February 17, 2004, the branch customer base was relocated to 1400 South River Road and the existing facility currently houses an ATM and administrative offices.

On June 26, 1997 Heritage executed a lease for its branch office at 297 Madonna Road, San Luis Obispo.  The branch was previously located in premises that were acquired from La Cumbre Savings, which lease expired in 1997.  The new branch lease is for 6,200 square feet of which Heritage subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and Heritage pays 42%.  The rent under the lease for the entire space is approximately $7,750 a month. In June, 2002, the rent re-priced to 95% of the prevailing fair market value and increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

Heritage opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, Ca in April 1996.  Heritage is leasing a building containing approximately 5,618 square feet for approximately $7,800 per month. The original lease expired on February 28, 2001 and Heritage executed its option to extend for a period of five years. As of January 2003, Heritage has obtained two additional five year options to extend.

On February 21, 1997, Heritage acquired the Cambria branch of Wells Fargo Bank located at 1276 Tamson Drive, Cambria. Heritage leases this 2,916 square foot branch for approximately $3,200 per month, subject to adjustments for cost of living increases and certain pass-throughs. In December 2003, Heritage exercised an option to extend the lease for an additional five years and there is one additional five year option to extend remaining in the lease.

On August 26, 1998, the Company purchased property located at 9900 El Camino Real, Atascadero.  The purchase price was $271,160.  The Company constructed a building with a total of 3,500 square feet of floor space.  The total cost of improvements was $440,765 plus furniture and fixtures.  On April 1, 1999, the Company entered into a five-year lease agreement, with three five-year options to renew, with Heritage at the rate of $4,725 per month or $1.35 per square foot. Comparatives were obtained to ensure that the lease amount was at fair market value.

On November 1, 1998, Heritage entered into a 10-year lease with an unaffiliated party to lease property known as 1660 South Broadway, Santa Maria, Ca.  The lease calls for monthly payments based on a triple net price of $1.15 per square foot or approximately $5,395 per month.  The rent will adjust each November by the Consumer Price Index or a maximum of 6%. The lease will expire on October 31, 2008, with Heritage having three five-year options to renew.

On July 1, 2001 Heritage entered into a 9-month lease with an unaffiliated party to lease property located at 1360 Grand Avenue, Arroyo Grande, Ca. The lease calls for monthly payments based on a triple net price of approximately $4,200 per month. Heritage did not renew or renegotiate this lease at its expiration. The short-term nature of this lease was due to Heritage’s knowledge that it was acquiring a branch office from Westamerica Bank (seller) that was in close proximity to the leased facility. On November 9, 2001, the seller conveyed title to the land and building located at 1255 Grand Avenue, Arroyo Grande, Ca. Heritage consolidated the existing Bank branch into the newly acquired facility. The appraised fair value of the acquired location was $800,000.

On November 9, 2001, Heritage also acquired from Westamerica Bank (seller), a branch office located at 310 Morro

Bay Blvd., Morro Bay, Ca. The seller conveyed title to the building at the closing. The appraised fair value of the acquired building was $200,000. The building is on leased land. The seller assigned and Heritage assumed the lease that expires on April 1, 2012. The monthly lease payment is $2,200.

On July 26, 2002, Heritage purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. In February 2003, Heritage entered into a Construction Agreement with HBE Financials Facilities to construct a 5,000 square foot full service branch. The “turn-key” price for the construction is $1.8 million. Heritage relocated the existing “Woodland” branch office,  located at 171 Niblick Road, Paso Robles, Ca. to the new facility on February 17, 2004.

On July 3, 2003, Heritage closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to Heritage’s Headquarters. The purchase price was $1.1 million. It is Heritage’s intention to build a new structure on the site to allow for the consolidation of all Administrative functions of Heritage within the new facility. Heritage anticipates that this project will be complete in the second quarter of 2005.

Hacienda leases the premises located 361 Town Center West Santa Maria, California 93458 which is Hacienda’s headquarters office.  The Town Center West office is a two story design of approximately 14,000 square feet.   Hacienda’s lease expires July 31, 2012 in which Hacienda makes lease payments of $15,382 per month.  Hacienda also subleases part of the 2nd floor of the Town Center West office to one lessee.  The sublease has payments of $2,475 per month and expires October 1, 2006.

Hacienda owns the premises located at 2239 South Broadway, Santa Maria, California 93455, which is Hacienda’s South Broadway office. The South Broadway office consists of approximately 3,700 net square feet which include drive-up facilities and parking for approximately 30 vehicles.  The cost of the land and premises was approximately $2.2 million and was opened in July 2002.

Hacienda also leases premises located at 1125 East Clark Ave, Santa Maria, California, 93455 which is Hacienda’s Oak Knolls office.  The Oak Knolls office consists of approximately 4,600 square feet.  Hacienda’s lease expires on June 30, 2008, and current lease payments are $5,721 per month.  Hacienda also has an option to extend the term for an additional five-year period and also two additional two-year periods.

The Company believes its present facilities are adequate for its present needs. The Company believes that the insurance coverage on all properties is adequate.

ITEM 3. LEGAL PROCEEDINGS

The Banks are, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.  Neither the Company nor the Banks are a party to any pending material legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s or the Banks’ business).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 21, 2003, the Company held a special meeting of shareholders. At the meeting, shareholders were asked to vote on the proposal to approve the principal terms of the merger and merger agreement pursuant to which Hacienda Bank would become a wholly-owned subsidiary of the Company. The shareholders approved the transaction by a majority vote. Of the shares voted, the number of votes “for” the transaction was 2,255,910 or 75.8%, the number of votes “against” the transaction was 17,676 or .60% and the number of abstaining votes was 1,790 or .1% of the outstanding shares, respectively.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited over-the-counter market for the Company’s Common Stock.  The Company’s Common Stock is not listed on any exchange or market.  However, Maguire Investments, Inc., Hoefer & Arnett, Inc., The Seidler Companies, Sandler O’Neill & Partners and Wedbush Morgan Securities make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board under the symbol

“HEOP.OB”.

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last three years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett, Inc., The Seidler Companies and Wedbush Morgan Securities.  These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended	Bid Prices
2003	Low	High
March 31	$10.60	$13.00
June 30	11.00	13.25
September 30	11.70	13.95
December 31	13.55	18.00

2002	Low	High
March 31	$12.85	$12.85
June 30	12.88	13.00
September 30	12.80	13.20
December 31	11.50	11.65

2001	Low	High
March 31	$8.75	$8.50
June 30	11.00	11.44
September 30	11.50	12.25
December 31	12.00	13.00

Prices listed above have been adjusted to reflect all stock dividend and split activity.

Holders

As of February 1, 2004, there were approximately 1,434 holders of the Company’s Common Stock.  There are no other classes of equity outstanding.

Dividends

The Company is a legal entity separate and distinct from the Banks. The Company’s shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities. Refer to “Item 6. Management’s Discussion and Analysis of Financial condition and Results of Operations” on junior subordinated debenture limitations on dividends.

The ability of the Company to pay a cash dividend and to service the debt on its junior subordinated debenture depends largely on the Banks’ ability to pay a cash dividend to the Company.  The payment of cash dividends by the Banks is subject to restrictions set forth in the California Financial Code (the “Financial Code”).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law. (See, “Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.”)  Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

Under these provisions, the amount available for distribution from Heritage and Hacienda to the Company was approximately $8,640,865 and $107,970, respectively at December 31, 2003.

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

The following table summarizes information as of December 31, 2003 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Plan Category	Plan Year	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1990	2,134	$4.22	-0-
	1997	447,622	$6.44	67,832
Equity compensation plans not approved by security holders		-0-	-0-	-0-
Total		449,756	$6.43	67,832

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 2003.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Executive Summary

The table below provides selected financial data that highlights the Company’s performance results for the three years ending December 31, 2001, 2002 and 2003.

SELECTED FINANCIAL DATA

	December 31,
	2001	2002	% Change 2001 to 2002	2003	% Change 2002 to 2003
Return on Average Assets	1.22%	0.98%	-19.67%	1.05%	7.14%

Return on Average Equity	15.74%	15.56%	-1.14%	15.52%	-0.26%

Average Equity to Average Assets	7.74%	6.33%	-18.22%	6.76%	6.79%

Net Interest Margin	6.43%	5.04%	-21.62%	4.82%	-4.37%

Efficiency Ratio*	72.47%	69.18%	-4.54%	67.13%	-2.96%

Average Loans to Average Deposits	83.80%	77.63%	-7.36%	81.74%	5.29%

Net Income (in thousands)	$2,346	$2,739	16.75%	$3,596	31.29%

Average Assets (in thousands)	$192,459	$278,332	44.62%	$342,923	23.21%

Earnings Per Share:
Basic	$0.82	$0.94	14.63%	$1.18	25.53%
Diluted	$0.76	$0.86	13.16%	$1.10	27.91%

*The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

In order to understand our performance over the last three years, we must begin our discussion with the Net Interest Margin (NIM). Beginning in January 2001 and continuing through July 2003, actions by the Federal Reserve to cut target interest rates resulted in the Prime Rate being reduced from 9.50% to 4.00%. Historically, the largest source of income for the Company is that which is created by net interest income. This reduction in rates, specifically as it relates to a) 30% of the Company’s gross loan portfolio that adjust with Prime and other indices and b) securities in the Investment portfolio that react to rate fluctuations, made it very difficult to maintain the level of the NIM for 2002 and 2003 that the Company had experienced in the past. Despite this interest rate environment, the Company was able to exceed prior year earnings and EPS by growing average earning assets and reducing the Efficiency Ratio year over year.

In 1999, Heritage put into action a Corporate Culture Survey that allows employee to respond anonymously to nearly 100 questions regarding communication, training, management effectiveness and many other pertinent areas. This survey is conducted annually during the fourth quarter. The results of the survey provide Senior Management and the Board with information that assists in future endeavors to address areas where there is an opportunity to improve.

During the past five years, the overall “rating” has shown measured improvement. Senior Management and the Board of Directors consider this to be one of the most important achievements for the Company. This program was implemented for Hacienda in February 2004.

In April 2002, the Company implemented an investment strategy by borrowing $38 million from the Federal Home Loan Bank (FHLB) and investing $40 million in mortgage backed securities. This strategy has worked well to provide real dollars to the bottom line and assist to maintain a desirable Return on Average Equity (ROE).  However, Return on Average Assets (ROA) suffered somewhat in 2002 by the instantaneous increase in total assets that is typical with this type of strategy. Management believes that ROE weighs more heavily than ROA in terms of measuring performance for the shareholder. This investment strategy has been winding down with the accelerated pre-payments experienced in Mortgaged Backed Securities (“MBS”) as the result of long term rates declining at a greater pace than Federal Reserve Board actions to reduce rates. The Company has reduced the borrowing with the FHLB by $9.5 million to react to this change.

Certainly one of the most notable recent events by the Company was the acquisition of Hacienda Bank that took place on October 31, 2003. Hacienda had approximately $90 in assets at December 31, 2003. This acquisition was the culmination of many years effort to have a greater presence in the city of Santa Maria. In reviewing market share data (provided by the FDIC as of June every year) within the Company’s primary service area of San Luis Obispo and Northern Santa Barbara counties, it was very clear that the city of Santa Maria with 28% of the total deposit base provided opportunity for growth. In order to obtain more market share, the Company needed a greater presence than the existing one branch office that was opened in 1999. The Company views this acquisition as a positive step to enhancing market share and shareholder return. It is anticipated that the acquisition will be accretive to earnings in 2004.

The Company continues to focus on increased market share in each city within its primary market area. In 2002, marketing plans were initiated to reach the long term goal of at least a pro rata share of deposits in each market. Measured calling programs for both lending and operational staff have been implemented utilizing among other resources a Customer Relationship Management (CRM) system. While competition remains robust in the Central Coast with numerous independent banks headquartered here and the typical plethora of major financial institutions, the Company believes that our unique corporate culture that concentrates on our staff will ultimately be our best tool to accomplish our market share goals.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of recoveries. The allowance for loan and lease losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the level of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

Securities Available for Sale

The fair value of most securities that are designated available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove nonexistent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 9 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Supplemental Employee Compensation Benefits Agreements

As described in Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

Earnings Overview

When viewing data for the year 2003, it is important to keep in mind that Hacienda was acquired by the Company on October 31, 2003. Income and expense for Hacienda that is included in the Company consolidation is for the months of November and December 2003 only. Hacienda contributed $108 thousand to the net after-tax income of the Company in 2003.

The Company reported net income for 2003 of $3.6 million compared to $2.7 million for 2002. This represents an increase of 31.3% and was accomplished by increasing average earning assets and lowering the efficiency ratio by 205 basis points.  Net income reported for 2002 represented an increase of 16.7% more than 2001 net income of $2.3 million. Basic earnings per share were $1.18, $.94 and $.82 at December 31, 2003, 2002 and 2001, respectively. Diluted earnings per share were $1.10, $.86 and $.76 at December 31, 2003, 2002 and 2001, respectively.

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

The tables below sets forth changes from 2002 to 2003 for average interest earning assets and their respective average yields. Due to the declining yields on earning assets, the Company had to increase average earning assets for the year in order to augment net interest income. The Company was able to grow the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Loan underwriting criteria was not compromised while accomplishing this. The tax-exempt portion of the investment portfolio was also increased while giving up only 24 basis points in the average yield. The Company has significant room to grow in tax-exempts before bumping up against the Alternative Minimum Tax issue with the IRS. The taxable investment portfolio continued to experience accelerated pre-payments throughout the year which made it difficult to maintain the outstanding balances. The yield on average taxable investments dropped 90 basis points for 2003 from 2002 due to these prepayments.

	Average Balance
(dollars in thousands)	2002	2003	$ Variance	% Variance
Interest Earning Assets:
Time deposits with other banks	$169	$661	$492	291.12%
Investment securities taxable	43,502	42,353	(1,149)	-2.64%
Investment securities non-taxable	6,358	10,129	3,771	59.31%
Federal funds sold	24,799	25,602	803	3.24%
Loans	173,861	226,707	52,846	30.40%

Total interest earning assets	248,689	305,452	56,763	22.82%

	Average Yield
	2002	2003	Variance
Interest Earning Assets:
Time deposits with other banks	2.96%	1.97%	-0.99%
Investment securities taxable	4.44%	3.54%	-0.90%
Investment securities non-taxable	4.72%	4.48%	-0.24%
Federal funds sold	1.61%	1.09%	-0.53%
Loans	7.71%	7.03%	-0.68%

Total interest earning assets	6.45%	5.95%	-0.50%

The tables below sets forth changes from 2002 to 2003 for average interest bearing liabilities and their respective average rates paid. The Company continues to enjoy a low cost of funds, specifically in regard to interest bearing deposits. The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years. The average rate paid on “Other Borrowing” increased in 2003 due to the maturity schedule for borrowing related to the FHLB that was initiated in April 2002. Heritage borrowed $9.5 million, $9.5 million and $19 million from the FHLB with maturities in April 2003, 2004 and 2005, respectively and at the rate of 2.63%, 3.71% and 4.35%, respectively. In October 2003, the Company requested the full disbursement of a $3.5 million line of credit with Pacific Coast Bankers Bank to assist in the acquisition of Hacienda. The details of this transaction can be found in the “Capital” section of this item.

	Average Balance
(dollars in thousands)	2002	2003	$ Variance	% Variance
Interest -bearing liabilities:
Savings/NOW/money market	92,800	116,965	24,165	26.04%
Time deposits	46,453	51,049	4,596	9.89%
Other Borrowings	28,967	31,396	2,429	8.39%
Long Term Debt	6,000	8,000	2,000	33.33%

Total interest-bearing liabilities	174,220	207,410	33,190	19.05%

	Average Rate Paid
	2002	2003	Variance	% Variance
Interest -bearing liabilities:
Savings/NOW/money market	0.84%	0.53%	-0.31%	-36.34%
Time deposits	2.77%	2.21%	-0.56%	-20.32%
Other Borrowings	3.70%	4.10%	0.40%	10.87%
Long Term Debt	5.92%	5.31%	-0.61%	-10.31%

Total interest-bearing liabilities	2.00%	1.67%	-0.33%	-16.68%

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2001, 2002 and 2003. The average balance of non-accruing loans has been included in loan totals.

	2001			2002			2003
(dollars in thousands)	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest	Average Balance	Avg Yield Rate Paid	Amount Interest
Interest Earning Assets:
Time deposits with other banks	$338	3.85%	$13	$169	2.96%	$5	$661	1.97%	$13
Investment securities taxable	9,415	5.58%	525	43,502	4.44%	1,931	42,353	3.54%	1,499
Investment securities non-taxable	5,928	4.74%	281	6,358	4.72%	300	10,129	4.48%	454
Federal funds sold	10,162	3.56%	362	24,799	1.61%	400	25,602	1.09%	278
Loans (1) (2)	145,757	9.11%	13,280	173,861	7.71%	13,399	226,707	7.03%	15,930

Total interest earning assets	171,600	8.43%	14,461	248,689	6.45%	16,035	305,452	5.95%	18,174

Allowance for possible loan losses	(1,545)			(2,088)			(3,164)
Non-earning assets:
Cash and due from banks	14,031			18,588			22,750
Property, premises and equipment	2,972			3,953			6,011
Other assets	5,401			9,190			11,874

TOTAL ASSETS	$192,459			$278,332			$342,923

Interest -bearing liabilities:
Savings/NOW/money market	66,562	1.45%	964	92,800	0.84%	779	116,965	0.53%	625
Time deposits	49,037	4.82%	2,365	46,453	2.77%	1,286	51,049	2.21%	1,126
Other Borrowings	1,496	6.75%	101	28,967	3.70%	1,071	31,396	4.10%	1,287
Long Term Debt	0	0.00%	0	6,000	5.92%	355	8,000	5.31%	425

Total interest-bearing liabilities	117,095	2.93%	3,430	174,220	2.00%	3,491	207,410	1.67%	3,463

Non-interest bearing liabilities:
Demand deposits	58,350			84,702			109,349
Other liabilities	2,113			1,803			2,995

Total liabilities	177,558			260,725			319,754

Stockholders’ equity
Common stock	7,311			9,037			12,649
Retained earnings	7,615			8,437			10,143
Valuation Allowance Investments	(25)			133			377

Total stockholders’ equity	14,901			17,607			23,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,459			$278,332			$342,923

Net Interest Income			$11,031			$12,544			$14,711
Net Interest Margin (3)		6.43%			5.04%			4.82%

(1)   Nonaccrual loans have been included in total loans.

(2)   Loan fees of $609, $753 and $754 for 2001, 2002 and 2003, respectively, have been included in the interest income computation.

(3)   Net interest income has been calculated by dividing the net interest income by total earning assets.

Note: All average balances have been computed using daily balances.

RATE/VOLUME ANALYSIS

	2001			2002			2003
Increase (decrease) in:	Average Bal/Vol	Average Rate	Total	Average Bal/Vol	Average Rate	Total	Average Bal/Vol	Average Rate	Total

Interest income:
Loans (1)	$2,279	$(1,699)	$580	$2,559	$(2,441)	$118	$3,794	$(1,263)	$2,531
Investment securities taxable	(107)	(88)	(195)	1,898	(492)	1,406	(51)	(381)	(432)
Investment securities non-taxable (2	(8)	(17)	(25)	(11)	1	(10)	270	(36)	234
Taxable equivalent adjustment (2):	4	8	12	31	(2)	29	(92)	12	(80)
Interest-bearing deposits	6	(1)	5	(5)	(2)	(7)	15	(7)	8
Federal funds sold	394	(279)	115	523	(485)	38	13	(135)	(122)
Total	2,568	(2,076)	492	4,995	(3,421)	1,574	3,949	(1,810)	2,139

Interest expense:
Savings, now, money market	201	(614)	(413)	381	(566)	(185)	203	(357)	(154)
Time deposits	174	(331)	(157)	(125)	(954)	(1,079)	128	(288)	(160)
Other borrowings	(130)	—	(130)	1,854	(884)	970	88	128	216
Long term borrowings	—	—	—	—	355	355	119	(49)	70
Total	245	(945)	(700)	2,110	(2,049)	61	538	(566)	(28)

Increase (decrease) in net
Interest income	$2,323	$(1,131)	$1,192	$2,885	$(1,372)	$1,513	$3,411	$(1,244)	$2,167

(1) Loan fees of $609, $753 and $754 for 2001, 2002 and 2003, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2003 balances indicate that the net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within the Company’s policy guidelines for such changes.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%
Change in Net Interest Income	(10.25)%	(6.59)%	7.47%	15.30%

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors effecting these estimates and assumptions include, but are not limited to 1) competitor behavior,    2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income. Therefore, the results of this analysis should not be relied upon as indicative of actual future results.

Non-Interest Income

The table below sets forth changes from 2002 to 2003 for non-interest income.

(amount in thousands) Fees and Other Income	2002	2003	$ Variance	% Variance
Service Charges on Deposit Accounts	$1,433	$1,723	$290	20.2%
ATM/Debit Card Transaction/Interchange Fees	494	406	(88)	-17.8%
Bankcard Merchant Fees	123	100	(23)	-18.7%
Mortgage Broker Fees	767	880	113	14.7%
Earnings on Cash Surrender Value Life Ins	304	264
Other	342	364	22	6.4%

Total	$3,463	$3,737	$274	7.9%

Increases in Service Charges on Deposit Accounts are the direct effect of deposit growth in 2003.

The decrease in ATM/Debit Card related fees was impacted by the cessation of off-site ATMs in 2002 that generated $128 thousand in revenue that year. The offset to this was a decrease in processing expense of approximately $89 thousand the same year. Bancard Merchant Fees decreased due to the scheduled change in compensation as the result of Heritage selling its bancard portfolio in 1999. Pursuant to the sales agreement, compensation provisions called for certain basis points payment based on gross sales. In September 2002, the basis points paid to Heritage were reduced.

Mortgage Broker Fees increased due to the robust refinancing and purchase markets in the first half of 2003. This activity waned during the second half of the year due to rising long term rates that have a direct impact to mortgage rates. Management reports that during the first two months of 2004, the mortgage origination pipeline has begun to increase due, once again, to long term rates coming down. Management is very aware that the revenue generated by this line of business is impacted by rate volatility and that in a rising rate environment there will be a decrease in activity. To mitigate material decreases in net revenue from this line of business, Management has taken steps to ensure that fixed costs are minimal due to commission based remuneration. In addition, the Company has been positioning itself throughout 2002 and 2003 for future market penetration with sales representation in all markets that it services. A concerted marketing effort is in place to capture more of the mortgage origination business in the Company’s primary market area even in a rising rate environment.

Non-Interest Expenses

The table below sets forth changes from 2002 to 2003 for non-interest expense.

(amount in thousands)	2002	2003	$ Variance	% Variance
Other Expenses
Salaries and Employee Benefits	$5,386	$6,498	$1,112	20.6%
Occupany and Equipment	1,666	1,757	91	5.5%
Data Processing	1,416	1,581	165	11.7%
Advertising and promotional	380	361	(19)	-5.0%
Regulatory fees	62	86	24	38.7%
Other professional fees and outside services	416	432	16	3.8%
Legal fees and other litigation expense	106	52	(54)	-50.9%
Loan Department Costs	204	255	51	25.0%
Stationery and supplies	231	249	18	7.8%
Director fees	165	152	(13)	-7.9%
ATM costs at gaming sites	89	0	(89)	-100.0%
Other	953	1,002	49	5.1%

Total	$11,074	$12,425	$1,351	12.2%

Salary/Related Expense

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category during 2003. Full time equivalent (FTE) employees increased from 118 at December 31, 2002 to 164 at December 31, 2003. The acquisition of Hacienda accounted for 30 FTE while Heritage increased by 16 FTE. Of the 16 that were added for Heritage, 4 were in the Mortgage Origination Department (3 of whom are commission based employees), 7 for the newly expanded Woodland Branch Office facility and the remaining 5 were due to general growth. Nearly $253 thousand of the increase in 2003 is the result of two months salary/related cost for Hacienda.

There has been much media attention related to the cost of doing business in the State of California.  Workers Compensation Insurance costs for the Company tripled on the renewal date in July 2003 from approximately $75 thousand per year to $220 thousand per year. Some of the increase was due to an expanding payroll, however, not to the extent that the premium increased. California legislators are currently working on changes to workers compensation insurance that would address the large premium increases experienced in 2003.

Another area that increased in 2003 was in regard to incentive based pay. “Pay for performance” is a significant part of the Company’s Corporate Culture and has served the Company well to provide above average return to the shareholders. All employees participate either on a monthly, quarterly or annual basis. Expense for all bonus based compensation increased by $196 thousand in 2003 compared to 2002.  Group health benefit costs increased by approximately $110 thousand in 2003 compared to 2002.

Data Processing Expense

The increase in data processing expense of $165 thousand was due to overall customer growth and the inclusion of Hacienda’s data processing expense of $103 thousand for the last two months of the year.

Provision for Income Taxes

The provision for income taxes was 37.6% and 37.1% of net pre-tax income for years ended December 31, 2002 and 2003, respectively.

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

The Banks recognize that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Banks’ estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Banks analyze the ultimate collectibility of the loans in the portfolios by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Banks make monthly evaluations as to the adequacy of the allowance for loan losses.

The analysis of the allowance for loan losses is comprised of three components; specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995 and November 1, 2003, Heritage and Hacienda, respectively, adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Banks’ evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly by each of the Banks’ respective Director’s Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the year 2003 is consistent with prior periods.

Heritage’s provision for loan losses was $350 thousand for 2003 compared to $545 thousand for 2002. Hacienda added $20 thousand in 2003. Net loan charge-offs (loans charged off, net of loans recovered) were $233 thousand in 2003 and ($47 thousand) during 2002, respectively. The allowance for credit losses as a percent of total gross loans at year-end 2002 and 2001 was 1.10% and 1.23%, respectively.

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

Loans on non-accrual status totaled $1.5 million and $1.3 million at December 31, 2003 and 2002, respectively.   All non-accrual loans are in Heritage and there were no non-accrual loans in Hacienda at December 31, 2003. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to Heritage. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $135 thousand and $132 thousand for the period ended December 31, 2002 and 2003, respectively.

Non-performing loans include non-accrual loans and accruing loans that are 90 days or more delinquent. The Banks had $21 thousand in loans that were 90 days or more delinquent and still accruing interest at December 31, 2003 and none at December 31, 2002.

The following table summarized the analysis of the allowance for loan losses as of December 31, 1999, 2000, 2001, 2002 and 2003:

Analysis of Allowance for Loan Losses
(in thousands)

	1999	2000	2001	2002	2003
Balance at Beginning of Period	$1,070	$1,241	$1,321	$1,744	$2,336
Balance of Hacienda Bank at Beginning of Period			—	—	597
Charge-offs:
Commercial, Fianacial and Agricultural	8	454	156	76	463
Real Estate- Construction	—	—	—	—	—
Real Estate-Mortgage	—	—	—	—	—
Installment Loans to Individuals:		4	22	—	—
Money Plus	6	1	3	5	3
Credit Cards	—	—	—	—	—
Other Installment	—	—	—	—	—
Total charge-offs	14	459	181	81	466

Recoveries:
Commercial, Fianacial and Agricultural	19	17	—	127	232
Real Estate- Construction	—	—	—	—	—
Real Estate-Mortgage	—	—	—	—	—
Installment Loans to Individuals:	—	1	2	—	1
Money Plus	—	2	2	1	—
Credit Cards	—	—	—	—	—
Other Installment	1	—	—	—	—
Total recoveries	20	20	4	128	233
Net Charge-offs	(6)	439	177	(47)	233
Additions Charged to Operations	165	519	600	545	370
Balance at End of Period	1,241	1,321	1,744	2,336	3,070

Gross Loans at End of Period	$104,153	$135,488	$158,472	$190,469	$278,135

Ratio of Net Charge-offs During the Year to Average Loans outstanding	0.01%	0.44%	0.12%	-0.03%	0.10%

Ratio of Reserves to Gross Loans	1.19%	0.97%	1.10%	1.23%	1.10%

Ratio of Non-performing Loans to the Allowance for Credit Losses	72.91%	75.01%	85.70%	57.62%	50.20%

Allocation of the Allowance for Loan Losses

	1999		2000		2001		2002		2003
	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans
Commercial, Fianacial and Agricultural	$458	37%	$418	32%	$447	26%	$495	21%	$541	18%

Real Estate- Construction	152	12%	181	14%	258	15%	499	21%	527	17%

Real Estate-Mortgage	597	48%	688	52%	1,000	57%	1,310	56%	1,941	63%

Installment Loans to Individuals	33	3%	31	2%	35	2%	28	1%	57	2%

All Other Loans (including overdrafts)	1	0%	2	0%	5	0%	3	0%	4	0%

Total	$1,241	100%	$1,320	100%	$1,744	100%	$2,336	100%	$3,070	100%

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

Heritage recognized in 2000 that there would be over capacity in the production of wine grapes in our market area. As a result, efforts were made to move a significant portion of the vineyard development loan portfolio out of Heritage and into the government sponsored Farmer Mac program. Because of these actions on the part of Heritage, it is the opinion of Management that there would not be any negative impact from the current state of the wine grape industry.

On December 22, 2003, a 6.5 magnitude earthquake rocked the Central Coast. The earthquake was centered in San Simeon, an area approximately 20 miles west of Paso Robles where the Company is headquartered. There was the tragic loss of two lives in Paso Robles. The greatest amount of property damage was centered in downtown Paso Robles. The Company did not sustain any structural damage to its facilities and there were no injuries to any employees or their families. City officials reacted quickly and obtained disaster status from state and federal agencies. Business’ in the downtown area experienced a moderate decline in activity, however, the area has already begun to rebuild and things are getting back to normal. Within days after the earthquake, the Company performed an assessment as to any financial impact it could expect regarding effect to customers and their ability to repay any outstanding debt. The assessment revealed that there was no material impact to the Company.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $441.9 million at December 31, 2003 compared to $337.5 million at December 31, 2002. This represents an increase of $104.4 million or 31%. The acquisition of Hacienda on October 31, 2003 accounted for approximately $90 million of the growth in total assets. Without the acquisition, the Company’s growth in total assets was 4.3%. There are several factors that impacted the seemingly anemic growth. In February 2003, Heritage repaid some of the FHLB borrowing that created an immediate decrease in total assets of $9.5 million. In addition, Heritage has three volatile deposit relationships with companies in the mortgage origination industry. The deposit balances in these collective relationships decreased by $6.8 million from December 31, 2002 to December 31,

2003. (Refer to “Deposits and Borrowed Funds” contained within this section.)

Loans

A significant portion of total assets is the Company’s gross loans that were $278.1million and $190.5 million at December 31, 2003 and 2002, respectively.  Approximately 30% of gross loans at December 31, 2003 are adjustable rate loans compared to 43% at December 31, 2002. The decrease in the percentage of adjustable rate loans is attributed to the nature of recently funded real estate secured loans, in that many have a term of ten to fifteen years with a rate that is fixed for two to three years then adjusts with the movement of prime or other indices. If interest rates change, the yield on these loans and other loans renewing during the one-year time frame will also change. The Company has an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities.  In a 100 basis point increase action by the FRB, the model indicate that the net interest income would increase by approximately $1.4 million while a 100 basis point decline would decrease net interest income by $1.2 million.

The table below sets forth the composition of the loan portfolio as of December 31, 1999, 2000, 2001, 2002 and 2003.

COMPOSITION OF LOAN PORTFOLIO

(in thousands)

	1999		2000		2001		2002		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Financial and Agricultural	$38,420	36.89%	$42,931	31.69%	$40,608	25.62%	$40,373	21.20%	$49,024	17.63%

Real Estate- Construction	12,741	12.23%	18,599	13.73%	23,449	14.80%	40,723	21.38%	47,720	17.16%

Real Estate-Mortgage	50,064	48.07%	70,551	52.07%	90,824	57.31%	106,810	56.08%	175,880	63.24%

Installment Loans to Individuals	2,786	2.67%	3,246	2.40%	3,172	2.00%	2,291	1.20%	5,173	1.86%

All Other Loans (including overdrafts)	142	0.14%	161	0.12%	419	0.26%	272	0.14%	338	0.12%

Total Loans, Gross	104,153	100.00%	135,488	100.00%	158,472	100.00%	190,469	100.00%	278,135	100.00%

Deferred Loan Fees	(486)		(487)		(578)		(822)		(1,014)
Reserve for Possible Loan Losses	(1,241)		(1,321)		(1,744)		(2,336)		(3,070)

Total Loans, Net	$102,426		$133,680		$156,150		$187,311		$274,051

Loans Held For Sale	$120		$2,475		$4,082		$8,166		$4,402

The following table sets forth changes from 2002 to 2003 for the loan portfolio categories.

(in thousands)	2002	2003	$ Variance	% Variance	Hacienda
Commercial, Financial and Agricultural	$40,373	$49,024	$8,651	21.43%	$12,314

Real Estate- Construction	40,723	47,720	6,997	17.18%	8,577

Real Estate-Mortgage	106,810	175,880	69,070	64.67%	27,146

Installment Loans to Individuals	2,291	5,173	2,882	125.80%	3,372

All Other Loans (including overdrafts)	272	338	66	24.26%	157

Total Loans, Gross	190,469	278,135	87,666	46.03%	51,566

Deferred Loan Fees	(822)	(1,014)	(192)	23.36%	(143)
Reserve for Possible Loan Losses	(2,336)	(3,070)	(734)	31.42%	(615)

Total Loans, Net	$187,311	$274,051	$86,740	46.31%	$50,808

Loans Held For Sale	$8,166	$4,402	$(3,764)	-46.09%	$—

When discussing the changes to the loan portfolio for 2003, Management believes that it is helpful to show the impact of the Hacienda acquisition (noted above in the column titled “Hacienda”) at December 31, 2003.

The increase in commercial, financial and agricultural loans is attributed primarily to the addition of the Hacienda loans in 2003.  Several large agricultural loans at Heritage were paid off in 2003 through refinance at another agricultural lender at lower rates.  The Farmer Mac program was also used to payoff several other agricultural loans during the year. The Farmer Mac program is a long-term mortgage product that offers low interest rates on producing agricultural real estate.  Demand for this product has slowed considerably but it is still a good source to payoff our development loans and also to finance homes on acreage.

The increase in real estate-construction loans can be attributed to several large new construction projects and to the addition of Hacienda loans.  New loans include a beach front residence for $2.75 million; a track development for $5.6 million; an office/ vacation rental for $2.7 million and numerous $.5 to $1 million loans.  Several construction loans paid off during 2003 as borrowers refinanced through mortgage brokers and out of the area lenders. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The large increase in real estate-mortgage loans is attributed to several of the construction loans moving into amortizing loans, two new large hotel loans, numerous new commercial property loans including a office building for $4 million, a mixed use (office, restaurant) for $3.3 million, a light industrial for $2 million and strip center for $1.8 million.  The Hacienda loans also contributed a substantial amount to the category.

The Bank presently has a concentration of loans in construction/land and hotels in the amount of $40.4 million and $36.1 million, respectively. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.  The hotel loans are also made to clients throughout our market.  These loans have also typically paid as agreed. Heritage presently has one out of the area hotel participation loan that is in default and could result in foreclosure.  This loan in the amount of $1 million is on non-accrual status and the balance represents 2.6% of all hotel loans for the Company.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Banks fund them. Settlement from the correspondents is typically within 30 to 45 days.

At December 31, 2003, the Banks had no foreign loans outstanding.  The Banks did not have any concentrations of loans except as disclosed above.

The Banks’ management is responsible for monitoring loan performance that is done through various methods, including a review of loan delinquencies and personal knowledge of customers.  Additionally, the Banks, maintain both a “watch” list of loans that, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Semi-annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Banks.  A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by each Banks’ Boards of Directors.  Except as set forth in the preceding table, there are no loans which management has serious doubts as to the borrower’s ability to comply with present loan repayment terms.

The Banks have a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection.  When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings.  Once on non-accrual status, interest on a loan is only recognized on a cash basis.  Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

If a loans credit quality deteriorates to the point that collection of principal is believed by management to be doubtful and the value of collateral securing the obligation is sufficient the Banks generally take steps to protect and liquidate the collateral.  Any loss resulting from the difference between the loan balance and the fair market value of the property is recognized by a charge to the reserve for loan losses.  When the property is held for sale after foreclosure, it is subject to a periodic appraisal.  If the appraisal indicates that the property will sell for less than its recorded value, Heritage recognizes the loss by a charge to non-interest expense.

Total Cash and Due from Banks

Total cash and due from banks were $40.4 million and $23.5 million at December 31, 2003 and 2002, respectively.  This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. Cash letter balances were approximately $17 million and balances with FRB were approximately $16.7 million to meet the target for Reserve Requirements.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Federal Home Loan Bank and FRB stock, Federal Funds sold (funds lent on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions.  These assets are maintained for liquidity needs of the Banks, collateralization of public deposits, and diversification of the earning asset mix.

COMPOSITION OF OTHER EARNING ASSETS

(in thousands)

	2001		2002		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank, FRB and other stock	$228	1%	$1,951	2%	$1,959	2%

Available-for-Sale Investments	22,029	78%	65,396	62%	54,956	58%

Federal Funds Sold	6,000	21%	37,040	35%	36,740	39%

Interest Bearing Deposits other fin inst.	99	0%	497	0%	498	1%

Total Other Earning Assets	$28,356	100%	$104,884	100%	$94,153	100%

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Banks have an asset/liability committee that develops current investment policies based upon its operating needs and market circumstance. The Banks’ investment policies are formally reviewed and approved annually by the respective board of directors. The asset/liability committees of the Banks are responsible for reporting and monitoring compliance with the investment policy. Reports are provided to Banks’ boards of directors on a regular basis.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2003, net unrealized gains in the portfolio were $98 thousand compared to $562 thousand at December 31, 2002. The portfolio decreased in size and value due to lower interest rates on long term instruments that caused accelerated pre-payment speeds in Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMOs). As cash flows come into the Banks in the form of accelerated pre-payments, they are being used predominantly to fund loan demand.

In April 2002, Heritage implemented an investment strategy whereby it borrowed $38 million from the Federal Home Loan Bank (FHLB) and purchased approximately $40 million in investment securities. The purchased investment securities serve as collateral for the borrowing. Heritage made this decision knowing that it would improve the return on average equity by increasing the net interest income in absolute terms even though it would reduce the return on average assets and the net interest margin as a percentage. Prior to investing, Heritage performed extensive due diligence in assessing the interest rate and market value risk of this strategy including the performance in various interest rate scenarios of up and down 100, 200 and 300 basis points. In regard to this strategy, Management believes that 300 basis points variance would not have a material effect on the overall interest rate and market value risk to the Company. Nearly two years later, this has proven to be a conservatively successful strategy.

At December 31, 2003, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. Heritage uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility. Stress tests are performed quarterly.

The Amortized cost, fair value, and maturites at December 31, 2003 are as follows:

(in thousands)

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$1,824	$1,832

Due after One Year through Five Years	1,861	1,917

Due after Five Years through TenYears	4,681	4,744

Due after TenYears	4,447	4,594

Mortgage-backed Securities	41,980	41,869

Total	$54,793	$54,956

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:

COMPOSITION OF DEPOSITS

(in thousands)

	2001		2002		2003
	Balance	Average Rate Paid	Balance	Average Rate Paid	Balance	Average Rate Paid
Non-Interest Bearing Demand	$69,824	0.00%	$106,556	0.00%	$137,859	0.00%

Interest Bearing Demand	47,668	1.15%	44,338	0.46%	63,479	0.16%

Savings	18,603	1.01%	18,773	0.24%	32,315	0.32%

Money Market	10,293	2.21%	49,457	1.94%	57,619	1.02%

Time Deposits	49,197	4.82%	45,054	2.77%	75,167	2.21%

Total Deposits	$195,585	2.65%	$264,178	0.92%	$366,439	0.73%

Set forth is a maturity schedule of domestic time certificates of deposit of $100,000 and over at December 31, 2003:

TIME DEPOSITS $100,000 AND OVER:

(dollars in thousands)

Less than 3 months	$7,709
3 to 12 months	11,469
Over 1 year	4,516

Total	$23,694

The following table sets forth changes from 2002 to 2003 for deposit categories.

	2002	2003	$ Variance	% Variance	Hacienda
Non-Interest Bearing Demand	$106,556	$137,859	$31,303	29.38%	$19,458

Interest Bearing Demand	44,338	63,479	19,141	43.17%	13,160

Savings	18,773	32,315	13,542	72.14%	11,899

Money Market	49,457	57,619	8,162	16.50%	7,973

Time Deposits	45,054	75,167	30,113	66.84%	27,900

Total Deposits	$264,178	$366,439	$102,261	38.71%	$80,390

When discussing the changes to total deposits for 2003, Management believes that it is helpful to show the impact of the Hacienda acquisition (noted above in the column titled “Hacienda”) at December 31, 2003.

The Company has been able to increase deposits due to a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area. Friendly competition between the branch offices to increase deposit totals has been in place for two years. The branch offices are all given goals for each deposit category type and results are measured monthly. Lending and Operational staff work together to meet or beat their goals. This program has generated a significant amount of pride for the entire staff and resulted in growth for the Company.

The deposits of Hacienda blended in well to continue with the favorable mix of the various deposit types for the Banks. The level of CDs at Hacienda constitutes approximately 34.7% of their total deposits. Management intends to work toward lowering the percentage of CDs on Hacienda’s balance sheet to mirror that of the Company prior to the acquisition. At December 31, 2002, consolidated balances in CDs accounted for approximately 17.1% of total deposits compared to 20.5% at December 31, 2003.

For the Company, non-interest bearing demand deposits provide 37.6% of total deposits and grew by approximately $31.3 million or 29.47% in 2003. Heritage has three deposit relationships that it considers to be volatile. These deposits are held by three, long time customers of Heritage that engage in mortgage related activities. The volatile nature of these relationships was evidenced by a decrease of $6.7 million in account balances from December 31, 2002 to December 31, 2003. The slowdown in mortgage related activity had a direct impact on the deposit balances held by these entities. These volatile account relationships are included in the volatile liability dependency report that Heritage produces on a monthly basis. Management and the Board of Directors of Heritage are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

In August 2002, Heritage began to offer a personal insured money market account with the intent to raise deposits that otherwise generally reside in non-financial investment companies. Heritage offered a competitive introductory rate and was successful in procuring approximately $33.3 million in deposits by December 31, 2002. Balances in this product type have been enhanced by the acquisition of Hacienda.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments.  Core deposits of $219.1 million represented 93.5% of total deposits at December 31, 2003. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacifica Coast Bankers Bank for a revolving line of credit in the amount of $3.5 million. The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 339,332 shares (50%) of Heritage stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. The interest rate on the note is 4.0% and is variable and moves with prime. At December 31, 2003, the Company had $3.5 million outstanding on this loan. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB.  In addition, Heritage must be “well” capitalized on an on-going basis as defined by Regulators.

The Banks have established respective borrowing lines with the Federal Home Loan Bank (FHLB). Hacienda has an existing borrowing capacity of $1.4 million collateralized by loans. Hacienda has no borrowings with the FHLB at December 31, 2003.

At December 31, 2003, Heritage had borrowings with the FHLB of $9.5 million and $19 million collateralized by loans and securities, respectively. The $28.5 million in borrowing consists of $9.5 million maturing in April 2004 and $19 million maturing in April 2005. At December 31, 2003, Heritage has a remaining borrowing capacity with existing collateral of approximately $1.9 million and $13.1 million secured by loans and securities, respectively.

Heritage utilizes securities sold under repurchase agreements as a source of funds.  Heritage had $460 thousand in securities sold under repurchase agreements at December 31, 2003 compared to $258 thousand at December 31, 2002.

Capital

The Company’s total stockholders equity was $32.3 million at December 31, 2003 compared to $19.8 million at December 31, 2002.  The increase in capital during 2003 was due to net income of $3.6 million,  $4 thousand cash paid to stockholders in lieu of fractional shares on a 5% stock dividend paid March 28, 2003, stock options exercised in the amount of $583 thousand, stock sold in the amount of $66 thousand, $8.7 million in Hacienda acquisition and a decrease in accumulated other comprehensive income of $464 thousand.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures “ (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032.  Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 4.92% as of December 31, 2003.  The debt securities can be called at any time commencing on April 22, 2007, at par.  The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I.  The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements.  Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities.  The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital.  The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling.  As of December 31, 2003, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.  See, “Item 1 – Business - Factors That May Affect Future Results of Operations - Trust Preferred Securities.”

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

The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1.9 million on April 11, 2002 and capital contributions to Heritage for future growth.

Management believes that organic growth in 2004 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At December 31, 2003, the Company had sufficient cash to service the $3.5 million PCBB loan and $8.2 million in junior subordinated debenture interest payments for approximately five quarters without dividends from subsidiaries. The combined subsidiary capacity to provide cash to the Company, while remaining “well-capitalized”, was $4.6 million at December 31, 2003.

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

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by any goodwill a bank may have) by the total assets of Heritage.  In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets” of Heritage.  Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).  The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the Company’s and the Banks’ capital ratios at December 31, 2003.

	Minimum Regulatory Capital Requirements	Heritage Oaks Bancorp	Heritage Oaks Bank	Hacienda Bank

Leverage Ratio	4.00%	8.30%	8.61%	7.21%
Tier I Risk Weighted	4.00%	10.15%	10.82%	9.57%
Total Risk Based	8.00%	11.14%	11.78%	10.65%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Banks’ Asset Liability Committees (ALCO) are responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Banks’ financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Banks have credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $7 million for Heritage and $2.2 million for Hacienda. At of December 31,2003, the Banks had no borrowings against credit arrangements with these correspondent banks. The Banks are members of the FHLB and have collateralized borrowing capacities remaining of $15 million and $1.4 million for Heritage and Hacienda, respectively.

The Banks manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments.  At December 31, 2003, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 28.1% compared to 20.8% in 2002. The ratio of net loans to deposits, another key liquidity ratio, was 76.0% at December 31, 2003 compared to 70.9% at December 31, 2002.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses.  The effect on inflation during the three-year period ended December 31, 2003 has been significant to the Company’s financial position or results of operations in regard to fluctuation in interest rates creating narrowing net interest margins. However, inflation has not been a factor in the customers ability to repay debt or in upward pressure on operation expenses.

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

Core deposit intangibles (CDI) were $2.1 million and $.3 million at December 31, 2003 as the result of the Company’s acquisition of Hacienda in 2003 and the branch acquisition by Heritage in 2001, respectively. Amortization of the CDI created in the branch acquisition by Heritage did not have a material impact on future earnings. Amortization of the CDI in the Hacienda acquisition was factored into pro forma earnings during the due diligence period before the acquisition. The acquisition is budgeted to be accretive to earnings per share in 2004 and future years.

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

The provisions of the statement must be applied starting at the beginning of the first fiscal year beginning after December 15, 2001. For the Company, that means as of January 1, 2002. The principles of SFAS No. 142 must be applied to all goodwill and other intangible assets recognized in the financials at that date. Impairment losses are to be reported as resulting from a change in accounting principle. At the time of implementation, this accounting pronouncement did not have a material effect on the Company.

With the acquisition of Hacienda in 2003, the Company will engage a third party to perform impairment testing on an annual basis. The budget for Hacienda in 2004 mirrors the pro forma used during the acquisition process. To date, albeit for only two months, Hacienda has performed according to budget. The Company is constantly monitoring all factors to react to any issue that may create an impairment..

In August 2002, the FASB approved, in principle, Statement 147 which will replace certain paragraphs in Statement 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. The new guidance was effective on September 30, 2002. The requirements in Statement 72 to recognize (and amortize) an “unidentifiable intangible asst” when more liabilities are acquired than assets, such as in a branch purchase that is a business combination, will no longer apply. Previously recorded core deposit intangibles must continue to be amortized.

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

Off-Balance sheet Arrangements

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.

ITEM 7. FINANCIAL STATEMENTS

HERITAGE OAKS BANCORP AND SUBSIDIARIES

DECEMBER 31, 2003, 2002, AND 2001

Independent Auditors’ Report

Board of Directors and Stockholders

Heritage Oaks Bancorp and Subsidiaries

Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income and changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp as of December 31, 2003 and 2002, the results of their operations and changes in their stockholders’ equity and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
January 30, 2004

HERITAGE OAKS BANCORP AND SUBSIDIARIES

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Amounts in thousands, except share data)

	2003	2002
Assets
Cash and due from banks	$40,374	$23,514
Federal funds sold	36,740	37,040
Total Cash and Cash Equivalents	77,114	60,554
Interest-bearing deposits in other financial institutions	498	497
Investment securities Available-for-sale	54,956	65,396
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	1,959	1,951
Loans held for sale	4,402	8,166
Loans, net of deferred fees and allowance for loan losses of $3,070 and $2,336 at December 31, 2003 and 2002, respectively	274,051	187,311
Property premises and equipment, net	9,874	4,543
Net deferred tax asset	1,971	1,171
Cash surrender value of life insurance	6,859	5,415
Goodwill	4,905	—
Intangible assets	2,442	359
Other assets	2,917	2,148
Total Assets	$441,948	$337,511
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand non-interest bearing	$137,859	$106,556
Savings, NOW and money market deposits	153,413	112,568
Time deposits of $100 or more	23,694	8,154
Time deposits under $100	51,473	36,900
Total Deposits	366,439	264,178
FHLB advances and other borrowings	28,500	38,000
Securities sold under agreement to repurchase	460	258
Notes payable	3,500	—
Junior subordinated debentures	8,248	8,248
Other liabilities	2,513	7,014
Total Liabilities	409,660	317,698
COMMITMENTS AND CONTINGENCIES (Notes #5 and #10)

Stockholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; 3,604,497 and 2,924,541 shares issued and outstanding for 2003 and 2002, respectively	20,649	9,703
Retained earnings	11,541	9,548
Accumulated other comprehensive income	98	562
Total Stockholders’ Equity	32,288	19,813
Total Liabilities and Stockholders’ Equity	$441,948	$337,511

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(Dollars in thousands, except per share amounts)

	2003	2002	2001
Interest Income
Interest and fees on loans	$15,930	$13,399	$13,280
Interest on Investment Securities
Obligations of U.S. Government Agencies	1,408	1,872	501
Obligations of State and Political Subdivisions	454	300	281
Interest on time deposits with other banks	13	5	13
Interest on Federal funds sold	278	400	362
Interest on other securities	91	59	24
Total Interest Income	18,174	16,035	14,461

Interest Expense
Interest on savings, NOW and money market deposits	625	779	964
Interest on time deposits in denominations of $100 or more	204	183	211
Interest on time deposits under $100	922	1,103	2,154
Other	1,712	1,426	101
Total Interest Expense	3,463	3,491	3,430
Net interest income before provision for possible loan losses	14,711	12,544	11,031
Provision for Possible Loan Losses	370	545	600
	14,341	11,999	10,431
Noninterest Income
Fees and service charges	1,723	1,433	1,183
Investment securities gain/(loss), net	60	(19)	(2)
Other	2,014	2,049	3,499
Total Noninterest Income	3,797	3,463	4,680
Noninterest Expenses
Salaries and employee benefits	6,498	5,386	4,494
Equipment expenses	675	711	879
Occupancy expenses	1,082	955	828
Other expenses	4,170	4,022	5,185
Total Noninterest Expenses	12,425	11,074	11,386
Income Before Provision for Income Taxes	5,713	4,388	3,725
Provision for Income Taxes	2,117	1,649	1,379
Net Income	$3,596	$2,739	$2,346

Earnings Per Share
Basic	$1.18	$0.94	$0.82
Diluted	$1.10	$0.86	$0.76

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(Amounts in thousands, except share data)

	Common Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, January 1, 2001	1,224,999	$6,305		$7,291	$(142)	$13,454
Exercise of stock options	11,442	94				94
Stock dividends paid - 5%	61,439	1,137		(1,137)		—
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(4)		(4)
Comprehensive income
Net income			$2,346	2,346		2,346
Unrealized security holding losses (net of $10 tax)			(14)		(14)	(14)
Less reclassification adjustments for losses (net of $1 tax)			1		1	1
Total comprehensive income			$2,333
Balance, December 31, 2001	1,297,880	7,536		8,496	(155)	15,877
Exercise of stock options	60,477	486				486
Stock dividends paid - 5%	64,648	1,681		(1,681)		—
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(6)		(6)
Two-for-one stock split	1,362,528
Comprehensive income
Net income			$2,739	2,739		2,739
Unrealized security holding gains (net of $471 tax)			706		706	706
Less reclassification adjustments for losses (net of $8 tax)			11		11	11
Total comprehensive income			$3,456
Balance, December 31, 2002	2,785,533	9,703		9,548	562	19,813
Exercise of stock options	72,471	583				583
Stock issued in connection with purchase of Hacienda Bank	602,485	8,698				8,698
Sale of stock	5,000	66				66
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(4)		(4)
5% stock dividend	139,008	1,599		(1,599)		—
Comprehensive income
Net income			$3,596	3,596		3,596
Unrealized security holding losses (net of $287 tax)			(428)		(428)	(428)
Less reclassification adjustments for gains (net of $24 tax)			(36)		(36)	(36)
Total comprehensive income			$3,132
Balance, December 31, 2003	3,604,497	$20,649		$11,541	$98	$32,288

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(Dollars in thousands)

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$3,596	$2,739	$2,346
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	661	652	825
Provision for possible loan losses	370	545	600
Provision for possible losses on unfunded loan commitments	50	40	—
Realized (gain)/loss on sales of available-for-sale securities, net	(60)	19	2
Amortization of premiums/discounts on investment securities, net	451	239	(124)
Amortization of core deposit intangibles	41	43	20
Gain on sale of property, premises and equipment, net	—	—	(279)
Gain on sale of loans held for sale	(632)	(571)	(243)
Net increase in cash surrender value of life insurance	(264)	(272)	(124)
FHLB Dividends received	(87)	(54)	—
Loans originated for sale	(107,505)	(82,209)	(46,873)
Proceeds from sale of loans held for sale	111,901	78,696	45,508
Increase in deferred tax asset	(363)	(391)	(250)
(Increase)/decrease in other assets	212	(82)	230
Increase/(decrease) in other liabilities	(5,195)	5,539	(515)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,176	4,933	1,123

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,633)	(3,337)	—
Purchase of mortgage-backed securities available-for-sale	(27,487)	(59,757)	(10,174)
Net purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(6)	(1,668)	—
Proceeds from sale of Federal Home Loan Bank stock	338	—	—
Proceeds from sale of securities available-for-sale	—	—	714
Proceeds from sales of mortgage-backed securities	12,365	5,406	—
Proceeds from principal reductions and maturities of securities available-for-sale	757	26	1,138
Proceeds from principal reductions and maturities of mortgage-backed securities	27,387	15,231	2,759
Net change in interest-bearing deposits in other financial institutions	99	(398)	99
Purchase of life insurance policies	(1,180)	—	(3,650)
Increase in cash due to acquisition	22,703	—	23,086
Recoveries on loans previously written off	233	129	4
Increase in loans, net	(35,465)	(31,835)	(23,074)
Proceeds from sale of property, premises and equipment	—	7	721
Purchase of property, premises and equipment, net	(3,158)	(1,580)	(350)

NET CASH USED IN INVESTING ACTIVITIES	(5,047)	(77,776)	(8,727)

The accompanying notes are an integral part of these financial statements.

	2003	2002	2001
Cash Flows From Financing Activities
Increase in deposits, net	$23,788	$68,594	$2,920
Net increase/(decrease) in FHLB borrowings	(9,500)	38,000	—
Proceeds from issuance of trust preferred securities	—	8,000	—
Net (decrease)/increase in notes payable	3,500	(1,895)	845
Net increase in securities sold under agreement to repurchase	202	120	137
Proceeds from exercise of stock options	379	186	69
Proceeds from sale of stock	66	—	—
Cash paid in lieu of fractional shares	(4)	(6)	(5)

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,431	112,999	3,966

Net Increase/(Decrease) in Cash and Cash Equivalents	16,560	40,156	(3,638)

Cash and Cash Equivalents, Beginning of year	60,554	20,398	24,036

Cash and Cash Equivalents, End of year	$77,114	$60,554	$20,398

Supplemental Disclosures of Cash Flow Information
Interest paid	$14,900	$3,280	$3,960
Income taxes paid	$2,250	$1,960	$1,432

Supplemental Disclosures of Non-Cash Flow Information
Change in other comprehensive income	$(464)	$717	$(13)
Tax benefit of stock options exercised	$204	$300	$25

Supplemental Disclosures
Net change in assets/liabilities due to acquisition of Hacienda Bank
Increase in interest-bearing deposits in other financial institutions	$100	$—	$—
Increase in investments	$2,121	$—	$—
Increase in net loans	$51,878	$—	$—
Increase in FHLB stock	$253	$—	$—
Increase in premises and equipment	$2,834	$—	$—
Increase in goodwill and other intangible assets	$7,029	$—	$—
Increase in other assets	$901	$—	$—
Increase in demand, money market and savings deposits	$48,678	$—	$—
Increase in time certificates of deposit	$29,795	$—	$—
increase in other liabilities	$644	$—	$—

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002, AND 2001
(Dollars in thousands, except per share amounts)

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

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank (“Heritage”), Hacienda Bank (“Hacienda”) (collectively, “the Banks”) and CCMS Systems, Inc.  Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company has been organized as a single operating segment.  Prior to 2002, the Company was organized with two primary operating segments, which consisted of Heritage and the Heritage’s Electronic Funds Transfer (EFT) Department.  The segments were identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.  The Banks operate twelve branches within San Luis Obispo and Northern Santa Barbara counties.  The Banks offer traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  The EFT Department had installed automatic teller machines located in retail outlets and gaming facilities and point of sale machines located in retail outlets.  During 2001, Heritage divested all of its retail automated teller machines and all but two of its gaming automated teller machines.  As of December 31, 2002, the EFT Department had no remaining machines at a gaming facility.  Income was based upon total customer usage of the machines and the applicable transaction charge.

Investment in Non-consolidated Subsidiary

The Company accounts for its investments in its wholly owned special purpose entity, Heritage Oaks Capital Trust I (the “Trust”), using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statements of income.  Prior to December 31, 2003, the accounts of the Trust were included in the consolidated financial statements of the Company.  Pursuant to the Company’s adoption of the transition guidance of FIN 46R for investments in special purpose entities, the Company deconsolidated the Trust from its financial statements as of December 31, 2003.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Banks complied with the reserve requirements as of December 31, 2003.

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

Loans and Interest on Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs of specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction to the loan principal balance.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.

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

Property, Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements of the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.  Total depreciation expense for the reporting periods ending December 31, 2003, 2002, and 2001 were approximately $661, $652, and $825, respectively.

Goodwill and Intangible Assets

The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions.  The Company has paid premiums on these acquisitions, and such premiums are recorded as intangible assets, in the form of goodwill or core deposit intangible assets.

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired.  In accordance with the provisions of SFAS 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives.  On an annual basis, the Company is required to test goodwill for impairment.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions.  Core deposit intangibles are being amortized over six and ten years.  Intangibles are evaluated periodically for other than temporary impairment.  Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to the net estimated recoverable value.

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

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

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

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note #11.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2003	2002	2001
Net income:
As reported	$3,596	$2,739	$2,346
Stock-based compensation using the intrinsic value method	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(75)	(111)	(108)
Pro forma net income	$3,521	$2,628	$2,238

Basic earnings per share:
As reported	$1.18	$0.94	$0.82
Pro forma	1.15	0.90	0.78

Diluted earnings per share:
As reported	$1.10	$0.86	$0.76
Pro forma	1.08	0.83	0.72

Current Accounting Pronouncements

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities after June 30, 2003; however, management does not believe adoption will have a material impact on the Bank’s financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”   SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability.  Many of those instruments were previously classified as equity.  SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003; however, management does not believe adoption will have a material impact on the Bank’s financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB NO. 51” (“FIN 46”) and in December 2003, FASB issued a revision (“FIN 46R”).  FIN 46 and FIN46R address the requirements for consolidation by business enterprises of variable interest entities.  Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes.  Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements.  The Company has deconsolidated its trust preferred securities as of December 31, 2003, which did not have a material impact on the Company’s financial statements.

Note #2 - Investment Securities

At December 31, 2003 and 2002, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies and corporations	$2,484	$22	$(24)	$2,482
Mortgage-backed securities	41,980	197	(308)	41,869
Obligations of state and political subdivisions	10,320	365	(89)	10,596
Other securities	9	—	—	9
Total	$54,793	$584	$(421)	$54,956

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies and corporations	$817	$—	$(18)	$799
Mortgage-backed securities	54,480	778	(4)	55,254
Obligations of state and political subdivisions	9,154	247	(66)	9,335
Other securities	8	—	—	8
Total	$64,459	$1,025	$(88)	$65,396

There were no investment securities held-to-maturity at December 31, 2003 and December 31, 2002.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,824	$1,832
Due after one year through five years	1,861	1,917
Due after five years through ten years	4,681	4,744
Due after ten years	4,447	4,594
Mortgage-backed securities	41,980	41,869
Total Securities	$54,793	$54,956

Proceeds from sales, maturities and principal reductions of investment securities available-for-sale during 2003, 2002, and 2001, were $757, $26 and $1,852 respectively.  In 2003, gross gains and losses $3 and $0, respectively.  There were no gross gains or losses reported during 2002.  In 2001, gross gains and losses on these sales were $0 and $2, respectively.

Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 2003, 2002, and 2001, were $27,387, $20,637, and $2,759, respectively.  In 2003 and 2002, gross gains and losses on these sales were $57 and $0, and $1 and $20, respectively.  There were no gross gains or losses on these sales during 2001.  Unrealized gains/(losses) on investment securities and mortgage-backed securities included in shareholders’ equity net of tax at December 31, 2003, 2002, and 2001 were $98, $562, and ($155), respectively.

Securities having a carrying value and a fair value of approximately $44,101 and $46,343 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required by law.

At its November 2003 meeting, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

As of December 31, 2003, we had temporarily impaired securities with a fair value of $3,508 and unrealized losses of ($51).  These securities have been impaired for twelve months or more as of December 31, 2003.  These securities are defined as impaired due to declines in fair values resulting from increases in market interest rates.  None of the securities have exhibited a decline in value as a result of changes in credit risk. Furthermore, we have the ability to hold these securities until maturity, and therefore do not expect to realize losses on any of these securities. As such, management does not consider the impairments on these securities to be other-than-temporary.

Note #3 - Loans

Major classifications of loans were:

	2003	2002
Commercial, financial and agricultural	$49,024	$40,373
Real Estate - construction	47,720	30,773
Real Estate - other	175,880	116,759
Installment loans to individuals	5,173	2,291
All other loans (including overdrafts)	338	273
	278,135	190,469
Less: Deferred loan fees	(1,014)	(822)
Less: Allowance for loan losses	(3,070)	(2,336)
Total Loans	$274,051	$187,311

Loans held for sale	$4,402	$8,166

Concentration of Credit Risk

At December 31, 2003 and 2002, approximately $223,600 and $147,533 of the Banks’ loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in San Luis Obispo County and Northern Santa Barbara County.  The Banks attempt to reduce their concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Banks to significantly greater credit risk.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2003	2002	2001
Impaired loans with a valuation allowance	$1,475	$1,326	$203
Impaired loans without a valuation allowance	158	20	1,292
Total impaired loans	$1,633	$1,346	$1,495

Valuation allowance related to impaired loans	$528	$725	$148

Average recorded investment in impaired loans	$1,100	$1,526	$843

Cash receipts applied to reduce principal balance	$132	$520	$317

Interest income recognized for cash payments	$25	$313	$—

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Non-accruing loans totaled approximately $1,586 and $1,346 at December 31, 2003 and 2002, respectively.  As of December 31, 2003 and 2002, all loans on non-accrual were classified as impaired.  If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $132, $135, and $196, in 2003, 2002, and 2001, respectively.  No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2003 and 2002, the Bank had $21 and $0, respectively, in loans past due 90 days or more and still accruing interest.

At December 31, 2003, loans totaling approximately $1,072 of which $1,000 are included in non-accrual loans, were classified as troubled debt restructurings.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	2003	2002	2001
Balance, Beginning of Year	$2,336	$1,744	$1,321
Additions charged to operating expense	370	545	600
Loans charged off	(466)	(81)	(181)
Recoveries of loans previously charged off	233	128	4
Credit from purchase of Hacienda Bank	597	—	—
Balance, End of Year	$3,070	$2,336	$1,744

Note #5 - Property, Premises and Equipment

Property, premises and equipment consisted of the following:

	2003	2002
Land	$2,598	$1,992
Building and improvements	7,455	3,620
Furniture and equipment	5,031	2,770
Construction in progress	2,051	346
	17,135	8,728
Less: Accumulated depreciation and amortization	7,261	4,185
Total	$9,874	$4,543

During 2002, the Bank purchased land for future development of a Paso Robles, California branch for approximately $1,000. The branch opened on February 17, 2004. Total remaining construction commitments related to this project totaled approximately $150, as of December 31, 2003.

The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2012. The following is a schedule of future minimum lease payments based upon obligations at year-end.

Year Ending December 31,	Amount
2004	$634
2005	636
2006	539
2007	510
2008	463
More than 5 years	1,013
Total	$3,795

The leases contain options to extend for periods from five to twenty years.  Options to extend which have been exercised and the related lease costs are included above.  Total expenditures charged for leases for the reporting periods ended December 31, 2003, 2002, and 2001, were approximately $435, $423, and $382, respectively.

Note #6 - Intangible Assets

Intangible assets consisted of core deposit intangibles subject to amortization with a net carrying value of $2,442 and $359, net of $89 and $48 accumulated amortization as of December 31, 2003 and 2002, respectively.  Amortization expense for the periods ended December 31, 2003, 2002, and 2001 was $41, $43, and $20, respectively.  The estimated future amortization expense for the next five years is $421 for 2004, $573 for 2005, $300 for 2006, $354 for 2007, and $388 for 2008.

Note #7 - Time Deposit Liabilities

At December 31, 2003, the Banks had time certificates of deposit with maturity distributions as follows:

Year Ending December 31,
2004	$52,031
2005	14,660
2006	6,970
2006	1,300
2007	206
$75,167

Note #8 - Borrowings

The Banks have borrowing lines with correspondent banks totaling $9,200.

Federal Home Loan Bank (FHLB) Advances

The Banks entered into borrowing agreements with the FHLB.  The Banks had outstanding balances of $28,500 under these agreements at December 31, 2003 with a weighted average interest rate of 4.15%.  Of the FHLB advances, $9,500 mature in 2004, and $19,000 mature in 2005.  FHLB held certain investment securities and loans of the Banks as collateral for those borrowings.  In addition, the maximum outstanding at any month-end was $38,000 during 2003.  At December 31, 2003, the Banks had additional borrowing capacity of $16,400 with FHLB.

The Company has pledged approximately $24,878 in loans to the FHLB.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  As of December 31, 2003 and 2002, the Banks had $460 and $258 in Securities sold under agreements to repurchase.  Interest expense recorded was $2, $7 and $1 for the years ended December 31, 2003, 2002, and 2001, respectively.

Notes Payable

During 1998, the Company obtained a revolving line of credit in the amount of $2,000 through Pacific Coast Bankers’ Bank.  The note was secured by 339,332 shares of Heritage’s stock.  The note was scheduled to mature on August 15, 2006, and bore interest at a variable rate of 1.00 percent over the Wall Street Journal prime rate.  The outstanding principal balance at December 31, 2001, was $1,895.  The note was paid off during 2002.

On October 10, 2003, the Company obtained a revolving line of credit in the amount of $3,500 through Pacific Coast Bankers Bank (PCBB).  The line is secured by 51% of the outstanding shares of Heritage’s stock.  The line bears interest at the Wall Street Journal prime rate.  Interest payments are due quarterly. The line is scheduled to mature on October 10, 2005 at which time the line converts to an eight-year term loan maturing on October 10, 2013.  Principal and interest payments are due quarterly.  Under the terms of the agreement, the Company will not incur any additional debt over $2,000 exclusive of the inter-company debt and existing debt without prior written consent of PCBB.  In addition, Heritage must be “well” capitalized on an on-going basis as defined by the Regulators.

Junior Subordinated Debentures

On April 10, 2002, the Company issued $8,248 of Floating Rate Junior Subordinated Deferrable Interest Debentures “ (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032.  Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 4.92% as of December 31, 2003.  The debt securities can be called at any time commencing on April 22, 2007, at par.  The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Company also purchased a 3% minority interest totaling $248 in Heritage Oaks Capital Trust I.  The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements.  Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities.  The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital.  The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling.  As of December 31, 2003, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Note #9 - Income Taxes

The current and deferred amounts of the provision (benefit) for income taxes were:

	Year Ending December 31,
	2003	2002	2001
Federal Income Tax
Current	$1,611	$1,390	$1,251
Deferred	(82)	(247)	(265)
Total Federal Taxes	1,529	1,143	986

State Franchise Tax
Current	630	651	471
Deferred	(42)	(145)	(78)
Total State Franchise Tax	588	506	393
Total Income Taxes	$2,117	$1,649	$1,379

The principal items giving rise to deferred taxes were:

	2003	2002	2001
Use of different depreciation for tax purposes	$(59)	$(98)	$(16)
Difference in loan loss provision for tax purposes	(57)	(191)	(174)
Differences arising from changes in accruals	(8)	(102)	(114)
Other, net	—	—	(39)
Total	$(124)	$(391)	$(343)

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$1,942	34.0	$1,492	34.0	$1,267	34.0
State income taxes, net of federal income tax benefit	388	6.8	333	7.6	259	7.0
Tax exempt income and other, Net	(213)	(3.7)	(176)	(4.0)	(147)	(4.0)
Total Tax Provision	$2,117	37.1	$1,649	37.6	$1,379	37.0

The net deferred tax asset is determined as follows:

	2003	2002
Deferred Tax Assets
Reserves for loan losses	$1,050	$820
Fixed assets	250	120
Accruals	709	606
Investment securities valuation	67	—
Net operating loss carryforward	590	—
Total Deferred tax assets arising from cumulative timing differences	2,666	1,546
Valuation allowance*	—	—
Total Deferred Tax Assets	$2,666	$1,546
Deferred Tax Liabilities
Fair value adjustment for purchased assets	$695	$—
Investment securities valuation	—	375
Total Deferred Tax Liabilities	695	375
Net Deferred Tax Assets	$1,971	$1,171

*The valuation allowance is estimated based upon amounts less than likely of future realization.  There was no change in the valuation allowance for the 2003 year.

The Company acquired a $2.2 million net operating loss (NOL) as part of the transaction with Hacienda. The realization of the NOL is limited for federal tax purposes and suspended for state tax purposes under current tax law.  Any amount not utilized for federal tax purposes will expire on various years through 2014.

Note #10 - Commitments and Contingencies

The Company is involved in various litigation.  In the opinion of management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

In the normal course of business, the Banks enter into financial commitments to meet the financing needs of their customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Banks’ exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Banks use the same credit policies in making commitments as they do for loans reflected in the consolidated financial statements.

As of December 31, 2003 and 2002, the Banks had the following outstanding financial commitments whose contractual amount represents credit risk:

	2003	2002

Commitments to extend credit	$93,127	$65,254
Standby letters of credit	3,372	1,535
	$96,499	$66,789

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Banks evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Banks is based on management’s credit evaluation of the customer.

Note #11 - Regulatory Matters

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003, that the Company and the Banks meet all capital adequacy requirements to which it is subject.

As of the most recent notification, the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  To be categorized as well-capitalized, the Banks must maintain minimum capital ratios as set forth in the table below.  The following table also sets forth the Company’s and the Banks’ actual regulatory capital amounts and ratios:

			Capital Needed
	Actual Regulatory		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2003
Total capital to risk-weighted assets:
Company	$36,042	11.14%	$25,886	8.0%	N/A	N/A
Heritage Oaks Bank	31,061	11.78%	21,088	8.0%	$26,360	10.0%
Hacienda Bank	6,389	10.65%	4,798	8.0%	$5,998	10.0%

Tier 1 capital to risk-weighted assets:
Company	32,845	10.15%	12,943	4.0%	N/A	N/A
Heritage Oaks Bank	28,516	10.82%	10,544	4.0%	15,816	6.0%
Hacienda Bank	5,737	9.57%	2,399	4.0%	3,599	6.0%

Tier 1 capital to average assets:
Company	32,845	8.30%	15,823	4.0%	N/A	N/A
Heritage Oaks Bank	28,516	8.61%	13,242	4.0%	16,552	5.0%
Hacienda Bank	5,737	7.21%	3,183	4.0%	3,979	5.0%

As of December 31, 2002
Total capital to risk-weighted assets:
Company	$29,268	13.00%	$18,012	8.0%	N/A	N/A
Bank	27,016	12.06%	17,920	8.0%	$22,400	10.0%

Tier 1 capital to risk-weighted assets:
Company	25,192	11.19%	9,006	4.0%	N/A	N/A
Bank	24,640	11.00%	8,960	4.0%	13,440	6.0%

Tier 1 capital to average assets:
Company	25,192	7.66%	13,153	4.0%	N/A	N/A
Bank	24,640	7.53%	13,087	4.0%	16,358	5.0%

As disclosed in Note #8, Borrowings - Junior Subordinated Debentures, subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital by the Company for regulatory purposes.  However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements and therefore the proceeds received by the Company from the trust subsidiary is reported as subordinated debt.  The Federal Reserve Board has indicated that it would review the regulatory implications of this change in financial reporting that deconsolidates these trust subsidiaries and the continued inclusion of these amounts in regulatory capital.   The Federal Reserve Board has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and thereby the amount has been included in Tier 1 capital.

Note #12 - Salary Continuation Plan

The Company established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer and certain Senior Vice Presidents, as authorized by the Board of Directors.  This agreement provides for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  The present values of the Company’s liability under this Agreement were approximately $695 and $493 at December 31, 2003 and 2002, respectively, and are included in other liabilities in the Company’s Consolidated Financial Statements.  The Company maintains life insurance policies, which are intended to fund all costs of the plan.  The cash surrender values of these life insurance policies totaled approximately $6,859 and $5,415, at December 31, 2003 and 2002, respectively.

Note #13 - Employee Benefit Plans

401(k) Pension Plan

During 1994, the Company established a savings plan for employees which allows participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  Employee contributions are matched up to 25 percent of the employee’s contribution.  Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.  Expenses of the savings plan were approximately $74, $64, and $58, for the years ended December 31, 2003, 2002, and 2001, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year.  The amount of the annual contribution to the ESOP is at the discretion of the Board of Directors.  The contributions made to this plan were approximately $162 in 2003, $125 in 2002, and $157 in 2001.

Note #14 - Stock Option Plans

At December 31, 2003, the Company had two stock option plans, which are described below.

The Company adopted the Company’s 1990 stock option plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as Non-Qualified Stock options under the Internal Revenue Code.  All outstanding options were granted at prices which equal the fair market value on the day of grant.  Options granted vest at a rate of 25 percent per year for four years and expire no later than ten years from the date of grant.  The plan provided for issuance of up to 350,075 shares of the Company’s un-issued common stock and is subject to the specific approval of the Board of Directors.  The Company’s 1990 stock option plan expired in July 2000.

No options were granted during 2001, 2002, or 2003.

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 2003.

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,134	$4.22	35,774	$1.67	51,996	$1.66
Granted
Cancelled	—	$—	—	$—	—	$—
Exercised	—	$—	(33,640)	$1.51	(16,222)	$1.63
Outstanding at end of year	2,134	$4.22	2,134	$4.22	35,774	$1.67

Options available for granting at end of year	—		—		—
Options exercisable at year-end	2,134	$4.22	2,134	$4.22	35,774	$1.67
Weighted-average fair value of options granted during the year	—		—		—

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$4.22	2,134	3.53	$4.22	2,134	$4.22

The Company adopted the Company’s 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code.  All outstanding options were granted at prices which equal the fair market value on the day of the grant.  Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant.  The plan provides for issuance of up to 407,173 shares of the Company’s un-issued common stock and is subject to the specific approval of the Board of Directors.

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan.  Under this amendment, the plan provides for issuance of up to 241,288 additional shares of the Company’s common stock.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, 2002, and 2001, respectively:  risk-free rates of 4.58 percent, 3.73 percent, and 5.25 percent dividend yields of 0 percent for all years presented, expected life of 10 years, 8 years, and nine years; and volatility of 24 percent, 26 percent, 26 percent.

The following summarizes information about the 1997 stock option plan outstanding at December 31, 2003.

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	403,946	$5.50	436,651	$5.15	454,403	$5.11
Granted	128,043	$8.77	18,375	$11.23	13,892	$7.56
Cancelled	(11,896)	$7.55	(21,219)	$4.49	(21,677)	$6.19
Exercised	(72,471)	$5.23	(29,861)	$4.54	(9,967)	$4.22
Outstanding at end of year	447,622	$6.44	403,946	$5.50	436,651	$5.15

Options available for grant end of year	67,832		183,979		181,134
Options exercisable at year-end	373,247	$5.73	306,551	$4.85	265,202	$9.84
Weighted-average fair value of options granted during the year	$6.48		$4.47		$3.56

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.22 - $6.84	315,956	4.55	$5.19	284,766	$5.05
$7.20 - $9.70	86,156	6.82	$7.68	82,672	$7.69
$10.71 - $13.95	45,510	9.14	$12.73	5,809	$11.31
	447,622			373,247

Note #15 - Related Party Transactions

The Banks have entered into loan and deposit transactions with certain directors and executive officers of the Banks and the Company.  These loans were made and deposits were taken in the ordinary course of the Banks’ business and, in management’s opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:

	2003	2002
Outstanding Balance, Beginning of Year	$1,472	$2,815
Additional loans made	3,348	2,558
Acquisition of Hacienda Bank	4,380	—
Repayments	(2,849)	(3,901)
Outstanding Balance, End of Year	$6,351	$1,472

Deposits from related parties held by the Banks at December 31, 2003 and 2002 amounted to approximately $5,276 and $2,816, respectively.

Note #16 - Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Banks to provide funds to the Company.  Dividends declared by each of the Banks may not exceed, in any calendar year, without approval of the California Department of Financial Institutions (DFI), its respective net income for the year and the retained net income for the preceding two years.  Section 23A of the Federal Reserve Act restricts the Banks from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings.

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

The estimated fair value of financial instruments at December 31 is summarized as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$77,114	$77,114	$60,554	$60,554
Interest-bearing deposits	498	498	497	497
Investments and mortgage-backed securities	54,956	54,956	65,396	65,396
FHLB stock	1,959	1,959	1,951	1,951
Loans receivable, net	277,121	278,131	189,648	193,007
Loans held for sale	4,402	4,402	8,166	8,166
Accrued interest receivable	1,485	1,485	1,106	1,106

Liabilities
Noninterest-bearing deposits	137,859	137,859	106,556	106,556
Interest-bearing deposits	228,580	228,914	157,623	158,257
FHLB advances	28,500	28,560	38,000	38,043
Securities sold under repurchase agreements	460	460	258	258
Notes payable	3,500	3,500	—	—
Junior Subordinated Debentures	8,248	8,248	8,248	8,248
Accrued interest payable	506	506	565	565

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and standby letters of credit	$96,499	$965	$66,789	$668

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

•                  Loans and Loans Held for Sale

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  The carrying amount of accrued interest receivable approximates its fair value.

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

•                  FHLB Advances

The fair value disclosed for FHLB advances is determined by discounting contractual cash flows at current market interest rates for similar instruments.

•                  Securities Sold Under Agreement to Repurchase

The carrying amounts reported in the balance sheets for securities sold under agreement to repurchase approximate those liabilities’ fair values due to the short-term nature of the liabilities.

•                  Notes Payable and Junior Subordinated Debentures

The fair value disclosed for notes payable and junior subordinated debentures is based on carrying amounts.  The notes are variable-rated notes that re-price frequently.

•                  Off-balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note #18 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS.  Share information has been retroactively adjusted for the stock dividend as discussed in Note #21.

	2003		2002		2001
	Net Income	Shares	Net Income	Shares	Net Income	Shares
Net income as reported	$3,596		$2,739		$2,346
Shares outstanding at year-end		3,604,497		2,924,541		2,861,309
Impact of weighting shares purchased during the year		(546,183)		(11,307)		(4,340)
Used in Basic EPS	3,596	3,058,314	2,739	2,913,234	2,346	2,856,969
Dilutive effect of outstanding stock options		211,377		258,234		250,039
Used in Dilutive EPS	$3,596	3,269,691	$2,739	3,171,468	$2,346	3,107,008

Note #19 - Other Income/Expense

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Fees and Other Income
ATM/Debit Card Transaction/Interchange Fees	$406	$494	$2,018
Bankcard merchant fees	100	123	123
Mortgage broker fees	880	767	577
Earnings on cash surrender value of life insurance policies	264	304	138
Other	364	361	643
	$2,014	$2,049	$3,499

Other Expenses
Data processing	$1,581	$1,416	$1,461
Advertising and promotional	361	380	327
Regulatory fees	86	62	78
Other professional fees and outside services	432	416	367
Legal fees and other litigation expenses	52	106	231
Loan department costs	255	204	205
Stationery and supplies	249	231	188
Director fees	152	165	216
ATM costs at gaming sites	—	89	1,158
ATM costs at retail sites	—	—	384
Other	1,002	953	570
Total	$4,170	$4,022	$5,185

Note #20 - Operating Segments

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which the Company adopted during 1998.  Beginning in 2002, the Company had one primary reportable segment.  Prior to 2002, the Company had two primary reportable segments.  The segments were reported herein apply to Heritage and the Heritage’s EFT Department.  The segments were identified as such based upon the percentage of operating net income, management responsibility, and the types of products and services offered.

The segments consisted of Heritage and four separately classified components within the EFT Department referred to as networks.  As of December 31, 2001, the EFT Department had installed automated teller machines located in retail outlets and gaming facilities.  Income was based upon total customer usage of the machines and the applicable transaction charge.  Income was allocated to Heritage via contractual agreement.  The Company measured segment profit as operating net income which is defined as income before provision for income taxes.

During 2001, the Company divested all of its retail automated teller machines and all but two of its gaming automated teller machines.  Total sales proceeds were $534.

Presented below is comparative financial information relating to the Company’s operating segments:

	EFT Department	Bank	Total Operating Segments
Fiscal Year Ended December 31, 2001
Revenues	$2,324	$16,818	$19,142
Depreciation and amortization	182	628	810
Operating income	367	2,057	2,424
Total assets	249	213,676	213,925

Note #21 - Stock Dividends and Stock Splits

On March 2, 2001 the Board of Directors declared a five percent stock dividend payable on March 30, 2001 to stockholders of record on March 16, 2001.  Cash was paid in lieu of fractional shares at the rate of $18.25 per share and amounted to $5.

On February 22, 2002, the Board of Directors declared a five percent stock dividend payable on March 29, 2002 to stockholders of record on March 8, 2002.  Cash was paid in lieu of fractional shares at the rate of $26.00 per share and amounted to $6.

On July 19, 2002, the Board of Directors declared a two-for-one stock split payable on August 15, 2002 to stockholders of record on August 2, 2002.

On March 7, 2003, the Board of Directors declared a five percent stock dividend payable on March 28, 2003 to stockholders of record on March 14, 2003.  Cash was paid in lieu of fractional shares at the rate of $11.50 per share and amounted to $3.

All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company’s common stock have been restated to reflect the increased number of shares outstanding.

Note #22 - Acquisition of Assets and Liabilities

During November 2001, the Bank acquired certain assets and liabilities of four branches of Westamerica Bank.  Total assets acquired were $24,968, which consisted of $1,144 in land, building, leasehold improvements and other fixed assets, and $23,087 in cash.  In addition, the Bank also assumed $24,968 of deposits.  The Bank paid a premium of $737 for the deposits.  Subsequent to the purchase date, the Bank consolidated the deposits of three of the acquired branches with existing Heritage Oaks Bank deposits.  In conjunction with the transfer of the deposits, the Bank sold the land and building of one of the acquired branches for $525, resulting in a gain of $22.  The Bank negotiated the termination of the lease on another of the acquired branches, and is allowing the lease to lapse on the third branch.  As a result of the dispositions and the recording of the remaining acquired branch at fair value, the original premium paid was written down to $407, and is being amortized over 10 years.

On October 31, 2003, the Company acquired of 100 percent of the outstanding common shares of Hacienda.  The results of Hacienda Bank’s operations have been included in the consolidated financial statements since that date.  Hacienda Bank is a community bank that offers a full range of commercial banking services and operates three branches in Santa Maria, California.  As a result of the acquisition, the combined organization is expected to be able to offer customers a broader array of services and products.

The aggregate purchase price was $11,301, including $2,603 of cash and common stock valued at $8,698.  The value of the 602,485 common shares issued was determined by multiplying the number of outstanding common shares of Hacienda Bank by 75% and the conversion ratio of .5208.  The result of this calculation was added to the fair value of the outstanding stock options issued in connection with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition based upon third-party valuations of certain intangible assets:

At October 31, 2003
Cash and cash equivalents	$22,703
Investments	2,474
Loans	51,878
Premises and equipment	2,834
Intangible assets	2,124
Goodwill	4,905
Other assets	899
Total Assets Acquired	87,817

Noninterest-bearing deposits	(17,457)
Interest-bearing deposits	(61,017)
Other liabilities	(645)
Net Assets Acquired	$8,698

The $2,124 of acquired intangible assets was assigned to core deposit intangibles that are subject to amortization and has an estimated average useful life of six years.

The following un-audited pro forma combined results of operations assumes that the acquisition occurred on January 1, 2002:

	For the Year Ended December 31,
	2003	2002
Revenues	$26,563	$24,907
Net Income	2,925	3,550

Earnings per Common Share
Basic	$1.01	$1.05
Diluted	$0.95	$0.98

These pro forma amounts are based upon certain assumptions and estimates which the Company believes are reasonable.  The pro forma consolidated results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

HERITAGE OAKS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

(Dollars in thousands)

Note #23 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company)

	2003	2002
Assets
Cash	$290	$403
Federal funds sold	650	740
Prepaid and other assets	639	541
Property and premises	618	655
Investment in subsidiaries	41,944	25,809

Total Assets	$44,141	$28,148

Liabilities and Stockholders’ Equity
Notes payable	$3,500	$—
Junior subordinated debentures	8,248	8,248
Other liabilities	105	87

Total Liabilities	11,853	8,335

Stockholders’ Equity
Common stock	20,649	9,703
Retained earnings	11,639	10,110

Total Stockholders’ Equity	32,288	19,813
Total Liabilities and Stockholders’ Equity	$44,141	$28,148

Statements of Income

	2003	2002	2001
Income
Equity in undisbursed income of subsidiaries	$3,943	$3,032	$2,424
Interest income	21	16	—
Other	57	57	57
Total Income	4,021	3,105	2,481
Expense
Salary expense	77	71	57
Equipment expense	15	15	15
Other professional fees and outside services	56	28	23
Interest expense	449	384	86
Other	69	72	8
Total Expense	666	570	189
Total Operating Income	3,355	2,535	2,292

Tax benefit of parent	(241)	(204)	(54)

Net Income	$3,596	$2,739	$2,346

Statements of Cash Flows

	2003	2002	2001
Cash Flows From Operating Activities
Net income	$3,596	$2,739	$2,346
Adjustments to Reconcile Net Income to Net Cash Provided By/(Used in) Operating Activities
Depreciation	15	15	15
Increase in other assets	129	(48)	(71)
Increase in other liabilities	18	72	10
Undistributed income of subsidiaries	(3,943)	(3,032)	(2,424)
Net Cash Used In Operating Activities	(185)	(254)	(124)

Cash Flows From Investing Activities
Contribution to subsidiaries	(3,960)	(5,448)	(1,500)
Net Cash Used In Investing Activities	(3,960)	(5,448)	(1,500)

Cash Flows From Financing Activities
Cash dividends received	—	—	650
Cash paid in lieu of fractional shares	(4)	(6)	(5)
Increase/(decrease) in notes payable	3,500	(1,895)	845
Issuance of junior subordinated debentures	—	8,248	—
Proceeds from the sale of stock	67	—	—
Proceeds from the exercise of options	379	487	94
Net Cash Provided By Financing Activities	3,942	6,834	1,584

Net Increase/(Decrease) in Cash and Cash Equivalents	(203)	1,132	(40)
Cash and Cash Equivalents, Beginning of Year	1,143	11	51

Cash and Cash Equivalents, End of Year	$940	$1,143	$11

ITEM 8.  CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.                                           CONTROLS AND PROCEDURES

(a)  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)  During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10.                                               EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.                                               EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(2.1a)

Branch Purchase and Assumption Agreement and Real Property Purchase Agreement entered into between Westamerica Bank and Heritage Oaks Bank, dated July 16, 2001 filed with the SEC in the Company’s 10-QSB for the period ending June 30, 2001.

(2.1b)	Agreement to Merge and Plan of Reorganization, dated June 11, 2003, filed with the SEC in the Company’s 8-K of June 12, 2003.

(3.1a)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April, 1994.

(3.1b)	Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997 filed with the SEC in the Company’s 10-KSB for the year ending December 31, 1997.

(3.2)	The Company Bylaws as amended November 16, 2000 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2000.

(4.1)	Specimen form of The Company stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April 8, 1994.

(10.1)	1990 Stock Option Plan incorporated by reference from Exhibit 10.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.2)	Form of Stock Option Agreement incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.3)	Lawrence P. Ward Employment Letter Agreement, dated February 28, 2002, filed with the SEC in the Company’s 10-KSB Report for the year ended December 31, 2001.

(10.4)	401(k) Pension and Profit Sharing Plan filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.5)	The Company 1995 Bonus Plan, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.6)	Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB Report for the quarter ended March 31, 2001.

(10.7)	Salary Continuation Agreement with Gwen R. Pelfrey, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.8)	Woodland Shopping Center Lease, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.9)	1135 Santa Rosa Street Lease, filed with the SEC in the Company’s 10KSB Report for the year ended December 31, 1995.

(10.10)	Lease Agreement for Cambria Branch Office dated February 21, 1997 filed with the SEC

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

(10.22)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Margaret A. Torres, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.23)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Paul Tognazzini, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.24)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gwen R. Pelfrey, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.25)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gloria Brady, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.26)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Joe Carnevali, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.27)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Donna Breuer, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.28)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Chris Sands, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.29)	Money Access Services Processing Agreement for ATM processing, signed on October 3, 2002, filed with the SEC in the Company’s 10QSB reported for September 30, 2002.

(10.30)	The Company Employee Stock Ownership Plan, Summary Plan Description, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002.

(10.31)	The Company Employee Stock Ownership Plan, Summary of Material Modifications to the Summary Plan Description dated July 2002, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002.

(10.32)	A Construction Agreement dated February 12, 2003 between Heritage Oaks Bank and HBE financial Facilities, a Division of HBE Corporation, filed with the SEC in the Company’s 10-QSB for March 31, 2003.

(10.33)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mark Stasinis, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.34)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Kelley Stolz, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.35)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Paul Deline, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.36)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mitch Massey, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.37)	Employment Agreement with David Duarte, President and Chief Operating Officer of Hacienda Bank, dated September 5, 2003 and filed with the SEC in the Company’s 10-QSB reported for September 30, 2003.

(10.38)	Promissory Note executed on October 3, 2003 for $3.5 million with Pacific Coast Bankers Bank, filed with the SEC in the Company’s 10-QSB reported for September 30, 2003.

(10.39)

Employment Agreement with Lawrence P. Ward, President and Chief Executive Officer of Heritage Oaks Bank, dated February 1, 2004 and filed with the SEC in the Company’s 10-KSB reported for December 31, 2003.

(10.40)	Executive Salary Continuation Agreement dated November 1, 2003 between Hacienda Bank and David Duarte, filed with the SEC in the Company’s 10-KSB reported for December 31, 2003.

(21)	Subsidiaries of the Company. Heritage Oaks Bank and Hacienda Bank are the only financial subsidiaries of the Company.

(23)	Consent of Independent Accountants

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The third quarter press release of earnings for September 30, 2003 for the Company was filed on Form 8-K, Items 7. and 9. with the SEC on October 9, 2003.

The announcement of the finalization of the acquisition of Hacienda Bank, whereby Hacienda Bank became a subsidiary of the Company, was filed on Form 8-K Items 2. and 7. with the SEC on November 3, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMPANY

By:	/s/ Lawrence P. Ward	By:	/s/ Margaret A. Torres
LAWRENCE P. WARD		MARGARET A. TORRES
President and Chief Executive Officer		Executive Vice Pres and Chief Financial Officer
Dated:	March 17, 2004	Dated:	March 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ B.R. Bryant	Chairman of the Board	March 17, 2004
B.R. BRYANT

/s/ Donald H. Campbell	Vice Chairman	March 17, 2004
DONALD H. CAMPBELL	of the Board of Directors

/s/ Kenneth Dewar	Director	March 17, 2004
KENNETH DEWAR

/s/ Mark C. Fugate	Director	March 17, 2004
MARK C. FUGATE

/s/ Dolores T. Lacey	Director	March 17, 2004
DOLORES T. LACEY

/s/ Merle F. Miller	Director	March 17, 2004
MERLE F. MILLER

/s/ Michael Morris	Director	March 17, 2004
MICHAEL MORRIS

/s/ Alex Simas	Director	March 17, 2004
ALEX SIMAS

/s/ Ole K. Viborg	Director	March 17, 2004
OLE K. VIBORG

/s/ Lawrence P. Ward	Director	March 17, 2004
LAWRENCE P. WARD

EXHIBIT INDEX

Exhibit Sequential Number	Description

(10.39)

Employment Agreement with Lawrence P. Ward, President and Chief Executive Officer of Heritage Oaks Bank, dated February 1, 2004 and filed with the SEC in the Company’s 10-KSB reported for December 31, 2003.

(10.40)	Executive Salary Continuation Agreement dated July 1, 2003 between Hacienda Bank and David Duarte, filed with the SEC in the Company’s 10-KSB reported for December 31, 2003.

23	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002