Form 10QSB
period 2004-03-31
HERITAGE OAKS BANCORP
filed 2004-05-06
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File No. 0-25020

HERITAGE OAKS BANCORP
(Exact name of small business issuer as specified in its charter)

STATE OF CALIFORNIA
(State or other jurisdiction of incorporation or organization)

77-0388249
(I.R.S. Employer Identification Code)

545 12th STREET, PASO ROBLES, CA 93446
(Address of principal office)

(805) 239-5200
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

No par value Common Stock – 3,794,399 shares outstanding at April 23, 2004.

TABLE OF CONTENTS

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations (Un-audited)
Consolidated Statements of Cash Flows (Un-audited)
Consolidated Statement of Changes in Stockholders’ Equity (Un-audited)
Notes to Consolidated Financial Statements (Un-audited)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part 2. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	31-Dec-03	31-Mar-04

ASSETS	(1)	(Unaudited)
Cash and due from banks	$40,374	$28,306
Federal funds sold	36,740	33,975

Total cash and cash equivalents	77,114	62,281

Interest bearing deposits other banks	498	498

Securities Available for sale	54,956	55,458
Federal Home Loan Bank Stock, at cost	1,959	2,269
Loans Held For Sale	4,402	5,686
Loans, net	274,051	293,552

Property, premises and equipment, net	9,874	10,163
Cash surrender value life insurance	6,859	6,928
Deferred Tax Assets	1,971	1,786
Goodwill	4,905	4,905
Core Deposit Intangible	2,442	2,337
Other assets	2,917	2,703

TOTAL ASSETS	$441,948	$448,566

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$137,859	$144,420
Savings, NOW, and money market deposits	153,413	153,976
Time deposits of $100,000 or more	23,694	22,615
Time deposits under $100,000	51,473	50,781

Total deposits	366,439	371,792

FHLB advances and other borrowed money	28,500	28,500
Securities Sold under Agreement to Repurchase	460	389
Notes Payable	3,500	3,500
Junior subordinated debentures	8,248	8,248
Other liabilities	2,513	2,633

Total liabilities	409,660	415,062

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
3,614,098 and 3,794,399 for December 31, 2003
and March 31, 2004, respectively.	20,649	23,784
Retained earnings	11,541	9,345
Accumulated other comprehensive income	98	375

Total stockholders' equity	32,288	33,504

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$441,948	$448,566

(1) These numbers have been derived from the audited financial statements.
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31,
(in thousands except per share date)

	2003	2004
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$3,675	$4,834
Investment securities	536	590
Federal funds sold and commercial paper	67	71
Time certificates of deposit	3	3

Total interest income	4,281	5,498

Interest Expense:

Now accounts	37	5
MMDA accounts	145	122
Savings accounts	11	23
Time deposits of $100,000 or more	42	61
Other time deposits	238	242
Other borrowed funds	464	438

Total interest expense	937	891

Net Interest Income Before Prov. for Possible Loan Losses	3,344	4,607
Provision for loan losses	125	170

Net interest income after provision for loan losses	3,219	4,437

Non-interest Income:
Service charges on deposit accounts	390	510
Gain(Loss) of Sale of Securities	52	0
Other income	459	526

Total Non-interest Income	901	1,036

Non-interest Expense:
Salaries and employee benefits	1,503	2,046
Occupancy and equipment	389	635
Other expenses	976	1,419

Total Noninterest Expenses	2,868	4,100
Income before provision for income taxes	1,252	1,373
Provision for applicable income taxes	427	497

Net Income	$825	$876

Earnings per share: (See note #4)
Basic	$0.27	$0.23
Fully Diluted	$0.25	$0.21

See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS
Periods ended March 31

	2003	2004

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$825	$876
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	158	231
Provision for possible loan losses	125	170
Provision for possible unfunded loan losses	25	0
Realized (gain)/loss on sales of available-for-sale
securities, net	(52)	0
Amortization of premiums/discounts on
investment securities, net	150	71
Amortization of intangible assets	0	105
(Increase)/decrease in loans held for sale	3,187	(1,284)
Net increase in cash surrender value of life insurance	(62)	(69)
(Increase)/decrease in other assets	63	214
Increase/(decrease) in other liabilities	346	120

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	4,765	434

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(5,248)	(532)
Purchase of mortgage backed securities available-for-sale	(4,996)	(3,078)
Proceeds from sales of securities available-for-sale	7,400	0
Proceeds from principal reductions and maturities
of securities available-for-sale	163	500
Proceeds from principal reductions and maturities
of mortgage backed securities available-for-sale	8,619	2,999
Purchase of FHLB stock	0	(310)
Increase in loans, net	(17,970)	(19,634)
ALLL Recoveries	0	(37)
Purchase of property, premises and equipment, net	(193)	(520)

NET CASH USED IN INVESTING ACTIVITIES	(12,225)	(20,612)

Cash Flows From Financing Activities
Increase in deposits, net	$4,947	$5,353
Net increase/(decrease) in other borrowings	(9,639)	(71)
Proceeds from exercise of stock options	50	63
Cash paid in lieu of fractional shares	(3)	0

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(4,645)	5,345

Net Increase/(Decrease) in Cash and Cash Equivalents	(12,105)	(14,833)
Cash and Cash Equivalents, Beginning of year	60,554	77,114

Cash and Cash Equivalents, End of year	$48,449	$62,281

Supplemental Disclosures of Cash Flow Information
Interest paid	$597	$486

Supplemental Disclosures of Non-Cash Flow Information
Change in other comprehensive income	($ 124)	$277
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
March 31, 2003 and March 31, 2004
(Unaudited)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
			(in thousands)

Balance January 1, 2003	2,785,533	$9,703	$9,548	$562	$19,813

Exercise of Stock Options	10,000	50	0		50

Stock dividend- 5%	139,548	1,605	(1,605)		0
Cash paid to Shareholders' in Lieu of
fractional shares on 5% Stock Dividend			(3)		(3)

Comprehensive Income
Net Income			825		825
Unrealized Security Holding Gains/(Losses)
'(net of $104 tax )				(155)	(155)
Less reclasification adjustment for gain
(net of $21 tax)				31	31

Total other comprehensive Income					670

Balance March 31, 2003	2,935,081	$11,358	$8,765	$438	$20,561

				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
			(in thousands)

Balance January 1, 2004	3,604,497	$20,649	$11,541	$98	$32,288

Exercise of Stock Options	9,601	63	0		63

5% Stock Dividend to be distributed	180,301	3,065	(3,065)		0
April 23, 2004
Cash Paid in lieu of fractional shares			0		0

Sale of Common Stock	0	0			0

Comprehensive Income
Net Income			876		876
Unrealized Security Holding Gains/(Losses)
'(net of $185 tax )				277	277
Less reclasification adjustment for gain
(net of $0 tax)				0	0

Total other comprehensive Income					1,153

Balance March 31, 2004	3,794,399	$23,777	$9,352	$375	$33,504

Note 1.    CONSOLIDATED FINANCIAL STATEMENTS

Heritage Oaks Bancorp (the “Company”) is a California Corporation and the parent company for two wholly-owned financial subsidiaries, Heritage Oaks Bank (“Heritage”) and Hacienda Bank (“Hacienda”) and one non-financial, non-consolidated subsidiary, Heritage Oaks Capital Trust I. Heritage and Hacienda are collectively referred to as the “Banks”.

In the opinion of Management, the un-audited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2004 and results of operations and cash flows for the three months ended March 31, 2003 and 2004. .

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to shareholders. The results for the three months ended March 31, 2003 and 2004 may not necessarily be indicative of the operating results for the full year.

Note 2.   INVESTMENT SECURITIES

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have a readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debit and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separ ate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at December 31, 2003 and
March 31, 2004 :

December 31, 2003		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$2,484	$22	$(24)	$2,482
Mortgage-backed securities	41,980	197	(308)	41,869
Obligations of State and Political Subdivisions	10,320	365	(89)	10,596
Other Securities	9	0	0	9

TOTAL	$54,793	$584	$(421)	$54,956

March 31, 2004		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,968	$24	$(17)	$1,975
Mortgage-backed securities	41,972	313	(121)	42,164
Obligations of State and Political Subdivisions	10,884	498	(72)	11,310
Other Securities	9	-	-	9
TOTAL	$54,833	$835	$(210)	$55,458

Note 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:
(in thousands)	December 31,	March 31,
	2003	2004

Commercial, financial, and agricultural	$49,024	$49,818
Real estate-construction	47,720	42,061
Real estate-mortgage	175,880	200,705
Installment loans to individuals	5,173	4,926
All other loans (including overdrafts)	338	398

	278,135	297,908

Less - deferred loan fees, net	(1,014)	(1,153)
Less - reserve for possible loan losses	(3,070)	(3,203)

Total loans	$274,051	$293,552

Loans Held For Sale	$4,402	$5,686

Concentration of Credit Risk
At March 31, 2004, approximately $242.8 million of the Banks’ loan portfolios were collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Banks attempt to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Banks to significantly greater credit risk.

At March 31, 2004, the Banks were contingently liable for letters of credit accommodations made to its customer totaling approximately $3.5 million and un-disbursed loan commitments in the approximate amount of $97.7 million. The Banks make commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit i s essentially the same as that involve in extending loan facilities to customers. The Banks anticipate no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	December 31,	March 31,
	2003	2004

Balance at beginning of year	$2,933	$3,070
Additions charged to operating expense	370	170
Loans charged off	(466)	(37)
Recoveries of loans previously charged off	233	0

Balance at end of year	$3,070	$3,203

The Banks recognized that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Banks’ estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Banks analyze the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Banks make monthly evaluations as to the adequacy of the allowance for loan losses.

The analysis of the allowance for loan losses is comprised of three components; specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Banks adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effect interest r ate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Banks’ evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the first quarter of 2004 is consistent with prior periods.

The Banks’ provision for loan losses was $125,000 for the first quarter of 2003, compared to $170,000 for the same period in 2004. This represents an increase of 36% which is driven by the 43% increase in net loans for the comparable periods of March 31, 2003 and 2004.

The allowance for loan losses as a percentage of total net loans was 1.09% at March 31, 2004 and 1.12% at December 31, 2003. Management believes that the allowance for credit losses at March 31, 2004 is prudent and warranted, based on information currently available.

Non-Accrual and Non-Performing Loans
Loan on non-accrual status totaled $1.5 million at March 31, 2004 and December 31, 2003. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Banks. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $76 thousand and $132 thousand for the period ended March 31, 2004 and December 31, 2003, respectively.

Non-performing loans include non-accrual loans, accruing loans that are 90 days or more delinquent and restructured loans. Non-performing loans totaled $1.6 million at March 31, 2004 and December 31, 2003.
Non-performing loans were .36% of total assets as of March 31, 2004 and December 31, 2003. The allowance for loan loss to non-performing loans was 2.00x and 1.92x at March 31, 2004 and December 31, 2003, respectively.

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

On October 31, 2003, the Company finalized the acquisition of Hacienda Bank and issued 602,485 shares of Company stock to shareholders of Hacienda Bank.

On March 26, 2004, the Company announced that the Board of Directors of the Company approved a 5% stock dividend. The record date for the stock dividend was April 9, 2004 and the pay date is April 23, 2004.

Share information has been retroactively adjusted for the 5% stock dividend in March 2004.

Earnings per share and total number of shares used for calculating basic earnings per share for the three months ended March 31, 2004 and 2003 were $.23 and $.27 and 3,791,244 and 3,072,023, respectively. Earnings per share and total number of shares used for calculating diluted earnings per share for the three months ended March 31, 2004 and 2003 were $.21 and $.25 and 4,096,227 and 3,266,586, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended

	March 31, 2003	March 31, 2004

Net income:
As reported	$824,569	$875,517
Stock-based compensation using the intrinsic value method	-	-
Stock-based compensation that would have been reported	-	-
using the fair value method of SFAS 123	(34,841)	(30,682)

Pro forma net income	$789,728	$844,835

Weighted Average Shares Outstanding - Basic	3,072,023	3,791,244
Weighted Average Shares Outstanding - Diluted	3,266,586	4,096,227

Basic Earnings per share
As reported	$0.27	$0.23
Pro forma	$0.26	$0.22

Earnings per share - assuming dilution
As reported	$0.25	$0.21
Pro forma	$0.24	$0.21

Note 5.   PREMISE

On July 26, 2002, Heritage purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. Heritage build a 5,000 square foot full service branch on this parcel and relocated the “Woodland” office, that was located at 171 Niblick Road, Paso Robles, Ca. on February 17, 2004.

On July 3, 2003, Heritage closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Heritage’s Headquarters. The purchase price was $1.1 million. It is Heritage’s intention to build a new structure on the site to allow for the consolidation of all Administrative functions of the Company within the new facility. Heritage anticipates that this project will be complete in the second quarter of 2005.

Note 6. NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and non-accretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on the Company’s consolidated financial position or results of operations.

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed , this statement would be effective for the Corporation on January 1, 2005. The proposal is highly controversial and subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed.

Note 7.   Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Certain statements contained in this Quarterly Report on Form 10-QSB (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, chang es in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the war on terrorism. (Refer to the Company’s December 31, 2003 10-KSB, ITEM 1. Description of Business.) The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending March 31, 2004 and 2003. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

THE COMPANY

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Heritage"). In 1994, the Company acquired all of the outstanding common stock of Heritage in a holding company formation transaction.

In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware. The Trust is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

On June 11, 2003, the Company entered into an Agreement to Merge and Plan of Reorganization (the “Agreement”) with Hacienda Bank (“Hacienda”), as amended on August 8, 2003, pursuant to which, among other things, (i) Heritage Oaks Merger Corp would merge with and into Hacienda, and (ii) Hacienda would become a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, as amended, the merger was completed on October 31, 2003. Hacienda shareholders elected, after application of applicable pro ration provisions, to receive 75% of the consideration in stock and 25% in cash. The Company issued approximately 602,485 shares to the former Hacienda shareholders and approximately $2.6 million in cash.

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

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-QSB.

Executive Summary and Recent Developments

The table below provides selected financial data that highlights the Company’s quarterly performance results:

SELECTED FINANCIAL DATA

	For the Three Months Ended:
	Mar-03	Jun-03	Sep-03	Dec-03	Mar-04

Return on Average Assets	1.04%	1.06%	1.08%	0.99%	0.82%

Return on Average Equity	16.23%	16.84%	17.18%	16.83%	10.60%

Average Equity to Average Assets	6.40%	6.54%	6.55%	6.76%	7.69%

Net Interest Margin	4.67%	4.84%	4.81%	4.82%	4.91%

Efficiency Ratio*	67.57%	65.77%	66.05%	68.94%	72.66%

Average Loans to Average Deposits	80.65%	83.12%	81.64%	81.74%	80.10%

Net Income	$825	$879	$916	$975	$876

Earnings Per Share:
Basic	$0.27	$0.28	$0.29	$0.27	$0.23
Diluted	$0.25	$0.27	$0.28	$0.25	$0.21
Outstanding Shares:
Basic	3,072,023	3,086,403	3,117,100	3,565,008	3,791,244
Diluted	3,266,586	3,274,122	3,301,375	3,841,465	4,096,227

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

Certainly one of the most notable recent events by the Company was the acquisition of Hacienda Bank that took place on October 31, 2003. Hacienda had approximately $89 million in assets at March 31, 2004. This acquisition was the culmination of many years effort to have a greater presence in the city of Santa Maria. In reviewing market share data (provided by the FDIC as of June every year) within the Company’s primary service area of San Luis Obispo and Northern Santa Barbara counties, it was very clear that the city of Santa Maria with 28% of the total deposit base provided opportunity for growth. In order to obtain more market share, the Company needed a greater presence than the existing one branch office that was opened in 1999. The Company views this acquisition as a positive step to enhancing market share and shareholder return. It is anticipated that the acqu isition will be accretive to earnings in the fourth quarter of 2004.

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

On February 17, 2004, Heritage relocated its Woodland Branch Office from the existing storefront location to the newly constructed 5,000 square foot stand alone facility. This building has been under construction for approximately one year and offers four drive through lanes, one drive through ATM and one through the wall ATM. The hours of operation include Sunday drive through from 10am to 2pm. The previous Woodland facility now houses administrative offices for Heritage and the lease expires in June 2005.

In July 2003, Heritage purchased a property immediately adjacent to its Headquarters facility. It is the intention to build approximately 20,000 square feet of office space to house all administrative functions of the Company. Architectural plans are currently being submitted to local city departments. Completion of the project is anticipated to be sometime during the second or third quarter of 2005.

On March 26, 2004, the Company announced plans to merge Hacienda into Heritage and operate Hacienda as a Division of Heritage. The Company anticipates that the merger will be finalized prior to the end of the second quarter 2004 pending approval from the appropriate regulatory agencies. Once completed, the merger is expected to simplify and streamline the Company’s regulatory reporting requirements. No management title or responsibility changes are anticipated. The goal is to accomplish the transition in a manner that will be transparent to the customers and employees and will not affect the day-to-day operations of the Banks. Immediate cost savings will be realized in relation to duplication of organization memberships and Board and Committee Meeting fees. These initial hard dollar cost savings are not material to the Company, however, the savings in staff time for duplicate preparation of Policies, Procedures, and Board and Committee monthly packages will be considerable and will allow the Company to grow organically without the addition of administrative staff.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2003 which was filed on Form 10-KSB. Of these significant accounting policies, the company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by chang es in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

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

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-

dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

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

Goodwill and Other Intangible Assets
As discussed in the 2003 Annual Report, Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the quarter ending March 31, 2004 of $876 thousand compared to $825 thousand during the same period in 2003. This represents an increase of 6.2%. Basic earnings per share were $.23 and $.27 at March 31, 2004 and March 31, 2003, respectively. Diluted earnings per share were $.21 and $.25 at March 31, 2004 and March 31, 2003, respectively.

When viewing data for the quarter ending March 31, 2004, it is important to keep in mind that Hacienda was acquired by the Company on October 31, 2003. Therefore, income and expense for Hacienda is included in the Company’s consolidated results for the quarter ending March 31, 2004 but is not included in the Company’s consolidated results for the quarter ended March 31, 2003. There were 602,485 shares of Company common stock issued in connection with the Hacienda acquisition and, as a result of these increased shares, first quarter 2004 earnings per share decreased when compared to the first quarter of 2003. The results for the first quarter of 2004 and the anticipation that the transaction will be accretive to earnings by the fourth quarter of 2004 are consistent with management’s pre-acq uisition planning assumptions

Net Interest Income and Interest Margin

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

The tables below sets forth changes from March 31, 2003 to March 31, 2004 for average interest earning assets and their respective average yields. Due to the declining yields on loans, the Company had to increase average earning assets to augment net interest income. The Company was able to grow the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Loan underwriting criteria was not compromised while accomplishing this. The tax-exempt portion of the investment portfolio was also increased and actually gained 3 basis points in the average yield. The Company has significant room to grow in tax-exempts before bumping up against the Alternative Minimum Tax issue with the IRS. The taxable investment portfolio continued to experience accelerated pre-payments which made it difficult to maintain the outstandin g balances.

Average Balance
(dollars in thousands)	March 31,
Interest Earning Assets:	2003	2004	$ Variance	% Variance

Time deposits with other banks	$497	$498	$ 1	0.20%
Investment securities taxable	51,465	47,219	(4,246)	-8.25%
Investment securities non-taxable	9,387	11,144	1,757	18.72%
Federal funds sold	22,391	30,157	7,766	34.68%
Loans (1) (2)	202,590	286,473	83,883	41.41%

Total interest earning assets	$286,330	$375,491	$ 89,161	31.14%

Average Yield
March 31,
Interest Earning Assets:	2003	2004	Variance

Time deposits with other banks	2.41%	2.41%	0.00%
Investment securities taxable	3.33%	3.91%	0.58%
Investment securities non-taxable	4.56%	4.59%	0.03%
Federal funds sold	1.20%	0.94%	-0.26%
Loans (1) (2)	7.26%	6.75%	-0.51%

Total interest earning assets	5.98%	5.86%	-0.12%

The tables below sets forth changes from March 31, 2003 to March 31, 2004 for average interest bearing liabilities and their respective average rates paid. The Company continues to enjoy a low cost of funds, specifically in regard to interest bearing deposits. The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years.

Average Balance
(dollars in thousands)	March 31,
Interest -bearing liabilities:	2003	2004	$	Variance	% Variance

Savings/NOW/money market	$110,028	153,736		$43,708		39.72%
Time deposits	45,979	74,387		28,408		61.78%
Other borrowings	34,330	32,414		(1,916)		-5.58%
Long Term Debt	8,248	8,248		-		0.00%

Total interest-bearing liabilities	$198,585	$268,785		$70,200		35.35%

Average Yield
March 31,
Interest -bearing liabilities:	2003	2004		Variance

Savings/NOW/money market	0.70%	0.39%		-0.31%
Time deposits	2.44%	1.63%		-0.81%
Other borrowings	4.14%	4.15%		0.01%
Long Term Debt	5.33%	4.95%		-0.39%

Total interest-bearing liabilities	1.89%	1.33%		-0.56%

The Company was able to increase the Net Interest Margin as the result of decreased costs for Interest Bearing Liabilities, primarily Time Deposits.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the quarters ending March 31, 2003 and 2004. The average balance of non-accruing loans has been included in loan totals.

AVERAGE BALANCE SHEET INFORMATION FOR MARCH 31,
(dollars in thousands)
		2003			2004
	Average	Average Yield	Amount	Average	Average Yield	Amount
Interest Earning Assets:	Balance	Rate Paid	Interest	Balance	Rate Paid	Interest

Time deposits with other banks	$497	2.41%	$3	$498	2.41%	$3
Investment securities taxable	51,465	3.33%	429	47,219	3.91%	462
Investment securities non-taxable	9,387	4.56%	107	11,144	4.59%	128
Federal funds sold	22,391	1.20%	67	30,157	0.94%	71
Loans (1) (2)	202,590	7.26%	3,675	286,473	6.75%	4,834

Total interest earning assets	286,330	5.98%	4,281	375,491	5.86%	5,498

Allowance for possible loan losses	(2,400)			(3,145)
Non-earning assets:
Cash and due from banks	19,548			27,333
Property, premises and equipment	4,574			10,184
Other assets	9,802			19,891

TOTAL ASSETS	$317,854			$429,754

Interest -bearing liabilities:
Savings/NOW/money market	110,028	0.70%	193	153,736	0.39%	150
Time deposits	45,979	2.44%	280	74,387	1.63%	303
Other borrowings	34,330	4.12%	354	32,414	4.15%	336
Long Term Debt	8,248	5.33%	110	8,248	4.95%	102

Total interest-bearing liabilities	198,585	1.89%	937	268,785	1.33%	891

Non-interest bearing liabilities:
Demand deposits	95,183			125,594
Other liabilities	3,756			2,329

Total liabilities	297,524			396,708

Stockholders' equity
Common stock	9,973			20,702
Retained earnings	9,900			12,125
Valuation Allowance Investments	457			219

Total stockholders' equity	20,330			33,046

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$317,854			$429,754

Net Interest Income			$3,344			$4,607

Net Interest Margin (3)		4.67%			4.91%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $241,199 and $219,667 for 2003 and 2004, respectively, have been included in the interest income computation.
(3)	Net interest income has been calculated by dividing the net interest income by total average earning assets.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s March 31, 2004 balances indicate that the net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within the Company’s policy guidelines for such changes.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%

Change in Net Interest Income	(7.02%)	(4.48%)	5.65%	11.80%

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

Non-Interest Income

The table below sets forth changes from March 31, 2003 to March 31, 2004 for non-interest income excluding $52 thousand Gain on Securities Sold in 2003.

	For Three Months Ended

	March 31,
(dollars in thousands)	2003	2004	$	Variance	% Variance

Service Charges on Deposit Accounts	$390	$510		$120	30.77%
ATM/Debit Card Transaction/Interchange Fees	99	125		26	26.26%
Bancard	19	25		6	31.58%
Mortgage Origination Fees	190	179		(11)	-5.79%
Earnings on Cash Surrender Value Life Ins	70	80		10	14.29%
Other	81	117		36	44.44%

TOTAL	$849	$1,036		$187	22.03%

Increases in Service Charges on Deposit Accounts and ATM/Debit Card related transactions are consistent with the 27.7% growth in Demand Deposits over a one year period.

Non-Interest Expenses

The table below sets forth changes from March 31, 2003 to March 31, 2004 for non-interest expense.

	For Three Months Ended

	March 31,
(dollars in thousands)	2003	2004	$ Variance	% Variance

Salaries and Employee Benefits	$1,503	$2,046	$543	36.13%
Occupany and Equipment	389	635	246	63.24%
Data Processing	381	476	95	24.93%
Advertising and promotional	93	169	76	81.72%
Regulatory fees	19	30	11	57.89%
Other professional fees and outside services	95	144	49	51.58%
Legal fees and other litigation expense	20	15	(5)	-25.00%
Loan Department Costs	65	35	(30)	-46.15%
Stationery and supplies	53	91	38	71.70%
Director fees	39	58	19	48.72%
Core Deposit Intangible Amortization	10	105	95	950.00%
Other	201	296	95	47.26%

	$2,868	$4,100	$1,232	42.96%

Salary/Related Expense
Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three months ending March 31, 2003 and 2004. Full time equivalent (FTE) employees increased from 122 at March 31, 2003 to 173 at March 31, 2004. The acquisition of Hacienda accounted for 28 FTE while Heritage increased by 23 FTE. Of the 23 that were added for Heritage, 6 were in the Mortgage Origination Department (5 of whom are commission based employees), 7 for the newly expanded Woodland Branch Office facility and the remaining 10 were due to general growth. Approximately $317 thousand of the increase in the first quarter of 2004 is the result of salary/related cost for Hacienda.

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

Group health benefit costs increased by approximately $48 thousand in the first quarter of 2004 compared to the same period in 2003.

Data Processing Expense
The increase in data processing expense of $95 thousand was due in part to the inclusion of Hacienda’s data processing expense of $145 thousand for the first quarter of 2004. In May 2003 and August 2003, the Company was able to re-negotiate their ATM processing and Data/Item Processing agreements, respectively, to lower costs.

Advertising and Promotional
Nearly half of the increase was due to a planned series of television ads for the first quarter of 2004. The remainder of variance was for direct mail and print media advertising. The $169 thousand first quarter expense represents approximately 39% of the 2004 budget for this department.

Provision for Income Taxes

The provision for income taxes was 36.2% and 34.1% of net pre-tax income for the quarter ending March 31, 2004 and 2003, respectively.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population in the two county areas comprising the Company’s service area, according to the U.S. Bureau of the Census, was estimated at July 2001 to be approximately 655,600. San Luis Obispo County represents about 38% of this total with Santa Barbara County accounting for the remaining approximately 62%. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, inc luding lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

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

On December 22, 2003, a 6.5 magnitude earthquake rocked the Central Coast. The earthquake was centered in San Simeon, an area approximately 20 miles west of Paso Robles where the Company is headquartered. There was the tragic loss of two lives in Paso Robles. The greatest amount of property damage was centered in downtown Paso Robles. The Company did not sustain any structural damage to its facilities and there were no injuries to any employees or their families. City officials reacted quickly and obtained disaster status from state and federal agencies. Business’ in the downtown area experienced a moderate decline in activity, however, the area has already begun to rebuild and things are getting back to normal. Within days after the earthquake, the Company performed an assessment as to any financial impact it could expect regarding effect to customers and their abil ity to repay any outstanding debt. The assessment revealed that there was no material impact to the Company.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $441.9 million at December 31, 2003 compared to $448.6 million at March 31, 2004. This represents an increase of $6.7 million or 1.5%.

Loans

A significant portion of total assets is the Company’s gross loans that were $278.1 million and $297.9 million at December 31, 2003 and March 31, 2004, respectively.

The table below sets forth changes from December 31, 2003 to March 31, 2004 for the composition of the loan portfolio.

	December 31,	March 31,
	2003	2004

(in thousands)
Commercial, financial, and agricultural	$49,024	$49,818	794	1.62%
Real estate-construction	47,720	42,061	(5,659)	-11.86%
Real estate-mortgage	175,880	200,705	24,825	14.11%
Installment loans to individuals	5,173	4,926	(247)	-4.77%
All other loans (including overdrafts)	338	398	60	17.75%

	278,135	297,908	19,773	7.11%

Less - deferred loan fees, net	(1,014)	(1,153)	(139)	13.71%
Less - reserve for possible loan losses	(3,070)	(3,203)	(133)	4.33%

Total loans	$274,051	$293,552	19,501	7.12%

Loans Held For Sale	$4,402	$5,686	1,284	29.17%

The increase in commercial, financial and agricultural loans is attributed to increased activity on existing credit lines and to several new credit lines granted. There were approximately $10 million in agricultural credit lines and $9.5 million in agricultural term loans outstanding at quarter end.

The decrease in real estate-construction loans can be attributed primarily to a $7 million retail center loan paid by an insurance company mortgage. Several large new construction projects were funded including a office complex for $2.5 million and a retail center for $1.4 million. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The large increase in real estate-mortgage loans  is attributed to several of the construction loans moving into amortizing loans, numerous new commercial property loans including a office/light industrial building for $8 million, a office complex for $2.5 million, an apartment for $1.2 million, a office building for $1 million and a RV storage for $1 million.

The Bank presently has a concentration of loans in construction/land and hotels in the amount of $33.9 million and $38.4 million, respectively. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner. The hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed. Heritage presently has one out of the area hotel participation loan that is in default. This loan, in the amount of $1 million, is on non-accrual status and the balance represents 2.6% of all hotel loans for the Company. As of April 21, 2004, the participant banks have all agreed to the sale of the entire loan at 90% of face value and Heritage has received $900 thousand and has charged off the remaining $95 thousand.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Banks fund them. Settlement from the correspondents is typically within 30 to 45 days.

At March 31, 2004, the Banks had no foreign loans outstanding. The Banks did not have any concentrations of loans except as disclosed above.

The Banks’ management is responsible for monitoring loan performance that is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Banks, maintain both a “watch” list of loans that, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Banks. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by each Banks’ Boards of Directors. Except as set forth in the preceding table, there are no loans which management has serious doubts as to the borrower’s ability to comply with present loan repayment terms.

The Banks have a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Payments that are received may also be applied to reduce the principal balance. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

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

Total Cash and Due from Banks

Total cash and due from banks were $40.4 million and $28.3 million at December 31, 2003 and March 31, 2004, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2003, net unrealized gains in the portfolio were $98 thousand compared to $375 thousand at March 31, 2004. The portfolio increased in size due to additional security purchases of approximately $3.5 million and $.5 million in matured securities. As cash flows come into the Banks from Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMOs) they are being used predominantly to fund loan demand.

At March 31, 2004, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2003 to March 31, 2004 for the composition of deposit categories.

	December 31,	March 31,
(in thousands)	2003	2004	$ Variance	% Variance

Deposits:
Demand, non-interest bearing	$137,859	$144,420	6,561	4.76%
Savings, NOW, and money market deposits	153,413	153,976	563	0.37%
Time deposits of $100 thousand or more	23,694	22,615	(1,079)	-4.55%
Time deposits under $100 thousand	51,473	50,781	(692)	-1.34%

Total deposits	366,439	371,792	5,353	1.46%

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

The deposits of Hacienda blended in well to continue with the favorable mix of the various deposit types for the Banks. The level of CDs at Hacienda constitutes approximately 34.2% of their total deposits. Management intends to work toward lowering the percentage of CDs on Hacienda’s balance sheet to mirror that of the Company prior to the acquisition. At December 31, 2003, consolidated balances in CDs accounted for approximately 20.5% of total deposits compared to 19.7% at March 31, 2004.

For the Company, at March 31, 2004, non-interest bearing demand deposits provide 38.8% of total deposits compared to 37.6% at December 31, 2003. Heritage has three deposit relationships that it considers to be volatile. These deposits are held by three, long time customers of Heritage that engage in mortgage related activities. The volatile nature of these relationships was evidenced by an increase of $6.7 million in account balances from December 31, 2003 to March 31, 2004. These volatile account relationships are included in the volatile liability dependency report that Heritage produces on a monthly basis. Management and the Board of Directors of Heritage are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $349.2 million represented 93.9% of total deposits at March 31, 2004. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 339,332 shares (50%) of Heritage stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. The interest rate on the note is 4.0% and is variable and moves with prime. At March 31, 2004, the Company had $3.5 million outstanding on this loan. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, Heritage must be “well” capitalized on an on-going basis as defined by Regulators.

The Banks have established respective borrowing lines with the Federal Home Loan Bank (FHLB). Hacienda has an existing borrowing capacity of $.9 million collateralized by loans. Hacienda has $.5 million in collateral pledged for Letters of Credit to cover Public Funds with the FHLB at March 31, 2004.

At March 31, 2004, Heritage had borrowings with the FHLB of $9.5 million and $19 million collateralized by loans and securities, respectively. The $28.5 million in borrowing consists of $9.5 million maturing in April 2004 and $19 million maturing in April 2005. At March 31, 2004, Heritage has a remaining borrowing capacity with existing collateral of approximately $2.4 million and $9.6 million secured by loans and securities, respectively. On April 24, 2004, Heritage renewed the $9.5 million borrowing for one year at a rate of 1.71%.

Heritage utilizes securities sold under repurchase agreements as a source of funds. Heritage had $460 thousand in securities sold under repurchase agreements at December 31, 2003 compared to $389 thousand at March 31, 2004.

Capital

The Company's total stockholders equity was $32.3 million at December 31, 2003 compared to $33.5 million at March 31, 2004. The increase in capital was due to net income of $876 thousand, stock options exercised in the amount of $63 thousand, and an increase in accumulated other comprehensive income of $277 thousand.

On March 26, 2004 the Board of Directors of the Company announced a 5% stock dividend to shareholders of record on April 9, 2004 to be distributed on April 23, 2004. The Consolidated Statements of Stockholders’ Equity found under Note 1. in this document reflects the 5% stock dividend.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures “ (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 4.92% as of March 31, 2004. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling. As of March 31, 2004, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

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

If Tier I Capital treatment for our Trust Preferred Securities were disallowed, there would be a reduction in our consolidated capital ratios. The following table shows as of March 31, 2004 (1) Heritage Oaks Bancorp’s current capital position, (2) our pro forma capital position if the Federal Reserve Board granted Tier II status to our Trust Preferred Securities, (3) our pro forma capital position if the Federal Reserve Board excludes entirely our Trust Preferred Securities from capital and (4) the minimum regulatory capital requirements for adequately capitalized status.

			Tier I	Total
		Leverage ratio	risk-based capital ratio	risk-based capital ratio

(1)	Heritage Oaks Bancorp	7.89%	9.91%	10.89%
(2)	Assuming Trust Preferred Securities
	only qualified as Tier II Capital	6.03%	7.57%	10.89%
(3)	Assuming Trust Preferred Securities
	are excluded entirely from capital	6.03%	7.57%	8.55%
(4)	Minimum regulatory requirements
	for adequately-capitalized status	4.00%	4.00%	8.00%

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

Management believes that organic growth in 2004 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At March 31, 2004, the Company had sufficient cash to service the $3.5 million PCBB loan and $8.2 million in junior subordinated debenture interest payments for approximately four quarters without dividends from subsidiaries. The combined subsidiary capacity to provide cash to the Company, while remaining “well-capitalized”, was $4.3 million at March 31, 2004.

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

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by any goodwill a bank may have) by the total assets. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets”. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the Company’s and the Banks’ capital ratios at March 31, 2004.

	Regulatory Standard
	Adequately	Well	Heritage Oaks		Heritage Oaks
	Capitalized	Capitalized	Bank	Hacienda Bank	Bancorp

Leverage Ratio	4.00%	5.00%	8.73%	7.09%	7.89%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.55%	9.43%	9.91%

Total Risk Based Captial Ratio	8.00%	10.00%	11.51%	10.46%	10.89%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Banks’ Asset Liability Committees (ALCO) are responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Banks’ financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Banks have credit arrangements with correspondent banks that serve as a sec ondary liquidity source in the amount of $7 million for Heritage and $2.2 million for Hacienda. At of March 31, 2004, the Banks had no borrowings against credit arrangements with these correspondent banks. The Banks are members of the FHLB and have collateralized borrowing capacities remaining of $12 million and $.9 million for Heritage and Hacienda, respectively.

The Banks manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2003, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 28.1% compared to 24.1% at March 31, 2004. The ratio of net loans to deposits, another key liquidity ratio, was 76.0% at December 31, 2003 compared to 79.0% at March 31, 2004.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended March 31, 2004 has been significant to the Company’s financial position or results of operations in regard to fluctuation in interest rates creating narrowing net interest margins. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 10 of the Company’s consolidated financial statements contained in Item 7 of Part II of the Company’s December 31, 2003 10-KSB.

In the ordinary course of business, the Banks are parties to various operating leases. For a fuller discussion of these financial instruments, refer to Note 5 of the Company’s consolidated financial statements contained in Item 7 of Part II of the Company’s December 31, 2003 10-KSB.

In connection with the $8.2 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART 2. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (b)        Exhibits:

Exhibit (31.1)    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (31.2)    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (32.1)    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (32.2)    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)        Reports on Form 8-K:

The fourth quarter press release of earnings for December 31, 2003 for the Company was filed on Form 8-K, Items 7. and 12., with the
SEC on January 20, 2004.

The announcement of a 5% stock dividend declared by the Company on March 26, 2004 for shareholders of record April 9, 2004 to be distributed on April 23, 2004 was filed on Form 8-K, Items 5. and 7., with the SEC on March 26, 2004. Also, the Company announced plans to merger subsidiary banks to form one bank under the charter of Heritage Oaks Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: April 28, 2004

By:	/s/ Lawrence P. Ward Lawrence P. Ward President Chief Executive Officer

By:	/s/ Margaret A. Torres Margaret A. Torres Chief Financial Officer Executive Vice President

EXHIBIT INDEX

Exhibit (31.1)    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (31.2)    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (32.1)    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (32.2)    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

