Form 10QSB
period 2004-06-30
HERITAGE OAKS BANCORP
filed 2004-08-09
CIK 921547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______
                           COMMISSION FILE NO. 0-25020

                             HERITAGE OAKS BANCORP
                             ---------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                              STATE OF CALIFORNIA
                              -------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   77-0388249
                                   ----------
                      (I.R.S. EMPLOYER IDENTIFICATION CODE)

                     545 12TH STREET, PASO ROBLES, CA 93446
                     --------------------------------------
                          (ADDRESS OF PRINCIPAL OFFICE)

                                 (805) 239-5200
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE (12) MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST NINETY (90) DAYS.

                                  YES X     NO ____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

NO PAR VALUE COMMON STOCK - 3,800,382 SHARES OUTSTANDING AT JULY 9, 2004.

                               TABLE OF CONTENTS

Part 1. Financial Information

        Item 1. Financial Statements

        Consolidated Balance Sheets
        Consolidated Statements of Operations (Un-audited)
        Consolidated Statements of Cash Flows (Un-audited)
        Consolidated Statement of Changes in Stockholders' Equity (Un-audited) Notes to Consolidated Financial Statements (Un-audited)

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

        Item 3. Controls and Procedures

Part 2. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders
        Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HERITAGE OAKS BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       31-DEC-03    30-JUN-04
                                                       ---------    ---------
ASSETS                                                    (1)      (UNAUDITED)
Cash and due from banks                                $  40,374    $  32,500
Federal funds sold                                        36,740       40,340
                                                       ---------    ---------

Total cash and cash equivalents                           77,114       72,840

Interest bearing deposits other banks                        498          498

Securities Available for sale                             54,956       63,096
Federal Home Loan Bank Stock, at cost                      1,959        1,828
Loans Held For Sale                                        4,402        3,454
Loans, net                                               274,051      293,810

Property, premises and equipment, net                      9,874       10,020
Cash surrender value life insurance                        6,859        6,998
Deferred Tax Assets                                        1,971        2,268
Goodwill                                                   4,905        4,905
Core Deposit Intangible                                    2,442        2,232
Other assets                                               2,917        2,559

TOTAL ASSETS                                           $ 441,948    $ 464,508
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Deposits:
Demand, non-interest bearing                           $ 137,859    $ 162,252
Savings, NOW, and money market deposits                  153,413      155,340
Time deposits of $100 or more                             23,694       21,865
Time deposits under $100                                  51,473       48,043
                                                       ---------    ---------
Total deposits                                           366,439      387,500

FHLB advances and other borrowed money                    28,500       28,500
Securities Sold under Agreement to Repurchase                460          863
Notes Payable                                              3,500        3,500
Junior subordinated debentures                             8,248        8,248
Other liabilities                                          2,513        1,921
                                                       ---------    ---------
Total liabilities                                        409,660      430,532

COMMITMENTS AND CONTINGENCIES                                 --           --

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
3,784,722 and 3,800,382 for December 31, 2003
and June 30, 2004, respectively                           20,649       23,816
Retained earnings                                         11,541       10,507
Accumulated other comprehensive income                        98         (347)
                                                       ---------    ---------
Total stockholders' equity                                32,288       33,976
                                                       ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $ 441,948    $ 464,508
                                                       =========    =========



(1)  These numbers have been derived from the audited financial statements.

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                      (in thousands except per share date)


                                                            2003         2004
                                                      ----------   ----------
                                                      (UNAUDITED)  (UNAUDITED)

Interest Income:

Interest and fees on loans                            $    3,856   $    5,031
Investment securities                                        545          562
Federal funds sold and commercial paper                       40           83
Time certificates of deposit                                   3            2
                                                      ----------   ----------
Total interest income                                      4,444        5,678

Interest Expense:

Now accounts                                                  32            6
MMDA accounts                                                130          127
Savings accounts                                              11           24
Time deposits of $100 or more                                 42           58
Other time deposits                                          217          216
Other borrowed funds                                         409          402
                                                      ----------   ----------
Total interest expense                                       841          833

Net Interest Income Before Prov. for Possible
  Loan Losses                                              3,603        4,845
Provision for loan losses                                    125           35
                                                      ----------   ----------
Net interest income after provision for loan losses        3,478        4,810

Non-interest Income:
Service charges on deposit accounts                          412          589
Gain of Sale of Securities                                     0           28
Other income                                                 515          570
                                                      ----------   ----------
Total Non-interest Income                                    927        1,187

Non-interest Expense:
Salaries and employee benefits                             1,519        2,129
Occupancy and equipment                                      429          628
Other expenses                                             1,032        1,378
                                                      ----------   ----------
Total Noninterest Expenses                                 2,980        4,135
Income before provision for income taxes                   1,425        1,862
Provision for applicable income taxes                        546          700
                                                      ----------   ----------
Net Income                                            $      879   $    1,162
                                                      ==========   ==========

Earnings per share (See:note #4)
Basic                                                 $     0.28   $     0.31
Fully Diluted                                         $     0.27   $     0.29

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,
                      (in thousands except per share date)

                                                            2003         2004
                                                      ----------   ----------
                                                      (UNAUDITED)  (UNAUDITED)
Interest Income:

Interest and fees on loans                            $    7,532   $    9,866
Investment securities                                      1,081        1,152
Federal funds sold and commercial paper                      107          154
Time certificates of deposit                                   6            5
                                                      ----------   ----------
Total interest income                                      8,726       11,177

Interest Expense:

Now accounts                                                  69           11
MMDA accounts                                                275          249
Savings accounts                                              23           47
Time deposits of $100 or more                                 83          119
Other time deposits                                          455          458
Other borrowed funds                                         873          840
                                                      ----------   ----------
Total interest expense                                     1,778        1,724

Net Interest Income Before Prov. for
   Possible Loan Losses                                    6,948        9,453
Provision for loan losses                                    250          205
                                                      ----------   ----------
Net interest income after provision for loan losses        6,698        9,248

Non-interest Income:
Service charges on deposit accounts                          802        1,098
Gain of Sale of Securities                                    57           28
Other income                                                 969        1,096
                                                      ----------   ----------
Total Non-interest Income                                  1,828        2,222

Non-interest Expense:
Salaries and employee benefits                             3,022        4,174
Occupancy and equipment                                      818        1,263
Other expenses                                             2,008        2,798
                                                      ----------   ----------
Total Noninterest Expenses                                 5,848        8,235
Income before provision for income taxes                   2,678        3,235
Provision for applicable income taxes                        974        1,197
                                                      ----------   ----------
Net Income                                            $    1,704   $    2,038
                                                      ==========   ==========

Earnings per share (See:note #4)
Basic                                                 $     0.55   $     0.54
Fully Diluted                                         $     0.52   $     0.50

See notes to condensed financial statements

                              HERITAGE OAKS BANCORP
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                              PERIODS ENDED JUNE 30
                                 (in thousands)

                                                                 2003         2004
                                                           ----------   ----------
                                                           (UNAUDITED)  (UNAUDITED)
Cash Flows from Operating Activities
  Net income                                               $    1,704   $    2,038
  Adjustments to reconcile net income to
    net cash provided by operating activities
  Net cash provided by operating activities
  Depreciation and amortization                                   310          441
  Provision for possible loan losses                              250          205
  Provision for possible unfunded loan losses                      25            0
  Realized loss on sales of available-for-sale
   securities, net                                                (57)         (28)
  Amortization of premiums/discounts on
   investment securities, net                                     264          211
  FHLB Stock dividends                                           (49)         (35)
  Amortization of intangible assets                                20          210
  (Increase)/decrease in loans held for sale                   (1,100)         948
  Net increase in cash surrender value of life insurance         (124)        (139)
  (Increase)/decrease in other assets                              (6)         362
  Decrease in other liabilities                                (5,359)        (592)
                                                           ----------   ----------
     NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES       (4,122)       3,621
                                                           ----------   ----------
Cash Flows From Investing Activities
  Purchase of securities available-for-sale                         0         (909)
  Purchase of mortgage backed securities
   available-for-sale                                         (11,134)     (17,295)
  Proceeds from sales of securities available-for-sale         12,365        1,534
  Proceeds from principal reductions and maturities
   of securities available-for-sale                                 0          500
  Proceeds from principal reductions and maturities
   of mortgage backed securities available-for-sale            15,607        7,101
  Sale of FHLB stock                                              338          166
  Purchase of life insurance policies                            (830)           0
  Increase in loans, net                                      (22,492)     (19,967)
  ALLL Recoveries                                                   0            3
  Purchase of property, premises and equipment, net              (367)        (587)
                                                           ----------   ----------
     NET CASH USED IN INVESTING ACTIVITIES                     (6,513)     (29,454)
                                                           ----------   ----------
  Cash Flows From Financing Activities
  Increase in deposits, net                                $   25,427   $   21,061
  Net increase/(decrease) in other borrowings                  (9,630)         403
  Proceeds from exercise of stock options                         179          102
  Cash paid in lieu of fractional shares                           (3)          (7)
                                                           ----------   ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                15,973      21,559
                                                           ----------   ----------
Net Increase/(Decrease) in Cash and Cash Equivalents            5,338       (4,274)
Cash and Cash Equivalents, Beginning of year                   60,554       77,114
                                                           ----------   ----------
Cash and Cash Equivalents, End of year                     $   65,892   $   72,840
                                                           ==========   ==========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                            $    1,868   $    1,799
  Income taxes paid                                        $      930   $    1,015

Supplemental Disclosures of Non-Cash Flow Information
  Change in other comprehensive income                     $    1,885   $    1,610

See notes to condensed financial statements


                             HERITAGE OAKS BANCORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        June 30, 2003 and June 30, 2004
                                  (Unaudited)
                    (in thousands except shares outstanding)

                                                                   ------------------------------------------------------
                                                                                               ACCUMULATED
                                                                                                  OTHER         TOTAL
                                                        SHARES      COMMON        RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                                     OUTSTANDING     STOCK        EARNINGS        INCOME       EQUITY
                                                     -----------   ------------------------------------------------------
                                                                                     (in thousands)

Balance January 1, 2003                               2,785,533    $    9,703    $    9,548    $      562    $   19,813

Exercise of Stock Options                                31,670           179             0                         179


Stock dividend- 5%                                      139,048         1,605        (1,605)                          0
Cash paid to Shareholders' in Lieu of
   fractional shares on 5% Stock Dividend                                                (3)                        (3)


Comprehensive Income
  Net Income                                                                          1,704                       1,704
  Unrealized Security Holding Gains
    '(net of $121 tax )                                                                               181           181
  Less reclasification  adjustment for gain
   (net of $23 tax)                                                                                   (34)          (34)
                                                                                                             ----------

Total other comprehensive Income                                                                                  1,885
                                                                                                             ----------

Balance June 30, 2003                                 2,956,251    $   11,487    $    9,644    $      709    $   21,840


                                                                   ------------------------------------------------------
                                                                                                  OTHER         TOTAL
                                                        SHARES      COMMON        RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                                     OUTSTANDING     STOCK        EARNINGS        INCOME       EQUITY
                                                     -----------   ------------------------------------------------------
                                                                                     (in thousands)

Balance January 1, 2004                               3,604,497    $   20,649    $   11,541    $       98    $   32,288

Exercise of Stock Options                                15,584           102                                       102


5% Stock Dividend to be distributed                     180,301         3,065        (3,065)                          0
April 23, 2004
Cash Paid in lieu of fractional shares                                                   (7)                         (7)

Comprehensive Income
  Net Income                                                                          2,038                       2,038
  Unrealized Security Holding Losses
    (net of $285 tax )                                                                              (428)         (428)
  Less reclasification  adjustment for gain
   (net of $11 tax)                                                                                  (17)          (17)

Total other comprehensive Income                                                                                  1,610
                                                                                                             ----------

Balance June 30, 2004                                 3,800,382    $   23,816    $   10,507    $     (347)   $   33,976


NOTE 1.   CONSOLIDATED FINANCIAL STATEMENTS

Heritage Oaks Bancorp (the "Company") is a California Corporation and the parent
company  for  financial   subsidiary,   Heritage  Oaks  Bank  ("Bank")  and  one
non-financial, non-consolidated subsidiary, Heritage Oaks Capital Trust I.

In the opinion of Management, the un-audited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2004 and results of operations and cash flows for the six months and three months ended June 30, 2003 and 2004.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's
2003 Annual Report to shareholders. The results for the six months and three months ended June 30, 2003 and 2004 may not necessarily be indicative of the operating results for the full year.

NOTE 2.   INVESTMENT SECURITIES

In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which addresses the accounting for investments in equity securities that have a readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debit and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at December 31, 2003 and June 30, 2004 :

December 31, 2003

                                                                         GROSS       GROSS
                                                           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                              COST       GAINS      LOSSES      VALUE
                                                           ---------  ----------  ----------   -------
Obligations of U.S. government agencies and corporations   $   2,484  $       22  $      (24)  $ 2,482
Mortgage-backed securities                                    41,980         197        (308)   41,869
Obligations of State and Political Subdivisions               10,320         365         (89)   10,596
Other Securities                                                   9           0           0         9
                                                           ---------  ----------  ----------   -------
TOTAL                                                      $  54,793  $      584  $     (421)  $54,956
                                                           =========  ==========  ==========   =======



JUNE 30, 2004
(in thousands)
                                                                         GROSS       GROSS
                                                           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                              COST       GAINS      LOSSES      VALUE
                                                           ---------  ----------  ----------   -------
Obligations of U.S. government agencies and corporations   $   1,940  $        9  $      (31)  $ 1,918
Mortgage-backed securities                                    50,429          85        (527)   49,987
Obligations of State and Political Subdivisions               11,294         157        (269)   11,182
Other Securities                                                   9          --          --         9
                                                           ---------  ----------  ----------   -------
TOTAL                                                      $  63,672  $      251  $     (827)  $63,096
                                                           =========  ==========  ==========   =======


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:
                                                        DECEMBER 31,  JUNE 30,
                                                              2003      2004
                                                        ------------ ----------
(in thousands)
Commercial, financial, and agricultural                 $     49,024 $   49,507
Real estate-construction                                      47,720     51,086
Real estate-mortgage                                         175,880    191,966
Installment loans to individuals                               5,173      5,168
All other loans (including overdrafts)                           338        397
                                                        ------------ ----------
                                                             278,135    298,124

Less - deferred loan fees, net                                (1,014)    (1,169)
Less - reserve for possible loan losses                       (3,070)    (3,145)
                                                        ------------ ----------

Total loans                                             $    274,051 $  293,810
                                                        ------------ ----------

Loans Held For Sale                                     $      4,402 $    3,454


Concentration of Credit Risk

At June 30, 2004, approximately $243 million of the Bank's loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At June 30, 2004, the Bank was contingently liable for letters of credit accommodations made to its customer totaling approximately $6.1 million and un-disbursed loan commitments in the approximate amount of $128.7 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involve in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

Allowance for Loan Losses

An allowance for loan losses has been established by management to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be un-collectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans.


An analysis of the changes in the reserve for possible loan losses is as follows:

                                                        DECEMBER 31,  JUNE 30,
                                                            2003        2004
                                                        ------------ ----------

Balance at beginning of year                                 $ 2,933 $    3,070
Additions charged to operating expense                           370        205
Loans charged off                                               (466)      (133)
Recoveries of loans previously charged off                       233          3
                                                        ------------ ----------
Balance at end of year                                  $      3,070 $    3,145

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Bank's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

The analysis of the allowance for loan losses is comprised of three components; specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank's evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the second quarter of 2004 is consistent with prior periods.

The Bank's provision for loan losses was $205 thousand and $250 thousand for the six months ending June 30, 2004 and 2003, respectively.

The allowance for loan losses as a percentage of total net loans was 1.07% at June 30, 2004 and 1.12% at December 31, 2003. Management believes that the allowance for credit losses at June 30, 2004 is prudent and warranted, based on information currently available.

Non-Accrual and Non-Performing Loans

Loan on non-accrual status totaled $935 thousand at June 30, 2004 and $1.5 million at December 31, 2003. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $67 thousand and $132 thousand for the period ended June 30, 2004 and December 31, 2003, respectively.

Non-performing loans include non-accrual loans, accruing loans that are 90 days or more delinquent and restructured loans. Non-performing loans totaled $1.0 million at June 30, 2004 and $1.6 million at December 31, 2003.

Non-performing loans were .22% of total assets as of June 30, 2004 and .36% at December 31, 2003. The allowance for loan loss to non-performing loans was 3.1x and 1.92x at June 30, 2004 and December 31, 2003, respectively.

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

On March 26, 2004, the Company announced that the Board of Directors of the Company approved a 5% stock dividend. The record date for the stock dividend was April 9, 2004 and the pay date was April 23, 2004.

Share information has been retroactively adjusted for the 5% stock dividend in March 2004.

The following table shows the number of shares used to calculate and the earnings per share for the three and six months ending June 30, 2003 and 2004:


                            Eps                              Eps
                For the Three Months Ending:      For the Six Months Ending:
                 30-Jun-03        30-Jun-04       30-Jun-03        30-Jun-04
                 ---------        ---------       ---------        ---------
        Basic    $    0.28        $    0.31       $    0.55        $    0.54
      Diluted    $    0.27        $    0.29       $    0.52        $    0.50
Shares:
        Basic    3,086,403        3,797,874       3,079,252        3,794,559
      Diluted    3,274,122        4,068,597       3,274,965        4,076,613


The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:




                                              Three Months Ended             Six Months Ended
                                        ----------------------------  ----------------------------
                                        June 30, 2003  June 30, 2004  June 30, 2003  June 30, 2004
                                        -------------  -------------  -------------  -------------
Net income:
  As reported                           $     879,290  $   1,162,079  $   1,703,859  $   2,037,594
  Stock-based compensation using the
    intrinsic value method                         --             --             --             --
  Stock-based compensation that would
    have been reported using the fair              --             --             --             --
    value method of SFAS 123                  (26,027)       (22,131)       (60,994)       (44,484)
                                        -------------  -------------  -------------  -------------
Pro forma net income                    $     853,263  $   1,139,948  $   1,642,865  $   1,993,110
                                        =============  =============  =============  =============

Weighted Average Shares
   Outstanding - Basic                      3,086,403      3,797,874      3,079,252      3,794,559
Weighted Average Shares
  Outstanding - Dilute                      3,274,122      4,068,597      3,274,965      4,076,613

Basic Earnings per share
  As reported                           $        0.28  $        0.31  $        0.55  $        0.54
  Pro forma                             $        0.28  $        0.30  $        0.53  $        0.53

Earnings per share -
 assuming dilution
  As reported                           $        0.27  $        0.29  $        0.52  $        0.50
  Pro forma                             $        0.26  $        0.28  $        0.50  $        0.49



NOTE 5.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and non-accretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on the Company's consolidated financial position or results of operations.

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Corporation on January 1, 2005.

NOTE 6.   RECLASSIFICATIONS

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

On October 31, 2003, the Company acquired Hacienda Bank. At the time of the transaction, Hacienda Bank had approximately $90 million in assets. On June 28, 2004, Hacienda Bank merged with and into Heritage Oaks Bank.

CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB ("QUARTERLY REPORT"), INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF
1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
GENERAL ECONOMIC AND BUSINESS CONDITIONS IN THOSE AREAS IN WHICH THE COMPANY OPERATES, DEMOGRAPHIC CHANGES, COMPETITION, FLUCTUATIONS IN INTEREST RATES, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, CHANGES IN GOVERNMENTAL REGULATION, CREDIT QUALITY, THE AVAILABILITY OF CAPITAL TO FUND THE EXPANSION OF THE COMPANY'S BUSINESS, ECONOMIC, POLITICAL AND GLOBAL CHANGES ARISING FROM THE WAR ON TERRORISM. (REFER TO THE COMPANY'S DECEMBER 31, 2003 10-KSB, ITEM 1. DESCRIPTION OF BUSINESS.) THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending June 30, 2004 and 2003. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

THE COMPANY

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Bank"). In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In April 2002, the Company formed Heritage Oaks Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware. The Trust is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

On June 11, 2003, the Company entered into an Agreement to Merge and Plan of Reorganization (the "Agreement") with Hacienda Bank ("Hacienda"), as amended on August 8, 2003, pursuant to which, among other things, (i) Heritage Oaks Merger Corp would merge with and into Hacienda, and (ii) Hacienda would become a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, as amended, the merger was completed on October 31, 2003. Hacienda shareholders elected, after application of applicable pro ration provisions, to receive 75% of the consideration in stock and 25% in cash. The Company issued approximately 602,485 shares to the former Hacienda shareholders and approximately $2.6 million in cash.

After the merger, the Company became a two-bank holding company owning all of the shares of both the Bank and Hacienda. In connection with the Agreement and the merger, Messrs. Mark Fugate and Alex Simas, previous members of Hacienda's board of directors, were added to the board of directors of the Company.

On March 26, 2004, the Company announced plans to merge Hacienda into the Bank and operate Hacienda as a Division of the Bank. The merger was finalized on June 28, 2004. The merger is expected to simplify and streamline the Company's regulatory reporting requirements. The goal is to accomplish the transition in a manner that will be transparent to the customers and employees and will not affect the day-to-day operations of the Bank. Immediate cost savings will be realized in relation to duplication of organization memberships and Board and Committee Meeting fees. These initial hard dollar cost savings are not material to the Company, however, the savings in staff time for duplicate preparation of Policies, Procedures, and Board and Committee monthly packages will be considerable and will allow the Company to grow organically without the addition of administrative staff.

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

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-KSB (Annual Report), Form 10-QSB (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.heritageoaksbancorp.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company's website is incorporated into this Quarterly Report on Form 10-QSB.

Executive Summary and Recent Developments

The table below provides selected financial data that highlights the Company's quarterly performance results:



                                              SELECTED FINANCIAL DATA


                                            Jun-03         Sep-03         Dec-03         Mar-04         Jun-04
                                        -------------  -------------  -------------  -------------  -------------
Return on Average Assets                         1.06%         1.08%           0.99%          0.82%          0.92%

Return on Average Equity                        16.84%        17.18%          16.83%         10.60%         12.19%

Average Equity to Average Assets                 6.54%         6.55%           6.76%          7.69%          7.58%

Net Interest Margin                              4.84%         4.81%           4.82%          4.91%          4.91%

Efficiency Ratio*                               65.77%        66.05%          68.94%         72.66%         70.50%

Average Loans to Average Deposits               83.12%         81.64%         81.74%         80.10%         80.63%

Net Income                              $         879  $         916  $         975  $         876  $       1,162

Earnings Per Share:
     Basic                              $        0.28  $        0.29  $        0.27  $        0.23  $        0.31
     Diluted                            $        0.27  $        0.28  $        0.25  $        0.21  $        0.29
Outstanding Shares:
    Basic                                   3,086,403      3,117,100      3,565,008      3,791,244      3,797,874
    Diluted                                 3,274,122      3,301,375      3,841,465      4,096,227      4,068,597

*The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

Certainly, one of the Company's most notable recent events was the acquisition of Hacienda Bank that took place on October 31, 2003. Hacienda had approximately $86 million in assets at June 30, 2004. This acquisition was the culmination of many years effort to have a greater presence in the city of Santa Maria. In reviewing market share data (provided by the FDIC as of June every year) within the Company's primary service area of San Luis Obispo and Northern Santa Barbara counties, it was very clear that the city of Santa Maria with 28% of the total deposit base provided opportunity for growth. In order to obtain more market share, the Company needed a greater presence than the existing one branch office that was opened in 1999. The Company views this acquisition as a positive step to enhancing market share and shareholder return. Initially, the Company anticipated that the acquisition would be accretive to earnings in the fourth quarter of 2004. However, the acquisition became accretive to diluted earnings per share for the three months ending June 30, 2004.

In 1999, Heritage put into action a Corporate Culture Survey that allows employee to respond anonymously to nearly 100 questions regarding communication, training, management effectiveness and many other pertinent areas. This survey is conducted annually during the fourth quarter. The results of the survey provide Senior Management and the Board with information that assists in future endeavors to address areas where there is an opportunity to improve. During the past five years, the overall "rating" has shown measured improvement. Senior Management and the Board of Directors consider this to be one of the most important achievements for the Company. This program was implemented for Hacienda in February 2004.

The Company continues to focus on increased market share in each city within its primary market area. In 2002, marketing plans were initiated to reach the long term goal of at least a pro rata share of deposits in each market. Measured calling programs for both lending and operational staff have been implemented utilizing among other resources a Customer Relationship Management (CRM) system. While competition remains robust in the Central Coast with numerous independent banks headquartered here and the typical plethora of major financial institutions, the Company believes that our unique corporate culture that concentrates on our staff will ultimately be our best tool to accomplish our market share goals. From June 1998 to June 2003, the Company's market share in San Luis Obispo County grew from 5.9% to 7.5%. This growth represented a move from the eighth position among fifteen other commercial banks to fourth among fourteen commercial banks. The Compound Annual Growth Rate (CAGR) for the company over a ten year period (1994 through 2003) was 21.9% compared to a CAGR of 6.2% for total deposits in San Luis Obispo County.

On February 17, 2004, the Bank relocated its Woodland Branch Office from the existing storefront location to the newly constructed 5,000 square foot stand alone facility. This building has been under construction for approximately one year and offers four drive through lanes, one drive through ATM and one through the wall ATM. The hours of operation include Sunday drive through from 10am to 2pm. The previous Woodland facility now houses administrative offices for the Bank and the lease expires in June 2005.

In July 2003, the Bank purchased a property immediately adjacent to its Headquarters facility. It is the intention to build approximately 20,000 square feet of office space to house all administrative functions of the Company. Architectural plans are currently being submitted to local city departments. Completion of the project is anticipated to be sometime during the second or third quarter of 2005.

Local Economy

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

The Central Coast's leading industry is the production of wine grapes and production of premium quality wines. Over the past two years, production of new vineyard land has led to an over capacity of wine grapes. Excess production of wine grapes has led to a decrease in prices of grapes sold and in some cases, the inability of farmers to sell grapes at any price. Wineries on the other hand are purchasing grapes at existing contract prices and in some cases, below contract prices. Wineries are becoming select in the quality of grapes purchases, asking farmers to thin crops to produce a higher quality fruit.

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

On December 22, 2003, a 6.5 magnitude earthquake rocked the Central Coast. The earthquake was centered in San Simeon, an area approximately 20 miles west of Paso Robles where the Company is headquartered. There was the tragic loss of two lives in Paso Robles. The greatest amount of property damage was centered in downtown Paso Robles. The Company did not sustain any structural damage to its facilities and there were no injuries to any employees or their families. City officials reacted quickly and obtained disaster status from state and federal agencies. Business' in the downtown area experienced a moderate decline in activity, however, the area has already begun to rebuild and things are getting back to normal. Within days after the earthquake, the Company performed an assessment as to any financial impact it could expect regarding effect to customers and their ability to repay any outstanding debt. The assessment revealed that there was no material impact to the Company.


Critical Accounting Policies

The Company's significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2003 which was filed on Form 10-KSB. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of recoveries. The allowance for loan and lease losses is determined based on management's assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the level of classified and nonperforming loans.

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

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended June 30, 2004 of $1.2 million compared to $879 thousand during the same period in 2003. This represents an increase of 32.2%. Basic earnings per share for the three months ended June 30, 2004 and June 30, 2003, were $.31 and $.28, respectively. Diluted earnings per share for the three months ended June 30, 2004 and June 30, 2003, were $.29 and $.27, respectively.

The Company reported net income for the six months ended June 30, 2004 of $2.0 million compared to $1.7 million during the same period in 2003. This represents an increase of 19.6%. Basic earnings per share for the six months ended June 30, 2004 and June 30, 2003 were $.54 and $.55, respectively. Diluted earnings per share for the six months ended June 30, 2004 and June 30, 2003 were $.50 and $.52, respectively.

When viewing data for the three and six months ending June 30, 2004, it is important to keep in mind that Hacienda was acquired by the Company on October 31, 2003. Therefore, income and expense for Hacienda is included in the Company's consolidated results for the three and six months ending June 30, 2004 but is not included in the Company's consolidated results for the three and six months ending June 30, 2003. There were 602,485 shares of Company common stock issued in connection with the Hacienda acquisition and, as a result of these increased shares, earnings per share on a fully diluted basis for the six months ending June 30, 2004 decreased by $.02 from the six months ending June 30, 2003. However, for the three months ending June 30, 2004, earnings per share on a fully diluted basis were $.29 compared to $.27 for the same period in 2003.

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

The tables below sets forth changes from June 30, 2003 to June 30, 2004 for average interest earning assets and their respective average yields. Due to the declining yields on loans, the Company had to increase average earning assets to augment net interest income. The Company was able to grow the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. The growth in the loan portfolio was achieved under the Company's established Loan Policy.

The tax-exempt portion of the investment portfolio also increased, however, it experienced an 11 basis point decrease in average yield. At June 30, 2004, the tax equivalent yield was 6.985% compared to 7.231% for the same period in 2003. The Company has significant room to grow in tax-exempts before bumping up against the Alternative Minimum Tax issue with the IRS. The taxable investment portfolio gained in average yield due to extension caused by rising rates.


                                                                 AVERAGE
                                                                 BALANCE
              (DOLLARS IN THOUSANDS)                             JUNE 30,
Interest Earning Assets:                                    2003          2004         $ VARIANCE     % VARIANCE
                                                       -------------  -------------  -------------    -----------
              Time deposits with other banks           $         497  $         498  $           1           0.20%
              Investment securities taxable                   48,323         48,177           (146)         -0.30%
              Investment securities non-taxable                9,859         11,151          1,292          13.10%
              Federal funds sold                              17,042         31,069         14,027          82.31%
              Loans (1) (2)                                  211,403        293,921         82,518          39.03%
                                                       -------------  -------------  -------------
              Total interest earning assets            $     287,124  $     384,816  $      97,692          34.02%
                                                       =============  =============  =============


                                                                AVERAGE
                                                                  YIELD
                                                                JUNE 30,
Interest Earning Assets:                                    2003          2004         VARIANCE
                                                       -------------  -------------  -------------
              Time deposits with other banks                    2.43%          2.02%         -0.41%
              Investment securities taxable                     3.58%          3.79%          0.21%
              Investment securities non-taxable                 4.56%          4.45%         -0.11%
              Federal funds sold                                1.27%          1.00%         -0.27%
              Loans (1) (2)                                     7.18%          6.77%         -0.42%

              Total interest earning assets                     6.13%          5.86%         -0.27%


The tables below sets forth changes from June 30, 2003 to June 30, 2004 for average interest bearing liabilities and their respective average rates paid. The Company continues to enjoy a low cost of funds, specifically in regard to interest bearing deposits. The ability to attract low cost deposits is part of the Company's marketing plans that have been in place for numerous years.



                                                                AVERAGE
                                                                 BALANCE
              (DOLLARS IN THOUSANDS)                             JUNE 30,
Interest-bearing liabilities:                               2003          2004         $ VARIANCE     % VARIANCE
                                                       -------------  -------------  -------------    -----------
              Savings/NOW/money market                 $     109,828  $     154,345  $      44,517          40.53%
              Time deposits                                   45,950         73,218         27,268          59.34%
              Other borrowings                                32,191         32,523            332           1.03%
              Long Term Debt                                   8,248          8,248             --           0.00%
                                                       -------------  -------------  -------------
              Total interest-bearing liabilities       $     196,217  $     268,334  $      72,117          36.75%
                                                       =============  =============  =============


                                                                 AVERAGE
                                                                  YIELD
                                                                 JUNE 30,
Interest-bearing liabilities:                               2003          2004         VARIANCE
                                                       -------------  -------------  -------------
              Savings/NOW/money market                          0.67%          0.40%         -0.27%
              Time deposits                                     2.36%          1.59%         -0.77%
              Other borrowings                                  4.12%          3.92%         -0.20%
              Long Term Debt                                    5.26%          5.09%         -0.17%

              Total interest-bearing liabilities                1.83%          1.30%         -0.53%



The Company was able to increase the Net Interest Margin as the result of decreased costs for Interest Bearing Liabilities, primarily Time Deposits.

On June 29, 2004, the Federal Reserve Bank increased rates by 25 basis points. This action so late in the quarter had no impact on the Company's net interest margin as of June 30, 2004. However, due to the asset sensitive nature of the Company's balance sheet, management believes that this increase, coupled with the Company's substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, will favorably impact the net interest margin.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the six months ending June 30, 2003 and 2004. The average balance of non-accruing loans has been included in loan totals.


                            AVERAGE BALANCE SHEET INFORMATION FOR JUNE 30,
(DOLLARS IN THOUSANDS)

                                                                      2003                                    2004
                                                      -------------------------------------   --------------------------------
                                                                     AVERAGE                               AVERAGE
                                                       AVERAGE        YIELD        AMOUNT      AVERAGE       YIELD     AMOUNT
Interest Earning Assets:                               BALANCE      RATE PAID     INTEREST     BALANCE    RATE PAID   INTEREST
                                                      ---------     ---------     ---------   ---------   ----------  --------
              Time deposits with other banks          $     497          2.43%    $       6   $     498         2.02%$       5
              Investment securities taxable              48,323          3.58%          858      48,177         3.79%      906
              Investment securities non-taxable           9,859          4.56%          223      11,151         4.45%      246
              Federal funds sold                         17,042          1.27%          107      31,069         1.00%      154
              Loans (1) (2)                             211,403          7.18%        7,532     293,921         6.77%    9,866
                                                      ---------                   ---------   ---------               --------

              Total interest earning assets             287,124          6.13%        8,726     384,816         5.86%   11,177
                                                      ---------                   ---------   ---------               --------

Allowance for possible loan losses                       (2,481)                                 (3,133)
Non-earning assets:
              Cash and due from banks                    20,279                                  29,387
              Property, premises and equipment            4,582                                  10,143
              Other assets                                9,810                                  19,815
                                                      ---------                               ---------

TOTAL ASSETS                                          $ 319,314                               $ 441,028
                                                      ---------                               ---------

Interest-bearing liabilities:
              Savings/NOW/money market                  109,828          0.67%          367     154,345         0.40%      307
              Time deposits                              45,950          2.36%          538      73,218         1.59%      577
              Other borrowings                           32,191          4.12%          658      32,523         3.92%      632
              Long Term Debt                              8,248          5.26%          215       8,248         5.09%      208
                                                      ---------                   ---------   ---------               --------

              Total interest-bearing liabilities        196,217          1.83%        1,778     268,334         1.30%    1,724
                                                      ---------                   ---------   ---------               --------

Non-interest bearing liabilities:
              Demand deposits                            98,570                                 136,948
              Other liabilities                           3,649                                   2,322
                                                      ---------                               ---------
              Total liabilities                         298,436                                 407,604
                                                      ---------                               ---------


Stockholders' equity
              Common stock                               10,835                                  22,249
              Retained earnings                           9,476                                  11,116
              Valuation Allowance Investments               567                                      59
                                                      ---------                               ---------
              Total stockholders' equity                 20,878                                  33,424
                                                      ---------                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                              $ 319,314                               $ 441,028
                                                      ---------                               ---------

Net Interest Income                                                               $   6,948                           $  9,453
                                                                                  ---------                           --------
Net Interest Margin (3)                                                  4.84%                                  4.91%



(1)  NONACCRUAL LOANS HAVE BEEN INCLUDED IN TOTAL LOANS.
(2) LOAN FEES OF $407 AND $492 FOR 2003 AND 2004, RESPECTIVELY, HAVE BEEN INCLUDED IN THE INTEREST INCOME COMPUTATION.
(3) NET INTEREST INCOME HAS BEEN CALCULATED BY DIVIDING THE NET INTEREST INCOME BY TOTAL AVERAGE EARNING ASSETS.

The hypothetical impacts of sudden interest rate movements applied to the Company's asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company's net interest income is "at risk" from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company's June 30, 2004 balances indicate that the net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within the Company's policy guidelines for such changes. Floors on loans are recognized in the models used.

----------------------- -------------- ------------- ------------ -------------
                        Rates Down 2%  Rates Down 1% Rates Up 1%  Rates Up 2%
----------------------- -------------- ------------- ------------ -------------
Change in Net                  (10.52%)       (6.18%)        6.96%       14.16%
Interest Income
----------------------- -------------- ------------- ------------ -------------

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors effecting these estimates and assumptions include, but are not limited to 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management's responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company's net interest income. Therefore, the results of this analysis should not be relied upon as indicative of actual future results.

Non-Interest Income

The table below sets forth changes for the three months ending June 30, 2003 to June 30, 2004 for non-interest income excluding $28 thousand Gain on Securities Sold in 2004.


Non-Interest Income Components

                                                 FOR THREE
                                               MONTHS ENDED
                                                  JUNE 30,
                                              ---------------
(DOLLARS IN THOUSANDS)                         2003     2004    $ VARIANCE  % VARIANCE
                                              ------   ------   ----------  ----------
Service Charges on Deposit Accounts           $  412   $  589   $      177       42.96%
ATM/Debit Card Transaction/Interchange Fees      100      153           53       53.00%
Bancard                                           24       33            9       37.50%
Mortgage Origination Fees                        239      198          (41)     -17.15%
Earnings on Cash Surrender Value Life Ins         70       80           10       14.29%
Other                                             82      106           24       29.27%
                                              ------   ------   ----------
TOTAL                                         $  927   $1,159   $      232       25.03%


The table below sets forth changes for the six months ending June 30, 2003 to June 30, 2004 for non-interest income excluding $57 thousand and $28 thousand
Gain on Securities Sold in 2003 and 2004, respectively.


                                                  FOR SIX
                                               MONTHS ENDED
                                                  JUNE 30,
                                              ---------------
(DOLLARS IN THOUSANDS)                         2003     2004    $ VARIANCE  % VARIANCE
                                              ------   ------   ----------  ----------
Service Charges on Deposit Accounts           $  802   $1,098   $      296       36.91%
ATM/Debit Card Transaction/Interchange Fees      199      278           79       39.70%
Bancard                                           42       58           16       38.10%
Mortgage Origination Fees                        429      377          (52)     -12.12%
Earnings on Cash Surrender Value Life Ins        140      160           20       14.29%
Other                                            159      223           64       40.25%
                                              ------   ------   ----------
TOTAL                                         $1,771   $2,194   $      423       23.88%


Increases in Service Charges on Deposit Accounts and ATM/Debit Card related transactions were favorably impacted by the 18.9% growth in Demand Deposits over a one year period that includes the addition of the three Hacienda branch offices. Mortgage origination fees have been impacted negatively by the decrease in "re-finance" activity due to rising rates.

Non-Interest Expense

The tables below set forth changes for the three and six months ending June 30, 2003 to June 30, 2004 for non-interest expense.


Non-Interest Expense Components
                                                 FOR THREE
                                               MONTHS ENDED
                                                  JUNE 30,
                                              ---------------
(DOLLARS IN THOUSANDS)                         2003     2004    $ VARIANCE  % VARIANCE
                                              ------   ------   ----------  ----------
Salaries and Employee Benefits                $1,519   $2,128   $      609       40.09%
Occupany and Equipment                           429      628          199       46.39%
Data Processing                                  370      491          121       32.70%
Advertising and promotional                       78      123           45       57.69%
Regulatory fees                                   18       33           15       83.33%
Other professional fees and outside services      95      125           30       31.58%
Legal fees and other litigation expense           42       32          (10)     -23.81%
Loan Department Costs                             64       43          (21)     -32.81%
Stationery and supplies                           62       95           33       53.23%
Director fees                                     38       57           19       50.00%
Core Deposit Intangible Amortization              10      106           96      960.00%
Other                                            255      274           19        7.45%
                                              ------   ------   ----------
                                              $2,980   $4,135   $    1,155       38.76%



                                                  FOR SIX
                                               MONTHS ENDED
                                                  JUNE 30,
                                              ---------------
(DOLLARS IN THOUSANDS)                         2003     2004    $ VARIANCE  % VARIANCE
                                              ------   ------   ----------  ----------
Salaries and Employee Benefits                $3,022   $4,174   $    1,152       38.12%
Occupany and Equipment                           818    1,263          445       54.40%
Data Processing                                  751      967          216       28.76%
Advertising and promotional                      171      292          121       70.76%
Regulatory fees                                   37       63           26       70.27%
Other professional fees and outside services     190      269           79       41.58%
Legal fees and other litigation expense           62       47          (15)     -24.19%
Loan Department Costs                            129       78          (51)     -39.53%
Stationery and supplies                          115      186           71       61.74%
Director fees                                     77      115           38       49.35%
Core Deposit Intangible Amortization              20      211          191      955.00%
Other                                            456      570          114       25.00%
                                              ------   ------   ----------
                                              $5,848   $8,235   $    2,387       40.82%


Salary/Related Expense

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and six months ending June 30, 2003 and 2004. Full time equivalent (FTE) employees increased from 127 at June 30, 2003 to 171 at June 30, 2004. The acquisition of Hacienda accounted for 25 FTE while the Bank increased by 19 FTE. Of the 19 that were added for the Bank, 6 were in the Mortgage Origination Department (5 of whom are commission based employees), 7 for the newly expanded Woodland Branch Office facility and the remaining 6 were due to general growth. Approximately $636 thousand of the increase in the six months of 2004 is the result of salary/related cost for Hacienda.

There has been much media attention related to the cost of doing business in the State of California. Workers Compensation Insurance costs for the Company tripled on the renewal date in July 2003 from approximately $75 thousand per year to $220 thousand per year. Some of the increase was due to an expanding payroll, however, not to the extent that the premium increased. California legislators have recently enacted changes that have resulted in a 7% decrease to the Company's worker compensation insurance.

Group health benefit costs increased by approximately $91 thousand in the six months of 2004 compared to the same period in 2003.

Occupancy and Equipment

The increase in occupancy and equipment expense is due in part to the inclusion of Hacienda's expense of $354 thousand for the first six months of 2004. The remaining increase is due to the opening of the new branch office for the Bank

Data Processing Expense

The increase in data processing expense is due to the inclusion of Hacienda's data processing expense of $297 thousand for the first six months of 2004. In May 2003 and August 2003, the Company was able to re-negotiate their ATM processing and Data/Item Processing agreements, respectively, to lower costs.

Provision for Income Taxes

The provision for income taxes was 37.0% and 36.4% of net pre-tax income for the six months ending June 30, 2004 and 2003, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $441.9 million at December 31, 2003 compared to $464.5 million at June 30, 2004. This represents an increase of $22.6 million or 5.1%.

Loans

A significant portion of total assets is the Company's gross loans that were $278.1 million and $298.1 million at December 31, 2003 and June 30, 2004, respectively.

The table below sets forth changes from December 31, 2003 to June 30, 2004 for the composition of the loan portfolio.

Major classifications of loans were:

                                           DECEMBER     JUNE 30,
                                           31, 2003       2004
                                          ---------    ---------
(IN THOUSANDS)
Commercial, financial, and agricultural   $  49,024    $  49,507          483         0.99%
Real estate-construction                     47,720       51,086        3,366         7.05%
Real estate-mortgage                        175,880      191,966       16,086         9.15%
Installment loans to individuals              5,173        5,168           (5)       -0.10%
All other loans (including overdrafts)          338          397           59        17.46%
                                          ---------    ---------    ---------
                                            278,135      298,124       19,989         7.19%

Less - deferred loan fees, net               (1,014)      (1,169)        (155)       15.29%
Less - reserve for possible loan losses      (3,070)      (3,145)         (75)        2.44%
                                          ---------    ---------    ---------

Total loans                               $ 274,051    $ 293,810       19,759         7.21%
                                          ---------    ---------

Loans Held For Sale                       $   4,402    $   3,454         (948)      -21.54%



The small increase in commercial, financial and agricultural loans is attributed to increased activity on existing credit lines and to several new credit lines granted.

The increase in real estate-construction loans can be attributed to funding of existing construction projects and to several new construction loans made. The new construction loans include a residential tract development for $2.5 million, an addition to a strip center for $4.4 million, a mini storage for $1.4 million, a warehouse for $1.4 million, a retail center for $1.4 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The large increase in real estate-mortgage loans is attributed to several of the construction loans moving into amortizing loans, numerous new commercial property loans including an office/light industrial building for $8 million, an office complex for $2.5 million, an apartment for $1.2 million, an office building for $1 million, an apartment for $1 million and a RV storage for $1 million.

The Bank presently has a concentration of loans in construction/land and hotels in the amount of $51 million and $30 million, respectively. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner. The hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed. The Bank had one out of the area hotel participation loan that was in default. This loan, in the original amount of $1 million, was paid down by $900 thousand in April 2004 with the remaining $95 thousand charged off. Two other hotel loans were paid off during the second quarter by other lenders, reducing our exposure in the hotel industry by approximately $9 million.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At June 30, 2004, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

The Bank's management is responsible for monitoring loan performance that is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank maintains both a "watch" list of loans that, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Bank's Board of Directors.

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

Total Cash and Due from Banks

Total cash and due from banks were $40.4 million and $32.5 million at December 31, 2003 and June 30, 2004, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Federal Home Loan Bank, Federal Funds sold (funds lent on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an asset/liability committee that develops current investment policies based upon its operating needs and market circumstance. The Bank's investment policy is formally reviewed and approved annually by the board of directors. The asset/liability committee of the Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to Bank's boards of directors on a regular basis.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2003, net unrealized gains in the portfolio were $98 thousand compared to a net unrealized loss of $347 thousand at June 30, 2004. The portfolio increased in size due to additional security purchases of approximately $17.3 million off-set by $7.1 million and $1.5 million in principle reductions and the sale of three small securities, respectively.

At June 30, 2004, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2003 to June 30, 2004 for the composition of deposit categories.


                                          DECEMBER      JUNE 30,
(IN THOUSANDS)                             31, 2003       2004      $VARIANCE   % VARIANCE
                                          ---------    ---------    ---------   ----------
Deposits:
Demand, non-interest bearing              $ 137,859    $ 162,252       24,393        17.69%
Savings, NOW, and money market deposits     153,413      155,340        1,927         1.26%
Time deposits of $100 thousand or more       23,694       21,865       (1,829)       -7.72%
Time deposits under $100 thousand            51,473       48,043       (3,430)       -6.66%
                                          ---------    ---------    ---------
Total deposits                              366,439      387,500       21,061         5.75%


The Company has been able to increase deposits due to a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company's balance sheet and staffing along with changes in its primary market area. Friendly competition between the branch offices to increase deposit totals has been in place for two years. The branch offices are all given goals for each deposit category type and results are measured monthly. Lending and Operational staff work together to meet or beat their goals. This program has generated a significant amount of pride for the entire staff and resulted in growth for the Company.

For the Company, at June 30, 2004, non-interest bearing demand deposits provide 41.9% of total deposits compared to 37.6% at December 31, 2003. The Bank has three deposit relationships that it considers to be volatile. These deposits are held by three, long time customers of the Bank that engage in mortgage related activities. The volatile nature of these relationships was evidenced by an increase of $17.7 million in account balances from December 31, 2003 to June 30, 2004. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $365.6 million represented 94.4% of total deposits at June 30, 2004. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 633,920 shares (50%) of the Bank's stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. The interest rate on the note is 4.25% and is variable and moves with prime. At June 30, 2004, the Company had $3.5 million outstanding on this loan. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be "well" capitalized on an on-going basis as defined by bank Regulators.

One of the benefits of merging Hacienda Bank with and into the Bank on June 28, 2004 was the enhanced capital position of the resultant bank. On July 22, 2004, the Bank's Board of Directors declared a dividend of $3.5 million to the Company to enable the Company to pay the PCBB line of credit down to $0. This was done on July 23, 2004. The line of credit in the amount of $3.5 million is still available to the Company until September 2005.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At June 30, 2004, the Bank had borrowings with the FHLB of $9.5 million and $19 million collateralized by loans and securities, respectively.

The $28.5 million in borrowing matures in April 2005. At June 30, 2004, the Bank has a remaining borrowing capacity with existing collateral of approximately $.8 million and $9.1 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $460 thousand in securities sold under repurchase agreements at December 31, 2003 compared to $863 thousand at June 30, 2004.

Capital

The Company's total stockholders equity was $32.3 million at December 31, 2003 compared to $34 million at June 30, 2004. The increase in capital was due to net income of $2,038 thousand, stock options exercised in the amount of $102 thousand, and a decrease in accumulated other comprehensive income of $445 thousand and $7 thousand cash paid in lieu of fractional shares.

On March 26, 2004 the Board of Directors of the Company announced a 5% stock dividend to shareholders of record on April 9, 2004 that was distributed on April 23, 2004. The Consolidated Statements of Stockholders' Equity found under
Item 1. in this document reflects the 5% stock dividend.

On April 10,  2002,  the  Company  issued  $8,248,000  of  Floating  Rate Junior
Subordinated Deferrable Interest Debentures " (the "debt securities") to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 5.07% as of June 30, 2004. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company's financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. At June 30, 2004, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

If the Company elects to defer interest payments pursuant to terms of the agreement, then the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company's capital stock, or (ii) make any payment of principal of or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the Debt Securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock. The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1.9 million on April 11, 2002 and capital contributions to Heritage for future growth.

On May 6, 2004, the Federal Reserve Board released a notice of proposed rulemaking ("NPR") pertaining to the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies ("BHCs"). This NPR is subject to public comment prior to July 11, 2004 and therefore may be revised.

This NPR proposes three substantive changes in the capital treatment of trust preferred securities: (i) subtraction of goodwill from core capital elements before calculating permitted trust preferred,(ii) amortization of tier 1 capital credit of trust preferred securities in the 5 years prior to maturity, and (iii) limitation of trust preferred securities to 15% of tier 1 capital, net of goodwill for internationally active BHCs. If this NPR is finally adopted, the Company will still be considered "well capitalized" under current regulatory guidelines.

Management believes that organic growth in 2004 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At June 30, 2004, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately six quarters without dividends from subsidiaries. The Bank's capacity to provide cash to the Company, while remaining "well-capitalized", was $5.4 million at June 30, 2004.

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

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any goodwill a bank may have) by the total assets. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets". Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the Company's and the Bank's capital ratios at June 30, 2004.

                                      REGULATORY STANDARD
                                   ------------------------  HERITAGE  Heritage
                                    ADEQUATELY     WELL        OAKS      Oaks
                                   CAPITALIZED  CAPITALIZED   BANCORP    Bank
                                   -----------  ----------- ---------- --------
Leverage Ratio                            4.00%        5.00%     7.71%    8.21%

Tier One Risk Based Captial Ratio         4.00%        6.00%    10.15%   10.45%

Total Risk Based Captial Ratio            8.00%       10.00%    11.09%   11.38%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank's Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank's financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $7 million. At of June 30, 2004, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of $9.9 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2003, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 28.1% compared to 26.8% at June 30, 2004. The ratio of net loans to deposits, another key liquidity ratio, was 76.0% at December 31, 2003 compared to 75.8% at June 30, 2004.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended June 30, 2004 has been significant to the Company's financial position or results of operations in regard to fluctuation in interest rates creating narrowing net interest margins. However, inflation has not been a factor in the customer's ability to repay debt or in upward pressure on operation expenses.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 10 of the Company's consolidated financial statements contained in Item 7 of Part II of the Company's December 31, 2003 10-KSB.

In the ordinary course of business, the Bank is a party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 5 of the Company's consolidated financial statements contained in Item 7 of Part II of the Company's December 31, 2003 10-KSB.

In connection with the $8.2 million in debt securities discussed in "Capital," the Company issued the full and unconditional payment guarantee of certain accrued distributions.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There was no change in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                           PART 2. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the security holders for approval at the annual meeting held on May 27, 2004:

                    1. ELECTION OF DIRECTORS. To elect ten (10) persons to the Board of Directors of the Company to serve until the 2005 Annual Meeting of Shareholders and until their successors are elected and have qualified. The following persons elected:

                                                     For
                           Dr. B. R. Bryant          2,924,151
                           Donald H. Campbell        2,924,872
                           Kenneth L. Dewar          2,924,872
                           Mark C. Fugate            2,923,511
                           Dolores T. Lacey          2,923,462
                           Merle F. Miller           2,924,872
                           Michael J. Morris         2,924,872
                           Alexander F. Simas        2,924,627,
                           Ole K. Viborg             2,752,830
                           Lawrence P. Ward          2,904,999

                    2. RATIFICATION OF INDEPENDENT ACCOUNTANTS. To ratify the appointment of Vavrinek, Trine, Day & Co. LLP as the Company's independent accountants for the 2004 fiscal year.

                    FOR    2,882,967    AGAINST  100     ABSTAINED    43,950

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
          --------------

          Exhibit (10.41)  Fifth   Amendment   to  Service   Bureau   Processing
                           Agreement  dated  June  19,  2004  between   Fidelity
                           Information Services, Inc. and Heritage Oaks Bank.

          Exhibit (31.1)   Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit (31.2)   Certification of Chief Financial  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit (32.1)   Certification of Chief Executive  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit (32.2)   Certification of Chief Financial  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K:

               The first quarter press release of earnings for March 31, 2004 for the Company was filed on Form 8-K, Items 7. and 12., with the SEC on April 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: August 9, 2004


                           /s/ Lawrence P. Ward
                           ------------------------
                           Lawrence P. Ward
                           President
                           Chief Executive Officer



                           /s/ Margaret A. Torres
                           ------------------------
                           Margaret A. Torres
                           Chief Financial Officer
                           Executive Vice President

                                  EXHIBIT INDEX

Exhibit (10.41)     Fifth amendment to Service Bureau Processing Agreement dated
                    June 19, 2004 between Fidelity  Information  Services,  Inc.
                    and Heritage Oaks Bank.

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


31