Form 10QSB
period 2004-09-30
HERITAGE OAKS BANCORP
filed 2004-11-03
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

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
YES [X]     NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 3,815,970 shares outstanding at October 18, 2004.

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

Signatures

Certifications

Exhibits

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS

(in thousands)

	31-Dec-03	30-Sep-04
ASSETS	(1)	(Unaudited)
Cash and due from banks	$40,374	$29,418
Federal funds sold	36,740	25,020

Total cash and cash equivalents	77,114	54,438

Interest bearing deposits other banks	498	4,598

Securities Available for sale	54,956	59,846
Federal Home Loan Bank Stock, at cost	1,959	1,579
Loans Held For Sale	4,402	2,489
Loans, net	274,051	308,886

Property, premises and equipment, net	9,874	9,902
Cash surrender value life insurance	6,859	7,065
Deferred Tax Assets	1,971	1,837
Goodwill	4,905	4,905
Core Deposit Intangible	2,442	2,126
Other assets	2,917	2,923

TOTAL ASSETS	$441,948	$460,594

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$137,859	$157,283
Savings, NOW, and money market deposits	153,413	161,277
Time deposits of $100 or more	23,694	19,953
Time deposits under $100	51,473	46,360
Total deposits	366,439	384,873

FHLB advances and other borrowed money	28,500	28,500
Securities Sold under Agreement to Repurchase	460	566
Notes Payable	3,500	—
Junior subordinated debentures	8,248	8,248
Other liabilities	2,513	2,506
Total liabilities	409,660	424,693

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
3,784,722 and 3,815,970 for December 31, 2003
and September 30, 2004, respectively.	20,649	23,901
Retained earnings	11,541	11,701
Accumulated other comprehensive income	98	299
Total stockholders' equity	32,288	35,901

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$441,948	$460,594

(1)	These numbers have been derived from the audited financial statements.
See notes to condensed financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
(in thousands except per share date)	September 30,		September 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$3,869	5,136	$11,401	$15,002
Investment securities	412	634	1,493	1,786
Federal funds sold and commercial paper	73	74	180	228
Time certificates of deposit	3	4	9	9
Total interest income	4,357	5,848	13,083	17,025

Interest Expense:

Now accounts	4	10	73	21
MMDA accounts	105	137	380	386
Savings accounts	10	21	33	68
Time deposits of $100 or more	34	61	117	180
Other time deposits	216	197	671	655
Other borrowed funds	407	371	1,280	1,211
Total interest expense	776	797	2,554	2,521

Net Int. Income Before Prov. for Possible Ln. Losses	3,581	5,051	10,529	14,504
Provision for loan losses	75	75	325	280
Net interest income after provision for loan losses	3,506	4,976	10,204	14,224

Non-interest Income:
Service charges on deposit accounts	404	546	1,206	1,644
Gain of Sale of Securities	2	0	60	28
Other income	574	525	1,543	1,621
Total Non-interest Income	980	1,071	2,809	3,293

Non-interest Expense:
Salaries and employee benefits	1,593	2,068	4,615	6,242
Occupancy and equipment	408	644	1,227	1,907
Other expenses	1,012	1,412	3,020	4,210
Total Noninterest Expenses	3,013	4,124	8,862	12,359
Income before provision for income taxes	1,473	1,923	4,151	5,158
Provision for applicable income taxes	557	730	1,531	1,927
Net Income	$916	$1,193	$2,620	$3,231

Earnings per share: See Note #4
Basic	$0.29	$0.31	$0.85	$0.85
Fully Diluted	$0.28	$0.29	$0.79	$0.79
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)	Periods ended September 30,
	2003	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,620	$3,231
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	379	709
Provision for possible loan losses	325	280
Provision for possible unfunded loan losses	50	25
Realized gain on sales of available-for-sale
securities, net	(60)	(28)
Amortization of premiums/discounts on
investment securities, net	375	307
FHLB Stock dividends	(68)	(55)
Amortization of intangible assets	30	316
(Increase)/decrease in loans held for sale	(412)	1,913
(Increase)/decrease in deferred tax assets	(135)	0
Net increase in cash surrender value of life insurance	(195)	(206)
(Increase)/decrease in other assets	(145)	1
Decrease in other liabilities	(4,777)	(32)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(2,013)	6,461
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,633)	(1,455)
Purchase of mortgage backed securities available-for-sale	(10,394)	(17,295)
Proceeds from sales of securities available-for-sale	12,365	1,534
Proceeds from principal reductions and maturities
of securities available-for-sale	757	1,315
Proceeds from principal reductions and maturities
of mortgage backed securities available-for-sale	23,845	11,060
Increase in Interest Bearing Deposits with other banks	0	(4,100)
Net change in FHLB and FRB stock	339	435
Purchase of life insurance policies	(830)	0
Increase in loans, net	(28,091)	(35,117)
ALLL Recoveries	233	2
Purchase of property, premises and equipment, net	(2,521)	(737)
NET CASH USED IN INVESTING ACTIVITIES	(5,930)	(44,358)
Cash Flows From Financing Activities
Increase in deposits, net	$6,110	$18,434
Net increase/(decrease) in other borrowings	(9,403)	(3,394)
Proceeds from exercise of stock options	395	187
Cash paid in lieu of fractional shares	(3)	(6)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(2,901)	15,221
Net Increase/(Decrease) in Cash and Cash Equivalents	(10,844)	(22,676)
Cash and Cash Equivalents, Beginning of year	60,554	77,114
Cash and Cash Equivalents, End of year	$49,710	$54,438

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,388	$2,277
Income taxes paid	$1,580	$1,775

Supplemental Disclosures of Non-Cash Flow Information
Change in other comprehensive income	$(445)	$201
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
September 30, 2003 and September 30, 2004
(Unaudited)
( in thousands except shares outstanding)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
		(in thousands)
Balance January 1, 2003	2,785,533	$9,703	$9,548	$562	$19,813

Exercise of Stock Options	60,562	329	0		329

Stock dividend- 5%	139,008	1,599	(1,599)		0
Cash paid to Shareholders' in Lieu of
fractional shares on 5% Stock Dividend			(3)		(3)

Sale of Common Stock	5,000	67			67

Comprehensive Income
Net Income			2,620		2,620
Unrealized Security Holding Gains
(net of $321 tax )				(409)	(409)
Less reclasification adjustment for gain
(net of $24 tax)				(36)	(36)

Total other comprehensive Income					2,211

Balance September 30, 2003	2,990,103	$11,698	$10,566	$117	$22,381

				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
		(in thousands)
Balance January 1, 2004	3,604,497	$20,649	$11,541	$98	$32,288

Exercise of Stock Options	31,172	187			187

5% Stock Dividend to be distributed	180,301	3,065	(3,065)		0
April 23, 2004
Cash Paid in lieu of fractional shares			(6)		(6)

Comprehensive Income
Net Income			3,231		3,231
Unrealized Security Holding Losses
(net of $285 tax )				218	218
Less reclasification adjustment for gain
(net of $11 tax)				(17)	(17)

Total other comprehensive Income					3,449

Balance September 30, 2004	3,815,970	$23,901	$11,701	$299	$35,901

Note 1.	CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the un-audited consolidated condensed financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly Heritage Oaks Bancorp’s (the “Company”) consolidated financial position at September 30, 2004 and results of cash flows for the nine months ended September 30, 2003 and 2004 and the results of operation for the three and nine months ended September 30, 2003 and 2004.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to shareholders. The results for the three and nine months ended September 30, 2004 may not necessarily be indicative of the operating results for the full year.

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

The amortized cost and fair values of investment securities available for sale at December 31, 2003 and
September 30, 2004 :

December 31, 2003		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$2,484	$22	$(24)	$2,482
Mortgage-backed securities	41,980	197	(308)	41,869
Obligations of State and Political Subdivisions	10,320	365	(89)	10,596
Other Securities	9	0	0	9
TOTAL	$54,793	$584	$(421)	$54,956

September 30, 2004		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,878	$9	$(20)	$1,867
Mortgage-backed securities	46,402	293	(190)	46,505
Obligations of State and Political Subdivisions	11,059	486	(80)	11,465
Other Securities	9	—	—	9
TOTAL	$59,348	$788	$(290)	$59,846

Note 3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:
	December 31,	September 30,
(in thousands)	2003	2004

Commercial, financial, and agricultural	$49,024	$46,151
Real estate-construction	47,720	59,383
Real estate-mortgage	175,880	202,475
Installment loans to individuals	5,173	5,228
All other loans (including overdrafts)	338	248
	278,135	313,485

Less - deferred loan fees, net	(1,014)	(1,465)
Less - reserve for possible loan losses	(3,070)	(3,134)

Total loans	$274,051	$308,886

Loans Held For Sale	$4,402	$2,489

Concentration of Credit Risk
At September 30, 2004, approximately $261.8 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At September 30, 2004, the Bank was contingently liable for letters of credit accommodations made to its customer totaling approximately $16.7 million and un-disbursed loan commitments in the approximate amount of $127 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	December 31,	September 30,
	2003	2004

Balance at beginning of year	$2,933	$3,070
Additions charged to operating expense	370	280
Loans charged off	(466)	(218)
Recoveries of loans previously charged off	233	2
Balance at end of year	$3,070	$3,134

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

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the third quarter of 2004 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was 1.01% as of September 30, 2004 and 1.12% as of December 31, 2003. Management believes that the allowance for credit losses at September 30, 2004 is prudent and warranted, based on information currently available.

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

Share information has been retroactively adjusted for the 5% stock dividend announced in March 2004.

The following table shows the number of shares used to calculate and the earnings per share for the three and nine months ending September 30, 2003 and 2004:

	EPS		EPS
	For the Three Months Ending		For the Nine Months Ending
	30-Sep-03	30-Sep-04	30-Sep-03	30-Sep-04
Basic	$0.29	$0.31	$0.85	$0.85
Diluted	$0.28	$0.29	$0.79	$0.79
Shares:
Basic	3,117,100	3,808,948	3,092,007	3,799,128
Diluted	3,316,727	4,069,971	3,302,368	4,074,690

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended		Nine Months Ended
	30-Sep-03	30-Sep-04	30-Sep-03	30-Sep-04
Net income:	(in thousands except per share data)
As reported	$916	$1,194	$2,620	$3,231
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported	—	—	—	—
using the fair value method of SFAS 123	(9)	(8)	(70)	(52)
Pro forma net income	$907	$1,186	$2,550	$3,179

Weighted Average Shares Outstanding - Basic	3,117	3,809	3,092	3,799
Weighted Average Shares Outstanding - Diluted	3,317	4,070	3,302	4,075

Basic Earnings per share
As reported	$0.29	$0.31	$0.85	$0.85
Pro forma	$0.29	$0.31	$0.82	$0.84

Earnings per share - assuming dilution
As reported	$0.28	$0.29	$0.79	$0.79
Pro forma	$0.27	$0.29	$0.77	$0.78

Note 5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Corporation on January 1, 2005. A final statement is expected to be issued in the fourth quarter of 2004.

In January 2003, the FASB issued the Emerging Information Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors (“EITF 03-1”), and in March 2004, FASB issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. The March 2004 update to EITF 03-1 includes application guidance as to the determination of impairment, disclosures required by an impairment, and guidance for the transition period and effective dates of disclosure requirements. In March 2004, the FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF Issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases. The comment deadline for the proposed FSPs was October 29, 2004, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b, which could be as early as November 2004.The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

Note 9.	Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

On October 31, 2003, the Company acquired Hacienda Bank. At the time of the transaction, Hacienda Bank had approximately $90 million in assets. On June 28, 2004, Hacienda Bank was merged with and into Heritage Oaks Bank.

Certain statements contained in this Quarterly Report on Form 10-QSB (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism. (Refer to the Company’s December 31, 2003 10-KSB, ITEM 1. Description of Business-Factors that May Affect Future Results of Operations.) The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending September 30, 2004 and 2003. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

On March 26, 2004, the Company announced plans to merge Hacienda into the Bank and operate Hacienda as a Division of the Bank. The merger was finalized on June 28, 2004. The merger is expected to simplify and streamline the Company’s regulatory reporting requirements. The goal was to accomplish the transition in a manner that will be transparent to the customers and employees and will not affect the day-to-day operations of the Bank. Immediate cost savings will be realized through eliminating duplicative organization memberships and Board and Committee Meeting fees. These initial hard dollar cost savings are not material to the Company, However, the savings in staff time from eliminating the duplicate preparation of Policies, Procedures, and Board and Committee monthly packages will be considerable and will allow the Company to grow organically without the addition of administrative staff.

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

Executive Summary and Recent Developments

The table below provides selected financial data that highlights the Company’s quarterly performance results:

SELECTED FINANCIAL DATA
For the Quarter Ended,

	Sep-03	Dec-03	Mar-04	Jun-04	Sep-04

Return on Average Assets	1.13%	1.14%	0.82%	1.05%	1.06%

Return on Average Equity	17.18%	16.83%	10.60%	13.90%	13.62%

Average Equity to Average Assets	6.55%	6.76%	7.69%	7.58%	7.78%

Net Interest Margin	4.81%	4.82%	4.91%	4.91%	5.15%

Efficiency Ratio*	66.05%	68.94%	72.66%	68.55%	67.36%

Average Loans to Average Deposits	81.64%	81.74%	80.10%	80.63%	80.88%

Net Income	$916	$975	$876	$1,162	$1,193

Earnings Per Share:
Basic	$0.29	$0.27	$0.23	$0.31	$0.31
Diluted	$0.28	$0.25	$0.21	$0.29	$0.29
Outstanding Shares:
Basic	3,117,100	3,565,008	3,791,244	3,797,874	3,808,948
Diluted	3,316,727	3,841,465	4,079,308	4,068,597	4,069,971

*The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

Certainly, one of the Company’s most notable recent events was the acquisition of Hacienda Bank that took place on October 31, 2003. Hacienda had approximately $82 million in assets at September 30, 2004. This acquisition was the culmination of many years effort to have a greater presence in the city of Santa Maria. In reviewing market share data (provided by the FDIC as of June every year) within the Company’s primary service area of San Luis Obispo and Northern Santa Barbara counties, it was very clear that the city of Santa Maria with 28% of the total deposit base provided opportunity for growth. In order to obtain more market share, the Company needed a greater presence than the existing one branch office that was opened in 1999. The Company views this acquisition as a positive step to enhancing market share and shareholder return. Initially, the Company anticipated that the acquisition would be accretive to earnings in the fourth quarter of 2004. However, the acquisition became accretive to diluted earnings per share for both of the three months ending June 30, and September 30, 2004.

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

The Company continues to focus on increased market share in each city within its primary market area. In 2002, marketing plans were initiated to reach the long term goal of at least a pro rata share of deposits in each market. Measured calling programs for both lending and operational staff have been implemented utilizing among other resources a Customer Relationship Management (CRM) system. While competition remains robust in the Central Coast with numerous independent banks headquartered here and the typical plethora of major financial institutions, the Company believes that our unique corporate culture that concentrates on our staff will ultimately be our best tool to accomplish our market share goals. From June 1998 to June 2003, the Company’s market share in San Luis Obispo County grew from 5.9% to 7.5%. This growth represented a move from the eighth position among fifteen other commercial banks to fourth among fourteen commercial banks. The Compound Annual Growth Rate (CAGR) for the company over a ten year period (1994 through 2003) was 21.9% compared to a CAGR of 6.2% for total deposits in San Luis Obispo County.

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

In July 2003, the Bank purchased a property immediately adjacent to its Headquarters facility. It is the intention to build approximately 20,000 square feet of office space to house all administrative functions of the Company. Architectural plans are currently being submitted to local city departments. Completion of the project is anticipated to be sometime during the fourth quarter of 2005.

On September 27, 2004, the Company commenced trading under the symbol HEOP on the Nasdaq SmallCap Market.

In early October 2004, the Bank began the process of converting Hacienda Bank computer systems and changing the name from Hacienda Bank, a Division of Heritage Oaks Bank to the Bank's. The actual computer conversion date is set for March 4, 2005.

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

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended September 30, 2004 of $1.2 million compared to $916 thousand during the same period in 2003. This represents an increase of 30.2%. Basic earnings per share for the three months ended September 30, 2004 and September 30, 2003, were $.31 and $.29, respectively. Diluted earnings per share for the three months ended September 30, 2004 and September 30, 2003, were $.29 and $.28, respectively.  The Company reported net income for the nine months ended September 30, 2004 of $3.2 million compared to $2.6 million during the same period in 2003. This represents an increase of 23.3%. Basic earnings per share for the nine months ended September 30, 2004 and September 30, 2003 were the same at $.85. Diluted earnings per share for the nine months ended September 30, 2004 and September 30, 2003 were the same at $.79.

When viewing data for the three and nine months ending September 30, 2004, it is important to keep in mind that Hacienda was acquired by the Company on October 31, 2003. Therefore, income and expense for Hacienda is included in the Company’s consolidated results for the three and nine months ending September 30, 2004 but is not included in the Company’s consolidated results for the three and nine months ending September 30, 2003. There were 602,485 shares of Company common stock issued in connection with the Hacienda acquisition.

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

The tables below sets forth changes from September 30, 2003 to September 30, 2004 for average interest earning assets and their respective average yields. Due to the declining yields on loans, the Company had to increase average earning assets to augment net interest income. The Company was able to grow the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. The growth in the loan portfolio was achieved under the Company’s established Loan Policy.

The tax-exempt portion of the investment portfolio also increased, however, it experienced a 9 basis point decrease in average yield. At September 30, 2004, the tax equivalent yield was 7.03% compared to 7.02% for the same period in 2003. The Company has significant room to grow in tax-exempts before bumping up against the Alternative Minimum Tax issue with the IRS. The taxable investment portfolio gained in average yield due to extension caused by rising rates.

	Average Balance
	for nine months ending
(in thousands)	September 30,
Interest Earning Assets:	2003	2004	$	Variance	%	Variance
Time deposits with other banks	$595	$1,514		$919		154.45%
Investment securities taxable	44,118	49,373		5,255		11.91%
Investment securities non-taxable	10,035	11,206		1,171		11.67%
Federal funds sold	21,413	27,614		6,201		28.96%
Loans (1) (2)	215,368	297,545		82,177		38.16%

Total interest earning assets	$291,529	$387,252		$95,723		32.83%

	Average Yield
	for nine months ending
	September 30,
Interest Earning Assets:	2003	2004		Variance
Time deposits with other banks	2.02%	1.41%		-0.61%
Investment securities taxable	3.53%	3.81%		0.28%
Investment securities non-taxable	4.52%	4.43%		-0.09%
Federal funds sold	1.06%	1.10%		0.05%
Loans(1) (2)	7.08%	6.74%		-0.34%

Total interest earning assets	6.00%	5.88%		-0.12%

The tables below sets forth changes from September 30, 2003 to September 30, 2004 for average interest bearing liabilities and their respective average rates paid. The Company continues to enjoy a low cost of funds, specifically in regard to interest bearing deposits. The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years.

	Average Balance
	for nine months ending
(dollars in thousands)	September 30,
Interest -bearing liabilities:	2003	2004	$ Variance	% Variance
Savings/NOW/money market	$110,340	$155,275	$44,935	40.72%
Time deposits	46,140	71,710	25,570	55.42%
Other borrowings	31,062	31,762	700	2.25%
Long Term Debt	8,248	8,248	-	0.00%

Total interest-bearing liabilities	$195,790	$266,995	$71,205	36.37%

	Average Yield
	for nine months ending
	September 30,
Interest -bearing liabilities:	2003	2004	Variance
Savings/NOW/money market	0.59%	0.41%	-0.18%
Time deposits	2.28%	1.56%	-0.73%
Other borrowings	4.13%	3.78%	-0.36%
Long Term Debt	5.19%	5.09%	-0.10%

Total interest-bearing liabilities	1.74%	1.26%	-0.48%

The Company was able to increase the Net Interest Margin as the result of decreased costs for Interest Bearing Liabilities, primarily Time Deposits.

In June, August and September 2004, the Federal Reserve Bank increased rates by a total of 75 basis points. Due to the asset sensitive nature of the Company’s balance sheet, management believes that these increases, coupled with the Company’s substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, will favorably impact the net interest margin.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ending September 30, 2003 and 2004.

AVERAGE BALANCE SHEET INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)
		2003			2004
	Average	Average Yield	Amount	Average	Average Yield	Amount
Interest Earning Assets:	Balance	Rate Paid	Interest	Balance	Rate Paid	Interest
Interest Bearing Dep with other Banks	$595	2.02%	$9	$1,514	1.41%	$16
Investment securities taxable	44,118	3.53%	1,165	49,373	3.81%	1,408
Investment securities non-taxable	10,035	4.52%	339	11,206	4.43%	371
Federal funds sold	21,413	1.06%	169	27,614	1.10%	228
Loans (1) (2)	215,368	7.08%	11,401	297,545	6.74%	15,002

Total interest earning assets	291,529	6.00%	13,083	387,252	5.88%	17,025

Allowance for possible loan losses	(2,530)			(3,150)
Non-earning assets:
Cash and due from banks	21,057			29,792
Property, premises and equipment	5,086			10,086
Other assets	10,458			20,290

TOTAL ASSETS	$325,600			$444,270

Interest -bearing liabilities:
Savings/NOW/money market	110,340	0.59%	486	155,275	0.41%	475
Time deposits	46,140	2.28%	788	71,710	1.56%	835
Other borrowings	31,062	4.13%	960	31,762	3.78%	897
Long Term Debt	8,248	5.19%	320	8,248	5.09%	314

Total interest-bearing liabilities	195,790	1.74%	2,554	266,995	1.26%	2,521

Non-interest bearing liabilities:
Demand deposits	105,335			140,879
Other liabilities	3,152			2,418

Total liabilities	304,277			410,292

Stockholders' equity
Common stock	11,083			22,792
Retained earnings	9,770			11,185
Valuation Allowance Investments	470			1

Total stockholders' equity	21,323			33,978

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$325,600			$444,270

Net Interest Income			$10,529			$14,504
Net Interest Margin (3)		4.81%			4.99%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $532 and $735 for 2003 and 2004, respectively, have been included in the interest income computation.
(3)	Net interest income has been calculated by dividing the net interest income by total average earning assets.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s September 30, 2004 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and 1% rate decrease are within the Company’s policy guidelines for such changes. The 2% rate decrease is outside Company policy by 165bp, however, in the current low rate environment, a 200bp decrease is unlikely. Floors on loans are recognized in the models used.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%
Change in Net Interest Income	(11.65%)	(5.69%)	6.27%	13.25%

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income. Therefore, the results of this analysis should not be relied upon as indicative of actual future results.

Non-Interest Income

The table below sets forth changes for the three months ending September 30, 2003 to September 30, 2004 for non-interest income excluding $2 thousand Gain on Securities Sold in 2003.

Non-Interest Income Components
	For Three Months Ended
	September 30,
( in thousands)	2003	2004	$	Variance	% Variance
Service Charges on Deposit Accounts	$404	$546		$142	35.15%
ATM/Debit Card Transaction/Interchange Fees	104	150		46	44.23%
Bancard	30	28		(2)	-6.67%
Mortgage Origination Fees	280	151		(129)	-46.07%
Earnings on Cash Surrender Value Life Ins	80	78		(2)	-2.50%
Other	81	118		37	45.68%
TOTAL	$979	$1,071		$92	9.40%

The table below sets forth changes for the nine months ending September 30, 2003 to September 30, 2004 for non-interest income excluding $60 thousand and $28 thousand Gain on Securities Sold in 2003 and 2004, respectively.

	For Nine Months Ended
	September 30,
(in thousands)	2003	2004	$	Variance	% Variance
Service Charges on Deposit Accounts	$1,206	$1,644		$438	36.32%
ATM/Debit Card Transaction/Interchange Fees	304	428		124	40.79%
Bancard	73	86		13	17.81%
Mortgage Origination Fees	709	528		(181)	-25.53%
Earnings on Cash Surrender Value Life Ins	220	238		18	8.18%
Other	237	341		104	43.88%
TOTAL	$2,749	$3,265		$516	18.77%

Increases in Service Charges on Deposit Accounts and ATM/Debit Card related transactions were favorably impacted by the 40.6% growth in Demand Deposits over a one year period that includes the addition of the three Hacienda branch offices. Mortgage origination fees have been impacted negatively by the decrease in “re-finance” activity due to rising rates.

Non-Interest Expenses

The tables below set forth changes for the three and nine months ending September 30, 2003 to September 30, 2004 for non-interest expense.

Non-Interest Expense Components
	For Three Months Ended
	September 30,
( in thousands)	2003	2004	$ Variance		% Variance
Salaries and Employee Benefits	$1,593	$2,068		$475	29.82%
Occupany and Equipment	408	644		236	57.84%
Data Processing	385	511		126	32.73%
Advertising and promotional	90	143		53	58.89%
Regulatory fees	22	25		3	13.64%
Other professional fees and outside services	86	163		77	89.53%
Legal fees and other litigation expense	(20)	24		44	-220.00%
Loan Department Costs	73	52		(21)	-28.77%
Stationery and supplies	70	103		33	47.14%
Director fees	36	46		10	27.78%
Core Deposit Intangible Amortization	10	105		95	950.00%
Other	260	240		(20)	-7.69%
	$3,013	$4,124		$1,111	36.87%

	For Nine Months Ended
	September 30,
( in thousands)	2003	2004	$	Variance	% Variance
Salaries and Employee Benefits	$4,615	$6,242		$1,627	35.25%
Occupany and Equipment	1,227	1,907		680	55.42%
Data Processing	1,136	1,478		342	30.11%
Advertising and promotional	261	435		174	66.67%
Regulatory fees	59	88		29	49.15%
Other professional fees and outside services	276	432		156	56.52%
Legal fees and other litigation expense	42	71		29	69.05%
Loan Department Costs	202	130		(72)	-35.64%
Stationery and supplies	185	289		104	56.22%
Director fees	113	161		48	42.48%
Core Deposit Intangible Amortization	30	316		286	953.33%
Other	716	810		94	13.13%
	$8,862	$12,359		$3,497	39.46%

Salary/Related Expense
Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and nine months ending September 30, 2003 and 2004. Full time equivalent (FTE) employees increased from 127 at September 30, 2003 to 168 at September 30, 2004. The acquisition of Hacienda accounted for 24 FTE while the Bank increased by 17 FTE. Of the 17 that were added for the Bank, 6 were in the Mortgage Origination Department (5 of whom are commission based employees), 6 for the newly expanded Woodland Branch Office facility and the remaining 5 were due to general growth. Approximately $860 thousand of the increase in the first nine months of 2004 is the result of salary/related cost for Hacienda.

There has been much media attention related to the cost of doing business in the State of California. Workers Compensation Insurance costs for the Company tripled on the renewal date in July 2003 from approximately $75 thousand per year to $220 thousand per year. Some of the increase was due to an expanding payroll, however, not to the extent that the premium increased. California legislators have recently enacted changes that have resulted in a 7% decrease to the Company’s worker compensation insurance.

Group health benefit costs increased by approximately $100 thousand in the nine months of 2004 compared to the same period in 2003.

Occupancy and Equipment
The increase in occupancy and equipment expense is due in part to the inclusion of Hacienda’s expense of $531 thousand for the first nine months of 2004. The remaining increase is due to the opening of the new Woodland branch office for the Bank.

Data Processing Expense
The increase in data processing expense is due to the inclusion of Hacienda’s data processing expense of $427 thousand for the first nine months of 2004. In May 2003 and August 2003, the Company was able to re-negotiate their ATM processing and Data/Item Processing agreements, respectively, to lower costs.

Provision for Income Taxes
The provision for income taxes was 37.4% and 36.9% of net pre-tax income for the nine months ending September 30, 2004 and 2003, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $441.9 million at December 31, 2003 compared to $460.6 million at September 30, 2004. This represents an increase of $18.6 million or 4.2%.

Loans

A significant portion of total assets is the Company’s gross loans that were $278.1 million and $313.5 million at December 31, 2003 and September 30, 2004, respectively.

The table below sets forth changes from December 31, 2003 to September 30, 2004 for the composition of the loan portfolio.

	December 31,	September 30,
	2003	2004	$Variance	%Variance
(in thousands)
Commercial, financial, and agricultural	$49,024	$46,151	(2,873)	-5.86%
Real estate-construction	47,720	59,383	11,663	24.44%
Real estate-mortgage	175,880	202,475	26,595	15.12%
Installment loans to individuals	5,173	5,228	55	1.06%
All other loans (including overdrafts)	338	248	(90)	-26.63%
	278,135	313,485	35,350	12.71%

Less - deferred loan fees, net	(1,014)	(1,465)	(451)	44.48%
Less - reserve for possible loan losses	(3,070)	(3,134)	(64)	2.08%

Total loans	$274,051	$308,886	34,835	12.71%

Loans Held For Sale	$4,402	$2,489	(1,913)	-43.46%

The small decrease in commercial, financial and agricultural loans is attributed to decreased activity on existing credit lines and to the payoff of a $1.5 million credit line by another lender.

The increase in real estate-construction loans can be attributed to funding of existing construction projects and to several new construction loans made. The new construction loans include a residential tract development for $2.5 million, an addition to a strip center for $4.4 million, an apartment complex for $4.8 million, a retail/office complex for $3.5 million, a RV park for $1.5 million, a mini storage for $1.4 million, a warehouse for $1.4 million, a retail center for $1.4 million, a water park for $1.3 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The large increase in real estate-mortgage loans is attributed to several of the construction loans moving into amortizing loans, numerous new commercial property loans including an office/light industrial building for $8 million, 3 office/warehouse buildings for $3.3 million, a retail building for $2.1 million, an office complex for $2.5 million, an apartment for $1.2 million, an office building for $1 million, an apartment for $1 million and a RV storage for $1 million.

The Bank presently has a concentration of loans in construction/land in the amount of $59.4 million which represents 157% of Total Risked Based capital. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner. Hotel loans were previously a concentration, however, with increased capital and loan payoffs, this is no longer the case. Hotel loans presently total $ 34 million which represents 91% of Total Risk Based capital. Hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed. The Bank had one out of the area hotel participation loan that was in default. This loan, in the original amount of $1 million, was paid down by $900 thousand in April 2004 with the remaining $95 thousand charged off.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for the expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds have been deposited at the Bank to be used for capital improvements to the assisted living facility. The letter of credit will expire in September 2007.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At September 30, 2004, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

The Bank’s management is responsible for monitoring loan performance that is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank maintains both a “watch” list of loans that, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Bank’s Board of Directors.

The Bank’s provision for loan losses was $75,000 for the third quarter of both 2003 and 2004. For the nine months ending September 30, 2003, the provision for losses was $325,000 compared to $280,000 for the same period in 2004. The provision amount is based on the Bank’s monthly allowance for loan losses calculation including current plans for recovery collection.

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

If a loan’s credit quality deteriorates to the point that collection of principal is believed by management to be doubtful and the value of collateral securing the obligation is sufficient the Bank generally takes steps to protect and liquidate the collateral. Any loss resulting from the difference between the loan balance and the fair market value of the property is recognized by a charge to the reserve for loan losses. When the property is held for sale after foreclosure, it is subject to a periodic appraisal. If the appraisal indicates that the property will sell for less than its recorded value, the Bank recognizes the loss by a charge to non-interest expense.

Loans on non-accrual status totaled $1.5 million and $.9 million at December 31, 2003 and September 30, 2004, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $132 thousand and $89 thousand  for the period ended December 31, 2003 and September 30, 2004, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. Non-performing loans totaled $1.6 million at December 31, 2003 and $.9 million at September 30, 2004.

Non-performing loans were .36% and .20% of total assets as of December 31, 2003 and September 30, 2004, respectively. The allowance for loan loss to non-performing loans was 1.92x and 3.34x at December 31, 2003 and September 30, 2004, respectively.

Total Cash and Due from Banks

Total cash and due from banks were $40.4 million and $29.4 million at December 31, 2003 and September 30, 2004, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth changes from December 31, 2003 to September 30, 2004 for the composition of other earning assets. Interest bearing deposits with other financial institutions increased by $4 million due to the placement of these funds in a short term (14 days) pool of money market accounts. The funds are FDIC insured and yield approximately 40 basis points more than over night Fed Funds. This re-direction of funds, along with increases in the Loan and Investment Portfolio have created a decrease in Fed Funds Sold.

COMPOSITION OF OTHER EARNING ASSETS

	December 31,	September 30,
	2003	2004	$ Variance	% Variance
(in thousands)
Federal Home Loan Bank, FRB and other stock	$1,959	$1,579	$(380)	-19.40%

Available-for-Sale Investments	54,956	59,846	4,890	8.90%

Federal Funds Sold	36,740	25,020	(11,720)	-31.90%

Interest Bearing Deposits other fin inst.	498	4,598	4,100	823.29%

Total Other Earning Assets	$94,153	$91,043	$(3,110)	-3.30%

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an asset/liability committee that develops current investment policies based upon its operating needs and market circumstance. The Bank’s investment policy is formally reviewed and approved annually by the board of directors. The asset/liability committee of the Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to Bank’s boards of directors on a regular basis.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2003, net unrealized gains in the portfolio were $98 thousand compared to a net unrealized gains of $299 thousand at September 30, 2004. The portfolio increased in size due to additional security purchases of approximately $18.6 million off-set by $11 million and $1.5 million in principle reductions and the sale of three small securities, respectively.

At September 30, 2004, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2003 to September 30, 2004 for the composition of deposit categories.

	December 31,	September 30,
(in thousands)	2003	2004	$Variance	%Variance
Deposits:
Demand, non-interest bearing	$137,859	$157,283	19,424	14.09%
Savings, NOW, and money market deposits	153,413	161,277	7,864	5.13%
Time deposits of $100 or more	23,694	19,953	(3,741)	-15.79%
Time deposits under $100	51,473	46,360	(5,113)	-9.93%
Total deposits	$366,439	$384,873	$18,434	5.03%

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

For the Company, at September 30, 2004, non-interest bearing demand deposits provide 40.9% of total deposits compared to 37.6% at December 31, 2003. The Bank has three deposit relationships that it considers to be volatile. These deposits are held by three, long time customers of the Bank that engage in mortgage related activities. The volatile nature of these relationships was evidenced by an increase of $7.9 million in account balances from December 31, 2003 to September 30, 2004. As a percentage of total deposits, these accounts represented 14.4% at December 31, 2003 compared to 15.8% at September 30, 2004. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $364.9 million represented 94.8% of total deposits at September 30, 2004. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. As discussed in the paragraph below, at September 30, 2004, the Company had a zero balance outstanding on this loan.The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. The interest rate on the note is 4.75% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators.

One of the benefits of merging Hacienda Bank with and into the Bank on June 28, 2004 was the enhanced capital position of the resultant bank. On July 22, 2004, the Bank’s Board of Directors declared a dividend of $3.5 million to the Company to enable the Company to pay the PCBB line of credit down to zero. This was done on July 23, 2004. The line of credit in the amount of $3.5 million is still available to the Company until September 2005.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At September 30, 2004, the Bank had borrowings with the FHLB of $9.5 million and $19 million collateralized by loans and securities, respectively. The $28.5 million in borrowing matures in April 2005. On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.

At September 30, 2004, the Bank has a remaining borrowing capacity with existing collateral of approximately $62.7 million and $5.8 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $460 thousand in securities sold under repurchase agreements at December 31, 2003 compared to $566 thousand at September 30, 2004.

Capital

The Company's total stockholders equity was $32.3 million at December 31, 2003 compared to $35.9 million at September 30, 2004. The increase in capital was due to net income of $3,231 thousand, stock options exercised in the amount of $187 thousand, and an increase in accumulated other comprehensive income of $201 thousand and $6 thousand cash paid in lieu of fractional shares.

On March 26, 2004 the Board of Directors of the Company announced a 5% stock dividend to shareholders of record on April 9, 2004 that was distributed on April 23, 2004. The Consolidated Statements of Stockholders’ Equity found under Item 1.in this document reflects the 5% stock dividend.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 5.07% as of September 30, 2004. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. At September 30, 2004, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

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

On May 6, 2004, the Federal Reserve Board released a notice of proposed rulemaking (“NPR”) pertaining to the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (“BHCs”). This
NPR is subject to public comment prior to July 11, 2004 and therefore may be revised.

This NPR proposes three substantive changes in the capital treatment of trust preferred securities:
(i) subtraction of goodwill from core capital elements before calculating permitted trust preferred,(ii) amortization of tier 1 capital credit of trust preferred securities in the 5 years prior to maturity, and (iii) limitation of trust preferred securities to 15% of tier 1 capital, net of goodwill for internationally active BHCs. If this NPR is finally adopted, the Company will still be considered “well capitalized” under current regulatory guidelines.

Management believes that organic growth in 2004 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At September 30, 2004, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately six quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $1.2 million at September 30, 2004.

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

Summarized below are the Bank's and Company's capital ratios at September 30, 2004:

	Regulatory Standard
	Adequately	Well	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	7.92%	7.84%

Tier One Risk Based Captial Ratio	4.00%	6.00%	9.53%	9.43%

Total Risk Based Captial Ratio	8.00%	10.00%	10.41%	10.32%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $7 million. At September 30, 2004, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of approximately $68.5 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2003, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 28.1% compared to 22.5% at September 30, 2004. The ratio of net loans to deposits, another key liquidity ratio, was 76.0% at December 31, 2003 compared to 80.3% at September 30, 2004.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation during the three-year period ended September 30, 2004 has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates creating narrowing net interest margins. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART 2. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit (31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

Date: November 3, 2004	By:	/s/ Lawrence P. Ward

Lawrence P. Ward President Chief Executive Officer

By:	/s/ Margaret A. Torres

Margaret A. Torres Chief Financial Officer Executive Vice President

EXHIBIT INDEX

Exhibit (31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

