Form 10KSB
period 2004-12-31
HERITAGE OAKS BANCORP
filed 2005-03-23
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the Year ended December 31, 2004

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 0-25020

Heritage Oaks Bancorp

(Exact name of registrant as specified in its charter)

State of California	77-0388249
(State or other jurisdiction of employee incorporation or organization)	(I.R.S. Identification No.)

545 12th Street, Paso Robles, California 93446	(805) 239-5200
(Address of principal executive offices) (Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, (no par value)	Nasdaq SmallCap

Indicate by check mark whether the registrant (1) has filed all reports required to be riled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |_|  No |X|

Registrant's revenue for 2004 was $28.3 million. The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 1, 2005 was $60.9 million. As of February 1, 2005, the Registrant had 3,817,943 shares of Common Stock outstanding.

The following documents are incorporated by reference in Part III: Items 9 through 12 and Item 14 of Registrant’s definitive proxy statement for the 2005 annual meeting of shareholders.

Transitional Small Business Disclosure Format (check one) Yes |_|  No |X|

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

Signatures

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

ITEM 1. DESCRIPTION OF BUSINESS

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-KSB (Annual Report), Form 10-QSB (Quarterly Report), Form 8-K (Current Report ), insider ownership reports and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.heritageoaksbancorp.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-KSB.

The Company also posts its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company website.

General

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank (the “Bank"). In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

On June 28, 2004, Hacienda Bank merged with and into the Bank.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary.

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

At December 31, 2004, the Company had approximately $448 million in consolidated assets, $335 million in net consolidated loans, $370 million in consolidated deposits, and $37.2 million in stockholders' equity.

The Bank is headquartered in Paso Robles, California with a branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, four branch offices in Santa Maria, one branch office in Atascadero and one branch office in Morro Bay. The Bank conducts a commercial banking business in San Luis Obispo County and Northern Santa Barbara County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. It also offers installment note collection, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policies since inception have emphasized small business, commercial and retail banking. Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv)other real estate loans or commercial loans secured by real estate. As of December 31, 2004, these four categories accounted for approximately 14.6%, 1.7%, 19.7% and 64.0% respectively, of the Bank’s loan portfolio. As of December 31, 2004, $284.3 million or 83.7% of the Bank’s $339.7 million in gross loans consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development. Commercial and agricultural loans increased $560 thousand or 1.14% and other real estate loans or commercial loans secured by real estate increased $41.6 million or 23.7% between year-end 2003 and year-end 2004. See “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. The Bank has deposit relationships with three, long time customers that engage in mortgage related business, however, these volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. These three deposit relationships had balances of $50.3 million at December 31, 2004 compared to $52.8 million at December 31, 2003. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted. As of December 31, 2004, the Bank had approximately 19,988 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $273.2 million for an average balance per account of approximately $14 thousand; 3,917 savings accounts with balances totaling $36.2 million for an average balance per account of approximately $9 thousand; and 2,005 time certificate of deposit accounts with balances totaling $61 million, for an average balance per account of approximately $30 thousand.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income. For the year ended December 31, 2004, these sources comprised 72.8%, 9.5%, 7.7%, 2.1% and 7.9%, respectively, of the Company’s total operating income.

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services, except as otherwise discussed herein. There has been no significant change in the types of services offered by the Bank since its inception. The Company has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets. Most of the Company’s business originates from San Luis Obispo and Northern Santa Barbara Counties and there is no emphasis on foreign sources and application of funds. The Company’s business, based upon performance to date, does not appear to be seasonal. Management of the Company is unaware of any material effect upon the Company’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design, the “Oakley” design and “Deeply Rooted in Your Hometown”:

Developments

On September 24, 2004, the Company’s common stock was approved for listing on the Nasdaq SmallCap Market. The Company commenced trading on Nasdaq SmallCap Market on September 27, 2004 under the symbol “HEOP”.

Facilities Expansion

On July 26, 2002, the Bank purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. In February 2003, Heritage entered into a Construction Agreement with HBE Financials Facilities to construct a 5,000 square foot full service branch. The “turn-key” price for the construction is $1.8 million. The Bank relocated the existing “Woodland” branch office, that was located at 171 Niblick Road, Paso Robles, Ca. The new facility opened on February 17, 2004.

On July 3, 2003, the Bank closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Bank’s Headquarters. The purchase price was $1.1 million. It is the Bank’s intention to build a new structure on the site to allow for the consolidation of all administrative functions of the Bank within the new facility. The Bank anticipates that this project will be complete late in the fourth quarter of 2005.

Bank Acquisition

On June 11, 2003, the Company entered into an Agreement with Hacienda, as amended on August 8, 2003, pursuant to which, among other things, (i) Heritage Oaks Merger Corp would merge with and into Hacienda, and (ii) Hacienda would become a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, as amended, the merger was completed on October 31, 2003.

The shareholders of Hacienda who elected cash received cash for their shares based on a value of $6.75 per share; those who elected stock received .5208 shares of the Company common stock for each share of Hacienda common stock, and those that elected for a combination of the two received the appropriate allocations of the elections made. The amount of cash and the Company common stock was subject to certain allocation procedures designed to ensure that at least 75% of the total consideration paid to holders of Hacienda common stock was paid in Company common stock. Since elections were made for more than the maximum stock amount, Hacienda shareholders who elected stock had a pro-rata reduction in the amount of stock they received and received cash for the difference. The amount of cash paid was approximately $2.6 million and there were 602,485 shares of the Company’s common stock issued.

In connection with the Agreement and the merger, Messrs. Mark Fugate and Alex Simas, previous directors of Hacienda’s board of directors, were added to the board of directors of the Company.

On June 28, 2004, Hacienda Bank was merged with and into the Bank.

Earthquake

On December 22, 2003, a 6.5 magnitude earthquake rocked the California Central Coast. The earthquake was centered in San Simeon, an area approximately 20 miles west of Paso Robles where the Company is headquartered. There was the tragic loss of two lives in Paso Robles. The greatest amount of property damage was centered in downtown Paso Robles. The Company did not sustain any structural damage to its facilities and there were no injuries to any employees or their families. City officials reacted quickly and obtained disaster status from state and federal agencies. Business’ in the downtown area experienced a moderate decline in activity, however, the area has already begun to rebuild and things are getting back to normal. Within days after the earthquake, the Company performed an assessment as to any financial impact it could expect regarding effect to customers and their ability to repay any outstanding debt. At that time, the assessment revealed that there was no expected material impact to the Company. There has been no change to this assessment.

Employees

As of February 1, 2005, the Bank had 170 full-time equivalent employees. The Company has only two salaried employees (the internal auditor and assistant).

The Company believes that the work conditions, wages, and benefits it offers to its employees are competitive with those offered by other employers in this area and in this industry. If employees have concerns about work conditions or compensation, they are strongly encouraged to voice these concerns openly and directly to their supervisors.

Our experience has shown that when employees deal openly and directly with supervisors, the work environment can be excellent, communications can be clear, and attitudes can be positive. We believe that the Company amply demonstrates its commitment to employees by responding effectively to any concerns. The Bank conducts weekly “Staff Meetings” that include, but are not limited to, current events within the Bank and community, training on products and services, introduction of new employees and acknowledgement of staff members who have performed in an exemplary manner.

Our intent is to have the most knowledgeable employees in our market area.

The Company regularly updates and distributes its "Employee Handbook" that is designed to acquaint employees with the Company and to provide information about working conditions, employee benefits and the policies affecting their employment. It describes many of the employee responsibilities and outlines programs developed by the Company to benefit the employee. The main objective is to provide a work environment that is conducive to both personal and professional growth.

The Employee Handbook contains a section on “Reporting of Violations of Law” that sets forth procedures for reporting Accounting/Auditing Irregularities. These procedures provide a method for employees to confidentially and/or anonymously report accounting, internal controls, and/or auditing problems within the Company. A post office box in the name of the Audit Committee Chairman has been established to submit any such concern.

In 1999, the Bank put into action a Corporate Culture Survey that allows employees to respond anonymously to nearly 100 questions regarding communication, training, management effectiveness and many other pertinent areas. This survey is conducted annually during the fourth quarter. The results of the survey provide Senior Management and the Board with information that assists in future endeavors to address areas where there is an opportunity to improve. During the past six years, the overall “rating” has shown measured improvement. Senior Management and the Board of Directors consider this to be one of the most important achievements for the Company.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled 258,200 and 85,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Through the late 1990’s and into the year 2000, production of new vineyard land led to an over capacity of wine grapes. By the end of 2000, excess production of wine grapes led to a decrease in the process of grapes sold and in some cases, the inability of farmers to sell grapes at prices necessary to break even. Wineries, on the other had, were able to purchase grapes at existing contract prices and in some cases, below contract prices. In situation where wineries purchased grape inventories at existing contract prices, wineries demanded that farmers thin crop level, thereby producing a product of extremely high quality.

Over the past two years, the number of premium wine producers in the Paso Robles appellation has more than doubled. Paso Robles wines have continually achieved high recognition for outstanding quality and in 2003 Forbes Magazine recognized the area as the next “Napa Valley”.

The Bank recognized in 2000 that the farming end of the wine industry held the highest level of risk and that the increased levels of grape production would negatively impact commodity prices for the growers. At that time, the Bank strategically moved its portfolio of vineyard development loans out of the Bank’s portfolio and into the Farmer Mac government guaranteed program. As a result of this strategy, the Bank now has a very small and manageable portfolio of vineyard development loans amounting to approximately $1.2 million at December 31, 2004. In the opinion of Management, another negative turn in the wine grape industry is expected to have very little impact on the overall risk of the Bank’s loan portfolio.

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

The Company’s business is concentrated in its service area, which encompasses San Luis Obispo County and Northern Santa Barbara County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 2004, the Bank’s legal lending limits to a single borrower and such borrower's related parties was approximately $7.0 million on an unsecured basis and approximately $11.7 million on a fully secured basis. These calculations are based on regulatory capital plus reserves of $46.7 million for the Bank.

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

Effect of Government Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on deposits and other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in the portfolio comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See “Supervision and Regulation-Financial Services Modernization Legislation and Sarbanes - Oxley Act of 2002”.

Supervision and Regulation

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

The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (the “SEC”)

The Bank

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. For the Bank, such supervision and regulation includes comprehensive reviews of all major aspects of the Bank’s business and condition. Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

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

The following table presents the amount of the capital ratios for the Company and the Bank and the minimum regulatory capital requirements as of December 31, 2004:

	Minimum Regulatory	Heritage	Heritage
	Capital Requirements	Oaks Bancorp	Oaks Bank
Leverage Ratio	4.00%	8.34%	8.09%
Tier I Risk Weighted	4.00%	9.78%	9.29%
Total Risk Based	8.00%	10.65%	10.16%

Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 2004.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2004, the subsidiary trust had $8 million in trust preferred securities outstanding, of which $8 million qualify as Tier 1 capital. See “Factors That May Affect Future Results of Operations - Trust Preferred Securities.”

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of a Bank is less than the greater of (i) 4% of the banks total assets or (ii) $1,000,000.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include:

•	the imposition of a conservator or receiver or the issuance of a cease-and-desist order that can be judicially enforced;
•	the termination of insurance of deposits (in the case of a depository institution);
•	the imposition of civil money penalties;
•	the issuance of directives to increase capital;
•	the issuance of formal and informal agreements;
•	the issuance of removal and prohibition orders against institution-affiliated parties; and,
•	the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Banks are also subject to certain Federal Reserve Board restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and Nasdaq. It is anticipated that the Company will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

Financial Services Modernization Legislation

On November 12, 1999, the Gramm- Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Company has not sought “financial holding company” status and has no present plans to do so.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Transactions between Affiliates

Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Reserve Board issued Regulation W on October 31, 2002, which comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Federal Reserve Board’s interpretations of Section 23A and 23B. Regulation W had an effective date of April 1, 2003.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance.” At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

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

Predatory Lending

The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation, or asset-based lending;

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn't be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. Community Bancorp does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Factors That May Affect Future Results of Operations

In addition to other information contained in this Annual Report, the following risks may affect the Company and/or the Bank. If any of these risks occur, the Company’s or Bank’s business, financial condition or operation results could be adversely affected.

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 83.7% percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes, floods and draughts, which may cause uninsured damage and other loss of value to real estate and crops that secures these loans, may also negatively impact the Company's financial condition. See, “Item 6. -Management’s Discussion and Analysis- Financial Condition Analysis, Loans”.

Interest Rate Changes

The earnings of the Company are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Company must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates they must pay on deposits and borrowings is known as the interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Company’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Our analysis indicates that the increases in the target federal funds rate announced by the Federal Reserve Board in 2004 resulted in an increase of 28 basis points in the Company’s average interest rate spread from that of 2003. Although the Company believes the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

Competition

Competition may adversely affect our performance. The financial services business in our market area is highly competitive and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of the services we provide. Increasing levels of competition in banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending on the nature or level of competition.

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

Operations Risks

The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Bank’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Bank and the Company occupy a permanent headquarters facility that is located at 545 Twelfth Street, Paso Robles, Ca. The purchase price for the headquarters office, was approximately $1,000,000 for the building and land. This building has approximately 9,000 square feet of space and off-street parking. The Bank has remodeled this building at an approximate cost of $300,000.

The Bank has a non-banking office, located at 600 Twelfth Street, Paso Robles (directly across from its present headquarters) that was purchased by the Bank on December 23, 1986, for approximately $400,000 from an unaffiliated party. On December 30, 2004, the Bank sold the facility for the appraised value to a non-affiliated party and subsequently entered into a 12 month lease. The lease cost is fixed at $4,000 per month. As part of the sale, the Bank has a permanent easement right to 9 parking spaces and a 30 year easement for 17 parking spaces. This was done to accommodate the occupancy of the new Administrative structure, currently under construction. When completed, anticipated to be late in 2005, all staff and operations at the non-banking office will be relocated to the new building.

In June of 1994, the Bank opened a branch at 171 Niblick Rd., Paso Robles, Ca. The Bank leases this 1,800 square foot branch for approximately $2,500 per month. On February 24, 2000, the Bank renewed the lease for an additional five-year term. On February 17, 2004, the branch customer base was relocated to 1400 South River Road and the existing facility currently houses an ATM and administrative offices. The Bank is in the process of extending the current lease through January 2006 to allow for the completion of the new Administrative structure currently under construction. When completed, anticipated to be late in 2005, all staff and operations at the Niblick facility will be relocated to the new building.

On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo. The branch was previously located in premises that were acquired from La Cumbre Savings, which lease expired in 1997. The new branch lease is for 6,200 square feet of which Heritage subleases approximately 58% to another firm and uses 42%. The other firm pays 58% of the rent and expenses and the Bank pays 42%. The rent under the lease for the entire space is approximately $8,150 a month. In June, 2002, the rent re-priced to 95% of the prevailing fair market value and increases each year thereafter at the greater of the consumer price index or 2.5% until the lease expires on June 30, 2009.

The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, Ca in April 1996. The Bank is leasing a building containing approximately 5,618 square feet for approximately $9,800 per month. The original lease expired on February 28, 2001 and Heritage executed its option to extend for a period of five years. As of January 2003, the Bank has obtained two additional five year options to extend.

On February 21, 1997, the Bank acquired the Cambria branch of Wells Fargo Bank located at 1276 Tamson Drive, Cambria. The Bank leases this 2,916 square foot branch for approximately $3,500 per month, subject to adjustments for cost of living increases and certain pass-throughs. In December 2003, the Bank exercised an option to extend the lease for an additional five years and there is one additional five year option to extend remaining in the lease.

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

On November 1, 1998, the Bank entered into a 10-year lease with an unaffiliated party to lease property known as 1660 South Broadway, Santa Maria, Ca. The lease calls for monthly payments based on a triple net price of $1.34 per square foot or approximately $6,300 per month. The rent will adjust each November by the Consumer Price Index or a maximum of 6%. The lease will expire on October 31, 2008, with the Bank having three five-year options to renew. In December 2004, the Bank received regulatory approval to relocate the banking operations of the branch to the Bank’s other branch office (Hacienda branch acquired in October 2003) located less than one mile away. This relocation will take place on March 4, 2005. The Bank has entered into a listing agreement to sublease this location at the time of the relocation. .

On November 9, 2001, the Bank acquired, through a Branch Purchase transaction from Westamerica Bank, the land and building located at 1255 Grand Avenue, Arroyo Grande, Ca. The Bank previously had a short term lease on a facility that housed its Arroyo Grande Branch and the Bank consolidated the existing Bank branch into the newly acquired facility. The appraised fair value at the time of acquisition of the acquired location was $800,000.

On November 9, 2001, the Bank also acquired from Westamerica Bank (seller), a branch office located at 310 Morro Bay Blvd., Morro Bay, Ca. The seller conveyed title to the building at the closing. The appraised fair value of the acquired building was $200,000. The building is on leased land. The seller assigned and Heritage assumed the lease that expires on April 1, 2012. The monthly lease payment is $2,400.

On July 26, 2002, the Bank purchased a parcel of land (approximately 2 acres) on the corner of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. In February 2003, the Bank entered into a Construction Agreement with HBE Financials Facilities to construct a 5,000 square foot full service branch. The “turn-key” price for the construction is $1.8 million. The Bank relocated the existing “Woodland” branch office, located at 171 Niblick Road, Paso Robles, Ca. to the new facility on February 17, 2004.

On July 3, 2003, the Bank closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Bank’s Headquarters. The purchase price was $1.1 million. It is the Bank’s intention to build a new structure on the site to allow for the consolidation of all Administrative functions of the Bank within the new facility. The Bank anticipates that this project will be complete late in the fourth quarter of 2005.

The Bank leases the premises located 361 Town Center West Santa Maria, California 93458. The Town Center West office is a two story design of approximately 14,000 square feet. The lease expires July 31, 2012 in which the Bank makes lease payments of $15,400 per month. The Bank also subleases part of the 2nd floor of the Town Center West office to two lessees. The sublease payments are $2,475 and $2,450 per month and expire October 1, 2006 and July 31, 2005, respectively.

The Bank owns the premises located at 2239 South Broadway, Santa Maria, California 93455, which is known as the South Broadway office. The South Broadway office consists of approximately 3,700 net square feet which include drive-up facilities and parking for approximately 30 vehicles. The cost of the land and premises was approximately $2.2 million and was opened in July 2002.

The Bank also leases the premises located at 1125 East Clark Ave, Santa Maria, California, 93455 which is known as the Oak Knolls office. The Oak Knolls office consists of approximately 4,600 square feet. The Bank’s lease expires on June 30, 2008, and current lease payments are $6,100 per month. The Bank also has an option to extend the term for an additional five-year period and also two additional two-year periods.

The Company believes its present facilities are adequate for its present needs. The Company believes that the insurance coverage on all properties is adequate.

ITEM 3. LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending material legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank’s business).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On September 27, 2004, the Company’s stock was listed on the Nasdaq SmallCap Market. Maguire Investments, Inc., Hoefer & Arnett, Inc., The Seidler Companies, Sandler O’Neill & Partners and Wedbush Morgan Securities make a market in the Company's Common Stock. Certain information concerning the Common Stock is reported on NASDAQ under the symbol “HEOP”.

The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last three years based upon information provided by Maguire Investments, Inc., Hoefer & Arnett, Inc., The Seidler Companies and Wedbush Morgan Securities. These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended	Bid Prices
2004	Low	High
March 31	$16.48	$17.62
June 30	16.25	17.65
September 30	15.50	19.25

December 31, 2004	Closing Price $20.80

2003	Low	High
March 31	$10.60	$13.00
June 30	11.00	13.25
September 30	11.70	13.95
December 31	13.55	18.00

2002	Low	High
March 31	$12.85	$12.85
June 30	12.88	13.00
September 30	12.80	13.20
December 31	11.50	11.65

Prices listed above have been adjusted to reflect all stock dividend and split activity.

Holders

As of February 1, 2005, there were approximately 1,434 holders of the Company's Common Stock. There are no other classes of equity outstanding.

Dividends

The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-¼ times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-¼ times its current liabilities. Refer to “Item 6. Management’s Discussion and Analysis of Financial condition and Results of Operations” on junior subordinated debenture limitations on dividends.

The ability of the Company to pay a cash dividend and to service the debt on its junior subordinated debenture depends largely on the Bank’s ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

Under these provisions, the amount available for distribution from the Bank to the Company was approximately $8.5 million at December 31, 2004.

The following table outlines stock dividend activity since 2000:

Stock Dividend Percentage Record Date

5%   April 3, 2000

5%   March 16, 2001

5%   March 8, 2002

2 for 1 Split    August 2, 2002

5%   March 14, 2003

5%   April 9, 2004

Whether dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

The following table summarizes information as of December 31, 2004 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Plan Category	Plan Year	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1990 1997	1,991 468,686	$ $	4.02 7.10	-0- 39,166
Equity compensation plans not approved by security holders		-0-		-0-	-0-
Total		470,677		$7.09	39,166

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 2004. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Executive Summary

The table below provides selected financial data that highlights the Company’s performance results for the three years ending December 31, 2002, 2003 and 2004.

SELECTED FINANCIAL DATA

	December 31,
	2002	2003		2004
			% Change 2002 to 2003		% Change 2003 to 2004
Return on Average Assets	0.98%	1.05%	7.14%	1.02%	-2.86%
Return on Average Equity	15.56%	15.52%	-0.26%	13.15%	-15.27%
Return on Average Tangible Equity	15.56%	16.39%	5.33%	16.61%	1.34%
Average Equity to Average Assets	6.33%	6.76%	6.79%	7.79%	15.24%
Net Interest Margin	5.04%	4.82%	-4.37%	5.10%	5.81%
Efficiency Ratio*	69.18%	67.13%	-2.96%	68.93%	2.68%
Average Loans to Average Deposits	77.63%	81.74%	5.29%	82.09%	0.43%
Net Income (in thousands)	$2,739	$3,596	31.29%	$4,584	27.47%
Average Assets (in thousands)	$278,332	$342,923	23.21%	$447,428	30.47%
Earnings Per Share:
Basic	$0.90	$1.12	24.44%	$1.21	8.04%
Diluted	$0.82	$1.05	28.05%	$1.12	6.67%

*The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

In order to understand our performance over the last three years, we must begin our discussion with the Net Interest Margin (NIM). Beginning in January 2001 and continuing through July 2003, actions by the Federal Reserve Bank (the “FRB”) to cut target interest rates resulted in the Prime Rate being reduced from 9.50% to 4.00%. Beginning in June 2004 through December 2004, the FRB increased the Prime Rate from 4.00% to 5.25%. Historically, the largest source of income for the Company is that which is created by net interest income. This reduction in rates prior to June 2004, specifically as it related to a) approximately 30% of the Company’s gross loan portfolio at December 31, 2003 that adjusted with Prime and other indices and b) securities in the Investment portfolio that react to rate fluctuations, made it very difficult to maintain the level of the NIM for 2002 and 2003 that the Company had experienced in the past. Despite this interest rate environment, the Company was able to exceed prior year earnings and EPS by growing average earning assets and reducing the Efficiency Ratio year over year. The increases to Prime in 2004 were done in 25bp increments for a total of 125bp. The Company began to experience the positive impact of these increases particularly once the increases exceeded 100bp, at which time the “floors” placed on many loans that moved with Prime were exceeded. The effect of this can be seen in the increase in the net interest margin from 4.91% at June 30, 2004 to 5.10% at December 31, 2004.

In 1999, the Bank put into action a Corporate Culture Survey that allows employee to respond anonymously to nearly 100 questions regarding communication, training, management effectiveness and many other pertinent areas. This survey is conducted annually during the fourth quarter. The results of the survey provide Senior Management and the Board with information that assists in future endeavors to address areas where there is an opportunity to improve. During the past six years, the overall “rating” has shown measured improvement. Senior Management and the Board of Directors consider this to be one of the most important achievements for the Company.

Certainly one of the most notable recent events for the Company was the acquisition of Hacienda Bank that took place on October 31, 2003. Hacienda had approximately $90 million in assets at December 31, 2003. This acquisition was the culmination of many years effort to have a greater presence in the city of Santa Maria. In reviewing market share data (provided by the FDIC as of June every year) within the Company’s primary service area of San Luis Obispo and Northern Santa Barbara counties, it was very clear that the city of Santa Maria with 28% of the total deposit base provided opportunity for growth. In order to obtain more market share, the Company needed a greater presence than the existing one branch office that was opened in 1999. The Company views this acquisition as a positive step to enhancing market share and shareholder return. The acquisition became accretive to earnings in 2004. In June 2004, Hacienda merged with and into the Bank.

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

Goodwill and Other Intangible Assets
As discussed in Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value. The Company’s assessment at December 31, 2004 pursuant to its Goodwill Impairment Testing Policy resulted in no impairment.

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

Earnings Overview

When viewing data for the year 2004, it is important to keep in mind that Hacienda was acquired by the Company on October 31, 2003. Income and expense for Hacienda that is included in the Company consolidation is for the months of November and December 2003 compared to the entire year for 2004.

The Company reported net income for 2004 of $4.6 million compared to $3.6 million for 2003. This represents an increase of 27% and was accomplished by increasing average earning assets. Net income reported for 2003 represented an increase of 31% more than 2002 net income of $2.7 million. Basic earnings per share were $1.21, $1.12 and $.90 at December 31, 2004, 2003 and 2002, respectively. Diluted earnings per share were $1.12, $1.05 and $.82 at December 31, 2004, 2003 and 2002, respectively.

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

The tables below set forth changes from 2003 to 2004 for average interest earning assets and their respective average yields. Due to the declining yields on loans as the result of lower rates until June 2004, the Company had to increase the portfolio for the year in order to augment net interest income. The Company was able to grow the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Loan underwriting criteria was not compromised while accomplishing this. The tax-exempt portion of the investment portfolio was also increased while giving up only 8 basis points in the average yield. The Company has significant room to grow in tax-exempts before bumping up against the Alternative Minimum Tax issue with the IRS. The taxable investment portfolio increased during the year as the result of available liquidity during the first half of 2004. The yield on average taxable investments actually increased by 22 basis points for 2004 from 2003 due to the flattening of the yield curve whereby long term rates did not increase at the same rate as the shorter term rates. This non-parallel shifting of rates was a positive impact to the majority of the investment portfolio that consists of longer term Mortgage Backed Securities.

(dollars in thousands)	Average Balance YTD
Interest Earning Assets:	2003	2004	$ Variance	% Variance
Interest Bearing Dep with other Banks	$661	$2,154	$1,493	225.87%
Investment securities taxable	42,353	49,178	6,825	16.11%
Investment securities non-taxable	10,129	11,511	1,382	13.64%
Federal funds sold	25,602	24,287	(1,315)	-5.14%
Loans	226,707	304,402	77,695	34.27%

Total interest earning assets	305,452	391,532	86,080	28.18%

	Average Yield YTD
Interest Earning Assets:	2003	2004	Variance
Interest Bearing Dep with other Banks	1.97%	1.90%	-0.07%
Investment securities taxable	3.54%	3.76%	0.22%
Investment securities non-taxable	4.48%	4.40%	-0.08%
Federal funds sold	1.09%	1.24%	0.15%
Loans	7.03%	6.77%	-0.26%

Total interest earning assets	5.95%	5.95%	0.00%

The tables below sets forth changes from 2003 to 2004 for average interest bearing liabilities and their respective average rates paid. The Company continues to enjoy a low cost of funds, specifically in regard to interest bearing deposits. The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years. The average rate paid on “Other Borrowing” decreased in April 2004 due to the maturity and renewal for borrowing related to the FHLB. In October 2003, the Company requested the full disbursement of a $3.5 million line of credit with Pacific Coast Bankers Bank to assist in the acquisition of Hacienda. This borrowing was paid down to $0 in July 2004.

(dollars in thousands)	Average Balance YTD
Interest -bearing liabilities:	2003	2004	$ Variance	% Variance
Savings/NOW/money market	116,965	158,291	41,326	35.33%
Time deposits	51,049	69,715	18,666	36.56%
Other Borrowings	31,396	31,023	(373)	-1.19%
Long Term Debt	8,248	8,248	0	0.00%

Total interest-bearing liabilities	207,658	267,277	59,619	28.71%

Net Interest Income	$14,711	$19,952	5,241	35.63%
Net Interest Margin (3)	4.82%	5.10%	0.28%	5.81%

	Average Rate Paid YTD
Interest -bearing liabilities:	2003	2004	Variance
Savings/NOW/money market	0.53%	0.44%	-0.09%
Time deposits	2.21%	1.54%	-0.67%
Other Borrowings	4.10%	3.72%	-0.38%
Long Term Debt	5.15%	5.29%	0.14%

Total interest-bearing liabilities	1.67%	1.26%	-0.41%

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2002, 2003 and 2004. The average balance of non-accruing loans has been included in loan totals.

YTD
		2002			2003			2004
(dollars in thousands)	Average	Avg Yield	Amount	Average	Avg Yield	Amount	Average	Avg Yield	Amount
Interest Earning Assets:	Balance	Rate Paid	Interest	Balance	Rate Paid	Interest	Balance	Rate Paid	Interest
Interest Bearing Dep with other Banks	$169	2.96%	$5	$661	1.97%	$13	$2,154	1.90%	$41
Investment securities taxable	43,502	4.44%	1,931	42,353	3.54%	1,499	49,178	3.76%	1,849
Investment securities non-taxable	6,358	4.72%	300	10,129	4.48%	454	11,511	4.40%	506
Federal funds sold	24,799	1.61%	400	25,602	1.09%	278	24,287	1.24%	302
Loans (1) (2)	173,861	7.71%	13,399	226,707	7.03%	15,930	304,402	6.77%	20,615

Total interest earning assets	248,689	6.45%	16,035	305,452	5.95%	18,174	391,532	5.95%	23,313

Allowance for possible loan losses	(2,088)			(3,164)			(3,158)
Non-earning assets:
Cash and due from banks	18,588			22,750			28,777
Property, premises and equipment	3,953			6,011			10,082
Other assets	9,190			12,122			20,195

TOTAL ASSETS	$278,332			$343,171			$447,428

Interest-bearing liabilities:
Savings/NOW/money market	92,800	0.84%	779	116,965	0.53%	625	158,291	0.44%	699
Time deposits	46,453	2.77%	1,286	51,049	2.21%	1,126	69,715	1.54%	1,071
Other Borrowings	28,967	3.70%	1,071	31,396	4.10%	1,287	31,023	3.72%	1,155
Long Term Debt	6,000	5.92%	355	8,248	5.15%	425	8,248	5.29%	436

Total interest-bearing liabilities	174,220	2.00%	3,491	207,658	1.67%	3,463	267,277	1.26%	3,361

Interest bearing liabilities:
Demand deposits	84,702			109,349			142,796
Other liabilities	1,803			2,995			2,501

Total liabilities	260,725			320,002			412,574

Shareholders' equity
Common stock	9,037			12,649			23,071
Retained earnings	8,437			10,143			11,510
Valuation Allowance Investments	133			377			273

Total stockholders' equity	17,607			23,169			34,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$278,332			$343,171			$447,428
Interest Income			$12,544			$14,711			$19,952
Interest Margin(3)		5.04%			4.82%			5.10%

Nonaccrual loans have been included in total loans.
Loan fees of $753, $754 and $1,021 for 2002, 2003 and 2004, respectively, have been included in the interest income computation.
Net interest income has been calculated by dividing the net interest income by total earning assets.
Note: All average balances have been computed using daily balances.

RATE/VOLUME ANALYSIS
	2002			2003			2004
	Average	Average		Average	Average		Average	Average
Increase (decrease) in:	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total

Interest income:
Loans (1)	$2,559	($2,441)	$118	$3,794	($1,263)	$2,531	$5,293	($608)	$4,685
Investment securities taxable	1,898	(492)	1,406	(51)	(381)	(432)	242	108	350
Investment securities non-taxable (2):	(11)	1	(10)	270	(36)	234	94	(15)	79
Taxable equivalent adjustment (2):	31	(2)	29	(92)	12	(80)	(32)	5	(27)
Interest-bearing deposits	(5)	(2)	(7)	15	(7)	8	29	(1)	28
Federal funds sold	523	(485)	38	13	(135)	(122)	(14)	38	24
Total	4,995	(3,421)	1,574	3,949	(1,810)	2,139	5,612	(473)	5,139

Interest expense:
Savings, now, money market	381	(566)	(185)	203	(357)	(154)	216	(142)	74
Time deposits	(125)	(954)	(1,079)	128	(288)	(160)	414	(469)	(55)
Other borrowings	1,854	(884)	970	88	128	216	(15)	(117)	(132)
Long term borrowings	-	355	355	119	(49)	70	13	(2)	11
Total	2,110	(2,049)	61	538	(566)	(28)	628	(730)	(102)

Increase (decrease) in net
Interest income	$2,885	($1,372)	$1,513	$3,411	($1,244)	$2,167	$4,984	$257	$5,241

(1) Loan fees of $753, $754 and $1,021 for 2002, 2003 and 2004, respectively have been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.
Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2004 balances indicate that the net interest income at risk over a one year time horizon from a 1% and 2% rate movement are within the Company’s policy guidelines for such changes.

	Rates Down 2%	Rates Down 1%	Rates Up 1%	Rates Up 2%
Change in Net Interest Income	(10.86%)	(5.65%)	6.22%	12.66%

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

Non-Interest Income

The table below sets forth changes from 2003 to 2004 for non-interest income exclusive of gains on sale of 1) securities; 2) SBA loans and; 3) premises.

(amount in thousands)
Fees and Other Income
	2003	2004	$ Variance	% Variance
Service Charges on Deposit Accounts	$1,723	$2,173	$450	26.1%
ATM/Debit Card Transaction/Interchange Fees	406	583	177	43.6%
Bankcard Merchant Fees	100	116	16	16.0%
Mortgage Broker Fees	880	602	(278)	-31.6%
Earnings on Cash Surrender Value Life Ins	264	294	30	11.4%
Other	364	446	82	22.5%
Total	$3,737	$4,214	$477	12.8%

Increases in Service Charges on Deposit Accounts and ATM/Debit Card Transactions are the direct effect of deposit growth and the full year impact of Hacienda in 2004.

Mortgage Origination Fees decreased in 2004 due primarily to a slowdown in the re-finance market that was felt throughout the United States. This particular area of home loan re-financing basically had been saturated during 2002 and 2003. Even though long term rates were not significantly impacted by the FRB increase in rates in 2004 (as the yield curve flattened), borrowers had already taken advantage of the low rate environment in 2002 and 2003. Management is very aware that the revenue generated by this line of business is impacted by rate volatility and that if rates continue to rise in the future, the yield curve may not remain flat and long term rates may be impacted. To mitigate material decreases in net revenue from this line of business, Management has taken steps to ensure that fixed costs are minimal due to commission based remuneration. In addition, the Company has been positioning itself throughout the past several years for future market penetration with sales representation in all markets that it services. A concerted marketing effort is in place to capture more of the mortgage origination business in the Company’s primary market area even in a rising rate environment.

Non-Interest Expenses

The table below sets forth changes from 2003 to 2004 for non-interest expense.

(amount in thousands)
Other Expenses	2003	2004	$ Variance	% Variance
Salaries and Employee Benefits	$6,498	$8,457	$1,959	30.1%
Occupany and Equipment	1,757	2,570	813	46.3%
Data Processing	1,581	2,570	989	62.6%
Advertising and promotional	361	515	154	42.7%
Regulatory fees	86	114	28	32.6%
Other professional fees and outside services	432	530	98	22.7%
Legal fees and other litigation expense	52	76	24	46.2%
Loan Department Costs	255	181	(74)	-29.0%
Stationery and supplies	249	374	125	50.2%
Director fees	152	179	27	17.8%
Core Deposit Amortization	41	421	380	926.8%
Other	961	1,211	250	26.0%

Total	$12,425	$17,198	$4,773	38.4%

Salary/Related Expense
Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category during 2004. Approximately $710 thousand or 41% of the dollar variance is due to the full year effect of the Hacienda acquisition versus only two months in 2003. Full time equivalent (FTE) employees increased from 164 at December 31, 2003 to 170 at December 31, 2004.

Another area that increased in 2004 was in regard to incentive based pay. “Pay for performance” is a significant part of the Company’s Corporate Culture and has served the Company well to provide above average return to the shareholders. All employees participate either on a monthly, quarterly or annual basis. Expense for all bonus based compensation increased by $113 thousand in 2004 compared to 2003.

Group health benefit costs increased by approximately $160 thousand in 2004 compared to 2003. Nearly $100 thousand of this increase is due to the full year impact of the Hacienda staff. In addition, rising group health costs have been an area of great concern nationally for nearly all businesses over the past several years. The Company has made efforts to “hold the line” on costs while at the same time ensuring that employees receive appropriate and fair consideration. For 2004, the average amount of cost per employee that the Company paid for group health benefits was approximately $310 per month compared to approximately $285 per month in 2003.

Occupancy and Equipment
Occupancy and equipment increased $813 thousand in 2004 over that in 2003. The full year impact of the Hacienda acquisition on October 31, 2003 accounts for approximately $585 thousand of this variance. The other major contributing factor impacting this increase was the relocation of the Woodland Branch to a new facility in February 2004 that accounted for approximately $149 thousand additional expense over that of 2003.

Data Processing Expense
The increase in data processing expense of $989 thousand was due to overall customer growth and the inclusion of Hacienda’s data processing expense for the entire year. The impact of a full year expense for Hacienda accounted for approximately $480 thousand in 2004 compared to two month’s expense in 2003 of $103 thousand. In addition, the Bank expensed approximately $540 thousand in 2004 for the March 4, 2005 conversion of Hacienda’s core and other ancillary processing services to the Bank’s systems. Nearly 83% of this conversion cost will be saved in 18 months of future processing expenses.

Provision for Income Taxes

The provision for income taxes was 37.6% and 37.1% of net pre-tax income for years ended December 31, 2004 and 2003, respectively.

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

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate collectibility of the loans in the portfolios by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

The analysis of the allowance for loan losses is comprised of three components; specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995 the Bank adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Banks’ evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly by the Bank’s Director’s Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the year 2004 is consistent with prior periods.

The Bank’s provision for loan losses was $410 thousand for 2004 compared to $370 thousand for 2003. Net loan charge-offs (loans charged off, net of loans recovered) were $233 thousand in both 2004 and 2003. The allowance for credit losses as a percent of total gross loans at year-end 2004 and 2003 was .96% and 1.10%, respectively.

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

Loans on non-accrual status totaled $872 thousand and $1.5 million at December 31, 2004 and 2003, respectively.
Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $126 thousand and $132 thousand for the period ended December 31, 2004 and 2003, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent and still accruing interest at December 31, 2004. Restructured loans that were not on non-accrual totaled $62 thousand at December 31, 2004. Total non-performing loans were $934 thousand at December 31, 2004.

The following table summarized the analysis of the allowance for loan losses as of December 31, 2000, 2001, 2002, 2003 and 2004:

Analysis of Allowance for Loan Losses

(in thousands)
	2000	2001	2002	2003	2004
Balance at Beginning of Period	$1,241	$1,321	$1,744	$2,336	$3,070
Balance of Hacienda Bank at
Beginning of Period		-	-	597	-
Charge-offs:
Commercial, Fianacial and Agricultural	454	156	76	463	202
Real Estate- Construction	-	-	-	-	-
Real Estate-Mortgage	-	-	-	-	-
Installment Loans to Individuals:	4	22	-	-	29
Money Plus	1	3	5	3	5
Credit Cards	-	-	-	-	-
Other Installment	-	-	-	-	-
Total charge-offs	459	181	81	466	236
Recoveries:
Commercial, Fianacial and Agricultural	17	-	127	232	1
Real Estate- Construction	-	-	-	-	-
Real Estate-Mortgage	-	-	-	-	-
Installment Loans to Individuals:	1	2	-	1	2
Money Plus	2	2	1	-	-
Credit Cards	-	-	-	-	-
Other Installment	-	-	-	-	-
Total recoveries	20	4	128	233	3
Net Charge-offs	439	177	(47)	233	233
Additions Charged to Operations	519	600	545	370	410
Balance at End of Period	1,321	1,744	2,336	3,070	3,247

Gross Loans at End of Period	$135,488	$158,472	$190,469	$278,135	$339,693

Ratio of Net Charge-offs During the
Year to Average Loans outstanding	0.44%	0.12%	-0.03%	0.10%	0.08%

Ratio of Reserves to Gross Loans	0.97%	1.10%	1.23%	1.10%	0.96%

Ratio of Non-performing Loans to
the Allowance for Credit Losses	75.01%	85.70%	57.62%	50.20%	28.77%

Allocation of the Allowance for Loan Losses

	2000		2001		2002		2003		2004
		% Total		% Total		% Total		% Total		% Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, Fianacial and Agricultural	$418	32%	$447	26%	$495	21%	$541	18%	$474	15%
Real Estate- Construction	181	14%	258	15%	499	21%	527	17%	639	20%
Real Estate-Mortgage	688	52%	1,000	57%	1,310	56%	1,941	63%	2,046	63%
Installment Loans to Individuals	31	2%	35	2%	47	2%	57	2%	53	2%
All Other Loans (including overdrafts)	3	0%	5	0%	3	0%	4	0%	3	0%
Total	$1,321	100%	$1,744	100%	$2,355	100%	$3,070	100%	$3,214	100%

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled 258,200 and 85,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Through the late 1990’s and into the year 2000, production of new vineyard land led to an over capacity of wine grapes. By the end of 2000, excess production of wine grapes led to a decrease in the process of grapes sold and income cases, the inability of farmers to sell grapes at prices necessary to break even. Wineries, on the other had, were able to purchase grapes at existing contract prices and in some cases, below contract prices. In situation where wineries purchased grape inventories purchased graoe inventories at existing contract prices, wineries demanded that farmers thin crop level, thereby producing a product of extremely high quality.

Over the past two years, the number of premium wine producers in the Paso Robles appellation has more than doubled. Paso Robles wines have continually achieved high recognition for outstanding quality and in 2003 Forbes Magazine recognized the area as the next “Napa Valley”.

The Bank recognized in 2000 that the farming end of the wine industry held the highest level of risk and that the increased levels of grape production would negatively impact commodity prices for the growers. At that time, the Bank strategically moved its portfolio of vineyard development loans out of the Bank’s portfolio and into the Farmer Mac government guaranteed program. As a result of this strategy, the Bank now has a very small and manageable portfolio of vineyard development loans amounting to approximately $1.2 million at December 31, 2004. In the opinion of Management, another negative turn in the wine grape industry is expected to have very little impact on the overall risk of the Bank’s loan portfolio.

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

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $448 million at December 31, 2004 compared to $441.9 million at December 31, 2003. This represents an increase of $6 million or 1.4%. The major contributing factor to this modest growth was a $14.2 million decrease in time deposits. This decrease was a factor of intended pricing instituted by Management as the result of the Hacienda acquisition in October 2003. At the time of the acquisition, one of the prime objectives was to bring the Hacienda cost of deposits, specifically time deposits, in line with those of the Bank. The Hacienda time deposit decrease represented approximately 87% of the total decrease in time deposits. The benefit of this action was very apparent in the favorable increase in net interest margin for the Company in 2004.

One other factor that contributed in a smaller way was the $3.5 million decrease in Notes Payable. The Company repaid, in full, the outstanding balance of a revolving line of credit. This was done in July 2004.

Earning assets as a percent of total assets was 91.6% at December 31, 2004 compared to 85.2% at December 31, 2003. In addition to the increase in the percent of earning assets, the change in the mix was such that a large portion of low yielding Fed Funds Sold moved into higher yielding loans.

Loans

A significant portion of total assets is the Company’s gross loans that were $339.7 million and $278.1 million at December 31, 2004 and 2003, respectively. Approximately 66% of gross loans at December 31, 2004 re-price within one year. If interest rates change, the yield on the loans that renew or re-price according to their terms, will also change. The Company has an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities. In a 100 basis point increase action by the FRB, the model indicates that the net interest income would increase by approximately $1.4 million while a 100 basis point decline would decrease net interest income by $1.2 million.

The table below sets forth the composition of the loan portfolio as of December 31, 2000, 2001, 2002, 2003 and 2004.

COMPOSITION OF LOAN PORTFOLIO
(in thousands)

	2000		2001		2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Financial and Agricultural	$42,931	32%	$40,608	26%	$40,373	21%	$49,024	18%	$49,584	15%
Real Estate- Construction	18,599	14%	23,449	15%	40,723	21%	47,720	17%	66,833	20%
Real Estate-Mortgage	70,551	52%	90,824	57%	106,810	56%	175,880	63%	217,473	63%
Installment Loans to Individuals	3,246	2%	3,172	2%	2,291	2%	5,173	2%	5,538	2%
All Other Loans (including overdrafts)	161	0%	419	0%	272	0%	338	0%	265	0%
Total Loans, Gross	135,488	100%	158,472	100%	190,469	100%	278,135	100%	339,693	100%

Deferred Loan Fees	(487)		(578)		(822)		(1,014)		(1,482)
Reserve for Possible Loan Losses	(1,321)		(1,744)		(2,336)		(3,070)		(3,247)
Total Loans, Net	$133,680		$156,150		$187,311		$274,051		$334,964
Loans Held For Sale	$2,475		$4,082		$8,166		$4,402		$2,253

The following table sets forth changes from 2003 to 2004 for the loan portfolio categories.

(in thousands)	2003	2004	$ Variance	% Variance
Commercial, Financial and Agricultural	$49,024	$49,584	$560	1.14%
Real Estate- Construction	47,720	66,833	19,113	40.05%
Real Estate-Mortgage	175,880	217,473	41,593	23.65%
Installment Loans to Individuals	5,173	5,538	365	7.06%
All Other Loans (including overdrafts)	338	265	(73)	-21.60%
Total Loans, Gross	278,135	339,693	61,558	22.13%
Deferred Loan Fees	(1,014)	(1,482)	(468)	46.15%
Reserve for Possible Loan Losses	(3,070)	(3,247)	(177)	5.77%
Total Loans, Net	$274,051	$334,964	$60,913	22.23%
Loans Held For Sale	$4,402	$2,253	$(2,149)	-48.82%

The small increase in commercial, financial and agricultural loans is attributed primarily to a $4.9 million ranch real estate loan made in December 2004. Several other farm real estate loans and operating lines were paid off during the year by other agricultural lenders.

The increase in real estate-construction loans can be attributed to several large new construction projects and the funding of existing construction projects. New loans include a residential tract development for $2.5 million, an addition to a strip center for $4.4 million, an apartment complex for $4.8 million, a retail/office complex for $3.5 million, a RV park for $1.5 million, a mini-storage for $1.4 million, a warehouse for $1.4 million, a retail center for $1.4 million, a gas station for $1.4 million, a water park for $1.3 million and numerous other smaller projects. Several construction loans paid off during 2004 as borrowers refinanced through mortgage brokers and out of the area lenders. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The large increase in real estate-mortgage loans  is attributed to several of the construction loans moving into amortizing loans and numerous new commercial property loans including a office building for $8 million, 6 office/warehouse buildings for $7 million, a retail building for $2.1 million, an office complex for $2.5 million, a motel for $1.9 million, an apartment for $1.2 million, a rural residence for $1.2 million, an office building for $1 million and a RV storage for $1 million.

The Bank presently has a concentration of loans in construction/land in the amount of $66.8 million which represents 166% of the Bank’s Total Risk Based capital. At December 31, 2004 there were 63 construction loans with outstanding balances and remaining commitments of approximately $43.3 million and $70 million, respectively. The single largest construction loan has a commitment amount of approximately $4.8 million with a balance of approximately $1 million at December 31, 2004. This is an apartment complex on the outskirts of Santa Maria, Ca. At December 31, 2004, there were 59 land loans with balances of approximately $23.5 million. The single largest land loan accounts for approximately $4.8 million of the total and is for a single family home tract development. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.

Hotel loans were previously considered to be a concentration, however, with increased capital at the Bank level, this is no longer the case. Hotel loans presently total $36.6 million, up $2.6 million from 2003 year end, which represents 92% of the Bank’s Total Risk Based capital. At December 31, 2004, there were 31 motel loans. The single largest loan had a balance of approximately $3.9 million, was made to a nationally known chain and is located in Paso Robles, Ca. The hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed. The Bank had one out of area hotel participation loan that was in default. This loan, in the original amount of $1 million, was paid down by $900 thousand in April 2004 and the remaining $95 thousand charged off. A small recovery of $1 thousand was received with no further payment expected.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for the expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds have been deposited with the Bank. These funds will be used for capital improvements to the assisted living facility. The letter of credit will expire in September 2007.

Construction loan demand for both single family and commercial real estate was strong during 2004 and is expected to continue during 2005. Area home prices continue to increase however they remain considerably lower than the metropolitan areas to our North and South. Low mortgage rates and a multitude of financing options  (interest only mortgages, 40 year loans, etc.) have kept many in the market. The continued availability of land for subdivision use also continued to drive the market.

Business properties are also in demand with low vacancies and favorable loan rates. Commercial property values and rental rates have increased substantially during the year. Investors, many seeking exchange properties, continue to seek properties in our market area. The Bank expects to experience continued growth in commercial real estate loans during 2005.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At December 31, 2004, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

Total Cash and Due from Banks

Total cash and due from banks were $13.1million and $40.4 million at December 31, 2004 and 2003, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. In December 2004, the Bank implemented a deposit re-classification program that enabled the Bank to reduce reserve requirements with the FRB by approximately $15 million.

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

COMPOSITION OF OTHER EARNING ASSETS
(in thousands)
	2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank, FRB and other stock	$1,951	2%	$1,959	2%	$1,809	3%
Available-for-Sale Investments	65,396	62%	54,956	58%	57,394	84%
Federal Funds Sold	37,040	35%	36,740	39%	5,775	8%
Interest Bearing Deposits other fin inst.	497	0%	498	1%	3,498	5%
Total Other Earning Assets	$104,884	100%	$94,153	100%	$68,476	100%

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an asset/liability committee that develops current investment policies based upon its operating needs and market circumstance. The Bank’s investment policy is formally reviewed and approved annually by the board of directors. The asset/liability committee of the Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to Bank’s board of directors on a regular basis.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2004, net unrealized gains in the portfolio were $147 thousand compared to $98 thousand at December 31, 2003. The portfolio increased in size due to available liquidity during the first three quarters of 2004. The value increased due to long term rates remaining low in spite of FRB rate increases starting in June 2004 through December 2004.

At December 31, 2004, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

The Amortized cost, fair value, and maturites at December 31, 2004 are as follows:

(in thousands)
	Securities Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in One Year or Less	$1,888	$1,854

Due after One Year through Five Years	2,249	2,296

Due after Five Years through Ten Years	5,255	5,368

Due after TenYears	5,165	5,312

Mortgage-backed Securities	42,622	42,564

Total	$57,179	$57,394

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:

COMPOSITION OF DEPOSITS
(in thousands)

	2002		2003		2004
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-Interest Bearing Demand	$106,556	0.00%	$137,859	0.00%	$143,455	0.00%
Interest Bearing Demand	44,338	0.46%	63,479	0.16%	60,256	0.05%
Savings	18,773	0.24%	32,315	0.32%	36,232	0.25%
Money Market	49,457	1.94%	57,619	1.02%	69,527	0.95%
Time Deposits	45,054	2.77%	75,167	2.21%	60,971	1.54%
Total Deposits	$264,178	0.92%	$366,439	0.73%	$370,441	0.48%

Set forth is a maturity schedule of domestic time certificates of deposit of $100,000 and over at December 31, 2004:

TIME DEPOSITS $100,000 AND OVER:
(dollars in thousands)

Less than 3 months	$5,243
3 to 12 months	7,750
Over 1 year	5,041
Total	$18,034

The following table sets forth changes from 2003 to 2004 for deposit categories.

	2003	2004	$ Variance	% Variance
Non-Interest Bearing Demand	$137,859	$143,455	$5,596	4.06%
Interest Bearing Demand	63,479	60,256	(3,223)	-5.08%
Savings	32,315	36,232	3,917	12.12%
Money Market	57,619	69,527	11,908	20.67%
Time Deposits	75,167	60,971	(14,196)	-18.89%
Total Deposits	$366,439	$370,441	$4,002	1.09%

The Company has been able to increase non-interest bearing, savings and money market deposits due to a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area. Friendly competition between the branch offices to increase deposit totals has been in place for two years. The branch offices are all given goals for each deposit category type and results are measured monthly. Lending and Operational staff work together to meet or beat their goals. This program has generated a significant amount of pride for the entire staff and resulted in growth for the Company.

Non-interest bearing demand deposits provide 38.7% of total deposits and grew by approximately $5.6 million or 4.0% in 2004. The Bank has three deposit relationships that it considers to be volatile. These deposits are held by three, long time customers of the Bank that engage in mortgage related activities. During 2004, the balances carried by these relationships decreased by approximately $2.5 million at December 31, 2004 compared to December 31, 2003. The slowdown experienced in mortgage related activity had a direct impact on the deposit balances held by these entities. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Savings, NOW and money market deposits were $166 million at December 31, 2004 compared to $153.4 million at December 31, 2003. This represents an increase of approximately $12.6 million or 8.2%.

Time deposits decreased by $14.2 million. This decrease was a factor of intended pricing instituted by Management as the result of the Hacienda acquisition in October 2003. At the time of the acquisition, one of the prime objectives was to bring the Hacienda cost of deposits, specifically time deposits, in line with those of the Bank. The Hacienda time deposit decrease represented approximately 87% of the total decrease in time deposits. The benefit of this action was very apparent in the favorable increase in net interest margin for the Company in 2004.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $352.4 million represented 95.1% of total deposits at December 31, 2004. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacific Coast Bankers Bank (PCBB) with a term of 2 years for a revolving line of credit in the amount of $3.5 million. At December 31, 2004, the Company had a zero balance outstanding on this loan. The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At December 31, 2004, the interest rate on the note was 5.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At December 31, 2004, the Bank had borrowings with the FHLB of $9.5 million and $19 million that mature in April 2005. These are collateralized by loans and securities, respectively. In addition, the Bank has an $11.7 million letter of credit secured by loans. At December 31, 2004, the Bank has a remaining borrowing capacity with existing collateral of approximately $66.1 million and $3.8 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $766 thousand in securities sold under repurchase agreements at December 31, 2004 compared to $460 thousand at December 31, 2003.

Capital

The Company's total stockholders equity was $37.3 million at December 31, 2004 compared to $32.3 million at December 31, 2003. The increase in capital during 2004 was due to net income of $4.6 million, $6 thousand cash paid to stockholders in lieu of fractional shares on a 5% stock dividend paid April 23, 2004, stock options exercised in the amount of $335 thousand, and an increase in accumulated other comprehensive income of $49 thousand.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures “ (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 6.00% as of December 31, 2004. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling. As of December 31, 2004, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes. See, “Item 1 - Business - Factors That May Affect Future Results of Operations - Trust Preferred Securities.”

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

Management believes that organic growth in 2005 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At December 31, 2004, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately seven quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $700 thousand at December 31, 2004.

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

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2004.

	Minimum Regulatory	Heritage	Heritage
	Capital Requirements	Oaks Bancorp	Oaks Bank
Leverage Ratio	4.00%	8.34%	8.09%
Tier I Risk Weighted	4.00%	9.78%	9.29%
Total Risk Based	8.00%	10.65%	10.16%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At December 31, 2004, these credit lines totaled $7 million and the Bank had no borrowings against those lines. The Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $69.9 million at December 31, 2004.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2004, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 12.7% compared to 28.1% in 2003. The ratio of net loans to deposits, another key liquidity ratio, was 90% at December 31, 2003 compared to 76% at December 31, 2003. Declining liquidity became a factor during the fourth quarter of 2004 due to extremely strong loan demand and deposit stabilization. While liquidity calculations have decreased, the Bank has a number of funding sources available including approximately $69 million in collateralized borrowing with the FHLB. Management has already put into place a marketing program that is geared to obtain additional deposits, specifically in money market accounts. This was successful in August 2002 when the Bank increased deposits by nearly $25 million with a special money market account promotion. The promotion in 2002 did not significantly impact the Bank’s net interest margin and management believes that the same results can be obtained again.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 2004 has been significant to the Company’s financial position or results of operations in regard to fluctuation in interest rates creating changing net interest margins. However, inflation has not been a factor in the customers ability to repay debt or in upward pressure on operation expenses.

Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has not determined if the adoption of this standard will have a material impact on its financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

HERITAGE OAKS BANCORP AND SUBSIDIARIES

DECEMBER 31, 2004, 2003, AND 2002

Contents

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets
December 31, 2004 and 2003	F-2

Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003, and 2002	F-3

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2004, 2003, and 2002	F-4

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003, and 2002	F-5

Notes to Consolidated Financial Statements	F-7

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share data)

Assets
	2004	2003
Cash and due from banks	$13,092	$40,374
Federal funds sold	5,775	36,740
Money market funds	3,000	-
Total Cash and Cash Equivalents	21,867	77,114
Interest-bearing deposits in other financial institutions	498	498
Investment securities, available-for-sale	57,394	54,956
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	1,809	1,959
Loans held for sale	2,253	4,402
Loans, net of deferred fees and allowance for loan losses
of $3,247 and $3,070 at December 31, 2004
and 2003, respectively	334,964	274,051
Property premises and equipment, net	10,383	9,874
Net deferred tax asset	1,918	1,971
Cash surrender value of life insurance	7,130	6,859
Goodwill	4,865	4,905
Intangible assets	2,021	2,442
Other assets	2,910	2,917
Total Assets	$448,012	$441,948

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand non-interest bearing	$143,455	$137,859
Savings, NOW and money market deposits	166,015	153,413
Time deposits of $100 or more	18,034	23,694
Time deposits under $100	42,937	51,473
Total Deposits	370,441	366,439
FHLB advances and other borrowings	28,500	28,500
Securities sold under agreement to repurchase	766	460
Notes payable	-	3,500
Junior subordinated debentures	8,248	8,248
Other liabilities	2,807	2,513
Total Liabilities	410,762	409,660

COMMITMENTS AND CONTINGENCIES (Notes #5 and #10)	-	-

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized;
3,817,943 and 3,784,318 shares issued and
outstanding for 2004 and 2003, respectively	24,050	20,649
Retained earnings	13,053	11,541
Accumulated other comprehensive income	147	98
Total Stockholders' Equity	37,250	32,288
Total Liabilities and Stockholders' Equity	$448,012	$441,948

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

	2004	2003	2002
Interest Income
Interest and fees on loans	$20,615	$15,930	$13,399
Interest on Investment Securities
Obligations of U.S. Government Agencies	1,767	1,408	1,872
Obligations of State and Political Subdivisions	506	454	300
Interest on time deposits with other banks	11	13	5
Interest on Federal funds sold	302	278	400
Interest on other securities	112	91	59
Total Interest Income	23,313	18,174	16,035

Interest Expense
Interest on savings, NOW and money market deposits	699	625	779
Interest on time deposits in denominations of
$100 or more	118	204	183
Interest on time deposits under $100	953	922	1,103
Other	1,591	1,712	1,426
Total Interest Expense	3,361	3,463	3,491
Net interest income before provision for
possible loan losses	19,952	14,711	12,544
Provision for Possible Loan Losses	410	370	545
	19,542	14,341	11,999
Noninterest Income
Fees and service charges	2,173	1,723	1,433
Investment securities gain/(loss), net	28	60	(19)
Gain on sale of premise, net	712	-	-
Other	2,086	2,014	2,049
Total Noninterest Income	4,999	3,797	3,463
Noninterest Expenses
Salaries and employee benefits	8,457	6,498	5,386
Equipment expenses	929	675	711
Occupancy expenses	1,640	1,082	955
Other expenses	6,172	4,170	4,022
Total Noninterest Expenses	17,198	12,425	11,074
Income Before Provision for Income Taxes	7,343	5,713	4,388
Provision for Income Taxes	2,759	2,117	1,649
Net Income	$4,584	$3,596	$2,739

Earnings Per Share
Basic	$1.21	$1.12	$0.90
Diluted	$1.12	$1.05	$0.82

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(Amounts in thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Number of		Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Income	Earnings	Income	Equity
Balance, January 1, 2002	1,297,880	$7,536		$8,496	$(155)	$15,877
Exercise of stock options	60,477	486				486
(including $300 tax benefit from exercise
of stock options)
Stock dividends paid - 5%	64,648	1,681		(1,681)		-
Cash paid to stockholders in lieu of
fractional shares on 5% stock dividend				(6)		(6)
Two-for-one stock split	1,362,528
Comprehensive income
Net income			$2,739	2,739		2,739
Unrealized security holding gains
(net of $471 tax)			706		706	706
Less reclassification adjustments
for losses (net of $8 tax)			11		11	11
Total comprehensive income			$3,456
Balance, December 31, 2002	2,785,533	9,703		9,548	562	19,813
Exercise of stock options	72,471	583				583
(including $204 tax benefit from exercise
of stock options)
Stock issued in connection with
purchase of Hacienda Bank	602,485	8,698				8,698
Sale of stock	5,000	66				66
Cash paid to stockholders in lieu of
fractional shares on 5% stock dividend				(4)		(4)
5% stock dividend	139,008	1,599		(1,599)		-
Comprehensive income
Net income			$3,596	3,596		3,596
Unrealized security holding losses
(net of $287 tax)			(428)		(428)	(428)
Less reclassification adjustments
for gains (net of $24 tax)			(36)		(36)	(36)
Total comprehensive income			$3,132
Balance, December 31, 2003	3,604,497	20,649		11,541	98	32,288
Exercise of stock options	33,625	335				335
(including $136 tax benefit from exercise
of stock options)
Cash paid to stockholders in lieu of
fractional shares on 5% stock dividend				(6)		(6)
5% stock dividend	179,821	3,066		(3,066)		-
Comprehensive income
Net income			$4,584	4,584		4,584
Unrealized security holding losses
(net of $44 tax)			66		66	66
Less reclassification adjustments
for gains (net of $11tax)			(17)		(17)	(17)
Total comprehensive income			$4,633
Balance, December 31, 2004	3,817,943	$24,050		$13,053	$147	$37,250

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands)

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$4,584	$3,596	$2,739
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	949	661	652
Provision for possible loan losses	410	370	545
Provision for possible losses on unfunded
loan commitments	25	50	40
Realized (gain)/loss on sales of available-for-sale
securities, net	(28)	(60)	19
Amortization of premiums/discounts on
investment securities, net	407	451	239
Amortization of core deposit intangibles	421	41	43
Gain on sale of property, premises and equipment, net	(712)	-	-
Net change in loans held for sale	2,149	3,764	(4,084)
Net increase in cash surrender value of life insurance	(271)	(264)	(272)
FHLB Dividends received	(72)	(87)	(54)
Decrease/(Increase) in deferred tax asset	20	(363)	(391)
Decrease/(Increase) in other assets	183	212	(82)
Increase/(decrease) in other liabilities	269	(5,195)	5,539

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,334	3,176	4,933

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(3,012)	(1,633)	(3,337)
Purchase of mortgage-backed securities available-for-sale	(17,295)	(27,487)	(59,757)
Net redemption (purchase) of Federal Home Loan Bank and Federal
Reserve Bank stock	222	332	(1,668)
Proceeds from sales of mortgage-backed securities	1,534	12,365	5,406
Proceeds from principal reductions and maturities
of securities available-for-sale	1,315	757	26
Proceeds from principal reductions and maturities of
mortgage-backed securities	14,723	27,387	15,231
Net change in interest-bearing deposits in
other financial institutions	-	99	(398)
Purchase of life insurance policies	-	(1,180)	-
Increase in cash due to acquisition	-	22,703	-
Recoveries on loans previously written off	3	233	128
Increase in loans, net	(61,326)	(35,465)	(31,834)
Proceeds from sale of property, premises and equipment	900	-	7
Purchase of property, premises and equipment, net	(1,646)	(3,158)	(1,580)

NET CASH USED IN INVESTING ACTIVITIES	(64,582)	(5,047)	(77,776)

 The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands)

	2004	2003	2002
Cash Flows From Financing Activities
Increase in deposits, net	$4,002	$23,788	$68,594
Net increase/(decrease) in FHLB borrowings	-	(9,500)	38,000
Proceeds from issuance of trust preferred securities	-	-	8,000
Net (decrease)/increase in notes payable	(3,500)	3,500	(1,895)
Net increase in securities sold under agreement
to repurchase	306	202	120
Proceeds from exercise of stock options	199	379	186
Proceeds from sale of stock	-	66	-
Cash paid in lieu of fractional shares	(6)	(4)	(6)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,001	18,431	112,999

Net (Decrease)/Increase in Cash and Cash Equivalents	(55,247)	16,560	40,156

Cash and Cash Equivalents, Beginning of year	77,114	60,554	20,398

Cash and Cash Equivalents, End of year	$21,867	$77,114	$60,554

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,453	$3,652	$3,280
Income taxes paid	$2,575	$2,250	$1,960

Supplemental Disclosures of Non-Cash Flow Information
Change in other valuation allowance for investment securities	$82	$(781)	$1,195
Tax benefit of stock options exercised	$136	$204	$300

Supplemental Disclosures
Net change in assets/liabilities due to acquisition of Hacienda Bank
Increase in interest-bearing deposits in other financial institutions	$-	$100	$-
Increase in investments	$-	$2,121	$-
Increase in net loans	$-	$51,878	$-
Increase in FHLB stock	$-	$253	$-
Increase in premises and equipment	$-	$2,834	$-
Increase in goodwill and other intangible assets	$-	$7,029	$-
Increase in other assets	$-	$901	$-
Increase in demand, money market and savings deposits	$-	$48,678	$-
Increase in time certificates of deposit	$-	$29,795	$-
Increase in other liabilities	$-	$644	$-

 The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
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

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank, (the “Bank”) and CCMS Systems, Inc. Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company has been organized as a single operating segment. The Bank operates twelve branches within San Luis Obispo and Northern Santa Barbara counties. The Bank offers traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Banks complied with the reserve requirements as of December 31, 2004.

The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, federal funds sold and money market funds. Generally, federal funds are sold for one-day periods.

Investment Securities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

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

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or market value, which is determined by the specified value in the commitments. Net unrealized losses, if any, are recognized through a valuation allowance by charges to expense.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

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

Property, Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expenses for the reporting periods ending December 31, 2004, 2003, and 2002 were approximately $949, $661, and $652, respectively.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

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

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note #10. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2004	2003	2002
Net income:
As reported	$4,584	$3,596	$2,739
Stock-based compensation using the intrinsic
value method	-	-	-
Stock-based compensation that would have
been reported using the fair value method
of SFAS 123	(55)	(75)	(111)
Pro forma net income	$4,529	$3,521	$2,628

Basic earnings per share:
As reported	$1.21	$1.12	$0.90
Pro forma	1.19	1.10	0.86

Diluted earnings per share:
As reported	$1.12	$1.05	$0.82
Pro forma	1.11	1.03	0.79

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

Current Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004). “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has not determined if the adoption of this standard will have a material impact on its financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #2 - Investment Securities

At December 31, 2004 and 2003, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of U.S. Government
agencies and corporations	$1,868	$5	$(30)	$1,843
Mortgage-backed securities	42,622	181	(239)	42,564
Obligations of state and political
subdivisions	12,651	413	(86)	12,978
Other securities	9	-	-	9
Total	$57,150	$599	$(355)	$57,394

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of U.S. Government
agencies and corporations	$2,484	$22	$(24)	$2,482
Mortgage-backed securities	41,980	197	(308)	41,869
Obligations of state and political
subdivisions	10,320	365	(89)	10,596
Other securities	9	-	-	9
Total	$54,793	$584	$(421)	$54,956

There were no investment securities held-to-maturity at December 31, 2004 and December 31, 2003.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #2 - Investment Securities, Continued

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$1,859	$1,854
Due after one year through five years	2,249	2,296
Due after five years through ten years	5,255	5,368
Due after ten years	5,165	5,312
Mortgage-backed securities	42,622	42,564
Total Securities	$57,150	$57,394

Proceeds from sales, maturities and principal reductions of investment securities available-for-sale during 2004, 2003, and 2002, were $1,315, $757, and $26, respectively. In 2004, gross gains and losses were $0 and $0, respectively. In 2003, gross gains and losses were $3 and $0, respectively. There were no gross gains or losses reported during 2002.

Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 2004, 2003, and 2002, were $16,257, $39,752, and $20,637, respectively. In 2004, 2003, and 2002, gross gains and losses on these sales were $28 and $0, $57 and $0, and $1 and $20, respectively. Unrealized gains on investment securities and mortgage-backed securities included in shareholders’ equity net of tax at December 31, 2004, 2003, and 2002 were $147, $98, and $562, respectively.

Securities having a carrying value and a fair value of approximately $34,672 and $44,101 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required by law.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #2 - Investment Securities, Continued

In January 2003, the FASB issued the Emerging Information Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, FASB issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. The March 2004 update to EITF 03-1 includes application guidance as to the determination of impairment, disclosures required by an impairment, and guidance for the transition period and effective dates of disclosure requirements. In March 2004, the FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF Issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases. The comment deadline for the proposed FSPs was October 29, 2004, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b, which could be as early as November 2004.The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

Those investment securities available for sale which have an unrealized loss position at December 31, 2004, are detailed below: (amounts in thousands)

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
agencies and corporations	$497	$3	$841	$27	$1,338	$30
Mortgage-backed securities	13,951	74	9,691	181	23,642	255
Obligations of state and political
subdivisions	879	2	811	84	1,690	86
Other securities	-	-

Total	$15,327	$79	$11,343	$292	$26,670	$371

Management does not believe that any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant to their respective amortized cost.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #3 - Loans

Major classifications of loans were:

	2004	2003
Commercial, financial and agricultural	$49,584	$49,024
Real Estate - construction	66,833	47,720
Real Estate - other	217,473	175,880
Installment loans to individuals	5,538	5,173
All other loans (including overdrafts)	265	338
	339,693	278,135
Less: Deferred loan fees	(1,482)	(1,014)
Less: Allowance for loan losses	(3,247)	(3,070)
Total Loans	$334,964	$274,051

Loans held for sale	$2,253	$4,402

Concentration of Credit Risk

At December 31, 2004 and 2003, approximately $284,306 and $223,600 of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County and Northern Santa Barbara County. The Bank attempts to reduce their concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balances sheets. The unpaid principal balance of loans serviced for others was $3.5 million, $6.9 million and $2.8 million at December 31, 2004, 2003 and 2002, respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #3 - Loans, Continued

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2004	2003	2002
Impaired loans with a valuation allowance	$821	$1,475	$1,326
Impaired loans without a valuation allowance	113	158	20
Total impaired loans	$934	$1,633	$1,346
Valuation allowance related to impaired loans	$453	$528	$725

Average recorded investment in impaired loans	$1,076	$1,100	$1,526

Cash receipts applied to reduce principal balance	$110	$132	$520

Interest income recognized for cash payments	$48	$25	$313

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Non-accruing loans totaled approximately $872 and $1,586 at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, all loans on non-accrual were classified as impaired. If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $126, $132, and $135, in 2004, 2003, and 2002, respectively. No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2004 and 2003, the Bank had $0 and $21, respectively, in loans past due 90 days or more and still accruing interest.

At December 31, 2004, loans totaling approximately $62 of which $39 are included in non-accrual loans, were classified as troubled debt restructurings.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	2004	2003	2002
Balance, Beginning of Year	$3,070	$2,336	$1,744
Additions charged to operating expense	410	370	545
Loans charged off	(236)	(466)	(81)
Recoveries of loans previously charged off	3	233	128
Credit from purchase of Hacienda Bank	-	597	-
Balance, End of Year	$3,247	$3,070	$2,336

Note #5 - Property, Premises and Equipment

Property, premises and equipment consisted of the following:

	2004	2003
Land	$4,051	$2,598
Building and improvements	7,966	7,455
Furniture and equipment	5,654	5,031
Construction in progress	352	2,051
	18,023	17,135
Less: Accumulated depreciation and amortization	7,640	7,261
Total	$10,383	$9,874

During 2003, the Bank purchased land for future development of a Paso Robles, California administrative facility for approximately $1,100. Total remaining construction commitments related to this project totaled approximately $3,000, as of December 31, 2004.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #5 - Property, Premises and Equipment, Continued

The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2012. The following is a schedule of future minimum lease payments based upon obligations at year-end.

Year Ending
December 31,	Amount
2005	$712
2006	606
2007	564
2008	514
2009	302
More than 5 years	555
Total	$3,253

The leases contain options to extend for periods from five to twenty years. Options to extend which have been exercised and the related lease costs are included above. Total expenditures charged for leases for the reporting periods ended December 31, 2004, 2003, and 2002, were approximately $622, $435, and $423, respectively.

Note #6 - Intangible Assets

Intangible assets consisted of core deposit intangibles subject to amortization with a net carrying value of $2,021 and $2,442, net of $510 and $89 accumulated amortization as of December 31, 2004 and 2003, respectively. Amortization expense for the periods ended December 31, 2004, 2003, and 2002 was $421, $41, and $43, respectively. The estimated future amortization expense for the next seven years is $573 for 2005, $300 for 2006, $354 for 2007, $388 for 2008, $337 for 2009, $40 for 2010, and $29 for 2011.

Note #7 - Time Deposit Liabilities

At December 31, 2004, the Banks had time certificates of deposit with maturity distributions as follows:

Year Ending
December 31,
2005	$40,760
2006	17,287
2006	1,511
2007	1,413
$60,971

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)
Note #8 - Borrowings

The Bank has borrowing lines with correspondent banks totaling $7 million.

Federal Home Loan Bank (FHLB) Advances

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At December 31, 2004, the Bank had borrowings with the FHLB of $28.5 million that matures in April 2005 with a weighted average interest rate of 3.47%. These are collateralized by loans and securities, respectively. In addition, the Bank has an $11.7 million letter of credit secured by loans. At December 31, 2004, the Bank has a remaining borrowing capacity with existing collateral of approximately $66.1 million and $3.8 million secured by loans and securities, respectively.

The Bank has pledged approximately $191.7 in loans to the FHLB.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. As of December 31, 2004 and 2003, the Bank had $766 and $460 in securities sold under agreements to repurchase. Interest expense recorded was $8, $2, and $7 for the years ended December 31, 2004, 2003, and 2002, respectively. The carrying value of underlying securities provided as collateral for these transactions was $924 and $852 at December 31, 2004 and 2003, respectively.

Notes Payable

On October 10, 2003, the Company obtained a revolving line of credit in the amount of $3,500 through Pacific Coast Bankers Bank (PCBB). The line is secured by 51% of the outstanding shares of the Bank’s stock. The line bears interest at the Wall Street Journal prime rate. Interest payments are due quarterly. The line is scheduled to mature on October 10, 2005 at which time the line converts to an eight-year term loan maturing on October 10, 2013. Principal and interest payments are due quarterly. Under the terms of the agreement, the Company will not incur any additional debt over $2,000 exclusive of the inter-company debt and existing debt without prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by the Regulators. A principal reduction of $3,500 was made in July 2004 and at December 31, 2004, the outstanding balance owed was $0.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #8 - Borrowings, Continued

Junior Subordinated Debentures

On April 10, 2002, the Company issued $8,248 of Floating Rate Junior Subordinated Deferrable Interest Debentures “ (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 6.00% as of December 31, 2004. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. As of December 31, 2004, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Note #9 - Income Taxes

The current and deferred amounts of the provision (benefit) for income taxes were:

	Year Ending December 31,
	2004	2003	2002
Federal Income Tax
Current	$2,031	$1,611	$1,390
Deferred	16	(82)	(247)
Total Federal Taxes	2,047	1,529	1,143

State Franchise Tax
Current	706	630	651
Deferred	6	(42)	(145)
Total State Franchise Tax	712	588	506
Total Income Taxes	$2,759	$2,117	$1,649

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)
Note #9 - Income Taxes, Continued

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$2,497	34.0	$1,942	34.0	$1,492	34.0
State income taxes, net of federal
income tax benefit	507	6.9	388	6.8	333	7.6
Tax exempt income and other, Net	(245)	(3.4)	(213)	(3.7)	(176)	(4.0)
Total Tax Provision	$2,759	37.5	$2,117	37.1	$1,649	37.6

The net deferred tax asset is determined as follows:
	2004	2003
Deferred Tax Assets
Reserves for loan losses	$1,152	$1,050
Fixed assets	280	250
Accruals	667	709
Investment securities valuation	-	67
Deferred Fees	248	-
Net operating loss carryforward	821	590
Total Deferred tax assets arising from cumulative
timing differences	3,168	2,666
Total Deferred Tax Assets	$3,168	$2,666
Deferred Tax Liabilities
Fair value adjustment for purchased assets	$718	$695
Investment securities valuation	98	-
Deferred costs, prepaids and FHLB	434	-
Total Deferred Tax Liabilities	1,250	695
Net Deferred Tax Assets	$1,918	$1,971

As part of a transaction with Hacienda Bank, the Company has approximately $1,996,000 of net operating losses (NOL) available for carry forward at December 31, 2004. The realization of the NOL is limited for federal tax purposes and for state tax purposes under current tax law. Any amount not utilized for federal tax purposes will expire on various years through 2014.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #10 - Commitments and Contingencies

The Company is involved in various litigation. In the opinion of management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of their customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as they do for loans reflected in the consolidated financial statements.

As of December 31, 2004 and 2003, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2004	2003

Commitments to extend credit	$123,470	$93,127
Standby letters of credit	17,599	3,372
	$141,069	$96,499

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)
Note #11 - Regulatory Matters

The Company (on a consolidated basis) and the Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification, the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios:

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)
Note #11 - Regulatory Matters, Continued

			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital to risk-weighted assets:
Company	$41,482	10.65%	$31,160	8.0%	N/A	N/A
Heritage Oaks Bank	39,653	10.16%	31,223	8.0%	$39,029	10.0%

Tier 1 capital to risk-weighted assets:
Company	38,082	9.78%	15,575	4.0%	N/A	N/A
Heritage Oaks Bank	36,253	9.29%	15,609	4.0%	23,414	6.0%

Tier 1 capital to average assets:
Company	38,082	8.34%	18,265	4.0%	N/A	N/A
Heritage Oaks Bank	36,253	8.09%	17,925	4.0%	22,406	5.0%

As of December 31, 2003
Total capital to risk-weighted assets:
Company	$36,042	11.14%	$25,886	8.0%	N/A	N/A
Heritage Oaks Bank	31,061	11.78%	21,088	8.0%	$26,360	10.0%
Hacienda Bank	6,389	10.65%	4,798	8.0%	$5,998	10.0%

Tier 1 capital to risk-weighted assets:
Company	32,845	10.15%	12,943	4.0%	N/A	N/A
Heritage Oaks Bank	28,516	10.82%	10,544	4.0%	15,816	6.0%
Hacienda Bank	5,737	9.57%	2,399	4.0%	3,599	6.0%

Tier 1 capital to average assets:
Company	32,845	8.30%	15,823	4.0%	N/A	N/A
Heritage Oaks Bank	28,516	8.61%	13,242	4.0%	16,552	5.0%
Hacienda Bank	5,737	7.21%	3,183	4.0%	3,979	5.0%

As disclosed in Note #8, Borrowings - Junior Subordinated Debentures, subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital by the Company for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements and therefore the proceeds received by the Company from the trust subsidiary is reported as subordinated debt. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)
Note #12 - Salary Continuation Plan

The Company established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer and certain Senior Vice Presidents, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company’s liability under this Agreement were approximately $913 and $695 at December 31, 2004 and 2003, respectively, and are included in other liabilities in the Company’s Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled approximately $7,130 and $6,859, at December 31, 2004 and 2003, respectively.

Note #13 - Employee Benefit Plans

401(k) Pension Plan

During 1994, the Company established a savings plan for employees that allows participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25 percent of the employee’s contribution. Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service. Expenses of the savings plan were approximately $93, $74, and $64, for the years ended December 31, 2004, 2003, and 2002, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year. The amount of the annual contribution to the ESOP is at the discretion of the Board of Directors. The contributions made to this plan were approximately $206 in 2004, $162 in 2003, and $125 in 2002.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)
Note #14 - Stock Option Plans

At December 31, 2004, the Company had two stock option plans, which are described below.

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

No options were granted during 2002, 2003, or 2004.

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 2004.

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,241	$4.02	2,241	$4.02	37,563	$1.59
Granted
Cancelled	-	$-	-	$-	-	$-
Exercised	(250)	$4.02	-	$-	(35,322)	$1.44
Outstanding at end of year	1,991	$4.02	2,241	$4.02	2,241	$4.02

Options available for granting at
end of year	-		-		-
Options exercisable at year-end	1,991	$4.02	2,241	$4.02	2,241	$4.02
Weighted-average fair value of
options granted during the year	-		-		-

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$ 4.02	1,991	2.53	$4.02	1,991	$4.02

The Company adopted the Company’s 1997 stock option plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 427,531 shares of the Company’s unissued common stock and is subject to the specific approval of the Board of Directors.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)
Note #14 - Stock Option Plans, Continued

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan. Under this amendment, the plan provides for issuance of up to 241,288 additional shares of the Company’s common stock.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004, 2003, and 2002, respectively: risk-free rates of 4.22 percent, 4.58 percent, and 3.73 percent, dividend yields of 0 percent for all years presented, expected life of 10 years, 10 years, and 8 years; and volatility of 24 percent, 24 percent, and 26 percent.

The following summarizes information about the 1997 stock option plan outstanding at December 31, 2004.

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	470,003	$6.13	424,143	$5.24	458,484	$4.91
Granted	55,275	$17.06	134,445	$8.35	19,294	$10.69
Cancelled	(23,217)	$12.84	(12,491)	$7.19	(22,280)	$4.27
Exercised	(33,375)	$5.92	(76,095)	$4.98	(31,354)	$4.33
Outstanding at end of year	468,686	$7.10	470,003	$6.13	424,143	$5.24

Options available for grant end of year	39,166		71,224		193,178
Options exercisable at year-end	392,874	$5.62	391,909	$5.46	321,878	$4.62
Weighted-average fair value of
options granted during the year	$7.70		$6.17		$4.25

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$ 4.02-$ 6.86	313,888	3.57 Years	$4.96	308,535	$4.94
$ 7.04-$ 9.23	73,263	5.47 Years	$7.34	69,130	$7.35
$10.20-$13.29	26,785	7.56 Years	$11.22	15,209	$11.62
$16.19-$19.20	54,750	9.20 Years	$17.07	-	$-
	468,686			392,874

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #15 - Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company. These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:

	2004	2003
Outstanding Balance, Beginning of Year	$6,351	$1,472
Additional loans made	2,214	3,348
Acquisition of Hacienda Bank	-	4,380
Repayments	(3,352)	(2,849)
Outstanding Balance, End of Year	$5,213	$6,351

Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to approximately $3,280 and $5,276, respectively.

Note #16 - Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Department of Financial Institutions (DFI), its respective net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

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

The estimated fair value of financial instruments at December 31 is summarized as follows:

	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$21,867	$21,867	$77,114	$77,114
Interest-bearing deposits	498	498	498	498
Investments and mortgage-backed securities	57,394	57,394	54,956	54,956
FHLB stock	1,809	1,809	1,959	1,959
Loans receivable, net	338,211	337,638	277,121	278,131
Loans held for sale	2,253	2,253	4,402	4,402
Accrued interest receivable	1,654	1,654	1,485	1,485

Liabilities
Noninterest-bearing deposits	143,455	143,455	137,859	137,859
Interest-bearing deposits	226,986	227,039	228,580	228,914
FHLB advances	28,500	28,950	28,500	28,560
Securities sold under repurchase agreements	766	766	460	460
Notes payable	-	-	3,500	3,500
Junior Subordinated Debentures	8,248	8,248	8,248	8,248
Accrued interest payable	407	407	506	506

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and
standby letters of credit	$141,069	$1,411	$96,499	$965

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #17 - Fair Value of Financial Instruments, Continued

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #17 - Fair Value of Financial Instruments, Continued

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

Note #18 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. Share information has been retroactively adjusted for the stock dividend as discussed in Note #20.

	2004		2003		2002
	Net		Net		Net
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$4,584		$3,596		$2,739
Shares outstanding at year-end		3,817,943		3,784,318		3,070,768
Impact of weighting shares
purchased during the year		(14,452)		(573,492)		(11,872)
Used in Basic EPS	4,584	3,803,491	3,596	3,210,826	2,739	3,058,896
Dilutive effect of outstanding
stock options		282,076		221,946		271,146
Used in Dilutive EPS	$4,584	4,085,567	$3,596	3,432,772	$2,739	3,330,041

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #19 - Other Income/Expense

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Fees and Other Income
ATM/Debit Card Transaction/Interchange Fees	$583	$406	$494
Bankcard merchant fees	116	100	123
Mortgage origination fees	602	880	767
Earnings on cash surrender value of
life insurance policies	294	264	304
Other	491	364	361
	$2,086	$2,014	$2,049

Other Expenses
Data processing	$2,570	$1,581	$1,416
Advertising and promotional	515	361	380
Regulatory fees	114	86	62
Other professional fees and outside services	530	432	416
Legal fees and other litigation expenses	76	52	106
Loan department costs	181	255	204
Stationery and supplies	374	249	231
Director fees	179	152	165
Core deposit amortization	421	41	41
Other	1,212	961	1,001
Total	$6,172	$4,170	$4,022

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #20 - Stock Dividends and Stock Splits

On February 22, 2002, the Board of Directors declared a five percent stock dividend payable on March 29, 2002 to stockholders of record on March 8, 2002. Cash was paid in lieu of fractional shares at the rate of $26.00 per share and amounted to $6.

On July 19, 2002, the Board of Directors declared a two-for-one stock split payable on August 15, 2002 to stockholders of record on August 2, 2002.

On March 7, 2003, the Board of Directors declared a five percent stock dividend payable on March 28, 2003 to stockholders of record on March 14, 2003. Cash was paid in lieu of fractional shares at the rate of $11.50 per share and amounted to $4.

On March 26, 2004, the Board of Directors declared a five percent stock dividend payable on April 23, 2004 to stockholders of record on April 9, 2004. Cash was paid in lieu of fractional shares at the rate of $17.00 per share and amounted to $6.

All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company’s common stock have been restated to reflect the increased number of shares outstanding.

Note #21 - Acquisition of Assets and Liabilities

On October 31, 2003, the Company acquired of 100 percent of the outstanding common shares of Hacienda Bank. The results of Hacienda Bank’s operations have been included in the consolidated financial statements since that date. Hacienda Bank is a community bank that offers a full range of commercial banking services and operates three branches in Santa Maria, California. As a result of the acquisition, the combined organization is expected to be able to offer customers a broader array of services and products.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #21 - Acquisition of Assets and Liabilities, Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition based upon third-party valuations of certain intangible assets:

At October 31,
2003
Cash and cash equivalents	$22,703
Interest-bearing deposits in other financial institutions	100
Investments and FHLB stock	2,374
Loans	51,878
Premises and equipment	2,834
Intangible assets	2,124
Goodwill	4,905
Other assets	901
Total Assets Acquired	87,819

Noninterest-bearing deposits	(17,456)
Interest-bearing deposits	(61,017)
Other liabilities	(644)
Net Assets Acquired	$8,702

The $2,124 of acquired intangible assets was assigned to core deposit intangibles that are subject to amortization and has an estimated average useful life of six years.

During 2004, the Company reduced the recorded goodwill by approximately $40 for the settlement of a contingent liability and the payment of additional merger expenses.

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

On June 28, 2004, Hacienda Bank merged with and into the Bank.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company)

Balance Sheets

	2004	2003
Assets
Cash	$293	$290
Federal funds sold	775	650
Total cash and cash equivalents	1,068	940
Prepaid and other assets	387	639
Property and premises	625	618
Investment in subsidiaries	43,533	41,944

Total Assets	$45,613	$44,141
Liabilities and Stockholders' Equity
Notes payable	$-	$3,500
Junior subordinated debentures	8,248	8,248
Other liabilities	115	105

Total Liabilities	8,363	11,853

Stockholders' Equity
Common stock	24,050	20,649
Retained earnings	13,200	11,639

Total Stockholders' Equity	37,250	32,288
Total Liabilities and
Stockholders' Equity	$45,613	$44,141

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company), Continued

Statements of Income

	2004	2003	2002
Income
Equity in undisbursed income of subsidiaries	$5,039	$3,943	$3,032
Interest income	21	21	16
Other	57	57	57
Total Income	5,117	4,021	3,105
Expense
Salary expense	75	77	71
Equipment expense	15	15	15
Other professional fees and outside services	130	56	28
Interest expense	517	449	384
Other	112	69	72
Total Expense	849	666	570
Total Operating Income	4,268	3,355	2,535

Income tax benefit	(316)	(241)	(204)

Net Income	$4,584	$3,596	$2,739

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands, except per share amounts)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company), Continued

Statements of Cash Flows

	2004	2003	2002
Cash Flows From Operating Activities
Net income	$4,584	$3,596	$2,739
Adjustments to Reconcile Net Income to Net Cash
Provided By/(Used in) Operating Activities
Depreciation	15	15	15
Increase in other assets	229	129	(48)
Increase in other liabilities	10	18	72
Undistributed income of subsidiaries	(5,039)	(3,943)	(3,032)
Net Cash Used In Operating Activities	(201)	(185)	(254)

Cash Flows From Investing Activities
Contribution to subsidiaries	-	(3,960)	(5,448)
Net Cash Used In Investing Activities	-	(3,960)	(5,448)

Cash Flows From Financing Activities
Cash dividends received	3,500	-	-
Cash paid in lieu of fractional shares	(6)	(4)	(6)
Increase/(decrease) in notes payable	(3,500)	3,500	(1,895)
Issuance of junior subordinated debentures	-	-	8,248
Proceeds from the sale of stock	-	67	-
Proceeds from the exercise of options	335	379	487
Net Cash Provided By
Financing Activities	329	3,942	6,834

Net Increase/(Decrease) in Cash
and Cash Equivalents	128	(203)	1,132
Cash and Cash Equivalents, Beginning of Year	940	1,143	11

Cash and Cash Equivalents, End of Year	$1,068	$940	$1,143

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

(b) During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

NONE
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Conduct, which applies to all employees, officers and directors of the Company and Bank. Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-B and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees, as indicated above. Our Code of Conduct is posted on our website at www.heritageoaksbancorp.com under the heading “Investor Relations - Governance Documents.” Any change to or waiver of the code of conduct (other than technical, administrative and other non-substantive changes) will be posted on the Company’s website or reported on a Form 8-K filed with the Securities and Exchange Commission. While the Board may consider a waiver for an executive officer or director, the Board does not expect to grant such waivers.

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

(10.12)	Form of Stock Option Agreement incorporated by reference from Exhibit 4b to Registration Statement on Form S-8 No. 333-31105 filed with the SEC on July 11, 1997.

(10.13)	Madonna Road Lease filed with the SEC in the Company’s 10KSB for the year ended December 31, 1997.

(10.14)	Santa Maria lease commencing November 1, 1998 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 1998.

(10.15)	Master data processing agreement with Mid West payment Systems, Inc. commencing October 1, 1998 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 1998.

(10.16)	Salary Continuation Agreement with Margaret A. Torres, filed with the SEC in the Company’s 10KSB Report for the year ended December 31, 1999.

(10.17)	Salary Continuation Agreement with Paul Tognazzini, filed with the SEC in the Company’s 10-KSB Report for the year ended December 31, 2001.

(10.18)	Atascadero Branch Lease entered into on March 31, 1999. filed with the SEC in the Company’s 10-KSB reported for the year ended December 31,1999.

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

(10.41)
Fifth Amendment to Service Bureau Processing Agreement dated June 19, 2004 between Fidelity Information Services, Inc. and Heritage Oaks Bank, filed with the SEC in the Company’s 10QSB for June 30, 2004.

(14)	Code of Ethics, filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2003.

(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiaries of the Company.

(23)	Consent of Independent Registered Accounting Firm

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

THE COMPANY

/s/ Lawrence P. Ward	/s/ Margaret A. Torres

LAWRENCE P. WARD President and Chief Executive Officer Dated: March 23, 2005	MARGARET A. TORRES Executive Vice Pres and Chief Financial Officer Dated: March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ B.R. Bryant	Chairman of the Board	March 23, 2005
B.R. BRYANT

/s/ Donald H. Campbell	Vice Chairman	March 23, 2005
DONALD H. CAMPBELL	of the Board of Directors

/s/ Kenneth Dewar	Director	March 23, 2005
KENNETH DEWAR

/s/ Mark C. Fugate	Director	March 23, 2005
MARK C. FUGATE

/s/ Dolores T. Lacey	Director	March 23, 2005
DOLORES T. LACEY

/s/ Merle F. Miller	Director	March 23, 2005
MERLE F. MILLER

/s/ Michael Morris	Director	March 23, 2005
MICHAEL MORRIS

/s/ Daniel J. O’Hare	Director	March 23, 2005
DANIEL J. O’HARE

/s/ Alex Simas	Director	March 23, 2005
ALEX SIMAS

/s/ Ole K. Viborg	Director	March 23, 2005
OLE K. VIBORG

/s/ Lawrence P. Ward	Director	March 23, 2005
LAWRENCE P. WARD

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

23	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002