Form 10KSB/A
period 2004-12-31
HERITAGE OAKS BANCORP
filed 2005-03-23
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statement of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to about present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations, changes in its stockholders equity, and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
January 21, 2005

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