Form 10-Q
period 2005-03-31
HERITAGE OAKS BANCORP
filed 2005-05-05
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

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

As of April 22, 2005 there were approximately 4,102,987 shares outstanding of the Registrant’s common stock.

TABLE OF CONTENTS

Part 1. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Part 2. Other Information

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Secuties and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Signatures

Certifications

Exhibits

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
	31-Mar-05	31-Dec-04
ASSETS	(Un-audited)	(1)
Cash and due from banks	$12,533	$13,092
Federal funds sold	31,420	5,775
Money market funds	-	3,000

Total cash and cash equivalents	43,953	21,867

Interest bearing deposits other banks	498	498

Securities Available for sale	53,097	57,394
Federal Home Loan Bank Stock, at cost	1,809	1,809
Loans Held For Sale	5,541	2,253
Loans, net	337,693	334,964

Property, premises and equipment, net	10,412	10,383
Cash surrender value life insurance	7,491	7,130
Deferred Tax Assets	2,140	1,918
Goodwill	4,865	4,865
Core Deposit Intangible	1,878	2,021
Other assets	2,694	2,910

TOTAL ASSETS	$472,071	$448,012
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$168,598	$143,455
Savings, NOW, and money market deposits	162,767	166,015
Time deposits of $100 or more	15,035	18,034
Time deposits under $100	46,041	42,937
Total deposits	392,441	370,441

FHLB advances and other borrowed money	28,500	28,500
Securities Sold under Agreement to Repurchase	732	766
Junior subordinated debentures	8,248	8,248
Other liabilities	3,451	2,807
Total liabilities	433,372	410,762

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
4,102,987 and 4,008,840 for March 31, 2005
and December 31, 2004, respectively.	28,352	24,050
Retained earnings	10,533	13,053
Accumulated other comprehensive income	(186)	147
Total stockholders' equity	38,699	37,250
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$472,071	$448,012

(1) These numbers have been derived from the audited financial statements.
See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
(in thousands except per share date)	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$6,122	$4,834
Investment securities	553	590
Federal funds sold and commercial paper	70	71
Time certificates of deposit	3	3
Total interest income	6,748	5,498
Interest Expense:
Now accounts	21	5
MMDA accounts	213	122
Savings accounts	17	23
Time deposits of $100 or more	82	61
Other time deposits	231	242
Other borrowed funds	421	438
Total interest expense	985	891

Net Int. Income Before Prov. for Possible Ln. Losses	5,763	4,607
Provision for loan losses	180	170
Net interest income after provision for loan losses	5,583	4,437

Non-interest Income:
Service charges on deposit accounts	539	510
Gain on Sale of SBA Loans	34	-
Other income	559	526
Total Non-interest Income	1,132	1,036

Non-interest Expense:
Salaries and employee benefits	2,248	2,046
Occupancy and equipment	612	635
Other expenses	1,563	1,419
Total Noninterest Expenses	4,423	4,100
Income before provision for income taxes	2,292	1,373
Provision for applicable income taxes	875	497
Net Income	$1,417	$876

Earnings per share: See Note #4
Basic	$0.35	$0.22
Fully Diluted	$0.33	$0.20
See notes to condensed financial statements

Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)
	Three Month Period
	Ended March 31,
	2005	2004
Net Income	$1,417	$876
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	(554)	462
Reclassification adjustments for (gains) included in net income	-	-
Other comprehensive income (loss), before taxes	(554)	462
Income tax expense (credit) related to itemes in comprehensive income	221	(185)
Other Comprehensive Income (Loss), Net of Taxes	(333)	277
Comprehensive Income	$1,084	$1,153

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)	Periods ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,417	$876
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	229	231
Provision for possible loan losses	180	170
Amortization of premiums/discounts on investment securities, net	72	71
Amortization of intangible assets	143	105
(Increase)/decrease in loans held for sale	(3,288)	(1,284)
Net increase in cash surrender value of life insurance	(61)	(69)
(Increase)/decrease in other assets	216	214
Decrease in other liabilities	644	120
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(448)	434
Cash Flows From Investing Activities
Purchase of securities available-for-sale	-	(532)
Purchase of mortgage backed securities available-for-sale	-	(3,078)
Proceeds from principal reductions and maturities of securities available-for-sale	-	500
Proceeds from principal reductions and maturities of mortgage backed securities available-for-sale	3,670	2,999
Net change in FHLB and FRB stock	-	(310)
Purchase of life insurance policies	(300)	-
Increase in loans, net	(2,909)	(19,671)
Purchase of property, premises and equipment, net	(258)	(520)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	203	(20,612)
Cash Flows From Financing Activities
Increase in deposits, net	$22,000	$5,353
Net increase/(decrease) in other borrowings	(34)	(71)
Proceeds from exercise of stock options	365	63
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,331	5,345
Net Increase/(Decrease) in Cash and Cash Equivalents	22,086	(14,833)
Cash and Cash Equivalents, Beginning of year	21,867	77,114
Cash and Cash Equivalents, End of period	$43,953	$62,281

Supplemental Disclosures of Cash Flow Information
Interest paid	$627	$486

See notes to condensed financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
March 31, 2005 and March 31, 2004
(Unaudited)
( in thousands except shares outstanding)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income/(Loss)	Equity
		(in thousands)
Balance January 1, 2005	3,817,943	$24,050	$13,053	$147	$37,250
Exercise of Stock Options	89,664	365	-		365
Stock dividend- 5% to be distributed April 22, 2005	195,380	3,937	(3,937)		-
Comprehensive Income
Net Income			1,417		1,417
Unrealized Security Holding Gains (net of $221 tax )				(333)	(333)
Total other comprehensive Income					1,084
Balance March 31, 2005	4,102,987	$28,352	$10,533	$(186)	$38,699

				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income/(Loss)	Equity
		(in thousands)
Balance January 1, 2004	3,604,497	$20,649	$11,541	$98	$32,288
Exercise of Stock Options	9,601	63			63
5% Stock Dividend distributed	180,301	3,065	(3,065)		-
April 23, 2004
Comprehensive Income
Net Income			876		876
Unrealized Security Holding Losses (net of $185 tax )				277	277
Total other comprehensive Income					1,153
Balance March 31, 2004	3,794,399	$23,777	$9,352	$375	$33,504

Note 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statement of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-KSB.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust I is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts in the consolidated financial statements for the year ended December 31, 2004 and the three month period ended March 31, 2004 may have been reclassified to conform to the presentation of the consolidated financial statement in 2005.

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2. INVESTMENT SECURITIES

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debit and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at March 31, 2005 and
December 31, 2004 :

March 31, 2005		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,843	$2	$(34)	$1,811
Mortgage-backed securities	38,868	50	(508)	38,410
Obligations of State and Political Subdivisions	12,687	306	(126)	12,867
Other Securities	9	-	-	9
TOTAL	$53,407	$358	$(668)	$53,097

December 31, 2004		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,868	$5	$(30)	$1,843
Mortgage-backed securities	42,622	181	(239)	42,564
Obligations of State and Political Subdivisions	12,651	413	(86)	12,978
Other Securities	9	-	-	9
TOTAL	$57,150	$599	$(355)	$57,394

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:

	March 31,	December 31,
(in thousands)	2005	2004

Commercial, financial, and agricultural	$53,786	$49,584
Real estate-construction	63,232	66,833
Commercial real estate	220,080	217,473
Installment loans to individuals	5,157	5,538
All other loans (including overdrafts)	299	265
	342,554	339,693

Less - deferred loan fees, net	(1,466)	(1,482)
Less - reserve for possible loan losses	(3,395)	(3,247)

Total loans	$337,693	$334,964

Loans Held For Sale	$5,541	$2,253

Concentration of Credit Risk
At March 31, 2005, approximately $283.3 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At March 31, 2005, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $16.5 million and un-disbursed loan commitments in the approximate amount of $138 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	March 31,	December 31,
	2005	2004

Balance at beginning of year	$3,247	$3,070
Additions charged to operating expense	180	410
Loans charged off	(32)	(236)
Recoveries of loans previously charged off	0	3
Balance at end of year	$3,395	$3,247

The Bank recognized that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate collectability of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the first quarter of 2005 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was 1.01% as of March 31, 2005 and .97% as of December 31, 2004. Management believes that the allowance for credit losses at March 31, 2005 is prudent and warranted, based on information currently available.
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

On March 25, 2005, the Company’s Board of Directors declared a 5% stock dividend. The record date for the stock dividend was April 8, 2005 and the pay date was April 22, 2005.

Share information has been retroactively adjusted for such 5% stock dividend.

The following table shows the number of shares used to calculate and the earnings per share for the three months ending March 31, 2005 and 2004:

	EPS
	For the Three Months Ending
	31-Mar-05	31-Mar-04
Net Income	$1,417,386	$875,517
Basic	$0.35	$0.22
Diluted	$0.33	$0.20
Shares:
Basic	4,053,900	3,980,382
Diluted	4,305,622	4,282,901

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended
(in thousands except per share data)	31-Mar-05	31-Mar-04
Net income:
As reported	$1,417	$876
Stock-based compensation using the intrinsic value method	-	-
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(48)	(23)
Pro forma net income	$1,369	$853

Weighted Average Shares Outstanding - Basic	4,054	3,980
Weighted Average Shares Outstanding - Diluted	4,306	4,283

Basic Earnings per share
As reported	$0.35	$0.22
Pro forma	$0.34	$0.21

Earnings per share - assuming dilution
As reported	$0.33	$0.20
Pro forma	$0.32	$0.20

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Corporation on January 1, 2005. In December 2004, the FASB issued SFAS No. 123 (revised 2004). “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the SEC announced that public companies will not be required to adopt SFAS 123(R) , which provides for stock option expensing, until their first fiscal year beginning after June 15, 2005. The Company has not determined if the adoption of this standard will have a material impact on its financial statements.

In January 2003, the FASB issued the Emerging Information Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors (“EITF 03-1”), and in March 2004, FASB issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. The March 2004 update to EITF 03-1 includes application guidance as to the determination of impairment, disclosures required by an impairment, and guidance for the transition period and effective dates of disclosure requirements. In March 2004, the FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF Issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases. The comment deadline for the proposed FSPs was October 29, 2004, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b, which could be as early as November 2004. The 45-day comment period on FSP EITF 03-1-a ended October 29, 2004. The FASB staff reviewed the comments and identified the issues of most concern to respondents. The Board will consider adding a project to its agenda to converge its impairment models for financial instruments with the FASB’s impairment models at its April 21, 2005 joint meeting with the IASB. Such a project, if added to the Board’s agenda, could have an impact on the Board’s deliberations on FSP EITF 03-1-a. Therefore, the FASB staff has deferred asking the Board to deliberate the staff’s comment letter analysis and its recommendations based on that analysis until the Board decides whether to add a convergence project for the impairment of financial instruments. The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At March 31, 2005, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Note 6. Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism. (Refer to the Company’s December 31, 2004 10-KSB, ITEM 1. Description of Business-Factors that May Affect Future Results of Operations.) The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending March 31, 2005 and 2004. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

On October 31, 2003, the Company acquired Hacienda Bank and on June 28, 2004, Hacienda Bank was merged with and into the Bank.

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

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-KSB (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Executive Summary and Recent Developments

The table below provides selected financial data that highlights the Company’s quarterly performance results:

SELECTED FINANCIAL DATA
For the Quarter Ended,

	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05

Return on Average Assets	0.99%	0.82%	1.02%	1.06%	1.18%	1.24%

Return on Average Equity	13.59%	10.60%	13.62%	13.62%	14.77%	14.74%

Return on Average Tangible Equity	15.89%	13.54%	17.25%	17.07%	18.18%	17.91%

Average Equity to Average Assets	6.76%	7.69%	7.58%	7.78%	6.76%	8.40%

Net Interest Margin	4.85%	4.71%	4.87%	5.15%	5.40%	5.55%

Efficiency Ratio*	68.94%	72.65%	68.55%	67.36%	67.64%	64.14%

Average Loans to Average Deposits	81.74%	80.10%	80.63%	80.88%	85.65%	92.82%

Net Income	$975	$876	$1,162	$1,193	$1,353	$1,417

Earnings Per Share:
Basic	$0.26	$0.22	$0.30	$0.30	$0.33	$0.35
Diluted	$0.24	$0.20	$0.28	$0.28	$0.31	$0.33
Outstanding Shares:
Basic	3,743,258	3,980,382	3,987,361	3,999,395	4,007,309	4,053,900
Diluted	4,033,538	4,282,901	4,271,621	4,279,079	4,306,783	4,305,622

*The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

Certainly, one of the Company’s most notable recent events was the acquisition of Hacienda Bank that took place on October 31, 2003. This acquisition was the culmination of many years effort to have a greater presence in the city of Santa Maria. In reviewing market share data (provided by the FDIC as of June every year) within the Company’s primary service area of San Luis Obispo and Northern Santa Barbara counties, it was very clear that the city of Santa Maria with 28% of the total deposit base provided opportunity for growth. In order to obtain more market share, the Company needed a greater presence than the existing one branch office that was opened in 1999. The Company views this acquisition as a positive step to enhancing market share and shareholder return. Initially, the Company anticipated that the acquisition would be accretive to earnings in the fourth quarter of 2004. However, the acquisition became accretive to diluted earnings per share for the three months ending June 30, 2004 and subsequent quarters.

In 1999, Heritage put into action a Corporate Culture Survey that allows employees to respond anonymously to nearly 100 questions regarding communication, training, management effectiveness and many other pertinent areas. This survey is conducted annually during the fourth quarter. The results of the survey provide Senior Management and the Board with information that assists in future endeavors to address areas where there is an opportunity to improve. During the past five years, the overall “rating” has shown measured improvement. Senior Management and the Board of Directors consider this to be one of the most important achievements for the Company.

The Company continues to focus on increased market share in each city within its primary market area. In 2002, marketing plans were initiated to reach the long term goal of at least a pro rata share of deposits in each market. Measured calling programs for both lending and operational staff have been implemented utilizing among other resources a Customer Relationship Management (CRM) system. While competition remains robust in the Central Coast with numerous independent banks headquartered here and the typical plethora of major financial institutions, the Company believes that our unique corporate culture that concentrates on our staff will ultimately be our best tool to accomplish our market share goals. From June 1998 to June 2004, the Company’s market share in San Luis Obispo County grew from 5.9% to 7.5%. This growth represented a move from the eighth position among fifteen other commercial banks to fourth among fourteen commercial banks. The Compound Annual Growth Rate (CAGR) for the company over a ten year period (1994 through 2004) was 20.6% compared to a CAGR of 6.4% for total deposits in San Luis Obispo County.

In July 2003, the Bank purchased a property immediately adjacent to its Headquarters facility. It is the intention to build approximately 20,000 square feet of office space to house all administrative functions of the Company. Completion of the project was originally anticipated to be sometime during the fourth quarter of 2005; however, recent weather conditions have pushed this out until February 2006.

On September 27, 2004, the Company commenced trading under the symbol HEOP on the Nasdaq SmallCap Market.

In early October 2004, the Bank began the process of converting the previous Hacienda Bank computer systems and changing the name from Hacienda Bank, a Division of Heritage Oaks Bank to the Bank’s. The computer conversion took place on March 4, 2005. At that same time, the Bank relocated its original branch office in Santa Maria to one of the acquired branch locations. These two branch offices were located within one mile of one another. The Bank is in the process of sub-leasing the vacated facility. The underlying lease expires in October 2008.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled 258,200 and 85,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Through the late 1990’s and into the year 2000, production of new vineyard land led to an over capacity of wine grapes. By the end of 2000, excess production of wine grapes led to a decrease in the processing of grapes sold and in some cases, the inability of farmers to sell grapes at prices necessary to break even. Wineries, on the other had, were able to purchase grapes at existing contract prices and in some cases, below contract prices. In situations where wineries purchased grape inventories at existing contract prices, wineries demanded that farmers thin crop level, thereby producing a product of extremely high quality.

Over the past two years, the number of premium wine producers in the Paso Robles appellation has more than doubled. Paso Robles wines have continually achieved high recognition for outstanding quality and in 2003 Forbes Magazine recognized the area as the next “Napa Valley.”

The Bank recognized in 2000 that the farming end of the wine industry held the highest level of risk and that the increased levels of grape production would negatively impact commodity prices for the growers. At that time, the Bank strategically moved its portfolio of vineyard development loans out of the Bank’s portfolio and into the Farmer Mac government guaranteed program. As a result of this strategy, the Bank now has a very small and manageable portfolio of vineyard development loans amounting to approximately $1.7 million at March 31, 2005. In the opinion of Management, another negative turn in the wine grape industry is expected to have very little impact on the overall risk of the Bank’s loan portfolio.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2004 Annual Report, Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which was filed on Form 10-KSB.

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

Goodwill and Other Intangible Assets
As discussed in the 2004 Annual Report, Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value. The Company determined that there was no impairment at December 31, 2004.

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended March 31, 2005 of $1.4 million compared to $876 thousand during the same period in 2004. This represents an increase of 62%. Basic earnings per share for the three months ended March 31, 2005 and March 31, 2004, were $.35 and $.22, respectively. Diluted earnings per share for the three months ended March 31, 2005 and March 31, 2004, were $.33 and $.20, respectively.

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

The table below sets forth changes for the three months ended March 31, 2005 compared to the same period in 2004 in regard to volume and rate associated with interest earning assets and interest bearing deposits.

Analysis of Changes in Net Interest Income

	Three months ended
	March 31. 2005 over 2004
	Volume	Rate	Total
Interest income:
Loans (1)	$1,020	$268	$1,288
Investment securities taxable	(50)	-	(50)
Investment securities non-taxable (2):	33	(13)	20
Taxable equivalent adjustment (2):	(11)	4	(7)
Interest-bearing deposits	-	-	-
Federal funds sold	(1)	-	(1)
Net increase (decrease)	991	259	1,250
Interest expense:
Savings, now, money market	(13)	114	101
Time deposits	2	8	10
Other borrowings	7	(46)	(39)
Long term borrowings	-	22	22
Net increase (decrease)	(4)	98	94
Total net increase (decrease)	$995	$161	$1,156

(1) Loan fees of $353 and $220 for the three months ended March 31, 2005 and 2004, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The tables below sets forth changes from March 31, 2004 to March 31, 2005 for average interest earning assets and their respective average yields. The Company was able to grow the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. The growth in the loan portfolio was achieved under the Company’s established Loan Policy. The average yield on loans improved by 36 basis points due to action by the Federal Reserve Bank of raising rates by 175 basis points from June 2004 through March 2005. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

The tax-exempt portion of the investment portfolio also increased, however, it experienced a 21 basis point decrease in average yield. At March 31, 2005, the tax equivalent yield was 6.97% compared to 6.99% for the same period in 2004. The Company has significant room to grow in tax-exempts before bumping up against the Alternative Minimum Tax issue with the IRS. The taxable investment portfolio gained in average yield due to extension caused by rising rates. Taxable investment securities decreased due to regular principal reductions on Mortgage Backed Securities (MBS). There were no securities purchased during the first three months of 2005.

	Average Balance
	for three months ending
(in thousands)	March 31,
Interest Earning Assets:	2005	2004	$ Variance	% Variance
Time deposits with other banks	$1,998	$498	$1,500	301.20%
Investment securities taxable	44,483	47,219	(2,736)	-5.79%
Investment securities non-taxable	13,062	11,144	1,918	17.21%
Federal funds sold	11,630	30,157	(18,527)	-61.44%
Loans	344,499	286,473	58,026	20.26%
Total interest earning assets	$415,672	$375,491	$40,181	10.70%

	Average Yield
	for three months ending
	March 31,
Interest Earning Assets:	2005	2004	Variance
Time deposits with other banks	0.60%	2.41%	-1.81%
Investment securities taxable	3.70%	3.91%	-0.21%
Investment securities non-taxable	4.32%	4.59%	-0.27%
Federal funds sold	2.41%	0.94%	1.47%
Loans	7.11%	6.75%	0.36%

Total interest earning assets	6.49%	5.86%	0.63%

From June 2004 through March 2005, the Federal Reserve Bank increased rates by a total of 175 basis points. Due to the asset sensitive nature of the Company’s balance sheet, these increases, coupled with the Company’s substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, are the primary factors for the increase in net interest margin.

The tables below sets forth changes from March 31, 2004 to March 31, 2005 for average interest bearing liabilities and their respective average rates paid.

	Average Balance
	for three months ending
(dollars in thousands)	March 31,
Interest -bearing liabilities:	2005	2004	$ Variance	% Variance
Savings/NOW/money market	$165,675	$153,736	$11,939	7.77%
Time deposits	60,721	74,387	$(13,666)	-18.37%
Other borrowings	36,674	32,414	$4,260	13.14%
Long Term Debt	8,248	8,248	$-	0.00%

Total interest-bearing liabilities	$271,318	$268,785	$2,533	0.94%

	Average Yield
	for three months ending
	March 31,
Interest -bearing liabilities:	2005	2004	Variance
Savings/NOW/money market	0.61%	0.39%	0.22%
Time deposits	2.06%	1.63%	0.43%
Other borrowings	3.24%	4.15%	-0.91%
Long Term Debt	6.01%	4.95%	1.06%

Total interest-bearing liabilities	1.45%	1.33%	0.12%

The Company continues to enjoy a low cost of funds, specifically in regard to interest bearing deposits. The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years. While this remains Management’s main objective, in February 2005 the company implemented a Time Deposit/Money Market promotion to run for a period of approximately 60 days. This was done to provide appropriate liquidity for current and anticipated loan funding. This will likely result in an increase in interest bearing deposits as well as an increase in deposit costs over the next few months.

The Company was able to increase the Net Interest Margin as the result of an increase of 63 basis points in average yield on average interest earning assets while the average yield on average interest earning liabilities increased by only 12 basis points. The projected change in Net Interest Margin as a result of the Time Deposit/ Money Market promotion is anticipated to be minimal since borrowing with the FHLB, currently at an average yield of 3.47% will mature in April 2005. At the time of maturity, Management will determine how much, if any new FHLB borrowing will be necessary.

Average Balance Sheet Information for the three months ended March 31,
(in thousands)
		2005			2004
	Average	Yield/		Average	Yield/	Amount
Interest Earning Assets:	Balance	Rate	Interest	Balance	Rate	Interest
Interest Bearing Dep with other Banks	$1,998	0.60%	$3	$498	2.41%	$3
Investment securities taxable	44,483	3.70%	412	47,219	3.91%	462
Investment securities non-taxable	13,062	4.32%	141	11,144	4.59%	128
Federal funds sold	11,630	2.41%	70	30,157	0.94%	71
Loans (1) (2)	344,499	7.11%	6,122	286,473	6.75%	4,834
Total interest earning assets	415,672	6.49%	6,748	375,491	5.86%	5,498
Allowance for possible loan losses	(3,326)			(3,145)
Other assets	45,547			57,408
TOTAL ASSETS	$457,893			$429,754
Interest -bearing liabilities:
Savings/NOW/money market	165,675	0.61%	251	153,736	0.39%	150
Time deposits	60,721	2.06%	313	74,387	1.63%	303
Other borrowings	36,674	3.24%	297	32,414	4.15%	336
Long Term Debt	8,248	6.01%	124	8,248	4.95%	102
Total interest-bearing liabilities	271,318	1.45%	985	268,785	1.33%	891

Demand deposits	144,718			125,594
Other liabilities	3,396			2,329
Stockholders' equity
Common stock	25,603			20,702
Retained earnings	12,721			12,125
Valuation Allowance Investments	137			219
Total stockholders' equity	38,461			33,046
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$457,893			$429,754
Net Interest Income			$5,763			$4,607
Net Interest Margin (3)		5.55%			4.91%

(1)	Nonaccrual loans have been included in total loans.

(2)	Loan fees of $353 and $220 for 2005 and 2004, respectively, have been included in the interest income computation.

(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.

Non-Interest Income

The table below sets forth changes for the three months ending March 31, 2005 to March 31, 2004 for non-interest income.

Non-Interest Income Components
	For Three Months Ended
	March 31,
( in thousands)	2005	2004	$ Variance	% Variance
Service Charges on Deposit Accounts	$539	$510	$29	5.69%
ATM/Debit Card Transaction/Interchange Fees	148	125	$23	18.40%
Bancard	31	25	$6	24.00%
Mortgage Origination Fees	197	179	$18	10.06%
Earnings on Cash Surrender Value Life Ins	72	80	$(8)	-10.00%
Gain on Sale SBA Loans	34	45	$(11)	-24.44%
Other	111	72	39	54.17%
TOTAL	$1,132	$1,036	$96	9.27%

Increases in Service Charges on Deposit Accounts and ATM/Debit Card related transactions were favorably impacted by the 17% growth in Demand Deposits over a one year period.

Non-Interest Expenses

The tables below set forth changes for the three months ending March 31, 2005 to March 31, 2004 for non-interest expense.

Non-Interest Expense Components
	For Three Months Ended
	March 31,
( in thousands)	2005	2004	$ Variance	% Variance
Salaries and Employee Benefits	$2,248	$2,046	$202	9.87%
Occupany and Equipment	612	635	$(23)	-3.62%
Data Processing	579	476	$103	21.64%
Advertising and promotional	127	169	$(42)	-24.85%
Regulatory fees	25	30	$(5)	-16.67%
Other professional fees and outside services	119	144	$(25)	-17.36%
Legal fees and other litigation expense	37	15	$22	146.67%
Loan Department Costs	42	35	$7	20.00%
Stationery and supplies	86	91	$(5)	-5.49%
Director fees	48	58	$(10)	-17.24%
Core Deposit Intangible Amortization	143	105	$38	36.19%
Other	357	296	61	20.61%
	$4,423	$4,100	$323	7.88%

Salary/Related Expense
Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three months ending March 31, 2005 and 2004. Approximately half of the increase is due to the increased bonus accrual as the result of the outstanding record earnings for the first quarter of 2005..

Data Processing Expense
Approximately 58% of the change in this category is the result of the increase in Escrow Accounting costs related to three long-time deposit customers of the Bank. The remainder of the change is attributable to 1) increased correspondent bank fees as the result of converting to explicit float thereby creating greater daily liquidity and 2) increased account activity and associated data processing costs.

Provision for Income Taxes

The provision for income taxes was 38.2% and 36.2% of net pre-tax income for the three months ending March 2005, and 2004, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $448.0 million at December 31, 2004 compared to $472.1 million at March 31, 2005. This represents an increase of $24.1 million or 5.0%.

Loans

The table below sets forth changes from December 31, 2004 to March 31, 2005 for the composition of the loan portfolio.

	March 31,	December 30,
	2005	2004	$Variance	%Variance
(in thousands)
Commercial, financial, and agricultural	$53,786	$49,584	4,202	8.47%
Real estate-construction	63,232	66,833	(3,601)	-5.39%
Commercial real estate	220,080	217,473	2,607	1.20%
Installment loans to individuals	5,157	5,538	(381)	-6.88%
All other loans (including overdrafts)	299	265	34	12.83%
	342,554	339,693	2,861	0.84%

Less - deferred loan fees, net	(1,466)	(1,482)	16	-1.08%
Less - reserve for possible loan losses	(3,395)	(3,247)	(148)	4.36%

Total loans	$337,693	$334,964	$2,729	0.81%

Loans Held For Sale	$5,541	$2,253	$3,288	145.94%

While gross loans grew by less than 1% in the first quarter of 2005, commitments outstanding, specifically in regard to construction loans, continue to remain robust. During the first quarter of 2005, there were numerous construction projects that were completed resulting in either 1) the sale of the properties and pay-downs on the outstanding loans or 2) conversion to mini-perm commercial real estate loans. In addition, commercial real estate loans experienced some early pay-off activity during the first quarter. Most of this activity was the result of customers selling properties to out of the area borrowers who chose out of the area lenders offering rates and terms with which we did not wish to compete.

The increase in commercial, financial and agricultural loans is attributed primarily to draws on existing and new lines of credit.

The decrease in real estate-construction loans can be attributed to two large construction projects converting to amortizing mini-perms, to two large condo/single family construction projects completed and homes sold and to several construction loans paid off by other lenders. Several new construction loans and funding of existing construction projects also occurred during the first quarter. New loans include a retail/office building for $1.4 million, additions to a strip center for $2.2 million, a restaurant/wine shop for $1.7 million, a retail/office building for $4.2 million, a motel addition for $4.3 million, a gas station for $1 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The Bank presently has a concentration of loans in construction/land in the amount of $63 million which represents 152% of the Bank’s Total Risk Based capital. At March 31, 2005 there were 78 construction loans with outstanding balances and remaining commitments of approximately $44 million and $34 million, respectively. The single largest construction loan has a commitment amount of approximately $4.8 million with a balance of approximately $1.7 million at March 31, 2005. This is an apartment complex on the outskirts of Santa Maria, Ca. At March 31, 2005, there were 50 land loans with balances of approximately $18.8 million. The single largest land loan accounts for approximately $2.1 million of the total and is for a single family home tract development. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.

The increase in commercial real estate loans is attributed to several of the construction loans moving into amortizing loans and new commercial property loans including an office/warehouse building for $2.1 million, a hotel for $4.3 million and a commercial warehouse for $2.7 million.

Hotel loans are once again considered to be a concentration due to a large new loan and increases in existing loans for expansion/improvements. Hotel loans presently total $42.4 million, up $5.8 million from 2004 year end, which represents 103% of the Bank’s Total Risk Based capital. At March 31, 2005, there were 31 motel loans. The single largest loan with a balance of approximately $4.3 million, was made to an upscale resort hotel located in Avila Beach, Ca. The hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed. The Bank had one out of area hotel participation loan that was in default. This loan, in the original amount of $1 million, was paid down by $900 thousand in April 2004 and the remaining $95 thousand charged off. A small recovery of $1 thousand was received with no further payment expected.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for the expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds have been deposited with the Bank with $5.1 million remaining. These funds are being used for capital improvements to the assisted living facility. The letter of credit will expire in September 2007.

Construction loan demand for both single family and commercial real estate was strong during 2004 and has continued during 2005. Area home prices continue to increase however they remain considerably lower than the metropolitan areas to our North and South. Low mortgage rates and a multitude of financing options (interest only mortgages, 40 year loans, etc.) have kept many in the market. The continued availability of land for subdivision use also continues to drive the market.

Business properties are also in demand with low vacancies and favorable loan rates. Commercial property values and rental rates increased substantially during 2004. Investors, many seeking exchange properties, continue to seek properties in our market area. The Bank expects to experience continued growth in commercial real estate loans during 2005.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At March 31, 2005, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank’s provision for loan losses was $180,000 for the first quarter of 2005, compared to $170,000 for the same period 2004. The provision amount is based on the Bank’s monthly allowance for loan losses calculation including current plans for recovery collection.

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

If a loan’s credit quality deteriorates to the point that collection of principal is believed by management to be doubtful and the value of collateral securing the obligation is sufficient, the Bank generally takes steps to protect and liquidate the collateral. Any loss resulting from the difference between the loan balance and the fair market value of the property is recognized by a charge to the reserve for loan losses. When the property is held for sale after foreclosure, it is subject to a periodic appraisal. If the appraisal indicates that the property will sell for less than its recorded value, the Bank recognizes the loss by a charge to non-interest expense.

Loans on non-accrual status totaled $0.9 million and $0.5 million at December 31, 2004 and March 31, 2005, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $126 thousand and $24 thousand for the period ended December 31, 2004 and March 31, 2005, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. Non-performing loans totaled $0.9 million at December 31, 2004 and $0.5 million at March 31, 2005. There were no loans past due 90 days or more and still accruing interest at March 31, 2005.

Non-performing loans were .20% and .10% of total assets as of December 31, 2004 and March 31, 2005, respectively. The allowance for loan loss to non-performing loans was 3.6x and 6.8x at December 31, 2004 and March 31, 2005, respectively.

Total Cash and Due from Banks

Total cash and due from banks were $13.1 million and $12.5 million at December 31, 2004 and March 31, 2005, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth changes from December 31, 2004 to March 31, 2005 for the composition of other earning assets. Interest bearing deposits with other financial institutions decreased by $3 million due to the return of funds which were previously placed in a short term (14 days) pool of money market accounts. Fed Funds Sold have increased due to 1) the return of the $3 million in money market accounts, 2) 6% deposit growth, including $23.1 million growth in three volatile deposit relationships, 3) a decrease in the Investment Portfolio and 4) a 1% increase in the Loan Portfolio.

COMPOSITION OF OTHER EARNING ASSETS

	March 31,	December 31,
	2005	2004	$ Variance	% Variance
(in thousands)
Federal Home Loan Bank, and other stock	$1,810	$1,809	$1	0.06%

Available-for-Sale Investments	53,097	57,394	$(4,297)	-7.49%

Federal Funds Sold	31,420	5,775	$25,645	444.07%

Interest Bearing Deposits other fin inst.	498	3,498	(3,000)	-85.76%

Total Other Earning Assets	$86,825	$68,476	$18,349	26.80%

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an asset/liability committee that develops current investment policies based upon its operating needs and market circumstance. The Bank’s investment policy is formally reviewed and approved annually by the board of directors. The asset/liability committee of the Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Bank’s boards of directors on a regular basis.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2004, net unrealized gains in the portfolio were $147 thousand compared to a net unrealized loss of $186 thousand at March 31, 2005. This change in market value was driven by FRB action of raising rates starting in June 2004. The portfolio decreased in size due to principle reductions on Mortgage Backed Securities.

At March 31, 2005, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2004 to March 31, 2005 for the composition of deposit categories.

	March 31,	December 31,
(in thousands)	2005	2004	$Variance	%Variance
Deposits:
Demand, non-interest bearing	$168,598	$143,455	25,143	17.53%
Interest bearing demand	54,458	60,256	(5,798)	-9.62%
Savings	34,275	36,232	(1,957)	-5.40%
Money market	74,034	69,527	4,507	6.48%
Time deposits of $100 or more	15,035	18,034	(2,999)	-16.63%
Time deposits under $100	46,041	42,937	3,104	7.23%
Total deposits	$392,441	$370,441	$22,000	5.94%

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

For the Company, at March 31, 2005, non-interest bearing demand deposits provide 43% of total deposits compared to 38.7% at December 31, 2004. The Bank has three deposit relationships that it considers to be volatile. These deposits are held by three, long time customers of the Bank that engage in mortgage related activities. The volatile nature of these relationships was evidenced by an increase of $23.1 million in these account balances from December 31, 2004 to March 31, 2005. As a percentage of total deposits, these accounts represented 13.6% at December 31, 2004 compared to 18.7% at March 31, 2005. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $377.4 million represented 96.2% of total deposits at March 31, 2005. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. As discussed in the paragraph below, at March 31, 2005, the Company had a zero balance outstanding on this loan. The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At March 31, 2005, the interest rate on the note was 5.75% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators.

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

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At March 31, 2005, the Bank had borrowings with the FHLB of $9.5 million and $19 million collateralized by loans and securities, respectively. The $28.5 million in borrowing matures in April 2005. At maturity, Management will assess balance sheet needs and determine how much if any and at what term it will borrow from the FHLB. On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.

At March 31, 2005, the Bank has a remaining borrowing capacity with existing collateral of approximately $71.2 million and $1.2 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $766 thousand in securities sold under repurchase agreements at December 31, 2004 compared to $732 thousand at March 31, 2005.

Capital

The Company's total stockholders equity was $37.2 million at December 31, 2004 compared to $38.7 million at March 31, 2005. The increase in capital was due to net income of $1,417 thousand, stock options exercised in the amount of $365 thousand, and a decrease in accumulated other comprehensive income of $333 thousand.

On March 25, 2005 the Board of Directors of the Company announced a 5% stock dividend to shareholders of record on April 8, 2005 that will be distributed on April 22, 2005. The Consolidated Statements of Stockholders’ Equity found under “Item 1. Financial Statements” in this document reflects the 5% stock dividend.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 6.00% as of March 31, 2005. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

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

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At March 31, 2005, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Management believes that organic growth in 2005 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At March 31, 2005, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately six quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $1.8 million at March 31, 2005.

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

Summarized below are the Company’s and the Bank’s capital ratios at March 31, 2005.

	Regulatory Standard
	Adequately	Well	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	8.77%	8.35%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.10%	9.55%

Total Risk Based Captial Ratio	8.00%	10.00%	11.00%	10.44%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $7 million. At March 31, 2005, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of approximately $72.4 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2004, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 12.7% compared to 18.0% at March 31, 2005. The ratio of net loans to deposits, another key liquidity ratio, was 90.4% at December 31, 2004 compared to 86.0% at March 31, 2005.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation during the three-year period ended March 31, 2005 has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates creating in the decreasing rate environment a narrowing of the net interest margin and in the increasing rate environment for the past four quarters, a widening of the net interest margins. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 10 of the Company’s consolidated financial statements contained in Item 7 of Part II of the Company’s December 31, 2004 10-KSB.

In the ordinary course of business, the Bank is a party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 5 of the Company’s consolidated financial statements contained in Item 7 of Part II of the Company’s December 31, 2004 10-KSB.

In connection with the $8.2 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $8 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Northern Santa Barbara County and San Luis Obispo County, California, are subject to risks associated with the local economy.

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest-earning assets re-price differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.  Management believes historically it has effectively managed the effect of changes in interest rates on its operating results.  Management believes that it can continue to manage the short-term effect of interest rate changes under various interest rate scenarios.

Management employs the use of an Asset Liability Management software that is used to measure the Bank’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Bank’s interest sensitivity. Based on the results of this model, management believes the Bank’s balance sheet is “asset sensitive”. This means the Company expects (all other things being equal) to expand its net interest income if rates rise and expects it conversely to contract if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Bank’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s March 31, 2005 balances indicate that the net interest income at risk over a one year time horizon for a 1%, 2% and 3% rate increase and 1% rate decrease are within the Company’s policy guidelines for such changes.

(dollars in thousands)
	Shock Rate Scenarios
	-1.0%	Base	+1.0%	+2.0%	+3.0%
Net Interest
Income (NII)	$22,634	$24,013	$25,546	$27,134	$28,733

$ Change from Base	$(1,379)	$-	$1,533	$3,121	$4,720

% Change from Base	-5.74%	0.00%	6.38%	13.00%	19.66%

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income, therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows Management’s estimate of how the loan portfolio is broken out between variable-daily, variable-daily but at floor, variable at various time lines and fixed rate loans.  It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and re-price.

(dollars in thousands)
		% of
Loans	Balance	Total
Variable-Daily	$149,168	44%
Variable-Daily with
Floor*	9,621	3%
Variable every 3 months	7,133	2%
Variable > 3 months	119,604	35%
Fixed	57,029	17%
Total Gross Loans	$342,555	100%

*Variable Loans with Floors
Coming off
Rate Increase	Floor
0.25%	$4,320
0.50%	1,309
0.75%	3,972
1.00%	20
$9,621

The table above identifies approximately 47% of the loan portfolio that will re-price immediately in a rising rate environment. The following table shows Management’s estimates of re-pricing opportunities for the entire loan portfolio.

(dollars in thousands)
Total Gross Loans		% of
Re-Pricing	Balance	Total
< 1 Year	$234,062	68%
1-3 Years	62,305	18%
3-5 Years	34,536	10%
> 5 Years	11,652	3%
	$342,555	100%

Item 4. Controls and Procedures

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings
The Company is not a party to any material legal proceeding.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
N/A

Item 3. Defaults Upon Senior Securities
N/A

Item 4. Submission of Matters to a Vote of Security Holders
N/A

Item 5. Other Information
N/A

Item 6. Exhibits
(a)Exhibits:

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

DATE: April 20, 2005

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