Form 10KSB/A
period 2004-12-31
HERITAGE OAKS BANCORP
filed 2005-05-20
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Year ended December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

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
Yes[  ] No [X]

Registrant's revenue for 2004 was $28.3 million. The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 1, 2005 was $60.9 million. As of February 1, 2005, the Registrant had 3,817,943 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [  ] No[X]

HERITAGE OAKS BANCORP

AMENDMENT NO. 2 ON FORM 10-KSB/A
TO
ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

Heritage Oaks Bancorp (“we”, “us”, “our”, or the “Company”) filed its Annual Report on Form 10-KSB and subsequent Form 10-KSB/A, Amendment No. 1, for the fiscal year ended December 31, 2004 (the “2004 10-KSB”) with the Securities and Exchange Commission (the “Commission”) on March 23, 2005.

At the time of both the 10-KSB and 10-KSB/A, Amendment No. 1, the following documents were incorporated by reference in Part III, Items 9 through 12 and 14 of the Company’s definitive proxy statement for the 2005 annual meeting of shareholders. The Company’s Form 14A, Definitive Proxy Statement was filed with the SEC on May 6, 2005, three days past the due date to incorporate Part III, Items 9 through 12 and 14 , by reference in the Company’s 10/KSB for December 31, 2004. We are filing this 10-KSB/A to include those items previously incorporated by reference from our definitive proxy statement.

Except for the matters disclosed in this Form 10-KSB/A, Amendment No. 2, our 2004 10-KSB/A, Amendment No. 1 continues to speak as of March 23, 2005, which was the date of its original filing with the Securities and Exchange Commission, and we have not updated the disclosures contained therein to reflect events that have occurred since the date of that original filing.

_______________

TABLE OF CONTENTS

Part III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.	EXECUTIVE COMPENSATION

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

IITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Signatures

Exhibits

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information as of February 1, 2005 regarding information concerning its Directors and Executive Officers. The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Company. There is no family relationship between any of the directors or executive officers.

Name	Age	Position/Background

Dr. B. R. Bryant	72	Chairman of the Board of Directors of the Company and of the Bank since November 15, 1994, and 1982, respectively. Veterinarian; General Contractor dba B.R. Bryant Construction

Donald H. Campbell	63	Vice Chairman of the Board of Directors of the Company and of the Bank since November 15, 1994, and 1983, respectively. Owner, El Pomar Vineyard Service.

Kenneth L. Dewar	46	Director of the Company and of the Bank since August 27, 1998. President, J.B. Dewar, Inc. (wholesale petroleum distribution).

Mark C. Fugate	43	Director of the Company and the Bank since October 31, 2003. Real Estate Broker/Assistant Manager, Charter Brokerage Company.

Dolores T. Lacey	62	Director of the Company and of the Bank since January 23, 1997. Rancher and businesswoman.

Merle F. Miller	68	Director of the Company and of the Bank since November 15, 1994, and 1985, respectively. Rancher; Owner, Golden Hill Company (land sales and development).

Michael J. Morris	59	Director of the Company and of the Bank since January 26, 2001. Attorney, Chairman of the Board of the law firm of Andre, Morris & Buttery.

Daniel J O’Hare	41	Director of the Company and the Bank since November 19, 2004. Director and active tax advisor for Glenn, Burdette, Phillips and Bryson (accounting firm).

Alexander Simas	54	Director of the Company and of the Bank since October 31, 2003. Attorney and Partner of Kirk & Simas, a law firm.

Ole K. Viborg	73	Director of the Company since November 15, 1994, and former founding director of the Bank. Owner, Ole Viborg, Inc. (paving contractor).

Lawrence P. Ward	53
Director, President and Chief Executive Officer of the Company and of the Bank since November 15, 1994, and January 11, 1993, respectively. President, Chief Executive Officer and Director of Bank of Evergreen, Evergreen, Colorado, 1991-92, and Mountain Valley National Bank, Conifer, Colorado, 1986-92.

None of the Company's or the Bank's Directors is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, whose common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

The following is a brief account of the business experience for a minimum of five years of each non-director executive officer in addition to their current positions.

Name       Position/Background

Gwen R. Pelfrey	Age: 53. Secretary of the Company and Secretary, Executive Vice President and Chief Administrative Officer of the Bank since November 15, 1994, and October 1987, respectively.

Paul Tognazzini	Age: 55. Executive Vice President/Chief Lending Officer 1990 to present.

Margaret Torres	Age: 54. Executive Vice President and Chief Financial Officer of the Company and the Bank since February, 1999.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and ten percent or more stockholders of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of the Company’s equity securities. Officers, directors and ten percent or more stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filings requirements applicable to its executive officers, directors and beneficial owners of ten percent or more of the Company’s equity securities appear to have been met.

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

Legal Proceedings Against Officers and/or Directors

N/A

Audit Committee

Among other committees, the Company has an audit, executive, nominating/corporate governance, and compensation and organization committees. The following describes for the Audit Committee its current membership, the number of meetings held during 2004, and its function.

The committee’s current membership consists of Directors Campbell (Chairman), Bryant, Miller, Simas, Lacey, O’Hare and Dewar.

This Committee met nine (9) times in 2004. Pursuant to its charter, the Audit Committee is a standing committee appointed annually by the Board of Directors. The Committee assists the Board of Directors in fulfilling its responsibility to the stockholders and depositors relating to the quality and integrity of the Company’s accounting systems, internal controls and financial-reporting processes, the identification and assessment of business risks and the adequacy of overall control environment within the Company. In so doing, they will:

•	Subject to shareholder ratification, appoint the Company’s independent accountants for the annual audit;

•	Pre-approve all audit or permitted non-audit services performed by the independent accountants;

•	Review recommendations and reports submitted by the regulatory agencies, the independent accountants, management, and the Internal Auditor;

•	Routinely report to the Board, the Committee’s activities and all matters of significance, making recommendations for change as deemed advisable;

•
Establish and maintain contact with the independent accountants and the Internal Auditor to satisfy themselves that audit coverage is adequate, appropriate programs are maintained, and activities are executed properly;

•	Discuss directly with management any issues of concern or interest to the Committee; and

•	Employ such resources in the performance of their duties, including access to separate legal counsel and external consultants, as the Committee deems necessary.

The Company is subject to the Securities and Exchange Commission and Nasdaq requirements for an “audit committee financial expert.” Our Board has determined that Daniel J. O’Hare is an “audit committee financial expert,” as defined by the SEC and Nasdaq rules.

ITEM 10. EXECUTIVE COMPENSATION

Set forth below is the summary compensation paid or accrued during 2002-2004 to Lawrence P. Ward, Margaret Torres, Gwen R. Pelfrey and Paul Tognazzini, the only executive officers of the Company or the Bank to receive total annual salary and bonus of more than $100,000 during 2004.

Annual Compensation									Long Term Compensation
(a) Name and Principal Position	(b) Year	(c) Salary ($) (1)		(d) Bonus Compensation ($) (2)		(e) Other Annual Compensation (3)			(f) Restricted Stock Options/SARs (#) (5)	(g) Securities Underlying ($)	(h) LTIP Payouts ($)	(i) All other Compensation ($) (6)
Lawrence P Ward President and Chief Executive Officer	2004 2003 2002	$ $ $	226,250 184,167 173,279	$ $ $	109,286 102,500 80,500	$	- - 183,820 (4)		- - -	- - -	- - -	$ $ $	106,236 94,908 66,652
Margaret Torres Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	147,424 124,095 118,185	$ $ $	42,000 41,000 28,000	$ $	49,200 (7 74,910 (7 -	) )	- - -	- - -	- - -	$ $ $	32,523 36,153 32,469
Gwen R Pelfrey Executive Vice President and Chief Administrative Officer	2004 2003 2002	$ $ $	134,073 112,256 105,068	$ $ $	38,122 32,000 26,000		- - -		- - -	- - -	- - -	$ $ $	28,451 31,117 28,431
Paul Tognazzini Executive Vice President and Chief Lending Officer	2004 2003 2002	$ $ $	114,847 106,577 101,278	$ $ $	82.939 35,790 42,962		- - -		- - -	- - -	- - -	$ $ $	37,033 34,447 31,310

SUMMARY COMPENSATION TABLE

(1)	Amounts shown include cash and non-cash compensation earned and received as well as amounts earned but deferred at the election of those officers under the 401(k) Plan.

(2)	Amount shown as bonus payments were earned in the year indicated but not paid until the first quarter of the next fiscal year.

(3)	No executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of each such officer’s total annual salary and bonus.

(4)
Amounts shown under Other Annual Compensations for Mr. Ward reflect the difference between the exercise price and the fair market value of a stock option for 26,000 shares exercised by Mr. Ward in 2002.

(5)
The Company has a 1990 Stock Option Plan (the “1990 Plan”) and a 1997 Stock Option Plan (the “1997 Plan”) pursuant to which options are granted to directors and to key, full-time salaried officers and employees of the Company and its subsidiary. Options granted under either the 1990 Plan or the 1997 Plan were either incentive options or non-qualified stock options. Options granted under either the 1990 Plan or the 1997 Plan become exercisable in accordance with a vesting schedule established at the time of grant. Vesting may not extend beyond ten years from the date of grant. Options become fully exercisable upon the sale, merger or consolidation of the Company in which the Company is not a survivor notwithstanding the vesting provisions under either the 1990 Plan or the 1997 Plan. Options granted under the Plans are adjusted to protect against dilution in the event of certain changes in the Company's capitalization, including stock splits and stock dividends. All options granted in the years indicated below to the named executive officers were incentive stock options and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. As of December 31, 2004 there were no shares remaining for grant in the 1990 Plan. In 1999, the Company amended the 1997 Plan to add 99,254 shares. This was approved by the Shareholders in the May 1999 Shareholder Meeting. At December 31, 2004, 39,166 shares remained available for grant under the 1997 Plan.

(6)	Amounts shown for Lawrence P. Ward in the 2004 figures includes $91,067 in salary continuation provision, $1,463 in term life insurance premiums, $10,843 in excess medical insurance premiums and $2,863 in 401(k) matching contributions; in the 2003 figures includes $77,001 in salary continuation provision, $1,463 in term life insurance premiums, $12,944 in excess medical insurance premiums and $3,500 in 401(k) matching contributions; and in 2002 represent $53,542 in salary continuation provision, $1,463 in term life insurance premiums, $8,897 excess medical insurance premiums and $2,750 in 401(k) matching contributions.

Amounts shown for Margaret A. Torres in 2004 includes $25,121 in salary continuation provision, $5,912 in excess medical insurance premiums and $1,490 in 401(k) matching contributions; in 2003 includes $29,224 in salary continuation provision, $5,626 in excess medical insurance premiums and $1,303 in 401(k) matching contributions; and in 2002 represent $26,206 in salary continuation provision, $5,081 in excess medical insurance premiums and $1,182 in 401(k) matching contributions.

Amounts shown for Gwen R. Pelfrey in 2004 includes $19,546 in salary continuation provision, $7,200 in excess medical insurance premiums and $1,705 in 401(k) matching contributions; in 2003 includes $21,271 in salary continuation provision, $7,200 in excess medical insurance premiums and $2,646 in 401(k) matching contributions; and in 2002 represent $20,289 in salary continuation provision, $5,400 in excess medical insurance premiums, $2,742 in 401(k) matching contributions.

Amounts shown for Paul Tognazinni in 2004 includes $25,833 in salary continuation provision, $7,200 in excess medical insurance premiums and $4,000 in 401(k) matching contributions; in 2003 includes $23,747 in salary continuation provision, $7,200 in excess medical insurance premiums and $3,500 in 401(k) matching contributions; and in 2002 represent $23,160 in salary continuation provision, $5,400 in excess medical insurance premiums and $2,750 in 401(k) matching contributions.

(7)
Amounts shown under Other Annual Compensations for Ms. Torres reflect the difference between the exercise price and the fair market value of a stock option for 3,000 shares exercised by Ms. Torres of $43,200 and $6,000 in Auto Allowance in 2004: and the difference between the exercise price and the fair market value of a stock option for 10,000 shares exercised by Ms. Torres of $69,010 and $5,900 in Auto Allowance in 2003.

Aggregated Option/SAR Grants in Last Fiscal Year

Name (a)	Number of securities underlying Options/SARs granted (#) (b)	Percent of Total Options/SARs Granted to Employees 2004 (c)	Exercise or Base Price ($/Sh)	Expiration Date
Lawrence P. Ward	20,000	38%	$17.85	02/20/2014
Margaret A. Torres	10,000	19%	$17.85	02/20/2014
Gwen R. Pelfrey	2,500	5%	$17.85	02/20/2014
Paul Tognazzini	2,500	5%	$17.85	02/20/2014

Option/SAR Grants, Exercises and Year-End Value Table

The following tables set forth certain information concerning stock option grants and unexercised options held by Lawrence P. Ward, Margaret Torres, Gwen R. Pelfrey and Paul Tognazzini under the 1997 Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Value

The following tables set forth certain information concerning stock option grants and unexercised options held by Lawrence P. Ward, Margaret Torres, Gwen R. Pelfrey and Paul Tognazzini under the 1997 Plan.

Name	Shares acquired on exercise (#)	Value Realized ($) (1)	Number of securities underlying unexercised options/SARs at 12/31/04 (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARs at 12/31/03 ($)(1) Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)

Lawrence P. Ward	-0-	$0.00	79,640/21,000	$1,336,359/$79,800
Margaret A. Torres	3,000	$43,200	26,320/10,500	$379,008/$39,900
Gwen R. Pelfrey	-0-	$0.00	17,919/2,625	$300,680/$9,975
Paul Tognazzini	-0-	$0.00	17,919/2,625	$300,680/$9,975

(1)	The aggregate value has been determined based upon the average of the bid and asked prices for the Company's Common Stock at exercise or year-end, minus the respective exercise price per share.

Compensation of Directors

Beginning in November 2003, director fees were paid by the Company. The Chairman of the Board of Directors was paid a retainer of $750 per month and all other non-employee directors received a retainer of $250 per month. The chairman of the Audit Committee received $750 for each regular committee meeting attended and all other committee members received $250 for each regular committee meeting attended. The total amount of fees paid to directors as retainers and for attendance at Board and committee meetings during 2004 was $31,600.

Directors’ fees are paid by Heritage Oaks Bank. The Chairman of the Board of Directors was paid a retainer of $2,500 per month and all other non-employee directors received a retainer of $1,250 per month during 2004. The chairman of each committee received $125 for each regular committee meeting attended during 2004. All other non-employee directors received $100 for each regular committee meeting attended during the year. The total amount of fees paid to directors as retainers and for attendance at Board and committee meetings during 2004 was $166,691.

The Directors also participate in the Company’s Stock Option Plan.

Employment Contracts and Termination of Employment and Change in Control Arrangements

There are no employment contracts between the Company or the Bank and their executive officers except that Heritage Oaks Bank has an employment agreement with Lawrence P. Ward, its President and Chief Executive Officer. The agreement has a three-year term expiring on January 31, 2007, and renews annually unless a party gives written notice to the other within certain time periods. The agreement establishes a base salary in 2004 of $230,000 and provides for continuation of participation in the Bank’s bonus compensation, 401(k), and executive salary continuation plans. The agreement also provides for payment of life insurance policy premiums and the use of a bank leased automobile. If the agreement were terminated without cause, Mr. Ward would receive severance pay equal to one year’s annual base salary in effect at the date of termination plus one year of insurance payments. In the event of termination during or after a merger or change of control, Mr. Ward would be entitled to severance pay equal to two year’s base salary in effect at the date of termination, plus an additional amount sufficient to pay for insurance coverage for a period of one year from the termination, and the auto provided by the bank to Mr. Ward would be transferred into his name at the time of termination. In the event of a change of control where Mr. Ward is offered subsequent employment, Mr. Ward would be entitled to severance pay equal to two (2) years’ annual base salary if he is terminated or resigns for good reason. Events that are considered good reason include, but are not limited to, reduction in title, compensation, demotion, or expanded travel.

Recognizing the importance of building and retaining a competent executive management team, the Board of Directors purchased life insurance policies on the lives of certain key employees. The Bank is the sole owner and beneficiary of each policy. In order to define the specific death, disability and post-employment/retirement benefits to be provided, the Bank’s Board of Directors reviewed and adopted an integrated conditional non-qualified deferred compensation plan provided to the Bank by Clarke Consulting. The form of the plan provided has been endorsed by the California Bankers Association, the American Bankers Association, as well as numerous other state banking associations. Under the terms of the plan, differing death, disability and post-employment/retirement benefits are provided to each covered employee. Pursuant to the plan, agreements were entered into between the Bank and each of the key employees. By defining and increasing, over each employee’s term of employment, the amounts each employee will receive upon the occurrence of certain specified events, including formal retirement on or after a specified age, each employee has been given what the Board believes to be a reasonable incentive to remain with the Bank until retirement. While several provisions have been included which will serve to reduce the overall amounts payable, the agreements are expected to provide a maximum annual benefit payment of One Hundred and Fifty Thousand Dollars ($150,000) to Mr. Ward, forty-eight thousand Dollars ($48,000) to Ms. Pelfrey, Mr. Tognazzini and Ms. Torres. Although the annual benefit amount will typically be paid in equal monthly installments over a fifteen (15) year period, a lesser and defined lump sum payment may be required in the event the employee’s employment with the Bank is terminated without cause. In the event of the executive’s death, the Bank is obligated to pay any remaining amounts due under the agreement to the executive’s spouse or designated beneficiary over the remaining payout period (or in a lump sum, as the case may be). Other events which may also alter when payment of the annual benefit is to begin, and the amount to be paid, include: (i) disability, as defined in the agreement, in which case the employee will begin to receive the defined benefit at the earlier of the defined retirement age or when he is no longer entitled to receive disability benefits under his principal disability insurance policy; and (ii) constructive termination following a change in control, in which case the executive is entitled to all or a portion of the annual benefit depending upon length of service prior to termination. If, however, the executive’s employment is terminated for cause, the Bank is released from all payment obligations to the Executive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 1, 2005, no individual known to the Company owned more than five percent (5%) of the outstanding shares of its Common Stock except as described below.

Name and Address 1/ of	Amount and Nature	Percent of
Beneficial Owner	of Beneficial Owner 2/	Class 3/

Dr. B. R. Bryant	292,955	7.67%

Merle F. Miller	222,271	5.82%

Ole K. Viborg	253,609	6.64%

Lawrence P. Ward	231,302	6.06%

1/	Except as otherwise indicated, the address for all persons listed is c/o Heritage Oaks Bancorp, 545 12th Street, Paso Robles, California, 93446.
2/	For information concerning the amount and nature of beneficial ownership, see “Security Ownership of Management.”
3/	Including shares of Common Stock subject to stock options exercisable within 60 days of the record date.

Security Ownership of Management

The following table sets forth information as of February 1, 2005, concerning the equity ownership of the Company's directors/nominees and the executive officers named in the Summary Compensation Table, and directors and executive officers1/ as a group. Unless otherwise indicated in the notes to the table below, each director and executive officer listed below possesses sole voting power and sole investment power for the shares of the Company's Common Stock listed below. All of the shares shown in the following table are owned both of record and beneficially except as indicated in the notes to the table. The Company has only one class of shares outstanding, Common Stock.

Name and Address	Amount and Nature		Percent of
of Beneficial Owner 2/	of Beneficial Owner 3/		Class 4/
Dr. B.R. Bryant	292,955	5/	7.67%
Donald H. Campbell	46,421	6/	1.22%
Kenneth L. Dewar	24,400	6/	*
Mark C. Fugate	56,031	6/	1.47%
Dolores T. Lacey	26,188	6/	*
Merle F. Miller	222,271	6/	5.82%
Michael J. Morris	19,148	7/	*
Daniel J. O'Hare	1,140	8/	*
Alexander F. Simas	15,133	6/	*
Ole K. Viborg	253,609	9/	6.64%
Lawrence P. Ward	231,302	10/	6.06%
Margaret Torres	27,563	6/	*
Gwen R. Pelfrey	40,532	6/	1.06%
Paul Tognazzini	39,880	6/	1.04%
All directors, nominees, and executive officers of the Company as a group of (14 persons)	1,122,180		29.39%

*	Less than 1%.
1/
As used throughout this Proxy Statement, the term “executive officer” means the President and Chief Executive Officer, the Executive Vice President and Chief Administrative Officer, Executive Vice President and Chief Lending Officer and the Executive Vice President and Chief Financial Officer. The Chairman of the Board, the Vice Chairman of the Board, the Corporate Secretary and the Company’s other officers are not treated as executive officers of the Company.

2/	The address for all persons listed is c/o Heritage Oaks Bancorp, 545 12th Street, Paso Robles, California, 93446.
3/
Except as otherwise noted, includes shares held by each person’s spouse (except where legally separated) and minor children; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); or shares held in an Individual Retirement Account as to which such person has pass-through voting rights and investment power.

4/	Includes shares of Common Stock subject to stock options exercisable within 60 days of record date.

5/
Includes 88,669 shares held as Trustee of Heritage Oaks Bancorp Employee Stock Ownership Plan. Dr. Bryant and Mr. Ward are co-trustees of the Stock Ownership Plan and under applicable rules the entire number of shares owned by such Plan is attributed to each of the trustees and the effect of the attributions rules results in the number of shares being double counted. Also, includes shares of Common Stock subject to stock options exercisable within 60 days of record date.

6/	Includes shares of Common Stock subject to stock options exercisable within 60 days of record date.
7/	Includes shares held as a trustee of Andre, Morris and Buttery 401K and includes shares of Common Stock subject to stock options exercisable within 60 days of record date.
8/	Includes shares held as a trustee of Glenn, Burdette, Phillips and Bryson Tax and Business Services, Inc. 401K
9/	Includes shares of Common Stock held by Mr. Viborg in Ole Viborg, Inc and in his family trust, also includes shares of Common Stock subject to stock options exercisable within 60 days of record date.
10/
Includes 88,669 shares held as Trustee of Heritage Oaks Bancorp Employee Stock Ownership Plan. Dr. Bryant and Mr. Ward are co-trustees of the Stock Ownership Plan and under applicable rules the entire number of shares owned by such Plan is attributed to each of the trustees. The effect of the attributions rules results in the number of shares being double counted. Also includes shares of Common Stock subject to stock options exercisable within 60 days of record date.

Equity Compensation Plan Information

     The following table sets forth the status of option grants under the Company’s stock option plan as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	470,677	$7.09	39,166
Equity compensation plans not approved by shareholders	-0-		-0-
Total	470,677	$7.09	39,166

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as set forth in the next paragraph and set forth below under “Indebtedness of Management” there have been no transactions, or series of similar transactions, during 2004, or any currently proposed transaction, or series of similar transactions, to which the Company or the Bank were or is to be a party, in which the amount involved exceeded or will exceed $60,000 and in which any director (or nominee for director) of the Company or the Bank, executive officer of the Company or the Bank, any shareholder owning of record or beneficially 5% or more of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Heritage Oaks Bank leases its main Santa Maria office from a group of three individuals and the Fugate Family Limited Partnership. Each of such lessors has a 25% ownership interest in the building. Mark C. Fugate, who is a director of the Company and Heritage Oaks Bank, has approximately a one-third interest in the Fugate Family Limited Partnership. Heritage Oaks Bank paid total rent of $187,896 in 2004 for the office building. The lease extends until 2012 with a rental of $16,344 per month for 2005 and is subject to yearly consumer price index increases.

Indebtedness of Management

The Company, through the Bank, has had, and expects in the future to have banking transactions in the ordinary course of its business with many of the Company's directors and officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling stockholders, on substantially the same terms (including interest rates and collateral) as those prevailing for comparable transactions with others. Management believes that in 2004 such transactions comprising loans did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to executive officers of the Company and the Bank are subject to limitations as to amount and purposes prescribed in part by the Federal Reserve Act, as amended, the regulations of the Federal Deposit Insurance Corporation and the California Financial Code.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2004 and 2003, fees paid to the Company’s independent auditor, Vavrinek, consisted of the following:

Audit Fees. Aggregate audit fees billed to the Company by Vavrinek during the 2003 and 2004 fiscal year for review of annual financial statements and those financial statements included in quarterly reports on Form 10-QSB totaled $85,840 and $74,540, respectively.

Audit-Related Fees. There were no audit-related fees billed to the Company by Vavrinek during the 2003 or 2004 fiscal year.

Tax Fees. The aggregate fees billed to the Company by Vavrinek during the 2003 or 2004 fiscal year for tax compliance, tax advice, or tax planning totaled $14,000 and $10,910, respectively. Such fees related to Vavrinek’s preparation of the Company’s Federal and State tax returns and calculation of related estimated tax payments.

All Other Fees. Aggregate other fees billed to the Company by Vavrinek during the 2004 fiscal year including Hacienda Bank merger related services totaled $4,950.

For the fiscal year 2004 the Audit committee considered and deemed the services provided by Vavrinek compatible with maintaining the principle accountant’s independence. The Charter for the Audit Committee of the Board contains policies and procedures for pre-approval of audit and non-audit services from the Company’s independent public accountant.

Less than half the total hours expended on Vavrinek’s engagement to audit our financial statements for the 2004 fiscal year were attributed to work performed by persons other than Vavrinek’s full-time permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMPANY

By: /s/ Lawrence P. Ward	By: /s/ Margaret A. Torres
LAWRENCE P. WARD	MARGARET A. TORRES
President and Chief Executive Officer	Executive Vice Pres and Chief Financial Officer
Dated: May 19, 2005	Dated: May 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ B. R. Bryant	Chairman of the Board	May 19, 2005
B.R. BRYANT

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	May 19, 2005
DONALD H. CAMPBELL

/s/ Kenneth Dewar	Director	May 19, 2005
KENNETH DEWAR

/s/ Mark C. Fugate	Director	May 19, 2005
MARK C. FUGATE

/s/ Dolores T. Lacey	Director	May 19, 2005
DOLORES T. LACEY

/s/ Merle F. Miller	Director	May 19, 2005
MERLE F. MILLER

/s/ Michael Morris	Director	May 19, 2005
MICHAEL MORRIS

/s/ Daniel J. O’Hare	Director	May 19, 2005
DANIEL J. O’HARE

/s/ Alex Simas	Director	May 19, 2005
ALEX SIMAS

/s/ Ole K. Viborg	Director	May 19, 2005
OLE K. VIBORG

/s/ Lawrence P. Ward	Director	May 19, 2005
LAWRENCE P. WARD

EXHIBIT INDEX

Exhibit Sequential Number	Description

23	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002