Form 10-Q
period 2005-06-30
HERITAGE OAKS BANCORP
filed 2005-08-08
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

As of July 21, 2005 there were approximately 4,114,458 shares outstanding of the Registrant’s common stock.

TABLE OF CONTENTS

Part 1. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Other Comprehensive Income
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Part 2. Other Information

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Signatures

Certifications

Exhibits

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
	30-Jun-05	31-Dec-04
ASSETS	Un-audited	(1)
Cash and due from banks	$16,460	$13,092
Federal funds sold	30,845	5,775
Money market funds	-	3,000

Total cash and cash equivalents	47,305	21,867

Interest bearing deposits other banks	398	498

Securities Available for sale	49,960	57,394
Federal Home Loan Bank Stock, at cost	1,844	1,809
Loans Held For Sale	7,444	2,253
Loans, net	362,103	334,964

Property, premises and equipment, net	10,797	10,383
Cash surrender value life insurance	7,559	7,130
Deferred Tax Assets	1,898	1,918
Goodwill	4,865	4,865
Core Deposit Intangible	1,734	2,021
Other assets	2,649	2,910

TOTAL ASSETS	$498,556	$448,012

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$192,209	$143,455
Savings, NOW, and money market deposits	164,331	166,015
Time deposits of $100 or more	16,570	18,034
Time deposits under $100	44,757	42,937
Total deposits	417,867	370,441

FHLB advances and other borrowed money	28,000	28,500
Securities Sold under Agreement to Repurchase	799	766
Notes Payable	-	-
Junior subordinated debentures	8,248	8,248
Other liabilities	2,599	2,807
Total liabilities	457,513	410,762

COMMITMENTS AND CONTINGENCIES	-

Stockholders' equity
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
4,114,458 and 4,102,987 for June 30, 2005
and December 31, 2004, respectively.	28,728	24,050
Retained earnings	12,139	13,053
Accumulated other comprehensive income	176	147
Total stockholders' equity	41,043	37,250

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$498,556	$448,012

(1) These numbers have been derived from the audited financial statements.

See notes to consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share date)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$6,493	$5,031	$12,616	$9,866
Investment securities	544	562	1,097	1,152
Federal funds sold and commercial paper	99	83	169	154
Time certificates of deposit	3	2	5	5
Total interest income	7,139	5,678	13,887	11,177

Interest Expense:

Now accounts	22	6	42	11
MMDA accounts	329	127	542	249
Savings accounts	25	24	42	47
Time deposits of $100 or more	91	58	173	119
Other time deposits	275	216	506	458
Other borrowed funds	382	402	803	840
Total interest expense	1,124	833	2,108	1,724

Net Interest Income Before Prov. for Possible Loan Losses	6,015	4,845	11,779	9,453
Provision for loan losses	180	35	360	205
Net interest income after provision for loan losses	5,835	4,810	11,419	9,248

Non-interest Income:
Service charges on deposit accounts	632	589	1,171	1,098
Gain of Sale of Securities	-	28	-	28
Other income	635	570	1,228	1,096
Total Non-interest Income	1,267	1,187	2,399	2,222

Non-interest Expense:
Salaries and employee benefits	2,408	2,129	4,656	4,174
Occupancy and equipment	640	628	1,252	1,263
Other expenses	1,515	1,378	3,078	2,798
Total Noninterest Expenses	4,563	4,135	8,986	8,235
Income before provision for income taxes	2,539	1,862	4,832	3,235
Provision for applicable income taxes	933	700	1,808	1,197
Net Income	$1,606	$1,162	$3,024	$2,038

Earnings per share: (See note #4)
Basic	$0.39	$0.29	$0.74	$0.51
Fully Diluted	$0.37	$0.27	$0.70	$0.48

See notes to consolidated financial statements

HERITAGE OAKS BANCORP
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)
	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net Income	$1,606	$1,162	$3,024	$2,038
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	362	(705)	29	(428)
Reclassification adjustments for (gains) included in net income	-	(28)	-	(28)
Other comprehensive income (loss), before taxes	362	(733)	29	(456)
Income tax expense (benefit) related to realized gain in comprehensive income	-	11	-	11
Other Comprehensive Income (Loss), Net of Taxes	362	(722)	29	(445)
Comprehensive Income	$1,968	$440	$3,053	$1,593

See notes to consolidated financial statements

June 30, 2005 and June 30, 2004
(Unaudited)
( in thousands except shares outstanding)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
		(in thousands)
Balance January 1, 2005	3,817,943	$24,050	$13,053	$147	$37,250

Exercise of Stock Options	101,502	748			748
Stock dividend- 5%	195,013	3,930	(3,930)		0
Cash paid to Shareholders' in Lieu of
fractional shares on 5% Stock Dividend			(8)		(8)
Comprehensive Income
Net Income			3,024		3,024
Unrealized Security Holding Gains
'(net of $20 tax )				29	29
Total other comprehensive Income					3,053

Balance June 30, 2005	4,114,458	$28,728	$12,139	$176	$41,043

				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity
		(in thousands)
Balance January 1, 2004	3,604,497	$20,649	$11,541	$98	$32,288

Exercise of Stock Options	15,584	102			102
5% Stock Dividend to be distributed	180,301	3,065	(3,065)		0
April 23, 2004
Cash Paid in lieu of fractional shares			(7)		(7)
Comprehensive Income
Net Income			2,038		2,038
Unrealized Security Holding Losses
(net of $285 tax )				(428)	(428)
Less reclasification adjustment for gain
(net of $11 tax)				(17)	(17)
Total other comprehensive Income					1,593

Balance June 30, 2004	3,800,382	$23,816	$10,507	$(347)	$33,976

See notes to consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS
Periods ended June 30
(in thousands)
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,024	$2,038
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	468	441
Provision for possible loan losses	360	205
Realized loss on sales of available-for-sale
securities, net	0	(28)
Amortization of premiums/discounts on
investment securities, net	121	211
FHLB Stock dividends	(35)	(35)
Amortization of intangible assets	287	210
(Increase)/decrease in loans held for sale	(5,191)	948
Net increase in cash surrender value of life insurance	(129)	(139)
Decrease in other assets	283	362
Decrease in other liabilities	(208)	(592)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(1,020)	3,621
Cash Flows From Investing Activities
Purchase of securities available-for-sale	0	(909)
Purchase of mortgage backed securities available-for-sale	0	(17,295)
Proceeds from sales of securities available-for-sale	0	1,534
Proceeds from principal reductions and maturities
of securities available-for-sale	0	500
Proceeds from principal reductions and maturities
of mortgage backed securities available-for-sale	7,362	7,101
Net Change in TCDs	100	0
Proceeds from Sale of FHLB stock	0	166
Purchase of life insurance policies	(300)	0
Increase in loans, net	(27,521)	(19,967)
ALLL Recoveries	22	3
Purchase of property, premises and equipment, net	(904)	(587)
NET CASH USED IN INVESTING ACTIVITIES	(21,241)	(29,454)
Cash Flows From Financing Activities
Increase in deposits, net	$47,426	$21,061
Net increase/(decrease) in other borrowings	(467)	403
Proceeds from exercise of stock options	748	102
Cash paid in lieu of fractional shares	(8)	(7)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,699	21,559
Net Increase/(Decrease) in Cash and Cash Equivalents	25,438	(4,274)
Cash and Cash Equivalents, Beginning of year	21,867	77,114
Cash and Cash Equivalents, End of year	$47,305	$72,840

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,102	$1,799
Income taxes paid	$1,430	$1,015

See notes to consolidated financial statements

Note 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying un-audited condensed consolidated financial statement of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-KSB.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust I is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts in the consolidated financial statements for the year ended December 31, 2004 and the three and six month period ended June 30, 2004 may have been reclassified to conform to the presentation of the consolidated financial statement in 2005.

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

The amortized cost and fair values of investment securities available for sale at June 30, 2005 and December 31, 2004:

30-Jun-05		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,838	$-	$(26)	$1,812
Mortgage-backed securities	35,095	88	(267)	34,916
Obligations of State and Political Subdivisions	12,724	576	(77)	13,223
Other Securities	9	-	-	9
TOTAL	$49,666	$664	$(370)	$49,960

31-Dec-04		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,868	$5	$(30)	$1,843
Mortgage-backed securities	42,622	181	(239)	42,564
Obligations of State and Political Subdivisions	12,651	413	(86)	12,978
Other Securities	9	-	-	9
TOTAL	$57,150	$599	$(355)	$57,394

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:
	June 30,	December 31,
(in thousands)	2005	2004

Commercial, financial, and agricultural	$62,883	$49,584
Real estate-construction	74,603	66,833
Commercial real estate	224,060	217,473
Installment loans to individuals	5,164	5,538
All other loans (including overdrafts)	534	265
	367,244	339,693

Less - deferred loan fees, net	(1,556)	(1,482)
Less - reserve for possible loan losses	(3,585)	(3,247)

Total loans	$362,103	$334,964

Loans Held For Sale	$7,444	$2,253

Concentration of Credit Risk
At June 30, 2005, approximately $299 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At June 30, 2005, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $16.5 million and un-disbursed loan commitments in the approximate amount of $133 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	June 30,	December 31,
	2005	2004

Balance at beginning of year	$3,247	$3,070
Additions charged to operating expense	360	410
Loans charged off	(33)	(236)
Recoveries of loans previously charged off	11	3
Balance at end of year	$3,585	$3,247

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three and six months ended June 30, 2005 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was .99% as of June 30, 2005 and .97% as of December 31, 2004. Management believes that the allowance for credit losses at June 30, 2005 is prudent and warranted, based on information currently available.

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

The following table shows the number of shares used to calculate and the earnings per share for the three and six months ending June 30, 2005 and 2004:

	EPS		EPS
	For the Three Months Ending:		For the Six Months Ending:
	30-Jun-05	30-Jun-04	30-Jun-05	30-Jun-04
Net Income	$1,606,322	$1,162,079	$3,023,708	$2,037,596
Basic	$0.39	$0.29	$0.74	$0.51
Diluted	$0.37	$0.27	$0.70	$0.48
Shares:
Basic	4,111,714	3,987,768	4,085,013	3,984,287
Diluted	4,349,899	4,272,027	4,346,839	4,280,444

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income:
As reported	$1,606,322	$1,162,079	$3,023,708	$2,037,594
Stock-based compensation using the intrinsic value method	-	-	-	-
Stock-based compensation that would have been reported
using the fair value method of SFAS 123	(22,446)	(22,456)	(70,933)	(45,176)
Pro forma net income	$1,583,876	$1,139,623	$2,952,775	$1,992,418

Weighted Average Shares Outstanding - Basic	4,111,714	3,987,768	4,085,013	3,984,287
Weighted Average Shares Outstanding - Diluted	4,349,899	4,272,027	4,346,839	4,280,444

Basic Earnings per share
As reported	$0.39	$0.29	$0.74	$0.51
Pro forma	$0.39	$0.29	$0.72	$0.50

Earnings per share - assuming dilution
As reported	$0.37	$0.27	$0.70	$0.48
Pro forma	$0.36	$0.27	$0.68	$0.47

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would have been effective for the Corporation on January 1, 2005. In December 2004, the FASB issued SFAS No. 123 (revised 2004). “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the SEC announced that public companies will not be required to adopt SFAS 123(R) , which provides for stock option expensing, until their first fiscal year beginning after June 15, 2005. The Company has not determined if the adoption of this standard will have a material impact on its financial statements.

In January 2003, the FASB issued the Emerging Information Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors (“EITF 03-1”), and in March 2004, FASB issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of Emerging Issues Task Force (“EITF”) Issue 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At June 30, 2005, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending June 30, 2005 and 2004. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Executive Summary and Recent Developments

The table below provides selected financial data that highlights the Company’s quarterly performance results:

SELECTED FINANCIAL DATA
For the Quarter Ended,

	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05

Return on Average Assets	0.99%	0.82%	1.02%	1.06%	1.18%	1.24%	1.37%

Return on Average Equity	13.59%	10.60%	13.62%	13.62%	14.77%	14.74%	15.94%

Average Equity to Average Assets	6.76%	7.69%	7.58%	7.78%	6.76%	8.40%	8.60%

Net Interest Margin	4.85%	4.71%	4.87%	5.15%	5.40%	5.55%	5.68%

Efficiency Ratio*	68.94%	72.65%	68.55%	67.36%	67.64%	64.14%	62.66%

Average Loans to Average Deposits	81.74%	80.10%	80.63%	80.88%	85.65%	92.82%	91.91%

Net Income	$975	$876	$1,162	$1,193	$1,353	$1,417	$1,606

Earnings Per Share:
Basic	$0.26	$0.22	$0.29	$0.30	$0.33	$0.35	$0.39
Diluted	$0.24	$0.20	$0.27	$0.28	$0.31	$0.33	$0.37
Outstanding Shares:
Basic	3,743,258	3,980,382	3,987,768	3,999,395	4,007,309	4,053,900	4,111,714
Diluted	4,033,538	4,282,901	4,272,027	4,279,079	4,306,783	4,305,622	4,349,899

*The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

Certainly, one of the Company’s most notable events was the acquisition of Hacienda Bank that took place on October 31, 2003. This acquisition was the culmination of many years effort to have a greater presence in the city of Santa Maria. In reviewing market share data (provided by the FDIC as of June every year) within the Company’s primary service area of San Luis Obispo and Northern Santa Barbara counties, it was very clear that the city of Santa Maria with 28% of the total deposit base provided opportunity for growth. In order to obtain more market share, the Company needed a greater presence than the existing one branch office that was opened in 1999. The Company views this acquisition as a positive step to enhancing market share and shareholder return. Initially, the Company anticipated that the acquisition would be accretive to earnings in the fourth quarter of 2004. However, the acquisition became accretive to diluted earnings per share for the three months ending June 30, 2004 and subsequent quarters.

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

In July 2003, the Bank purchased a property immediately adjacent to its Headquarters facility. It is the intention to build approximately 20,000 square feet of office space to house all administrative functions of the Company. Completion of the project is anticipated to be late in the first quarter of 2006.

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

In July 2005, the Company finalized a sale/leaseback of the Atascadero Branch Office real property. The property was sold to a non affiliated party for the appraised value. A five year lease with four five year options to renew was executed and became effective July 15, 2005. The triple net lease cost of $1.43 per square foot is consistent with market rates and the appraisal. The gain on sale of the property of approximately $283 thousand will be amortized over a period of five years and is not considered to be material to the net income of the Company.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. The Company’s primary market area consists of the following four distinct areas:

1.	Our Growing Home Market
San Luis Obispo County
Paso Robles with two branches and Atascadero
-	Small Town environment with transitioning culture and diverse industry
-	A pocket of relatively affordable housing and one of California’s least populated Coastal Communities
-	Halfway between SF and LA on US 101 and the main Hwy 46 corridor to the coast from rapidly growing Fresno and Bakersfield

2.	The Progressive Village
San Luis Obispo
San Luis Obispo County
-	California State Polytechnic University that is tops in the nation and in the Ca State University System
-	Booming Real Estate Market with a highly attractive mix of Culture, Country and coast
-	Dynamic environment of growth and cultural evolution

3.	The Gold Coast
San Luis Obispo County
Cambria, San Simeon, Morro Bay, Pismo and Arroyo Grande
-	Some of the finest and most underdeveloped and accessible coastline left in California
-	At the terminus of Hwy 46 from the Central Valley, these enclaves have attracted second home investment by many living in growing Fresno, Bakersfield and other Valley communities
-	All the ingredients intact for economic transition and development

4.	Sideways Country
Northern Santa Barbara County
Santa Maria, Orcutt
-	Combination of family communities, resort destinations and agricultural zones
-	Largest developable coastal area in the region
-	Santa Maria is the largest city in the Central Coast Region

The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled 258,200 and 85,000, respectively, according to recent economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity from many other areas of California.

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

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended June 30, 2005 of $1.6 million compared to $1.1 million during the same period in 2004. This represents an increase of 38%. Basic earnings per share for the three months ended June 30, 2005 and June 30, 2004, were $.39 and $.29, respectively. Diluted earnings per share for the three months ended June 30, 2005 and June 30, 2004, were $.37 and $.27, respectively.

The Company reported net income for the six months ended June 30, 2005 of $3.0 million compared to $2.0 million during the same period in 2004. This represents an increase of 48%. Basic earnings per share for the six months ended June 30, 2005 and June 30, 2004, were $.74 and $.51, respectively. Diluted earnings per share for the six months ended June 30, 2005 and June 30, 2004, were $.70 and $.48, respectively.

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

The table below sets forth changes for the three and six months ended June 30, 2005 compared to the same period in 2004 in regard to volume and rate associated with interest earning assets and interest bearing deposits.

Analysis of Changes in Net Interest Income (in thousands)
	Three months ended			Six months ended
	June 30. 2005 over 2004			June 30. 2005 over 2004
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$928	$535	$1,463	$1,997	$753	$2,750
Investment securities taxable	(152)	108	(44)	(192)	81	(111)
Investment securities non-taxable (2):	30	6	36	66	(11)	55
Taxable equivalent adjustment (2):	(10)	(2)	(12)	(22)	4	(18)
Interest-bearing deposits	2	-	2	20	(1)	19
Federal funds sold	14	2	16	20	(5)	15
Net increase (decrease)	812	649	1,461	1,889	821	2,710
Interest expense:
Savings, now, money market	(27)	245	218	1,549	(1,230)	319
Time deposits	23	69	92	42	60	102
Other borrowings	(8)	(48)	(56)	2	(98)	(96)
Long term borrowings	-	37	37	-	59	59
Net increase (decrease)	(12)	303	291	1,593	(1,209)	384
Total net increase (decrease)	$824	$346	$1,170	$296	$2,030	$2,326

(1) Loan fees of $333 and $272 for the three months ending June 30, 2005 and 2004 , respectively, and loan fees of $686 and $492 for the six months ending June 30, 2005 and 2004, respectively been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.
Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The tables below sets forth changes for the three and six months ending June 30, 2005 compared to the same periods in 2004 for average interest earning assets and their respective average yields.

	Average Balance				Average Yield
	for the three months ending				for the three months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest Earning Assets:	2005	2004	Variance	Variance	2005	2004	Variance
Time deposits with other banks	$452	$803	$(351)	-43.71%	3.55%	1.00%	2.55%
Investment securities taxable	40,529	49,535	(9,006)	-18.18%	3.96%	3.60%	0.36%
Investment securities non-taxable	13,042	11,182	1,860	16.63%	4.37%	4.23%	0.14%
Federal funds sold	12,736	31,981	(19,245)	-60.18%	3.12%	1.04%	2.08%
Loans (1) (2)	356,686	304,063	52,623	17.31%	7.30%	6.64%	0.66%

Total interest earning assets	$423,445	$397,564	$25,881	6.51%	6.76%	5.73%	1.03%

	Average Balance				Average Yield
	for the six months ending				for the six months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest Earning Assets:	2005	2004	Variance	Variance	2005	2004	Variance
Time deposits with other banks	$1,221	$498	$723	145.18%	3.96%	2.02%	1.94%
Investment securities taxable	42,494	48,177	(5,683)	-11.80%	3.77%	3.79%	-0.02%
Investment securities non-taxable	13,053	11,151	1,902	17.06%	4.37%	4.45%	-0.08%
Federal funds sold	12,185	31,069	(18,884)	-60.78%	2.80%	1.00%	1.80%
Loans (1) (2)	350,626	293,921	56,705	19.29%	7.26%	6.77%	0.49%

Total interest earning assets	$419,579	$384,816	$34,763	9.03%	6.67%	5.86%	0.81%

The Company has been able to grow the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. The growth in the loan portfolio for both the three and six months ending June 30, 2005 was achieved under the Company’s established Loan Policy. For the three month and six months ending June 30, 2005 compared to the same period in 2004, the average yield on loans improved by 66 and 49 basis points, respectively. This has been primarily due to action by the Federal Reserve Bank of raising rates by 225 basis points from June 2004 through June 30 2005. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

Other than loans and the tax-exempt portion of the investment portfolio all other categories of interest earning assets decreased and provided funds for the robust loan demand. Since there is significant room to grow in tax-exempts before bumping up against the Alternative Minimum Tax issue with the IRS the Company has increased this particular portfolio by approximately 17% in the past year. For the three months ending June 30, 2005, both the non-taxable and taxable investment portfolio gained in average yield due to extension caused by rising rates. Taxable investment securities decreased due to regular principal reductions on Mortgage Backed Securities (MBS). There were no securities purchased during the first six months of 2005.

The tables below sets forth changes for the three and six months ending June 30, 2005 compared to the same periods in 2004 for average interest bearing liabilities and their respective average rates paid.

	Average Balance				Average Rate
	for the three months ending				for the three months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest bearing liabilities:	2005	2004	Variance	Variance	2005	2004	Variance
Savings/NOW/money market	$163,949	$156,309	$7,640	4.89%	0.92%	0.40%	0.52%
Time deposits	60,320	72,502	(12,182)	-16.80%	2.43%	1.52%	0.91%
Other borrowings	28,944	32,716	(3,772)	-11.53%	3.30%	3.63%	-0.33%
FF Purchased	107	0	107	100.00%	3.75%	0.00%	3.75%
Long Term Debt	8,248	8,248	-	0.00%	6.95%	5.15%	1.80%

Total interest-bearing liabilities	$261,568	$269,775	$(8,207)	-3.04%	1.72%	1.24%	0.48%

	Average Balance				Average Rate
	for the six months ending				for the six months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest bearing liabilities:	2005	2004	Variance	Variance	2005	2004	Variance
Savings/NOW/money market	$164,807	$154,345	$10,462	6.78%	0.77%	0.40%	0.37%
Time deposits	60,519	73,218	(12,699)	-17.34%	2.26%	1.59%	0.67%
Other borrowings	32,548	32,523	25	0.08%	3.29%	3.92%	-0.63%
FF Purchased	293	0	293	100.00%	3.44%	0.00%	3.44%
Long Term Debt	8,248	8,248	-	0.00%	6.53%	5.09%	1.44%

Total interest-bearing liabilities	$266,415	$268,334	$(1,919)	-0.72%	1.60%	1.30%	0.30%

The Company continues to enjoy a low cost of funds, specifically in regard to interest bearing deposits. The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years. While this remains Management’s main objective, in February 2005 the company implemented a Time Deposit/Money Market promotion to run for a period of approximately 60 days. This was done to provide appropriate liquidity for current and anticipated loan funding. This has resulted in an increase in deposit costs.

From June 2004 through June 2005, the Federal Reserve Bank increased rates by a total of 225 basis points. Due to the asset sensitive nature of the Company’s balance sheet, these increases, coupled with the Company’s substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, are the primary factors for the increase in net interest margin.

For the three months ending June 30, 2005 compared to the same period in 2004, the Company was able to increase the Net Interest Margin as the result of an increase of 103 basis points in average yield on average interest earning assets while the average yield on average interest earning liabilities increased by only 48 basis points.

AVERAGE BALANCE SHEET INFORMATION

(dollars in thousands)	For the three months ending June 30,						For the six months ending June 30,
		2005			2004			2005			2004
	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.
Interest Earning Assets:	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Time deposits with other banks	$452	3.55%	$4	$803	1.00%	$2	$1,221	3.96%	$24	$498	2.02%	$5
Investment securities taxable	40,529	3.96%	400	49,535	3.60%	444	42,494	3.77%	795	48,177	3.79%	906
Investment securities non-taxable	13,042	4.37%	142	11,182	4.23%	118	13,053	4.37%	283	11,151	4.45%	246
Federal funds sold	12,736	3.12%	99	31,981	1.04%	83	12,185	2.80%	169	31,069	1.00%	154
Loans (1) (2)	356,686	7.30%	6,494	304,063	6.64%	5,031	350,626	7.26%	12,616	293,921	6.77%	9,866
Total interest earning assets	423,445	6.76%	7,139	397,564	5.73%	5,678	419,579	6.67%	13,887	384,816	5.86%	11,177

Allowance for possible loan losses	(3,479)			(3,100)			(3,403)			(3,133)
Other assets	48,386			61,867			47,351			59,345
TOTAL ASSETS	$468,352			$456,331			$463,527			$441,028
Interest -bearing liabilities:
Savings/NOW/money market	163,949	0.92%	375	156,309	0.40%	157	164,807	0.77%	626	154,345	0.40%	307
Time deposits	60,320	2.43%	366	72,502	1.52%	274	60,519	2.26%	679	73,218	1.59%	577
Other borrowings	28,944	3.31%	239	32,716	3.63%	296	32,548	3.29%	531	32,523	3.92%	632
FF Purchased	107	3.75%	1	0	0.00%	-	293	3.44%	5	-	0.00%	-
Long Term Debt	8,248	6.95%	143	8,248	5.15%	106	8,248	6.53%	267	8,248	5.09%	208
Total interest-bearing liabilities	261,568	1.72%	1,124	269,775	1.24%	$833	266,415	1.60%	2,108	268,334	1.30%	1,724
Demand deposits	163,817			149,763			154,684			136,948
Other liabilities	2,665			2,672			3,042			2,322
Stockholders' equity
Common stock	28,639			23,797			27,121			22,249
Retained earnings	11,652			10,108			12,191			11,116
Valuation Allowance Investments	11			216			74			59
Total stockholders' equity	40,302			34,121			39,386			33,424
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$468,352			$456,331			$463,527			$441,028

Net Interest Income			$6,015			$4,845			$11,779			$9,453
Net Interest Margin (3)		5.68%			4.87%			5.61%			4.91%

Nonaccrual loans have been included in total loans.
Loan fees of $333 and $272 for the three months ending June 30, 2005 and 2004 , respectively, and loan fees of $686 and $492 for the six months ending June 30, 2005 and 2004, respectively been included in the interest income computation.
Net interest income has been calculated by dividing the net interest income by total average earning assets.

Non-Interest Income

The tables below set forth changes for the three and six months ending June 30, 2005 compared to the same period in 2004 for non-interest income excluding loss on sale of investment.

Non-Interest Income Components
	For Three Months Ended
	June 30,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Service Charges on Deposit Accounts	$632	$589	$43	7.3%
ATM/Debit Card Transaction/Interchange Fees	145	153	(8)	-5.2%
Bancard	39	33	6	18.2%
Mortgage Origination Fees	226	198	28	14.1%
Earnings on Cash Surrender Value Life Ins	79	80	(1)	-1.3%
Other	146	106	40	37.7%
TOTAL	$1,267	$1,159	$108	9.3%

	For Six Months Ended
	June 30,
(dollars in thousands)	2005	2004	$	Variance	% Variance
Service Charges on Deposit Accounts	$1,171	$1,098		$73	6.6%
ATM/Debit Card Transaction/Interchange Fees	293	278		15	5.4%
Bancard	71	58		13	22.4%
Mortgage Origination Fees	423	377		46	12.2%
Earnings on Cash Surrender Value Life Ins	151	160		(9)	-5.6%
Other	290	223		67	30.0%
TOTAL	$2,399	$2,194		$205	9.3%

Mortgage origination fee income remains strong as we continue to experience favorable long term rates in the current flat yield curve environment. Service charges on deposit accounts have improved due to the growth of transactional deposit accounts.

Non-Interest Expenses

The tables below set forth changes for the three and six months ending June 30, 2005 compared to the same period in 2004 for non-interest expense.

Non-Interest Expense Components
	For Three Months Ended
	June 30,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Salaries and Employee Benefits	$2,408	$2,128	$280	13.2%
Occupany and Equipment	640	628	12	1.9%
Data Processing	538	491	47	9.6%
Advertising and promotional	137	123	14	11.4%
Regulatory fees	25	33	(8)	-24.2%
Other professional fees and outside services	186	125	61	48.8%
Legal fees and other litigation expense	21	32	(11)	-34.4%
Loan Department Costs	29	43	(14)	-32.6%
Stationery and supplies	80	95	(15)	-15.8%
Director fees	52	57	(5)	-8.8%
Core Deposit Intangible Amortization	143	106	37	34.9%
Other	304	274	30	10.9%
	$4,563	$4,135	$428	10.4%

	For Six Months Ended
	June 30,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Salaries and Employee Benefits	$4,656	$4,174	$482	11.5%
Occupany and Equipment	1,252	1,263	(11)	-0.9%
Data Processing	1,117	967	150	15.5%
Advertising and promotional	263	292	(29)	-9.9%
Regulatory fees	50	63	(13)	-20.6%
Other professional fees and outside services	229	269	(40)	-14.9%
Legal fees and other litigation expense	58	47	11	23.4%
Loan Department Costs	71	78	(7)	-9.0%
Stationery and supplies	166	186	(20)	-10.8%
Director fees	106	115	(9)	-7.8%
Core Deposit Intangible Amortization	287	211	76	36.0%
Other	731	570	161	28.2%
	$8,986	$8,235	$751	9.1%

Salary/Related Expense
Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and six months ending June 30, 2005 and 2004. Approximately 45% of the increase is due to the increased bonus accrual as the result of the outstanding record earnings for the first two quarters of 2005. The remaining variance is due to an overall 6% increase in salary of which, approximately 4% would relate to annual merit increases for staff.

Data Processing Expense
For the three months ending June 30, 2005 compared to the same period in 2004, there was an $80 thousand increase in Escrow Accounting costs related to three long-time deposit customers of the Bank and a $33 thousand decrease in all other categories of data processing expense.

Provision for Income Taxes

The provision for income taxes was 36.7% and 37.6% of net pre-tax income for the three months ending June 30 2005, and 2004, respectively. The provision for income taxes was 37.4% and 37.0% of net pre-tax income for the six months ending June 30 2005, and 2004, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $448.0 million at December 31, 2004 compared to $498.6 million at June 30, 2005. This represents an increase of $50.6 million or 11.3%.

Loans

The table below sets forth changes from December 31, 2004 to June 30, 2005 for the composition of the loan portfolio.

Major classifications of loans were:
	June 30,	December 30,
	2005	2004	$ Variance	% Variance
(in thousands)
Commercial, financial, and agricultural	$62,883	$49,584	13,299	26.82%
Real estate-construction	74,603	66,833	7,770	11.63%
Commercial Real Estate	224,060	217,473	6,587	3.03%
Installment loans to individuals	5,164	5,538	(374)	-6.75%
All other loans (including overdrafts)	534	265	269	101.51%
	367,244	339,693	27,551	8.11%

Less - deferred loan fees, net	(1,556)	(1,482)	(74)	4.99%
Less - reserve for possible loan losses	(3,585)	(3,247)	(338)	10.41%

Total loans	$362,103	$334,964	27,139	8.10%

Loans Held For Sale	$7,444	$2,253	5,191	230.40%

Gross loans grew by over 8% in the first one-half of 2005 with most of the growth in the second quarter. During the first quarter of 2005, there were numerous construction projects that were completed resulting in either 1) the sale of the properties and pay-downs on the outstanding loans or 2) conversion to mini-perm commercial real estate loans. In addition, commercial real estate loans experienced some early pay-off activity during the first quarter. During the second quarter numerous new loans were made on commercial properties, for acquisition of residential development properties and for residential and commercial construction.

The increase in commercial, financial and agricultural loans is attributed primarily to draws on existing and new lines of credit.

The increase in real estate-construction loans can be attributed to several new large construction projects and funding of existing construction projects during the period. New loans include a hotel for $6.3 million, a strip center for $2.2 million, an office building for $3.3 million, a residential development for $3.3 million, retail/office building for $1.4 million, additions to a strip center for $2.2 million, a restaurant/wine shop for $1.7 million, a retail/office building for $4.2 million, a motel addition for $4.3 million, a gas station for $1 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The Bank presently has a concentration of loans in construction/land in the amount of $74.6 million which represents 171% of the Bank’s Total Risk Based capital. At June 30, 2005 there were 87 construction loans with outstanding balances and remaining commitments of approximately $52.2 million and $43 million, respectively. The single largest construction loan has a commitment amount of approximately $6.3 million with a balance of approximately $.6 million at June 30, 2005. This is a hotel near Paso Robles, Ca. At June 30, 2005, there were 51 land loans with balances of approximately $22.4 million. The single largest land loan accounts for approximately $3.3 million of the total and is for a single family home tract development. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.

The increase in commercial real estate loans is attributed to several of the construction loans moving into amortizing loans and new commercial property loans including an office/warehouse building for $2.1 million, a hotel for $4.3 million, commercial building for $2.2 million, several new property loans to one client for $3.7 million and a commercial warehouse for $2.7 million.

Hotel loans are not presently considered to be a concentration due to the increase in Risk based Capital. Hotel loans presently total $43.4 million, up $6.8 million from 2004 year end, which represents 99.25% of the Bank’s Total Risk Based capital. At June 30, 2005, there were 31 motel loans. The single largest loan with a balance of approximately $4.3 million was made to an upscale resort hotel located in Avila Beach, Ca. The hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed. The Bank had one out of area hotel participation loan that was in default. This loan, in the original amount of $1 million, was paid down by $900 thousand in April 2004 and the remaining $95 thousand charged off. A small recovery of $1 thousand was received with no further payment expected.

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

Business properties are also in demand with low vacancies and favorable loan rates. Commercial property values and rental rates increased substantially during 2004. Investors, many seeking exchange properties, continue to seek properties in our market area. The Bank has and expects to experience continued growth in commercial real estate loans during 2005.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At June 30, 2005, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank’s provision for loan losses was $180,000 for the second quarter of 2005, compared to $35,000 for the same period 2004. The provision amount is based on the Bank’s monthly allowance for loan losses calculation including current plans for recovery collection.

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

Loans on non-accrual status totaled $0.9 million and $0.5 million at December 31, 2004 and June 30, 2005, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $126 thousand and $49 thousand for the period ended December 31, 2004 and June 30, 2005, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. Non-performing loans totaled $0.9 million at December 31, 2004 and $0.5 million at June 30, 2005. There were no loans past due 90 days or more and still accruing interest at June 30, 2005.

Non-performing loans were .20% and .10% of total assets as of December 31, 2004 and June 30, 2005, respectively. The allowance for loan loss to non-performing loans was 3.6x and 7.3x at December 31, 2004 and June 30, 2005, respectively.

Total Cash and Due from Banks

Total cash and due from banks were $13.1 million and $16.4 million at December 31, 2004 and June 30, 2005, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth changes from December 31, 2004 to June 30, 2005 for the composition of other earning assets. Interest bearing deposits with other financial institutions decreased by $3 million due to the return of funds which were previously placed in a short term (14 days) pool of money market accounts. Fed Funds Sold have increased due to 1) the return of the $3 million in money market accounts, 2) 13% deposit growth, including $40.5 million net increase in three volatile deposit relationships and, 3) a 13% decrease in the Investment Portfolio.

COMPOSITION OF OTHER EARNING ASSETS

	June 30,	December 31,
	2005	2004	$ Variance	% Variance
(in thousands)
Federal Home Loan Bank, and other stock	$1,844	$1,809	$35	1.93%

Available-for-Sale Investments	49,960	57,394	$(7,434)	-12.95%

Federal Funds Sold	30,845	5,775	$25,070	434.11%

Interest Bearing Deposits other fin inst.	398	3,498	(3,100)	-88.62%

Total Other Earning Assets	$83,047	$68,476	$14,571	21.28%

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2004, net unrealized gains in the portfolio were $147 thousand compared to a net unrealized gain of $176 thousand at June 30, 2005. This change in market value was driven by the flattening of the yield curve with lower long term rates even though the FRB continued increasing rates on short term investments. The portfolio decreased in size due to principle reductions on Mortgage Backed Securities.

At June 30, 2005, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2004 to June 30, 2005 for the composition of deposit categories.

	June 30,	December 31,			% of Total
(in thousands)	2005	2004	$Variance	%Variance	Deposits
Deposits:
Demand, non-interest bearing	$192,209	$143,455	48,754	33.99%	46%
Interest bearing demand	54,527	60,256	(5,729)	-9.51%	13%
Savings	35,008	36,232	(1,224)	-3.38%	8%
Money market	74,796	69,527	5,269	7.58%	18%
Time deposits of $100 or more	16,570	18,034	(1,464)	-8.12%	4%
Time deposits under $100	44,757	42,937	1,820	4.24%	11%
Total deposits	$417,867	$370,441	$47,426	12.80%	100%

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

For the Company, at June 30, 2005, non-interest bearing demand deposits provide 46% of total deposits compared to 38.7% at December 31, 2004. At December 31, 2004 and June 30, 2005, the Bank had three and two deposit relationships, respectively, that it considers to be volatile. The smallest of the three deposit relationships that accounted for approximately 1% of total deposits at December 31, 2005 closed during the second quarter of 2005. The current volatile deposits are held by two, long time customers of the Bank that engage in mortgage related activities. The volatile nature of these relationships was evidenced by a net increase of $40.5 million in these account balances from December 31, 2004 to June 30, 2005. As a percentage of total deposits, these accounts represented 13.6% at December 31, 2004 compared to 21.7% at June 30, 2005. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $401.3 million represented 96% of total deposits at June 30, 2005. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. As discussed in the paragraph below, at June 30, 2005, the Company had a zero balance outstanding on this loan. The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At June 30, 2005, the interest rate on the note was 6.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators.

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

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At June30, 2005, the Bank had borrowings with the FHLB of $28 million collateralized by loans. The borrowing consists of the following:

a) $10 million in borrowing with an initial term of 3 months and a fixed rate of 3.14% matured on July 25, 2005 and was renewed for a period of one year at a variable rate of interest indexed to 3 month LIBOR. The initial rate is 3.61%.
b) $18 million in borrowing with a term of 6 months and a fixed rate of 3.35% matures on October 25, 2005.

On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.

At June 30, 2005, the Bank has a remaining borrowing capacity with existing collateral of approximately $56.9 million and $17.5 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $766 thousand in securities sold under repurchase agreements at December 31, 2004 compared to $799 thousand at June 30, 2005.

Capital

The Company's total stockholders equity was $37.2 million at December 31, 2004 compared to $41.0 million at June 30, 2005. The increase in capital was due to net income of $3,024 thousand, stock options exercised in the amount of $748 thousand, ($8) thousand cash paid in lieu of fractional shares for the April 22, 2005 distribution of the 5% stock dividend, and a decrease in accumulated other comprehensive income of $29 thousand.

On March 25, 2005 the Board of Directors of the Company announced a 5% stock dividend to shareholders of record on April 8, 2005 that was distributed on April 22, 2005. The Consolidated Statements of Stockholders’ Equity found under “Item 1. Financial Statements” in this document reflects the 5% stock dividend.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 7.11375% as of June 30, 2005. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

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

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At June 30, 2005, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Management believes that organic growth in 2005 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At June 30, 2005, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately ten quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $1.2 million at June 30, 2005.

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

Summarized below are the Company’s and the Bank’s capital ratios at June 30, 2005.

	Regulatory Standard
	Adequately	Well	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	9.03%	8.66%

Tier One Risk Based Captial Ratio	4.00%	6.00%	9.95%	9.40%

Total Risk Based Captial Ratio	8.00%	10.00%	10.83%	10.28%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $7 million. At June 30, 2005, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of approximately $74.4 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2004, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 12.7% compared to 17.5% at June 30, 2005. The ratio of net loans to deposits, another key liquidity ratio, was 90.4% at December 31, 2004 compared to 86.7% at June 30, 2005.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation during the three-year period ended June 30, 2005 has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates creating in the decreasing rate environment a narrowing of the net interest margin and in the increasing rate environment for the past four quarters, a widening of the net interest margin. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s June 30, 2005 balances indicate that the net interest income at risk over a one year time horizon for a 1%, 2% and 3% rate increase and 1% rate decrease are within the Company’s policy guidelines for such changes.
(dollars in thousands)

	Shock Rate Scenarios
	-100bp	Base	+100bp	+200bp	+300bp
Net Interest
Income (NII)	$24,089	$25,647	$27,418	$29,282	$31,155

$ Change from Base	$1,558	$-	$1,771	$3,634	$5,508

% Change from Base	-6.08%	0.00%	6.90%	14.17%	21.48%

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
(dollars in thousands)

		% of
Loans	Balance	Total
Variable-Daily	$154,117	42%
Variable-Daily with
Floor*	2,546	1%
Variable every 3 months	19,827	5%
Variable > 3 months	128,777	35%
Fixed	61,976	17%
Total Gross Loans	$367,243	100%

*Daily Variable Loans with Floors
Coming off
Rate Increase	Floor
0.25%	$2,431
0.50%	19
0.75%	96
1.00%	-
$2,546

The table above identifies approximately 42% of the loan portfolio that will re-price immediately in a rising rate environment. The following table shows Management’s estimates of re-pricing opportunities for the entire loan portfolio.
(dollars in thousands)

Total Gross Loans		% of
Re-Pricing	Balance	Total
< 1 Year	$244,875	67%
1-3 Years	67,229	18%
3-5 Years	37,493	10%
> 5 Years	17,645	5%
	$367,243	100%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
N/A

Item 3.  Defaults Upon Senior Securities
N/A

Item 4.  Submission of Matters to a Vote of Security Holders
The following items were submitted to the security holders for approval at the annual meeting held on May 26, 2005:

1. Election of Directors. To elect ten (10) persons to the Board of Directors of the Company to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and have qualified. The following persons elected:

For
Dr. B. R. Bryant	3,575,673
Donald H. Campbell	3,578,146
Kenneth L. Dewar	3,575,574
Mark C. Fugate	3,578,005
Dolores T. Lacey	3,572,840
Merle F. Miller	3,578,146
Michael J. Morris	3,578,146
Daniel J. O’Hare	3,578,146
Alexander F. Simas	3,575,574
Ole K. Viborg	3,380,112
Lawrence P. Ward	3,564,275

2. 2005 Equity Based compensation Plan. To approve the adoption of the 2005 Equity Based Compensation Plan.

For	2,552,385	Against	332,219	Abstained	66,115

3.	Ratification of Independent Accountants. To ratify the appointment of Vavrinek, Trine, Day & Co. LLP as the Company’s independent accountants for the 2005 fiscal year.

For	3,568,072	Against	3,867	Abstained	26,209

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

HERITAGE OAKS BANCORP

DATE: August 5 , 2005

By:	/s/ Lawrence P. Ward
Lawrence P. Ward
Chief Executive Officer

By:	/s/ Margaret A. Torres
Margaret A. Torres
Chief Financial Officer Executive Vice President

EXHIBIT INDEX

Exhibit (31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002