Form 10-Q
period 2005-09-30
HERITAGE OAKS BANCORP
filed 2005-10-20
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____to _____

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

As of October 6, 2005 there were approximately 4,146,936 shares outstanding of the Registrant’s common stock.

• PAGE • 1 •

• PAGE • 2 •

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	30-Sep-05	31-Dec-04
ASSETS	Un-audited	(1)
Cash and due from banks	$23,033	$13,092
Federal funds sold	53,035	5,775
Money market funds	-	3,000

Total cash and cash equivalents	76,068	21,867

Interest bearing deposits other banks	298	498

Securities Available for sale	46,462	57,394
Federal Home Loan Bank Stock, at cost	1,864	1,809
Loans Held For Sale	7,694	2,253
Loans, net	366,158	334,964

Property, premises and equipment, net	10,730	10,383
Cash surrender value life insurance	7,635	7,130
Deferred Tax Assets	2,121	1,918
Goodwill	4,865	4,865
Core Deposit Intangible	1,590	2,021
Other assets	2,884	2,910

TOTAL ASSETS	$528,369	$448,012

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$206,965	$143,455
Savings, NOW, and money market deposits	167,827	166,015
Time deposits of $100 or more	18,098	18,034
Time deposits under $100	50,879	42,937
Total deposits	443,769	370,441

FHLB advances and other borrowed money	28,000	28,500
Securities Sold under Agreement to Repurchase	2,057	766
Notes Payable	-	-
Junior subordinated debentures	8,248	8,248
Other liabilities	3,423	2,807
Total liabilities	485,497	410,762

COMMITMENTS AND CONTINGENCIES	-

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 4,146,936 and 4,102,987 for September 30, 2005 and December 31, 2004, respectively.	28,925	24,050
Retained earnings	13,944	13,053
Accumulated other comprehensive income	3	147
Total stockholders' equity	42,872	37,250

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$528,369	$448,012

(1) These numbers have been derived from the audited financial statements.

See notes to consolidated financial statements

• PAGE • 3 •

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share date)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$7,179	$5,136	$19,794	$15,002
Investment securities	489	627	1,586	1,779
Federal funds sold and commercial paper	270	74	440	228
Interest Bearing Deposits	2	11	7	16
Total interest income	7,940	5,848	21,827	17,025

Interest Expense:

Now accounts	25	10	67	21
MMDA accounts	442	137	983	386
Savings accounts	29	21	71	68
Time deposits of $100 or more	103	61	276	180
Other time deposits	350	197	856	655
Other borrowed funds	398	371	1,201	1,211
Total interest expense	1,347	797	3,454	2,521

Net Interest Income Before Provision for Possible Loan Losses	6,593	5,051	18,373	14,504
Provision for loan losses	170	75	530	280
Net interest income after provision for loan losses	6,423	4,976	17,843	14,224

Non-interest Income:
Service charges on deposit accounts	655	546	1,825	1,644
Gain of Sale of Securities	-	-		28
Other income	734	525	1,962	1,621
Total Non-interest Income	1,389	1,071	3,787	3,293

Non-interest Expense:
Salaries and employee benefits	2,532	2,068	7,188	6,242
Occupancy and equipment	600	644	1,853	1,907
Other expenses	1,743	1,412	4,820	4,210
Total Noninterest Expenses	4,875	4,124	13,861	12,359
Income before provision for income taxes	2,937	1,923	7,769	5,158
Provision for applicable income taxes	1,132	730	2,940	1,927
Net Income	$1,805	$1,193	$4,829	$3,231

Earnings per share: (See note #4)
Basic	$0.44	$0.30	$1.18	$0.81
Fully Diluted	$0.42	$0.28	$1.11	$0.76

See notes to consolidated financial statements

• PAGE • 4 •

HERITAGE OAKS BANCORP
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net Income	$1,805	$1,193	$4,829	$3,231
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	(291)	1,074	(240)	363
Reclassification adjustments for (gains) included in net income	-	-	-	(28)
Other comprehensive income (loss), before taxes	(291)	1,074	(240)	335
Income tax expense (benefit) related to unrealized gain in comprehensive income	118	(428)	96	(145)
Income tax expense (benefit) related to realized gain in comprehensive income	-	-	-	11
Other Comprehensive Income (Loss), Net of Taxes	(173)	646	(144)	201
Comprehensive Income	$1,632	$1,839	$4,685	$3,432

See notes to consolidated financial statements

• PAGE • 5 •

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
September 30, 2005 and September 30, 2004
(Unaudited)
(in thousands except shares outstanding)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
(in thousands)	Outstanding	Stock	Earnings	Income	Equity

Balance January 1, 2005	3,817,943	$24,050	$13,053	$147	$37,250

Exercise of Stock Options	133,980	945			945
Stock dividend - 5%	195,013	3,930	(3,930)		0
Cash paid to Shareholders' in Lieu of fractional shares on 5% Stock Dividend			(8)		(8)
Comprehensive Income
Net Income			4,829		4,829
Unrealized Security Holding Gains (net of $96 tax )				(144)	(144)
Total other comprehensive Income					4,685

Balance September 30, 2005	4,146,936	$28,925	$13,944	$3	$42,872

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
(in thousands)	Outstanding	Stock	Earnings	Income	Equity

Balance January 1, 2004	3,604,497	$20,649	$11,541	$98	$32,288

Exercise of Stock Options	31,172	187			187
5% Stock Dividend to be distributed	180,301	3,065	(3,065)		0
April 23, 2004
Cash Paid in lieu of fractional shares			(6)		(6)
Comprehensive Income
Net Income			3,231		3,231
Unrealized Security Holding Losses (net of $145 tax )				218	218
Less reclasification adjustment for gain (net of ($11) tax)				(17)	(17)
Total other comprehensive Income					3,432

Balance September 30, 2004	3,815,970	$23,901	$11,701	$299	$35,901

See notes to consolidated financial statements

• PAGE • 6 •

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS
Periods ended September 30
(in thousands)

	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,829	$3,231
Adjustments to reconcile net income to net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	688	709
Provision for possible loan losses	530	280
Provision for possible unfunded loan losses	(10)	25
Realized loss on sales of available-for-sale securities, net	0	(28)
Amortization of premiums/discounts on investment securities, net	170	307
FHLB Stock dividends	(55)	(55)
Amortization of intangible assets	431	316
(Increase)/decrease in loans held for sale	(5,441)	1,913
Net increase in cash surrender value of life insurance	(205)	(206)
(Increase) Decrease in other assets	(73)	1
Increase (Decrease) in other liabilities	626	(32)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	1,490	6,461
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,393)	(1,455)
Purchase of mortgage backed securities available-for-sale	0	(17,295)
Proceeds from sales of securities available-for-sale	0	1,534
Proceeds from principal reductions and maturities of securities available-for-sale	850	1,315
Proceeds from principal reductions and maturities of mortgage backed securities available-for-sale	11,065	11,060
Net Change in interest bearing deposits with other banks	200	(4,100)
Proceeds from Sale of FHLB stock	0	435
Purchase of life insurance policies	(300)	0
Increase in loans, net	(31,746)	(35,117)
ALLL Recoveries	22	2
Proceeds from disposal of property	617	0
Purchase of property, premises and equipment, net	(1,660)	(737)
NET CASH USED IN INVESTING ACTIVITIES	(22,345)	(44,358)
Cash Flows From Financing Activities
Increase in deposits, net	$73,328	$18,434
Net increase/(decrease) in other borrowings	791	(3,394)
Proceeds from exercise of stock options	945	187
Cash paid in lieu of fractional shares	(8)	(6)
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,056	15,221
Net Increase/(Decrease) in Cash and Cash Equivalents	54,201	(22,676)
Cash and Cash Equivalents, Beginning of year	21,867	77,114
Cash and Cash Equivalents, End of period	$76,068	$54,438

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,456	$2,277
Income taxes paid	$3,132	$1,775

See notes to consolidated financial statements

• PAGE • 7 •

Note 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying un-audited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-KSB.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust I is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts in the consolidated financial statements for the year ended December 31, 2004 and the three and nine month period ended September 30, 2004 may have been reclassified to conform to the presentation of the consolidated financial statement in 2005.

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

Note 2. INVESTMENT SECURITIES

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debit and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis.

• PAGE • 8 •

The amortized cost and fair values of investment securities available for sale at September 30, 2005 and December 31, 2004:

(in thousands)
September 30, 2005		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,330	$-	$(26)	$1,304
Mortgage-backed securities	31,316	29	(400)	30,945
Obligations of State and Political Subdivisions	13,804	431	(31)	14,204
Other Securities	9	-	-	9
Total	$46,459	$460	$(457)	$46,462

December 31, 2004		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,868	$5	$(30)	$1,843
Mortgage-backed securities	42,622	181	(239)	42,564
Obligations of State and Political Subdivisions	12,651	413	(86)	12,978
Other Securities	9	-	-	9
Total	$57,150	$599	$(355)	$57,394

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:

	September 30,	December 31,
(in thousands)	2005	2004

Commercial, financial, and agricultural	$65,492	$49,584
Real estate-construction	76,202	66,833
Commercial real estate	224,171	217,473
Installment loans to individuals	5,410	5,538
All other loans (including overdrafts)	304	265
	371,579	339,693

Less - deferred loan fees, net	(1,662)	(1,482)
Less - reserve for possible loan losses	(3,759)	(3,247)

Total loans	$366,158	$334,964

Loans Held For Sale	$7,694	$2,253

 Concentration of Credit Risk

At September 30, 2005, over $300 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

• PAGE • 9 •

At September 30, 2005, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $17 million and un-disbursed loan commitments in the approximate amount of $152 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	September 30,	December 31,
	2005	2004

Balance at beginning of year	$3,247	$3,070
Additions charged to operating expense	530	410
Loans charged off	(40)	(236)
Recoveries of loans previously charged off	22	3
Balance at end of year	$3,759	$3,247

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

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Bank adopted SFAS No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effect interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

• PAGE • 10 •

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three and nine months ended September 30, 2005 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was 1.03% as of September 30, 2005 and 0.97% as of December 31, 2004. Management believes that the allowance for credit losses at September 30, 2005 is prudent and warranted, based on information currently available.

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

The following table shows the number of shares used to calculate and the earnings per share for the three and nine months ending September 30, 2005 and 2004:

	EPS		EPS
	For the Three Months Ending:		For the Nine Months Ending:
	30-Sep-05	30-Sep-04	30-Sep-05	30-Sep-04
Net Income	$1,804,918	$1,193,646	$4,828,627	$3,231,240
Basic	$0.44	$0.30	$1.18	$0.81
Diluted	$0.42	$0.28	$1.11	$0.76
Shares:
Basic	4,124,030	3,999,395	4,098,162	3,989,084
Diluted	4,332,785	4,273,470	4,343,320	4,278,425

• PAGE • 11 •

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended		Nine Months Ended
	30-Sep-05	30-Sep-04	30-Sep-05	30-Sep-04
Net income:
As reported	$1,804,918	$1,193,646	$4,828,627	$3,231,240
Stock-based compensation using the intrinsic value method	-	-	-	-
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(6,607)	(7,551)	(77,541)	(52,727)
Pro forma net income	$1,798,311	$1,186,095	$4,751,086	$3,178,513

Weighted Average Shares Outstanding - Basic	4,124,030	3,999,395	4,098,162	3,989,084
Weighted Average Shares Outstanding - Diluted	4,332,785	4,273,470	4,343,320	4,278,425

Basic Earnings per share
As reported	$0.44	$0.30	$1.18	$0.81
Pro forma	$0.44	$0.30	$1.16	$0.80

Earnings per share - assuming dilution
As reported	$0.42	$0.28	$1.11	$0.76
Pro forma	$0.42	$0.28	$1.09	$0.74

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would have been effective for the Corporation on January 1, 2005. In December 2004, the FASB issued SFAS No. 123 (revised 2004). “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 15, 2005, the SEC extended the compliance deadline for SFAS 123(R) to the first interim or annual report for a Company’s first fiscal year beginning on or after June 15, 2005. The Company has not determined if the adoption of this standard will have a material impact on its financial statements.

• PAGE • 12 •

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

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At September 30, 2005, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

Note 6. RECLASSIFICATIONS

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

• PAGE • 13 •

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending September 30, 2005 and 2004. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

THE COMPANY

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Bank"), an 11 branch bank serving San Luis Obispo and northern Santa Barbara Counties. In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

• PAGE • 14 •

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Executive Summary and Recent Developments

The table below provides selected financial data that highlights the Company’s quarterly performance results:

SELECTED FINANCIAL DATA
For the Quarter Ended,

	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05

Return on Average Assets	0.99%	0.82%	1.02%	1.06%	1.18%	1.24%	1.37%	1.44%

Return on Average Equity	13.59%	10.60%	13.62%	13.62%	14.77%	14.74%	15.94%	17.03%

Average Equity to Average Assets	6.76%	7.69%	7.58%	7.78%	6.76%	8.40%	8.60%	8.47%

Net Interest Margin	4.85%	4.71%	4.87%	5.15%	5.40%	5.55%	5.68%	5.80%

Efficiency Ratio*	68.94%	72.65%	68.55%	67.36%	67.64%	64.14%	62.66%	61.08%

Average Loans to Average Deposits	81.74%	80.10%	80.63%	80.88%	85.65%	92.82%	91.91%	89.60%

Net Income	$975	$876	$1,162	$1,193	$1,353	$1,417	$1,606	$1,805

Earnings Per Share:
Basic	$0.26	$0.22	$0.29	$0.30	$0.33	$0.35	$0.39	$0.44
Diluted	$0.24	$0.20	$0.27	$0.28	$0.31	$0.33	$0.37	$0.42
Outstanding Shares:
Basic	3,743,258	3,980,382	3,987,768	3,999,395	4,007,309	4,053,900	4,111,714	4,124,030
Diluted	4,033,538	4,282,901	4,272,027	4,273,470	4,306,783	4,305,622	4,349,899	4,332,785

* The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

In the culmination of many years of effort to gain a greater presence in Santa Maria, the Company acquired Hacienda Bank of Santa Maria on October 31, 2003. Management viewed Santa Maria as an area within the Company’s primary service area that presented good opportunities for growth of the Bank’s business. The acquisition was accretive to earnings in the third quarter of 2004, one quarter ahead of management’s initial expectation.

In 1999, the Company implemented a Corporate Culture Survey that allows employees to respond anonymously to nearly 100 questions regarding communication, training, management effectiveness and many other pertinent areas. This survey is conducted annually during the fourth quarter. The results of the survey provide senior management and the Board fo Directors with information that assists in future endeavors to address areas where there is an opportunity to improve. During the past five years, the overall “rating” has shown measured improvement. Senior management and the Board of Directors consider this to be one of the most important achievements for the Company.

• PAGE • 15 •

The Company continues to focus on increased market share in each city within its primary market area. Measured calling programs for both lending and operational staff have been implemented utilizing, among other resources, a Customer Relationship Management (CRM) system. While competition remains robust in the Central Coast with numerous independent banks headquartered in the area and the presence of the major financial institutions, the Company believes that its unique corporate culture will ultimately be its best tool to accomplish its market share goals. According to deposit market share data compiled by the FDIC, from June 1998 to June 2005, the Company’s market share in San Luis Obispo County grew from 5.9% to 7.9%. This growth represented a move from the eighth position among seventeen commercial banks and thrifts to fourth among fifteen commercial banks and thrifts. The Compound Annual Growth Rate (CAGR) for the Company over a ten year period (June 1995 through June 2005) was 18.2% compared to a CAGR of 7.5% for total deposits in San Luis Obispo County.

In July 2003, the Bank purchased a property immediately adjacent to its Headquarters facility. Construction is under way on approximately 20 thousand square feet of office space to house all administrative functions of the Company. Completion of the project is anticipated to be late in the first quarter of 2006.

On September 27, 2004, the Company commenced trading under the symbol HEOP on the Nasdaq Capital Market.

In early October 2004, the Bank began the process of converting the previous Hacienda Bank computer systems and changing the name from Hacienda Bank, a Division of Heritage Oaks Bank to Heritage Oaks Bank. The computer conversion took place on March 4, 2005. At that same time, the Bank relocated its original branch office in Santa Maria to one of the acquired branch locations. These two branch offices were located within one mile of one another. The Bank is in the process of sub-leasing the vacated facility. The underlying lease expires in October 2008.

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

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational. Management believes that the Company’s primary market area consists of the following four distinct areas. The following also outlines some of the characteristics that define these market areas:

1.	Northern San Luis Obispo County - Paso Robles and Atascadero
-	A small town environment with transitioning culture and diversifying industry
-	A pocket of relatively affordable housing in some of California’s least densely populated coastal communities
-	Halfway between San Francisco and Los Angeles on US Highway 101 and the main Highway 46 corridor to the coast from growing Fresno and Bakersfield in California’s central valley

2.	San Luis Obispo
-	Home to California State Polytechnic University, a nationally acclaimed member of the California State University system
-	A robust market with a highly attractive mix of culture, country and coast
-	A dynamic environment of growth and cultural evolution

• PAGE • 16 •

3.	Cambria, San Simeon, Morro Bay, Pismo and Arroyo Grande
-	Some of the finest, most underdeveloped and accessible coastline in California
-	At the terminus of Highway 46 from California’s central valley, these enclaves have attracted residential investment by many living in Fresno, Bakersfield and other communities
-	All the ingredients are intact for further economic transition and development

4.	Northern Santa Barbara County - Santa Maria and Orcutt
-	Combination of family communities, resort destinations and agricultural zones
-	Largest developable coastal area in the region
-	Santa Maria is the largest city in the Central Coast region

The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled 258 thousand and 85 thousand, respectively, according to recent economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches also contribute largely to the local economy. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2004 Annual Report, Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which was filed on Form 10-KSB.

The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

• PAGE • 17 •

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

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended September 30, 2005 of $1.8 million compared to $1.2 million during the same period in 2004. This represents an increase of 51%. Basic earnings per share for the three months ended September 30, 2005 and September 30, 2004, were $0.44 and $0.30, respectively. Diluted earnings per share for the three months ended September 30, 2005 and September 30, 2004, were $0.42 and $0.28, respectively.

The Company reported net income for the nine months ended September 30, 2005 of $4.8 million compared to $3.2 million during the same period in 2004. This represents an increase of 49%. Basic earnings per share for the nine months ended September 30, 2005 and September 30, 2004, were $1.18 and $0.81, respectively. Diluted earnings per share for the nine months ended September 30, 2005 and September 30, 2004, were $1.11 and $0.76, respectively.

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

The table below sets forth changes for the three and nine months ended September 30, 2005 compared to the same period in 2004 in regard to volume and rate associated with interest earning assets and interest bearing deposits.

• PAGE • 18 •

	Analysis of Changes in Net Interest Income (in thousands)

	Three months ended			Nine months ended
	September 30. 2005 over 2004			September 30. 2005 over 2004
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$1,258	$785	$2,043	$3,259	$1,533	$4,792
Investment securities taxable	(146)	(15)	(161)	(257)	4	(253)
Investment securities non-taxable (2):	24	(1)	23	67	(7)	60
Taxable equivalent adjustment (2):	12	(1)	12	35	(4)	31
Interest bearing deposits	(24)	15	(9)	(5)	(4)	(9)
Federal funds sold	49	147	196	(45)	257	212
Net increase (decrease)	1,175	929	2,104	3,055	1,778	4,833
Interest expense:
Savings, now, money market	13	315	328	36	610	646
Time deposits	(20)	215	195	(97)	394	297
Other borrowings	(9)	(7)	(16)	(4)	(109)	(113)
Long term borrowings	-	43	43	-	103	103
Net increase (decrease)	(16)	566	550	(65)	998	933
Total net increase (decrease)	$1,190	$363	$1,554	$3,121	$779	$3,900

(1) Loan fees of $347 and $272 for the three months ending September 30, 2005 and 2004 , respectively, and loan fees of $1,033 and $735 for the nine months ending September 30, 2005 and 2004, respectively been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.
Note A: Average balances of all categories in each period were included in the volume computations.
Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The tables below sets forth changes for the three and nine months ending September 30, 2005 compared to the same periods in 2004 for average interest earning assets and their respective average yields.

(dollars in thousands)	Average Balance for the three months ending September 30,		$	%	Average Yield for the three months ending September 30,
Interest Earning Assets:	2005	2004	Variance	Variance	2005	2004	Variance
Interest Bearing Deposits	$396	$3,381	$(2,985)	-88.29%	2.00%	1.29%	0.71%
Investment securities taxable	36,457	52,041	(15,584)	-29.95%	3.71%	3.83%	-0.12%
Investment securities non-taxable	13,684	11,465	2,219	19.35%	4.29%	4.33%	-0.04%
Federal funds sold	31,250	21,002	10,248	48.80%	3.43%	1.40%	2.03%
Loans (1) (2)	373,200	304,555	68,645	22.54%	7.63%	6.69%	0.94%

Total interest earning assets	$454,987	$392,444	$62,543	15.94%	6.92%	5.91%	1.01%

(dollars in thousands)	Average Balance for the nine months ending September 30,		$	%	Average Yield for the nine months ending September 30,
Interest Earning Assets:	2005	2004	Variance	Variance	2005	2004	Variance
Interest Bearing Deposits	$943	$1,514	$(571)	-37.71%	0.99%	1.41%	-0.42%
Investment securities taxable	40,461	49,373	(8,912)	-18.05%	3.82%	3.81%	0.01%
Investment securities non-taxable	13,265	11,206	2,059	18.37%	4.34%	4.43%	-0.09%
Federal funds sold	18,606	27,614	(9,008)	-32.62%	3.16%	1.10%	2.06%
Loans (1) (2)	358,233	297,545	60,688	20.40%	7.39%	6.74%	0.65%

Total interest earning assets	$431,508	$387,252	$44,256	11.43%	6.76%	5.88%	0.88%

(1)	Nonaccrual loans have been included in total loans.
(2)
Loan fees of $347 and $272 for the three months ending September 30, 2005 and 2004 , respectively, and loan fees of $1,033 and $735 for the nine months ending September 30, 2005 and 2004, respectively been included in the interest income computation.

• PAGE • 19 •

The Company has been able to increase the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Additions to the loan portfolio for both the three and nine months ending September 30, 2005 were achieved under the Company’s established Loan Policy. For the three month and nine months ending September 30, 2005 compared to the same period in 2004, the average yield on loans improved by 94 and 65 basis points, respectively. This has been primarily due to action by the Federal Reserve Bank of raising rates by 200 basis points from September 2004 through September 30 2005. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

For the nine months ended September 30, 2005 compared to the same period in 2004, other than loans and the tax-exempt portion of the investment portfolio the average balances for all categories of interest earning assets decreased and provided funds for the robust loan demand. The Company can significantly increase its holdings of tax-exempt securities before triggering an Alternative Minimum Tax issue. The Company has increased this particular portfolio by approximately 18.4% in the past year. For the three months ended September 30, 2005, the average balance in Fed Funds Sold increased by 48.8% due primarily to higher demand deposit balances, particularly attributable to deposit accounts management considers volatile. The average rate earned on Fed Funds Sold also increased by 203 basis points. The combined volume and rate influences on Fed Funds Sold increased interest income for these assets by $196,000.

The tables below sets forth changes for the three and nine months ending September 30, 2005 compared to the same periods in 2004 for average interest bearing liabilities and their respective average rates paid.

(dollars in thousands)	Average Balance for the three months ending September 30,		$	%	Average Rate for the three months ending September 30,
Interest bearing liabilities:	2005	2004	Variance	Variance	2005	2004	Variance
Savings/NOW/money market	$168,734	$157,111	$11,623	7.40%	1.17%	0.42%	0.75%
Time deposits	63,050	68,926	(5,876)	-8.53%	2.85%	1.49%	1.36%
Other borrowings	29,251	30,266	(1,015)	-3.35%	3.36%	3.46%	-0.10%
FF Purchased	-	-	-	100.00%	0.00%	0.00%	0.00%
Long Term Debt	8,248	8,248	-	0.00%	7.22%	5.15%	2.07%

Total interest-bearing liabilities	$269,283	$264,551	$4,732	1.79%	1.98%	1.20%	0.78%

(dollars in thousands)	Average Balance for the nine months ending September 30,		$	%	Average Rate for the nine months ending September 30,
Interest bearing liabilities:	2005	2004	Variance	Variance	2005	2004	Variance
Savings/NOW/money market	$166,131	$155,275	$10,856	6.99%	0.90%	0.41%	0.49%
Time deposits	61,372	71,710	(10,338)	-14.42%	2.47%	1.56%	0.91%
Other borrowings	31,439	31,762	(323)	-1.02%	3.31%	3.78%	-0.47%
FF Purchased	193	-	193	100.00%	3.46%	0.00%	3.46%
Long Term Debt	8,248	8,248	-	0.00%	6.76%	5.09%	1.67%

Total interest-bearing liabilities	$267,383	$266,995	$388	0.15%	1.73%	1.26%	0.47%

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

• PAGE • 20 •

From September 2004 through September 2005, the Federal Reserve Bank increased rates by a total of 200 basis points. Due to the asset sensitive nature of the Company’s balance sheet, these increases, coupled with the Company’s substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, are the primary factors for the increase in net interest margin.

For the three months ending September 30, 2005 compared to the same period in 2004, the Company was able to increase the Net Interest Margin as the result of an increase of 101 basis points in average yield on average interest earning assets from 5.91% to 6.92% while the average yield on average interest earning liabilities increased by only 78 basis points from 1.20% to 1.98%.

AVERAGE BALANCE SHEET INFORMATION

(dollars in thousands)	For the three months ending September 30,						For the nine months ending September 30,
		2005			2004			2005			2004
	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.
Interest Earning Assets:	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Interest bearing deposits	$396	2.00%	$2	$3,381	1.29%	$11	$943	0.99%	$7	$1,514	1.41%	$16
Investment securities taxable	36,457	3.71%	341	52,041	3.83%	502	40,461	3.82%	1,155	49,373	3.81%	1,408
Investment securities non-taxable	13,684	4.29%	148	11,465	4.33%	125	13,265	4.34%	431	11,206	4.43%	371
Federal funds sold	31,250	3.43%	270	21,002	1.40%	74	18,606	3.16%	440	27,614	1.10%	228
Loans (1) (2)	373,200	7.63%	7,179	304,555	6.69%	5,136	358,233	7.39%	19,794	297,545	6.74%	15,002
Total interest earning assets	454,987	6.92%	7,940	392,444	5.91%	5,848	431,508	6.76%	21,827	387,252	5.88%	17,025

Allowance for possible loan losses	(3,664)			(3,148)			(3,491)			(3,150)
Other assets	48,876			61,492			47,988			60,168
TOTAL ASSETS	$500,199			$450,788			$476,005			$444,270
Interest -bearing liabilities:
Savings/NOW/money market	168,734	1.17%	496	157,111	0.42%	168	166,131	0.90%	1,121	155,275	0.41%	475
Time deposits	63,050	2.85%	453	68,926	1.49%	258	61,372	2.47%	1,132	71,710	1.56%	835
Other borrowings	29,251	3.36%	248	30,266	3.46%	264	31,439	3.31%	779	31,762	3.78%	897
FF Purchased	-	0.00%	-	0	0.00%	-	193	3.46%	5	-	0.00%	-
Long Term Debt	8,248	7.22%	150	8,248	5.15%	107	8,248	6.76%	417	8,248	5.09%	314
Total interest-bearing liabilities	269,283	1.98%	1,347	264,551	1.20%	$797	267,383	1.73%	3,454	266,995	1.26%	2,521
Demand deposits	184,756			148,579			164,940			140,879
Other liabilities	3,774			2,609			3,286			2,418
Stockholders' equity
Common stock	28,909			23,879			27,717			22,792
Retained earnings	13,414			11,298			12,609			11,185
Valuation Allowance Investments	63			(128)			70			1
Total stockholders' equity	42,386			35,049			40,396			33,978
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$500,199			$450,788			$476,005			$444,270

Net Interest Income			$6,593			$5,051			$18,373			$14,504
Net Interest Margin (3)		5.80%			5.15%			5.68%			4.99%

(1)	Nonaccrual loans have been included in total loans.
(2)
Loan fees of $347 and $272 for the three months ending September 30, 2005 and 2004 , respectively, and loan fees of $1,033 and $735 for the nine months ending September 30, 2005 and 2004, respectively been included in the interest income computation.

(3)	Net interest income has been calculated by dividing the net interest income by total average earning assets.

• PAGE • 21 •

Non-Interest Income

The tables below set forth changes for the three and nine months ending September 30, 2005 compared to the same period in 2004 for non-interest income excluding Gain on Sale of Securities.

Non-Interest Income Components
	For Three Months Ended
	September 30,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Service Charges on Deposit Accounts	$655	$546	$109	20.0%
ATM/Debit Card Transaction/Interchange Fees	170	150	20	13.3%
Bancard	34	28	6	21.4%
Mortgage Origination Fees	296	151	145	96.0%
Earnings on Cash Surrender Value Life Ins	88	78	10	12.8%
Other	146	118	28	23.7%
Total	$1,389	$1,071	$318	29.7%

	For Nine Months Ended
	September 30,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Service Charges on Deposit Accounts	$1,825	$1,644	$181	11.0%
ATM/Debit Card Transaction/Interchange Fees	464	428	36	8.4%
Bancard	105	86	19	22.1%
Mortgage Origination Fees	719	528	191	36.2%
Earnings on Cash Surrender Value Life Ins	239	238	1	0.4%
Other	435	341	94	27.6%
Total	$3,787	$3,265	$522	16.0%

Mortgage origination fee income remains strong as we continue to experience favorable long term rates in the current flat yield curve environment. Service charges on deposit accounts have improved due primarily to the growth of transactional deposit accounts. For the three months ended September 30, 2005 compared to the same period in 2004, Mortgage Origination Fees increased due to an increased volume of new mortgage loan fundings which were primarily attributable to a favorable interest rate environment and higher residential real estate prices.

• PAGE • 22 •

Non-Interest Expenses

The tables below set forth changes for the three and nine months ending September 30, 2005 compared to the same period in 2004 for non-interest expense.

Non-Interest Expense Components
	For Three Months Ended
	September 30,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Salaries and Employee Benefits	$2,532	$2,068	$464	22.4%
Occupany and Equipment	600	644	(44)	-6.8%
Data Processing	561	511	50	9.8%
Advertising and promotional	175	143	32	22.4%
Regulatory fees	27	25	2	8.0%
Other professional fees and outside services	156	163	(7)	-4.3%
Legal fees and other litigation expense	22	24	(2)	-8.3%
Loan Department Costs	45	52	(7)	-13.5%
Stationery and supplies	72	103	(31)	-30.1%
Director fees	70	46	24	52.2%
Core Deposit Intangible Amortization	143	105	38	36.2%
Other	472	240	232	96.7%
Total	$4,875	$4,124	$751	18.2%

	For Nine Months Ended
	September 30,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Salaries and Employee Benefits	$7,188	$6,242	$946	15.2%
Occupany and Equipment	1,853	1,907	(54)	-2.8%
Data Processing	1,678	1,478	200	13.5%
Advertising and promotional	438	435	3	0.7%
Regulatory fees	77	88	(11)	-12.5%
Other professional fees and outside services	399	432	(33)	-7.6%
Legal fees and other litigation expense	80	71	9	12.7%
Loan Department Costs	116	130	(14)	-10.8%
Stationery and supplies	238	289	(51)	-17.6%
Director fees	175	161	14	8.7%
Core Deposit Intangible Amortization	430	316	114	36.1%
Other	1,189	810	379	46.8%
Total	$13,861	$12,359	$1,502	12.2%

Salary/Related Expense

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and nine months ending September 30, 2005 and 2004. For the nine months ending September 30, 2005, approximately $442 thousand or 47% of the increase is due to the increased bonus accrual as the result of the record earnings for the first three quarters of 2005. Approximately $337 thousand or 36% of the increase is due to salary.

Data Processing Expense

For the three months ending September 30, 2005 compared to the same period in 2004, there was approximately a $102 thousand increase in Escrow Accounting costs related to three long-time deposit customers of the Bank and a $52 thousand decrease in all other categories of data processing expense. For the nine months ending September 30, 2005 compared to the same period in 2004, there was approximately a $255 thousand increase in Escrow Accounting costs related to three long-time deposit customers of the Bank and a $55 thousand decrease in all other categories of data processing expense.

• PAGE • 23 •

Provision for Income Taxes

The provision for income taxes was 38.5% and 38.0% of net pre-tax income for the three months ending September 30 2005, and 2004, respectively. The provision for income taxes was 37.8% and 37.4% of net pre-tax income for the nine months ending September 30 2005, and 2004, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $448.0 million at December 31, 2004 compared to $528.3 million at September 30, 2005. This represents an increase of $80.3 million or approximately 18%.

Loans

The table below sets forth changes from December 31, 2004 to September 30, 2005 for the composition of the loan portfolio.

Major classifications of loans were:
	September 30,	December 30,
	2005	2004	$ Variance	% Variance
(dollars in thousands)
Commercial, financial, and agricultural	$65,492	$49,584	15,908	32.08%
Real estate-construction	76,202	66,833	9,369	14.02%
Commercial Real Estate	224,171	217,473	6,698	3.08%
Installment loans to individuals	5,410	5,538	(128)	-2.31%
All other loans (including overdrafts)	304	265	39	14.72%
	371,579	339,693	31,886	9.39%

Less - deferred loan fees, net	(1,662)	(1,482)	(180)	12.15%
Less - reserve for possible loan losses	(3,759)	(3,247)	(512)	15.77%

Total loans	$366,158	$334,964	31,194	9.31%

Loans Held For Sale	$7,694	$2,253	5,441	241.50%

Gross loans grew by almost 10% in the first nine months of 2005 with most of the growth in the second quarter. During the first quarter of 2005, there were numerous construction projects that were completed resulting in either 1) the sale of the properties and pay-downs on the outstanding loans or 2) conversion to mini-perm commercial real estate loans. In addition, commercial real estate loans experienced some early pay-off activity during the first quarter. During the second quarter numerous new loans were made on commercial properties, for acquisition of residential development properties and for residential and commercial construction. During the third quarter a total of $42 million in new loans were made; however, many were construction loans and credit lines with limited funding. This, combined with payoffs, resulted in loan growth of $5.0 million during the third quarter.

The increase in commercial, financial and agricultural loans is attributed primarily to draws on existing and new lines of credit.

The increase in real estate-construction loans can be attributed to several new large construction projects and funding of existing construction projects during the period. New loans include a hotel for $6.3 million, a strip center for $2.2 million, an office building for $3.3 million, a residential development for $3.3 million, retail/office building for $1.4 million, additions to a strip center for $2.2 million, a restaurant/wine shop for $1.7 million, a retail/office building for $4.2 million, a motel addition for $4.3 million, a commercial building for $9.5 million, a condo project for $3.4 million, a retail/warehouse building for $4.4 million, residential developments for $1.7 million and for $1.8 million, a gas station for $1 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

• PAGE • 24 •

The Bank presently has a concentration of loans in construction/land in the amount of $72.5 million with an additional $48.4 million undisbursed. Combined this represents 265% of the Bank’s Total Risk Based capital. At September 30, 2005 there were 89 construction loans with outstanding balances and remaining commitments of approximately $53.5 million and $48.4 million, respectively. The hotel loan for $6.3 million, mentioned above, was the single largest loan in the Company’s portfolio at September 30, 2005. At September 30, 2005, there were 52 land loans with balances of approximately $19.0 million. The single largest land loan accounts for approximately $3.3 million of the total and is for a single family home tract development. The construction/land loans are spread throughout the Company’s market area and have consistently performed in a satisfactory manner.

The increase in commercial real estate loans is attributed to several of the construction loans moving into amortizing loans and to new commercial property loans including an office/warehouse building for $2.1 million, a hotel for $4.3 million, commercial building for $2.2 million, several new property loans to one client for $3.7 million, a strip center for $4.9 million, a bowling alley for $1.5 million and a commercial warehouse for $2.7 million.

Hotel loans are presently considered to be a concentration with $44.3 million in loans and an additional $6.7 million in undisbursed commitments. Hotel loans are up $7.7 million from 2004 year end and now represent 111.32% of the Bank’s Total Risk Based capital. At September 30, 2005, there were 28 hotel loans. The single largest loan with a balance of approximately $4.3 million was made to an upscale resort hotel located in Avila Beach, California. The hotel loans are also made to clients throughout the Company’s market. These loans have also typically paid as agreed. The Bank had one out of area hotel participation loan that was in default. This loan, in the original amount of $1.0 million, was paid down by $900 thousand in April 2004 and the remaining $95 thousand charged off. A small recovery of $1 thousand was received with no further payment expected.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for the expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds have been deposited with the Bank with $4.0 million remaining. These funds are being used for capital improvements to the assisted living facility. The letter of credit will expire in September 2007.

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

At September 30, 2005, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

• PAGE • 25 •

The Bank’s provision for loan losses was $170 thousand for the third quarter of 2005, compared to $75 thousand for the same period 2004. The provision amount is based on the Bank’s monthly allowance for loan losses calculation including current plans for recovery collection.

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

Loans on non-accrual status totaled $0.9 million and $0.5 million at December 31, 2004 and September 30, 2005, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $126 thousand and $80 thousand for the period ended December 31, 2004 and September 30, 2005, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. Non-performing loans totaled $0.9 million at December 31, 2004 and $0.5 million at September 30, 2005. There were no loans past due 90 days or more and still accruing interest at September 30, 2005.

Non-performing loans were 0.20% and 0.09% of total assets as of December 31, 2004 and September 30, 2005, respectively. The allowance for loan loss to non-performing loans was 3.6x and 7.9x at December 31, 2004 and September 30, 2005, respectively.

Total Cash and Due from Banks

Total cash and due from banks were $13.1 million and $23.0 million at December 31, 2004 and September 30, 2005, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth changes from December 31, 2004 to September 30, 2005 for the composition of other earning assets. Interest bearing deposits with other financial institutions decreased by $3.2 million primarily due to the return of funds which were previously placed in a short term (14 days) pool of money market accounts. Fed Funds Sold have increased due to: 1) the return of the $3 million in money market accounts, 2) 20% deposit growth, including $41.7 million net increase in two volatile deposit relationships and, 3) a 19% decrease in the Investment Portfolio.

• PAGE • 26 •

COMPOSITION OF OTHER EARNING ASSETS

	September 30,	December 31,
	2005	2004	$ Variance	% Variance
(dollars in thousands)
Federal Home Loan Bank, and other stock	$1,864	$1,809	$55	3.04%

Available-for-Sale Investments	46,462	57,394	$(10,932)	-19.05%

Federal Funds Sold	53,035	5,775	$47,260	818.35%

Interest Bearing Deposits	298	3,498	(3,200)	-91.48%

Total Other Earning Assets	$101,659	$68,476	$33,183	48.46%

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2004, net unrealized gains in the portfolio were $147 thousand compared to a net unrealized gain of $3 thousand at September 30, 2005. This change in market value was driven by the flattening of the yield curve with lower long term rates even though the FRB continued increasing rates on short term investments. The portfolio decreased in size due to principle reductions on Mortgage Backed Securities.

At September 30, 2005, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2004 to September 30, 2005 for the composition of deposit categories.

• PAGE • 27 •

	September 30,	December 31,			% of Total
(in thousands)	2005	2004	$ Variance	% Variance	Deposits
Deposits:
Demand, non-interest bearing	$206,965	$143,455	63,510	44.27%	47%
Interest bearing demand	52,595	60,256	(7,661)	-12.71%	12%
Savings	33,170	36,232	(3,062)	-8.45%	7%
Money market	82,062	69,527	12,535	18.03%	18%
Time deposits of $100 or more	18,098	18,034	64	0.35%	4%
Time deposits under $100	50,879	42,937	7,942	18.50%	11%
Total deposits	$443,769	$370,441	$73,328	19.79%	100%

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

For the Company, at September 30, 2005, non-interest bearing demand deposits provide 46.6% of total deposits compared to 38.7% at December 31, 2004. At December 31, 2004 and September 30, 2005, the Bank had three and two deposit relationships, respectively, that it considers to be volatile. The smallest of the three deposit relationships that accounted for approximately 1% of total deposits at December 31, 2005 closed during the second quarter of 2005. The current volatile deposits are held by two, long time customers of the Bank that engage in mortgage related activities. The volatile nature of these relationships was evidenced by a net increase of $41.7 million in these account balances from December 31, 2004 to September 30, 2005. As a percentage of total deposits, these accounts represented 13.6% at December 31, 2004 compared to 20.7% at September 30, 2005. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100 thousand, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $425.7 million represented 95.9% of total deposits at September 30, 2005. The Company does not purchase funds through deposit brokers.

In October 2003, the Company executed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. As discussed in the paragraph below, at September 30, 2005, the Company had a zero balance outstanding on this loan. The note was obtained to assist with the cash and capital needs for the acquisition of Hacienda. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At September 30, 2005, the interest rate on the note was 6.75% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators.

One of the benefits of merging Hacienda Bank with and into the Bank on June 28, 2004 was the enhanced capital position of the resultant bank. On July 22, 2004, the Bank’s Board of Directors declared a dividend of $3.5 million to the Company to enable the Company to pay the PCBB line of credit down to zero. This was done on July 23, 2004. The line of credit in the amount of $3.5 million is still available to the Company until October 2005. The Company is currently in the process of renewing the revolving line of credit for an additional two years.

• PAGE • 28 •

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At September 30, 2005, the Bank had borrowings with the FHLB of $28 million collateralized by loans. The borrowing consists of the following:

a) $10 million in borrowing maturing in July 2006 with a term of 1 year at a variable rate of interest indexed to 3 month LIBOR. The initial rate was 3.61%.
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

At September 30, 2005, the Bank has a remaining borrowing capacity with existing collateral of approximately $63.2 million and $14.9 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $766 thousand in securities sold under repurchase agreements at December 31, 2004 compared to $2.1 million at September 30, 2005.

Capital

The Company's total stockholders equity was $37.2 million at December 31, 2004 compared to $42.9 million at September 30, 2005. The increase in capital was due to net income of $4,829,000, stock options exercised in the amount of $945 thousand, $8 thousand cash paid in lieu of fractional shares for the April 22, 2005 distribution of the 5% stock dividend, and a decrease in accumulated other comprehensive income of $144 thousand.

On March 25, 2005 the Board of Directors of the Company announced a 5% stock dividend to shareholders of record on April 8, 2005 that was distributed on April 22, 2005. The Consolidated Statements of Stockholders’ Equity found under “Item 1. Financial Statements” in this document reflect the 5% stock dividend.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 7.11375% as of September 30, 2005. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 thousand in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

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

• PAGE • 29 •

The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1.9 million on April 11, 2002 and capital contributions to the Bank for future growth.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At September 30, 2005, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

Management believes that organic growth in 2005 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At September 30, 2005, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately ten quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $2.4 million at September 30, 2005.

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

Summarized below are the Company’s and the Bank’s capital ratios at September 30, 2005.

	Regulatory Standard
	Adequately	Well	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	8.78%	8.53%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.09%	9.65%

Total Risk Based Captial Ratio	8.00%	10.00%	10.99%	10.55%

• PAGE • 30 •

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $13.5 million. At September 30, 2005, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of approximately $78.1 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2004, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 12.7% compared to 22.5% at September 30, 2005. The ratio of net loans to deposits, another key liquidity ratio, was 90.4% at December 31, 2004 compared to 82.5% at September 30, 2005.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation during the three-year period ended September 30, 2005 has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates creating in the decreasing rate environment a narrowing of the net interest margin and in the increasing rate environment for the past four quarters, a widening of the net interest margin. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

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

• PAGE • 31 •

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Northern Santa Barbara County and San Luis Obispo County, California, are subject to risks associated with the local economy.

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

Management employs the use of an Asset and Liability Management software that is used to measure the Bank’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Bank’s interest sensitivity. Based on the results of this model, management believes the Bank’s balance sheet is “asset sensitive”. This means the Company expects (all other things being equal) to expand its net interest income if rates rise and expects it conversely to contract if rates fall. The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Bank’s ALCO policies. Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s September 30, 2005 balances indicate that the net interest income at risk over a one year time horizon for a 1%, 2% and 3% rate increase and 1% rate decrease are within the Company’s policy guidelines for such changes.

• PAGE • 32 •

(dollars in Thousands)	Shock Rate Scenarios
	-100bp	Base	+100bp	+200bp	+300bp

Net Interest Income (NII)	$24,174	$25,804	$27,621	$29,557	$31,517

$ Change from Base	$(1,630)	$-	$1,817	$3,752	$5,713

% Change from Base	-6.32%	0.00%	7.04%	14.54%	22.14%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio.

(dollars in Thousands)
		% of
Gross Loans	Balance	Total
Variable-Daily	$152,671	41%
Variable >Daily < 3 months	8,330	2%
Variable > 3 months	145,321	39%
Fixed	65,257	18%
Total Gross Loans	$371,579	100%

Gross Loans		% of
Re-Pricing	Balance	Total
< 1 Year	$240,982	65%
1-3 Years	77,948	21%
3-5 Years	39,795	11%
> 5 Years	12,854	3%
	$371,579	100%

The table above identifies approximately 41% of the loan portfolio that will re-price immediately in a changing rate environment.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

• PAGE • 33 •

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
N/A

Item 3. Defaults Upon Senior Securities
N/A

Item 4. Submission of Matters to a Vote of Security Holders
N/A

Item 5. Other Information
N/A

Item 6. Exhibits
(a)Exhibits:

Exhibit (10.42)	Atascadero Branch Lease entered into on July 15, 2005, filed with the SEC in the Company’s 10-Q for the quarter ended September 30, 2005
Exhibit (31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

• PAGE • 34 •

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE OAKS BANCORP

DATE: October 19, 2005

/s/ Lawrence P. Ward
Lawrence P. Ward President Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres Chief Financial Officer Executive Vice President

• PAGE • 35 •

EXHIBIT INDEX

Exhibit (10.42)	Atascadero Branch Lease entered into on July 15, 2005, filed with the SEC in the Company’s 10-Q for the quarter ended September 30, 2005
Exhibit (31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

• PAGE • 36 •