Form 10-K
period 2005-12-31
HERITAGE OAKS BANCORP
filed 2006-03-07
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission file number 0-25020

Heritage Oaks Bancorp
(Exact name of registrant as specified in its charter)

State of California	77-0388249
(State or other jurisdiction of	(I.R.S. Identification No.)
employee incorporation or organization)

545 12th Street, Paso Robles, California 93446	(805) 239-5200
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone
number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, (no par value)	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known, seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or is a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one.)
Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2005 was $66.9 million. As of February 1, 2006, the Registrant had 6,234,780 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2006 annual meeting of shareholders.

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the war on terrorism and other factors referenced in this report, including in “Item 1A. Risk Factors” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. DESCRIPTION OF BUSINESS.

General

Heritage Oaks Bancorp (the "Company", “we” or “our”) is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank (the “Bank"). In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

At December 31, 2005, the Company had approximately $489 million in consolidated assets, $363 million in net consolidated loans, $418 million in consolidated deposits, and $45 million in stockholders' equity.

The Bank is headquartered in Paso Robles, California with a branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, three branch offices in Santa Maria, one branch office in Atascadero and one branch office in Morro Bay. The Bank conducts a commercial banking business in San Luis Obispo County and Northern Santa Barbara County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. It also offers installment note collection, issues cashier’s checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policies since inception have emphasized small business, commercial and retail banking. Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2005, these four categories accounted for approximately 16.3%, 1.5%, 20.9% and 61.2% respectively, of the Bank’s loan portfolio. As of December 31, 2005, $302.1 million or 82.1% of the Bank’s $362.6 million in gross loans consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development. Commercial and agricultural loans increased $10.5 million or 21.1% and other real estate loans or commercial loans secured by real estate increased $7.6 million or 3.4% between year-end 2004 and year-end 2005. See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. Management considers two account relationships with customers engaged in mortgage related businesses to be volatile deposit relationships. These deposit accounts, which are closely monitored by bank management, had combined balances of $65.6 million or 15.7% of total deposits at December 31, 2005 compared to $50.3 million or 13.6% of total deposits at December 31, 2004. Management and the Board of Directors of the Bank are aware that should mortgage market conditions change, these relationships may be impacted. As of December 31, 2005, the Bank had approximately 21,858 deposit accounts consisting of non-interest bearing (“demand”), interest-bearing demand and money market accounts with balances totaling $305.4 million for an average balance per account of approximately $14.0 thousand; 8,502 savings accounts with balances totaling $29.4 million for an average balance per account of approximately $3.5 thousand; and 2,625 time certificate of deposit accounts with balances totaling $83.7 million, for an average balance per account of approximately $31.9 thousand.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income. For the year ended December 31, 2005, these sources comprised 77.9%, 7.9%, 6.9%, 2.6% and 4.7%, respectively, of the Company’s total operating income.

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

The Bank holds service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design, the “Oakley” design and “Deeply Rooted in Your Hometown”:

Employees

As of February 1, 2006, the Bank had 190 full-time equivalent employees. The Company has only two salaried employees. The Bank believes that its employee relations are positive.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services. The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled 260,000 and 92,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Competition

Banking and the financial services business in California generally, and in the Company’s service area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers and the appearance of new banking organizations. The flattening yield curve environment of 2005 further drove competition as borrowers have expanded choices of maturities within attractive ranges of offered interest rates resulting in various borrower strategies based upon interest rate expectations including choosing longer term fixed rate loans over variable Prime-based loans.

In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 2005, the Bank’s legal lending limits to a single borrower and such borrower's related parties was approximately $8.1 million on an unsecured basis and approximately $13.6 million on a fully secured basis. These calculations are based on regulatory capital plus reserves of $54.2 million for the Bank.

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

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (the “SEC”).

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

The following table presents the amount of the capital ratios for the Company and the Bank and the minimum regulatory capital requirements as of December 31, 2005:

	Minimum Regulatory Capital Requirements	Heritage Oaks Bancorp	Heritage Oaks Bank

Leverage Ratio	4.00%	9.61%	9.11%
Tier I Risk Weighted	4.00%	10.98%	10.38%
Total Risk Based	8.00%	11.93%	11.33%

Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 2005.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2005, the subsidiary trust had $8 million in trust preferred securities outstanding, of which $8 million qualify as Tier 1 capital.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. Various measures are currently pending before Congress to extend portions of the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

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

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn't be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. Community Bancorp does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

Bank Secrecy Act and Money Laundering Control Act

In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions. The BSA was designed to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities. The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports. Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), insider ownership reports and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.heritageoaksbancorp.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

The Company also posts its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company website.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Associated with our Business.

We are highly dependent on real estate and a downturn in the real estate market could hurt our business.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 82.1% of our loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We also have a concentration in higher risk commercial real estate loans.

We also have a high concentration in commercial real estate or CRE loans. Approximately 57.0% of our lending portfolio can be classified as CRE lending. CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

Banking regulators have recently issued proposed guidance regarding institutions that have particularly high concentrations of CRE within their lending portfolios. This guidance suggests that institutions that exceed certain levels of CRE lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in CRE lending. At December 31, 2005, the Bank’s CRE level exceeded the threshold for such concentrations. If and when this proposed guidance becomes final, we may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our business is subject to interest rate risk and changes in interest rates may adversely affect our performance and financial condition.

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Increasing levels of competition in the banking and financial services business may decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

Failure to successfully execute our strategy could adversely affect our performance.

Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

•	Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•	Inability to increase non-interest income; and

•	Continuing ability to expand, through de novo branching or finding acquisition targets at valuation levels we find attractive.

Economic conditions in the Central Coast of California area could adversely affect our operations and/or cause us to sustain losses.

Our retail and commercial banking operations are concentrated primarily in San Luis Obispo and Santa Barbara Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock.

Our primary market area is an increasingly competitive and overcrowded banking market.  Our ability to achieve the growth outlined in our corporate strategic goals may be dependent in part on an ability to grow through the successful addition of new branches or the identification and acquisition of potential targets at acceptable pricing levels either inside or outside of our primary market.  If we are unable to attract significant new business through strategic branching, or acquire new business through our acquisition of other banks, our growth in loans and deposits and, therefore, our earnings, may be adversely affected.

We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting quality assets and deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Therefore, our results may differ in future periods depending upon the nature or level of competition.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

Information Systems. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Technological Advances. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events. Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, the Central Coast of California is subject to earthquakes and fires. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such an occurrence to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We depend on cash dividends from our subsidiary bank to meet our cash obligations.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and our other obligations, including cash dividends. See “Item 5 - Market for Common Equity and Related Stockholder Matters.” Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Risks Associated with our Industry.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations.

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. For example, operating expenses were impacted by the $151 thousand cost of compliance with the Sarbanes-Oxley Act provisions in the year ended December 31, 2005.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New legislative and regulatory proposals may affect our operations and growth.

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Risks Associated with our Stock.

Our Stock Trades Less Frequently Than Others.

Although our common stock is listed for trading on the Nasdaq Capital Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price Is Affected by a Variety of Factors.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to our company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding our company and/or its competitors.

Our Common Stock Is Not An Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Articles Of Incorporation and By-Laws, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect.

Provisions of our articles of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company and the Bank own and occupy a permanent headquarters facility that is located at 545 Twelfth Street, Paso Robles, CA.

On July 3, 2003, the Bank closed escrow to purchase real property located at 500 13th Street, Paso Robles, Ca. This property is located directly adjacent to the Bank’s Headquarters. The Bank is nearing completion of new structure on the site to allow for the consolidation of all Administrative functions of the Bank within the new facility. The Bank anticipates that this project will be complete in of the second quarter of 2006.

The Bank occupies a non-banking office, located at 600 Twelfth Street, Paso Robles, Ca that was purchased by the Bank on December 23, 1986. On December 30, 2004, the Bank sold the facility for the appraised value to a non-affiliated party and subsequently entered into a 12 month lease which has since been extended to June 30, 2006. The lease cost is fixed at $4,000 per month. As part of the sale, the Bank has a permanent easement right to 9 parking spaces and a 30 year easement for 17 parking spaces.

The Bank leases a non-banking facilitiy at 171 Niblick Rd., Paso Robles, Ca. for approximately $2,500 per month. The existing facility currently houses an ATM and administrative offices. The Bank has extended the current lease through April 30, 2006.

On June 26, 1997 the Bank executed a lease for its branch office at 297 Madonna Road, San Luis Obispo, Ca. Heritage subleases approximately 58% of this office space to another firm and uses 42%. The tenant firm pays 58% of the rent and expenses and the Bank pays 42%. The rent under the lease for the entire space is approximately $8,345 a month and the lease expires on June 30, 2009.

The Bank opened a branch office at 1135 Santa Rosa Street in downtown San Luis Obispo, Ca in April 1996. The Bank is leasing the branch building for approximately $9,800 per month. The lease expires on February 28, 2006 with options to renew.

On February 21, 1997, the Bank acquired the Cambria branch of Wells Fargo Bank located at 1276 Tamson Drive, Cambria. The Bank leases this branch for approximately $3,673 per month and the lease expires on July 1, 2009.

On August 26, 1998, the Company purchased property located at 9900 El Camino Real, Atascadero, Ca. The Company constructed a building and on April 1, 1999, the Company entered into a lease agreement with the Bank. In July 2005 the Company entered into a sale-leaseback transaction of this office with an un-affiliated third party with the Bank again as the lessee. The sale price was $900 thousand and resulted in a gain to the Company of approximately $283 thousand. The Bank’s new lease calls for payments of $5,026 per month and expires on August 13, 2010.

On November 1, 1998, the Bank entered into a 10-year lease with an unaffiliated party to lease property known as 1660 South Broadway, Santa Maria, Ca. The current lease payment is $6,667 per month. In December 2004, the Bank received regulatory approval to relocate the banking operations of the branch to the Bank’s other branch office located less than one mile away. The Bank has entered into an agreement with an unaffiliated third party to sublease this location for $6,384 per month which will expire on October 31, 2008.

On November 9, 2001, the Bank acquired, through a Branch Purchase transaction from Westamerica Bank, the land and building located at 1255 Grand Avenue, Arroyo Grande, Ca. The Bank previously had a lease on another facility that housed its Arroyo Grande Branch and the Bank consolidated the branch into the newly acquired facility.

On November 9, 2001, the Bank also acquired from Westamerica Bank, a branch office located at 310 Morro Bay Blvd., Morro Bay, Ca. The seller conveyed title to the building at the closing. The building is on leased land. The seller assigned and Heritage assumed the lease that expires on April 1, 2012. The monthly lease payment is $2,400.

On July 26, 2002, the Bank purchased land at the intersection of Niblick and South River Roads in Paso Robles, Ca. The purchase price was $900,000. In February 2003, the Bank began construction of a full service branch. The Bank relocated the existing branch office, located at 171 Niblick Road, Paso Robles, Ca, to the new facility on February 17, 2004.

The Bank leases the premises located 361 Town Center West Santa Maria, Ca. The lease expires July 31, 2012 in which the Bank currently makes lease payments of $17,063 per month. The Bank also subleases part of the 2nd floor of the Town Center West office to two lessees. The sublease payments are $2,775 and $2,450 per month and expire October 1, 2006 and February 28, 2008, respectively.

The Bank owns the premises located at 2239 South Broadway, Santa Maria, Ca., which is known as the South Broadway office. This office consists of approximately 3,700 square feet which include drive-up facilities and parking. The branch was opened in July 2002.

The Bank also leases the premises located at 1125 East Clark Ave, Santa Maria, Ca. which is known as the Oak Knolls office. The Bank’s lease expires on June 30, 2008, and current lease payments are $6,385 per month.

The Company believes its present facilities are adequate for its present needs. The Company believes that the insurance coverage on all properties is adequate. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS.

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending material legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank’s business).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock trades on the Nasdaq Capital Market under the symbol “HEOP.”

The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2004.

Quarter Ended 2005	Closing Prices
	High	Low
December 31,	$21.40	$16.67
September 30,	17.00	14.33
June 30,	15.00	13.08
March 31,	15.23	12.79

Quarter Ended 2004	Closing Prices
	High	Low
December 31,	$13.43	$11.24
September 30,	12.22	9.84
June 30,	11.21	10.32
March 31,	11.19	10.28

Prices listed above have been adjusted to reflect all stock dividend and split activity.

Holders

As of February 1, 2006, there were approximately 2,287 holders of the Company's Common Stock. There are no other classes of equity securities outstanding.

Dividends

The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Refer to “Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations” on junior subordinated debenture limitations on dividends.

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

Under these provisions, the amount available for distribution from the Bank to the Company was approximately $12.7 million at December 31, 2005.

The following table outlines stock dividend and stock spit activity since 2000:

Stock Dividend Percentage	Record Date

5%	April 3, 2000

5%	March 16, 2001

5%	March 8, 2002

2 for 1 Split	August 2, 2002

5%	March 14, 2003

5%	April 9, 2004

5%	April 8, 2005

3 for 2 Split	November, 10 2005

The Company paid no cash dividends during the time period covered in the above table. Whether dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

In May 2005, stockholders approved the Company’s 2005 Equity Based Compensation Plan (the “2005 Plan”). The principal purpose of the 2005 Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees and directors of the Company and its subsidiaries with stock options and other equity based incentives for high levels of individual performance and improved financial performance of the Company. The 2005 Plan provides no further grants may be made from the 1997 Stock Option Plan.

The 2005 Plan authorizes the granting of: Incentive Stock Options; Non-Qualified Stock Options; Stock Appreciation Rights; Restricted Stock Awards; Restricted Stock Units; and Performance Share Cash Only Awards. Vesting restrictions on awards may be time based and/or performance based; Participation in the 2005 Plan is limited to officers at the level of Vice President or above and other officers who provide substantial services to the Company as well as the Company’s directors.

The following table summarizes information as of December 31, 2005 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Plan Category	Plan Year	Number of securities to be issued upon exercise of outstanding options, warrants of rights	Weighted average exercise price of outstanding options, warrants of rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1990 1997 2005	3,136 522,556 3,750 [2]	$2.55 $5.20 $0.00	-0- -0-[1] 611,697
Equity compensation plans not approved by security holders		N/A	N/A	N/A
Total		529,442	$5.15	611,697

1 No further grants may be made from the 1997 Stock Option Plan.

2 The awards reflected in the table from the 2005 Plan were in the form of restricted stock grants. The restrictions lapse on the annual anniversary date at a rate of 20% per year for 5 years.

ITEM 6. SELECTED FINANCIAL DATA.

The table below provides selected financial data that highlights the Company’s performance results for the five years ended December 31, 2005, 2004, 2003, 2002 and 2001.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Results of Operations	(Dollars in thousands except per share and ratio data)
Total Interest Income	$30,175	$23,313	$18,174	$16,035	$14,461
Total Interest Expense	5,016	3,361	3,463	3,491	3,430
Net Interest Income	25,159	19,952	14,711	12,544	11,031
Provision for Possible Loan Losses	710	410	370	545	600
Net Interest Income after Provision for Possible Loan Losses	24,449	19,542	14,341	11,999	10,431
Total Non-Interest Income	5,009	4,999	3,797	3,463	4,681
Total Non-Interest Expenses	18,718	17,198	12,425	11,074	11,387
Income Before Income Tax Provision	10,740	7,343	5,713	4,388	3,725
Provision for Income Taxes	4,103	2,759	2,117	1,649	1,379
Net Income	$6,637	$4,584	$3,596	$2,739	$2,346

Earnings Per Share
Basic:	$1.08	$0.77	$0.71	$0.57	$0.50
Diluted:	$1.01	$0.71	$0.67	$0.52	$0.46

Financial Condition
Total Assets	$488,501	$448,012	$441,948	$337,511	$214,885
Net Loans	$362,635	$334,964	$274,051	$187,311	$156,150
Deposits	$417,797	$370,441	$366,439	$264,178	$195,585
Shareholder's Equity	$44,845	$37,250	$32,288	$19,813	$15,877

Selected Financial Ratios
Return on Average Assets	1.38%	1.02%	1.05%	0.98%	1.22%
Return on Average Equity	16.06%	13.15%	15.52%	15.56%	15.74%
Return on Average Tangible Equity	19.11%	16.61%	16.39%	15.56%	15.74%
Average Equity to Average Assets	8.61%	7.79%	6.76%	6.33%	7.74%
Efficiency Ratio [1]	62.04%	68.93%	67.13%	69.18%	72.47%
Dividend Payout Ratio	–	–	–	–	–

1 The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is an analysis of the financial condition and results of operations of the Company for the two years ended December 31, 2005. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Executive Summary

Both changes in short term interest rates as well as changes to the shape of the yield curve influence the Company and its markets. Generally, in 2005 increases in longer term interest rates were not commensurate with the rise in short term interest rates that has occurred since June 2004 resulting in smaller differentials between long and short term interest rates. This effect is known as a flattening yield curve. The affects of the flattening yield curve can be wide ranging, but generally, the flattening yield curve has been credited for supporting the strong housing market and recent economic stability in the face of actions by the FRB that under normal circumstances would slow both housing and the economy. The dual effects of expanding net interest margin at the Company due to higher short term rates and the active economy and credit markets due to the flattening yield curve resulted in overall positive performance of the bank in 2005.

The Company’s earnings are highly influenced by changes in short term interest rates. The nature of the Company’s balance sheet can be summarily described as of short duration and asset sensitive. The balance sheet is of short duration because a large percentage of its interest sensitive assets and liabilities reprice immediately with changes in the Federal Funds and Prime interest rates. The Company is asset sensitive, primarily due to its large volume of non-interest bearing demand deposit accounts which effectively never reprice. Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and, conversely, a reduction in short term interest rates will result in reduced net interest margin.

Beginning in January 2001 and continuing through July 2003, actions by the Federal Reserve Bank (the “FRB”) to cut target interest rates resulted in the Prime Rate being reduced from 9.50% to 4.00% and beginning in June 2004 through December 2005, the FRB increased the Prime Rate from 4.00% to 7.25%.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the years 2005, 2004 and 2003 reflect the impact of changes in short term rates as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods.

During 2005, the steady increases in the Prime Rate was the primary driver of the Company’s 68 basis point increase in net interest margin, from 5.10% to 5.78% compared to a 28 basis point increase during 2004 and a 22 basis point decrease for 2003. In 2005, earnings were also influenced by deposit and commercial loan growth, increasing both net interest income and service charges and fees. An active mortgage market also drove increases in fee income and cost containment which, combined with higher net interest margin (“NIM”), resulted in a lower efficiency ratio.

During 2004, the Company was able to exceed prior year NIM and earnings per share (“EPS”) by growing average earning assets and stabilizing its efficiency ratio year over year. The increases to Prime in 2004 were done in 25bp increments for a total of 125bp. The Company began to experience the positive impact of these increases particularly when the combined increases exceeded 100bp, at which time the “floors” placed on many loans that moved with Prime were exceeded. The effect of these rate increases is reflected in the increase in the net interest margin from 4.82% for the year ended December 31, 2003 compared to 5.10% at December 31, 2004.

The Company acquired Hacienda Bank on October 31, 2003. The effects of the late-2003 Merger were the primary factor in the year over year comparisons of 2004 versus 2003. Hacienda had approximately $90 million in assets at December 31, 2003. The acquisition became accretive to earnings in 2004.

Results of Operations

The Company reported net income of $6.6 million for the year ended December 31, 2005 compared to $4.6 million and $3.6 million for the years 2004 and 2003 respectively. This represents an increase of 45% for 2005 over 2004 and 27% for 2004 over 2003. Basic earnings per share were $1.08, $0.77 and $0.71 at December 31, 2005, 2004 and 2003, respectively. Diluted earnings per share were $1.01, $0.71 and $0.67 at December 31, 2005, 2004 and 2003, respectively. The earnings increase for 2005 was primarily attributable to a favorable interest rate environment, increases in and changes to the mix of average earning assets as well as an increase in non-interest bearing demand deposits. To fully understand and compare the information presented for the Company for the years 2004 and 2003, it is important to consider the acquisition of Hacienda on October 31, 2003. The results of operations of Hacienda for the months of November and December 2003 are included in the Company’s 2003 results of operations and Hacienda’s results for the full year ended December 31, 2004 were consolidated into the Company’s results of operations. The increase in earnings for 2004 over 2003 was primarily attributable to the effects of the merger as well as increases in average earning assets and average deposits and to a lesser extent an interest rate environment favorable to the Company’s asset-sensitive balance sheet.

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

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2005, 2004 and 2003. The average balance of non-accruing loans has been included in loan totals.

AVERAGE BALANCE SHEET INFORMATION

(dollars in thousands)	For the year ending December 31,
		2005			2004			2003
	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.
Interest Earning Assets:	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Interest bearing deposits with other banks	$1,149	4.44%	$51	$2,154	1.90%	$41	$661	1.97%	$13
Investment securities taxable	38,499	3.81%	1,465	49,178	3.76%	1,849	42,353	3.54%	1,499
Investment securities non-taxable	13,701	4.33%	593	11,511	4.40%	506	10,129	4.48%	454
Federal funds sold	19,529	3.42%	667	24,287	1.24%	302	25,602	1.09%	278
Loans (1) (2)	362,735	7.55%	27,399	304,402	6.77%	20,615	226,707	7.03%	15,930
Total interest earning assets	435,613	6.93%	30,175	391,532	5.95%	23,313	305,452	5.95%	18,174

Allowance for possible loan losses	(3,577)			(3,158)			(3,164)
Other assets	48,168			59,054			40,883
TOTAL ASSETS	$480,204			$447,428			$343,171
Interest -bearing liabilities:
Savings/NOW/money market	167,223	1.01%	1,695	158,291	0.44%	699	116,965	0.53%	625
Time deposits	65,128	2.74%	1,784	69,715	1.54%	1,071	51,049	2.21%	1,126
Other borrowings	27,966	3.41%	954	31,023	3.72%	1,155	31,396	4.10%	1,287
Long Term Debt	8,248	7.07%	583	8,248	5.29%	436	8,248	5.15%	425
Total interest-bearing liabilities	268,565	1.87%	5,016	267,277	1.26%	3,361	207,658	1.67%	3,463
Demand deposits	166,780			142,796			109,349
Other liabilities	3,519			2,501			2,995
Stockholders' equity
Common stock	28,049			23,071			12,649
Retained earnings	13,268			11,510			10,143
Valuation Allowance Investments	23			273			377
Total stockholders' equity	41,340			34,854			23,169
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$480,204			$447,428			$343,171

Net Interest Income			$25,159			$19,952			$14,711
Net Interest Margin (3)		5.78%			5.10%			4.82%

(1)	Nonaccrual loans have been included in total loans.

(2)	Loan fees of $1,440, $1,021 and $754, for 2005, 2004 and 2003, respectively have been included in the interest income computation.

(3)	Net interest income has been calculated by dividing the net interest income by total average earning assets.

RATE/VOLUME ANALYSIS

	2005			2004			2003
	Average	Average		Average	Average		Average	Average
Increase (decrease) in:	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total

Interest income:
Loans (1)	$5,104	$1,680	$6,784	$5,293	($608)	$4,685	$3,794	($1,263)	$2,531
Investment securities taxable	(401)	17	(384)	242	108	350	(51)	(381)	(432)
Investment securities non-taxable (2):	147	(15)	132	94	(15)	79	270	(36)	234
Taxable equivalent adjustment (2):	(50)	5	(45)	(32)	5	(27)	(92)	12	(80)
Interest-bearing deposits	(19)	29	10	29	(1)	28	15	(7)	8
Federal funds sold	(59)	424	365	(14)	38	24	13	(135)	(122)
Total	4,722	2,140	6,862	5,612	(473)	5,139	3,949	(1,810)	2,139

Interest expense:
Savings, now, money market	39	957	996	216	(142)	74	203	(357)	(154)
Time deposits	(70)	783	713	414	(469)	(55)	128	(288)	(160)
Other borrowings	(3)	(198)	(201)	(15)	(117)	(132)	88	128	216
Long term borrowings	–	147	147	13	(2)	11	119	(49)	70
Total	(34)	1,689	1,655	628	(730)	(102)	538	(566)	(28)

Increase (decrease) in net
Interest income	4,756	451	5,207	4,984	257	5,241	3,411	(1,244)	2,167

(1) Loan fees of $754, $1,021 and $1,440, for 2005, 2004 and 2003, respectively have been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.
Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

During 2005 there was a $6.9 million increase in interest income and a $1.7 million increase in interest expense compared to 2004. The resulting $5.2 million increase in net interest income was the result of a number of dynamics affecting both average balance and interest rate considerations. The Company experienced an increase in its average earning assets outstanding of $44.1 million. This increase was primarily attributable to the net increase in average loans, which were up by $58.3 million. The increase in loans was partially offset by decreases in average federal funds sold of $4.8 million and taxable investment securities of $10.7 million. Also, average interest bearing liabilities increased by $1.3 million, significantly less than the increase in earning assets. Non-interest bearing demand deposits increased by $23.9 million during this period and provided low-cost funding for the growth in earning assets. In addition, earning asset yields were approximately 100 basis points higher in 2005 compared to 2004 while deposit costs excluding demand deposits increased 61 basis points.

During 2004 there was a $5.1 million increase in interest income along with a decrease of $102 thousand in interest expense compared to 2003. The resulting $5.2 million increase in net interest income for 2004 was also a result of a number of dynamics affecting both average balance and interest rate considerations. The Company experienced an increase in its average earning assets outstanding of $86.1 million. The increase was divided amongst a net increase in average loans of $77.7 million and an increase in average investments of $8.2 million. Also, average interest bearing liabilities increased by $59.6 million, less than the increase in earning assets. The increases in earning assets and interest bearing liabilities are primarily attributable to the acquisition of Hacienda which affected the averages of these balances in 2004 with little corresponding influence in 2003. Non-interest demand deposits increased by $33.4 million during this period and provided low-cost funding for the growth in earning assets. Average earning assets yield was unchanged in 2004 versus 2003 while liability costs dropped 41 basis points.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2005 balances indicate that the net interest income at risk over a one year time horizon from a 1.0% and 2.0% upward rate movement and a 1.0% downward movement are within the Company’s policy guidelines for such changes. See, “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”

The tables below set forth changes from 2004 to 2005 for average interest earning assets and their respective average yields.

	Average Balance				Average Yield
	for the year ending				for the year ending
(dollars in thousands)	31-Dec		$	%	31-Dec
Interest Earning Assets:	2005	2004	Variance	Variance	2005	2004	Variance
Time deposits with other banks	$1,149	$2,154	$(1,005)	-46.66%	4.44%	1.90%	2.54%
Investment securities taxable	38,499	49,178	(10,679)	-21.71%	3.81%	3.76%	0.05%
Investment securities non-taxable	13,701	11,511	2,190	19.03%	4.33%	4.40%	-0.07%
Federal funds sold	19,529	24,287	(4,758)	-19.59%	3.42%	1.24%	2.18%
Loans (1) (2)	362,735	304,402	58,333	19.16%	7.55%	6.77%	0.78%

Total interest earning assets	$435,613	$391,532	$44,081	11.26%	6.93%	5.95%	0.98%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $1,440, $1,021 and $754, for 2005, 2004 and 2003, respectively have been included in the interest income computation.

The tables below sets forth changes from 2004 to 2005 for average interest bearing liabilities and their respective average rates paid.

	Average Balance				Average Rate
	for the year ending				for the year ending
(dollars in thousands)	31-Dec		$	%	31-Dec
Interest bearing liabilities:	2005	2004	Variance	Variance	2005	2004	Variance
Savings/NOW/money market	$167,223	$158,291	$8,932	5.64%	1.01%	0.44%	0.57%
Time deposits	65,128	69,715	(4,587)	-6.58%	2.74%	1.54%	2.59%
Other borrowings	27,966	31,023	(3,057)	-9.85%	3.41%	3.72%	-0.31%
Long Term Debt	8,248	8,248	–	0.00%	7.07%	5.29%	1.78%

Total interest-bearing liabilities	$268,565	$267,277	$1,288	0.48%	1.87%	1.26%	0.61%

Non-Interest Income

The table below sets forth changes from 2004 to 2005 and 2003 to 2004 for non-interest income exclusive of gains on sale of securities, SBA loans and premises.

Non-Interest Income Components

	For the Year Ended
	December 31,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Service Charges on Deposit Accounts	$2,430	$2,173	$257	11.8%
ATM/Debit Card Transaction/Interchange Fees	629	583	46	7.9%
Bancard	160	116	44	37.9%
Mortgage Origination Fees	897	602	295	49.0%
Earnings on Cash Surrender Value Life Ins	323	294	29	9.9%
Other	482	446	36	8.1%
TOTAL	$4,921	$4,214	$707	16.8%

	For the Year Ended
	December 31,
(dollars in thousands)	2004	2003	$ Variance	% Variance
Service Charges on Deposit Accounts	$2,173	$1,723	$450	26.1%
ATM/Debit Card Transaction/Interchange Fees	583	406	177	43.6%
Bancard	116	100	16	16.0%
Mortgage Origination Fees	602	880	(278)	-31.6%
Earnings on Cash Surrender Value Life Ins	294	264	30	11.4%
Other	446	364	82	22.5%
TOTAL	$4,214	$3,737	$477	12.8%

For 2005 compared to 2004, increases in Service Charges on Deposit Accounts were generally commensurate with and primarily due to deposit growth.

Mortgage Origination Fees increased in 2005 in comparison to 2004 due primarily to increased mortgage volumes as a result of decreasing interest rates and the availability of credit to mortgage consumers. Management is very aware that the revenue generated by this line of business is impacted by rate volatility and that if rates continue to rise or the availability of credit is diminished that mortgage volumes at the Company could decline and impact the level of mortgage origination fee income. To mitigate material decreases in net revenue from this line of business, Management has taken steps to ensure that fixed costs are minimal due to commission based remuneration. In addition, the Company has increased mortgage sales representation in markets that it services in an effort to increase market share.

For 2004 compared to 2003, increases in Service Charges on Deposit Accounts and ATM/Debit Card Transactions are the direct effect of deposit growth and the full year impact in 2004 of the Hacienda acquisition.

Mortgage Origination Fees decreased in 2004 in comparison to 2003 due primarily to a slowdown in the re-finance market that was felt throughout the United States during the period. Though long term rates were not significantly impacted by the FRB rate increases during 2004, borrowers had already taken advantage of the lower rate environment of 2002 and 2003.

Non-Interest Expenses

The table below sets forth changes from 2005 to 2004 for non-interest expense.

Non-Interest Expense Components

	For the Year Ended
	December 31,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Salaries and Employee Benefits	$9,746	$8,457	$1,289	15.2%
Occupany and Equipment	2,491	2,570	(79)	-3.1%
Data Processing	2,200	2,570	(370)	-14.4%
Advertising and promotional	582	515	67	13.0%
Regulatory fees	106	114	(8)	-7.0%
Other professional fees and outside services	802	530	272	51.3%
Legal fees and other litigation expense	122	76	46	60.5%
Loan Department Costs	182	181	1	0.6%
Stationery and supplies	311	374	(63)	-16.8%
Director fees	247	179	68	38.0%
Core Deposit Intangible Amortization	573	421	152	36.1%
Other	1,356	1,211	145	12.0%
	$18,718	$17,198	$1,520	8.8%

	For the Year Ended
	December 31,
(dollars in thousands)	2004	2003	$ Variance	% Variance
Salaries and Employee Benefits	$8,457	$6,498	$1,959	30.1%
Occupany and Equipment	2,570	1,757	813	46.3%
Data Processing	2,570	1,581	989	62.6%
Advertising and promotional	515	361	154	42.7%
Regulatory fees	114	86	28	32.6%
Other professional fees and outside services	530	432	98	22.7%
Legal fees and other litigation expense	76	52	24	46.2%
Loan Department Costs	181	255	(74)	-29.0%
Stationery and supplies	374	249	125	50.2%
Director fees	179	152	27	17.8%
Core Deposit Intangible Amortization	421	41	380	926.8%
Other	1,211	961	250	26.0%
	$17,198	$12,425	$4,773	38.4%

Salary/Related Expense

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category during both 2005 and 2004. For the year ended December 31, 2005, the primary sources of the increase in this category were bonus expense, salaries and expenses under the Company’s salary continuation plans. Other factors included higher group insurance costs and 401k contributions. Most of these increases are a direct result of increases in the Company’s overall size and profitability. During 2004 approximately $710 thousand or 41% of the dollar variance was due to the full year effect of the Hacienda acquisition versus only two months during 2003. Full time equivalent (FTE) employees increased from 164 at December 31, 2003 to 170 at December 31, 2004 and to 186 at December 31, 2005.

Bonus and commissions expense increases during 2004 and 2005 were influenced by the Company’s commitment to incentive based pay. Management believes that incentive based pay is a significant part of the Company’s corporate culture and has served to help provide above average return to shareholders. All employees participate either on a monthly, quarterly or annual basis.

Group insurance costs increased by approximately $160 thousand each of the past two years. During 2004, nearly $100 thousand of this increase is due to the full year impact of the Hacienda staff. In addition, rising group health costs have been an area of great concern nationally for nearly all businesses recently. The Company has made efforts to contain these costs while at the same time ensuring that employees receive appropriate and fair consideration.

Occupancy and Equipment

Occupancy and equipment expense decreased $78 thousand compared to 2004. In July 2005 the Company entered into a sale-leaseback transaction of its branch office in the city of Atascadero. The sale price was $900 thousand and resulted in a gain to the Company of approximately $283 thousand which will be amortized into income over the term of the leaseback. While this transaction increases occupancy expense, the net income statement effect of the sale-leaseback will be a reduction in the net monthly cost of operating the branch. Occupancy and equipment expense increased $813 thousand in 2004 over that in 2003. The full year impact of the Hacienda acquisition on October 31, 2003 accounts for approximately $585 thousand of this variance. The other major contributing factor impacting this increase was the relocation of the Woodland Branch to a new facility in February 2004 that accounted for approximately $149 thousand additional expense over that of 2003.

Data Processing Expense

Data processing expense declined $370 thousand in 2005 compared to 2004. The primary cause of the decline was $540 thousand of non-recurring expenses in 2004 related to the March 2005 final conversion of Hacienda’s core and other ancillary processing services into the Bank’s systems. Nearly 83% of this conversion cost is being saved over 18 months via a credit from its current data processing vendor of $25 thousand per month. The Company will cease receiving this monthly credit in October 2006. In addition, the conversion allowed the Company to discontinue incurring Hacienda’s legacy data processing costs beginning in March 2005. The increase in data processing expense in 2004 compared to 2003 of $989 thousand was due to the one-time conversion expenses, bank-wide customer growth and the assumption Hacienda’s data processing costs post-merger. The impact of a full year of expense for Hacienda accounted for approximately $480 thousand in 2004 compared to two month’s expense in 2003 of $103 thousand.

Other Professional Fees and Outside Services

The Company incurred $802 thousand in other professional fees and outside services during 2005. These expenses increased by $272 thousand and $98 thousand in 2005 and 2004 respectively. The increases during these periods were attributable to higher audit and tax accounting costs, attorney’s fees and consulting fees related to compliance with the Sarbanes-Oxley Act, Section 404.

Core Deposit Intangible Amortization

Following the acquisition of Hacienda in late 2003 the Company incurred significantly higher core deposit intangible amortization during 2004 and 2005 compared to 2003. The Company chose to amortize the Hacienda-related intangibles by utilizing an amortization schedule in accordance with FAS 141 and FAS 142. In accordance with this schedule, the Company should incur less expense in 2006 than in 2004 or 2005.

Provision for Income Taxes

The provision for income taxes was 38.2%, 37.6% and 37.1% of net pre-tax income for years ended December 31, 2005, 2004 and 2003, respectively.

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

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly by the Bank’s Director’s Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the year 2005 is consistent with prior periods.

The Bank’s provision for loan losses was $710 thousand, $410 thousand and $370 thousand for 2005, 2004 and 2003 respectively. The increase in the loan loss provision represents coverage for general loan portfolio growth and real estate concentrations. Net loan charge-offs (loans charged off, net of loans recovered) were $76 thousand for 2005 and $233 thousand in both 2004 and 2003. Losses in 2005 decreased through sound loan underwriting and stable economic conditions. The allowance for credit losses as a percent of total gross loans at year-end 2005, 2004 and 2003 was 1.05, 0.96% and 1.10%, respectively.

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

Loans on non-accrual status totaled $54 thousand, $872 thousand and $1.5 million at December 31, 2005, 2004 and 2003, respectively. The decrease in non-accrual totals was the result of resolving several loan situations. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. The loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $87 thousand, $126 thousand and $132 thousand for the period ended December 31, 2005, 2004 and 2003, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent and still accruing interest at December 31, 2005. Total non-performing loans were $54 thousand at December 31, 2005.

The following table summarizes the analysis of the allowance for loan losses as of December 31, 2005, 2004, 2003, 2002 and 2001:

Analysis of Allowance for Loan Losses
(in thousands)

	2005	2004	2003	2002	2001
Balance at Beginning of Period	$3,247	$3,070	$2,336	$1,744	$1,321
Balance of Hacienda Bank at
Beginning of Period	–	–	597	–	–
Charge-offs:
Commercial, Fianacial and Agricultural	86	202	463	76	156
Real Estate- Construction	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–
Installment Loans to Individuals:	12	29	–	–	22
Money Plus	2	5	3	5	3
Credit Cards	–	–	–	–	–
Other Installment	–	–	–	–	–
Total charge-offs	100	236	466	81	181
Recoveries:
Commercial, Fianacial and Agricultural	–	1	232	127	–
Real Estate- Construction	–	–	–	–	–
Real Estate-Mortgage	–	–	–	–	–
Installment Loans to Individuals:	24	2	1	–	2
Money Plus	–	–	–	1	2
Credit Cards	–	–	–	–	–
Other Installment	–	–	–	–	–
Total recoveries	24	3	233	128	4
Net Charge-offs	76	233	233	(47)	177
Additions Charged to Operations	710	410	370	545	600
Balance at End of Period	3,881	3,247	3,070	2,336	1,744

Gross Loans at End of Period	$368,133	$339,693	$278,135	$190,469	$158,472

Ratio of Net Charge-offs During the
Year to Average Loans outstanding	0.02%	0.08%	0.10%	-0.03%	0.12%

Ratio of Reserves to Gross Loans	1.05%	0.96%	1.10%	1.23%	1.10%

Ratio of Non-performing Loans to
the Allowance for Credit Losses	1.39%	28.77%	50.20%	57.62%	85.70%

Allocation of the Allowance for Loan Losses

	2005		2004		2003		2002		2001
		% Total		% Total		% Total		% Total		% Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, Fianacial and Agricultural	$633	16%	$475	15%	$541	18%	$494	21%	$447	26%
Real Estate- Construction	812	21%	641	20%	527	17%	498	21%	258	15%
Commercial Real Estate	2,221	57%	1,934	60%	1,793	58%	1,178	50%	909	52%
Home Equity Lines of Credit	152	4%	141	4%	148	5%	116	5%	91	5%
Installment Loans to Individuals	59	2%	53	2%	57	2%	47	2%	35	2%
All Other Loans (including overdrafts)	4	0%	3	0%	4	0%	3	0%	5	0%

Total	$3,881	100%	$3,247	100%	$3,070	100%	$2,336	100%	$1,744	100%

Financial Condition

Total assets of the Company were $488.5 million at December 31, 2005 compared to $448.0 million at December 31, 2004, this represents an increase of $40.5 million or 9.0%. A favorable lending environment allowed the Company to increase net loans by $27.7 million. Excess funds were invested primarily in Federal Funds Sold which ended the year $20.5 million higher than at year-end 2004. The investment portfolio trended downward during the year primarily due to prepayments on mortgage-backed securities. The portfolio ended 2005 with a book value $13.0 million less than at December 31, 2004.

The growth in assets was fueled by $20.6 million increases in both non-interest bearing demand deposits and money market balances as well as a $22.7 million increase in time deposits. These increases were offset by an $18.5 decrease in FHLB advances and other borrowings, primarily the result of an FHLB advance maturity which was not renewed in view of excess liquidity at the bank during the fourth quarter of 2005.

Earning assets as a percent of total assets was 93.6% at December 31, 2005 compared to 91.6% and 85.2% at December 31, 2004 and 2003 respectively.

For 2004, total assets increased by $6.0 million or 1.4%. The major contributing factor to this modest growth was a $14.2 million decrease in time deposits. This decrease was a factor of intended pricing instituted by Management as the result of the Hacienda acquisition in October 2003. At the time of the acquisition, one of the prime objectives was to bring the Hacienda cost of deposits, specifically time deposits, in line with those of the Bank. The Hacienda time deposit decrease represented approximately 87.0% of the total decrease in time deposits. The benefit of this action was very apparent in the favorable increase in net interest margin for the Company in 2004.

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

Loans

A significant portion of total assets is the Company’s gross loans that were $368.1 million and $339.7 million at December 31, 2005 and 2004, respectively. Approximately 59.0% of gross loans at December 31, 2005 re-price within one year. If interest rates change, the yield on the loans that renew or re-price according to their terms, will also change. The Company has an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities. In a 100 basis point increase action by the FRB, the model indicates that the net interest income would increase by approximately $1.6 million while a 100 basis point decline would decrease net interest income by $1.7 million.

The table below sets forth the composition of the loan portfolio as of December 31, 2005, 2004, 2003, 2002 and 2001.

(in thousands)
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Financial and Agricultural	$60,050	16%	$49,584	15%	$49,024	18%	$40,373	21%	$40,608	26%
Real Estate- Construction	76,981	21%	66,833	20%	47,720	17%	40,723	21%	23,449	15%
Commercial Real Estate	210,690	57%	202,765	60%	162,463	58%	96,324	50%	82,581	52%
Home Equity Lines of Credit	14,398	4%	14,708	4%	13,417	5%	10,486	5%	8,243	5%
Installment Loans to Individuals	5,620	2%	5,538	2%	5,173	2%	2,291	2%	3,172	2%
All Other Loans (including overdrafts)	394	0%	265	0%	338	0%	272	0%	419	0%

Total Loans, Gross	368,133	100%	339,693	100%	278,135	100%	190,469	100%	158,472	100%

Deferred Loan Fees	(1,617)		(1,482)		(1,014)		(822)		(578)
Reserve for Possible Loan Losses	(3,881)		(3,247)		(3,070)		(2,336)		(1,744)

Total Loans, Net	$362,635		$334,964		$274,051		$187,311		$156,150

Loans Held For Sale	$3,392		$2,253		$4,402		$8,166		$4,082

The following are the approximate maturities and sensitivity to change in interest rates for the loan portfolio at December 31, 2005.

(in thousands)	Due Within 3 months or less	Due Over 3 mos through 12 months	Due Over 12 mo through 3 yrs	Due Over 3 yrs through 5 yrs	Due Over 5 yrs through 15 yrs	Due Over 15 yrs	Total
Fixed Rate Loans
Commercial, Fianacial and Agricultural	$790	$1,531	$2,998	$3,742	$3,075	$–	$12,136
Real Estate- Construction	20,209	4,407	458	–	–	–	25,074
Commercial Real Estate	2,430	841	4,527	4,700	8,490	–	20,988
Home Equity Lines of Credit	–	–	–	–	–	–	–
Installment Loans to Individuals	60	343	466	1,098	2,426	282	4,675
All Other Loans (including overdrafts)	–	–	–	–	–	–	–

Totals	$23,489	$7,122	$8,449	$9,540	$13,991	$282	$62,873

(in thousands)	Due Within 3 months or less	Due Over 3 mos through 12 months	Due Over 12 mo through 3 yrs	Due Over 3 yrs through 5 yrs	Due Over 5 yrs through 15 yrs	Due Over 15 yrs	Total
Variable Rate Loans
Commercial, Fianacial and Agricultural	$38,017	$1,335	$5,933	$2,629	$–	$–	$47,914
Real Estate- Construction	48,150	449	60	3,248	–	–	51,907
Commercial Real Estate	62,578	21,742	78,484	26,898	–	–	189,702
Home Equity Lines of Credit	14,398	–	–	–	–	–	14,398
Installment Loans to Individuals	945	–	–	–	–	–	945
All Other Loans (including overdrafts)	394	–	–	–	–	–	394

Totals	$164,482	$23,526	$84,477	$32,775	$–	$–	$305,260

Totals All Loans	$187,971	$30,648	$92,926	$42,315	$13,991	$282	$368,133

The following table sets forth changes from 2004 to 2005 for the loan portfolio categories.

(in thousands)	2005	2004	$ Variance	% Variance
Commercial, Financial and Agricultural	$60,050	$49,584	$10,466	17.43%
Real Estate- Construction	76,981	66,833	10,148	13.18%
Commercial Real Estate	210,690	202,765	7,925	3.76%
HELOC	14,398	14,708	(310)	-2.15%
Installment Loans to Individuals	5,620	5,538	82	1.46%
All Other Loans (including overdrafts)	394	265	129	32.74%
Total Loans, Gross	368,133	339,693	28,440	7.73%
Deferred Loan Fees	(1,617)	(1,482)	(135)	8.35%
Reserve for Possible Loan Losses	(3,881)	(3,247)	(634)	16.34%
Total Loans, Net	$362,635	$334,964	$27,671	7.63%
Loans Held For Sale	$3,392	$2,253	$1,139	33.58%

The increase in commercial, financial and agricultural loans is attributed primarily to a $3.6 million oilfield equipment loan, several new $1.0 million lines of credit and a $1.4 million farm real estate loan.

The increase in real estate-construction loans can be attributed to several large new construction projects and the funding of existing construction projects. New loans include a residential tract development for $3.3 million, an addition to a strip center for $4.0 million, a medical office complex for $10.7 million, a medical office for $4.0 million, a retail/warehouse for $4.4 million, hotel loans to several clients for $6.3 million, $4.2 million, $3.8 million, $2.2 million and $1.7 million, a retail/office complex for $4.2 million, an office complex for $3.1 million and numerous other smaller projects. Several construction loans paid off during 2005 as borrowers refinanced through mortgage brokers and out of the area lenders. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The increase in commercial real estate loans is attributed to several of the construction loans moving into amortizing loans and to new commercial property loans. New loans include a strip center for $4.9 million, 7 office buildings for $3.7 million, a warehouse building for $1.9 million, service stations for $3.2 million, a resort hotel for $4.3 million, a hotel for $2.0 million, a bowling alley/restaurant for $1.5 million, a strip center for $2.7 million and an office/warehouse for $2.2 million.

The Bank presently has a concentration of loans in construction/land in the amount of $77.0 million which represents 165% of the Bank’s Total Risk Based capital. Un-disbursed commitments total $63.1 million which combined with disbursed represent 296% of the Bank’s Total Risk based Capital. At December 31, 2005 there were 83 construction loans with outstanding balances and remaining commitments of approximately $58.9 million and $63.0 million, respectively. The single largest construction loan has a commitment amount of approximately $10.7 million with a balance of approximately $2.5 million at December 31, 2005. This is an office complex in San Luis Obispo, Ca. At December 31, 2005, there were 53 land loans with balances of approximately $18.1 million. The single largest land loan accounts for approximately $1.6 million of the total and is for a mixed use development. The construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.

Hotel loans disbursed are also considered to be a concentration with balances of $31.9 million which represents 76.0% of the Bank’s Total Risk Based Capital. There are several hotel construction loans that increase total commitments to $54.2 million which represents a concentration at 113% of the Bank’s Total Risk Based Capital. At December 31, 2005, there were 32 motel loans. The single largest loan had a balance of approximately $6.3 million, was made to a nationally known chain and is located in Paso Robles, Ca. The hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed. The Bank had one out of area hotel participation loan that was in default. This loan, in the original amount of $1 million, was paid down by $900 thousand in April 2004 and the remaining $95 thousand charged off in 2004. A small recovery of $1 thousand was received with no further payment expected.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds were deposited with the Bank with $3.5 million remaining at December 31, 2005. The project is approximately 50% complete and should be finished in mid 2006. The letter of credit will expire in September 2007.

Construction loan demand for both single family and commercial real estate was strong during the first half of 2005 and then softened during the second half of the year. Increased interest rates and construction costs impacted commercial real estate activity. Area home prices continue to increase however they remain considerably lower than the metropolitan areas to our North and South. Reasonable mortgage rates and a variety of financing options (interest only mortgages, 40 year loans, etc.) have kept many in the market. The continued availability of land for subdivision use also continued to drive the market in the North San Luis Obispo and Santa Maria markets.

Business properties are also in demand with low vacancies and competitive loan rates. Commercial property values and rental rates have increased substantially during the year. Investors, many seeking exchange properties, continue to seek properties in our market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate ranges over the last three years are: 2003 - 7.0% to 8.0%, 2004- 6.5% to 7.5% and 2005- 5.5% to 6.5%. Low capitalization rate properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank expects to experience continued growth in commercial real estate loans during 2006.

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At December 31, 2005, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank has a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual. At December 31, 2005 non-accrual loans were $54 thousand.

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

Total Cash and Due from Banks

Total cash and due from banks were $18.3 million, $13.1million and $40.4 million at December 31, 2005, 2004 and 2003, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. In December 2004, the Bank implemented a deposit re-classification program that enabled the Bank to reduce reserve requirements with the FRB by approximately $15 million.

Other earning assets are comprised of Federal Home Loan Bank stock, Federal Funds sold (funds lent on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

COMPOSITION OF OTHER EARNING ASSETS
(in thousands)

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank, FRBand other stock	$1,885	3%	$1,809	3%	$1,959	2%

Available-for-Sale Investments	44,402	61%	57,394	84%	54,956	58%

Federal Funds Sold	26,280	36%	5,775	8%	36,740	39%

Interest Bearing Deposits other finanical institutions	298	0%	3,498	5%	498	1%

Total Other Earning Assets	$72,865	100%	$68,476	100%	$94,153	100%

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2005, there were net unrealized losses in the portfolio of $158 thousand compared to net unrealized gains of $147 thousand at December 31, 2004. During 2005 the portfolio decreased in size due primarily to prepayments on mortgage-backed securities. The fair value decreased due generally to rising interest rates in 2005 as the FRB continued to raise the fed funds rate throughout 2005. During 2004, the portfolio increased in size due to available liquidity during the first three quarters of the year. The value increased due to long term rates remaining low in spite of FRB rate increases starting in June 2004 through December 2004.

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

The amortized cost and fair values of investment securities available for sale at December, 2005 and 2004:

December 31, 2005		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$826	$–	$(20)	$806
Mortgage-backed securities	28,795	13	(518)	28,290
Obligations of State and Political Subdivisions	15,036	364	(103)	15,297
Other Securities	9	–	–	9
Total	$44,666	$377	$(641)	$44,402

December 31, 2004		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,868	$5	$(30)	$1,843
Mortgage-backed securities	42,622	181	(239)	42,564
Obligations of State and Political Subdivisions	12,651	413	(86)	12,978
Other Securities	9	–	–	9
Total	$57,150	$599	$(355)	$57,394

The Amortized cost, fair value, and maturites at December 31, 2005 are as follows:
(in thousands)

	Securities Available-for-Sale		Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
Due in One Year or Less	$509	$497	2.20%

Due after One Year
through Five Years	2,217	2,249	4.08%

Due after Five Years
through TenYears	6,522	6,629	4.49%

Due after TenYears	6,623	6,737	4.68%

Mortgage-backed
Securities	28,795	28,290	4.01%

Total	$44,666	$44,402	4.17%

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:

COMPOSITION OF DEPOSITS
(in thousands)

	2005		2004		2003
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-Interest Bearing Demand	$164,014	0.00%	$143,455	0.00%	$137,859	0.00%

Interest Bearing Demand	50,598	0.16%	60,256	0.05%	63,479	0.16%

Savings	29,386	0.30%	36,232	0.25%	32,315	0.32%

Money Market	90,122	0.91%	69,527	0.95%	57,619	1.02%

Time Deposits	83,677	2.74%	60,971	1.54%	75,167	2.21%

Total Deposits	$417,797	0.87%	$370,441	0.48%	$366,439	0.73%

Set forth is a maturity schedule of domestic time certificates of deposit of $100,000 and over at December 31, 2005:

TIME DEPOSITS $100,000 AND OVER:
(dollars in thousands)

Less than 3 months	$18,074
3 to 12 months	32,221
Over 1 year	15,968

Total	$66,263

The following table sets forth changes from 2004 to 2005 for deposit categories.

	2005	2004	$ Variance	% Variance
Non-Interest Bearing Demand	$164,014	$143,455	$20,559	14.33%

Interest Bearing Demand	50,598	60,256	(9,658)	-16.03%

Savings	29,386	36,232	(6,846)	-18.89%

Money Market	90,122	69,527	20,595	29.62%

Time Deposits	83,677	60,971	22,706	37.24%

Total Deposits	$417,797	$370,441	$47,356	12.78%

The Company has been able to increase non-interest bearing, savings and money market deposits due to a well planned marketing and promotional strategy and incentive based compensation that has been in place for several years. The strategy is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes within its primary market area. Friendly competition between the branch offices to increase deposit totals has been in place for two years. The branch offices are all given goals for each deposit category type and results are measured monthly.

Non-interest bearing demand deposits were 39.3% of total deposits at December 31, 2005 and increased by approximately $20.6 million or 14.3% during 2005. The Bank has two large deposit relationships that it considers to be volatile. These deposits are held by, long time customers of the Bank that engage in mortgage related activities. During 2005, the balances carried by these relationships increased by approximately $15.3 million at December 31, 2005 compared to December 31, 2004. The increased mortgage related activity during 2005 had a direct impact on the deposit balances held by these entities. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are aware that should mortgage market conditions change, these relationships may be impacted.

Savings, NOW and money market deposits were $170.1 million at December 31, 2005 compared to $166.0 million at December 31, 2004. This represents an increase of approximately $4.1 million or 2.5%.

During 2005, time deposits increased by $22.7 million primarily a result of increasing offered rates related to promotional activities at the Bank. Management also believes that as depositors have become more sensitive to interest rate differentials between various deposit products as interest rates have risen since mid-2004.

During 2004, time deposits decreased by $14.2 million. This decrease was a factor of intended pricing instituted by Management as the result of the Hacienda acquisition in October 2003. At the time of the acquisition, one of the prime objectives was to bring the Hacienda cost of deposits, specifically time deposits, in line with those of the Bank. The Hacienda time deposit decrease represented approximately 87% of the total decrease in time deposits. The benefit of this action was very apparent in the favorable increase in net interest margin for the Company in 2004.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $400.4 million represented 95.8% of total deposits at December 31, 2005 as compared to $352.4 million 95.1% of total deposits at December 31, 2004. The Company does not purchase funds through deposit brokers.

In October 2005 the Company renewed a promissory note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. The note is revolving in nature for the first two years and the terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At December 31, 2005, the Company had a zero balance outstanding on this loan. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. At December 31, 2005, the interest rate on the note was 7.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators. The note was renewed as an additional financing option for the Company. The original 2 year note note was executed In October 2003 and was originally obtained to assist with the cash and capital needs for the acquisition of Hacienda.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At December 31, 2005, the Bank had borrowings with the FHLB of $10 million that are collateralized by loans. In addition, the Bank has an $11.7 million letter of credit secured by loans. At December 31, 2005, the Bank, under the FHLB programs, has a remaining borrowing capacity with existing collateral of approximately $80.0 million and $13.4 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $3.8 million in securities sold under repurchase agreements at December 31, 2005 compared to $766 thousand and $460 thousand at December 31, 2004 and 2003 respectively.

Capital

The Company's total stockholders equity was$44.8, million at December 31, 2005 compared to $37.3 million and $32.3 million at December 31, 2004 and 2003 respectively. The increase in capital during 2005 was due to net income of $6.6 million, $12 thousand cash paid to stockholders in lieu of fractional shares on a 5% stock dividend paid April 23, 2005 and the 3 for 2 stock split paid December 2, 2005, stock options exercised in the amount of $1.3 million, and a decrease in accumulated other comprehensive income of $305 thousand.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 8.147% as of December 31, 2005. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling. As of December 31, 2005, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes. See, “Item 1 - Business - Factors That May Affect Future Results of Operations - Trust Preferred Securities.”

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

At December 31, 2005, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately fifteen quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $6 million at December 31, 2005.

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

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2005.

	Minimum Regulatory	Heritage	Heritage
	Capital Requirements	Oaks Bancorp	Oaks Bank

Leverage Ratio	4.00%	9.61%	9.11%
Tier I Risk Weighted	4.00%	10.98%	10.38%
Total Risk Based	8.00%	11.93%	11.33%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I and Tier II Capital, respectively, for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At December 31, 2005, these credit lines totaled $13.4 million and the Bank had no borrowings against those lines. The Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $93.4 million at December 31, 2005.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2005, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 16.05% compared to 12.7% in 2004. The ratio of net loans to deposits, another key liquidity ratio, was 86.8% at December 31, 2005 compared to 90.4% at December 31, 2004.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 2005 has been significant to the Company’s financial position or results of operations in regard to fluctuation in interest rates creating changing net interest margins. However, inflation has not been a factor in customers’ ability to repay debt or in upward pressure on operation expenses.

Critical Accounting Policies and Estimates

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

Goodwill and Other Intangible Assets

As discussed in Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value. The Company’s assessment at December 31, 2005 pursuant to its Goodwill Impairment Testing Policy resulted in no impairment.

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

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than -Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF-03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

This discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

Off-Balance sheet Arrangements, Contractual Obligations and Contingent Liabilities

In the ordinary course of business, the Company may enter into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.

	Less than	One to Three	Three to Five	More than
(in thousands)	one year	Years	Years	Five Years	Total

Long Term Debt Obligations	$–	$–	$–	$8,248	$8,248
Operating Lease Obligations	662	1,113	613	350	2,738

Totals	$662	$1,113	$613	$8,598	$10,986

As noted in Footnote 10 to the financial statements, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $17.0 million at December 31, 2005, down from $17.6 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $167.7 million, which was up from the $123.5 million outstanding one year earlier. The Company has an allowance for losses-unfunded commitments totaling $163 thousand at December 31, 2005, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

As noted in Footnote 15 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $14.6 million and $5.2 million at the end of 2005 and 2004, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management employs the use of an Asset and Liability Management software that is used to measure the Bank’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Bank’s interest sensitivity. Based on the results of this model, management believes the Bank’s balance sheet is “asset sensitive”.  The Company generally expects expansion in its net interest income if rates rise and expects, conversely, contraction if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Bank’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2005 balances indicate that the net interest income at risk over a one year time horizon for a 1%, 2% and 3% rate increase and 1% rate decrease are within the Company’s policy guidelines for such changes.

December 31, 2005

(dollars in Thousands)	Shock Rate Scenarios
	-100bp	Base	+100bp	+200bp	+300bp

Net Interest Income (NII)	$24,202	$25,917	$27,543	$29,166	$30,788

$ Change from Base	$(1,715)	$–	$1,626	$3,249	$4,871

% Change from Base	-6.62%	0.00%	6.27%	12.54%	18.80%

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

(dollars in Thousands)
		% of
Gross Loans	Balance	Total
Variable-Daily	$149,373	41%
Variable-Other than daily	155,887	42%
Fixed	62,873	17%
Total Gross Loans	$368,133	100%

Gross Loans		% of
Re-Pricing	Balance	Total
< 1 Year	$218,619	59%
1-3 Years	92,926	25%
3-5 Years	42,315	11%
> 5 Years	14,273	4%
	$368,133	100%

The table above identifies approximately 40% of the loan portfolio that will re-price immediately in a changing rate environment.

The Company also attempts to quantify the impact of interest rate changes on borrowers’ ability to pay on loans and the impact of similar rate changes on the value of collateral held against loans. To this end, the Company, from time to time, will sample loans and analyze them under a rate shock scenario to specifically assess the impact of the rate shock on financial ratios such as interest rate coverage and loan-to-value. The results of the analysis have generally revealed that in the case of such a rate shock, a high percentage of loans tested would continue to express ratios within current underwriting guidelines. The results of these analyses are considered acceptable by management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
DECEMBER 31, 2005, 2004, AND 2003

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
January 13, 2006

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR YEARS ENDED DECEMBER 31, 2005 AND 2004
(Amounts in thousands, except share data)

Assets
	2005	2004
Cash and due from banks	$18,279	$13,092
Federal funds sold	26,280	5,775
Money market funds	–	3,000
Total Cash and Cash Equivalents	44,559	21,867
Interest-bearing deposits in other financial institutions	298	498
Investment securities, available-for-sale	44,402	57,394
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	1,885	1,809
Loans held for sale	3,392	2,253
Loans, net of deferred fees of $1,617 and $1,482 and allowance for loan loss of $3,881 and $3,247 at December 31, 2005
and 2004, respectively	362,635	334,964
Property premises and equipment, net	11,905	10,383
Net deferred tax asset	2,358	1,918
Cash surrender value of life insurance	7,706	7,130
Goodwill	4,865	4,865
Intangible assets	1,448	2,021
Other assets	3,048	2,910
Total Assets	$488,501	$448,012

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand non-interest bearing	$164,014	$143,455
Savings, NOW and money market deposits	170,106	166,015
Time deposits of $100 or more	17,414	18,034
Time deposits under $100	66,263	42,937
Total Deposits	417,797	370,441
FHLB advances and other borrowings	10,000	28,500
Securities sold under agreement to repurchase	3,847	766
Junior subordinated debentures	8,248	8,248
Other liabilities	3,764	2,807
Total Liabilities	443,656	410,762

COMMITMENTS AND CONTINGENCIES (Notes #5 and #10)	–	–

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized;
6,231,982 and 6,013,260 shares issued and
outstanding for 2005 and 2004, respectively	29,255	24,050
Retained earnings	15,748	13,053
Accumulated other comprehensive income	(158)	147
Total Stockholders' Equity	44,845	37,250
Total Liabilities and Stockholders' Equity	$488,501	$448,012

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in thousands, except share data)

	2005	2004	2003
Interest Income
Interest and fees on loans	$27,399	$20,615	$15,930
Interest on Investment Securities
Obligations of U.S. Government Agencies	1,389	1,767	1,408
Obligations of State and Political Subdivisions	593	506	454
Interest on time deposits with other banks	9	11	13
Interest on Federal funds sold	667	302	278
Interest on other securities	118	112	91
Total Interest Income	30,175	23,313	18,174

Interest Expense
Interest on savings, NOW and money market deposits	1,695	699	625
Interest on time deposits in denominations of
$100 or more	413	118	204
Interest on time deposits under $100	1,371	953	922
Other	1,537	1,591	1,712
Total Interest Expense	5,016	3,361	3,463
Net interest income before provision for
possible loan losses	25,159	19,952	14,711
Provision for Possible Loan Losses	710	410	370
	24,449	19,542	14,341
Noninterest Income
Fees and service charges	2,430	2,173	1,723
Investment securities gain/(loss), net	–	28	60
Gain on sale of SBA loans, net	84	45	–
Gain on sale of premise, net	4	712	–
Other	2,491	2,041	2,014
Total Noninterest Income	5,009	4,999	3,797
Noninterest Expenses
Salaries and employee benefits	9,746	8,457	6,498
Equipment expenses	824	929	675
Occupancy expenses	1,667	1,640	1,082
Other expenses	6,481	6,172	4,170
Total Noninterest Expenses	18,718	17,198	12,425
Income Before Provision for Income Taxes	10,740	7,343	5,713
Provision for Income Taxes	4,103	2,759	2,117
Net Income	$6,637	$4,584	$3,596

Earnings Per Share
Basic	$1.08	$0.77	$0.71
Diluted	$1.01	$0.71	$0.67

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in thousands, except share data)

					Accumulated
	Common Stock				Other	Total
	Number of		Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Income	Earnings	Income	Equity
Balance, January 1, 2003	2,785,533	9,703		9,548	562	19,813
Exercise of stock options
(including $204 tax benefit from exercise of stock options)	72,471	583				583
Stock issued in connection with purchase of Hacienda Bank	602,485	8,698				8,698
Sale of stock	5,000	66				66
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(4)		(4)
5% stock dividend	139,008	1,599		(1,599)		–
Comprehensive income
Net income			$3,596	3,596		3,596
Unrealized security holding losses (net of $287 tax)			(428)		(428)	(428)
Less reclassification adjustments for gains (net of $24 tax)			(36)		(36)	(36)
Total comprehensive income			$3,132
Balance, December 31, 2003	3,604,497	20,649		11,541	98	32,288
Exercise of stock options
(including $136 tax benefit from exercise of stock options)	33,625	335				335
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(6)		(6)
5% stock dividend	179,821	3,066		(3,066)		–
Comprehensive income
Net income			$4,584	4,584		4,584
Unrealized security holding losses (net of $44 tax)			66		66	66
Less reclassification adjustments for gains (net of $11 tax)			(17)		(17)	(17)
Total comprehensive income			$4,633
Balance, December 31, 2004	3,817,943	$24,050		$13,053	$147	$37,250
Exercise of stock options
(including $588 tax benefit from exercise of stock options)	144,674	1,275				1,275
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend				(7)		(7)
5% stock dividend	195,013	3,930		(3,930)		–
3 for 2 stock split	2,074,352
Cash paid to stockholders in lieu of fractional shares on 3 for 2 stock split				(5)		(5)
Comprehensive income
Net income			$6,637	6,637		6,637
Unrealized security holding losses (net of $204 tax)			(305)		(305)	(305)
Total comprehensive income			$6,332
Balance, December 31, 2005	6,231,982	$29,255		$15,748	$(158)	$44,845

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in thousands, except share data)
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$6,637	$4,584	$3,596
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	897	949	661
Provision for possible loan losses	710	410	370
Provision for possible losses on unfunded
loan commitments	10	25	50
Realized (gain)/loss on sales of available-for-sale
securities, net	–	(28)	(60)
Amortization of premiums/discounts on
investment securities, net	184	407	451
Amortization of core deposit intangibles	573	421	41
Gain on sale of property, premises and equipment, net	(4)	(712)	–
Net change in loans held for sale	(1,139)	2,149	3,764
Net increase in cash surrender value of life insurance	(276)	(271)	(264)
FHLB Dividends received	(76)	(72)	(87)
Decrease/(Increase) in deferred tax asset	(236)	20	(363)
Decrease/(Increase) in other assets	(119)	183	212
Increase/(decrease) in other liabilities	672	269	(5,195)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,833	8,334	3,176

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(2,588)	(3,012)	(1,633)
Purchase of mortgage-backed securities available-for-sale	–	(17,295)	(27,487)
Net redemption (purchase) of Federal Home Loan Bank and Federal
Reserve Bank stock	–	222	332
Proceeds from sales of mortgage-backed securities	–	1,534	12,365
Proceeds from principal reductions and maturities
of securities available-for-sale	1,350	1,315	757
Proceeds from principal reductions and maturities of
mortgage-backed securities	13,537	14,723	27,387
Net change in interest-bearing deposits in
other financial institutions	200	–	99
Purchase of life insurance policies	(300)	–	(1,180)
Increase in cash due to acquisition	–	–	22,703
Recoveries on loans previously charged off	25	3	233
Increase in loans, net	(28,406)	(61,326)	(35,465)
Proceeds from sale of property, premises and equipment	900	900	–
Purchase of property, premises and equipment, net	(3,059)	(1,646)	(3,158)

NET CASH USED IN INVESTING ACTIVITIES	(18,341)	(64,582)	(5,047)

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in thousands, except share data)

	2005	2004	2003
Cash Flows From Financing Activities
Increase in deposits, net	$47,356	$4,002	$23,788
Net increase/(decrease) in FHLB borrowings	(18,500)	–	(9,500)
Net (decrease)/increase in notes payable	–	(3,500)	3,500
Net increase in securities sold under agreement to repurchase	3,081	306	202
Proceeds from exercise of stock options	1,275	199	379
Proceeds from sale of stock	–	–	66
Cash paid in lieu of fractional shares	(12)	(6)	(4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,200	1,001	18,431

Net Increase/(Decrease) in Cash and Cash Equivalents	22,692	(55,247)	16,560

Cash and Cash Equivalents, Beginning of year	21,867	77,114	60,554

Cash and Cash Equivalents, End of year	$44,559	$21,867	$77,114

	2005	2004	2003
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,912	$3,453	$3,652
Income taxes paid	$3,825	$2,575	$2,250

Supplemental Disclosures of Non-Cash Flow Information
Change in other valuation allowance for investment securities	$(509)	$82	$(781)
Tax benefit of stock options exercised	$588	$136	$204

Supplemental Disclosures
Net change in assets/liabilities due to acquisition of Hacienda Bank
Increase in interest-bearing deposits in other financial institutions	$–	$–	$100
Increase in investments	$–	$–	$2,121
Increase in net loans	$–	$–	$51,878
Increase in FHLB stock	$–	$–	$253
Increase in premises and equipment	$–	$–	$2,834
Increase in goodwill and other intangible assets	$–	$–	$7,029
Increase in other assets	$–	$–	$901
Increase in demand, money market and savings deposits	$–	$–	$48,678
Increase in time certificates of deposit	$–	$–	$29,795
Increase in other liabilities	$–	$–	$644

The accompanying notes are an integral part of these financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies

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

Nature of Operations

The Company has been organized as a single operating segment. The Bank operates eleven branches within San Luis Obispo and Northern Santa Barbara counties. The Bank offers traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.

Investment in Non-Consolidated Subsidiary

The Company accounts for its investments in its wholly owned special purpose entity, Heritage Oaks Capital Trust I (the “Trust”), using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statements of income. Prior to December 31, 2003, the accounts of the Trust were included in the consolidated financial statements of the Company. Pursuant to the Company’s adoption of the transition guidance of FASB Interpretations Number (“FIN”) 46R for investments in special purpose entities, the Company deconsolidated the Trust from its financial statements as of December 31, 2003.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Banks complied with the reserve requirements as of December 31, 2005.

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

Declines in the fair values of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recover in fair value.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.

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

Property, Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expenses for the reporting periods ending December 31, 2005, 2004, and 2003 were approximately $897, $949, and $661, respectively.

Goodwill and Intangible Assets

The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions. The Company has paid premiums on these acquisitions, and such premiums are recorded as intangible assets, in the form of goodwill or core deposit intangible assets.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. In accordance with the provisions of Statement of Financial Accounting No. (“SFAS”) 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company is required to test goodwill for impairment. The Company’s assessment at December 31, 2005 pursuant to its Goodwill Impairment Testing Policy resulted in no impairment.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2005	2004	2003
Net income:
As reported	$6,637	$4,584	$3,596
Stock-based compensation using the intrinsic
value method	–	–	–
Stock-based compensation that would have
been reported using the fair value method
of SFAS 123	(89)	(64)	(75)
Pro forma net income	$6,548	$4,520	$3,521

Basic earnings per share:
As reported	$1.08	$0.77	$0.71
Pro forma	1.06	0.76	0.70

Diluted earnings per share:
As reported	$1.01	$0.71	$0.67
Pro forma	1.00	0.70	0.65

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

Current Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004). “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has not determined if the adoption of this standard will have a material impact on its financial statements.

Note #2 - Investment Securities

At December 31, 2005 and 2004, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2005, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of U.S. Government
agencies and corporations	$826	$–	$(20)	$806
Mortgage-backed securities	28,795	13	(518)	28,290
Obligations of state and political
subdivisions	15,036	364	(103)	15,297
Other securities	9	–	–	9
Total	$44,666	$377	$(641)	$44,402

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of U.S. Government
agencies and corporations	$1,868	$5	$(30)	$1,843
Mortgage-backed securities	42,622	181	(239)	42,564
Obligations of state and political
subdivisions	12,651	413	(86)	12,978
Other securities	9	–	–	9
Total	$57,150	$599	$(355)	$57,394

There were no investment securities held-to-maturity at December 31, 2005 and December 31, 2004.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #2 - Investment Securities, Continued

The amortized cost and fair values of investment securities available-for-sale at December 31, 2005, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$509	$497
Due after one year through five years	2,217	2,249
Due after five years through ten years	6,522	6,629
Due after ten years	6,623	6,737
Mortgage-backed securities	28,795	28,290
Total Securities	$44,666	$44,402

Proceeds from sales, maturities and principal reductions of investment securities available-for-sale during 2005, 2004, and 2003, were $1,350, $1,315, and $757, respectively. There were no gross gains or losses reported during 2005 and 2004. In 2003, gross gains and losses were $3 and $0, respectively.

Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 2005, 2004, and 2003, were $13,537, $14,723, and $27,387, respectively. There were no gross gains or losses reported during 2005. In 2004, and 2003, gross gains on these sales were $28 and $60, respectively. Unrealized (losses)/gains on investment securities and mortgage-backed securities included in shareholders’ equity net of tax at December 31, 2005, 2004, and 2003 were ($158), $147, and $98, respectively.

Securities having a carrying value and a fair value of approximately $25,366 and $34,672 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required by law.

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than -Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF-03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #2 - Investment Securities, Continued

Those investment securities available for sale which have an unrealized loss position at December 31, 2005 and 2004, are detailed below: (amounts in thousands)

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
agencies and corporations	$–	$–	$806	$(20)	$806	$(20)
Mortgage-backed securities	14,111	(250)	11,902	(268)	26,013	(518)
Obligations of state and political
subdivisions	4,237	(83)	620	(20)	4,857	(103)
Other securities	–	–

Total	$18,348	$(333)	$13,328	$(308)	$31,676	$(641)
December 31, 2004
Obligations of U.S. Government
agencies and corporations	$497	$(3)	$841	$(27)	$1,338	$(30)
Mortgage-backed securities	13,951	(74)	9,691	(181)	23,642	(255)
Obligations of state and political
subdivisions	879	(2)	811	(84)	1,690	(86)
Other securities	–	–

Total	$15,327	$(79)	$11,343	$(292)	$26,670	$(371)

There are seventeen securities that have been in a loss position for twelve months or longer. These securities are guaranteed by either the U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold these securities until maturity, or for the foreseeable future, if classified as available-for-sale, no declines are deemed to be other-than-temporary.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #3 - Loans

Major classifications of loans were:

	2005	2004
Commercial, financial and agricultural	$60,050	$49,584
Real Estate - construction	76,981	66,833
Real Estate - other	210,690	202,765
Home Equity lines of credit	14,398	14,708
Installment loans to individuals	5,620	5,538
All other loans (including overdrafts)	394	265
	368,133	339,693
Less: Deferred loan fees	(1,617)	(1,482)
Less: Allowance for loan losses	(3,881)	(3,247)
Total Loans	$362,635	$334,964

Loans held for sale	$3,392	$2,253

Concentration of Credit Risk

At December 31, 2005 and 2004, approximately $302,069 and $284,306 of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County and Northern Santa Barbara County. The Bank attempts to reduce their concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balances sheets. The unpaid principal balance of loans serviced for others was $3.6 million, $3.5 million and $6.9 million at December 31, 2005, 2004 and 2003, respectively.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2005	2004	2003
Impaired loans with a valuation allowance	$54	$821	$1,475
Impaired loans without a valuation allowance	–	113	158
Total impaired loans	$54	$934	$1,633
Valuation allowance related to impaired loans	$16	$453	$528

Average recorded investment in impaired loans	$374	$1,076	$1,100

Cash receipts applied to reduce principal balance	$8	$110	$132

Interest income recognized for cash payments	$–	$48	$25

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #3 - Loans, Continued

Non-accruing loans totaled approximately $54 and $934 at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, all loans on non-accrual were classified as impaired. If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $87, $126, and $132, in 2005, 2004, and 2003, respectively. No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2005 and 2004, the Bank had no loans past due 90 days or more and still accruing interest.

At December 31, 2005, there were no loans classified as troubled debt restructurings.

The Bank also originates Small Business Administration (“SBA”) loans for sale to governmental agencies and institutional investors. At December 31, 2005 and 2004, the unpaid principal balance of SBA loans serviced for others totaled $1,715 and $1,046, respectively. The gain on sale of SBA loans was $84, $45, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

The balance of capitalized servicing rights included in “other assets” on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004, was $6 and approximately $1, respectively. The fair values of these rights approximate their book values respectively.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	2005	2004	2003
Balance, Beginning of Year	$3,247	$3,070	$2,336
Additions charged to operating expense	710	410	370
Loans charged off	(100)	(236)	(466)
Recoveries of loans previously charged off	24	3	233
Credit from purchase of Hacienda Bank	–	–	597
Balance, End of Year	$3,881	$3,247	$3,070

Note #5 - Property, Premises and Equipment

Property, premises and equipment consisted of the following:

	2005	2004
Building and improvements	$7,330	$7,966
Furniture and equipment	4,641	5,654
	11,971	13,620
Less: Accumulated depreciation and amortization	6,652	7,640
	5,319	5,980
Land	3,782	4,051
Construction in progress	2,804	352
Total	$11,905	$10,383

During 2003, the Bank purchased land for future development of a Paso Robles, California administrative facility for approximately $1,100. Total remaining construction commitments related to this project totaled approximately $2.1 million, as of December 31, 2005.

In July 2005 the Company entered into a sale-leaseback transaction, with a non-affiliated party, for the Atascadero Branch Office with the Bank as the lessee. The sale price was $900 and resulted in a gain to the Company of approximately $283 which will be amortized against rental expense over the first 5 year term of the lease. The Bank’s new lease calls for payments of $5 per month for 5 years with 4 separate 5 year options to extend.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #5 - Property, Premises and Equipment, Continued

The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2012. The following is a schedule of future minimum lease payments based upon obligations at year-end.

Year Ending
December 31,	Amount
2006	$662
2007	582
2008	531
2009	357
2010	256
More than 5 years	350
Total	$2,738

The leases contain options to extend for periods from five to twenty years. Options to extend which have been exercised and the related lease costs are included above. Total expenditures charged for leases for the reporting periods ended December 31, 2005, 2004, and 2003, were approximately $663, $622, and $435, respectively.

Note #6 - Intangible Assets

Intangible assets consisted of core deposit intangibles subject to amortization with a net carrying value of $1,448 and $2,021, net of $1,083 and $510 accumulated amortization as of December 31, 2005 and 2004, respectively. Amortization expense for the periods ended December 31, 2005, 2004, and 2003 was $573, $421, and $41, respectively. The estimated future amortization expense for the next six years is $300 for 2006, $354 for 2007, $388 for 2008, $337 for 2009, $40 for 2010, and $29 for 2011.

Note #7 - Time Deposit Liabilities

At December 31, 2005, the Banks had time certificates of deposit with maturity distributions as follows:

Year Ending
December 31,
2006	$66,096
2007	16,753
2008	630
2009	198
$83,677

Note #8 - Borrowings

The Bank has borrowing lines with correspondent banks totaling $13.5 million. At December 31, 2005 there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank (FHLB) Advances

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At December 31, 2004, the Bank had borrowings with the FHLB of $10 million that matures in July 2006 with a current interest rate of 4.15%. This borrowing is collateralized by loans. In addition, the Bank has an $11.7 million letter of credit secured by loans.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #8 - Borrowings, Continued

At December 31, 2005, the Bank has a remaining borrowing capacity with existing collateral of approximately $80 million and $13.4 million secured by loans and securities, respectively.

The Bank has pledged approximately $185.0 in loans to the FHLB.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. As of December 31, 2005 and 2004, the Bank had $3,847 and $766 in securities sold under agreements to repurchase. Interest expense recorded was $44, $8, and $2 for the years ended December 31, 2005, 2004, and 2003, respectively. The carrying value of underlying securities provided as collateral for these transactions was $5,771 and $924 at December 31, 2005 and 2004, respectively.

Notes Payable

On October 10, 2005, the Company renewed a revolving line of credit in the amount of $3,500 through Pacific Coast Bankers Bank (PCBB). The line is secured by 51% of the outstanding shares of the Bank’s stock. The line bears interest at the Wall Street Journal prime rate. Interest payments are due quarterly. The line is scheduled to mature on October 10, 2007 at which time the line converts to an eight-year term loan maturing on October 10, 2015. Principal and interest payments are due quarterly. Under the terms of the agreement, the Company will not incur any additional debt over $2,000 exclusive of the inter-company debt and existing debt without prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by the Regulators. At December 31, 2005, the outstanding balance owed was $0.

Junior Subordinated Debentures

On April 10, 2002, the Company issued $8,248 of Floating Rate Junior Subordinated Deferrable Interest Debentures “ (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 8.15% as of December 31, 2005. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. As of December 31, 2005, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #9 - Income Taxes

The current and deferred amounts of the provision (benefit) for income taxes were:

	Year Ending December 31,
	2005	2004	2003
Federal Income Tax
Current	$3,045	$2,031	$1,611
Deferred	(134)	16	(82)
Total Federal Taxes	2,911	2,047	1,529

State Franchise Tax
Current	1,291	706	630
Deferred	(99)	6	(42)
Total State Franchise Tax	1,192	712	588
Total Income Taxes	$4,103	$2,759	$2,117

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$3,652	34.0	$2,497	34.0	$1,942	34.0
State income taxes, net of federal
income tax benefit	768	7.2	507	6.9	388	6.8
Tax exempt income and other, Net	(317)	(3.0)	(245)	(3.4)	(213)	(3.7)
Total Tax Provision	$4,103	38.2	$2,759	37.5	$2,117	37.1

The net deferred tax asset is determined as follows:

	2005	2004
Deferred Tax Assets
Reserves for loan losses	$1,414	$1,152
Fixed assets	357	280
Accruals	800	667
Investment securities valuation	109	–
Deferred Fees	231	248
Net operating loss carryforward	506	821
Total Deferred tax assets arising from cumulative
timing differences	3,417	3,168
Total Deferred Tax Assets	$3,417	$3,168
Deferred Tax Liabilities
Fair value adjustment for purchased assets	$480	$718
Investment securities valuation	–	98
Deferred costs, prepaids and FHLB	579	434
Total Deferred Tax Liabilities	1,059	1,250
Net Deferred Tax Assets	$2,358	$1,918

As part of a transaction with Hacienda Bank, the Company has approximately $1.5 million of net operating losses (NOL) available for carry forward at December 31, 2005. The realization of the NOL is limited for federal tax purposes and for state tax purposes under current tax law. Any amount not utilized for federal tax purposes will expire on various years through 2014.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #10 - Commitments and Contingencies

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

As of December 31, 2005 and 2004, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2005	2004

Commitments to extend credit	$167,698	$123,470
Standby letters of credit	17,033	17,599
	$184,731	$141,069

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #11 - Regulatory Matters, Continued

			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk-weighted assets:
Company	$50,736	11.93%	$34,022	8.0%	N/A	N/A
Heritage Oaks Bank	48,071	11.33%	33,942	8.0%	$42,428	10.0%

Tier 1 capital to risk-weighted assets:
Company	46,692	10.98%	17,010	4.0%	N/A	N/A
Heritage Oaks Bank	44,027	10.38%	16,966	4.0%	25,449	6.0%

Tier 1 capital to average assets:
Company	46,692	9.61%	19,435	4.0%	N/A	N/A
Heritage Oaks Bank	44,027	9.11%	19,331	4.0%	24,164	5.0%

As of December 31, 2004
Total capital to risk-weighted assets:
Company	$41,482	10.65%	$31,160	8.0%	N/A	N/A
Heritage Oaks Bank	39,653	10.16%	31,223	8.0%	$39,029	10.0%

Tier 1 capital to risk-weighted assets:
Company	38,082	9.78%	15,575	4.0%	N/A	N/A
Heritage Oaks Bank	36,253	9.29%	15,609	4.0%	23,414	6.0%

Tier 1 capital to average assets:
Company	38,082	8.34%	18,265	4.0%	N/A	N/A
Heritage Oaks Bank	36,253	8.09%	17,925	4.0%	22,406	5.0%

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

Note #12 - Salary Continuation Plan

The Company established a salary continuation plan agreement with the President, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer and certain Senior Vice Presidents, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company’s liability under this Agreement were approximately $1,250 and $913 at December 31, 2005 and 2004, respectively, and are included in other liabilities in the Company’s Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled approximately $7,706 and $7,130, at December 31, 2005 and 2004, respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #13 - Employee Benefit Plans

401(k) Pension Plan

During 1994, the Company established a savings plan for employees that allow participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25 percent of the employee’s contribution. Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service. Expenses of the savings plan were approximately $109, $93, and $74, for the years ended December 31, 2005, 2004, and 2003, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year. The amount of the annual contribution to the ESOP is at the discretion of the Board of Directors. The contributions made to this plan were approximately $216 in 2005, $206 in 2004, and $162 in 2003.

Note #14 - Equity Compensation Plans

At December 31, 2005, the Company had two stock option plans, which are described below.

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

No options were granted during 2005, 2004, or 2003.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #14 - Equity Compensation Plans, Continued

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 2005.

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,136	$2.55	3,530	$2.55	3,530	$2.55
Granted
Cancelled	–	$–	–	$–	–	$–
Exercised	–	$–	(394)	$2.55	–	$–
Outstanding at end of year	3,136	$2.55	3,136	$2.55	3,530	$2.55

Options available for granting at
end of year	–		–		–
Options exercisable at year-end	3,136	$2.55	3,136	$2.55	3,530	$2.55
Weighted-average fair value of
options granted during the year	–		–		–

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$2.55	3,136	1.58	$2.55	3,136	$2.55

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

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan. Under this amendment, the plan provides for issuance of up to 241,288 additional shares of the Company’s common stock. Upon approval by stockholders of the 2005 Equity Based Compensation Plan at the May 26, 2005 shareholder meeting, no further grants would be made from the 1997 Stock Option Plan.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004, and 2003, respectively: risk-free rates of 4.11 percent, 4.22 percent, and 4.58 percent, dividend yields of 0 percent for all years presented, expected life of 7.5 years in 2005 and 10 years for 2004 and 2003; and volatility of 24 percent for all years presented.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #14 - Equity Compensation Plans, Continued

The following summarizes information about the 1997 stock option plan outstanding at December 31, 2005.

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	738,180	$4.51	740,255	$3.89	668,026	$3.33
Granted	11,250	$13.84	87,058	$10.83	211,751	$5.30
Cancelled	(7,079)	$10.81	(36,567)	$8.15	(19,673)	$4.57
Exercised	(219,795)	$3.13	(52,566)	$3.76	(119,849)	$3.16
Outstanding at end of year	522,556	$5.20	738,180	$4.51	740,255	$3.89

Options available for grant end of year	–		61,686		112,177
Options exercisable at year-end	429,023	$4.07	618,777	$3.57	617,257	$3.47
Weighted-average fair value of
options granted during the year	$5.24		$4.89		$3.92

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.55-$ 5.74	390,833	3.37 Years	$3.64	388,857	$3.63
$ 5.80-$10.27	41,892	6.60 Years	$6.91	24,774	$6.67
$10.79-$13.84	89,831	8.36 Years	$11.22	15,392	$10.85
	522,556			429,023

On May 26, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the “2005 Plan”). Upon approval by stockholders, no further grants would be made from the 1997 Stock Option Plan. The 2005 Plan authorizes the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards. The 2005 Plan will provide for a maximum of ten percent (10%) of the Company’s issued and outstanding shares of common stock as of March 25, 2005 and adjusted on each anniversary thereafter to be ten percent (10%) of the then issued and outstanding number of shares. During 2005, 3,750 shares of restricted stock were granted which vest at twenty percent (20%) per year for five years. All share amounts have been adjusted to reflect the 3-for-2 stock split in December 2005. Compensation is based upon the fair market value for the stock on the grant date and is recognized evenly over the vesting period. Total expense recorded during 2005 was $3 and total expense for 2006 will be $11 related to the restricted shares.

Note #15 - Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company. These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #15 - Related Party Transactions, Continued

An analysis of loans to directors and executive officers is as follows:

	2005	2004
Outstanding Balance, Beginning of Year	$5,213	$6,351
Additional loans made	10,181	2,214
Repayments	(791)	(3,352)
Outstanding Balance, End of Year	$14,603	$5,213

Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to approximately $3,619 and $3,280, respectively.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #17 - Fair Value of Financial Instruments, Continued

The estimated fair value of financial instruments at December 31 is summarized as follows:

	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$44,559	$44,559	$21,867	$21,867
Interest-bearing deposits	298	298	498	498
Investments and mortgage-backed securities	44,402	44,402	57,394	57,394
FHLB stock	1,885	1,885	1,809	1,809
Loans receivable, net	366,516	364,652	338,211	337,638
Loans held for sale	3,392	3,392	2,253	2,253
Accrued interest receivable	1,977	1,977	1,654	1,654

Liabilities
Noninterest-bearing deposits	164,014	164,014	143,455	143,455
Interest-bearing deposits	253,783	253,958	226,986	227,039
FHLB advances	10,000	10,071	28,500	28,950
Securities sold under repurchase agreements	3,847	3,847	766	766
Notes payable	–	–	–	–
Junior Subordinated Debentures	8,248	8,248	8,248	8,248
Accrued interest payable	511	511	407	407

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and standby letters of credit	$184,731	$1,847	$141,069	$1,411

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #17 - Fair Value of Financial Instruments, Continued

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

Junior Subordinated Debentures

The fair value disclosed for junior subordinated debentures is based on carrying amounts. The debentures are variable-rated notes that re-price frequently.

Off-balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #18 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. Share information has been retroactively adjusted for the stock dividend as discussed in Note #20.

	2005		2004		2003
	Net		Net		Net
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$6,637		$4,584		$3,596
Shares outstanding at year-end		6,231,982		6,013,260		5,960,301
Impact of weighting shares
purchased during the year		(64,045)		(22,762)		(860,238)
Used in Basic EPS	6,637	6,167,937	4,584	5,990,498	3,596	5,100,063
Dilutive effect of outstanding
stock options		383,452		444,270		332,919
Used in Dilutive EPS	$6,637	6,551,389	$4,584	6,434,768	$3,596	5,432,981

Note #19 - Other Income/Expense

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Fees and Other Income
ATM/Debit Card Transaction/Interchange Fees	$629	$583	$406
Bankcard merchant fees	160	116	100
Mortgage origination fees	897	602	880
Earnings on cash surrender value of
life insurance policies	323	294	264
Other	482	446	364
	$2,491	$2,041	$2,014

Other Expenses
Data processing	$2,200	$2,570	$1,581
Advertising and promotional	582	515	361
Regulatory fees	106	114	86
Other professional fees and outside services	802	530	432
Legal fees and other litigation expenses	122	76	52
Loan department costs	182	181	255
Stationery and supplies	311	374	249
Director fees	247	179	152
Core deposit amortization	573	421	41
Other	1,356	1,212	961
Total	$6,481	$6,172	$4,170

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #20 - Stock Dividends and Stock Splits

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

On March 25, 2005, the Board of Directors declared a five percent stock dividend payable on April 22, 2005 to stockholders of record on April 8, 2005. Cash was paid in lieu of fractional shares at the rate of $20.15 per share and amounted to $8.

On October 21, 2005, the Board of Directors declared a 3-for-2 stock split payable on December 2, 2005 to stockholders of record on November 10, 2005. Cash was paid in lieu of fractional shares at the rate of $18.86 per share and amounted to $5.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #21 - Acquisition of Assets and Liabilities, Continued

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

On June 28, 2004, Hacienda Bank merged with and into the Bank.

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company)

Balance Sheets

	2005	2004
Assets
Cash	$487	$293
Federal funds sold	2,150	775
Total cash and cash equivalents	2,637	1,068
Prepaid and other assets	443	387
Property and premises	–	625
Investment in subsidiaries	50,428	43,533

Total Assets	$53,508	$45,613
Liabilities and Stockholders' Equity
Notes payable	$–	$–
Junior subordinated debentures	8,248	8,248
Other liabilities	415	115

Total Liabilities	8,663	8,363

Stockholders' Equity
Common stock	29,255	24,050
Retained earnings	15,590	13,200

Total Stockholders' Equity	44,845	37,250
Total Liabilities and
Stockholders' Equity	$53,508	$45,613

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company), Continued

Statements of Income

	2005	2004	2003
Income
Equity in undisbursed income of subsidiaries	$7,201	$5,039	$3,943
Interest income	65	21	21
Other	31	57	57
Total Income	7,297	5,117	4,021
Expense
Salary expense	85	75	77
Equipment expense	(10)	15	15
Other professional fees and outside services	268	130	56
Interest expense	583	517	449
Other	126	112	69
Total Expense	1,052	849	666
Total Operating Income	6,245	4,268	3,355

Income tax benefit	(392)	(316)	(241)

Net Income	$6,637	$4,584	$3,596

HERITAGE OAKS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005, 2004, AND 2003 (Dollars in thousands, except per share amounts)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company), Continued
Statements of Cash Flows

	2005	2004	2003
Cash Flows From Operating Activities
Net income	$6,637	$4,584	$3,596
Adjustments to Reconcile Net Income to Net Cash
Provided By/(Used in) Operating Activities
Depreciation	8	15	15
Increase in other assets	(56)	229	129
Increase in other liabilities	18	10	18
Undistributed income of subsidiaries	(7,201)	(5,039)	(3,943)
Net Cash Used In Operating Activities	(594)	(201)	(185)

Cash Flows From Investing Activities
Net Proceeds from sale of fixed assets	900	–	–
Contribution to subsidiaries	–	–	(3,960)
Net Cash Provided By/(Used In) Investing Activities	900	–	(3,960)

Cash Flows From Financing Activities
Cash dividends received	–	3,500	–
Cash paid in lieu of fractional shares	(12)	(6)	(4)
Increase/(decrease) in notes payable	–	(3,500)	3,500

Proceeds from the sale of stock	–	–	67
Proceeds from the exercise of options	1,275	335	379
Net Cash Provided By
Financing Activities	1,263	329	3,942

Net Increase/(Decrease) in Cash
and Cash Equivalents	1,569	128	(203)
Cash and Cash Equivalents, Beginning of Year	1,068	940	1,143

Cash and Cash Equivalents, End of Year	$2,637	$1,068	$940

ITEM 9.  CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Code of Ethics

We have adopted a Code of Conduct, which applies to all employees, officers and directors of the Company and Bank. Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees, as indicated above. Our Code of Conduct is posted on our website at www.heritageoaksbancorp.com under the heading “Investor Relations - Governance Documents.” Any change to or waiver of the code of conduct (other than technical, administrative and other non-substantive changes) will be posted on the Company’s website or reported on a Form 8-K filed with the Securities and Exchange Commission. While the Board may consider a waiver for an executive officer or director, the Board does not expect to grant such waivers.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits:

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

THE COMPANY

/s/ Lawrence P. Ward	/s/ Margaret A. Torres

LAWRENCE P. WARD President and Chief Executive Officer Dated: March 1, 2006	MARGARET A. TORRES Executive Vice President and Chief Financial Officer Dated: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ B.R. Bryant	Chairman of the Board	March 1, 2006
B.R. BRYANT

/s/ Donald H. Campbell	Vice Chairman	March 1, 2006
DONALD H. CAMPBELL	of the Board of Directors

/s/ Kenneth Dewar	Director	March 1, 2006
KENNETH DEWAR

/s/ Mark C. Fugate	Director	March 1, 2006
MARK C. FUGATE

/s/ Dolores T. Lacey	Director	March 1, 2006
DOLORES T. LACEY

/s/ Merle F. Miller	Director	March 1, 2006
MERLE F. MILLER

/s/ Michael Morris	Director	March 1, 2006
MICHAEL MORRIS

/s/ Daniel J. O’Hare	Director	March 1, 2006
DANIEL J. O’HARE

/s/ Alex Simas	Director	March 1, 2006
ALEX SIMAS

/s/ Ole K. Viborg	Director	March 1, 2006
OLE K. VIBORG

/s/ Lawrence P. Ward	Director	March 1, 2006
LAWRENCE P. WARD

EXHIBIT INDEX

Exhibit Sequential Number	Description

23	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002