Form 10-Q
period 2006-03-31
HERITAGE OAKS BANCORP
filed 2006-05-10
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Large Accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 28, 2006 there were approximately 6,331,273 shares outstanding of the Registrant’s common stock.

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
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
        Item 6. Exhibits

Signatures

Certifications

Exhibits

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31,	December 31,
	2006	2005
ASSETS	(Un-audited)	(1)
Cash and due from banks	$17,398	$18,279
Federal funds sold	20,475	26,280
Total cash and cash equivalents	37,873	44,559
Interest bearing deposits other banks	318	298
Securities Available for sale	43,847	44,402
Federal Home Loan Bank Stock, at cost	1,907	1,885
Loans Held For Sale	2,994	3,392
Loans, net	373,189	362,635
Property, premises and equipment, net	13,055	11,905
Cash surrender value life insurance	7,777	7,706
Deferred Tax Assets	2,352	2,358
Goodwill	4,865	4,865
Core Deposit Intangible	1,373	1,448
Other assets	2,901	3,048
TOTAL ASSETS	$492,451	$488,501

LIABILITIES
Deposits:
Demand, non-interest bearing	$156,406	$164,014
Savings, NOW, and money market deposits	173,421	170,106
Time deposits of $100 or more	17,229	17,414
Time deposits under $100	74,663	66,263
Total deposits	421,719	417,797
FHLB advances and other borrowed money	10,000	10,000
Securities Sold under Agreement to Repurchase	1,954	3,847
Junior subordinated debentures	8,248	8,248
Other liabilities	3,801	3,764
Total liabilities	445,722	443,656

STOCKHOLDERS' EQUITY
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
6,330,523 and 6,231,982 for March 31, 2006
and December 31, 2005, respectively.	29,521	29,255
Retained earnings	17,354	15,748
Accumulated other comprehensive income	(146)	(158)
Total stockholders' equity	46,729	44,845
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$492,451	$488,501
(1) These numbers have been derived from the audited financial statements.
See notes to consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
(in thousands except per share date)	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Interest Income:
Interest and fees on loans	$7,489	$6,122
Investment securities	489	553
Federal funds sold and commercial paper	226	70
Time certificates of deposit	2	3
Total interest income	8,206	6,748

Interest Expense:
Now accounts	21	21
MMDA accounts	571	213
Savings accounts	28	17
Time deposits of $100 or more	138	82
Other time deposits	694	231
Other borrowed funds	307	421
Total Interest Expense	1,759	985

Net interest income before provision for possible loan losses	6,447	5,763

Provision for loan losses	120	180
Net interest income after provision for loan losses	6,327	5,583

Non-interest Income:
Service charges on deposit accounts	568	539
Other income	650	593
Total Non-interest Income	1,218	1,132

Non-interest Expense:
Salaries and employee benefits	2,783	2,248
Occupancy and equipment	622	612
Other expenses	1,579	1,563
Total Noninterest Expenses	4,984	4,423
Income before provision for income taxes	2,561	2,292
Provision for applicable income taxes	955	875
Net Income	$1,606	$1,417

Earnings per share: See Note #4
Basic	$0.26	$0.23
Fully Diluted	$0.24	$0.22
See notes to consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Month Period
	Ended March 31,
	2006	2005

Net Income	$1,606	$1,417
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	20	(554)
Reclassification adjustments for (gains) included in net income	-	-
Other comprehensive income (loss), before taxes	20	(554)
Income tax expense (credit) related to items in comprehensive income	(8)	221
Other Comprehensive Income (Loss), Net of Taxes	12	(333)
Comprehensive Income	$1,618	$1,084

See notes to consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
March 31, 2006 and March 31, 2005
(Unaudited)
( in thousands except shares outstanding)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income/(Loss)	Equity

Balance January 1, 2006	6,231,982	$29,255	$15,748	$(158)	$44,845
Exercise of Stock Options	32,741	192	-		192
(including $95 tax benefit from exercise
of stock options)
Stock options expense		74			74
Issuance of Restricted Stock Awards	65,800	-			-
Comprehensive Income
Net Income			1,606		1,606
Unrealized Security Holding Gains (net of $8 tax )				12	12
Total other comprehensive Income					1,618
Balance March 31, 2006	6,330,523	$29,521	$17,354	$(146)	$46,729

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income/(Loss)	Equity

Balance January 1, 2005	3,817,943	$24,050	$13,053	$147	$37,250
Exercise of Stock Options	89,664	365	-		365
5% Stock Dividend distributed April 22, 2005	195,380	3,937	(3,937)
Comprehensive Income
Net Income			1,417		1,417
Unrealized Security Holding Gains (net of $222 tax )				(333)	(333)
Total other comprehensive Income					1,084
Balance March 31, 2005	4,102,987	$28,352	$10,533	$(186)	$38,699

See notes to consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)	Periods ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,606	$1,417
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	207	229
Provision for possible loan losses	120	180
Amortization of premiums/discounts on
investment securities, net	2	72
Amortization of intangible assets	75	143
(Increase)/decrease in loans held for sale	398	(3,288)
Net change in FHLB and FRB stock	(22)	-
Stock options expense	74	-
Net increase in cash surrender value of life insurance	(71)	(61)
Decrease in other assets	143	216
Increase in other liabilities	37	644
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	2,569	(448)
Cash Flows From Investing Activities
Purchase of time deposits	(20)	-
Purchase of securities available-for-sale	(1,190)	-
Proceeds from principal reductions and maturities
of mortgage backed securities available-for-sale	1,765	3,670
Purchase of life insurance policies	-	(300)
Increase in loans, net	(10,674)	(2,909)
Purchase of property, premises and equipment, net	(1,357)	(258)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,476)	203
Cash Flows From Financing Activities
Increase in deposits, net	3,922	22,000
Net decrease in other borrowings	(1,893)	(34)
Proceeds from exercise of stock options	97	365
Tax benefit related to stock options	95	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,221	22,331
Net Increase/(Decrease) in Cash and Cash Equivalents	(6,686)	22,086
Cash and Cash Equivalents, Beginning of year	44,559	21,867
Cash and Cash Equivalents, End of period	$37,873	$43,953

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,715	$627

See notes to consolidated financial statements

Note 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust I is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain amounts in the consolidated financial statements for the year ended December 31, 2005 and the three month period ended March 31, 2005 may have been reclassified to conform to the presentation of the consolidated financial statement in 2006.

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

Note 2. INVESTMENT SECURITIES

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at March 31, 2006 and
December 31, 2005 :

March 31, 2006		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$824	$-	$(15)	$809
Mortgage-backed securities	26,993	15	(590)	26,418
Obligations of State and Political Subdivisions	16,264	428	(81)	16,611
Other Securities	9	-	-	9
TOTAL	$44,090	$443	$(686)	$43,847

December 31, 2005		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Fair
Cost		Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$826	$-	$(20)	$806
Mortgage-backed securities	28,795	13	(518)	28,290
Obligations of State and Political Subdivisions	15,036	364	(103)	15,297
Other Securities	9	-	-	9
TOTAL	$44,666	$377	$(641)	$44,402

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:
	March 31,	December 31,
(in thousands)	2006	2005

Commercial, financial, and agricultural	$65,079	$60,050
Real estate-construction	86,533	76,981
Real estate - other	208,271	210,690
Home equity lines of credit	13,168	14,398
Installment loans to individuals	5,418	5,620
All other loans (including overdrafts)	251	394
	378,720	368,133

Less - deferred loan fees, net	(1,526)	(1,617)
Less - reserve for possible loan losses	(4,005)	(3,881)

Total loans	373,189	362,635

Loans Held For Sale	$2,994	$3,392

Concentration of Credit Risk

At March 31, 2006, approximately $308.0 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At March 31, 2006, the Bank was contingently liable for letters of credit accommodations made to customers totaling approximately $16.7 million and un-disbursed loan commitments in the approximate amount of $139.8 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	March 31,	December 31,
	2006	2005

Balance at beginning of year	$3,881	$3,247
Additions charged to operating expense	120	710
Loans charged off	0	(100)
Recoveries of loans previously charged off	4	24
Balance at end of year	$4,005	$3,881

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the first quarter of 2006 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was 1.07% as of March 31, 2006 and 1.07% as of December 31, 2005. Management believes that the allowance for credit losses at March 31, 2006 is prudent and warranted, based on information currently available.

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

On March 25, 2005, the Company’s Board of Directors declared a 5% stock dividend. The record date for the stock dividend was April 8, 2005 and the pay date was April 22, 2005. In addition, on October 21, 2005, the Board of Directors declared a 50% stock split payable on December 2, 2005 to stockholders of record on November 10, 2005. Share information has been retroactively adjusted for the stock split and dividend.

The following table shows the number of shares used to calculate and the earnings per share for the three months ending March 31, 2006 and 2005:

	For the Three Months Ending
	March 31,	March 31,
	2006	2005
Net Income	$1,606,256	$1,417,386
Basic	$0.26	$0.23
Diluted	$0.24	$0.22
Shares:
Basic	6,283,890	6,080,850
Diluted	6,643,432	6,458,433

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT: Effective January 1, 2006, we adopted the fair value recognition provisions of statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the January 1, 2006 adoption of SFAS No.123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 6 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. We do not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.

MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT: In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) SFAS No. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," and supersedes Emerging Issues Task Force (EITF) Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP was required to be applied to reporting periods beginning after December 15, 2005. The issuance of this FSP did not have a material impact on the financial condition, the results of operations, or liquidity of the Company.

ACCOUNTING CHANGES AND ERROR CORRECTIONS: In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections," which changes the accounting for and reporting of a change in accounting principle. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period - specific or cumulative effects of the change. SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the financial condition, the results of operations or liquidity of the Company.

Note 6. Stock-Based Compensation

As of March 31, 2006, we had three stock-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. These plans include two stock option plans and the 2005 Equity Based Compensation Plan.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but that remained unvested as of, January 1, 2006. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition, measurement and pro forma disclosure provisions of APB No. 25, the original provisions of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148

Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date. For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term. The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

As a result of the Company’s January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the three months ended March 31, 2006 on income before income taxes and on net income were reductions of $74 thousand and $47 thousand, respectively. The cumulative effect of the change in accounting was $74 thousand before income taxes and $47 thousand, after income taxes. The change had no impact on basic earnings per share for the three months ended March 31, 2006 and had a $0.01 per share impact on diluted earnings per share for the same period. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

PRO FORMA INFORMATION UNDER SFAS NO. 123

Pro forma information regarding the effect on the net income and basic and diluted income per share for the three months ended March 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, are as follows:

For Three Months Ended
March 31, 2005
Net income, as reported (000's)	$1,417
Add: Stock-based employee compensation cost
included in reported net income, net of related
tax effects	-
Deduct: Total stock-based employee compensation
cost determined under fair value based method
for all awards, net of related tax effects	(48)

Pro forma net income	1,369

Earnings per share:
Basic--as reported	$0.23
Basic--pro forma	$0.23

Diluted--as reported	$0.22
Diluted--pro forma	$0.21

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 (March 31, 2006) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006, this amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $520 thousand. Total fair value of options vested and expensed was $47 thousand, net of tax, for the three months ended March 31, 2006. No options were granted during the three months ended March 31, 2006 or 2005.
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)
Options outstanding, beginning of quarter	525,692	$5.19
Granted	-	-
Exercised	(32,742)	2.9691
Forfeited	-	-

Options outstanding, end of quarter	492,950	$5.33	4.4	$6,983

Vested and expected to vest at March 31, 2006	492,950	$5.33	4.4	$6,983

Exercisable at March 31, 2006	415,616	$4.37	3.7	$6,281

As of March 31, 2006, there was $522,804 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.4 years.

The following table summarizes information about stock options outstanding at March 31, 2006:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.55 to $5.74	361,558	3.21	$3.70	361,558	$3.70
$5.80 to $10.27	41,892	6.18	6.91	24,774	6.67
$10.79 to $13.84	89,500	7.95	11.22	29,284	11.02

Totals	492,950	4.32	5.33	415,616	4.39

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header "Stock Based Option Valuation and Expense Information under SFAS No.123(R)".

Note 7. Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism. (Refer to the Company’s December 31, 2005 10-K, ITEM 1A. Risk Factors.) The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending March 31, 2006 and 2005. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Executive Summary and Recent Developments

On April 21, 2006 the Company declared a $0.25 per share special cash dividend to be paid on May 19, 2006 to shareholders of record on May 8, 2006. The special dividend was declared in lieu of recent annual stock dividends the Company has declared.

The table below provides selected financial data that highlights the Company’s quarterly performance results:

SELECTED FINANCIAL DATA
For the Quarter Ended,

	Mar-06	Dec-05	Sep-05	Jun-05	Mar-05	Dec-04

Return on Average Assets	1.33%	1.47%	1.44%	1.37%	1.24%	1.18%

Return on Average Equity	13.92%	16.38%	17.03%	15.94%	14.74%	14.77%

Average Equity to Average Assets	9.58%	8.97%	8.47%	8.60%	8.40%	6.76%

Net Interest Margin	5.90%	6.06%	5.80%	5.68%	5.55%	5.40%

Efficiency Ratio*	65.02%	60.65%	61.08%	62.66%	64.14%	67.64%

Average Loans to Average Deposits	90.15%	89.84%	89.60%	91.91%	92.82%	85.65%

Net Income	$1,606	$1,808	$1,805	$1,606	$1,417	$1,353

Earnings Per Share:
Basic	$0.26	$0.29	$0.29	$0.26	$0.23	$0.23
Diluted	$0.24	$0.27	$0.28	$0.25	$0.22	$0.21
Outstanding Shares:
Basic	6,283,890	6,223,500	6,186,045	6,167,571	6,080,805	6,010,964
Diluted	6,643,432	6,592,000	6,499,178	6,524,849	6,458,433	6,460,174

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

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three months ended March 31, 2006 and March 31, 2005 reflect the impact of increases in short term rates as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services. The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) in 2005 totaled approximately 260,000 and 90,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches also contribute largely to the local economy. The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2005 Annual Report, Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which was filed on Form 10-K.

The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses

Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

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

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

See Note 3 to the Consolidated Financial Statements for a further discussion on Allowance for Loan Losses.

Securities Available for Sale

The fair value of most securities that are designated available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in the 2005 Annual Report, Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, the Company would be required to take a charge against earnings to write down the assets to the lower value. The Company determined that there was no impairment at December 31, 2005.

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended March 31, 2006 of $1.6 million compared to $1.4 million during the same period in 2005. This represents an increase of 13%. Basic earnings per share for the three months ended March 31, 2006 and March 31, 2005, were $0.26 and $0.23, respectively. Diluted earnings per share for the three months ended March 31, 2006 and March 31, 2005, were $0.24 and $0.22, respectively. The earnings increase for 2006 was primarily attributable to a favorable interest rate environment, increases in and changes to the mix of average earning assets as well as an increase in non-interest bearing demand deposits.

As compared to the fourth quarter of 2005 the Company recorded a decreased net interest margin attributable to increased deposit costs as well as changes in deposit mix. Management believes that both of these developments are a result of the generally rising rate environment and flattening yield curve during the periods. This development, combined with higher non-interest expenses, fewer days in the first quarter as compared to the fourth quarter and seasonal variations resulted in the decrease in net income and earnings per share for the sequential periods.

The Company’s efficiency ratio was higher on a linked quarter basis due to higher non-interest expenses related to new initiatives designed to improve future profitability through enhanced customer relationship management, service delivery and branding as well as the decline in net interest margin.

The changes in the components of the efficiency ratio combined with volume effects resulted in a lower return on assets ratio for the first quarter compared to the fourth quarter of 2005. Operating profits combined with slower asset growth have also resulted in higher levels of capital which helped moderate returns on equity compared to both for the sequential and year-ago quarters.

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

The table below sets forth changes for the three months ended March 31, 2006 compared to the same period in 2005 with regard to volume and rate associated with interest earning assets and interest bearing deposits.

	Three months ended
	March 31. 2006 over 2005
	Volume	Rate	Total
Interest income:
Loans (1)	$479	$888	$1,367
Investment securities taxable	(300)	207	(93)
Investment securities non-taxable (2):	94	(52)	42
Taxable equivalent adjustment (2):	(32)	18	(14)
Interest-bearing deposits	-	-	-
Federal funds sold	76	80	156
Net increase (decrease)	317	1,141	1,458
Interest expense:
Savings, now, money market	12	357	369
Time deposits	196	323	519
Other borrowings	(345)	187	(158)
Long term borrowings	-	44	44
Net increase (decrease)	(137)	911	774
Total net increase (decrease)	$454	$230	$684

(1) Loan fees of $350 and $353 for the three months ended March 31, 2006 and 2005, respectively have been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.
Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2006 and March 31, 2005. The average balance of non-accruing loans has been included in loan totals.

Average Balance Sheet Information for the three months ended March 31,
(in thousands)
		2006			2005
	Average	Yield/		Average	Yield/	Amount
Interest Earning Assets:	Balance	Rate	Interest	Balance	Rate	Interest
Interest Bearing Dep with other Banks	$306	3.92%	$3	$1,998	0.60%	$3
Investment securities taxable	30,200	4.23%	319	44,483	3.70%	412
Investment securities non-taxable	15,706	4.30%	169	13,062	4.32%	141
Federal funds sold	20,640	4.39%	226	11,630	2.41%	70
Loans (1) (2)	370,083	8.09%	7,489	344,499	7.11%	6,122
Total interest earning assets	436,935	7.51%	8,206	415,672	6.49%	6,748
Allowance for possible loan losses	(3,948)			(3,326)
Other assets	48,802			45,547
TOTAL ASSETS	$481,789			$457,893
Interest -bearing liabilities:
Savings/NOW/money market	172,543	1.44%	620	165,675	0.61%	251
Time deposits	89,973	3.70%	832	60,721	2.06%	313
Other borrowings	12,670	4.39%	139	36,674	3.24%	297
Long Term Debt	8,248	8.15%	168	8,248	6.01%	124
Total interest-bearing liabilities	283,434	2.48%	1,759	271,318	1.45%	985

Demand deposits	148,020			144,718
Other liabilities	4,201			3,396
Stockholders' equity
Common stock	29,352			25,603
Retained earnings	16,884			12,721
Valuation Allowance Investments	(102)			137
Total stockholders' equity	46,134			38,461
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$481,789			$457,893
Net Interest Income			$6,447			$5,763
Net Interest Margin (3)		5.90%			5.55%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $350 and $353 for 2006 and 2005, respectively, have been included in the interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.

The tables below set forth changes from March 31, 2005 to March 31, 2006 for average interest earning assets and their respective average yields. The Company was able to increase the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. The growth in the loan portfolio was achieved under the Company’s established Loan Policy. The average yield on loans improved by 36 basis points due to action by the Federal Reserve Bank of raising rates by 375 basis points from June 2004 through March 2006. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

The tax-exempt portion of the investment portfolio also increased as the Company selectively purchased securities available in the marketplace. The Company has significant ability to increase its holdings of tax-exempt securities before becoming subject to the Alternative Minimum Tax. The taxable investment portfolio gained in average yield due to rising rates. Taxable investment securities decreased due to regular principal reductions on Mortgage Backed Securities (MBS).

	Average Balance
	for three months ending
(in Thousands)	March 31,
Interest Earning Assets:	2006	2005	$ Variance
Time deposits with other banks	$306	$1,998	$(1,692)
Investment securities taxable	30,200	44,483	(14,283)
Investment securities non-taxable	15,706	13,062	2,644
Federal funds sold	20,640	11,630	9,010
Loans	370,083	344,499	25,584

Total interest earning assets	$436,935	$415,672	$21,263

	Average Yield
	for three months ending
	March 31,
Interest Earning Assets:	2006	2005	Variance
Time deposits with other banks	3.92%	0.60%	3.32%
Investment securities taxable	4.23%	3.70%	0.53%
Investment securities non-taxable	4.30%	4.32%	-0.02%
Federal funds sold	4.39%	2.41%	1.98%
Loans	8.09%	7.11%	0.98%

Total interest earning assets	7.51%	6.49%	1.02%

From June 2004 through March 2006, the Federal Reserve Bank increased rates by a total of 375 basis points. Due to the asset sensitive nature of the Company’s balance sheet, these increases, coupled with the Company’s substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, are the primary factors for the increase in net interest margin.

The tables below set forth changes from March 31, 2005 to March 31, 2006 for average interest bearing liabilities and their respective average rates paid.

	Average Balance
	for three months ending
(dollars in thousands)	March 31,
Interest -bearing liabilities:	2006	2005	$ Variance
Savings/NOW/money market	$172,543	$165,675	$6,868
Time deposits	89,973	60,721	29,252
Other borrowings	12,670	36,674	(24,004)
Long Term Debt	8,248	8,248	-

Total interest-bearing liabilities	$283,434	$271,318	$12,116

	Average Yield
	for three months ending
	March 31,
Interest -bearing liabilities:	2006	2005	Variance
Savings/NOW/money market	1.44%	0.61%	0.83%
Time deposits	3.70%	2.06%	1.64%
Other borrowings	4.39%	3.24%	1.15%
Long Term Debt	8.15%	6.01%	2.14%

Total interest-bearing liabilities	2.48%	1.45%	1.03%

The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years. While this remains management’s main objective, during 2005 the Company implemented a Time Deposit promotion that continues today. This was done to provide appropriate liquidity for current and anticipated loan funding. This has resulted in an increase in interest bearing deposits as well as an increase in deposit costs.

For the three months ended March 31, 2006, the Company’s average yield on average interest earning assets and average yield on average interest bearing liabilities both increased just over 1% as compared to the three months ended March 31, 2005. The Company’s net interest margin, however, improved as a result of the larger balances of interest earning assets as compared to interest bearing liabilities during both periods. This result is primarily driven by the presence of noninterest bearing deposits that also fund earning assets.

Non-Interest Income

The table below sets forth changes for the three months ending March 31, 2006 and March 31, 2005 for non-interest income.

	For Three Months Ended
	March 31,
(in thousands)	2006	2005	$ Variance	% Variance
Service Charges on Deposit Accounts	$568	$539	$29	5.38%
ATM/Debit Card Transaction/Interchange Fees	175	148	27	18.24%
Bancard	25	31	(6)	-19.35%
Mortgage Origination Fees	143	197	(54)	-27.41%
Earnings on Cash Surrender Value Life Ins	84	72	12	16.67%
Gain on Sale SBA Loans	19	34	(15)	-44.12%
Other	204	111	93	83.78%
TOTAL	$1,218	$1,132	$86	7.60%

Increases in Service Charges on Deposit Accounts and ATM/Debit Card related transactions were favorably impacted by an $11.8 million increase in core Demand Deposits over the one year period net of variation in large volatile deposit relationships as described under Financial Condition below. The average balance of demand deposits during the first three months of 2006 was $148.0 million as compared to $144.7 million for the first three months of 2005. The higher average balance combined with the noted increase in retail core demand deposits lead to the increases in service charges and interchange fees in the first quarter of 2006 over the comparable period in 2005.

Mortgage Origination Fees were negatively impacted by reduced mortgage volumes for the first quarter of 2006. Mortgage volumes in terms of dollar volume and number of loans were down approximately 30% for the first three months of 2006 compared to the same period in 2005 with the market rebounding somewhat toward the end of the first quarter 2006. Typically, the first quarter is also a lower volume quarter than the remainder of the year and the Company expects that volumes will increase through the spring and summer of 2006.

Non-Interest Expenses

The table below sets forth changes for the three months ended March 31, 2006 and March 31, 2005 for non-interest expense.

	For Three Months Ended
	March 31,
(in thousands)	2006	2005	$ Variance	% Variance
Salaries and Employee Benefits	$2,783	$2,248	$535	23.80%
Occupany and Equipment	622	612	10	1.63%
Data Processing	528	579	(51)	-8.81%
Advertising and promotional	185	127	58	45.67%
Regulatory fees	29	25	4	16.00%
Other professional fees and outside services	240	119	121	101.68%
Legal fees and other litigation expense	17	37	(20)	-54.05%
Loan Department Costs	33	42	(9)	-21.43%
Stationery and supplies	69	86	(17)	-19.77%
Director fees	76	48	28	58.33%
Core Deposit Intangible Amortization	75	143	(68)	-47.55%
Other	327	357	(30)	-8.40%
	$4,984	$4,423	$561	12.68%

Salary/Related Expense

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three months ending March 31, 2006 and 2005. The increase was primarily due to the increase in the number of employees at the Company year over year as the Company seeks to further penetrate existing markets and enhance customer service and to higher group insurance premiums in 2006. The Company also began to expense compensation cost of stock options related to the implementation of SFAS 123R in the first quarter of 2006. Stock options expense recorded for the first quarter of 2006 was $74,000. Historically, many of the Company’s stock option grants have occurred during the first quarter of the year. Due to the subsequent vesting of these options during first quarter annually, the Company should experience higher options expense in the first quarter than in the coming quarters this year. The Company estimates approximately $43,000 additional options expense to be incurred in 2006.

Other Professional Fees and Outside Services
Other professional fees and outside services expenses increased for the quarter as a result of increases in a number of sub-categories including executive search expenses, audit fees, compliance and insurance costs.

Advertising and Promotional
The increase in advertising and promotional expenses was primarily a result of increases in professional fees related to the new marketing initiatives designed to enhance customer relationship management, service delivery and branding.

Provision for Income Taxes

The provision for income taxes was 37.3% and 38.2% of net pre-tax income for the three months ending March 2006, and 2005, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $492.5 million at March 31, 2006 compared to $488.5 million at December 31, 2005. This represents an increase of $4.0 million or 0.8% for the quarter.

Loans

The table below sets forth changes from December 31, 2005 to March 31, 2006 for the composition of the loan portfolio.

	March 31,	December 30,
	2006	2005	$Variance	%Variance
(in thousands)
Commercial, financial, and agricultural	$65,079	$60,050	$5,029	8.37%
Real estate-construction	86,533	76,981	9,552	12.41%
Real Estate - other	208,271	210,690	(2,419)	-1.15%
Home equity lines of credit	13,168	14,398	(1,230)	-8.54%
Installment loans to individuals	5,418	5,620	(202)	-3.59%
All other loans (including overdrafts)	251	394	(143)	-36.29%
	378,720	368,133	10,587	2.88%

Less - deferred loan fees, net	(1,526)	(1,617)	91	-5.63%
Less - reserve for possible loan losses	(4,005)	(3,881)	(124)	3.10%

Total loans	$373,189	$362,635	$10,554	2.91%

Loans Held For Sale	$2,994	$3,392	$(398)	-11.73%

The increase in commercial, financial and agricultural loans is attributed primarily to a $2.3 million new line of credit to a winery, a $5 million line of credit to a financial services company and several other business credit lines.

The increase in real estate-construction and land loans can be attributed to several large new construction projects and the funding of existing construction projects. New loans include a strip center for $4.0 million, an office complex for $1.7 million, an office building for $1.2 million, a spec residence for $1.6 million, 2 loans on land for tract development of $1.2 & $1.3 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The decrease in real estate-mortgage loans is attributed to several loans refinanced and paid off through out of area lenders and mortgage brokers. Several new loans were booked during the period including a hotel for $5.4 million, an office building for $1.0 million and several smaller real estate loans.

The Bank presently has a concentration of loans in construction/land in the amount of $86.5 million which represents 173% of the Bank’s Total Risk Based capital. Of this, 43% are owner occupied. Un-disbursed commitments total $59.0 million which combined with disbursed represent 292% of the Bank’s Total Risk based Capital with 104% owner occupied. At March 31, 2006 there were 82 construction loans with outstanding balances and remaining commitments of approximately $66.1 million and $59 million, respectively. The single largest construction loan has a commitment amount of approximately $10.7 million with a balance of approximately $4.0 million at March 31, 2006. This is an office complex in San Luis Obispo, Ca. At March 31, 2006, there were 57 land loans with balances of approximately $20.4 million. The single largest land loan accounts for approximately $1.6 million of the total and is for a mixed use development. The construction/land loans are spread throughout the Company’s market area and have consistently performed in a satisfactory manner.

Hotel loans disbursed are not considered to be a concentration with balances of $40.4 million which represents 82% of the Bank’s Total Risk Based Capital. However, there are several hotel construction loans that increase total outstandings to $51.3 million and total commitments to $62.8 million which represents a concentration at 126% of the Bank’s Total Risk Based Capital. At March 31, 2006, there were 33 motel loans. The single largest loan had a balance of approximately $6.3 million, was made to a nationally known chain and is located in Paso Robles, California. The hotel loans are also made to clients throughout the Company’s markets. These loans have also typically paid as agreed.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for the expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds were deposited with the Bank with $2.2 million remaining at March 31, 2006. These funds are being used for capital improvements to the assisted living facility. The project is approximately 70% complete and should be finished in mid 2006. The letter of credit will expire in September 2007.

Construction loan demand for both single family and commercial real estate moderated during the first two months of 2006 and then increased in March. Increased interest rates and construction costs impacted commercial real estate activity. Area home prices continue to increase however they remain considerably lower than the metropolitan areas to the Company’s North and South. Reasonable mortgage rates and financing options such as interest only mortgages and 40 year loans have kept many in the market. The continued availability of land for subdivision use also continued to drive the market in the North San Luis Obispo County and Santa Maria markets. Builders are moving to the more rural communities in order to construct more affordable homes. This has translated to increased commuter traffic and the need for more transportation infrastructure.

Business properties are also in demand with low vacancies and competitive but increasing loan rates. Commercial property values and rental rates increased substantially during 2005 and have slowed somewhat thus far in 2006. Investors, many seeking exchange properties, continue to seek properties in the Company’s market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate ranges over the last three years are: 2003- 7.0% to 8.0%, 2004- 6.5% to 7.5% and 2005- 5.5% to 6.5%. Properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank expects to experience continued growth in commercial real estate loans during 2006 but most likely at a slower pace than 2005. Interest rate margins are expected to decrease somewhat do to competitive pressures.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At March 31, 2006, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank’s provision for loan losses was $120,000 for the first quarter of 2006, compared to $180,000 for the same period 2005. The provision amount is based on the Bank’s monthly allowance for loan losses calculation including current plans for recovery collection.

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

Loans on non-accrual status totaled $52,000 and $54,000 at March 31, 2006 and December 31, 2005, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $1,282 and $87,343 for the period ended March 31, 2006 and December 31, 2005, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. Non-performing loans totaled $52,000 at March 31, 2006 and $54,000 at December 31, 2005. There were no loans past due 90 days or more and still accruing interest at March 31, 2006.

Non-performing loans were 0.01% of total assets as of March 31, 2006 and December 31, 2005, respectively. The allowance for loan loss to non-performing loans was 77.0x and 71.9x at March 31, 2006 and December 31, 2005, respectively.

Total Cash and Due from Banks

Total cash and due from banks were $17.4 million and $18.3 million at March 31, 2006 and December 31, 2005, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth the composition of other earning assets for March 31, 2006 and December 31, 2005. Interest bearing deposits with other financial institutions increased by $20,000 due to an investment on a CRA Micro Loan fund. Fed Funds Sold decreased due primarily to an increase in the loan portfolio and relatively slower growth in deposits for the quarter. Deposit growth was moderated by a decline in volatile deposit relationship balances.

	March 31,	December 31,
	2006	2005
(in thousands)
Federal Home Loan Bank, and other stock	$1,907	$1,885

Available-for-Sale Investments	43,847	44,402

Federal Funds Sold	20,475	26,280

Interest Bearing Deposits other fin inst.	318	298

Total Other Earning Assets	$66,547	$72,865

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2005, net unrealized losses in the portfolio were $158 thousand compared to a net unrealized loss of $146 thousand at March 31, 2006. The portfolio decreased in size due to principle reductions on Mortgage Backed Securities.

At March 31, 2006, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2005 to March 31, 2006 for the composition of deposit categories.

	March 31,	December 31,
(in thousands)	2006	2005	$Variance	%Variance
Deposits:
Demand, non-interest bearing	$156,406	$164,014	(7,608)	-4.64%
Interest bearing demand	54,701	50,598	4,103	8.11%
Savings	26,758	29,386	(2,628)	-8.94%
Money market	91,962	90,122	1,840	2.04%
Time deposits of $100 or more	17,229	17,414	(185)	-1.06%
Time deposits under $100	74,663	66,263	8,400	12.68%
Total deposits	$421,719	$417,797	$3,922	0.94%

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

For the Company, at March 31, 2006, non-interest bearing demand deposits provide 37% of total deposits compared to 39% at December 31, 2005. The Bank has three deposit relationships that it considers to be volatile. These deposits are held by three customers of the Bank that engage in mortgage related activities. The volatile nature of these relationships was evidenced by an decrease of $15.6 million in these account balances from December 31, 2005 to March 31, 2006. As a percentage of total deposits, these accounts represented 15.7% at December 31, 2005 compared to 11.8% at March 31, 2006. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $404.5 million represented 95.9% of total deposits at March 31, 2006. The Company does not purchase funds through deposit brokers.

In October 2005, the Company renewed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. At March 31, 2006, the Company had a zero balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At March 31, 2006, the interest rate on the note was 7.75% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At March 31, 2006, the Bank had borrowings with the FHLB of $10.0 million collateralized by loans. The borrowings mature in July 2006. At maturity, Management will assess balance sheet needs and determine how much if any and at what term it will borrow from the FHLB. On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.

At March 31, 2006, the Bank has a remaining borrowing capacity with existing collateral of approximately $78.6 million and $12.0 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $3,8 million in securities sold under repurchase agreements at December 31, 2005 compared to $2.0 million at March 31, 2006.

Capital

The Company's total stockholders equity was $44.8 million at December 31, 2005 compared to $46.7 million at March 31, 2006. The increase in capital was due to net income of $1.6 million, stock options exercised in the amount of $192 thousand, the capital impact of stock options expense of $74 thousand, and an increase in accumulated other comprehensive income of $12 thousand.

On April 21, 2006 the Company declared a $0.25 per share special cash dividend to be paid on May 19, 2006 to shareholders of record on May 8, 2006. The special dividend was declared in lieu of recent annual stock dividends the Company has declared.

On March 25, 2005 the Board of Directors of the Company announced a 5% stock dividend to shareholders of record on April 8, 2005 that was distributed on April 22, 2005. On October 21, 2005, the Board of Directors declared a 50% stock split payable on December 2, 2005 to stockholders of record on November 10, 2005. The Consolidated Statements of Stockholders’ Equity found under “Item 1. Financial Statements” in this document reflects the 5% stock dividend and the 50% stock split.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 8.15% as of March 31, 2006. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

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

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At March 31, 2006, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Management believes that organic growth in 2006 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At March 31, 2006, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately seventeen quarters without dividends from its subsidiary. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $6.7 million at March 31, 2006.

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

Summarized below are the Company’s and the Bank’s capital ratios at March 31, 2006.

	Regulatory Standard
	Adequately	Well
	Capitalized	Capitalized	Company	Bank
Leverage Ratio	4.00%	5.00%	10.23%	9.71%

Tier One Risk Based Captial Ratio	4.00%	6.00%	11.20%	10.59%

Total Risk Based Captial Ratio	8.00%	10.00%	12.16%	11.55%

For the Company, all $8 million of the trust preferred securities are accounted for as Tier I Capital for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At March 31, 2006, these credit lines totaled $13.4 million and the Bank had no borrowings against those lines. The Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $90.7 million at March 31, 2006.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At March 31, 2006, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 14.0% compared to 16.1% at December 31, 2005. The ratio of net loans to deposits, another key liquidity ratio, was 88.5% at March 31, 2006 compared to 86.8% at December 31, 2005

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. Inflation has been significant to the Company’s financial position and results of operations with regard to fluctuation in interest rates impacting net interest margins. However, inflation has not, in recent periods, been a significant factor in customers’ ability to repay debt or in upward pressure on the Company’s operating expenses.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 10 of the Company’s consolidated financial statements contained in Item 7 of Part II of the Company’s December 31, 2005 10-K.

In the ordinary course of business, the Bank is a party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 5 of the Company’s consolidated financial statements contained in Item 7 of Part II of the Company’s December 31, 2005 10-K.

In connection with the $8.2 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $8 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The Bank’s real estate loan portfolio, concentrated primarily within Northern Santa Barbara County and San Luis Obispo County, California, are subject to risks associated with the local economy.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2006 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable at this time.

	Rate Shock Scenarios
(dollars in Thousands)
	-200bp	-100bp	Base	+100bp	+200bp

Net Interest Income (NII)	$22,950	$24,531	$26,219	$27,810	$29,395

$ Change from Base	$(3,269)	$(1,688)	$-	$1,591	$3,177

% Change from Base	-12.47%	-6.44%	0.00%	6.07%	12.12%

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

(dollars in Thousands)
		% of
Gross Loans	Balance	Total
Variable-Daily	$165,800	44%
Variable-Other than daily	153,176	40%
Fixed	59,744	16%
Total Gross Loans	$378,720	100%

Gross Loans		% of
Re-Pricing	Balance	Total
< 1 Year	$233,115	62%
1-3 Years	89,178	24%
3-5 Years	41,579	11%
> 5 Years	14,848	4%
	$378,720	100%

The table above identifies approximately 44% of the loan portfolio that will re-price immediately in a rising rate environment.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s 10-K for the year ended December 31, 2005

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

DATE: May 10, 2006

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