Form 10-Q
period 2006-06-30
HERITAGE OAKS BANCORP
filed 2006-08-04
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 17, 2006 there were approximately 6,348,196 shares outstanding of the Registrant’s common stock.

TABLE OF CONTENTS

Part 1. Financial Statement

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

Item 4. Controls and Procedures

Part 2. Other Information

Item 1.Legal Proceedings
Item 1.A. Risk Factors
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.Defaults Upon Senior Securities
Item 4.Submission of Matters to a Vote of Security Holders
Item 5.Other Information
Item 6.Exhibits

Signatures

Certifications

Exhibits

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(1)
Cash and due from banks	$21,448	$18,279
Federal funds sold	27,500	26,280
Total cash and cash equivalents	48,948	44,559
Interest bearing deposits other banks	318	298
Securities Available for sale	41,410	44,402
Federal Home Loan Bank Stock, at cost	1,930	1,885
Loans Held For Sale	6,116	3,392
Loans, net	385,808	362,635
Property, premises and equipment, net	14,493	11,905
Cash surrender value life insurance	9,242	7,706
Deferred Tax Assets	2,944	2,358
Goodwill	4,865	4,865
Core Deposit Intangible	1,298	1,448
Other assets	2,847	3,048
TOTAL ASSETS	$520,219	$488,501

LIABILITIES
Deposits:
Demand, non-interest bearing	$163,453	$164,014
Savings, NOW, and money market deposits	155,848	170,106
Time deposits of $100 or more	25,673	17,414
Time deposits under $100	85,186	66,263
Total deposits	430,160	417,797
FHLB advances and other borrowed money	30,000	10,000
Securities Sold under Agreement to Repurchase	2,015	3,847
Junior subordinated debentures	8,248	8,248
Other liabilities	3,217	3,764
Total liabilities	473,640	443,656

STOCKHOLDERS' EQUITY
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
6,348,196 and 6,231,982 as of June 30, 2006
and December 31, 2005, respectively.	29,652	29,255
Retained earnings	17,442	15,748
Accumulated other comprehensive income/(loss)	(515)	(158)
Total stockholders' equity	46,579	44,845
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$520,219	$488,501

(1) These numbers have been derived from the audited financial statements.

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share date)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$8,018	$6,493	$15,507	$12,616
Investment securities	490	544	978	1,097
Federal funds sold and commercial paper	156	99	382	169
Time certificates of deposit	2	3	5	5
Total interest income	8,666	7,139	16,872	13,887

Interest Expense:

Now accounts	23	22	44	42
MMDA accounts	549	329	1,120	542
Savings accounts	26	25	53	42
Time deposits of $100 or more	117	91	256	173
Other time deposits	846	275	1,539	506
Other borrowed funds	470	382	778	803
Total interest expense	2,031	1,124	3,790	2,108

Net Interest Income Before Prov. for Possible Loan Losses	6,635	6,015	13,082	11,779
Provision for loan losses	180	180	300	360
Net interest income after provision for loan losses	6,455	5,835	12,782	11,419

Non-interest Income:
Service charges on deposit accounts	613	632	1,181	1,171
Other income	598	635	1,248	1,228
Total Non-interest Income	1,211	1,267	2,429	2,399

Non-interest Expense:
Salaries and employee benefits	2,786	2,408	5,568	4,656
Occupancy and equipment	665	640	1,268	1,252
Other expenses	1,597	1,515	3,195	3,078
Total Noninterest Expenses	5,048	4,563	10,031	8,986
Income before provision for income taxes	2,618	2,539	5,180	4,832
Provision for applicable income taxes	945	933	1,900	1,808
Net Income	$1,673	$1,606	$3,280	$3,024

Earnings per share: (See note #4)
Basic	$0.26	$0.26	$0.52	$0.49
Fully Diluted	$0.25	$0.25	$0.49	$0.47

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net Income	$1,673	$1,606	$3,280	$3,024
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	(1,102)	(260)	(701)	49
Reclassification adjustments for (gains) included in net income	-	-	-	-
Other comprehensive income (loss), before taxes	(1,102)	(260)	(701)	49
Income tax expense (benefit) related to items in comprehensive income	441	103	344	(20)
Other Comprehensive Income (Loss), Net of Taxes	(661)	(157)	(357)	29
Comprehensive Income	$1,012	$1,449	$2,923	$3,053

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
June 30, 2006 and June 30, 2005
(Unaudited)
( in thousands except shares outstanding)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income/(Loss)	Equity

Balance January 1, 2006	6,231,982	$29,255	$15,748	$(158)	$44,845

Exercise of Stock Options	46,164	323			323
(including $160 tax benefit from exercise
of stock options)
Cash Dividend of $.25 per share paid			(1,586)		(1,586)
Stock options expense		74			74
Issuance of Restricted Stock Awards	70,050
Comprehensive Income
Net Income			3,280		3,280
Unrealized security holding losses (net of $344 tax benefit)				(357)	(357)
Total other comprehensive Income					2,923

Balance June 30, 2006	6,348,196	$29,652	$17,442	$(515)	$46,579

	Other				Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity

Balance January 1, 2005	3,817,943	$24,050	$13,053	$147	$37,250

Exercise of Stock Options	101,502	748			748
Stock dividend- 5%	195,013	3,930	(3,930)		0
Cash paid to Shareholders' in Lieu of
fractional shares on 5% Stock Dividend			(8)		(8)
Comprehensive Income
Net Income			3,024		3,024
Unrealized Security Holding Gains
(net of $20 tax )				29	29
Total other comprehensive Income					3,053

Balance June 30, 2005	4,114,458	$28,728	$12,139	$176	$41,043

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)	Periods ended June 30
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,280	$3,024
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	430	468
Provision for possible loan losses	300	360
Amortization of premiums/discounts on
Investment securities, net	(2)	121
FHLB stock dividends received	(45)	(35)
Amortization of intangible assets	150	287
Stock based compensation expense	74	-
(Increase) in loans held for sale	(2,724)	(5,191)
Net increase in cash surrender value of life insurance	(150)	(129)
(Increase)/Decrease in other assets	(145)	283
Excess tax benefit related to stock based compensation expense	(160)	-
Decrease in other liabilities	(387)	(208)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	621	(1,020)
Cash Flows From Investing Activities
Net Change in time deposits	(20)	100
Purchase of securities available-for-sale	(1,190)	-
Proceeds from principal reductions and maturities
of mortgage backed securities available-for-sale	3,587	7,362
Purchase of life insurance policies	(1,386)	(300)
Increase in loans, net	(23,489)	(27,521)
Net ALLL Recoveries	16	22
Purchase of property, premises and equipment, net	(3,018)	(904)
NET CASH USED IN INVESTING ACTIVITIES	(25,500)	(21,241)
Cash Flows From Financing Activities
Increase in deposits, net	$12,363	$47,426
Net increase/(decrease) in other borrowings	18,168	(467)
Proceeds from exercise of stock options	163	748
Excess tax benefit related to stock based compensation	160	-
Cash Dividend paid	(1,586)	-
Cash paid in lieu of fractional shares	-	(8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,268	47,699
Net Increase in Cash and Cash Equivalents	4,389	25,438
Cash and Cash Equivalents, Beginning of year	44,559	21,867
Cash and Cash Equivalents, End of period	$48,948	$47,305

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,543	$2,102
Income taxes paid	$2,015	$1,430

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust I is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain amounts in the consolidated financial statements for the year ended December 31, 2005 and the three and six month period ended June 30, 2005 may have been reclassified to conform to the presentation of the consolidated financial statement in 2006.

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

The amortized cost and fair values of investment securities available for sale at June 30, 2006 and December 31, 2005:

(in thousands)

Balance June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$781	$-	$(12)	$769
Mortgage-backed securities	25,177	4	(808)	24,373
Obligations of State and Political Subdivisions	16,302	241	(284)	16,259
Other Securities	9	-	-	9
TOTAL	$42,269	$245	$(1,104)	$41,410

As of December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government agencies and corporations	$826	$-	$(20)	$806
Mortgage-backed securities	28,795	13	(518)	28,290
Obligations of State and Political Subdivisions	15,036	364	(103)	15,297
Other Securities	9	-	-	9
TOTAL	$44,666	$377	$(641)	$44,402

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:

(in thousands)	June 30, 2006	December 31, 2005

Commercial, financial, and agricultural	$67,475	$60,050
Real estate-construction	93,919	76,981
Real estate - other	211,597	210,690
Home equity lines of credit	12,196	14,398
Installment loans to individuals	5,376	5,620
All other loans (including overdrafts)	368	394
	390,931	368,133

Less - deferred loan fees, net	(1,428)	(1,617)
Less - reserve for possible loan losses	(3,695)	(3,881)

Total loans	385,808	362,635

Loans Held For Sale	$6,116	$3,392

Concentration of Credit Risk

At June 30, 2006, approximately $305.5 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At June 30, 2006, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $18.7 million and un-disbursed loan commitments in the approximate amount of $178 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	June 30, 2006	December 31, 2005

Balance at beginning of year	$3,881	$3,247
Additions charged to operating expense	300	710
Loans charged off	(502)	(100)
Recoveries of loans previously charged off	16	24
Balance at end of year	$3,695	$3,881

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three and six months ended June 30, 2006 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was .95% as of June 30, 2006 and 1.07% as of December 31, 2005. Management believes that the allowance for credit losses at June 30, 2006 is prudent and warranted, based on information currently available.

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

On March 25, 2005, the Company’s Board of Directors declared a 5% stock dividend. The record date for the stock dividend was April 8, 2005 and the pay date was April 22, 2005. In addition, on October 21, 2005, the Board of Directors declared a 3 for 2 stock split payable on December 2, 2005 to stockholders of record on November 10, 2005. Share information has been retroactively adjusted for the stock split and dividend.

On April 21, 2006 the Board of Directors declared a special $0.25 per share cash dividend that was paid on May 19, 2006 to shareholders of record on May 8, 2006.

On July 21, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on August 25, 2006 to shareholders of record on August 11, 2006. In addition, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of Company stock. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions.

The following table shows the number of shares used to calculate and the earnings per share for the three and six months ending June 30, 2006 and 2005:

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2006	2005	2006	2005

Net Income	$1,673,467	$1,606,322	$3,279,723	$3,023,708
Basic	$0.26	$0.26	$0.52	$0.49
Diluted	$0.25	$0.25	$0.49	$0.47
Shares:
Basic	6,337,712	6,167,571	6,300,499	6,127,520
Diluted	6,670,942	6,524,849	6,653,951	6,520,259

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

SHARE-BASED PAYMENT: Effective January 1, 2006, we adopted the fair value recognition provisions of statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the six months ending June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the January 1, 2006 adoption of SFAS No.123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 6 to the Un-audited Consolidated Financial Statements for a further discussion on stock-based compensation.

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

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 6. Stock-Based Compensation

As of June 30, 2006, the Company had three stock-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. These plans include two stock option plans and the 2005 Equity Based Compensation Plan.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but that remained unvested as of, January 1, 2006. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition, measurement and pro forma disclosure provisions of APB No. 25, the original provisions of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). No stock-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.

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

As a result of the Company’s January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the six months ended June 30, 2006 on income before income taxes and on net income were reductions of $74 thousand and $47 thousand, respectively. The cumulative effect of the change in accounting was $74 thousand before income taxes and $47 thousand, after income taxes. The change had no impact on basic and $.01 on diluted earnings per share for the three months ended June 30, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows, upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

PRO FORMA INFORMATION UNDER SFAS NO. 123

Pro forma information regarding the effect on the net income and basic and diluted income per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, are as follows:

	For the 3 months ended June 30, 2005	For the 6 months ended June 30, 2005
Net income:
As reported	$1,606,322	$3,023,708
Stock-based compensation using the intrinsic value method	-	-
Stock-based compensation that would have been reported
using the fair value method of SFAS 123	(22,446)	(70,933)
Pro forma net income	$1,583,876	$2,952,775

Weighted Average Shares Outstanding - Basic	6,167,571	6,127,520
Weighted Average Shares Outstanding - Diluted	6,524,849	6,520,259

Basic Earnings per share
As reported	$0.26	$0.49
Pro forma	$0.26	$0.48

Earnings per share - assuming dilution
As reported	$0.25	$0.47
Pro forma	$0.24	$0.45

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 (June 30, 2006) and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2006, this amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $184 thousand and $703 thousand, respectively. Total fair value of options vested and expensed was $47 thousand, net of tax, for the six months ended June 30, 2006. No options were granted during the six months ended June 30, 2006 and there were 11,250 options issued during the same period in 2005.

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Total Intrinsic Value (in 000's)

Options outstanding, January 1, 2006	525,916	$5.19
Granted	-	-
Exercised	(46,162)	3.5351
Forfeited	(2)	4.3603

Options outstanding, June 30, 2006	479,752	$5.35	4.1	$5,351

Vested and expected to vest at June 30, 2006	479,752	$5.35	4.4	$5,351

Exercisable at June 30, 2006	410,661	$4.45	3.7	$4,948

As of June 30, 2006, there was $522,804 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.4 years.

The following table summarizes information about stock options outstanding at June 30, 2006:

Range of Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of shares Exercisable	Weighted Average Exercise Price

$2.55 to $5.74	350,599	2.95	$3.67	350,595	$3.67
$5.80 to $10.27	39,653	6.25	6.91	27,744	6.68
$10.79 to $13.84	89,500	7.86	11.22	32,321	11.02

Totals	479,752	4.14	5.35	410,660	4.45

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending June 30, 2006 and 2005. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Executive Summary and Recent Developments

On July 21, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on August 25, 2006 to shareholders of record on August 11, 2006. In addition, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of Company stock. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions.

On April 21, 2006 the Company declared a $0.25 per share special cash dividend that paid on May 19, 2006 to shareholders of record on May 8, 2006. The special dividend was declared in lieu of recent annual stock dividends the Company has declared.

In July 2003, the Bank purchased a property immediately adjacent to its Headquarters facility. Construction was completed in May 2006 on the approximate 20 thousand square feet of office space. This facility houses all administrative functions of the Company and has enabled the Company to vacate two leased facilities.

The table below provides selected financial data that highlights the Company’s quarterly performance results:

Selected Financial Data
For the Quarter Ended,

	Jun-06	Mar-06	Dec-05	Sep-05	Jun-05	Mar-05	Dec-04

Return on Average Assets	1.37%	1.33%	1.47%	1.44%	1.37%	1.24%	1.18%

Return on Average Equity	14.33%	13.92%	16.38%	17.03%	15.94%	14.74%	14.77%

Average Equity to Average Assets	9.59%	9.58%	8.97%	8.47%	8.60%	8.40%	6.76%

Net Interest Margin	6.04%	5.90%	6.06%	5.80%	5.68%	5.55%	5.40%

Efficiency Ratio*	64.34%	65.02%	60.65%	61.08%	62.66%	64.14%	67.64%

Average Loans to Average Deposits	94.37%	90.15%	89.84%	89.60%	91.91%	92.82%	85.65%

Net Income	$1,673	$1,606	$1,808	$1,805	$1,606	$1,417	$1,353

Earnings Per Share:
Basic	$0.26	$0.26	$0.29	$0.29	$0.26	$0.23	$0.23
Diluted	$0.25	$0.24	$0.27	$0.28	$0.25	$0.22	$0.21
Outstanding Shares:
Basic	6,337,712	6,283,890	6,223,500	6,186,045	6,167,571	6,080,805	6,010,964
Diluted	6,670,942	6,643,432	6,592,000	6,499,178	6,524,849	6,458,433	6,460,174

* The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

The Company’s earnings are highly influenced by changes in short term interest rates. The nature of the Company’s balance sheet can be summarily described as of short duration and asset sensitive. The balance sheet is of short duration because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in the Federal Funds and Prime interest rates. The Company is asset sensitive, primarily due to its large volume of non-interest bearing demand deposit accounts which effectively never re-price. Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and, conversely, a reduction in short term interest rates will result in reduced net interest margin.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and six months ended June 30, 2006 and June 30, 2005 reflect the impact of increases in short term rates as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods.

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

See Note 3 to the Consolidated Financial Statements for further discussion on Allowance for Loan Losses.

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

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended June 30, 2006 of $1.7 million compared to $1.6 million during the same period in 2005. This represents an increase of 4%. Basic earnings per share for both the three months ended June 30, 2006 and June 30, 2005, were $0.26. Diluted earnings per share for both the three months ended June 30, 2006 and June 30, 2005, were $0.25.

The Company reported net income for the six months ended June 30, 2006 of $3.3 million compared to $3.0 million during the same period in 2005. This represents an increase of 8%. Basic earnings per share for the six months ended June 30, 2006 and June 30, 2005, were $.52 and $0.49, respectively. Diluted earnings per share for the six months ended June 30, 2006 and June 30, 2005, were $.49 and $0.47, respectively.

The earnings increase for 2006 was primarily attributable to a favorable interest rate environment, increases in and changes to the mix of average earning assets as well as an increase in non-interest bearing demand deposits.

At the end of 2005 the Company began a branding initiative which included an extensive assessment, both internally and externally of all bank delivery channels. Recommended actions were incorporated into a comprehensive Marketing Strategic Plan which is currently in process of implementation.

Year-to-date, non-interest expenses increased to $10.0 million, compared to $9.0 million in the same period a year ago. The increase was primarily a result of increased expenses related to the branding project, the addition of staff including the EVP / Human Resources and full service branch expansion within the bank’s existing footprint in the town of Templeton. The Company has invested significant resources in these new initiatives during the first half of 2006 in an effort to improve our service delivery and image and expect to continue the investment with the expectation of returns on these investments adding to shareholder value this year.

As a result of the increase in expenses, the efficiency ratio was 64.34% for the second quarter of 2006 compared to 62.66% for the second quarter of 2005 and 65.02% for the first quarter of 2006. The efficiency ratio measures non-interest expenses as a percent of revenues.

While earnings increased year over year for the second quarter of 2006 compared to the same period in 2005, earnings performance compared to quarter three and four in 2005 has been impacted by the above noted strategic issues that have been implemented by the Company. These new initiatives are designed to improve future profitability through enhanced customer relationship management, service delivery and branding.

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

The table below sets forth changes for the three and six months ended June 30, 2006 compared to the same period in 2005 in regard to volume and rate associated with interest earning assets and interest bearing deposits.

Analysis of Changes in Net Interest Income (in thousands)

	Three months ended			Six months ended
	June 30. 2006 over 2005			June 30. 2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$491	$1,033	$1,524	$972	$1,919	$2,891
Investment securities taxable	(143)	54	(89)	(320)	155	(165)
Investment securities non-taxable (2):	57	(1)	56	100	(5)	95
Taxable equivalent adjustment (2):	(19)	-	(19)	(34)	2	(32)
Interest-bearing deposits	(1)	(1)	(2)	(14)	(6)	(20)
Federal funds sold	(7)	64	57	68	146	214
Net increase (decrease)	378	1,149	1,527	772	2,211	2,983
Interest expense:
Savings, now, money market	(1)	224	223	13	578	591
Time deposits	272	325	597	465	651	1,116
Other borrowings	(32)	79	47	(299)	190	(109)
Long term borrowings	-	40	40	-	84	84
Net increase (decrease)	239	668	907	179	1,503	1,682
Total net increase (decrease)	$139	$481	$620	$593	$708	$1,301

(1) Loan fees of $307 and $333 for the three months ending June 30, 2006 and 2005 , respectively, and loan fees of $657 and $686 for the six months ending June 30, 2006 and 2005, respectively been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.
Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The table below sets for the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and six months ended June 30, 2006 and June 30, 2005. The average balance of non-accruing loans has been included in loan totals.

AVERAGE BALANCE SHEET INFORMATION

(dollars in thousands)	For the three months ending June 30,						For the six months ending June 30,
		2006			2005			2006			2005
	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.
Interest Earning Assets:	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Time deposits with other banks	$318	2.52%	$2	$452	3.55%	$4	$312	2.59%	$4	$1,221	3.96%	$24
Investment securities taxable	28,309	4.41%	311	40,529	3.96%	400	29,250	4.34%	630	42,494	3.77%	795
Investment securities non-taxable	16,446	4.37%	179	13,042	4.37%	142	16,078	4.36%	348	13,053	4.37%	283
Federal funds sold	11,791	5.31%	156	12,736	3.12%	99	16,195	4.77%	383	12,185	2.80%	169
Loans (1) (2)	382,470	8.41%	8,018	356,686	7.30%	6,494	376,308	8.31%	15,507	350,626	7.26%	12,616
Total interest earning assets	439,334	7.91%	8,666	423,445	6.76%	7,139	438,143	7.77%	16,872	419,579	6.67%	13,887

Allowance for possible loan losses	(4,077)			(3,479)			(4,010)			(3,403)
Other assets	51,573			48,386			50,299			47,351
TOTAL ASSETS	$486,830			$468,352			$484,432			$463,527
Interest -bearing liabilities:
Savings/NOW/money market	163,633	1.47%	598	163,949	0.92%	375	168,064	1.46%	1,217	164,807	0.77%	626
Time deposits	94,605	4.08%	963	60,320	2.43%	366	92,301	3.92%	1,795	60,519	2.26%	679
Other borrowings	22,652	5.01%	283	28,944	3.31%	239	17,688	4.82%	423	32,548	3.29%	531
FF Purchased	257	6.24%	4	107	3.75%	1	129	6.25%	4	293	3.44%	5
Long Term Debt	8,248	8.90%	183	8,248	6.95%	143	8,248	8.58%	351	8,248	6.53%	267
Total interest-bearing liabilities	289,395	2.81%	2,031	261,568	1.72%	$1,124	286,430	2.67%	3,790	266,415	1.60%	2,108
Demand deposits	147,058			163,817			147,642			154,684
Other liabilities	3,683			2,665			3,941			3,042
Stockholders' equity
Common stock	29,577			28,639			29,465			27,121
Retained earnings	17,424			11,652			17,159			12,191
Valuation Allowance Investments	(307)			11			(205)			74
Total stockholders' equity	46,694			40,302			46,419			39,386
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$486,830			$468,352			$484,432			$463,527

Net Interest Income			$6,635			$6,015			$13,082			$11,779
Net Interest Margin (3)		6.04%			5.68%			5.97%			5.61%

(1)	Nonaccrual loans have been included in total loans.
(2)
Loan fees of $307 and $333 for the three months ending June 30, 2006 and 2005, respectively, and loan fees of $657and $686 for the six months ending June 30, 2006 and 2005, espectively been included in the interest income computation.

(3)	Net interest income has been calculated by dividing the net interest income by total average earning assets.

The tables below set forth changes for the three and six months ending June 30, 2006 compared to the same periods in 2005 for average interest earning assets and their respective average yields.

The Company has been able to increase the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Additions to the loan portfolio for both the three and six months ending June 30, 2006 were achieved under the Company’s established Loan Policy.

For the three and six months ending June 30, 2006 compared to the same period in 2005, the average yield on loans improved by 111 and 105 basis points, respectively. This has been primarily due to action by the Federal Reserve Bank of raising rates by 225 basis points from June 2005 through June 2006. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

The tax-exempt portion of the investment portfolio also increased as the Company selectively purchased securities available in the marketplace. The Company has significant ability to increase its holdings of tax-exempt securities before becoming subject to the Alternative Minimum Tax. The taxable investment portfolio gained in average yield due to extension of average life as the result of rising rates. Taxable investment securities decreased due to regular principal reductions on Mortgage Backed Securities (MBS).

	Average Balance				Average Yield
	for the three months ending				for the three months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest Earning Assets:	2006	2005	Variance	Variance	2006	2005	Variance
Time deposits with other banks	$318	$452	$(134)	-29.65%	2.52%	3.55%	-1.03%
Investment securities taxable	28,309	40,529	(12,220)	-30.15%	4.41%	3.96%	0.45%
Investment securities non-taxable	16,446	13,042	3,404	26.10%	4.37%	4.37%	0.00%
Federal funds sold	11,791	12,736	(945)	-7.42%	5.31%	3.12%	2.19%
Loans (1) (2)	382,470	356,686	25,784	7.23%	8.41%	7.30%	1.11%

Total interest earning assets	$439,334	$423,445	$15,889	3.75%	7.91%	6.76%	1.15%

	Average Balance				Average Yield
	for the six months ending				for the six months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest Earning Assets:	2006	2005	Variance	Variance	2006	2005	Variance
Time deposits with other banks	$312	$1,221	$(909)	-74.45%	2.59%	3.96%	-1.37%
Investment securities taxable	29,250	42,494	(13,244)	-31.17%	4.34%	3.77%	0.57%
Investment securities non-taxable	16,078	13,053	3,025	23.17%	4.36%	4.37%	-0.01%
Federal funds sold	16,195	12,185	4,010	32.91%	4.77%	2.80%	1.97%
Loans (1) (2)	376,308	350,626	25,682	7.32%	8.31%	7.26%	1.05%

Total interest earning assets	$438,143	$419,579	$18,564	4.42%	7.77%	6.67%	1.10%

From June 2004 through June 2006, the Federal Reserve Bank increased rates by a total of 425 basis points. Due to the asset sensitive nature of the Company’s balance sheet, these increases, coupled with the Company’s substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, are the primary factors for the increase in net interest margin.

The tables below sets forth changes for the three and six months ending June 30, 2006 compared to the same periods in 2005 for average interest bearing liabilities and their respective average rates paid.

	Average Balance				Average Rate
	for the three months ending				for the three months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest bearing liabilities:	2006	2005	Variance	Variance	2006	2005	Variance
Savings/NOW/money market	$163,633	$163,949	$(316)	-0.19%	1.47%	0.92%	0.55%
Time deposits	94,605	60,320	34,285	56.84%	4.08%	2.43%	1.65%
Other borrowings	22,652	28,944	(6,292)	-21.74%	5.01%	3.31%	1.70%
FF Purchased	257	107	150	140.19%	6.24%	3.75%	2.49%
Long Term Debt	8,248	8,248	-	0.00%	8.90%	6.95%	1.95%

Total interest-bearing liabilities	$289,395	$261,568	$27,827	10.64%	2.81%	1.72%	1.09%

	Average Balance				Average Rate
	for the six months ending				for the six months ending
(dollars in thousands)	June 30,		$	%	June 30,
Interest bearing liabilities:	2006	2005	Variance	Variance	2006	2005	Variance
Savings/NOW/money market	$168,064	$164,807	$3,257	1.98%	1.46%	0.77%	0.69%
Time deposits	92,301	60,519	31,782	52.52%	3.92%	2.26%	1.66%
Other borrowings	17,688	32,548	(14,860)	-45.66%	4.82%	3.29%	1.53%
FF Purchased	129	293	(164)	-55.97%	6.25%	3.44%	2.81%
Long Term Debt	8,248	8,248	-	0.00%	8.58%	6.53%	2.05%

Total interest-bearing liabilities	$286,430	$266,415	$20,015	7.51%	2.67%	1.60%	1.07%

The ability to attract low cost deposits is part of the Company’s marketing plans that have been in place for numerous years. While this remains Management’s main objective, in 2005, due to intensified competition, the Company implemented a Time Deposit/Money Market promotion that continues today. This has resulted in an increase in interest bearing deposits as well as an increase in deposit costs.

For the three months ending June 30, 2006 compared to the same period in 2005, the Company’s average yield on average interest earnings assets and average yield on average interest bearing liabilities increased by 115 basis points and 109 basis points, respectively. For the six months ending June 30, 2006 compared to the same period in 2005, the Company’s average yield on average interest earnings assets and average yield on average interest bearing liabilities increased by 110 basis points and 107 basis points, respectively.

The Company’s net interest margin improved as a result of the larger balances of interest earning assets as compared to interest bearing liabilities during both periods. This result is primarily driven by the presence of non-interest bearing deposits that also fund earning assets.

Non-Interest Income

The tables below set forth changes for the three and six months ending June 30, 2006 compared to the same period in 2005 for non-interest income.

Non-Interest Income Components

	For Three Months Ended
	June 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Service Charges on Deposit Accounts	$613	$632	$(19)	-3.0%
ATM/Debit Card Transaction/Interchange Fees	185	145	40	27.6%
Bancard	29	39	(10)	-25.6%
Mortgage Origination Fees	157	226	(69)	-30.5%
Earnings on Cash Surrender Value Life Ins	92	79	13	16.5%
Other	135	146	(11)	-7.5%
TOTAL	$1,211	$1,267	$(56)	-4.4%

	For Six Months Ended
	June 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Service Charges on Deposit Accounts	$1,181	$1,171	$10	0.9%
ATM/Debit Card Transaction/Interchange Fees	359	293	66	22.5%
Bancard	54	71	(17)	-23.9%
Mortgage Origination Fees	300	423	(123)	-29.1%
Earnings on Cash Surrender Value Life Ins	175	151	24	15.9%
Other	360	290	70	24.1%
TOTAL	$2,429	$2,399	$30	1.3%

For both the three and six months ending June 30, 2006 as compared to the same period in 2005, non-interest income overall has remained relatively flat. The Company has experienced a modest increase in the electronic activity category of ATM/Debit Card Transaction/Interchange Fees due to the continuing migration of consumers to paperless transactions.

For both the three and six months ended June 30, 2006 compared to the same period in 2005, Mortgage Origination Fees have been negatively impacted by reduced mortgage volumes as the result of rising interest rates. Activity in terms of both number of loans and dollar volume is down approximately 24% and 27%, respectively, for the three and six months ended June 30, 2006 compared to the same period in 2005.

Non-Interest Expenses

The tables below set forth changes for the three and six months ending June 30, 2006 compared to the same period in 2005 for non-interest expense.

Non-Interest Expense Components

	For Three Months Ended
	June 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Salaries and Employee Benefits	$2,786	$2,408	$378	15.7%
Occupany and Equipment	665	640	25	3.9%
Data Processing	534	538	(4)	-0.7%
Advertising and promotional	169	137	32	23.4%
Regulatory fees	28	25	3	12.0%
Other professional fees and outside services	172	186	(14)	-7.5%
Legal fees and other litigation expense	43	21	22	104.8%
Loan Department Costs	49	29	20	69.0%
Stationery and supplies	68	80	(12)	-15.0%
Director fees	73	52	21	40.4%
Core Deposit Intangible Amortization	75	143	(68)	-47.6%
Other	386	304	82	27.0%
	$5,048	$4,563	$485	10.6%

	For Six Months Ended
	June 30,
(dollars in thousands)	2006	2005	$Variance	% Variance
Salaries and Employee Benefits	$5,568	$4,656	$912	19.6%
Occupany and Equipment	1,268	1,252	16	1.3%
Data Processing	1,062	1,117	(55)	-4.9%
Advertising and promotional	354	263	91	34.6%
Regulatory fees	57	50	7	14.0%
Other professional fees and outside services	408	229	179	78.2%
Legal fees and other litigation expense	60	58	2	3.4%
Loan Department Costs	82	71	11	15.5%
Stationery and supplies	137	166	(29)	-17.5%
Director fees	148	106	42	39.6%
Core Deposit Intangible Amortization	150	287	(137)	-47.7%
Other	737	731	6	0.8%
	$10,031	$8,986	$1,045	11.6%

Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and six months ending June 30, 2006 and 2005. The increase was primarily a result of increased expenses related to the the addition of staff to enhance relationship management and the expansion of a full service branch within the bank’s existing footprint in the town of Templeton. The Bank hired the three Templeton staff members in April and May to allow time for intense training. In addition, the Bank instituted a new executive position in Human Resources and brought a seasoned professional on board in mid June to fill that position.

Other Professional Fees and Outside Services

Other professional fees and outside services expenses increased for the quarter as a result of increases in a number of sub-categories including executive search expenses, consulting fees, audit fees, compliance and insurance costs. As competition within the primary market area has intensified, the Company has found it necessary to use the service of executive search firms when looking to either replace or add staff. In addition to this, during the second quarter of 2006, the Company engaged a consulting firm to assist with compensation programs including base salary and bonus program assessment.

Advertising and Promotional

The increase in advertising and promotional expenses was primarily a result of increases in professional fees related to the new marketing initiatives designed to enhance customer relationship management, service delivery and branding.

Provision for Income Taxes

The provision for income taxes was 36.1% and 36.7% of net pre-tax income for the three months ending June 30, 2006, and 2005, respectively. The provision for income taxes was 36.7% and 37.4% of net pre-tax income for the six months ending June 30 2006, and 2005, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $488.5 million at December 31, 2005 compared to $520.2 million at June 30, 2006. This represents an increase of $31.7 million or approximately 6%.

Loans

The table below sets forth changes from December 31, 2005 to June 30, 2006 for the composition of the loan portfolio.

Major classifications of loans were:
	June 30,	December 30,
	2006	2005	$ Variance	% Variance
(in thousands)
Commercial, financial, and agricultural	$67,475	$60,050	7,425	12.36%
Real estate-construction	93,919	76,981	16,938	22.00%
Real estate - other	211,597	210,690	907	0.43%
Home equity lines of credit	12,196	14,398	(2,202)	-15.29%
Installment loans to individuals	5,376	5,620	(244)	-4.34%
All other loans (including overdrafts)	368	394	(26)	-6.60%
	390,931	368,133	22,798	6.19%

Less - deferred loan fees, net	(1,428)	(1,617)	189	-11.69%
Less - reserve for possible loan losses	(3,695)	(3,881)	186	-4.79%

Total loans	385,808	362,635	23,173	6.39%

Loans Held For Sale	$6,116	$3,392	2,724	80.31%

The increase in commercial, financial and agricultural loans is attributed primarily to a $2.3 million new line of credit to a winery, a $5 million line of credit to a financial services company and several other new $.5 to $1 million business credit lines to medical groups, contractors and others.

The increase in real estate-construction and land loans can be attributed to several large new construction projects and the funding of existing construction projects. New loans include a strip center for $4.0 million, an office complex for $1.7 million, an office building for $1.2 million, a spec residence for $1.6 million, an apartment construction loan increase of $1.8 million, a meat processing facility for $1.2 million, a 4 home development for $2.2 million, a spec residence for $1.2 million, 4 loans on land for tract development of $2.4, $1.3, $1.2 & $1.2 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The small increase in real estate-mortgage loans is attributed to several new loans booked. During the period, numerous loans were also refinanced and paid off through out of area lenders and mortgage brokers. Several new loans were booked during the period including a hotel for $5.4 million, a gas station for $2 million, an auto dealership for $1.2 million, a RV park for $1.2 million, an office building for $1.0 million and several smaller real estate loans.

The Bank presently has a concentration of loans in construction/land in the amount of $93.9 million which represents 184% of the Bank’s Total Risk Based capital. Of this, 49% are owner occupied. Un-disbursed commitments total $54.1 million which combined with disbursed represent 289% of the Bank’s Total Risk based Capital with 96% owner occupied. At June 30, 2006 there were 86 construction loans with outstanding balances and remaining commitments of approximately $71.4 million and $54.1 million, respectively. The single largest construction loan has a commitment amount of approximately $10.7 million with a balance of approximately $5.2 million at June 30, 2006. This is an office complex in San Luis Obispo, Ca. At June 30, 2006, there were 59 land loans with balances of approximately $22.6 million. The single largest land loan accounts for approximately $1.6 million of the total and is for a mixed use development. While these loans may be considered somewhat riskier than certain other real estate loans, the construction/land loans are spread throughout the Company’s market area and have consistently performed in a satisfactory manner.

Hotel loans disbursed are not considered to be a concentration with balances of $40.0 million which represents 78% of the Bank’s Total Risk Based Capital. However, there are several hotel construction loans that increase total outstanding to $54.2 million and total commitments to $62.2 million which represents a concentration at 121.5% of the Bank’s Total Risk Based Capital. At June 30, 2006, there were 31 motel loans. The single largest loan has a commitment of approximately $6.3 million, was made to a nationally known chain and is located in Paso Robles, California. The hotel loans are also made to clients throughout the Company’s markets. These loans have also typically paid as agreed.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for the expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds were deposited with the Bank with $1.7 million remaining at June 30, 2006. These funds are being used for capital improvements to the assisted living facility. The project is approximately 75% complete and should be finished in Sept-October 2006. The letter of credit will expire in September 2007.

Construction loan demand for both single family and commercial real estate moderated during the first quarter of 2006 and then increased during the second quarter. Increased interest rates and construction costs impacted commercial real estate activity. Area home prices continue to increase however they remain considerably lower than the major metropolitan areas to the Company’s North and South. Reasonable mortgage rates and financing options such as interest only mortgages and 40 year loans have kept many in the market. The continued availability of land for subdivision use also continued to drive the market in the North San Luis Obispo County and Santa Maria markets. Builders are moving to the more rural communities in order to construct more affordable homes. .

Business properties are also in demand with low vacancies and competitive but increasing loan rates. Commercial property values and rental rates increased substantially during 2005 and have slowed somewhat thus far in 2006. Investors, many seeking exchange properties, continue to seek properties in the Company’s market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate ( the rate at which a stream of future cash flows is discounted to find the present value) ranges over the last three years are: 2003- 7.0% to 8.0%, 2004- 6.5% to 7.5% and 2005- 5.5% to 6.5%. Commercial properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank expects to experience continued growth in commercial real estate loans during 2006 but most likely at a slower pace than 2005. Interest rate margins are expected to decrease somewhat do to competitive pressures.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At June 30, 2006, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank’s provision for loan losses was $180 thousand for both the three months ended June 30, 2006 and 2005. The provision amount is based on the Bank’s monthly allowance for loan losses calculation including current plans for recovery collection.

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

During the second quarter of 2006, the Bank recognized a $500,000 write down on a single account receivable loan. The bank has identified this as not indicative of a deterioration of overall loan quality. Management believes that the allowance for credit losses at June 30, 2006 is adequate based on information currently available.

Loans on non-accrual status totaled $54 thousand and $232 thousand at December 31, 2005 and June 30, 2006, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Most of the loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $87 thousand and $29 thousand for the period ended December 31, 2005 and June 30, 2006, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. Non-performing loans totaled $52 thousand at December 31, 2005 and $232 thousand at June 30, 2006. There were no loans past due 90 days or more and still accruing interest at June 30, 2006.

Non-performing loans were 0.01% and 0.04% of total assets as of December 31, 2005 and June 30, 2006, respectively. The allowance for loan loss to non-performing loans was 74.6x and 15.9x at December 31, 2005 and June 30, 2006, respectively.

Total Cash and Due from Banks

Total cash and due from banks were $18.3 million and $21.4 million at December 31, 2005 and June 30, 2006, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth changes from December 31, 2005 to June 30, 2006 for the composition of other earning assets. Investments available-for-sale decreased due to cash flow on Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO).

COMPOSITION OF OTHER EARNING ASSETS

	June 30,	December 31,
	2006	2005	$ Variance	% Variance
(in thousands)
Federal Home Loan Bank, and other stock	$1,930	$1,885	$45	2.39%

Available-for-Sale Investments	41,410	44,402	$(2,992)	-6.74%

Federal Funds Sold	27,500	26,280	$1,220	4.64%

Interest Bearing Deposits other fin inst.	318	298	20	6.71%

Total Other Earning Assets	$71,158	$72,865	$(1,707)	-2.34%

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2005, net unrealized losses in the portfolio were $158 thousand compared to a net unrealized loss of $515 thousand at June 30, 2006. This change in market value was driven by rising interest rates resulting in portfolio extension and not by deterioration in quality . The portfolio decreased in size due to principle reductions on MBS and CMOs .

At June 30, 2006, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2005 to June 30, 2006 for the composition of deposit categories.

					% of Total
	June 30,	December 31,			Deposits
(in thousands)	2006	2005	$Variance	%Variance	30-Jun-06
Deposits:
Demand, non-interest bearing	$163,453	$164,014	(561)	-0.34%	38%
Interest bearing demand	48,909	50,598	(1,689)	-3.34%	11%
Savings	25,438	29,386	(3,948)	-13.43%	6%
Money market	81,501	90,122	(8,621)	-9.57%	19%
Time deposits of $100 or more	25,673	17,414	8,259	47.43%	6%
Time deposits under $100	85,186	66,263	18,923	28.56%	20%
Total deposits	$430,160	$417,797	$12,363	2.96%	100%

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

For the Company, at June 30, 2006, non-interest bearing demand deposits provide 38% of total deposits compared to 39% at December 31, 2005. At December 31, 2005 and June 30, 2006, the Bank had three deposit relationships that it considers to be volatile. These deposits are held by three customers of the Bank that engage in mortgage related activities. As a percentage of total deposits, these accounts represented 12.5% or $52.2 million at December 31, 2005 compared to 12% or $51.9 million at June 30, 2006. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100 thousand, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $404.5 million represented 94.0% of total deposits at June 30, 2006. The Company does not purchase funds through deposit brokers.

In October 2005, the Company renewed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. At June 30, 2006, the Company had a zero balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At June 30, 2006, the interest rate on the note was 8.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At June 30, 2006, the Bank had borrowings with the FHLB of $30.0 million collateralized by loans. There are three separate $10 million borrowings that mature in July, August and November 2006. At maturity, Management will assess balance sheet needs and determine how much if any and at what term it will borrow from the FHLB. On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.

At June 30, 2006, the Bank has a remaining borrowing capacity with existing collateral of approximately $60.4 million and $10.6 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $3.8 million in securities sold under repurchase agreements at December 31, 2005 compared to $2.0 million at June 30, 2006.

Capital

The Company's total stockholders equity was $44.8 million at December 31, 2005 compared to $46.6 million at June 30, 2006. The increase in capital was due to net income of $3.3 million, stock options exercised in the amount of $323 thousand, the capital impact of stock options expense of $74 thousand, $1.6 million paid for a cash dividend, and a decrease in accumulated other comprehensive income of $357 thousand.

On July 21, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on August 25, 2006 to shareholders of record on August 11, 2006. In addition, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of Company stock. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions.

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

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 8.99% as of June 30, 2006. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 thousand in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

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

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At June 30, 2006, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Management believes that organic growth in 2006 for the Company can be accomplished without further borrowing for capital or cash flow purposes. At June 30, 2006, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments for approximately six quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $6.2 million at June 30, 2006.

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

Summarized below are the Company’s and the Bank’s capital ratios at June 30, 2006.

	Regulatory Standard
	Adequately	Well	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	9.83%	9.99%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.73%	10.51%

Total Risk Based Captial Ratio	8.00%	10.00%	11.58%	11.35%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $13.4 million. At June 30, 2006, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of approximately $71.0 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At June 30, 2006, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 16.1% compared to 16.1% at December 31, 2005. The ratio of net loans to deposits, another key liquidity ratio, was 89.7% at June 30, 2006 compared to 86.8% at December 31, 2005

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation during the three-year period ended June 30, 2006 has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates creating in the decreasing rate environment a narrowing of the net interest margin and in the increasing rate environment for the past four quarters, a widening of the net interest margin. However, inflation has not been a factor in the customer’s ability to repay debt or in upward pressure on operation expenses.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2006 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable at this time.
(dollars in thousands)

	Shock Rate Scenarios
	-200bp	-100bp	Base	+100bp	+200bp

Net Interest Income (NII)	$23,381	$24,588	$25,915	$27,140	$28,361

$ Change from Base	$(2,535)	$(1,328)	$-	$1,225	$2,446

% Change from Base	-9.78%	-5.12%	0.00%	4.73%	9.44%

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

(dollars in thousands)
		% of
Loans	Balance	Total
Variable-Daily	$172,887	44%
Variable Other than Daily	165,364	42%
Fixed	52,680	14%
Total Gross Loans	$390,931	100%

Total Gross Loans		% of
Re-Pricing	Balance	Total
< 1 Year	$239,416	61%
1-3 Years	93,844	24%
3-5 Years	42,410	11%
> 5 Years	15,261	4%
	$390,931	100%

The table above identifies approximately 44% of the loan portfolio that will re-price immediately in a changing rate environment.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.Risk Factors
During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2005 10k in response to Item A to Part I of Form 10k.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
N/A

Item 3. Defaults Upon Senior Securities
N/A

Item 4. Submission of Matters to a Vote of Security Holders

The following items were submitted to the security holders for approval at the annual meeting held on May 25, 2006:

1. Election of Directors. To elect ten (10) persons to the Board of Directors of the Company to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and have qualified. The following persons were elected on the following votes:

	For	Withheld
Dr. B. R. Bryant	5,539,904	5,563
Donald H. Campbell	5,138,293	407,264
Kenneth L. Dewar	5,541,649	3,908
Mark C. Fugate	5,540,984	4,573
Dolores T. Lacey	5,541,649	3,908
Merle F. Miller	5,541,849	3,708
Michael J. Morris	5,541,649	3,908
Daniel J. O’Hare	5,541,649	3,908
Alexander F. Simas	5,540,949	4,608
Ole K. Viborg	5,289,194	256,363
Lawrence P. Ward	5,527,369	18,188

2.	Ratification of Independent Accountants. To ratify the appointment of Vavrinek, Trine, Day & Co. LLP as the Company’s independent accountants for the 2006 fiscal year.
For     5,534,122     Against     4,682     Abstained     6,753
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

DATE: August 3, 2006

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