Form 10-Q
period 2006-09-30
HERITAGE OAKS BANCORP
filed 2006-11-06
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of October 11, 2006 there were approximately 6,356,021 shares outstanding of the Registrant’s common stock.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(1)
Cash and due from banks	$17,972	$18,279
Federal funds sold	14,195	26,280
Total cash and cash equivalents	32,167	44,559
Interest bearing deposits other banks	318	298
Securities Available for sale	40,294	44,402
Federal Home Loan Bank Stock, at cost	1,955	1,885
Loans Held For Sale	2,069	3,392
Loans, net	419,314	362,635
Property, premises and equipment, net	14,801	11,905
Cash surrender value life insurance	9,344	7,706
Deferred Tax Assets	2,515	2,358
Goodwill	4,864	4,865
Core Deposit Intangible	1,223	1,448
Other assets	3,517	3,048
TOTAL ASSETS	$532,381	$488,501

LIABILITIES
Deposits:
Demand, non-interest bearing	$157,180	$164,014
Savings, NOW, and money market deposits	152,033	170,106
Time deposits of $100 or more	31,782	17,414
Time deposits under $100	89,277	66,263
Total deposits	430,272	417,797
FHLB advances and other borrowed money	40,000	10,000
Securities Sold under Agreement to Repurchase	1,219	3,847
Junior subordinated debentures	8,248	8,248
Other liabilities	4,215	3,764
Total liabilities	483,954	443,656

STOCKHOLDERS' EQUITY
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
6,356,021 and 6,231,982 as of September 30, 2006
and December 31, 2005, respectively.	29,648	29,255
Retained earnings	18,668	15,748
Accumulated other comprehensive income/(loss)	111	(158)
Total stockholders' equity	48,427	44,845
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$532,381	$488,501

(1) These numbers have been derived from the audited financial statements.

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share date)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income:

Interest and fees on loans	$8,968	$7,179	$24,475	$19,794
Investment securities	467	489	1,446	1,586
Federal funds sold and commercial paper	131	270	513	440
Time certificates of deposit	2	2	6	7
Total interest income	9,568	7,940	26,440	21,827

Interest Expense:

Now accounts	22	25	66	67
MMDA accounts	567	442	1,687	983
Savings accounts	25	29	78	71
Time deposits of $100 or more	172	103	428	276
Other time deposits	1,132	350	2,671	856
Other borrowed funds	628	398	1,406	1,201
Total interest expense	2,546	1,347	6,336	3,454

Net Interest Income Before Prov. for Possible Loan Losses	7,022	6,593	20,104	18,373
Provision for loan losses	180	170	480	530
Net interest income after provision for loan losses	6,842	6,423	19,624	17,843

Non-interest Income:
Service charges on deposit accounts	644	655	1,826	1,825
Other income	578	734	1,826	1,962
Total Non-interest Income	1,222	1,389	3,652	3,787

Non-interest Expense:
Salaries and employee benefits	2,965	2,532	8,534	7,188
Occupancy and equipment	633	600	1,901	1,853
Other expenses	1,786	1,743	4,982	4,820
Total Noninterest Expenses	5,384	4,875	15,417	13,861
Income before provision for income taxes	2,680	2,937	7,859	7,769
Provision for applicable income taxes	947	1,132	2,846	2,940
Net Income	$1,733	$1,805	$5,013	$4,829

Earnings per share: (See note #4)
Basic	$0.27	$0.29	$0.79	$0.79
Fully Diluted	$0.26	$0.28	$0.76	$0.74

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net Income	$1,733	$1,805	$5,013	$4,829
Other Comprehensive Income (Loss) Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	(1,043)	(291)	448	(240)
Reclassification adjustments for (gains) included in net income	-	-	-	-
Other comprehensive income (loss), before taxes	(1,043)	(291)	448	(240)
Income tax expense (benefit) related to items in comprehensive income	418	118	(179)	96
Income tax expense (benefit) related to realized gain in comprehensive income	-	-	-	-
Other Comprehensive Income (Loss), Net of Taxes	(625)	(173)	269	(144)
Comprehensive Income	$1,108	$1,632	$5,282	$4,685

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
September 30, 2006 and September 30, 2005
(Unaudited)
( in thousands except shares outstanding)

				Accumulated
				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income/(Loss)	Equity

Balance January 1, 2006	6,231,982	$29,255	$15,748	$(158)	$44,845

Exercise of Stock Options (including $160 tax benefit from exercise of stock options)	72,989	559			559

Cash Dividend of $.25 per share paid May 19, 2006			(1,585)		(1,585)
Cash Dividend of $.08 per share paid August 25, 2006			(508)		(508)
Stock-based compensation expense		83			83
Issuance of Restricted Stock Awards	66,050
Stock Repurchased	(15,000)	(249)			(249)
Comprehensive Income
Net Income			5,013		5,013
Unrealized security holding gains (net of $179 tax)				269	269
Total other comprehensive Income					5,282

Balance September 30, 2006	6,356,021	$29,648	$18,668	$111	$48,427

				Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
	Outstanding	Stock	Earnings	Income	Equity

Balance January 1, 2005	3,817,943	$24,050	$13,053	$147	$37,250

Exercise of Stock Options	133,980	945			945
Stock dividend- 5%	195,013	3,930	(3,930)		0
Cash paid to Shareholders' in Lieu of
fractional shares on 5% Stock Dividend			(8)		(8)
Comprehensive Income
Net Income			4,829		4,829
Unrealized Security Holding Gains
(net of $96 tax )				(144)	(144)
Total other comprehensive Income					4,685

Balance September 30, 2005	4,146,936	$28,925	$13,944	$3	$42,872

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

	Periods ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$5,013	$4,829
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	690	688
Provision for possible loan losses	480	530
Provision for possible unfunded loan commitment	-	(10)
Amortization of premiums/discounts on
Investment securities, net	(3)	170
FHLB stock dividends received	(70)	(55)
Amortization of intangible assets	225	431
Stock based compensation expense	83	-
(Increase) in loans held for sale	1,323	(5,441)
Net increase in cash surrender value of life insurance	(252)	(205)
(Increase) in other assets	(805)	(73)
Excess tax benefit related to stock based compensation expense	-	-
Increase in other liabilities	452	626
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	7,136	1,490
Cash Flows From Investing Activities
Net Change in time deposits	(20)	200
Purchase of securities available-for-sale	(1,190)	(1,393)
Maturity/Call AFS securities	-	850
Proceeds from principal reductions and maturities
of mortgage backed securities available-for-sale	5,749	11,065
Purchase of life insurance policies	(1,386)	(300)
Increase in loans, net	(57,180)	(31,746)
Net ALLL Recoveries	21	22
Proceeds from disposal of property	-	617
Purchase of property, premises and equipment, net	(3,586)	(1,660)
NET CASH USED IN INVESTING ACTIVITIES	(57,592)	(22,345)
Cash Flows From Financing Activities
Increase in deposits, net	$12,475	$73,328
Increase in FHLB borrowing	30,000	(500)
Increase/(Decrease) in Repurchase agreements	(2,628)	1,291
Proceeds from exercise of stock options	270	945
Excess tax benefit related to stock based compensation	289	-
Repurchase of stock	(249)	-
Cash Dividend paid	(2,093)	-
Cash paid in lieu of fractional shares	-	(8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,064	75,056
Net Increase in Cash and Cash Equivalents	(12,392)	54,201
Cash and Cash Equivalents, Beginning of year	44,559	21,867
Cash and Cash Equivalents, End of period	$32,167	$76,068
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,939	$3,456
Income taxes paid	$2,290	$3,132

See notes to condensed consolidated financial statements

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust I is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain amounts in the consolidated financial statements for the year ended December 31, 2005 and the three and nine month period ended September 30, 2005 may have been reclassified to conform to the presentation of the consolidated financial statement in 2006.

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

The amortized cost and fair values of investment securities available for sale at September 30, 2006 and December 31, 2005:

(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Balance September 30, 2006	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$759	$-	$(8)	$751
Mortgage-backed securities	23,243	10	(461)	22,792
Obligations of State and Political Subdivisions	16,100	670	(28)	16,742
Other Securities	9	-	-	9
TOTAL	$40,111	$680	$(497)	$40,294

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2005	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$826	$-	$(20)	$806
Mortgage-backed securities	28,795	13	(518)	28,290
Obligations of State and Political Subdivisions	15,036	364	(103)	15,297
Other Securities	9	-	-	9
TOTAL	$44,666	$377	$(641)	$44,402

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans were:

	September 30,	December 31,
(in thousands)	2006	2005

Commercial, financial, and agricultural	$75,627	$60,050
Real estate-construction/land	101,665	76,981
Real estate - other	229,070	210,690
Home equity lines of credit	11,777	14,398
Installment loans to individuals	5,660	5,620
All other loans (including overdrafts)	867	394
	424,666	368,133

Less - deferred loan fees, net	(1,489)	(1,617)
Less - reserve for possible loan losses	(3,863)	(3,881)

Total loans	419,314	362,635

Loans Held For Sale	$2,069	$3,392

Concentration of Credit Risk

At September 30, 2006, approximately $342.5 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At September 30, 2006, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $20.1 million and un-disbursed loan commitments in the approximate amount of $160 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses is as follows:

(in thousands)	September 30,	December 31,
	2006	2005

Balance at beginning of year	$3,881	$3,247
Additions charged to operating expense	480	710
Loans charged off	(519)	(100)
Recoveries of loans previously charged off	21	24
Balance at end of year	$3,863	$3,881

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan loss represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate ability to collect the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three and nine months ended September 30, 2006 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was .92% as of September 30, 2006 and 1.07% as of December 31, 2005. Management believes that the allowance for credit losses at September 30, 2006 is prudent and warranted, based on information currently available.

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

On July 21, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on August 25, 2006 to shareholders of record on August 11, 2006. In addition, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of Company stock. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions. During the three months ending September 30, 2006, 15,000 shares of the Company’s stock was repurchased.

On October 20, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on November 17, 2006 to shareholders of record on November 3, 2006. In addition, the Board of Directors adopted a resolution to increase the number of shares to 100,000 for the repurchase plan that was adopted in July 2006. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions.

The following table shows the number of shares used to calculate and the earnings per share for the three and nine months ending September 30, 2006 and 2005:

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2006	2005	2006	2005

Net Income	$1,733,149	$1,804,918	$5,012,872	$4,828,627
Basic	$0.27	$0.29	$0.79	$0.79
Diluted	$0.26	$0.28	$0.76	$0.74
Shares:
Basic	6,350,727	6,186,045	6,326,743	6,147,243
Diluted	6,594,626	6,499,178	6,594,800	6,514,980

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

SHARE-BASED PAYMENT: Effective January 1, 2006, we adopted the fair value recognition provisions of statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine months ending September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the January 1, 2006 adoption of SFAS No.123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 6 to the Un-audited Consolidated Financial Statements for a further discussion on stock-based compensation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on the financial position of the company at December 31, 2006.

Note 6. Stock-Based Compensation

As of September 30, 2006, the Company had three stock-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. These plans include two stock option plans and the 2005 Equity Based Compensation Plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but that remained unvested as of, January 1, 2006. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

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

As a result of the Company’s January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the nine months ended September 30, 2006 on income before income taxes and on net income were reductions of $83 thousand and $50 thousand, respectively. The cumulative effect of the change in accounting was $83 thousand before income taxes and $50 thousand, after income taxes. The change had no impact on basic and $.0076 on diluted earnings per share for the three months ended September 30, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows, upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

PRO FORMA INFORMATION UNDER SFAS NO. 123

Pro forma information regarding the effect on the net income and basic and diluted income per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, are as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	30-Sep-05	30-Sep-05
Net income:
As reported	$1,804,918	$4,828,627
Stock-based compensation using the intrinsic value method	-	-
Stock-based compensation that would have been reported
using the fair value method of SFAS 123	(6,607)	(77,541)
Pro forma net income	$1,798,311	$4,751,086

Weighted Average Shares Outstanding - Basic	6,186,045	6,147,243
Weighted Average Shares Outstanding - Diluted	6,499,178	6,514,980

Basic Earnings per share
As reported	$0.29	$0.79
Pro forma	$0.29	$0.77

Earnings per share - assuming dilution
As reported	$0.28	$0.74
Pro forma	$0.28	$0.73

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 (September 30, 2006) and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2006, this amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $330 thousand and $1,033 thousand, respectively. Total fair value of options vested and expensed was $50 thousand, net of tax, for the nine months ended September 30, 2006. No options were granted during the nine months ended September 30, 2006 and there were 11,250 options issued during the same period in 2005.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2006	525,915	$5.19
Granted	-	-
Exercised	(72,989)	3.66
Forfeited	(3)	4.35

Options outstanding, September 30, 2006	452,923	$5.43	3.9	$4,924

Exercisable at September 30, 2006	383,837	$4.49	3.7	$4,534

As of September 30, 2006, there was $256,012 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.4 years.

The following table summarizes information about stock options outstanding at September 30, 2006:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.56 to $5.74	326,376	2.67	$3.67	326,376	$3.67
$5.75 to $10.27	37,047	5.95	6.94	25,140	6.70
$10.28 to $13.84	89,500	7.60	11.22	32,321	11.02

Totals	452,923	3.91	$5.43	383,837	$4.49

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header "Stock Based Option Valuation and Expense Information under SFAS No.123(R)".

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. The Company records compensation expense relating to restricted share awards. For the three and nine months ended September 30, 2006, the Company recorded compensation of $32 thousand and $101 thousand, net of tax, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending September 30, 2006 and 2005. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

THE COMPANY

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Bank"), an 11 branch bank serving San Luis Obispo and northern Santa Barbara Counties. In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In October 2006, the Company formed Heritage Oaks Capital Trust II (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware. The Trust is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

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

Executive Summary and Recent Developments

On October 27, 2006, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on January 1, 2037. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.72% for an effective rate of 7.10% as of September 30, 2006. The debt securities can be called at any time commencing on January 1, 2012, at par. The Company also purchased a 3% minority interest totaling $248 thousand in Heritage Oaks Capital Trust II. The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatorily redeemable preferred securities and is included in other assets.

The Company intends to use the proceeds of the sale of the Trust Preferred Securities for general corporate purposes which may include investment in the Bank, acquisitions, investments, payment of dividends and repurchased of our outstanding common stock.

On October 20, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on November 17, 2006 to shareholders of record on November 3, 2006. In addition, the Board of Directors adopted a resolution to increase the number of shares to 100,000 for the repurchase plan that was adopted in July 2006. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions. During the three months ending September 30, 2006, 15,000 shares of the Company’s stock were repurchased.

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

The table below provides selected financial data that highlights the Company’s quarterly performance results:

Selected Financial Data
For the Quarter Ended,

	Sep-06	Jun-06	Mar-06	Dec-05	Sep-05	Jun-05	Mar-05	Dec-04

Return on Average Assets	1.35%	1.37%	1.33%	1.47%	1.44%	1.37%	1.24%	1.18%

Return on Average Equity	14.54%	14.33%	13.92%	16.38%	17.03%	15.94%	14.74%	14.77%

Average Equity to Average Assets	9.25%	9.59%	9.58%	8.97%	8.47%	8.60%	8.40%	6.76%

Net Interest Margin	6.07%	6.04%	5.90%	6.06%	5.80%	5.68%	5.55%	5.40%

Efficiency Ratio*	65.31%	64.34%	65.02%	60.65%	61.08%	62.66%	64.14%	67.64%

Average Loans to Average Deposits	97.15%	94.37%	90.15%	89.84%	89.60%	91.91%	92.82%	85.65%

Net Income	$1,733	$1,673	$1,606	$1,808	$1,805	$1,606	$1,417	$1,353

Earnings Per Share:
Basic	$0.27	$0.26	$0.26	$0.29	$0.29	$0.26	$0.23	$0.23
Diluted	$0.26	$0.25	$0.24	$0.27	$0.28	$0.25	$0.22	$0.21
Outstanding Shares:
Basic	6,350,727	6,337,712	6,283,890	6,223,500	6,186,045	6,167,571	6,080,805	6,010,964
Diluted	6,594,626	6,670,942	6,643,432	6,592,000	6,499,178	6,524,849	6,458,433	6,460,174

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

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and nine months ended September 30, 2006 and September 30, 2005 reflect the impact of increases in short term rates as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods.

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

RESULTS OF OPERATIONS

Earnings Overview

The Company reported net income for the three months ended September 30, 2006 of $1.7 million compared to $1.8 million during the same period in 2005. This represents a decrease of 4%. Basic earnings per share for the three months ended September 30, 2006 and September 30, 2005, were $0.27 and $0.29, respectively. Diluted earnings per share for the three months ended September 30, 2006 and September 30, 2005, were $0.26 and $0.28, respectively.

The Company reported net income for the nine months ended September 30, 2006 of $5.0 million compared to $4.8 million during the same period in 2005. This represents an increase of 4%. Basic earnings per share for the both the nine months ended September 30, 2006 and September 30, 2005, were $0.79. Diluted earnings per share for the nine months ended September 30, 2006 and September 30, 2005, were $0.76 and $0.74, respectively.

Year-to-date, non-interest expense increased to $15.4 million, compared to $13.9 million in the same period a year ago. At the end of 2005 the Company began a branding initiative which included an extensive assessment, both internally and externally of all bank delivery channels. Recommended actions were incorporated into a comprehensive Marketing Strategic Plan which is currently in process of implementation. The increase in non-interest expense has been primarily the result of expenses related to the branding project, the addition of staff including the EVP / Human Resources and EVP/Product Delivery and full service branch expansion within the bank’s existing footprint in the town of Templeton. The Company has invested significant resources in these new initiatives throughout 2006 in an effort to improve our service delivery and image and expect to continue the investment with the expectation of returns on these investments adding to shareholder value this year.

As a result of the increase in expenses, the efficiency ratio was 65.31% for the third quarter of 2006 compared to 61.08% for the same period in 2005. On a linked quarter basis, the efficiency ratio was 65.02% and 64.34% for the first and second quarter of 2006, respectively. The efficiency ratio measures non-interest expenses as a percent of revenues.

While earnings increased year over year for the nine months ended 2006 compared to the same period in 2005, earnings performance compared to quarter three and four in 2005 has been impacted by the above noted strategic issues that have been implemented by the Company. These new initiatives are designed to improve future profitability through enhanced customer relationship management, service delivery and branding.

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

The table below sets forth changes for the three and nine months ended September 30, 2006 compared to the same period in 2005 in regard to volume and rate associated with interest earning assets and interest bearing deposits.

Analysis of Changes in Net Interest Income (in thousands)

	Three months ended			Nine months ended
	September 30. 2006 over 2005			September 30. 2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$746	$1,043	$1,789	$1,711	$2,970	$4,681
Investment securities taxable	(129)	73	(56)	(426)	176	(250)
Investment securities non-taxable (2):	44	1	45	144	(2)	142
Taxable equivalent adjustment (2):	(15)	(0)	(16)	(49)	1	(49)
Interest-bearing deposits	(0)	5	5	(1)	16	15
Federal funds sold	(554)	415	(139)	(59)	132	73
Net increase (decrease)	91	1,537	1,628	1,319	3,294	4,613
Interest expense:
Savings, now, money market	(37)	155	118	(17)	727	710
Time deposits	536	315	851	980	987	1,967
Other borrowings	33	158	191	(92)	172	80
Long term borrowings	-	39	39	-	125	125
Net increase (decrease)	532	667	1,199	871	2,011	2,882
Total net increase (decrease)	$(441)	$870	$429	$448	$1,283	$1,731

(1) Loan fees of $303 and $347 for the three months ending September 30, 2006 and 2005 , respectively, and loan fees of $960 and $1,033 for the nine months ending September 30, 2006 and 2005, respectively been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and nine months ended September 30, 2006 and September 30, 2005. The average balance of non-accruing loans has been included in loan totals.

AVERAGE BALANCE SHEET INFORMATION

(dollars in thousands)	For the three months ending September 30,						For the nine months ending September 30,
		2006			2005			2006			2005
	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.
Interest Earning Assets:	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Investments with other banks	$318	8.81%	$7	$396	2.02%	$2	$314	9.32%	$22	$943	0.99%	$7
Investment securities taxable	26,366	4.32%	285	36,457	3.74%	341	28,161	4.27%	905	40,461	3.80%	1,155
Investment securities non-taxable	16,467	4.30%	177	13,684	4.33%	148	16,209	4.31%	525	13,265	4.32%	431
Federal funds sold	9,966	5.26%	131	31,250	3.46%	270	14,217	4.80%	513	18,606	3.15%	440
Loans (1) (2)	409,897	8.75%	8,968	373,200	7.69%	7,179	387,627	8.40%	24,475	358,233	7.35%	19,794
Total interest earning assets	463,014	8.27%	9,568	454,987	6.98%	7,940	446,528	7.88%	26,440	431,508	6.73%	21,827

Allowance for possible loan losses	(3,767)			(3,664)			(3,928)			(3,491)
Other assets	56,073			48,876			52,319			47,988
TOTAL ASSETS	$515,320			$500,199			$494,919			$476,005
Interest -bearing liabilities:
Savings/NOW/money market	154,539	1.59%	614	168,734	1.18%	496	163,506	1.49%	1,831	166,131	0.90%	1,121
Time deposits	119,162	4.38%	1,304	63,050	2.87%	453	101,354	4.07%	3,099	61,372	2.45%	1,132
Other borrowings	32,195	5.33%	429	29,251	3.39%	248	22,577	5.01%	851	31,439	3.30%	779
FF Purchased	652	6.13%	10	-	0.00%	-	305	5.67%	13	193	3.45%	5
Long Term Debt	8,248	9.17%	189	8,248	7.27%	150	8,248	8.74%	542	8,248	6.72%	417
Total interest-bearing liabilities	314,796	3.24%	2,546	269,283	2.00%	1,347	295,990	2.85%	6,336	267,383	1.72%	3,454
Demand deposits	148,215			184,756			147,908			164,940
Other liabilities	4,646			3,774			4,178			3,286
Stockholders' equity
Common stock	29,589			28,909			29,506			27,717
Retained earnings	18,336			13,414			17,562			12,609
Valuation Allowance Investments	(262)			63			(225)			70
Total stockholders' equity	47,663			42,386			46,843			40,396
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$515,320			$500,199			$494,919			$476,005

Net Interest Income			$7,022			$6,593			$20,104			$18,373
Net Interest Margin (3)		6.07%			5.80%			6.00%			5.68%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $303 and $347 for the three months ending September 30, 2006 and 2005, respectively, and loan fees of $960 and $1,033 for the nine months ending September 30, 2006 and 2005, respectively been included in the interest income computation.

(3) Net interest income has been calculated by dividing the net interest income by total average earning assets.

The tables below set forth changes for the three and nine months ending September 30, 2006 compared to the same periods in 2005 for average interest earning assets and their respective average yields.

The Company has been able to increase the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Additions to the loan portfolio for both the three and nine months ending September 30, 2006 were achieved under the Company’s established Loan Policy.

For the three and nine months ending September 30, 2006 compared to the same period in 2005, the average yield on loans improved by 106 and 105 basis points, respectively. This has been primarily due to action by the Federal Reserve Bank of raising rates by 225 basis points from June 2005 through September 2006. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

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

	Average Balance				Average Yield
	for the three months ending				for the three months ending
(dollars in thousands)	September 30,		$	%	September 30,
Interest Earning Assets:	2006	2005	Variance	Variance	2006	2005	Variance
Time deposits with other banks	$318	$396	$(78)	-19.70%	8.81%	2.02%	6.79%
Investment securities taxable	26,366	36,457	(10,091)	-27.68%	4.32%	3.74%	0.58%
Investment securities non-taxable	16,467	13,684	2,783	20.34%	4.30%	4.33%	-0.03%
Federal funds sold	9,966	31,250	(21,284)	-68.11%	5.26%	3.46%	1.80%
Loans (1) (2)	409,897	373,200	36,697	9.83%	8.75%	7.69%	1.06%

Total interest earning assets	$463,014	$454,987	$8,027	1.76%	8.27%	6.98%	1.29%

	Average Balance				Average Yield
	for the nine months ending				for the nine months ending
(dollars in thousands)	September 30,		$	%	September 30,
Interest Earning Assets:	2006	2005	Variance	Variance	2006	2005	Variance
Time deposits with other banks	$314	$943	$(629)	-66.70%	9.32%	0.99%	8.33%
Investment securities taxable	28,161	40,461	(12,300)	-30.40%	4.27%	3.80%	0.48%
Investment securities non-taxable	16,209	13,265	2,944	22.19%	4.31%	4.32%	-0.01%
Federal funds sold	14,217	18,606	(4,389)	-23.59%	4.80%	3.15%	1.65%
Loans (1) (2)	387,627	358,233	29,394	8.21%	8.40%	7.35%	1.05%

Total interest earning assets	$446,528	$431,508	$15,020	3.48%	7.88%	6.73%	1.15%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $303 and $347 for the three months ending September 30, 2006 and 2005, respectively, and loan fees of $960 and $1,033 for the nine months ending September 30, 2006 and 2005, respectively been included in the interest income computation.

From June 2004 through September 2006, the Federal Reserve Bank increased rates by a total of 425 basis points. Due to the asset sensitive nature of the Company’s balance sheet, these increases, coupled with the Company’s substantial volume of non-interest bearing deposits and low average rates on interest bearing deposits, are the primary factors for the increase in net interest margin.

The tables below sets forth changes for the three and nine months ending September 30, 2006 compared to the same periods in 2005 for average interest bearing liabilities and their respective average rates paid.

	Average Balance				Average Rate
	for the three months ending				for the three months ending
(dollars in thousands)	September 30,		$	%	September 30,
Interest bearing liabilities:	2006	2005	Variance	Variance	2006	2005	Variance
Savings/NOW/money market	$154,539	$168,734	$(14,195)	-8.41%	1.59%	1.18%	0.41%
Time deposits	119,162	63,050	56,112	89.00%	4.38%	2.87%	1.51%
Other borrowings	32,195	29,251	2,944	10.06%	5.33%	3.39%	1.94%
FF Purchased	652	-	652	100.00%	6.13%	0.00%	6.13%
Long Term Debt	8,248	8,248	-	0.00%	9.17%	7.27%	1.89%

Total interest-bearing liabilities	$314,796	$269,283	$45,513	16.90%	3.24%	2.00%	1.24%

	Average Balance				Average Rate
	for the nine months ending				for the nine months ending
(dollars in thousands)	September 30,		$	%	September 30,
Interest bearing liabilities:	2006	2005	Variance	Variance	2006	2005	Variance
Savings/NOW/money market	$163,506	$166,131	$(2,625)	-1.58%	1.49%	0.90%	0.59%
Time deposits	101,354	61,372	39,982	65.15%	4.07%	2.45%	1.62%
Other borrowings	22,577	31,439	(8,862)	-28.19%	5.01%	3.30%	1.71%
FF Purchased	305	193	112	58.03%	5.67%	3.45%	2.22%
Long Term Debt	8,248	8,248	-	0.00%	8.74%	6.72%	2.02%

Total interest-bearing liabilities	$295,990	$267,383	$28,607	10.70%	2.85%	1.72%	1.13%

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

For the three months ending September 30, 2006 compared to the same period in 2005, the Company’s average yield on average interest earnings assets and average yield on average interest bearing liabilities increased by 128 basis points and 123 basis points, respectively. For the nine months ending September 30, 2006 compared to the same period in 2005, the Company’s average yield on average interest earnings assets and average yield on average interest bearing liabilities increased by 115 basis points and 113 basis points, respectively.

The Company’s net interest margin improved as a result of the larger balances of interest earning assets as compared to interest bearing liabilities during both periods. This result is primarily driven by the presence of non-interest bearing deposits that also fund earning assets.

Non-Interest Income

The tables below set forth changes for the three and nine months ending September 30, 2006 compared to the same period in 2005 for non-interest income.

Non-Interest Income Components
	For Three Months Ended
	September 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Service Charges on Deposit Accounts	$644	$655	$(11)	-1.7%
ATM/Debit Card Transaction/Interchange Fees	183	170	13	7.6%
Bancard	35	34	1	2.9%
Mortgage Origination Fees	110	296	(186)	-62.8%
Earnings on Cash Surrender Value Life Ins	113	88	25	28.4%
Other	137	146	(9)	-6.2%
Total	$1,222	$1,389	$(167)	-12.0%

	For Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Service Charges on Deposit Accounts	$1,826	$1,825	$1	0.1%
ATM/Debit Card Transaction/Interchange Fees	542	464	78	16.8%
Bancard	89	105	(16)	-15.2%
Mortgage Origination Fees	410	719	(309)	-43.0%
Earnings on Cash Surrender Value Life Ins	289	239	50	20.9%
Other	496	435	61	14.0%
Total	$3,652	$3,787	$(135)	-3.6%

For both the three months ending September 30, 2006 as compared to the same period in 2005, non-interest income excluding Mortgage Origination Fees has remained relatively flat. The Company has experienced a modest increase in the electronic activity category of ATM/Debit Card Transaction/Interchange Fees due to the continuing migration of consumers to paperless transactions.

For both the three and nine months ended September 30, 2006 compared to the same period in 2005, Mortgage Origination Fees have been negatively impacted by reduced mortgage volumes as the result of a slowdown in both purchase and refinance activity. Home sales have slowed with builders beginning to offer additional buyer incentives and lower prices. The area still remains desirable with prices considerably lower than the major metropolitan areas to the Company’s North and South. Reasonable mortgage rates and financing options such as interest only mortgages and 40 year loans have kept many in the market. The table below illustrates the decline in activity in both number of loans and dollars.

Mortgage Origination Activity
($ in 000's)
	For the 3 months				For the 9 months
	ending September 30,				ending September 30,
	2006	2005	Variance		2006	2005	Variance
$ Volume	$18,185	$33,612	-46%	$Volume	$48,916	$75,538	-35%

# Loans	31	66	-53%	# Loans	147	224	-34%

Non-Interest Expenses

The tables below set forth changes for the three and nine months ending September 30, 2006 compared to the same period in 2005 for non-interest expense.

Non-Interest Expense Components
	For Three Months Ended
	September 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Salaries and Employee Benefits	$2,965	$2,532	$433	17.1%
Occupany and Equipment	633	600	33	5.5%
Data Processing	517	561	(44)	-7.8%
Advertising and promotional	278	175	103	58.9%
Regulatory fees	28	27	1	3.7%
Other professional fees and outside services	286	156	130	83.3%
Legal fees and other litigation expense	30	22	8	36.4%
Loan Department Costs	30	45	(15)	-33.3%
Stationery and supplies	84	72	12	16.7%
Director fees	69	70	(1)	-1.4%
Core Deposit Intangible Amortization	75	143	(68)	-47.6%
Other	389	472	(83)	-17.6%
Total	$5,384	$4,875	$509	10.4%

	For Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Salaries and Employee Benefits	$8,534	$7,188	$1,346	18.7%
Occupany and Equipment	1,901	1,853	48	2.6%
Data Processing	1,579	1,678	(99)	-5.9%
Advertising and promotional	632	438	194	44.3%
Regulatory fees	85	77	8	10.4%
Other professional fees and outside services	694	399	295	73.9%
Legal fees and other litigation expense	90	80	10	12.5%
Loan Department Costs	112	116	(4)	-3.4%
Stationery and supplies	221	238	(17)	-7.1%
Director fees	217	175	42	24.0%
Core Deposit Intangible Amortization	225	430	(205)	-47.7%
Other	1,127	1,189	(62)	-5.2%
Total	$15,417	$13,861	$1,556	11.2%

Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and nine months ending September 30, 2006 and 2005. The increase was primarily a result of increased expenses related to the addition of staff to enhance relationship management and the expansion of a full service branch within the bank’s existing footprint in the town of Templeton. The Bank hired the four Templeton staff members in April and May to allow time for intense training. In addition, the Bank instituted two new executive positions, one in Human Resources and one in Marketing. The HR position was filled in June 2006. The Marketing executive began the oversight of the branding initiatives in late 2005. Both executives are seasoned professionals in the banking industry.

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

Provision for Income Taxes

The provision for income taxes was 35.3% and 38.5% of net pre-tax income for the three months ending September 30, 2006, and 2005, respectively. The provision for income taxes was 36.2% and 37.8% of net pre-tax income for the nine months ending September 30 2006, and 2005, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $488.5 million at December 31, 2005 compared to $532.4 million at September 30, 2006. This represents an increase of $43.9 million or approximately 9%.

Loans

The table below sets forth changes from December 31, 2005 to September 30, 2006 for the composition of the loan portfolio.

Major classifications of loans were:
	September 30,	December 30,
	2006	2005	$ Variance	% Variance
(in thousands)
Commercial, financial, and agricultural	$75,627	$60,050	15,577	25.94%
Real estate-construction/land	101,665	76,981	24,684	32.07%
Real estate - other	229,070	210,690	18,380	8.72%
Home equity lines of credit	11,777	14,398	(2,621)	-18.20%
Installment loans to individuals	5,660	5,620	40	0.71%
All other loans (including overdrafts)	867	394	473	120.05%
	424,666	368,133	56,533	15.36%

Less - deferred loan fees, net	(1,489)	(1,617)	128	-7.92%
Less - reserve for possible loan losses	(3,863)	(3,881)	18	-0.46%

Total loans	419,314	362,635	56,679	15.63%

Loans Held For Sale	$2,069	$3,392	(1,323)	-39.00%

The increase in commercial, financial and agricultural loans is attributed primarily to a $2.3 million new line of credit to a winery, a $5 million line of credit to a financial services company, an $8 million line of credit to a title company that is collateralized by marketable securities, a $1.9 million agriculture property loan, $3.4 million to acquire 3 restaurants and several other new $.5 to $1 million business credit lines to medical groups, contractors and others.

The increase in real estate-construction and land loans can be attributed to several large new construction projects and the funding of existing construction projects. New loans include a strip center for $4.0 million, a $6.7 million medical office complex, an office complex for $1.7 million, an office building for $1.2 million, a $1.2 million hotel site land loan, a spec residence for $1.6 million, an apartment construction loan increase of $1.8 million, a meat processing facility for $1.2 million, a 4 home development for $2.2 million, a spec residence for $1.2 million, 4 loans on land for tract development of $2.4, $1.3, $1.2 & $1.2 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 25 years with 10 to 15 year maturities.

The increase in real estate-mortgage loans is attributed to several new loans including a hotel for $5.4 million, a theatre complex for $7.3 million, restaurant properties for $2.6 million, a medical office for $1 million, a gas station for $2 million, an auto dealership for $1.2 million, a RV park for $1.2 million, an office building for $1.0 million and several smaller real estate loans. During the period, numerous loans were also refinanced and paid off through out of area lenders and mortgage brokers.

The Bank presently has a concentration of loans in construction/land in the amount of $101.7 million which represents 188% of the Bank’s Total Risk Based capital. Of this, 57% are owner occupied thus the concentration is 131% net of owner occupied. Un-disbursed commitments total $48.6 million which combined with disbursed represent 278.6% of the Bank’s Total Risk based Capital with 86% owner occupied. At September 30, 2006 there were 85 construction loans with outstanding balances and remaining commitments of approximately $76.6 million and $48.6 million, respectively. The single largest construction loan, an office complex in San Luis Obispo, has a commitment amount of approximately $10.7 million with a balance of approximately $3.9 million at September 30, 2006. A portion of the project has been sold with a $5.1 million principal reduction. At September 30, 2006, there were 61 land loans with balances of approximately $25.0 million. The single largest land loan accounts for approximately $1.6 million of the total and is for a mixed use development. While these loans may be considered somewhat riskier than certain other real estate loans, the construction/land loans are spread throughout the Company’s market area and have consistently performed in a satisfactory manner.

Single family residence construction loans represent 15.48% of the total construction and land loan commitments. Land loans account for 17.61%, tract for .22%, multiple family income properties for 11.04%, owner occupied commercial for 31.06% and non-owner occupied commercial properties for 24.60%.

Hotel loans disbursed are not considered to be a concentration with balances of $41.9 million which represents 78% of the Bank’s Total Risk Based Capital. However, there are several hotel construction loans that increase total outstanding to $58.6 million and total commitments to $62.4 million which represents a concentration at 115.54% of the Bank’s Total Risk Based Capital. At September 30, 2006, there were 34 motel loans. The single largest loan has a commitment of approximately $6.3 million, was made to a nationally known chain and is located in Paso Robles, California. The hotel loans are also made to clients throughout the Company’s markets. These loans have also typically paid as agreed.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for the expansion of an assisted living facility in San Luis Obispo. Approximately $6.6 million of the funds were deposited with the Bank with $.8 million remaining at September 30, 2006. These funds are being used for capital improvements to the assisted living facility. The project is complete and lease-up is under way. The letter of credit will expire in September 2007.

Construction loan demand for both single family and commercial real estate moderated during the first quarter of 2006 and then increased during the second and third quarters. Increased interest rates and construction costs impacted commercial real estate activity. Home sales have slowed with builders beginning to offer additional buyer incentives and lower prices. The area still remains desirable with prices considerably lower than the major metropolitan areas to the Company’s North and South. Reasonable mortgage rates and financing options such as interest only mortgages and 40 year loans have kept many in the market. The continued availability of land for subdivision use also continued to drive the market in the North San Luis Obispo County and Santa Maria markets. Builders are moving to the more rural communities in order to construct more affordable homes.

Business properties are also in demand with low vacancies and competitive but increasing loan rates. Commercial property values and rental rates increased substantially during 2005 and have slowed somewhat thus far in 2006. Investors, many seeking exchange properties, continue to seek properties in the Company’s market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate (the rate at which a stream of future cash flows is discounted to find the present value) ranges over the last three years are: 2003- 7.0% to 8.0%, 2004- 6.5% to 7.5% and 2005- 5.5% to 6.5%. Commercial properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank expects to experience continued growth in commercial real estate loans during 2006. Interest rate margins are expected to decrease somewhat do to competitive pressures and increasing cost of funds.

Loans held for sale consist of mortgage originations that have already been sold pursuant to Correspondent Mortgage Loan Agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At September 30, 2006, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank’s provision for loan losses was $180 thousand for the three months ended September 30, 2006 compared to $170 thousand for the same period in 2005. The provision amount is based on the Bank’s monthly allowance for loan losses calculation including current plans for recovery collection.

The Bank has a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Payments that are received may also be applied to reduce the principal balance. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least nine months of sustained repayment performance since the loan was placed on non-accrual.

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

During the second quarter of 2006, the Bank recognized a $500,000 write down on a single account receivable loan. The bank has identified this as not indicative of a deterioration of overall loan quality. Management believes that the allowance for credit losses at September 30, 2006 is adequate based on information currently available.

Loans on non-accrual status totaled $54 thousand and $183 thousand at December 31, 2005 and September 30, 2006, respectively. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Loans on non-accrual consist of six loans most of which are related to commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $87 thousand and $47 thousand for the period ended December 31, 2005 and September 30, 2006, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. Non-performing loans totaled $52 thousand at December 31, 2005 and $183 thousand at September 30, 2006. There were no loans past due 90 days or more and still accruing interest at September 30, 2006.

Non-performing loans were 0.01% and 0.04% of total assets as of December 31, 2005 and September 30, 2006, respectively. The allowance for loan loss to non-performing loans was 74.3x and 21.2x at December 31, 2005 and September 30, 2006, respectively.

Total Cash and Due from Banks

Total cash and due from banks were $18.3 million and $18.0 million at December 31, 2005 and September 30, 2006, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth changes from December 31, 2005 to September 30, 2006 for the composition of other earning assets. Investments available-for-sale decreased due to cash flow on Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO). Overnight liquidity in the form of Federal Funds Sold decreased due to loan demand outpacing deposit growth.

COMPOSITION OF OTHER EARNING ASSETS

	September 30,	December 31,
	2006	2005	$ Variance	% Variance
(in thousands)
Federal Home Loan Bank, and other stock	$1,955	$1,885	$70	3.71%

Available-for-Sale Investments	40,294	44,402	$(4,108)	-9.25%

Federal Funds Sold	14,195	26,280	$(12,085)	-45.99%

Interest Bearing Deposits other fin inst.	318	298	20	6.71%

Total Other Earning Assets	$56,762	$72,865	$(16,103)	-22.10%

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2005, net unrealized losses in the portfolio were $158 thousand compared to a net unrealized gain of $183 thousand at September 30, 2006. This change in market value was driven by the slope of the yield curve becoming more inverted with long term rates, the 30-Year T-Bill as much as 26bp lower than the 6 month T-Bill at September 30, 2006. The portfolio decreased in size due to principle reductions on MBS and CMOs.

At September 30, 2006, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of US government agencies and corporations and mortgaged backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2005 to September 30, 2006 for the composition of deposit categories.

					% of Total
	September 30,	December 31,			Deposits
(in thousands)	2006	2005	$ Variance	% Variance	30-Sep-06
Deposits:
Demand, non-interest bearing	$157,180	$164,014	(6,834)	-4.17%	36.5%
Interest bearing demand	46,100	50,598	(4,498)	-8.89%	10.7%
Savings	24,755	29,386	(4,631)	-15.76%	5.8%
Money market	81,178	90,122	(8,944)	-9.92%	18.9%
Time deposits of $100 or more	31,782	17,414	14,368	82.51%	7.4%
Time deposits under $100	89,277	66,263	23,014	34.73%	20.7%
Total deposits	$430,272	$417,797	$12,475	2.99%	100%

Acquisition of core, low cost deposits has become the single biggest challenge facing the Company. Still, the Company has been able to increase deposits due to a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area. A shift to higher balances in time deposits is the result of fierce competition for deposits coupled with funding requirements for loans.

For the Company, at September 30, 2006, non-interest bearing demand deposits provide 37% of total deposits compared to 39% at December 31, 2005. At December 31, 2005 and September 30, 2006, the Bank had three deposit relationships that it considers to be volatile. These deposits are held by three customers of the Bank that engage in mortgage related activities. As a percentage of total deposits, these accounts represented 12.5% or $52.2 million at December 31, 2005 compared to 10.1% or $43.6 million at September 30, 2006. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100 thousand, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $398.5 million represented 92.6% of total deposits at September 30, 2006. The Company does not purchase funds through deposit brokers.

In October 2005, the Company renewed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. At September 30, 2006, the Company had a zero balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At September 30, 2006, the interest rate on the note was 8.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At September 30, 2006, the Bank had borrowings with the FHLB of $40.0 million collateralized by loans. The table below sets forth the various advances:

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$ 10,000	5.39	Variable- Daily	28-Sep-07
$ 10,000	5.44	Fixed	26-Feb-07
$ 10,000	5.50	Fixed	25-Jul-07
$ 10,000	5.28	Fixed	24-Nov-06

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

At September 30, 2006, the Bank has a remaining borrowing capacity with existing collateral of approximately $57.6 million and $9.7 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $3.8 million in securities sold under repurchase agreements at December 31, 2005 compared to $1.2 million at September 30, 2006.

Capital

The Company's total stockholders equity was $44.8 million at December 31, 2005 compared to $48.4 million at September 30, 2006. The increase in capital was due to net income of $5.0 million, stock options exercised in the amount of $559 thousand, the capital impact of stock options expense of $83 thousand, $2.1 million paid for a cash dividend, $249 thousand paid to repurchase the Company’s stock and an increase in accumulated other comprehensive income of $269 thousand.

On October 20, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on November 17, 2006 to shareholders of record on November 3, 2006. In addition, the Board of Directors adopted a resolution to increase the number of shares to 100,000 for the repurchase plan that was adopted in July 2006. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions. During the three months ending September 30, 2006, 15,000 shares of the Company’s stock was repurchased.

On July 21, 2006, the Board of Directors declared a quarterly cash dividend of $.08 to be paid on August 25, 2006 to shareholders of record on August 11, 2006. In addition, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of Company stock. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions. Under this program, during the third quarter of 2006, the Company purchased 15,000 shares at an average price of $16.56 per share.

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

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 8.99% as of September 30, 2006. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 thousand in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

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

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. At September 30, 2006, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

At September 30, 2006, the Company had sufficient cash to service the existing $8.2 million in junior subordinated debenture interest payments for approximately two quarters without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $5.4 million at September 30, 2006.

It is widely known in the banking and investment community that pricing on these debt securities has changed dramatically since the Company issued $8 million in 2002. As the market’s appetite for these debt securities grew from 2002 through 2005, pricing eased as well as costs associated with the transactions. With the opportunity to call the existing debt securities in April 2007 and given the fact that pricing has been tightening since late 2005 due to the significant amount of debt securities that are becoming callable, the Company has determined that early in the fourth quarter of 2006, it will issue an additional $8 million in debt securities. The cost of the debt, net of income generated on the proceeds is estimated to have less than a $.01 impact to EPS for the remainder of 2006. It is anticipated that the cost for the newly issued debt securities will be approximately 200bp less than those issued in 2002. Management will review whether to use these proceeds to eliminate or reduce the existing debt securities in April 2007. Costs in the amount of $282 thousand that were associated with the original issuance were amortized to the call date of April 2007 thereby eliminating any write-down if the securities are called. The cost associated with the potential new issue of debt securities is anticipated to be less than $15 thousand. To this end, on October 27, 2006, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on January 1, 2037. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.72% for an effective rate of 7.10% as of September 30, 2006. The debt securities can be called at any time commencing on January 1, 2012, at par. The Company also purchased a 3% minority interest totaling $248 thousand in Heritage Oaks Capital Trust II. The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatorily redeemable preferred securities and is included in other assets.

The Company intends to use the proceeds of the sale of the Trust Preferred Securities for general corporate purposes which may include investment in the Bank, acquisitions, investments, payment of dividends and repurchased of our outstanding common stock.

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

Summarized below are the Company’s and the Bank’s capital ratios at September 30, 2006.

	Regulatory Standard
	Adequately	Well	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	9.86%	9.94%

Tier One Risk Based Captial Ratio	4.00%	6.00%	10.35%	10.27%

Total Risk Based Captial Ratio	8.00%	10.00%	11.18%	11.10%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $13.4 million. At September 30, 2006, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of approximately $67 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At September 30, 2006, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 11.6% compared to 16.1% at December 31, 2005. The ratio of net loans to deposits, another key liquidity ratio, was 97.5% at September 30, 2006 compared to 86.8% at December 31, 2005

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation during the four-year period ended September 30, 2006 has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates creating in the decreasing rate environment a narrowing of the net interest margin and in the increasing rate environment for the past two years, a widening of the net interest margin. However, inflation has not been a factor in the customer’s ability to repay debt.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2006 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable at this time.

(dollars in thousands)

	Shock Rate Scenarios
	-200bp	-100bp	Base	+100bp	+200bp
Net Interest
Income (NII)	$24,954	$26,053	$27,221	$28,239	$29,264

$ Change from Base	$(2,267)	$(1,168)	$-	$1,018	$2,043

% Change from Base	-8.33%	-4.29%	0.00%	3.74%	7.50%

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

(dollars in thousands)

		% of
Loans	Balance	Total
Variable-Daily	$182,855	43%
Variable Other than Daily	192,068	45%
Fixed	49,743	12%
Total Gross Loans	$424,666	100%

Total Gross Loans		% of
Re-Pricing	Balance	Total
< 1 Year	$260,095	61%
1-3 Years	98,298	23%
3-5 Years	51,716	12%
> 5 Years	14,557	4%
	$424,666	100%

The table above identifies approximately 43% of the loan portfolio that will re-price immediately in a changing rate environment.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

On July 21, 2006, the Company adopted a one year stock repurchase program in the initial amount of 40,000 shares. In October 2006, the Company approved an increase in the stock repurchase program to a total of 100,000 shares. Under the publicly announced stock repurchase program, the Company has been acquiring our common stock shares in the open market from time to time.

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended September 30, 2006.

			Total Number of Shares
			that may yet be
	Total Number	Average	Purchased Under the
	of Shares	Price Paid	Publicly Announced
Period	Purchased	Per Share	Plan
July 1 - 31, 2006	N/A	N/A	40,000
August 1 - 31, 2006	15,000	$16.56	25,000
September 1 - 30, 2006	-	$-	25,000
Total	15,000	$16.56	85,000	(1)

1)	Includeds the additional 60,000 shares added to the repurchase plan in October 2006.

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

DATE: November 3, 2006

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