Form 10-K
period 2006-12-31
HERITAGE OAKS BANCORP
filed 2007-03-02
CIK 921547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________

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

Large Accelerated filer  ☐       Accelerated filer  ☒  Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2006 was $76.5 million. As of February 1, 2007, the Registrant had 6,377,997 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders.

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the war on terrorism and other factors referenced in this report, including in “Item 1A. Risk Factors.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. DESCRIPTION OF BUSINESS.

General

Heritage Oaks Bancorp (the "Company", “we” or “our”) is a California corporation organized in 1994 to act as the holding company of Heritage Oaks Bank (the “Bank"). In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust I”). The Trust I is a statutory business trust formed under the laws of the State of Delaware. The Trust I is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

In October 2006, the Company formed Heritage Oaks Capital Trust II (the “Trust II”). The Trust II is a statutory business trust formed under the laws of the State of Delaware. The Trust II is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary, nor to engage in such other permitted activities.

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

At December 31, 2006, the Company had approximately $542 million in consolidated assets, $439 million in net consolidated loans, $421 million in consolidated deposits, and $49 million in stockholders' equity.

The Bank is headquartered in Paso Robles, California with one branch office in Paso Robles, two branches in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, three branch offices in Santa Maria, one branch office in Atascadero, one branch office in Morro Bay, and one branch office in Templeton. The Bank conducts a commercial banking business in San Luis Obispo County and Northern Santa Barbara County, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. The Bank also offers installment note collection, issues cashier’s checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policies since inception have emphasized small business, commercial and retail banking. Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2006, these four categories accounted for approximately 19.1%, 1.3%, 23.8% and 55.8% respectively, of the Bank’s loan portfolio. As of December 31, 2006, $353.9 million or 79.5% of the Bank’s $445 million in gross loans consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development. Commercial and agricultural loans increased $24.9 million or 41.5% and other real estate loans or commercial loans secured by real estate increased $23.1 million or 10.3% between year-end 2005 and year-end 2006. See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. Management considers three account relationships with customers engaged in mortgage related businesses to be volatile deposit relationships. These deposit accounts, which are closely monitored by bank management, had combined balances of $44.1 million or 10.5% of total deposits at December 31, 2006 compared to $52.2 million or 12.5% of total deposits at December 31, 2005. Management and the Board of Directors of the Bank are aware that changes in mortgage market conditions have impacted these relationships during 2006. As of December 31, 2006, the Bank had approximately 23,891 deposit accounts consisting of non-interest bearing (“demand”), interest-bearing demand and money market accounts with balances totaling $275.7 million for an average balance per account of approximately $11.5 thousand; 9,608 savings accounts with balances totaling $23.4 million for an average balance per account of approximately $2.4 thousand; and 3,127 time certificate of deposit accounts with balances totaling $121.4 million, for an average balance per account of approximately $38.8 thousand.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income. For the year ended December 31, 2006, these sources comprised 82.0%, 6.0%, 5.9%, 1.3% and 4.8%, respectively, of the Company’s total operating income.

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

The Bank holds service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design, the “Oakley” design and “Deeply Rooted in Your Hometown.”

Employees

As of December 31, 2006, the Bank had 212 full-time equivalent employees. The Company has only two salaried employees. The Bank believes that its employee relations are positive.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services. The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled approximately 260,000 and 92,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Although on average the climate in our markets is generally very mild, we did experience a significant freeze in early 2007. This did not have a significant impact on our business. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Throughout the primary market area of the Company, the softening housing market of 2006 is expected to continue into 2007, though it is unknown just how long-lasting the slowdown might be. The number of homes sold in 2006 was 25% less than 2005, according to real estate research firm DataQuick.

Some economists predict housing prices will rise again next year based on the nontraditional nature of the market that includes buyers bringing in equity earned in other parts of the state. An economic forecast created for the county by University of California at Santa Barbara projects the median home price for 2007 to be up 2% from that in 2006. The 2008 median price is expected to rise by 5%.

Competition

Banking and the financial services business in California generally, and in the Company’s service area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers and the appearance of new banking organizations. The flattening and inverted yield curve environment during the past two years further drove competition as borrowers have expanded choices of maturities within attractive ranges of offered interest rates resulting in various borrower strategies based upon interest rate expectations including choosing longer term fixed rate loans over variable Prime-based loans.

In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 2006, the Bank’s legal lending limits to a single borrower and such borrower's related parties was approximately $9.3 million on an unsecured basis and approximately $15.5 million on a fully secured basis. These calculations are based on regulatory capital plus reserves of $62.1 million for the Bank.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The following table presents the amount of the capital ratios for the Company and the Bank and the minimum regulatory capital requirements as of December 31, 2006:
	Minimum Regulatory Capital Requirements	Heritage Oaks Bancorp	Heritage Oaks Bank

Leverage Ratio	4.00%	11.00%	9.89%
Tier I Risk Weighted	4.00%	11.51%	10.37%
Total Risk Based	8.00%	12.36%	11.21%

Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 2006.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2006, the subsidiary trusts had $16 million in trust preferred securities outstanding, of which $14.35 million qualify as Tier 1 capital.

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

Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor ($250,000 for certain retirement accounts) through the Deposit Insurance Fund (“DIF”) administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is not expected to result in a material impact on the Bank.

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

Financial Services Modernization Legislation

On November 12, 1999, the Gramm- Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Company has not sought “financial holding company” status and has no present plans to do so.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records and make rules to implement the Patriot Act. On March 9, 2006, the President signed the USA Patriot Improvement and Reauthorization Act, which extended and modified the original act. While we believe the Patriot Act, as amended and reauthorized, may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

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

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn't be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Company does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

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

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 79.5% of our loan portfolio. A decline in current economic conditions, a decline in the local housing market, such as the one we are experiencing currently, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We also have a concentration in higher risk commercial real estate loans.

We also have a high concentration in commercial real estate or CRE loans. CRE loans as defined by final guidance issued by Bank regulators is defined as construction, land development, other land loans, loans secured by multifamily (5 or more) residential properties, and loans secured by non-farm nonresidential properties. Following this definition, approximately 71.8% of our lending portfolio can be classified as CRE lending. CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

In addition, federal banking regulators recently issued final guidance regarding commercial real estate lending. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio. If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.

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

Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

•	Inability to control non-interest expense, including, but not limited to, rising employee, regulatory compliance, and healthcare costs;

•	Inability to increase non-interest income; and

•	Continuing ability to expand, through de novo branching or finding acquisition targets at valuation levels we find attractive.

Economic conditions in the Central Coast of California area could adversely affect our operations and/or cause us to sustain losses.

Our retail and commercial banking operations are concentrated primarily in San Luis Obispo and Santa Barbara Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes is appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock.

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

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. For example, operating expenses of approximately $161 thousand were attributable to compliance with the Sarbanes-Oxley Act provisions in the year ended December 31, 2006. We anticipate that continued compliance with, among other regulatory provisions, The Sarbanes-Oxley Act will impact future operating expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTIES.

The company’s headquarters is located at 545 12th Street in Paso Robles, California. It is an office owned and occupied solely by the bank. Additionally, the company owns and occupies a three story administrative facility from where all administrative functions are based. This facility is located at 1222 Vine Street in Paso Robles, California. The company also occupies 11 branches within the counties of San Luis Obispo and Santa Barbara. The bank currently owns 5 of the 12 branches that it occupies and leases the remaining 7 branches from various unaffiliated parties for an approximate aggregate amount of $67,704 per month. Additionally, the company subleases part or all of 3 branches to unaffiliated parties. The income associated with these subleases is approximately $16,450 per month.

The Company believes its facilities are adequate for its present needs. The Company believes that the insurance coverage on all properties is adequate. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “HEOP.”

The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2005.

	Closing Prices
Quarter Ended 2006	High	Low
December 31,	$19.06	$16.36
September 30,	17.00	15.87
June 30,	19.53	16.50
March 31,	22.90	18.32

	Closing Prices
Quarter Ended 2005	High	Low
December 31,	$21.40	$16.67
September 30,	17.00	14.33
June 30,	15.00	13.08
March 31,	15.23	12.79

Prices listed above have been adjusted to reflect all stock dividend and split activity.

Holders

As of February 1, 2006, there were approximately 1,815 holders of the Company's Common Stock. There are no other classes of equity securities outstanding.

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

Under these provisions, the amount available for distribution from the Bank to the Company was approximately $15.2 million at December 31, 2006.

The following table outlines stock dividend and stock split activity since 2000:

Stock Dividend Percentage	Record Date

5%	April 3, 2000

5%	March 16, 2001

5%	March 8, 2002

2 for 1 Split	August 2, 2002

5%	March 14, 2003

5%	April 9, 2004

5%	April 8, 2005

3 for 2 Split	November, 10 2005

Cash Dividends

On April 21, 2006, the Board of Directors of Heritage Oaks Bancorp, declared a special $0.25 cents per-share dividend for all shareholders of record on May 8, 2006, payable on May 19, 2006.

On July 21, 2006, the Board of Directors of Heritage Oaks Bancorp, declared the company’s first quarterly cash dividend of $0.08 cents per-share for all shareholders of record on August 11, 2006, payable on August 25, 2006.

On October 20, 2006, the Board of Directors of Heritage Oaks Bancorp, the Board declared an $0.08 per-share quarterly cash dividend for all shareholders of record on November 3, 2006, payable on November 17, 2006.

Whether or not dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

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

The following table summarizes information as of December 31, 2006 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Plan Category	Plan Year	Number of securities to be issued upon exercise of outstanding options, warrants of rights		Weighted average exercise price of outstanding options, warrants of rights		Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1990 1997 2005	3,136 433,434 66,050	[2]	$ $ $	2.55 5.45 0.00	-0- -0- 568,513	[1]

Equity compensation plans not approved by security holders		N/A			N/A	N/A

Total		502,620			$5.42	568,513

1 No further grants may be made from the 1997 Stock Option Plan.

2 The awards reflected in the table from the 2005 Plan were in the form of restricted stock grants. Restrictions lapse completely on the fifth anniversary date from issuance.

Purchases of Equity Securities

On July 21, 2006, the Company adopted a one year stock repurchase program in the initial amount of 40,000 shares and an expiration date of July 21, 2007. The repurchase program seeks to reduce the number of outstanding shares resulting in an improvement to the Company’s earnings per share and to its return on equity. In October 2006, the Company approved an increase in the stock repurchase program to a total of 100,000 shares. The total number of shares repurchased in 2006 was 40,000. The average price per share paid during 2006 was $17.96. All of these shares were purchased at current market prices on the date of transaction in compliance with the SEC rules. As of December 31, 2006, the Company could repurchase up to an additional 60,000 shares under the July 2006 authorization.

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended December 31st, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Remaining Shares That May be Purchased Under the Authorization
September 2006	—	—	25,000
October 2006	—	—	85,000	1)
November 2006	10,000	$18.90	75,000
December 2006	15,000	$18.72	60,000
Fourth Quarter 2006 Totals	25,000	$18.79	60,000

1) Includes the additional 60,000 shares added to the plan in October 2006

ITEM 6. SELECTED FINANCIAL DATA.

The table below provides selected financial data that highlights the Company’s performance results for the five years ended December 31, 2006, 2005, 2004, 2003 and 2002.

Selected Financial Data

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share and ratio data)
Results of Operations
Total Interest Income	$36,372	$30,175	$23,313	$18,174	$16,035
Total Interest Expense	9,316	5,016	3,361	3,463	3,491
Net Interest Income	27,056	25,159	19,952	14,711	12,544
Provision for Possible Loan Losses	600	710	410	370	545
Net Interest Income after Provision
for Possible Loan Losses	26,456	24,449	19,542	14,341	11,999
Total Non-Interest Income	4,952	5,009	4,999	3,797	3,463
Total Non-Interest Expenses	20,955	18,718	17,198	12,425	11,074
Income Before Income Tax Provision	10,453	10,740	7,343	5,713	4,388
Provision for Income Taxes	3,791	4,103	2,759	2,117	1,649
Net Income	$6,662	$6,637	$4,584	$3,596	$2,739

Earnings Per Share
Basic:	$1.05	$1.08	$0.77	$0.71	$0.57
Diluted:	$1.01	$1.01	$0.71	$0.67	$0.52

Financial Condition
Total Assets	$541,774	$488,501	$448,012	$441,948	$337,511
Net Loans	$439,277	$362,635	$334,964	$274,051	$187,311
Deposits	$420,521	$417,797	$370,441	$366,439	$264,178
Shareholder's Equity	$49,472	$44,845	$37,250	$32,288	$19,813

Selected Financial Ratios
Return on Average Assets	1.32%	1.38%	1.02%	1.05%	0.98%
Return on Average Equity	14.10%	16.06%	13.15%	15.52%	15.56%
Return on Average Tangible Equity	16.22%	19.11%	16.61%	16.39%	15.56%
Average Equity to Average Assets	9.37%	8.61%	7.79%	6.76%	6.33%
Efficiency Ratio [1]	65.47%	62.04%	68.93%	67.13%	69.18%
Dividend Payout Ratio	39.05%	-	-	-	-

1 The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2006. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Executive Summary

Both changes in short term interest rates as well as changes to the shape of the yield curve influence the Company and its markets. Generally, in 2006 increases in longer term interest rates were not commensurate with the rise in short term interest rates that has occurred since June 2004 resulting in smaller differentials between long and short term interest rates. This effect first created a flattening yield curve that has since become inverted, that is to say, short term rates are higher than long term rates. The effects of the inverted yield curve can be wide ranging, but generally, it has been credited for slowing the housing market and economy.

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

Beginning in January 2001 and continuing through July 2003, actions by the Federal Reserve Bank (the “FRB”) to cut target interest rates resulted in the Prime Rate being reduced from 9.50% to 4.00%. Beginning in June 2004 through December 2006, the FRB increased the Prime Rate from 4.00% to 8.25%.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the years 2006, 2005 and 2004 reflect the impact of changes in short term rates as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods.

During 2006, the steady increase in the Prime Rate was the primary driver of the Company’s 16 basis point increase in net interest margin, from 5.78% to 5.94% compared to a 68 basis point increase during 2005 and a 28 basis point increase for 2004. The declining increase, year over year, in the net interest margin is primarily due to disintermediation and the migration of lower cost deposits to higher yielding alternative deposits and the need to use borrowed funds, which typically are a more costly source of funding than deposits.

In 2006 earnings were influenced by loan growth increasing net interest income, however, net income remained relatively unchanged year over year due to a significant rise in interest expense coupled with higher operating expenses.

At the end of 2005 the Company began a branding initiative which included an extensive assessment, both internally and externally of all bank delivery channels. Recommended actions were incorporated into a comprehensive Marketing Strategic Plan which is currently in process of implementation. The increase in non-interest expense has been primarily the result of expenses related to the branding project, the addition of staff including the EVP / Human Resources and EVP/Product Delivery and full service branch expansion within the bank’s existing footprint in the town of Templeton. The Company has invested significant resources in these new initiatives throughout 2006 in an effort to improve our service delivery and image and expect to continue the investment in 2007 with the expectation of returns on these investments adding to shareholder value.

Results of Operations

The Company reported net income of $6.7 million for the year ended December 31, 2006 compared to $6.6 million and $4.6 million for the years 2005 and 2004 respectively. This represents a nominal increase for 2006 over 2005 and 45% for 2005 over 2004. Basic earnings per share were $1.05, $1.08 and $0.77 at December 31, 2006, 2005 and 2004, respectively. Diluted earnings per share were $1.01, $1.01 and $0.71 at December 31, 2006, 2005 and 2004, respectively. The earnings were mostly unchanged in 2006 primarily due to an increase in interest expense on interest bearing accounts and borrowed funds along with an increase in salary and employee expenses. The increase in earnings for 2005 over 2004 was primarily attributable to an interest rate environment favorable to the Company’s asset-sensitive balance sheet.

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

The table below sets forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2006, 2005 and 2004. The average balance of non-accruing loans has been included in loan totals.

AVERAGE BALANCE SHEET INFORMATION

(dollars in thousands)	For the year ending December 31,
		2006			2005			2004
	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.	Avg.	Yield/	Amt.
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Interest Earning Assets:
Interest bearing deposits with other banks	$2,267	6.66%	$151	$1,149	4.44%	$51	$2,154	1.90%	$41
Investment securities taxable	25,503	4.25%	1,083	38,499	3.81%	1,465	49,178	3.76%	1,849
Investment securities non-taxable	16,319	4.30%	702	13,701	4.33%	593	11,511	4.40%	506
Federal funds sold	11,179	4.82%	539	19,529	3.42%	667	24,287	1.24%	302
Loans (1) (2)	400,229	8.47%	33,897	362,735	7.55%	27,399	304,402	6.77%	20,615
Total interest earning assets	455,497	7.99%	36,372	435,613	6.93%	30,175	391,532	5.95%	23,313

Allowance for possible loan losses	(3,931)			(3,577)			(3,158)
Other assets	52,311			48,168			59,054
TOTAL ASSETS	$503,877			$480,204			$447,428
Interest -bearing liabilities:
Savings/NOW/money market	160,841	1.55%	2,497	167,223	1.01%	1,695	158,291	0.44%	699
Time deposits	106,342	4.21%	4,472	65,128	2.74%	1,784	69,715	1.54%	1,071
Other borrowings	27,854	5.21%	1,452	27,966	3.41%	954	31,023	3.72%	1,155
FF Purchased	1,020	5.49%	56	-	-	-	-	-	-
Long Term Debt	9,694	8.65%	839	8,248	7.07%	583	8,248	5.29%	436
Total interest-bearing liabilities	305,751	3.05%	9,316	268,565	1.87%	5,016	267,277	1.26%	3,361
Demand deposits	146,458			166,780			142,796
Other liabilities	4,432			3,519			2,501
Stockholders' equity
Common stock	29,367			28,049			23,071
Retained earnings	18,003			13,268			11,510
Valuation Allowance Investments	(134)			23			273
Total stockholders' equity	47,236			41,340			34,854
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$503,877			$480,204			$447,428

Net Interest Income			$27,056			$25,159			$19,952
Net Interest Margin (3)		5.94%			5.78%			5.10%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $1,275, $1,044 and $1,021, for 2006, 2005 and 2004, respectively have been included in the interest income computation.

(3) Net interest income has been calculated by dividing the net interest income by total average earning assets.

The following table provides a summary of the changes in interest income and interest expense related to changes in interest rates and volume for the years ended December 31, 2006, 2005, 2004.

RATE/VOLUME ANALYSIS

	2006			2005			2004
	Average	Average		Average	Average		Average	Average
Increase (decrease) in:	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total	Bal/Vol	Rate	Total

Interest income:
Loans (1)	$986	$5,512	$6,498	$5,104	$1,680	$6,784	$5,293	$(608)	$4,685
Investment securities taxable	(537)	155	(382)	(401)	17	(384)	242	108	350
Investment securities non-taxable (2):	172	(7)	165	147	(15)	132	94	(15)	79
Taxable equivalent adjustment (2):	(58)	2	(56)	(50)	5	(45)	(32)	5	(27)
Interest-bearing deposits	172	(21)	151	(19)	29	10	29	(1)	28
Federal funds sold	(333)	154	(179)	(59)	424	365	(14)	38	24
Total	401	5,796	6,197	4,722	2,140	6,862	5,612	(473)	5,139

Interest expense:
Savings, now, money market	(67)	869	802	39	957	996	216	(142)	74
Time deposits	5,080	(2,392)	2,688	(70)	783	713	414	(469)	(55)
Other borrowings	(4)	502	498	(3)	(198)	(201)	(15)	(117)	(132)
FF Purchased	56	-	56	-	-	-	-	-	-
Long term borrowings	17	239	256	-	147	147	13	(2)	11
Total	5,082	(782)	4,300	(34)	1,689	1,655	628	(730)	(102)

Increase (decrease) in net
Interest income	$(4,682)	$6,578	$1,897	$4,756	$451	$5,207	$4,984	$257	$5,241

(1) Loan fees of $1,275, $1,440 and $1,021, for 2006, 2005 and 2004, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

During 2006 there was a $6.2 million increase in interest income and a $4.3 million increase in interest expense compared to 2005. The resulting $1.9 million increase in net interest income was the result of a number of dynamics affecting both average balance and interest rate considerations. The Company experienced an increase in its average earning assets outstanding of $19.9 million. This increase was primarily attributable to the net increase in average loans, which were up by $37.5 million. The increase in loans was partially offset by decreases in average federal funds sold of $8.4 million and taxable investment securities of $13 million. Average interest bearing liabilities increased by $37.2 million while non-interest bearing demand deposits decreased by $20.3 million during this period. In addition, earning asset yields were approximately 106 basis points higher in 2006 compared to 2005 while the cost of interest bearing liabilities increased by 118 basis points.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2006 balances indicate that the net interest income at risk over a one year time horizon from a 1.0% and 2.0% upward and downward rate movement are within the Company’s policy guidelines for such changes. See, “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”

The tables below set forth changes from 2005 to 2006 for average interest earning assets and their respective average yields.

	Average Balance				Average Yield
	for the year ending				for the year ending
(dollars in thousands)	31-Dec		$	%	31-Dec
Interest Earning Assets:	2006	2005	Variance	Variance	2006	2005	Variance
Time deposits with other banks	$2,267	$1,149	$1,118	97.30%	6.66%	4.44%	2.22%
Investment securities taxable	25,503	38,499	(12,996)	-33.76%	4.25%	3.81%	0.44%
Investment securities non-taxable	16,319	13,701	2,618	19.11%	4.30%	4.33%	-0.03%
Federal funds sold	11,179	19,529	(8,350)	-42.76%	4.82%	3.42%	1.40%
Loans (1) (2)	400,229	362,735	37,494	10.34%	8.47%	7.55%	0.92%

Total interest earning assets	$455,497	$435,613	$19,884	4.56%	7.99%	6.93%	1.06%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $1,275, $1,440 and $1,021, for 2006, 2005 and 2004, respectively have been included in the interest income computation.

The tables below sets forth changes from 2005 to 2006 for average interest bearing liabilities and their respective average rates paid.

	Average Balance				Average Rate
	for the year ending				for the year ending
(dollars in thousands)	31-Dec		$	%	31-Dec
Interest bearing liabilities:	2006	2005	Variance	Variance	2006	2005	Variance
Savings/NOW/money market	$160,841	$167,223	$(6,382)	-3.82%	1.55%	1.01%	0.54%
Time deposits	106,342	65,128	41,214	63.28%	4.21%	2.74%	1.47%
Other borrowings (1) (2)	27,854	27,966	(112)	-0.40%	5.21%	3.41%	1.80%
FF Purchased	1,020	-	1,020	0.00%	5.49%	0.00%	5.49%
Long Term Debt	9,694	8,248	1,446	17.53%	8.65%	7.07%	1.58%

Total interest-bearing liabilities	$305,751	$268,565	$37,186	13.85%	3.05%	1.87%	1.18%

(1) Consists of FHLB Borrowings of $25,973 and Repurchase Agreements of $1,881

(2) Average Rate Paid of 5.25% on FHLB Borrowings and 4.63% on Repurchase Agreements

Non-Interest Income

The table below sets forth changes from 2005 to 2006 and 2004 to 2005 for non-interest income exclusive of gains on sale of securities, SBA loans and premises.

Non-Interest Income Components

	For the Year Ended
	December 31,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Service Charges on Deposit Accounts	$2,427	$2,430	$(3)	-0.1%
ATM/Debit Card Transaction/Interchange Fees	711	629	82	13.0%
Bancard	122	160	(38)	-23.8%
Mortgage Origination Fees	552	897	(345)	-38.5%
Earnings on Cash Surrender Value Life Ins	393	323	70	21.7%
Other	737	482	255	52.9%
TOTAL	$4,942	$4,921	$21	0.4%

	For the Year Ended
	December 31,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Service Charges on Deposit Accounts	$2,430	$2,173	$257	11.8%
ATM/Debit Card Transaction/Interchange Fees	629	583	46	7.9%
Bancard	160	116	44	37.9%
Mortgage Origination Fees	897	602	295	49.0%
Earnings on Cash Surrender Value Life Ins	323	294	29	9.9%
Other	482	446	36	8.1%
TOTAL	$4,921	$4,214	$707	16.8%

For 2006 compared to 2005, total non interest income remained relatively unchanged seeing a year over year increase of only 0.4%.

Mortgage Origination Fees decreased in 2006 in comparison to 2005 due primarily to a decrease in mortgage volumes as a result of increasing interest rates and a leveling of property values in the region. Management is very aware that the revenue generated by this line of business is impacted by rate volatility and that if rates continue to rise or the availability of credit is diminished, then mortgage volumes at the Company could decline and impact the level of mortgage origination fee income. To mitigate material decreases in net revenue from this line of business, Management has taken steps to ensure that fixed costs are minimal due to commission based remuneration.

For 2005 compared to 2004, increases in Service Charges on Deposit Accounts were generally commensurate with and primarily due to deposit growth.

Mortgage Origination Fees increased in 2005 in comparison to 2004 due primarily to increased mortgage volumes as a result of decreasing interest rates and the availability of credit to mortgage consumers.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2006, 2005, and 2004.

Non-Interest Expense Components

	For the Year Ended
	December 31,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Salaries and Employee Benefits	$11,573	$9,746	$1,827	18.7%
Occupany and Equipment	2,607	2,491	116	4.7%
Data Processing	2,138	2,200	(62)	-2.8%
Advertising and promotional	851	582	269	46.2%
Regulatory fees	112	106	6	5.7%
Other professional fees and outside services	1,207	802	405	50.5%
Legal fees and other litigation expense	154	122	32	26.2%
Loan Department Costs	147	182	(35)	-19.2%
Stationery and supplies	327	311	16	5.1%
Director fees	290	247	43	17.4%
Core Deposit Intangible Amortization	300	573	(273)	-47.6%
Other	1,249	1,356	(107)	-7.9%
	$20,955	$18,718	$2,237	12.0%

	For the Year Ended
	December 31,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Salaries and Employee Benefits	$9,746	$8,457	$1,289	15.2%
Occupany and Equipment	2,491	2,570	(79)	-3.1%
Data Processing	2,200	2,570	(370)	-14.4%
Advertising and promotional	582	515	67	13.0%
Regulatory fees	106	114	(8)	-7.0%
Other professional fees and outside services	802	530	272	51.3%
Legal fees and other litigation expense	122	76	46	60.5%
Loan Department Costs	182	181	1	0.6%
Stationery and supplies	311	374	(63)	-16.8%
Director fees	247	179	68	38.0%
Core Deposit Intangible Amortization	573	421	152	36.1%
Other	1,356	1,211	145	12.0%
	$18,718	$17,198	$1,520	8.8%

Salary/Related Expense

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category during both 2006 and 2005. For the year ended December 31, 2006, the primary sources of the increase in this category were salaries and higher group insurance costs. These increases are due in part to expansion of our Executive Management team contributing to higher officer salaries and also an increase in full and part time employee salaries all related directly to the growth and profitability of the bank. Full time equivalent (FTE) employees increased from 170 at December 31, 2004 to 186 at December 31, 2005 and to 212 at December 31, 2006.

The bonus accrual for 2006 was approximately 40% less in 2006 compared to 2005. Bonus and commissions expense increases during 2004 and 2005 were influenced by the Company’s commitment to incentive based pay. Management believes that incentive based pay is a significant part of the Company’s corporate culture and has served to help provide above average return to shareholders. All employees participate either on a monthly, quarterly or annual basis.

Group insurance costs increased by approximately $223 thousand in 2006 and $160 thousand in 2005. The Company has made efforts to contain these costs while at the same time ensuring that employees receive appropriate and fair consideration.

Occupancy and Equipment

Occupancy and equipment expense increased in 2006 due to branch expansion in the town of Templeton and the completion of the administrative building that has been under construction since late 2004. The Company was able to eliminate two leased facilities and consolidate administrative operations in the new structure that was occupied in June 2006.

Occupancy and equipment expense decreased $78 thousand in 2005 compared to 2004. In July 2005 the Company entered into a sale-leaseback transaction of its branch office in the city of Atascadero. The sale price was $900 thousand and resulted in a gain to the Company of approximately $283 thousand which will be amortized into income over the term of the leaseback. While this transaction increases occupancy expense, the net income statement effect of the sale-leaseback will be a reduction in the net monthly cost of operating the branch.

Data Processing Expense

Data processing expense remained relatively unchanged between 2005 and 2006 seeing a slight 2.8% decrease year over year. Data processing expense declined $370 thousand in 2005 compared to 2004. The primary cause of the decline was $540 thousand of non-recurring expenses in 2004 related to the March 2005 final conversion of Hacienda’s core and other ancillary processing services into the Bank’s systems. Nearly 83% of this conversion cost is being saved over 18 months via a credit from its current data processing vendor of $25 thousand per month. In addition, the conversion allowed the Company to discontinue incurring Hacienda’s legacy data processing costs beginning in March 2005. The Company ceased receiving this monthly credit in October 2006.

Other Professional Fees and Outside Services

The Company incurred $1,207 thousand in other professional fees and outside services during 2006. These expenses increased by $405 thousand and $272 thousand in 2006 and 2005 respectively. The increase for 2006 was attributable to higher audit and tax accounting costs, attorney’s fees, consulting fees associated with branch expansion, compensation compliance and compliance with the Sarbanes-Oxley Act, Section 404.

Core Deposit Intangible Amortization

Following the acquisition of Hacienda in late 2003 the Company incurred significantly higher core deposit intangible amortization during 2005 and 2004. The Company chose to amortize the Hacienda-related intangibles by utilizing an amortization schedule in accordance with FAS 141 and FAS 142. In accordance with this schedule, the Company has incurred less expense in 2006 than in 2005 or 2004. Pursuant to the amortization schedule, the expense for 2007 is estimated to be $354 thousand compared to $300 thousand in 2006.

Provision for Income Taxes

The provision for income taxes was 36.3%, 38.2% and 37.6% of net pre-tax income for years ended December 31, 2006, 2005 and 2004, respectively. The decrease in effective rate for 2006 was due to analysis associated with FASB 109. The Company expects the effective tax rate to be approximately 38% for 2007.

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

The allowance for loan losses is based on estimate, and ultimate losses will vary from current estimates. These estimates are reviewed monthly by the Bank’s Director’s Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the year 2006 is consistent with prior periods.

The Bank’s provision for loan losses was $600 thousand, $710 thousand and $410 thousand for 2006, 2005 and 2004 respectively. The loan loss provision represents coverage for general loan portfolio growth and real estate concentrations. Net loan charge-offs (loans charged off, net of loans recovered) were $400 thousand for 2006, $76 thousand for 2005 and $233 thousand for 2004. Losses in 2006 came primarily from a single loan charge off and the general loan portfolio continues to show sound loan underwriting. The allowance for credit losses as a percent of total gross loans at year-end 2006, 2005 and 2004 was 0.92%, 1.05% and 0.96%, respectively.

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

Loans on non-accrual status totaled $55 thousand, $54 thousand and $872 thousand at December 31, 2006, 2005 and 2004, respectively. The decrease in non-accrual totals was the result of resolving several loan situations. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. The loans on non-accrual are related to several commercial loans that are being addressed by specific workout plans at this time. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $63 thousand, $87 thousand and $126 thousand for the period ended December 31, 2006, 2005 and 2004, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent and still accruing interest at December 31, 2006. Total non-performing loans were $55 thousand and $54 thousand at December 31, 2006 and December 31, 2005 respectively.

The following table summarizes the analysis of the allowance for loan losses as of December 31, 2006, 2005, 2004, 2003 and 2002:

Analysis of Allowance for Loan Losses
(in thousands)

	2006	2005	2004	2003	2002
Balance at Beginning of Period	$3,881	$3,247	$3,070	$2,336	$1,744
Balance of Hacienda Bank at
Beginning of Period	-	-	-	597	-
Charge-offs:
Commercial, Fianacial and Agricultural	508	86	202	463	76
Real Estate- Construction	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Installment Loans to Individuals:	44	12	29	-	-
Money Plus	9	2	5	3	5
Credit Cards	-	-	-	-	-
Other Installment	-	-	-	-	-
Total charge-offs	561	100	236	466	81
Recoveries:
Commercial, Fianacial and Agricultural	101	-	1	232	127
Real Estate- Construction	-	-	-	-	-
Real Estate-Mortgage	-	-	-	-	-
Installment Loans to Individuals:	56	24	2	1	-
Money Plus	4	-	-	-	1
Credit Cards	-	-	-	-	-
Other Installment	-	-	-	-	-
Total recoveries	161	24	3	233	128
Net Charge-offs	400	76	233	233	(47)
Additions Charged to Operations	600	710	410	370	545
Balance at End of Period	4,081	3,881	3,247	3,070	2,336

Gross Loans at End of Period	$444,983	$368,133	$339,693	$278,135	$190,469

Ratio of Net Charge-offs During the
Year to Average Loans outstanding	0.10%	0.02%	0.08%	0.10%	-0.03%

Ratio of Reserves to Gross Loans	0.92%	1.05%	0.96%	1.10%	1.23%

Ratio of Non-performing Loans to
the Allowance for Credit Losses	1.35%	1.39%	28.77%	50.20%	57.62%

Allocation of the Allowance for Loan Losses

	2006		2005		2004		2003		2002
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, Fianacial and Agricultural	$779	19%	$633	16%	$475	15%	$541	18%	$494	21%
Real Estate- Construction	969	24%	812	21%	641	20%	527	17%	498	21%
Commercial Real Estate	2,177	53%	2,221	57%	1,934	60%	1,793	58%	1,178	50%
Home Equity Lines of Credit	99	2%	152	4%	141	4%	148	5%	116	5%
Installment Loans to Individuals	51	1%	59	2%	53	2%	57	2%	47	2%
All Other Loans (including overdrafts)	5	0%	4	0%	3	0%	4	0%	3	0%

Total	$4,081	100%	$3,881	100%	$3,247	100%	$3,070	100%	$2,336	100%

Financial Condition

Total assets of the Company were $541.8 million at December 31, 2006 compared to $488.5 million at December 31, 2005, this represents an increase of $53.3 million or 11.0%. A favorable lending environment allowed the Company to increase net loans by $76.6 million. The investment portfolio trended downward during the year primarily due to prepayments on mortgage-backed securities. The portfolio ended 2006 with a book value $6.0 million less than at December 31, 2005.

The growth in assets was fueled by robust loan growth. Deposits remained relatively unchanged from 2005, and as a result the loan growth was funded mainly by additional borrowing from the FHLB. FHLB advances grew by $40.0 million from 2005 totaling $50.0 million at 2006 year end.

Earning assets as a percent of total assets was 90.4% at December 31, 2006 compared to 93.6% and 91.6% at December 31, 2005 and 2004 respectively.

For 2005, total assets increased by $40.5 million or 9.0%. The major contributing factor to this growth was due to growth in loans of $27.7 million. The growth in loans for 2005 can be attributed to a continued favorable interest rate environment.

The bank was able to fund the majority of the loan growth in 2005 by an increase in deposits of $47.4 million, $20.6 million of which were low or no cost Demand Deposits.

Earning assets as a percent of total assets was 93.6% at December 31, 2005 compared to 91.6% at December 31, 2004. In addition to the increase in the percent of earning assets, the change in the mix was such that a large portion of low yielding Fed Funds Sold moved into higher yielding loans.

Loans

A significant portion of total assets is the Company’s gross loans that were $445.0 million and $368.1 million at December 31, 2006 and 2005, respectively. Approximately 60% of gross loans at December 31, 2006 re-price within one year. If interest rates change, the yield on the loans that renew or re-price according to their terms, will also change. The Company has an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities. In a 100 basis point increase action by the FRB, the model indicates that the net interest income would increase by approximately $1.6 million while a 100 basis point decline would decrease net interest income by $1.7 million.

The table below sets forth the composition of the loan portfolio as of December 31, 2006, 2005, 2004, 2003 and 2002.

COMPOSITION OF LOAN PORTFOLIO
(dollars in thousands)

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Financial and Agricultural	$84,976	19%	$60,050	16%	$49,584	15%	$49,024	18%	$40,373	21%
Real Estate- Construction	105,712	24%	76,981	21%	66,833	20%	47,720	17%	40,723	21%
Commercial Real Estate	237,401	53%	210,690	57%	202,765	60%	162,463	58%	96,324	50%
Home Equity Lines of Credit	10,792	2%	14,398	4%	14,708	4%	13,417	5%	10,486	5%
Installment Loans to Individuals	5,598	1%	5,620	2%	5,538	2%	5,173	2%	2,291	2%
All Other Loans (including overdrafts)	504	0%	394	0%	265	0%	338	0%	272	0%

Total Loans, Gross	444,983	100%	368,133	100%	339,693	100%	278,135	100%	190,469	100%

Deferred Loan Fees	(1,625)		(1,617)		(1,482)		(1,014)		(822)
Reserve for Possible Loan Losses	(4,081)		(3,881)		(3,247)		(3,070)		(2,336)

Total Loans, Net	$439,277		$362,635		$334,964		$274,051		$187,311

Loans Held For Sale	$1,764		$3,392		$2,253		$4,402		$8,166

The following are the approximate maturities and sensitivity to change in interest rates for the loan portfolio at December 31, 2006.

The following are the approximate maturities and sensitivity to change in interest rates for the loan portfolio at December 31, 2006

	Due Within	Due Over	Due Over	Due Over	Due Over
(in thousands)	3 months	3 mos through	12 mo	3 yrs	5 yrs	Due Over
Fixed Rate Loans	or less	12 months	through 3 yrs	through 5 yrs	through 15 yrs	15 yrs	Total

Commercial, Financial and Agricultural	$1,398	$2,611	$2,843	$5,372	$4,026	$-	$16,250
Real Estate- Construction	6,948	8,944	3,961	18	3,500	-	23,371
Commercial Real Estate	1,763	139	4,564	6,108	64,638	5,010	82,222
Home Equity Lines of Credit	-	-	-	-	-	-	-
Installment Loans to Individuals	149	116	603	1,193	2,419	194	4,674
All Other Loans (including overdrafts)	-	-	-	-	-	-	-

Totals	$10,258	$11,810	$11,971	$12,691	$74,583	$5,204	$126,517

	Due Within	Due Over	Due Over	Due Over	Due Over
(in thousands)	3 months	3 mos through	12 mo	3 yrs	5 yrs	Due Over
Variable Rate Loans	or less	12 months	through 3 yrs	through 5 yrs	through 15 yrs	15 yrs	Total

Commercial, Financial and Agricultural	$52,780	$1,580	$9,757	$4,609	$-	$-	$68,726
Real Estate- Construction	79,292	-	3,049	-	-	-	82,341
Commercial Real Estate	34,189	17,805	60,934	40,906	1,345	-	155,179
Home Equity Lines of Credit	10,792	-	-	-	-	-	10,792
Installment Loans to Individuals	913	11	-	-	-	-	924
All Other Loans (including overdrafts)	504	-	-	-	-	-	504

Totals	$178,470	$19,396	$73,740	$45,515	$1,345	$-	$318,466

Totals All Loans	$188,728	$31,206	$85,711	$58,206	$75,928	$5,204	$444,983

The following table sets forth changes from 2005 to 2006 for the loan portfolio categories.

(in thousands)	2006	2005	$ Variance	% Variance
Commercial, Financial and Agricultural	$84,976	$60,050	$24,926	41.51%
Real Estate- Construction	105,712	76,981	28,731	37.32%
Commercial Real Estate	237,401	210,690	26,711	12.68%
HELOC	10,792	14,398	(3,606)	-25.05%
Installment Loans to Individuals	5,598	5,620	(22)	-0.39%
All Other Loans (including overdrafts)	504	394	110	27.92%
Total Loans, Gross	444,983	368,133	76,850	20.88%
Deferred Loan Fees	(1,625)	(1,617)	(8)	0.49%
Reserve for Possible Loan Losses	(4,081)	(3,881)	(200)	5.15%
Total Loans, Net	$439,277	$362,635	$76,642	21.13%
Loans Held For Sale	$1,764	$3,392	$(1,628)	-48.00%

The increase in commercial, financial and agricultural loans is attributed primarily to a $2.7 million new line of credit to a winery, a $5 million line of credit to a financial services company, an $8 million line of credit to a title company (collateralized by securities), a $1.9 million agricultural property loan, $3.4 million to acquire 3 restaurants and numerous other new $.5 to $1.0 million business lines of credit to medical groups, contractors and others.

The increase in real estate-construction loans can be attributed to several large new construction projects and the funding of existing construction projects. New loans include: a residential tract development for $4.7 million, a strip center for $4.0 million, a medical office complex for $6.7 million, an office complex for $1.7 million, increases in hotel loans to several clients for $2.9 million and $1.2 million, a $1.7 million mixed use property, an office building for $1.2 million, a $1.2 million hotel site land loan, a spec residence for $1.6 million, an apartment construction loan increase of $1.8 million, a meat processing facility for $1.2 million, a 4 home tract development for $2.2 million, a spec residence for $1.2 million, 4 loans on land for tract development of $2.4, $1.3, $1.2 and $1.2 million, and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 30 years with 10 to 15 year maturities.

The increase in commercial real estate loans is attributed to several of the construction loans moving into amortizing loans and to new commercial property loans. During the period, numerous loans were also refinanced and paid off through out of area lenders and mortgage brokers. New loans include a hotel for $5.4 million, a theatre complex for $7.3 million, restaurant properties for $2.6 million, a medical office for $1.3 million, a gas station for $2.0 million, an auto dealership for $1.2 million, a RV park for $1.2 million, an office building for $1.0 million, a medical office for $1.0 million and several smaller real estate loans.

The Bank presently has a concentration of loans in construction/land in the amount of $105.7 million which represents 204% of the Company’s Tier I Capital. Of this, 60% are owner occupied thus the concentration is 144% net of owner occupied. Un-disbursed commitments total $41.8 million which combined with disbursed represent 284.6% of the Bank’s Tier I Capital with 81% owner occupied. At December 31, 2006 there were 87 construction loans with outstanding balances and remaining commitments of approximately $81.6 million and $38.4 million, respectively. The single largest construction loan has an original commitment amount of approximately $12.6 million with a balance of approximately $6.3 million at December 31, 2006. The loan, an office complex in San Luis Obispo, Ca, has since paid down by $5.2 million. At December 31, 2006, there were 54 land loans with balances of approximately $24.1 million. The single largest land loan has a balance of approximately $1.7 million and is for a residential development. While these loans may be considered somewhat riskier than certain other real estate loans, the construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.

Single family residence construction loans represent 19.07% of the total construction and land loan commitments. Land loans account for 19.33%, tract for 0.12%, multiple family income properties for 9.68%, owner occupied commercial properties for 28.62% and non-owner occupied commercial properties for 23.18%.

Hotel loans disbursed are not considered to be a concentration with balances of $46.4 million which represents 91.1% of the Bank’s Tier I Capital. There are several hotel construction loans that increase total commitments to $68.6 million which represents a concentration at 132% of the Bank’s Tier I Capital. At December 31, 2006, there were 35 motel loans. The single largest loan is a construction loan for $9.2 million with $4.7 million disbursed, for luxury suite/spa facility located in Paso Robles, Ca. The hotel loans are also made to clients throughout our market. These loans have also typically paid as agreed.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility in San Luis Obispo. The project is approximately 100% complete with lease up in process. The letter of credit will expire in September 2007.

Construction loan demand for both single family and commercial real estate moderated during the first quarter of 2006 and then increased during the balance of the year. Increased interest rates and construction costs impacted commercial real estate activity. Home sales have slowed with builders now offering additional buyer incentives and lower prices. However, the area still remains desirable with prices considerably lower than the major metropolitan areas to the Company’s North and South. Reasonable mortgage rates and financing options such as interest only mortgages and 40 year loans have kept many in the market. Because the bulk of the Company’s loan portfolio is concentrated in commercial loans, we currently do not anticipate the potential slowing of the housing market in the coming year to have a major impact on our business. The continued availability of land for subdivision use also continued to drive the market in the North San Luis Obispo and Santa Maria markets. Builders are moving to more rural communities within our market area in order to construct more affordable homes.

Business properties are also in demand with low vacancies and competitive loan rates. Commercial property values and rental rates have increased during the year. Investors, many seeking exchange properties, continue to seek properties in our market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate (the rate at which a stream of future cash flows is discounted to find their present value) ranges over the last three years are: 6.5% to 7.5% in 2004, 5.5% to 6.5% in 2005, and 5.0% to 6.5% in 2006. Low capitalization rate properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank expects to experience continued growth in commercial real estate loans during 2007. Interest rate margins are expected to decrease somewhat due to competitive pressures and increasing cost of funds.

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At December 31, 2006, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

The Bank’s management is responsible for monitoring loan performance, which is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank maintains both a “watch” list of loans that, for a variety of reasons, management believes requires regular review as well as an internal loan classification process. Annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Bank’s Board of Directors.

The Bank has a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual. At December 31, 2006 non-accrual loans were $55 thousand.

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

In mid 2006, a line of credit to a contractor went into default with the business liquidated and a resultant $500,000 charge off was incurred. A small residual balance remains with payment expected during 2007. Recovery of any significant portion of the charged off amount is not expected.

Total Cash and Due from Banks

Total cash and due from banks were $19.2 million, $18.3 million and $13.1 million at December 31, 2006, 2005 and 2004, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. In December 2004, the Bank implemented a deposit re-classification program that enabled the Bank to reduce reserve requirements with the FRB by approximately $15 million.

Other earning assets are comprised of Federal Home Loan Bank stock, Federal Funds sold (funds lent on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

COMPOSITION OF OTHER EARNING ASSETS
(in thousands)

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank, FRB and other stock	$2,350	5%	$1,885	3%	$1,809	3%

Available-for-Sale Investments	38,445	85%	44,402	61%	57,394	84%

Federal Funds Sold	3,870	9%	26,280	36%	5,775	8%

Interest Bearing Deposits other finanical institutions	318	1%	298	0%	3,498	5%

Total Other Earning Assets	$44,983	100%	$72,865	100%	$68,476	100%

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2006, there were net unrealized gains in the portfolio of $80 thousand compared to net unrealized losses of $158 thousand at December 31, 2005. During 2006 the portfolio decreased in size due primarily to prepayments on mortgage-backed securities. The fair value increased due generally to the effect of the inverted yield curve that created relatively stagnant long term interest rates in 2006. During 2005, the portfolio decreased in fair value due to a rising rate environment for long term investments.

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

The amortized cost and fair values of investment securities available for sale at December, 2006:

		Gross	Gross
December 31, 2006	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$205	$-	$(4)	$201
Mortgage-backed securities	21,969	16	(381)	21,604
Obligations of State and Political Subdivisions	16,139	540	(38)	16,641
Other Securities	9	-	-	9
Total	$38,322	$556	$(423)	$38,455

		Gross	Gross
December 31, 2005	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$826	$-	$(20)	$806
Mortgage-backed securities	28,795	13	(518)	28,290
Obligations of State and Political Subdivisions	15,036	364	(103)	15,297
Other Securities	9	-	-	9
Total	$44,666	$377	$(641)	$44,402

The Amortized cost, fair value, and maturites at December 31, 2006 are as follows:
(in thousands)

	Securities Available-for-Sale		Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
Due in One Year or Less	$517	$515	1.93%

Due after One Year through Five Years	2,747	2,786	4.35%

Due after Five Years through TenYears	6,809	7,000	4.47%

Due after TenYears	6,280	6,550	4.64%

Mortgage-backed Securities	21,969	21,604	4.31%

Total	$38,322	$38,455	4.36%

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, and the average rates paid on each of these categories:

COMPOSITION OF DEPOSITS
(in thousands)
	2006		2005		2004
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-Interest Bearing Demand	$153,005	0.00%	$164,014	0.00%	$143,455	0.00%

Interest Bearing Demand	45,164	0.17%	50,598	0.16%	60,256	0.05%

Savings	23,406	0.40%	29,386	0.30%	36,232	0.25%

Money Market	77,540	2.70%	90,122	0.91%	69,527	0.95%

Time Deposits	121,406	4.21%	83,677	2.74%	60,971	1.54%

Total Deposits	$420,521	1.68%	$417,797	0.87%	$370,441	0.48%

Set forth is a maturity schedule of domestic time certificates of deposit of $100,000 and over at December 31, 2006:

TIME DEPOSITS $100,000 AND OVER:
(dollars in thousands)

Less than 3 months	$22,913
3 to 12 months	6,818
Over 1 year	899

Total	$30,630

The following table sets forth changes from 2006 to 2005 for deposit categories.

	2006	2005	$ Variance	% Variance
Non-Interest Bearing Demand	$153,005	$164,014	$(11,009)	-6.71%

Interest Bearing Demand	45,164	50,598	(5,434)	-10.74%
-
Savings	23,406	29,386	(5,980)	-20.35%
-
Money Market	77,540	90,122	(12,582)	-13.96%
-
Time Deposits	121,406	83,677	37,729	45.09%

Total Deposits	$420,521	$417,797	$2,724	0.65%

The Company has experienced a shift in deposit categories throughout 2006 as lower cost funds migrated either internally to higher yielding products (time deposits) or to external competitive products. It is common knowledge throughout the local financial community that there is a fierce battle for deposit maintenance and gathering. One of the most notable initiatives during 2006 was the assessment of our deposit products and the delivery channels of same. The entire experience, along with assessment, enhancement and change in many delivery channels are the cornerstone to increasing core deposits in 2007.

Non-interest bearing demand deposits were 36.4% of total deposits at December 31, 2006 and decreased by approximately $11.0 million or 7% during 2006. The Bank has three large deposit relationships that it considers to be volatile. These deposits are held by long time customers of the Bank that engage in mortgage related activities. During 2006, the balances carried by these relationships decreased by approximately $8 million at December 31, 2006 compared to December 31, 2005. The decrease in mortgage related activity during 2006 had a direct impact on the deposit balances held by these entities. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are aware that as mortgage market conditions change, these relationships are impacted.

Savings, NOW and money market deposits were $146.1 million at December 31, 2006 compared to $170.1 million at December 31, 2005. This represents a decrease of approximately $24.0 million or 14%.

During 2006, time deposits increased by $37.7 million primarily as a result of increasing offering rates related to promotional activities at the Bank. Management also believes that depositors have become more sensitive to interest rate differentials between various deposit products as interest rates have risen since mid-2004. As depositors have become more rate sensitive the Bank has had to raise some offering rates to attract and retain deposits.

During 2005, time deposits increased by $22.7 million. This increase was a factor of a rising interest rate environment that started in 2004 and continued throughout 2005.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $389.9 million represented 92.7% of total deposits at December 31, 2006 as compared to $400.4 million or 95.8% of total deposits at December 31, 2005. While the Company has a policy in place that permits Brokered Funds, at December 31, 2006, no action has been taken to include these on the balance sheet.

In October 2005 the Company renewed a promissory note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. The note is revolving in nature for the first two years and the terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At December 31, 2006, the Company had a zero balance outstanding on this loan. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. At December 31, 2006, the interest rate on the note was 8.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators. The note was renewed as an additional financing option for the Company. The original 2 year note was executed In October 2003 and was originally obtained to assist with the cash and capital needs for the acquisition of Hacienda.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At December 31, 2006, the Bank had borrowings with the FHLB of $50 million that are collateralized by loans. The average rate paid on FHLB borrowings for 2006 was 5.25%. In addition, the Bank has an $11.7 million letter of credit secured by loans. At December 31, 2006, the Bank, under the FHLB programs, has a remaining borrowing capacity with existing collateral of approximately $53.3 million and $9.1 million secured by loans and securities, respectively.  The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $1.4 million in securities sold under repurchase agreements at December 31, 2006 compared to $3.8 million and $766 thousand at December 31, 2005 and 2004 respectively.

Capital

The Company's total stockholders equity was $49.2 million at December 31, 2006 compared to $44.8 million and $37.3 million at December 31, 2005 and 2004 respectively. The change in capital during 2006 was due to net income of $6.7 million, total cash dividends paid of $2.6 million, stock options exercised of $712 thousand, stock repurchased of $720 thousand, additional paid in capital of $336 thousand and an increase in accumulated other comprehensive income of $238 thousand.

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 9.09% as of December 31, 2006. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatory redeemable preferred securities and is included in other assets. The Company anticipates that this issuance will be called on April 22, 2007 and the funds from the October issuance described in the next paragraph will be used to satisfy the called obligations.

On October 27, 2006, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 27, 2036. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.71% for an effective rate of 7.10% as of December 31, 2006. The debt securities can be called at any time commencing on October 27, 2011, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust II. The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I and II into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. As of December 31, 2006, the Company has included $14.35 million of the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.”

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

At December 31, 2006, the Company had sufficient cash to service the $16.4 million in junior subordinated debenture interest payments for approximately six years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $6 million at December 31, 2006.

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

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2006.

	Minimum Regulatory	Heritage	Heritage
	Capital Requirements	Oaks Bancorp	Oaks Bank

Leverage Ratio	4.00%	11.00%	9.89%
Tier I Risk Weighted	4.00%	11.51%	10.37%
Total Risk Based	8.00%	12.36%	11.21%

For the Company, approximately $14.4 million of the $16 million of the trust preferred securities are accounted for as Tier I Capital, with the remaining $1.6 million accounted for as Tier II for purposes of calculating Regulatory Capital.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At December 31, 2006, these credit lines totaled $13.4 million and the Bank had no borrowings against those lines. The Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $62.4 million at December 31, 2006.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2006, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 9.31% compared to 16.05% in 2005. The ratio of net loans to deposits (LTD), another key liquidity ratio, was 104.5% at December 31, 2006 compared to 86.8% at December 31, 2005 both of which remain within the Bank’s policy guidelines. While the Bank still provides the majority of loan funding with core deposits, due to the highly competitive nature of deposit gathering the Bank has found it necessary to rely on borrowed funds. With the banking industry’s common use of alternative funding sources, i.e. FHLB borrowing, in 2006 the Bank implemented a tracking ratio of Loan-to-Funding (LTF). This ratio is calculated by dividing gross loans by the sum of total deposits and alternative funding sources both available and used. At December 31, 2006, the LTF ratio was 84.03%. The Bank’s key focus remains to increase core deposits and minimize alternative funding sources.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect on inflation during the three-year period ended December 31, 2006 has been significant to the Company’s financial position or results of operations in regard to fluctuation in interest rates creating changing net interest margins. Inflation has not been a factor in customers’ ability to repay debt but has been a factor in upward pressure on operation expenses.

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

Goodwill and Other Intangible Assets

As discussed in Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value. The Company’s assessment at December 31, 2006 pursuant to its Goodwill Impairment Testing Policy resulted in no impairment.

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

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact this interpretation will have on our results from operations or financial position.

Effective January 1, 2006, we adopted the fair value recognition provisions of statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine months ending September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the January 1, 2006 adoption of SFAS No.123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 1 to the audited Consolidated Financial Statements for a further discussion on stock-based compensation.

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

In February of 2007, the FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of FAS 159 to have a material effect on the Company's financial condition.

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

	Less than	One to Three	Three to Five	More than
(in thousands)	one year	Years	Years	Five Years	Total

Long Term Debt Obligations	$-	$-	$-	$16,496	$16,496
Operating Lease Obligations	882	1,684	1,017	205	3,788

Totals	$882	$1,684	$1,017	$16,701	$20,284

As noted in Footnote 10 to the financial statements, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $17.7 million at December 31, 2006, up from $17.0 million one year earlier. Additionally, the Company has un-disbursed loan commitments, also made in the ordinary course of business, totaling $166.5 million, which was down from the $167.7 million outstanding one year earlier. The Company has an allowance for losses-unfunded commitments totaling $163 thousand at December 31, 2006, to cover losses inherent in its letter of credit accommodations and un-disbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

As noted in Footnote 15 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $15.5 million and $14.6 million at the end of 2006 and 2005, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $16.4 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Northern Santa Barbara County and San Luis Obispo County, California, are subject to risks associated with the local economy.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2006 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease are within the Company’s policy guidelines for such changes.

December 31, 2006	Shock Rate Scenarios
(dollars in Thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net Interest Income (NII)	$25,819	$26,788	$27,859	$28,766	$29,677

$ Change from Base	$(2,040)	$(1,070)	$-	$907	$1,818

% Change from Base	-7.32%	-3.84%	0.00%	3.26%	6.53%

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

(dollars in Thousands)
		% of
Gross Loans	Balance	Total
Variable-Daily	$179,542	40%
Variable-Other than daily	198,509	45%
Fixed	66,933	15%
Total Gross Loans	$444,983	100%

		% of
Gross Loans Re-Pricing	Balance	Total
< 1 Year	$265,501	60%
1-3 Years	97,910	22%
3-5 Years	58,115	13%
> 5 Years	23,457	5%
	$444,983	100%

Non-performing Loans	$55
% Gross Loans	0.01%

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

DECEMBER 31, 2006, 2005, AND 2004

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heritage Oaks Bancorp and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage Oaks Bancorp and Subsidiary
Paso Robles, California

We have audited management’s assessment, included in the accompanying Report of Management, that Heritage Oaks Bancorp and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Heritage Oaks Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 1, 2007

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

/s/ Lawrence P. Ward	/s/ Margaret A. Torres
Lawrence P. Ward Chief Executive Officer	Margaret A. Torres Executive Vice President, Chief Financial Officer

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in thousands, except per share amounts)

	2006	2005
Assets
Cash and due from banks	$19,164	$18,279
Federal funds sold	3,870	26,280
Total Cash and Cash Equivalents	23,034	44,559
Interest-bearing deposits in other financial institutions	318	298
Investment securities, available-for-sale	38,445	44,402
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	2,350	1,885
Loans held for sale	1,764	3,392
Loans, net of deferred fees of $1,625 and $1,617 and allowance for loan loss of $4,081 and $3,881 at December 31, 2006
and 2005, respectively	439,277	362,635
Property premises and equipment, net	14,581	11,905
Net deferred tax asset	2,414	2,358
Cash surrender value of life insurance	9,435	7,706
Goodwill	4,865	4,865
Intangible assets	1,148	1,448
Other assets	4,143	3,048
Total Assets	$541,774	$488,501

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand non-interest bearing	$153,005	$164,014
Savings, NOW and money market deposits	146,110	170,106
Time deposits of $100 or more	30,630	17,414
Time deposits under $100	90,776	66,263
Total Deposits	420,521	417,797
FHLB advances and other borrowings	50,000	10,000
Securities sold under agreement to repurchase	1,364	3,847
Junior subordinated debentures	16,496	8,248
Other liabilities	3,921	3,764
Total Liabilities	492,302	443,656

COMMITMENTS AND CONTINGENCIES (Notes #5 and #10)	-	-

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized;
6,345,639 and 6,231,982 shares issued and
outstanding for 2006 and 2005, respectively	29,247	29,255
Additional paid in capital	336	-
Retained earnings	19,809	15,748
Accumulated other comprehensive income/(loss),
net of taxes of $96 in 2006 and $204 in 2005	80	(158)
Total Stockholders' Equity	49,472	44,845
Total Liabilities and Stockholders' Equity	$541,774	$488,501

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest Income
Interest and fees on loans	$33,897	$27,399	$20,615
Interest on Investment Securities
Obligations of U.S. Government Agencies	1,083	1,389	1,767
Obligations of State and Political Subdivisions	702	593	506
Interest on time deposits with other banks	9	9	11
Interest on Federal funds sold	539	667	302
Interest on other securities	142	118	112
Total Interest Income	36,372	30,175	23,313

Interest Expense
Interest on savings, NOW and money market deposits	2,497	1,695	699
Interest on time deposits in denominations of
$100 or more	626	413	118
Interest on time deposits under $100	3,845	1,371	953
Other borrowings	2,348	1,537	1,591
Total Interest Expense	9,316	5,016	3,361
Net interest income before provision for
possible loan losses	27,056	25,159	19,952
Provision for Possible Loan Losses	600	710	410
	26,456	24,449	19,542
Noninterest Income
Fees and service charges	2,427	2,430	2,173
Investment securities gain/(loss), net	9	-	28
Gain on sale of SBA loans, net	19	84	45
Gain/(loss) on sale of premise, net	(38)	4	712
Other	2,535	2,491	2,041
Total Noninterest Income	4,952	5,009	4,999
Noninterest Expenses
Salaries and employee benefits	11,573	9,746	8,457
Equipment expenses	868	824	929
Occupancy expenses	1,739	1,667	1,640
Other expenses	6,775	6,481	6,172
Total Noninterest Expenses	20,955	18,718	17,198
Income Before Provision for Income Taxes	10,453	10,740	7,343
Provision for Income Taxes	3,791	4,103	2,759
Net Income	$6,662	$6,637	$4,584

Earnings Per Share
Basic	$1.05	$1.08	$0.77
Diluted	$1.01	$1.01	$0.71

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other	Total
	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income/(loss)	Equity
Balance, January 1, 2004	3,604,497	$20,649	$-		$11,541	$98	$32,288
Exercise of stock options	33,625	335					335
(including $136 tax benefit from exercise
of stock options)
Cash paid to stockholders in lieu of
fractional shares on 5% stock dividend					(6)		(6)
5% stock dividend	179,821	3,066			(3,066)		-
Comprehensive income
Net income				$4,584	4,584		4,584
Unrealized security holding gains
(net of $44 tax)				66		66	66
Less reclassification adjustments
for gains (net of $11 tax)				(17)		(17)	(17)
Total comprehensive income				$4,633
Balance, December 31, 2004	3,817,943	24,050	-		13,053	147	37,250
Exercise of stock options	144,674	1,275					1,275
(including $588 tax benefit from exercise
of stock options)
Cash paid to stockholders in lieu of
fractional shares on 5% stock dividend					(7)		(7)
5% stock dividend	195,013	3,930			(3,930)		-
3 for 2 stock split	2,074,352
Cash paid to stockholders in lieu of
fractional shares on 3 for 2 stock split					(5)		(5)
Comprehensive income
Net income				$6,637	6,637		6,637
Unrealized security holding losses
(net of $204 tax)				(305)		(305)	(305)
Total comprehensive income				$6,332
Balance, December 31, 2005	6,231,982	29,255	-		15,748	(158)	44,845
Exercise of stock options	87,607	712					712
(including $365 tax benefit from exercise
of stock options)
Cash dividends paid in 2006					(2,601)		(2,601)
Share-based compensation expense		-	336				336
Issuance of Restricted Stock Awards	66,050
Stock Repurchased	(40,000)	(720)					(720)
Comprehensive income
Net income				$6,662	6,662		6,662
Unrealized security holding gains
(net of $92 tax)				233		233	233
Less reclassification adjustments
for gains (net of $4 tax)				5		5	5
Total comprehensive income				$6,900
Balance, December 31, 2006	6,345,639	$29,247	$336		$19,809	$80	$49,472

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$6,662	$6,637	$4,584
Adjustments to reconcile net income to
net cash provided by operating activities
Net cash provided by operating activities
Depreciation and amortization	958	897	949
Provision for possible loan losses	600	710	410
Provision for possible losses on unfunded
loan commitments	-	10	25
Realized gain on sales of available-for-sale
securities, net	(9)	-	(28)
Amortization of premiums/discounts on
investment securities, net	(17)	184	407
Amortization of core deposit intangibles	300	573	421
Share-based compensation expense	336	-	-
Gain/(loss) on sale of property, premises and equipment, net	38	(4)	(712)
Net change in loans held for sale	1,628	(1,139)	2,149
Net increase in cash surrender value of life insurance	(343)	(276)	(271)
FHLB Dividends received	(97)	(76)	(72)
Decrease/(Increase) in deferred tax asset	(220)	(236)	20
Decrease/(Increase) in other assets	(727)	(119)	183
Increase/(decrease) in other liabilities	158	672	269
Excess tax benefit from share-based payment arrangements	(365)	-	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,902	7,833	8,334

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,190)	(2,588)	(3,012)
Purchase of mortgage-backed securities available-for-sale	-	-	(17,295)
Net redemption (purchase) of Federal Home Loan Bank and Federal
Reserve Bank stock	-	-	222
Proceeds from sales of mortgage-backed securities	-	-	1,534
Proceeds from principal reductions and maturities
of securities available-for-sale	500	1,350	1,315
Proceeds from principal reductions and maturities of
mortgage-backed securities	7,071	13,537	14,723
Net change in interest-bearing deposits in
other financial institutions	(20)	200	-
Purchase of FHLB stock	(368)	-	-
Purchase of life insurance policies	(1,386)	(300)	-
Recoveries on loans	161	25	3
Increase in loans, net	(77,403)	(28,406)	(61,326)
Proceeds from sale of property, premises and equipment	-	900	900
Purchase of property, premises and equipment, net	(3,672)	(3,059)	(1,646)

NET CASH USED IN INVESTING ACTIVITIES	(76,307)	(18,341)	(64,582)

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Cash Flows From Financing Activities
Increase in deposits, net	$2,724	$47,356	$4,002
Net increase/(decrease) in FHLB borrowings	40,000	(18,500)	-
Net (decrease)/increase in notes payable	-	-	(3,500)
Proceeds from issuance of junior subordinated debentures	8,248	-	-
Net increase in securities sold under agreement to repurchase	(2,483)	3,081	306
Proceeds from exercise of stock options	347	1,275	199
Excess tax benefit from share-based payment arrangements	365	-	-
Cash paid for stock repurchase	(720)	-	-
Cash dividends paid	(2,601)	-	-
Cash paid in lieu of fractional shares	-	(12)	(6)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,880	33,200	1,001

Net Increase/(Decrease) in Cash and Cash Equivalents	(21,525)	22,692	(55,247)

Cash and Cash Equivalents, Beginning of year	44,559	21,867	77,114

Cash and Cash Equivalents, End of year	$23,034	$44,559	$21,867

	2006	2005	2004
Supplemental Disclosures of Cash Flow Information
Interest paid	$8,976	$4,912	$3,453
Income taxes paid	$3,670	$3,825	$2,575

Supplemental Disclosures of Non-Cash Flow Information
Change in other valuation allowance for investment securities	$163	$(509)	$82
Tax benefit of stock options exercised	$365	$588	$136

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
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

Investment in Non-Consolidated Subsidiary

The Company accounts for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust I (the “Trust I”) and Heritage Oaks Capital Trust II (the “Trust II”), using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statements of income.

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
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Banks complied with the reserve requirements as of December 31, 2006.

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
DECEMBER 31, 2006, 2005, AND 2004
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

Property, Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expenses for the reporting periods ending December 31, 2006, 2005, and 2004 were approximately $958, $897, and $949, respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
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

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. In accordance with the provisions of Statement of Financial Accounting No. (“SFAS”) 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company is required to test goodwill for impairment. The Company’s assessment at December 31, 2006 pursuant to its Goodwill Impairment Testing Policy resulted in no impairment.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions. Core deposit intangibles are being amortized over six and ten years. Intangibles are evaluated periodically for impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to the net estimated recoverable value.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
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

Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated other comprehensive income separately from retained earnings in the equity section of the Balance Sheet. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

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

Change in Accounting Principle - Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. No share-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Share-Based Compensation - Transition and Disclosure. We adopted SFAS No. 123R under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Company will continue to use straight-line recognition of expenses for awards with graded vesting.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s results for the year ended December 31, 2006 reflected the following changes:

For the yeard ended
December 31, 2006
(in thousands, except per share data)	Increase/(Decrease)

Salaries and employee benefits	$116
Income before income taxes	$(116)
Provision for income taxes	(46)
Net income	$(70)
Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)

Prior to January 1, 2006, had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2005	2004
Net income:
As reported	$6,637	$4,584
Stock-based compensation using the intrinsic
value method	-	-
Stock-based compensation that would have
been reported using the fair value method
of SFAS 123	(89)	(64)
Pro forma net income	$6,548	$4,520

Basic earnings per share:
As reported	$1.08	$0.77
Pro forma	1.06	0.76

Diluted earnings per share:
As reported	$1.01	$0.71
Pro forma	1.00	0.70

Prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows, upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #1 - Summary of Significant Accounting Policies, Continued

Current Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that this interpretation may have on our results from operations or financial position.

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
DECEMBER 31, 2006, 2005, AND 2004
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

In February of 2007, the FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of FAS 159 to have a material effect on the Company's financial condition.

Note #2 - Investment Securities

At December 31, 2006 and 2005, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

The amortized cost and fair values of investment securities available-for-sale at December 31, 2006, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of U.S. Government
agencies and corporations	$205	$-	$(4)	$201
Mortgage-backed securities	21,959	16	(381)	21,594
Obligations of state and political
subdivisions	16,139	540	(38)	16,641
Other securities	9	-	-	9
Total	$38,312	$556	$(423)	$38,445

The amortized cost and fair values of investment securities available-for-sale at December 31, 2005, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of U.S. Government
agencies and corporations	$826	$-	$(20)	$806
Mortgage-backed securities	28,795	13	(518)	28,290
Obligations of state and political
subdivisions	15,036	364	(103)	15,297
Other securities	9	-	-	9
Total	$44,666	$377	$(641)	$44,402

There were no investment securities held-to-maturity at December 31, 2006 and December 31, 2005.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2006, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$517	$515
Due after one year through five years	2,747	2,786
Due after five years through ten years	6,809	7,000
Due after ten years	6,280	6,550
Mortgage-backed securities	21,959	21,594
Total Securities	$38,312	$38,445

Proceeds from sales, maturities and principal reductions of investment securities available-for-sale during 2006, 2005, and 2004, were $500, $1,350, and $1,315, respectively. In 2006, there was a gross gain of $9 reported and there were no gross gains or losses reported during 2005 and 2004.

Proceeds from sales and maturities and principal reductions of mortgage-backed securities in 2006, 2005, and 2004, were $7,071, $13,537, and $14,723, respectively. There were no gross gains or losses reported during 2006 and 2005. In 2004 gross gains on these sales were $28. Unrealized (losses)/gains on investment securities and mortgage-backed securities included in shareholders’ equity net of tax at December 31, 2006, 2005, and 2004 were $80, ($158), and $147, net of tax of $53, ($106) and $98 respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #2 - Investment Securities, Continued

Securities having a carrying value and a fair value of approximately $21,645 and $25,366 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes as required by law.

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than -Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF-03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption has not had a material impact on the Company’s consolidated financial statements.

Those investment securities available for sale which have an unrealized loss position at December 31, 2006 and 2005, are detailed below: (amounts in thousands)

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2006
Obligations of U.S. Government agencies and corporations	$-	$-	$201	$(4)	$201	$(4)
Mortgage-backed securities	379	(4)	19,603	(377)	19,982	(381)
Obligations of state and political subdivisions	1,311	(12)	872	(26)	2,183	(38)
Other securities	-	-

Total	$1,690	$(16)	$20,676	$(407)	$22,366	$(423)

December 31, 2005
Obligations of U.S. Government agencies and corporations	$-	$-	$806	$(20)	$806	$(20)
Mortgage-backed securities	14,111	(250)	11,902	(268)	26,013	(518)
Obligations of state and political subdivisions	4,237	(83)	620	(20)	4,857	(103)
Other securities	-	-

Total	$18,348	$(333)	$13,328	$(308)	$31,676	$(641)

There are twenty two securities that have been in a loss position for twelve months or longer. These securities are guaranteed by either the U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold these securities until maturity, or for the foreseeable future, no declines are deemed to be other-than-temporary.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #3 - Loans

Major classifications of loans were:

	2006	2005
Commercial, financial and agricultural	$84,976	$60,050
Real Estate - construction	105,712	76,981
Real Estate - other	237,401	210,690
Home Equity lines of credit	10,792	14,398
Installment loans to individuals	5,598	5,620
All other loans (including overdrafts)	504	394
	444,983	368,133
Less: Deferred loan fees	(1,625)	(1,617)
Less: Allowance for loan losses	(4,081)	(3,881)
Total Loans	$439,277	$362,635

Loans held for sale	$1,764	$3,392

Concentration of Credit Risk

At December 31, 2006 and 2005, approximately $353,905 and $302,069 of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo County and Northern Santa Barbara County. The Bank attempts to reduce their concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balances sheets. The unpaid principal balance of loans serviced for others was $7.5 million, $3.6 million and $3.5 million at December 31, 2006, 2005 and 2004, respectively.

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2006	2005	2004
Impaired loans with a valuation allowance	$-	$54	$821
Impaired loans without a valuation allowance	55	-	113
Total impaired loans	$55	$54	$934
Valuation allowance related to impaired loans	$-	$16	$453

Average recorded investment in impaired loans	$131	$374	$1,076

Cash receipts applied to reduce principal balance	$273	$8	$110

Interest income recognized for cash payments	$-	$-	$48

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
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #3 - Loans, Continued

Non-accruing loans totaled approximately $55 and $54 at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, all loans on non-accrual were classified as impaired. If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $63, $87, and $126, in 2006, 2005, and 2004, respectively. No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2006 and 2005, the Bank had no loans past due 90 days or more and still accruing interest.

At December 31, 2006, there were no loans classified as troubled debt restructurings.

The Bank also originates Small Business Administration (“SBA”) loans for sale to governmental agencies and institutional investors. At December 31, 2006 and 2005, the unpaid principal balance of SBA loans serviced for others totaled $1,355 and $1,715, respectively. The gain on sale of SBA loans was $19, $84, and $45 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	2006	2005	2004
Balance, Beginning of Year	$3,881	$3,247	$3,070
Additions charged to operating expense	600	710	410
Loans charged off	(561)	(100)	(236)
Recoveries of loans previously charged off	161	24	3
Balance, End of Year	$4,081	$3,881	$3,247

Note #5 - Property, Premises and Equipment

Property, premises and equipment consisted of the following:

	2006	2005
Building and improvements	$12,578	$7,330
Furniture and equipment	5,759	4,641
	18,337	11,971
Less: Accumulated depreciation and amortization	7,540	6,652
	10,797	5,319
Land	3,784	3,782
Construction in progress	-	2,804
Total	$14,581	$11,905

During 2003, the Bank purchased land for future development of a Paso Robles, California administrative facility for approximately $1,100. The construction was completed and the Bank moved into the facility in June 2006.

In July 2005 the Company entered into a sale-leaseback transaction, with a non-affiliated party, for the Atascadero Branch Office with the Bank as the lessee. The sale price was $900 and resulted in a gain to the Company of approximately $283 which is being amortized against rental expense over the first 5 year term of the lease. The Bank’s new lease calls for payments of $5 per month for 5 years with 4 separate 5 year options to extend.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #5 - Property, Premises and Equipment, Continued

The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2012. The following is a schedule of future minimum lease payments based upon obligations at year-end.

Year Ending December 31,	Amount
2007	$882
2008	948
2009	736
2010	616
2011	401
More than 5 years	205
Total	$3,788

The leases contain options to extend for periods from five to twenty years. Options to extend which have been exercised and the related lease costs are included above. Total expenditures charged for leases for the reporting periods ended December 31, 2006, 2005, and 2004, were approximately $628, $663, and $622, respectively.

The Company has four (4) subleases in place, three (3) of which are for additional space within existing branch offices. One sublease is for an entire facility that was vacated as the result of consolidation from the 2003 Hacienda Bank acquisition. The subleases are for various terms and accounted for approximately $197 credit to rental expense in 2006. The Company expects to receive sublease revenue for 2008 and 2009 of approximately $160 and $54, respectively.

Note #6 - Intangible Assets

Intangible assets consisted of core deposit intangibles subject to amortization with a net carrying value of $1,148 and $1,448, net of $1,375 and $1,075 accumulated amortization as of December 31, 2006 and 2005, respectively. Amortization expense for the periods ended December 31, 2006, 2005, and 2004 was $300, $573, and $421, respectively. The estimated future amortization expense for the next five years is $354 for 2007, $388 for 2008, $337 for 2009, $40 for 2010, and $29 for 2011.

Note #7 - Time Deposit Liabilities

At December 31, 2006, the Banks had time certificates of deposit with maturity distributions as follows:

Year Ending December 31,
2007	$114,725
2008	4,601
2009	742
2010	1,338
$121,406

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #8 - Borrowings

The Bank has borrowing lines with correspondent banks totaling $13.5 million. At December 31, 2006 there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank (FHLB) Advances

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At December 31, 2006, the Bank had the following borrowings, all of which are collateralized by loans, with the FHLB:

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$ 10,000	5.44%	Fixed	26-Feb-07
$ 10,000	5.50%	Fixed	25-Jul-07
$ 10,000	5.39%	Variable- Daily	28-Sep-07
$ 10,000	5.37%	Variable- Daily	26-Nov-07
$ 10,000	5.37%	Variable- Daily	12-Dec-07

$ 50,000

In addition, the Bank has an $11.7 million letter of credit secured by loans.

At December 31, 2006, the Bank has a remaining borrowing capacity with existing collateral of approximately $53 million and $9 million secured by loans and securities, respectively.

The Bank has pledged approximately $278.7 million in loans to the FHLB.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. As of December 31, 2006 and 2005, the Bank had $1,364 and $3,847 in securities sold under agreements to repurchase. Interest expense recorded was $88, $44, and $8 for the years ended December 31, 2006, 2005, and 2004, respectively. The carrying value of underlying securities provided as collateral for these transactions was $4,330 and $5,771 at December 31, 2006 and 2005, respectively.

Notes Payable

On October 10, 2005, the Company renewed a revolving line of credit in the amount of $3,500 through Pacific Coast Bankers Bank (PCBB). The line is secured by 51% of the outstanding shares of the Bank’s stock. The line bears interest at the Wall Street Journal prime rate. Interest payments are due quarterly. The line is scheduled to mature on October 10, 2007 at which time the line converts to an eight-year term loan maturing on October 10, 2015. Principal and interest payments are due quarterly. Under the terms of the agreement, the Company will not incur any additional debt over $2,000 exclusive of the inter-company debt and existing debt without prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by the Regulators. At December 31, 2006, the outstanding balance owed was $0.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #8 - Borrowings, Continued

Junior Subordinated Debentures

On April 10, 2002, the Company issued $8,248 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable quarterly on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 9.09% as of December 31, 2006. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets.

On October 27, 2006, the Company issued $8,248 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 27, 2036. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.71% for an effective rate of 7.10% as of December 31, 2006. The debt securities can be called at any time commencing on October 27, 2011, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 in Heritage Oaks Capital Trust II. The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatorily redeemable preferred securities and is included in other assets.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I and II into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. As of December 31, 2006, the Company has included $14.35 million of the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Note #9 - Income Taxes

The current and deferred amounts of the provision (benefit) for income taxes were:

	Year Ending December 31,
	2006	2005	2004
Federal Income Tax
Current	$2,924	$3,045	$2,031
Deferred	(191)	(134)	16
Total Federal Taxes	2,733	2,911	2,047

State Franchise Tax
Current	1,087	1,291	706
Deferred	(29)	(99)	6
Total State Franchise Tax	1,058	1,192	712
Total Income Taxes	$3,791	$4,103	$2,759

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #9 - Income Taxes, Continued

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$3,554	34.0	$3,652	34.0	$2,497	34.0
State income taxes, net of federal
income tax benefit	698	7.2	768	7.2	507	6.9
Tax exempt income and other, Net	(461)	(4.9)	(317)	(3.0)	(245)	(3.4)
Total Tax Provision	$3,791	36.3	$4,103	38.2	$2,759	37.5

The net deferred tax asset is determined as follows:

	2006	2005
Deferred Tax Assets
Reserves for loan losses	$1,605	$1,414
Fixed assets	233	357
Accruals	1,233	800
Investment securities valuation	-	109
Deferred Fees	84	231
Net operating loss carryforward	345	506
Total Deferred Tax Assets	3,500	3,417
Deferred Tax Liabilities
Fair value adjustment for purchased assets	363	480
Investment securities valuation	55	-
Deferred costs, prepaids and FHLB	668	579
Total Deferred Tax Liabilities	1,086	1,059
Net Deferred Tax Assets	$2,414	$2,358

As part of a transaction with Hacienda Bank, the Company has approximately $1.0 million of net operating losses (NOL) available for carry forward at December 31, 2006. The realization of the NOL is limited for federal tax purposes and for state tax purposes under current tax law. Any amount not utilized for federal tax purposes will expire on various years through 2014.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #10 - Commitments and Contingencies, Continued

As of December 31, 2006 and 2005, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2006	2005

Commitments to extend credit	$166,540	$167,698
Standby letters of credit	17,691	17,033
	$184,231	$184,731

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

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
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #11 - Regulatory Matters, Continued

			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital to risk-weighted assets:
Company	$61,973	12.36%	$40,112	8.0%	N/A	N/A
Heritage Oaks Bank	56,179	11.21%	40,092	8.0%	$50,115	10.0%

Tier 1 capital to risk-weighted assets:
Company	57,729	11.51%	20,062	4.0%	N/A	N/A
Heritage Oaks Bank	51,935	10.37%	20,033	4.0%	30,049	6.0%

Tier 1 capital to average assets:
Company	57,729	11.00%	20,993	4.0%	N/A	N/A
Heritage Oaks Bank	51,935	9.89%	21,005	4.0%	26,256	5.0%

As of December 31, 2005
Total capital to risk-weighted assets:
Company	$50,736	11.93%	$34,022	8.0%	N/A	N/A
Heritage Oaks Bank	48,071	11.33%	33,942	8.0%	$42,428	10.0%

Tier 1 capital to risk-weighted assets:
Company	46,692	10.98%	17,010	4.0%	N/A	N/A
Heritage Oaks Bank	44,027	10.38%	16,966	4.0%	25,449	6.0%

Tier 1 capital to average assets:
Company	46,692	9.61%	19,435	4.0%	N/A	N/A
Heritage Oaks Bank	44,027	9.11%	19,331	4.0%	24,164	5.0%

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

Note #12 - Salary Continuation Plan

The Company established salary continuation plan-agreements with the President, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer and certain Senior Vice Presidents, as authorized by the Board of Directors. These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company’s liability under these Agreements were approximately $1,617 and $1,250 at December 31, 2006 and 2005, respectively, and are included in other liabilities in the Company’s Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the plan. The cash surrender values of these life insurance policies totaled approximately $9,435 and $7,706, at December 31, 2006 and 2005, respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #13 - Employee Benefit Plans

401(k) Pension Plan

During 1994, the Company established a savings plan for employees that allow participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25 percent of the employee’s contribution. Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service. Expenses of the savings plan were approximately $148, $109, and $93, for the years ended December 31, 2006, 2005, and 2004, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year. The amount of the annual contribution to the ESOP is at the discretion of the Board of Directors. The contributions made to this plan were approximately $364 in 2006, $216 in 2005 and $206 in 2004.

Note #14 - Share-Based Compensation Plans

At December 31, 2006, the Company had two stock option plans, which are described below.

The “1990 Stock Option Plan”

The Company adopted the 1990 Stock Option Plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of grant. Options granted vest at a rate of 25 percent per year for four years and expire no later than ten years from the date of grant. The plan provided for issuance of up to 350,075 shares of the Company’s un-issued common stock and is subject to the specific approval of the Board of Directors. The Company’s 1990 stock option plan expired in July 2000.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #14 - Equity Compensation Plans, Continued

The following tables summarize information about the 1990 stock option plan outstanding at December 31, 2006.

2006
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractural	Intrinsic
	Shares	Price	Term (Years)	Value ($)
Outstanding at beginning of year	3,136	$2.55
Granted
Cancelled	-	$-
Exercised	-	$-
Outstanding at end of year	3,136	$2.55	0.53	$48,138

Options available for granting at
end of year	-
Options exercisable at year-end	3,136	$2.55	0.53	$48,138
Weighted-average fair value of
options granted during the year	-

The “1997 Stock Option Plan”

The Company adopted the 1997 Stock Option Plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 427,531 shares of the Company’s unissued common stock and is subject to the specific approval of the Board of Directors.

During 1999, the Board of Directors approved an amendment to the 1997 Stock Option Plan. Under this amendment, the plan provides for issuance of up to 241,288 additional shares of the Company’s common stock.

On May 26, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the “2005 Plan”). Pursuant to stockholder approval, no further grants will be made from the 1997 Stock Option Plan.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the yeard ended
	31-Dec-05	31-Dec-04
Dividend Yield	0.00%	0.00%
Expected life (years)	7.50	10.00
Expected volatility	24.00%	24.00%
Risk-free rate	4.11%	4.22%
Weighted average grant date fair value of options granted	$5.24	$4.89

No options were granted during 2006.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #14 - Equity Compensation Plans, Continued

The following summarizes information about the 1997 stock option plan outstanding at December 31, 2006.

	2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractural	Intrinsic
	Shares	Price	Term (Years)	Value ($)
Outstanding at beginning of year	522,780	$5.20
Granted	-	$-
Cancelled	(1,739)	$6.48
Exercised	(87,607)	$3.95
Outstanding at end of year	433,434	$5.45	3.65	$5,396

Options available for granting at
end of year	-
Options exercisable at year-end	368,525	$4.51		$4,935
Weighted-average fair value of
options granted during the year	-

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three years ended 2006, 2005 and 2004 was $887, $2,043 and $340, respectively. The Company received income tax benefits of $365, $588 and $136 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the exercise of non-qualified employee stock options, and disqualifying dispositions in the exercise of incentive stock options. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The amount of excess tax benefit classified as a financing cash flow in at December 31, 2006 was $365. As of December 31, 2006, there was approximately $256 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a period of 3.1 years.

The “2005 Equity Based Compensation Plan”

On May 26, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the “2005 Plan”). Upon approval by stockholders, no further grants would be made from the 1997 Stock Option Plan. The 2005 Plan authorizes the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards. The 2005 Plan provides for a maximum of ten percent (10%) of the Company’s issued and outstanding shares of common stock as of March 25, 2005 and adjusted on each anniversary thereafter to be ten percent (10%) of the then issued and outstanding number of shares.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #14 - Equity Compensation Plans, Continued

The Company grants restricted stock periodically as a part of the 2005 Plan for the benefit of employees. Restricted shares issued are typically new shares and currently vest in five years with a “cliff” vesting. The following table summarizes information about non-vested restricted shares as of December 31, 2006 and changes for the year ended December 31, 2006:

	For the year ended
	December 31, 2006
	Restricted Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	3,750	$16.57
Granted	67,050	$19.00
Vested	-	$-
Forfeited/expired	(4,750)	$17.11

Balance, end of period	66,050	$19.00

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $220 and $3 for the years ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement related to restricted stock was $80 for the year ended December 31, 2006. No restricted shares vested during 2006 and 2005. At December 31, 2006, there was $1,038 of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 4.0 years.

Note #15 - Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company. These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms.

An analysis of loans to directors and executive officers is as follows:

	2006	2005
Outstanding Balance, Beginning of Year	$14,603	$5,213
Additional loans made	3,715	10,181
Repayments	(2,840)	(791)
Outstanding Balance, End of Year	$15,478	$14,603

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to approximately $3,513 and $3,619, respectively.

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
DECEMBER 31, 2006, 2005, AND 2004
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

The estimated fair value of financial instruments at December 31 is summarized as follows:

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$23,034	$23,034	$44,559	$44,559
Interest-bearing deposits	318	318	298	298
Investments and mortgage-backed securities	38,445	38,445	44,402	44,402
FHLB and FRB stock	2,350	2,350	1,885	1,885
Loans receivable, net of deferred fees and costs	443,358	444,396	366,516	364,652
Loans held for sale	1,764	1,764	3,392	3,392
Accrued interest receivable	2,627	2,627	1,977	1,977

Liabilities
Noninterest-bearing deposits	153,005	153,005	164,014	164,014
Interest-bearing deposits	267,516	268,991	253,783	253,958
FHLB advances	50,000	50,163	10,000	10,071
Securities sold under repurchase agreements	1,364	1,364	3,847	3,847
Notes payable	-	-	-	-
Junior Subordinated Debentures	16,496	16,352	8,248	8,248
Accrued interest payable	851	851	511	511

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and
standby letters of credit	$184,231	$1,842	$184,731	$1,847

The following methods and assumptions were used by the Company in estimating fair value disclosures:

• Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

• Interest Bearing Deposits

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
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

• Junior Subordinated Debentures

The fair value disclosed for junior subordinated debentures is based on carrying amounts. The debentures are variable-rate notes that re-price frequently.

• Off-balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #18 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. Share information has been retroactively adjusted for the stock dividend as discussed in Note #20.

	2006		2005		2004
	Net		Net		Net
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$6,662		$6,637		$4,584
Shares outstanding at year-end		6,345,639		6,231,982		6,013,260
Impact of weighting shares
purchased during the year		(11,715)		(64,045)		(22,762)
Used in Basic EPS	6,662	6,333,924	6,637	6,167,937	4,584	5,990,498
Dilutive effect of outstanding
stock options		261,869		383,452		444,270
Used in Dilutive EPS	$6,662	6,595,793	$6,637	6,551,389	$4,584	6,434,768

Note #19 - Other Income/Expense

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Fees and Other Income
ATM/Debit Card Transaction/Interchange Fees	$711	$629	$583
Bankcard merchant fees	122	160	116
Mortgage origination fees	552	897	602
Earnings on cash surrender value of
life insurance policies	393	323	294
Other	757	482	446
	$2,535	$2,491	$2,041

Other Expenses
Data processing	$2,138	$2,200	$2,570
Advertising and promotional	851	582	515
Regulatory fees	112	106	114
Other professional fees and outside services	1,207	802	530
Legal fees and other litigation expenses	154	122	76
Loan department costs	147	182	181
Stationery and supplies	327	311	374
Director fees	290	247	179
Core deposit amortization	300	573	421
Other	1,249	1,356	1,212
Total	$6,775	$6,481	$6,172

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands, except per share amounts)

Note #20 - Cash Dividends, Stock Dividends and Stock Splits

Stock Dividends and Stock Splits

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

Cash Dividends

On April 21, 2006, the Board of Directors of Heritage Oaks Bancorp, declared a special $0.25 cents per-share dividend for all shareholders of record on May 8, 2006, payable on May 19, 2006.

On July 21, 2006, the Board of Directors of Heritage Oaks Bancorp, declared the Company’s first quarterly cash dividend of $0.08 cents per-share for all shareholders of record on August 11, 2006, payable on August 25, 2006.

On October 20, 2006, the Board of Directors of Heritage Oaks Bancorp, the Board declared an $0.08 per-share quarterly cash dividend for all shareholders of record on November 3, 2006, payable on November 17, 2006.

Note #21- Stock Repurchase Program

In July 2006, the Company adopted a stock repurchase program authorizing the repurchase of up to 40,000 shares of Company stock. In October 2006, the Board of Directors approved the authorization to repurchase an additional 60,000 shares of Company stock to its current stock repurchase program, which now provides for a total of up to 100,000 shares. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions.

During the year ended December 31, 2006, 40,000 shares were repurchased and retired under the repurchase program. As of December 31, 2006, under the plan, the Company has the authority to purchase 60,000 shares of Company stock through July 2007.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECMEBER 31, 2006, 2005, AND 2004
(Dollars in thousands)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company)

Balance Sheets

	2006	2005
Assets
Cash	$7,276	$487
Federal funds sold	-	2,150
Total cash and cash equivalents	7,276	2,637
Prepaid and other assets	627	443
Investment in subsidiaries	58,523	50,428

Total Assets	$66,426	$53,508
Liabilities and Stockholders' Equity
Notes payable	$-	$-
Junior subordinated debentures	16,496	8,248
Other liabilities	458	415

Total Liabilities	16,954	8,663

Stockholders' Equity
Common stock	29,583	29,255
Retained earnings	19,889	15,590

Total Stockholders' Equity	49,472	44,845
Total Liabilities and
Stockholders' Equity	$66,426	$53,508

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECMEBER 31, 2006, 2005, AND 2004
(Dollars in thousands)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company), Continued

Statements of Income

	2006	2005	2004
Income
Equity in undisbursed income of subsidiaries	$7,297	$7,201	$5,039
Interest income	73	65	21
Other	-	31	57
Total Income	7,370	7,297	5,117
Expense
Salary expense	114	85	75
Equipment expense	(57)	(10)	15
Other professional fees and outside services	254	268	130
Interest expense	839	583	517
Other	-	126	112
Total Expense	1,150	1,052	849
Total Operating Income	6,220	6,245	4,268

Income tax benefit	(442)	(392)	(316)

Net Income	$6,662	$6,637	$4,584

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECMEBER 31, 2006, 2005, AND 2004
(Dollars in thousands)

Note #22 - Condensed Financial Information of Heritage Oaks Bancorp (Parent Company), Continued

Statements of Cash Flows

	2006	2005	2004
Cash Flows From Operating Activities
Net income	$6,662	$6,637	$4,584
Adjustments to Reconcile Net Income to Net Cash
Provided By/(Used in) Operating Activities
Depreciation	-	8	15
Increase in other assets	(981)	(56)	229
Increase in other liabilities	281	18	10
Share-based compensation expense	25	-	-
Undistributed income of subsidiaries	(7,297)	(7,201)	(5,039)
Net Cash Used In Operating Activities	(1,310)	(594)	(201)

Cash Flows From Investing Activities
Net Proceeds from sale of fixed assets	-	900	-
Contribution to subsidiary	311	-	-
Net Cash Provided By/(Used In) Investing Activities	311	900	-

Cash Flows From Financing Activities
Cash dividends received	-	-	3,500
Cash paid in lieu of fractional shares	-	(12)	(6)
Cash dividends paid	(2,602)	-	-
Issuance of junior subordinated debentures	8,248	-	-
Increase/(decrease) in notes payable	-	-	(3,500)
Stock repurchased	(720)	-	-
Proceeds from the exercise of options	712	1,275	335
Net Cash Provided By
Financing Activities	5,638	1,263	329

Net Increase in Cash
and Cash Equivalents	4,639	1,569	128
Cash and Cash Equivalents, Beginning of Year	2,637	1,068	940

Cash and Cash Equivalents, End of Year	$7,276	$2,637	$1,068

Note #23 - Quarterly Financial Information (unaudited)

The following table provides a summary of results for the periods indicated:

	For the quarters ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2006	2006	2006	2006	2005	2005	2005	2005

Interest income	$9,932	$9,568	$8,666	$8,206	$8,349	$7,940	$7,139	$6,748
Net interest income	6,951	7,022	6,635	6,447	6,787	6,593	6,015	5,763
Provision for credit losses	120	180	180	120	180	170	180	180
Non-interest income	1,301	1,222	1,211	1,218	1,222	1,389	1,267	1,132
Other expenses	5,539	5,384	5,048	4,984	4,857	4,875	4,563	4,423
Income before provision for income taxes	2,593	2,680	2,618	2,561	2,972	2,937	2,539	2,292
Net income	$1,649	$1,733	$1,673	$1,606	$1,809	$1,805	$1,606	$1,417
Earnings per common share:
Basic	$0.26	$0.27	$0.26	$0.26	$0.29	$0.29	$0.26	$0.23
Diluted	$0.25	$0.26	$0.25	$0.24	$0.27	$0.28	$0.25	$0.22

ITEM 9.  CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and subsequent results are communicated to executive management providing the ability to make timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS,,EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2006.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A. See (Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

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

THE COMPANY

/s/ Lawrence P. Ward	/s/ Margaret A. Torres
LAWRENCE P. WARD	MARGARET A. TORRES
President and Chief Executive Officer Dated: March 1, 2007	Executive Vice President, Chief Financial Officer and Principal Accounting Officer Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ B.R. Bryant	Chairman of the Board	March 1, 2007
B.R. BRYANT

/s/ Donald H. Campbell	Vice Chairman	March 1, 2007
DONALD H. CAMPBELL	of the Board of Directors

/s/ Kenneth Dewar	Director	March 1, 2007
KENNETH DEWAR

/s/ Mark C. Fugate	Director	March 1, 2007
MARK C. FUGATE

/s/ Dolores T. Lacey	Director	March 1, 2007
DOLORES T. LACEY

/s/ Merle F. Miller	Director	March 1, 2007
MERLE F. MILLER

/s/ Michael Morris	Director	March 1, 2007
MICHAEL MORRIS

/s/ Daniel J. O’Hare	Director	March 1, 2007
DANIEL J. O’HARE

/s/ Alex Simas	Director	March 1, 2007
ALEX SIMAS

/s/ Ole K. Viborg	Director	March 1, 2007
OLE K. VIBORG

/s/ Lawrence P. Ward	Director	March 1, 2007
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