Form 10-Q
period 2007-03-31
HERITAGE OAKS BANCORP
filed 2007-05-09
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission File No. 0-25020

HERITAGE OAKS BANCORP
(Exact name of registrant as specified in charter)

STATE OF CALIFORNIA	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 31, 2007 there were approximately 6,410,829 shares outstanding of the Registrant’s common stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements and notes begin on next page.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars amounts in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$26,501	$19,164
Federal funds sold	8,620	3,870
Total cash and cash equivalents	35,121	23,034
Interest bearing deposits with other banks	318	318
Securities available for sale	37,620	38,445
Federal Home Loan Bank Stock, at cost	3,085	2,350
Loans Held For Sale	5,300	1,764
Loans, net (2)	460,303	439,277
Property, premises and equipment, net	14,551	14,581
Cash surrender value of life insurance	9,528	9,435
Deferred tax assets	3,218	2,414
Goodwill	4,864	4,865
Core deposit intangible	1,059	1,148
Other assets	3,967	4,143
TOTAL ASSETS	$578,934	$541,774

LIABILITIES
Deposits:
Demand, non-interest bearing	$146,406	$153,005
Savings, NOW, and money market deposits	169,860	146,110
Time deposits of $100 or more	33,269	30,630
Time deposits under $100	95,476	90,776
Total deposits	445,011	420,521
FHLB advances and other borrowed money	60,000	50,000
Securities sold under agreement to repurchase	1,387	1,364
Junior subordinated debentures	16,496	16,496
Other liabilities	4,875	3,921
Total liabilities	527,769	492,302
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding
6,410,829 and 6,345,639 as of March 31, 2007
and December 31, 2006, respectively.	29,802	29,247
Additional paid in capital	428	336
Retained earnings	20,809	19,809
Accumulated other comprehensive income	126	80
Total stockholders' equity	51,165	49,472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$578,934	$541,774

(1) These numbers have been derived from the audited financial statements.

(2) Loans net of deferred fees of $1,598 and $1,625 and allowance for loan loss of $4,312 and $4,081 at March 31, 2007 and December 31, 2006, respectively

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollar amounts in thousands except per share date)

	For the three months
	ended March 31,
	2007	2006
Interest Income:

Interest and fees on loans	$9,816	$7,489
Investment securities	448	489
Federal funds sold and commercial paper	31	226
Time certificates of deposit	8	2
Total interest income	10,303	8,206

Interest Expense:

Now accounts	28	21
MMDA accounts	667	571
Savings accounts	24	28
Time deposits of $100 or more	209	138
Other time deposits	1,212	694
Other borrowed funds	1,129	307
Total interest expense	3,269	1,759

Net interest income before provision for possible loan losses	7,034	6,447
Provision for loan losses	140	120
Net interest income after provision for loan losses	6,894	6,327

Non-Interest Income:
Service charges on deposit accounts	613	568
Other income	618	650
Total non-interest income	1,231	1,218

Non-Interest Expense:
Salaries and employee benefits	3,250	2,783
Occupancy and equipment	715	622
Other expenses	1,729	1,579
Total non-interest expenses	5,694	4,984
Income before provision for income taxes	2,431	2,561
Provision for applicable income taxes	921	955
Net Income	$1,510	$1,606

Earnings per share:
Basic	$0.24	$0.26
Fully Diluted	$0.23	$0.24

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
March 31, 2007 and March 31, 2006
(dollar amounts in thousands except shares outstanding)

	Common Stock					Accumulated
	Number of		Additional Paid-In	Comprehensive	Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income	Equity
Balance, December 31, 2006	6,345,639	29,247	336		19,809	80	49,472
Exercise of stock options
(including $338 tax benefit from exercise of stock options)	64,190	555					555
Cash dividend of $0.08 per share paid on February 16, 2007					(510)		(510)
Share-based compensation expense			92				92
Issuance of restricted stock awards	1,000
Stock repurchased
Comprehensive income:
Net income				1,510	1,510		1,510
Unrealized security holding gains (net of $31 tax)						46	46
Total comprehensive income				$1,510
Balance, March 31, 2007	6,410,829	29,802	428		20,809	126	51,165

Balance, December 31, 2005	6,231,982	29,255	-		15,748	(158)	44,845
Exercise of stock options
(including $95 tax benefit from exercise of stock options)	32,741	192	-				192
Share-based compensation expense		74	-				74
Issuance of restricted stock awards	65,800	-	-				-
Comprehensive income:
Net income				1,606	1,606		1,606
Unrealized security holding gains (net of $8 tax)				12		12	12
Total comprehensive income				$1,618
Balance, March 31, 2006	6,330,523	29,521	-		17,354	(146)	46,729

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar amounts in thousands)

	For the three months
	ended March 31,
	2007	2006
Net Income	$1,510	$1,606
Other Comprehensive Income Before Taxes:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during period	77	20
Other comprehensive income before taxes	77	20
Income tax expense related to items in comprehensive income	(31)	(8)
Other Comprehensive Income Net of Taxes	46	12
Comprehensive Income	$1,556	$1,618

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
(dollar amounts in thousands)

	For the three month
	periods ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	1,510	1,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	207
Provision for possible loan losses	140	120
Amortization of premiums/discounts on investment securities, net	(21)	2
FHLB stock dividends received	(30)	(22)
Amortization of intangible assets	89	75
Share-based compensation expense	92	74
(Increase)/decrease in loans held for sale	(3,536)	398
Net (increase) in cash surrender value of life insurance	(93)	(71)
(Increase) in deferred tax asset	(835)	-
(Increase)/decrease in other assets	175	143
Excess tax benefit related to share-based compensation expense	(338)	(95)
Increase in other liabilities	1,292	132
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(1,290)	2,569
Cash flows from investing activities:
Net Change in time deposits	-	(20)
Purchase of available-for-sale securities	-	(1,190)
Proceeds from principal reductions and maturities
of available-for-sale mortgage backed securities	923	1,765
Purchase of FHLB stock	(705)	-
Increase in loans, net	(21,257)	(10,674)
Allowance for loan and lease loss recoveries	92	-
Purchase of property, premises and equipment, net	(235)	(1,357)
NET CASH USED IN INVESTING ACTIVITIES	(21,182)	(11,476)
Cash flows from financing activities:
Increase in deposits, net	24,491	3,922
Increase in FHLB borrowing	10,000	-
Increase/(decrease) in repurchase agreements	23	(1,893)
Excess tax benefit related to share-based compensation expense	338	95
Proceeds from exercise of stock options	217	97
Cash dividend paid	(510)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,559	2,221
Net increase/(decrease) in cash and cash equivalents	12,087	(6,686)
Cash and cash equivalents, beginning of period	23,034	44,559
Cash and cash equivalents, end of period	35,121	37,873
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,126	$1,715
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

Note 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying un-audited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust I and Heritage Oaks Capital Trust II are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain amounts in the consolidated financial statements for the year ended December 31, 2006 and the three month period ended March 31, 2006 may have been reclassified to conform to the presentation of the consolidated financial statements in 2007.

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

The following table sets forth the amortized cost and fair values of investment securities available for sale at March 31, 2007 and December 31, 2006:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$198	$-	$(3)	$195
Mortgage-backed securities	21,028	15	(301)	20,742
Obligations of state and political subdivisions	16,175	535	(36)	16,674
Other Securities	9	-	-	9
Total	$37,410	$550	$(340)	$37,620

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2006	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$205	$-	$(4)	$201
Mortgage-backed securities	21,959	16	(381)	21,594
Obligations of state and political subdivisions	16,139	540	(38)	16,641
Other securities	9	-	-	9
Total	$38,312	$556	$(423)	$38,445

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
(dollars in thousands)	2007	2006
Commercial, financial, and agricultural	$91,476	$84,976
Real estate-construction/land	106,542	105,712
Real estate - other	252,080	237,401
Home equity lines of credit	9,617	10,792
Installment loans to individuals	5,705	5,598
All other loans (including overdrafts)	793	504
Total loans, gross	466,213	444,983

Less - deferred loan fees, net	(1,598)	(1,625)
Less - reserve for possible loan losses	(4,312)	(4,081)

Total loans, net	$460,303	$439,277

Loans held for sale	$5,300	$1,764

Concentration of Credit Risk

At March 31, 2007, approximately $368.2 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At March 31, 2007, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $16.5 million and un-disbursed loan commitments in the approximate amount of $170 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers.

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

An analysis of the changes in the reserve for possible loan losses for the periods indicated below is as follows:

	For the three months ended		For the year ended
(dollars in thousands)	March 31, 2007	March 31, 2006	December 31, 2006

Balance at beginning of period	$4,081	$3,881	$3,881
Additions charged to operating expense	140	120	600
Loans charged off	(1)	-	(561)
Recoveries of loans previously charged off	92	4	161
Balance at end of period	$4,312	$4,005	$4,081

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

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Bank adopted SFAS No.114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114), as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses may 0vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three months ended March 31, 2007 is consistent with prior periods.

The allowance for loan losses as a percentage of total net loans was 0.94% as of March 31, 2007 and 0.93% as of December 31, 2006. Management believes that the allowance for loan losses at March 31, 2007 is prudent and warranted, based on information currently available.

Note 4. EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

The following table shows the number of shares used to calculate earnings per share for the three months ending
March 31, 2007:

	For the three months ending
	March 31,
	2007	2006
Net Income	$1,510,333	$1,606,256
Basic	$0.24	$0.26
Diluted	$0.23	$0.24
Shares:
Basic	6,384,150	6,283,890
Diluted	6,605,942	6,643,432

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and as part of the analysis of the impact of FIN 48 the company’s Chief Financial Officer and tax accounting firm engaged in discussions surrounding a potential disclosure issue related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). It was concluded that a previous position taken on the Company’s 2004 and 2005 tax returns in regard to deferred loan fees can not be supported and that amended returns will be filed for those periods. For income tax purposes, both Federal and Franchise, this is a “timing” issue and does not flow through the Income Statement. The Balance Sheet is impacted to the extent that current taxes payable is increased and offset by a deferred tax asset in the same amount.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. The adoption of this statement has not had a material impact on the Company’s financial condition, results of operations and cash flows.

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement has not had a material impact on the Company’s statement of condition, results of operations and cash flows.

FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 on its financial statements.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS No. 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material effect on the financial position of the company at March 31, 2007.

ESTABLISHING THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES: In February of 2007, the FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect to adopt SFAS No. 159 prior to the required period and does not anticipate that the adoption of SFAS 159 will have a material effect on the Company's financial condition.

Note 6. SHARE-BASED COMPENSATION

As of March 31, 2007, the Company had three share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. These plans include two stock option plans and the 2005 Equity Based Compensation Plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods.

Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition, measurement and pro forma disclosure provisions of APB No. 25, the original provisions of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148). No share-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.

Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date. For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term. The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

As a result of the Company’s January 1, 2006 adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements on income before income taxes and on net income related to stock options expense were reductions of $28 thousand and $17 thousand, respectively for the three months ended March 31, 2007. The change had no significant impact on basic or diluted earnings per share for the three months ended March 31, 2007. During the same period last year, the Company reported reductions of $74 thousand in income before income taxes and $47 thousand in net income related to the expensing of stock options. There was no impact on basic earnings per share and a $0.01 impact on diluted earnings per share for the period ended March 31, 2006. Additionally, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows, upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The share-based compensation expense related to stock options recognized in the condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value for options outstanding and options exercisable as of March 31, 2007 and 2006 respectively. Intrinsic value is calculated by taking the difference between the Company’s closing stock price on the last trading day for the first quarters of 2007 and 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2007 and 2006 respectively.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)
Options outstanding, January 1, 2007	433,432	$5.45
Granted	-	-
Exercised	(64,190)	3.39
Forfeited	(995)	10.78

Options outstanding, March 31, 2007	368,247	$5.79	3.78	$4,439

Exercisable at March 31, 2007	318,222	$5.00	3.27	$4,088

Options outstanding, January 1, 2006	525,692	$5.19
Granted	-	-
Exercised	(32,742)	2.97
Forfeited	-	-

Options outstanding, March 31, 2006	492,950	$5.33	4.40	$6,983

Exercisable at March 31, 2006	415,616	$4.37	3.70	$6,281

The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $821 thousand and $520 thousand respectively. The total fair value of options vested and expensed, net of tax, for the first quarter of 2007 and 2006 was $17 thousand and $47 thousand respectively. No options were granted during the three months ended March 31, 2007 or in the entirety of 2006.

The total unrecognized compensation cost related to non-vested stock options as of March 31, 2007 and 2006, was $198,776 and $552,804 respectively. The total remaining cost as of March 31, 2007 is expected to be recognized over a weighted-average period of 1.25 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. The Company records compensation expense relating to restricted share awards. For the three and months ended March 31, 2007 and 2006 the Company recorded compensation expense, net of tax, of $37 thousand and $25 thousand respectively The total unrecognized compensation cost related to restricted stock awards as of March 31, 2007 and 2006, was $984,940 and $1,225,815 respectively. The majority of remaining compensation cost related to restricted stock awards at March 31, 2007 is expected to be recognized over the next 3.75 years.

Note 7. RECLASSIFICATIONS

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism. (Refer to the Company’s December 31, 2006 10-K, ITEM 1A. Risk Factors.) The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending March 31, 2007 and 2006. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

THE COMPANY

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Bank"), a 12 branch bank serving San Luis Obispo and northern Santa Barbara Counties. In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware. The Trust is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

On April 23, 2007 the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I. Heritage Oaks Capital Trust I was formed for the sole purpose of issuing junior subordinated debt securities. As a result of the redemption of all the junior subordinated debt securities the Company held associated with Heritage Oaks Capital Trust I, the trust is tentatively scheduled to be dissolved within the second quarter of 2007.

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

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Earnings and Financial Condition Overview

For the three months ended March 31, 2007, the Company earned $1.5 million or $0.23 per diluted share. This, when compared to the $1.6 million or $0.24 per diluted share the Company earned in the year ago period, represents an approximate 6.0% decline. The decline in earnings is primarily attributable to higher interest and non-interest expenses. Interest income for the three months ended March 31, 2007 rose 25.6% to $10.3 million over the same period last year. The increase is mainly due to the continued strength the company has seen in its loan portfolio, with the balance of total gross loans increasing by $87.5 million or 23.1% over the year ago period. As mentioned, the increase in interest income was slightly offset by an increase in interest expense of approximately $1.5 million or 85.8% over the year ago period. This has been the result of increased competition in our local markets to attract lower cost core deposits in addition to some customers moving deposit balances from lower interest bearing accounts to higher interest bearing accounts. Year-to-date, non-interest expense increased to $5.7 million, compared to $5.0 million in the same period a year ago. At the end of 2005 the Company began a branding initiative which included an extensive assessment, both internally and externally of all bank delivery channels. Recommended actions were incorporated into a comprehensive Marketing Strategic Plan which is currently in process of implementation. The increase in non-interest expense has been primarily the result of expenses related to the branding project, the addition of staff including the EVP / Human Resources and EVP/ Product Delivery and full service branch expansion within the bank’s existing footprint in the town of Templeton. The Company has invested significant resources in these new initiatives throughout 2006 in an effort to improve our service delivery and image and expect to continue the investment in 2007 with the expectation of returns on these investments adding to shareholder value.

As a result of the increase in operating expenses, the efficiency ratio was 68.89% for the first quarter of 2007 compared to 65.02% for the same period in 2006. On a linked quarter basis, the efficiency ratio was 67.10% and 65.31%for the fourth and third quarters of 2006, respectively. The efficiency ratio measures non-interest expenses as a percent of revenues. Although the company’s efficiency ratio has risen over the last three periods, we believe the significant investments the Company has mentioned above are necessary to position the company for future growth.

As of March 31, 2007, total assets were $578.9 million. This represents a 6.9% increase over the prior period ended December 31, 2006. The growth in assets is mainly due to the strength in the loan portfolio, with net loans increasing $21.0 million or 4.8% during the first quarter. Growth in the loan portfolio is attributable to the balance of commercial real estate loans increasing by $14.7 million or 6.2% during the first three months of 2007. Asset quality also remained strong with non-performing loans representing only 0.03% of total loans at March 31, 2007. The company’s limited exposure to mortgage lending has helped to isolate us from some of the recent problems experienced within that segment of the market. Total deposits also increased by $24.5 million or 5.8% over the prior period ended December 31, 2006. The growth in deposit balances is mainly due to a $17.2 million or 22.2% increase in money market accounts associated with current promotions the Company rolled out during the first quarter to attract lower cost core deposits. We believe these promotions will continue to help the Company obtain lower cost sources of funding as we move through the remainder of 2007.

Recent Developments

On April 23, 2007 the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly-owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus any accrued and unpaid interest as of the Redemption Date. The Company paid $379,011 for the standard interest payment due April 22, 2007, plus a payment of $8,248,000 for the principal amount that was redeemed. These amounts were funded from the Company’s general corporate reserves. Heritage Oaks Capital Trust I was formed for the sole purpose of issuing junior subordinated debt securities. As a result of the redemption of all the junior subordinated debt securities the Company held associated with Heritage Oaks Capital Trust I, the trust is tentatively scheduled to be dissolved within the second quarter of 2007.

On April 20, 2007 the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on May 18, 2007 to shareholders of record on May 4, 2007.

On April 19, 2007, The Bank’s Board of Directors gave the approval for management to pursue the sale and lease-back of four of the bank’s properties to an unaffiliated party. The bank has agreed to the initial terms to sell the four properties and to subsequently lease them from the unaffiliated party. The initial terms related to this transaction provide for a forty-five (45) day due diligence period in which the unaffiliated party will perform a thorough review of all the terms associated with this transaction. Pending the due diligence period and approval of all terms and conditions by both parties, the transaction is tentatively scheduled to close in June of 2007.The Bank has pursued this transaction in an effort to convert non-earning assets to earning assets, while retaining the use of these properties.

On January 23, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 17, 2007 to shareholders of record on February 2, 2007.

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

(dollars in thousands except share data)
	For the quarters ended
	03/31/07	12/31/06	09/30/06	06/30/06	03/31/06	12/31/05	09/30/05	06/30/05
Return on average assets	1.10%	1.24%	1.35%	1.37%	1.33%	1.47%	1.44%	1.37%
Return on average equity	12.10%	13.64%	14.54%	14.33%	13.92%	16.38%	17.03%	15.94%
Average equity to average assets	9.07%	9.11%	9.25%	9.59%	9.58%	8.97%	8.47%	8.60%

Net interest margin	5.66%	5.77%	6.07%	6.04%	5.98%	6.06%	5.80%	5.68%
Efficiency ratio*	68.89%	67.12%	65.31%	64.34%	65.02%	60.65%	61.08%	62.66%
Average loans to average deposits	108.23%	105.03%	97.15%	94.37%	90.15%	89.84%	89.60%	91.91%
Net Income	$1,510	1,649	$1,733	$1,673	$1,606	$1,808	$1,805	$1,606

Earnings Per Share:
Basic	$0.24	0.26	$0.27	$0.26	$0.26	$0.29	$0.29	$0.26
Diluted	$0.23	0.25	$0.26	$0.25	$0.24	$0.27	$0.28	$0.25
Outstanding Shares:
Basic	6,384,150	6,355,466	6,350,727	6,337,712	6,283,890	6,223,500	6,186,045	6,167,571
Diluted	6,605,942	6,598,355	6,594,626	6,670,942	6,643,432	6,592,000	6,499,178	6,524,849

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

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three months ended March 31, 2007 and March 31, 2006 reflect the impact of increases in short term rates as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2006 Annual Report, Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which was filed on Form 10-K.

The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses

The Company considers its policy regarding the allowance for loan and lease losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan and lease losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

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

See Note 3 to the Consolidated Financial Statements for further discussion on allowance for loan and lease losses.

Securities Available for Sale

The fair values of most securities that are designated available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in the 2006 Annual Report, Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which was filed on form 10-k, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, the Company would be required to take a charge against earnings to write down the assets to the lower value. The Company determined that there was no impairment at December 31, 2006.

RESULTS OF OPERATIONS

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

The table below sets forth changes for the three months ended March 31, 2007 and March 31, 2006 the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to changes in average balances or changes in average rates.

	For the three months ended
(dollars in thousands)	March 31, 2007 over 2006
	Volume	Rate	Total
Interest income:
Loans (1)	$1,916	$411	$2,327
Investment securities taxable	(71)	27	(44)
Investment securities non-taxable (2):	16	(2)	14
Taxable equivalent adjustment (2):	(5)	1	(5)
Interest-bearing deposits	-	-	-
Federal funds sold	(243)	48	(195)
Net increase (decrease)	1,612	485	2,097
Interest expense:
Savings, now, money market	(44)	144	100
Time deposits	380	209	589
Other borrowings	623	33	656
Long term borrowings	166	(1)	165
Net increase (decrease)	1,126	384	1,510
Total net increase (decrease)	$487	$100	$587

(1)	Loan fees of $288 and $350 for the three months ending March 31, 2007 and 2006, respectively have been included in interest income computation.

(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

The table below sets forth for each major category on the balance sheet the average balance, interest income or expense associated with each category, average yields and rates, and net interest income and margin for the three months ended March 31, 2007 and March 31, 2006. The average balance of non-accruing loans has been included in loan totals.
(dollars in thousands)	For the three months ending March 31, 2007			For the three months ending March 31, 2006
			Income/			Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$318	3.83%	$3	$306	3.98%	$3
Investment securities taxable	24,216	4.61%	275	30,200	4.28%	319
Investment securities non-taxable	16,652	4.34%	178	15,706	4.36%	169
Federal funds sold	2,411	5.21%	31	20,640	4.44%	226
Loans (1) (2)	460,825	8.64%	9,816	370,083	8.21%	7,489
Total interest earning assets	504,422	8.28%	10,303	436,935	7.62%	8,206

Allowance for possible loan losses	(4,180)			(3,948)
Other assets	57,629			48,802
TOTAL ASSETS	$557,871			$481,789

Interest Bearing Liabilities:
Savings/NOW/money market	158,745	1.84%	720	172,543	1.46%	620
Time deposits	125,973	4.57%	1,421	89,973	3.75%	832
Other borrowings	57,241	5.32%	751	12,670	4.45%	139
Federal funds purchased	3,128	5.70%	44	-	-	-
Long Term Debt	16,496	8.19%	333	8,248	8.26%	168
Total interest-bearing liabilities	361,583	3.67%	3,269	283,434	2.52%	1,759
Demand deposits	141,073			148,020
Other liabilities	4,612			4,201
Stockholders' equity
Common stock	29,338			29,352
Additional paid in capital	371			-
Retained earnings	20,825			16,884
Valuation allowance investments	69			(102)
Total stockholders' equity	50,603			46,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$557,871			$481,789

Net Interest Income			$7,034			$6,447
Net Interest Margin (3)		5.66%			5.98%

(1)	Nonaccrual loans have been included in total loans.

(2)	Loan fees of $288 and $350 for the three months ending March 31, 2007 and 2006, respectively.

(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4)	Annualized Rate using actual number of days in period.

The table below sets forth changes in average balances on interest earning assets and their respective yields for the period ended March 31, 2007 compared to the period ended March 31, 2006.

	Average Balance for the three months ending				Average Yield for the three months ending
(dollars in thousands)	March 31,		Variance		March 31,
Interest Earning Assets:	2007	2006	dollar	percentage	2007	2006	Variance
Time deposits with other banks	$318	$306	$12	3.92%	3.83%	3.98%	-0.15%
Investment securities taxable	24,216	30,200	(5,984)	-19.81%	4.61%	4.28%	0.32%
Investment securities non-taxable	16,652	15,706	946	6.02%	4.34%	4.36%	-0.03%
Federal funds sold	2,411	20,640	(18,229)	-88.32%	5.21%	4.44%	0.77%
Loans (1) (2)	460,825	370,083	90,742	24.52%	8.64%	8.21%	0.43%

Total interest earning assets	$504,422	$436,935	$67,487	15.45%	8.28%	7.62%	0.67%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $288 and $350 for the three months ending March 31, 2007 and 2006, respectively.

The Company has been able to increase the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Additions to the loan portfolio for the three months ending March 31, 2007 were achieved under the Company’s established Loan Policy.

For the three months ending March 31, 2007 compared to the same period in 2006, the average yield on loans improved by 43 basis points. This has been primarily due to action by the Federal Reserve Bank of raising rates by 225 basis points from June 2005 through June 2006. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

The taxable investment portfolio gained in average yield due to extension of average life as the result of rising rates. Taxable investment securities decreased due to regular principal reductions on Mortgage Backed Securities (MBS).

While the Company’s balance sheet remains asset sensitive a competitive local market has caused deposit costs to outpace loan yields, applying pressure on the net interest margin. The Company continues to remain committed to aggressively pursuing core deposits to provide an inexpensive source of funding to fuel the continued growth in the loan portfolio. Additionally the re-branding initiative is expected to contribute to the acquisition of new low cost deposits.

The table below sets forth changes in average balances on interest bearing liabilities and the respective rates paid for the period ended March 31, 2007 compared to the period ended March 31, 2006.

	Average Balance for the three months ending				Average Rate for the three months ending
(dollars in thousands)	March 31,		Variance		March 31,
Interest Bearing Liabilities:	2007	2006	dollar	percentage	2007	2006	Variance
Savings/NOW/money market	$158,745	$172,543	$(13,798)	-8.00%	1.84%	1.46%	0.38%
Time deposits	125,973	89,973	36,000	40.01%	4.57%	3.75%	0.82%
Other borrowings	57,241	12,670	44,571	351.78%	5.32%	4.45%	0.87%
Federal funds purchased	3,128	-	3,128	100.00%	5.70%	-	5.70%
Long term debt	16,496	8,248	8,248	100.00%	8.19%	8.26%	-0.07%

Total interest-bearing liabilities	$361,583	$283,434	$78,149	27.57%	3.67%	2.52%	1.15%

For the three months ending March 31, 2007 compared to the same period in 2006, the Company’s average rate paid on average interest bearing liabilities increased by 115 basis points.

Non-Interest Income

The table below sets forth changes in non interest income for the three months ending March 31, 2007 compared to the same period in 2006.
	For three months ended March 31,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Service charges on deposit accounts	$611	$568	$43	7.6%
ATM/Debit Card Transaction/Interchange fees	176	175	1	0.6%
Bancard	58	25	33	132.0%
Mortgage origination fees	149	143	6	4.2%
Earnings on cash surrender value life insurance	106	84	22	26.2%
Gain on sale of SBA loans	-	19	(19)	-100.0%
Other	131	204	(73)	-35.8%
Total	$1,231	$1,218	$13	1.1%

For the three months ending March 31, 2007 as compared to the same period in 2006, non-interest income has remained relatively unchanged. The Company has experienced a modest increase in service charges on deposits as well as an increase in Bancard revenues.

Mortgage Origination Fees have remained relatively unchanged compared to March 31, 2006 seeing a slight 4.2% increase. Home sales have slowed with builders beginning to offer additional buyer incentives and lower prices. The area still remains desirable with prices considerably lower than the major metropolitan areas to the Company’s North and South. Reasonable mortgage rates and financing options such as interest only mortgages and 40 year loans have kept many in the market. The table below illustrates the decline in number of loans originated but an increase in dollar volume. Historically the first quarter of the year is one of the slowest for mortgage originations. The Company expects mortgage origination volume to continue to rise throughout the year as rates have begun to stabilize.

	For the three months ended March 31,
(dollars in thousands)	2007	2006	Variance
Dollar volume	$15,143	$13,708	10.5%

Number of loans	41	54	-24.1%

Non-Interest Expenses

The table below sets forth changes in non interest expense for the three months ending March 31, 2007 compared to the same period in 2006.

	For three months ended March 31,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Salaries and employee benefits	$3,250	$2,783	$467	16.8%
Occupany and equipment	715	622	93	15.0%
Data processing	533	528	5	0.9%
Advertising and promotional	214	185	29	15.7%
Regulatory fees	28	29	(1)	-3.4%
Other professional fees and outside services	334	240	94	39.2%
Legal fees and other litigation expense	28	17	11	64.7%
Loan department costs	42	33	9	27.3%
Stationery and supplies	94	69	25	36.2%
Director fees	74	76	(2)	-2.6%
Core deposit intangible amortization	88	75	13	17.3%
Other	294	327	(33)	-10.1%
Total	$5,694	$4,984	$710	14.2%

Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three months ending March 31, 2007 when compared to the same period in 2006. The increase was primarily a result of increased expenses related to the expansion of our Executive Management team contributing to higher officer salaries as well as additional staff to enhance relationship management. The addition of a full service branch within the bank’s existing footprint in the town of Templeton has resulted in an increase in salary and employee benefits as well as occupancy expenses.

Other Professional Fees and Outside Services

Other professional fees and outside services expenses increased for the quarter as a result of increases in a number of sub-categories including executive search expenses, consulting fees, audit fees, compliance and insurance costs. As competition within the primary market area has intensified, the Company has found it necessary to use the service of executive search firms when looking to either replace or add staff. The Company incurred additional expenses within this category related the appraisal of four properties that are being evaluated for a possible sale.

Advertising and Promotional

Late in 2006 one of the largest community banks in our market was acquired by a major multi-national financial institution. The Company feels that as a result of this acquisition it presents an opportunity for us to acquire new customer relationships, as we are now the largest independently owned community bank in our market. The Company feels the potential to acquire new relationships, and in turn lower cost core deposits, warrants additional advertising and marketing efforts which are beginning to be reflected in this expense category.

Provision for Income Taxes

The provision for income taxes was 37.9% and 37.3% of net pre-tax income for the three months ending March 31, 2007, and 2006, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $578.9 million at March 31, 2007 compared to $541.8 million at December 31, 2006. This represents an increase of $37.1 million or approximately 6.8%.

Loans

Total gross loans as of March 31, 2007, increased by $21.2 million over the prior period ended December 31, 2006. The growth in the loan portfolio was primarily attributable to a $14.7 million or 6.2% increase in commercial real estate loan balances as during the first quarter of 2007.

The table below sets forth changes from December 31, 2006 to March 31, 2007 in the composition of the loan portfolio and provides a summary of non-performing assets.

(dollars in thousands)	March 31,	December 31,	Variance
	2007	2006	dollar	percentage
Loan Classifications:
Commercial, financial, and agricultural	$91,476	$84,976	$6,500	7.65%
Real estate-construction/land	106,542	105,712	830	0.79%
Real estate - other	252,080	237,401	14,679	6.18%
Home equity lines of credit	9,617	10,792	(1,175)	-10.89%
Installment loans to individuals	5,705	5,598	107	1.91%
All other loans (including overdrafts)	793	504	289	57.44%
Total loans, gross	466,213	444,983	21,230	4.77%
Less - deferred loan fees, net	1,598	1,625	(27)	-1.67%
Less - reserve for possible loan losses	4,312	4,081	231	5.66%

Total loans, net	$460,303	$439,277	$21,026	4.79%

Loans held for sale	$5,300	$1,764	$3,536	200.43%

Asset Quality:

Loans delinquent 90 days or more	$2	$-
Non-accruing loans	143	55
Total non-performing loans	$145	$55
Foreclosed collateral	-	-
Total non-performing assets	$145	$55
Ratio of allowance for credit losses to total gross	0.92%	0.92%
Ratio of allowance for credit losses to total non-
performing loans	2974%	7420%
Ratio of non-performing loans to total gross loans	0.03%	0.01%
Ratio of non-performing loans to total assets	0.03%	0.01%

The increase in commercial, financial and agricultural loans is attributed primarily to a $2.5 million loan to acquire a chain of hair salons, a $1.5 million loan to a winery, a $1.2 million agricultural property loan, $1.2 million to an accounting firm and numerous other new $0.5 to $1.0 million business lines of credit to medical groups, contractors and others.

The small increase in real estate-construction loans can be attributed to new construction projects and the funding of existing construction projects. New loans include: a hotel project for $1.2 million, an addition to a strip center for $1.5 million, a spec residence for $1.4 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 30 years with 10 to 15 year maturities.

The increase in commercial real estate loans is attributed to several of the construction loans moving into amortizing loans and to new commercial property loans. During the period, numerous loans were also refinanced and paid off through out of area lenders and mortgage brokers. New loans include an airport fuel/service facility for $4.3 million, a medical office for $1.3 million, an auto dealership for $1.5 million, a metal fabrication building for $1.0 million and several smaller real estate loans.

The Bank presently has a concentration of loans in construction/land in the amount of $106.4 million which represents 198% of the Company’s Tier I Capital. Of this, 58% are owner occupied thus the concentration is 140% net of owner occupied. Un-disbursed commitments total $31.7 million which combined with disbursed represent 257% of the Bank’s Tier I Capital with 66% owner occupied. At March 31, 2007 there were 74 construction loans with outstanding balances and remaining commitments of approximately $81.4 million and $29.0 million, respectively. The single largest construction loan has an original commitment amount of approximately $12.6 million with a balance of approximately $7.4 million at March 31, 2007. The loan is for an office complex in San Luis Obispo, Ca. At March 31, 2007, there were 56 land loans with an aggregate balance of approximately $24.9 million. The single largest land loan is for a residential tract development with a commitment of $4.8 million and balance of $2.3 million. While these loans may be considered somewhat riskier than certain other real estate loans, the construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.

Single family residence construction loans represent 20.3% of the total construction and land loan commitments. Land loans account for 20.8%, multiple family income properties for 9.6%, owner-occupied commercial properties for 27.7% and non-owner-occupied commercial properties for 21.7%. At March 31, 2007, there were no tract loans within this category.

Hotel loans disbursed are not considered to be a concentration with balances of $49.1 million which represents 91% of the Bank’s Tier I Capital. There are several hotel construction loans that increase total commitments to $66.3 million which represents a concentration at 123% of the Bank’s Tier I Capital. At March 31, 2007, there were 33 motel loans. The single largest loan is a construction loan for $9.2 million with $6.8 million disbursed, for luxury suite/spa facility located in Paso Robles, Ca. The hotel loans are also made to clients throughout our market. These loans have historically paid as agreed.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of Taxable Variable Rate Demand Bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility in San Luis Obispo. The project is 100% complete with lease up in process. The letter of credit will expire in September 2008.

Construction loan demand for both single family and commercial real estate moderated during the first quarter of 2007 caused primarily by an increase in interest rates and construction costs. Slowing home sales have caused some builders to begin offering buyer incentives, competitive mortgage rates, and creative financing options to help spur sales. As rates and cost of construction have risen the continued availability of affordable land for subdivision has allowed some builders to move to more rural communities within our market area in order to construct more affordable homes. Additionally, the market area continues to remain attractive with prices considerably lower than the major metropolitan areas to the Company’s North and South. Although a portion of the loan portfolio has seen a smaller amount of growth in the first quarter of 2007, indirectly related to the slow down in single family residential sales, the company believes, in the real estate market, that the desirability of the area and the diversity of the portfolio will provide some insulation against a significant slowing in growth overall in the Company’s market area.

Business properties are also in demand with relatively low vacancies and competitive loan rates. Commercial property values and rental rates increased during 2006. Lease absorption rates appear to have slowed during the first quarter of this year. Investors, many seeking exchange properties, continue to seek properties in our market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate (the rate at which a stream of future cash flows is discounted to find their present value) ranges over the last three years are: 6.5% to 7.5% in 2004, 5.5% to 6.5% in 2005, and 5.0% to 6.5% in 2006. Low capitalization rate properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank has, thus far, experienced continued growth in commercial real estate loans this year. Interest rate margins are expected to decrease somewhat due to competitive pressures and increasing cost of funds.

The following charts give a breakdown of types of Construction/Land Loans and types of Commercial Real Estate loans as of March 31, 2007:

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At March 31, 2007, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank has a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual. At March 31, 2007 non-accrual loans were $143 thousand.

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

Total Cash and Due from Banks

Total cash and due from banks were $26.5 million and $19.2 million at March 31, 2007 and December 31, 2006, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Federal Home Loan Bank, Federal Funds sold (funds the bank lends on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

The table below sets forth changes from December 31, 2006 to March 31, 2007 in the composition of other earning assets.

	March 31,	December 31,	Variance
(dollars in thousands)	2007	2006	dollar	percentage
Federal Home Loan Bank stock	$3,085	$2,350	$735	31.28%

Available-for-sale securities	37,620	38,445	$(825)	-2.15%

Federal funds sold	8,620	3,870	$4,750	122.74%

Interest bearing deposits other financial institutions	318	318	-	0.00%

Total other earning assets	$49,643	$44,983	$4,660	10.36%

Investments available-for-sale decreased due to prepayments on Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO).

Fed funds sold increased 122.74% when comparing March 31, 2007 to December 31, 2006. The amount of Fed funds sold can vary widely on a daily basis depending on the cash position of the bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity, and loan funding needs.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 2006, net unrealized gains in the portfolio were $133 thousand compared to a net unrealized gain of $76 thousand at March 31, 2007. This change in market value was driven by the slope of the yield curve remaining inverted with long-term 30-Year Treasury Bond rates yielding slightly less than the short-term 6- month T-Bill. The portfolio decreased in size due to principle reductions on MBS and CMOs.

At March 31, 2007, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of U.S. government agencies and corporations and mortgage backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2006 to March 31, 2007 in the composition of deposit categories.

					% of Total
(dollars in thousands)	March 31,	December 31,	Variance		Deposits
Deposits:	2007	2006	dollar	percentage	3/31/07
Non-interest bearing demand	$146,406	$153,005	$(6,599)	-4.31%	32.9%
Interest bearing demand	51,304	45,164	6,140	13.59%	11.5%
Savings	23,829	23,406	423	1.81%	5.4%
Money market	94,727	77,540	17,187	22.17%	21.3%
Time deposits of $100K or more	33,269	30,630	2,639	8.62%	7.5%
Time deposits under $100K	95,476	90,776	4,700	5.18%	21.5%
Total deposits	$445,011	$420,521	$24,490	5.82%	100%

Acquisition of core, low cost deposits has become the single biggest challenge facing the Company. Still, the Company has been able to increase deposits due to a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area. A shift to higher balances in time deposits is the result of fierce competition for deposits driving up short term CD rates coupled with funding requirements for loans. Additionally, the rise in money market balances is in part the result of current promotions designed to attract additional lower cost core deposits.

At March 31, 2007, non-interest bearing demand deposits provide 32.9% of total deposits compared to 36.4% at December 31, 2006. At March 31, 2007 and December 31, 2006, the Bank had three deposit relationships that it considers to be volatile. These deposits are held by three customers of the Bank that engage in mortgage related activities. As a percentage of total deposits, these accounts represented 9.2% or $41.1 million at March 31, 2007 compared to 10.5% or $44.1 million at December 31, 2006. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100 thousand, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $412.2 million represented 92.6% of total deposits at March 31, 2007. The Company has the ability to purchase funds through deposit brokers, but has no immediate plans to do so.

In October 2005, the Company renewed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. At March 31, 2007, the Company had a zero balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At March 31, 2007, the interest rate on the note was 8.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At March 31, 2007, the Bank had borrowings with the FHLB of $60.0 million collateralized by loans. The weighted average interest rate associated with these borrowings as of March 31, 2007 was 5.43%.

The table below sets forth the various advances the bank has obtained from the FHLB as of March 31, 2007:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$10,000	5.50%	Fixed	7/25/07
10,000	5.39%	Fixed	5/29/07
10,000	5.53%	Variable- Daily	Open-Ended
10,000	5.39%	Variable- Daily	9/28/07
10,000	5.37%	Variable- Daily	11/26/07
10,000	5.37%	Variable- Daily	12/12/07
$60,000	5.43%

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

At March 31, 2007, the Bank has a remaining borrowing capacity with existing collateral of approximately $45.5 million and $8.8 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $1.4 million in securities sold under repurchase agreements at March 31, 2007 compared to $1.4 million at December 31, 2006.

Capital

The Company's total stockholders’ equity was $51.2 million at March 31, 2007 compared to $49.5 million at December 31, 2006. The increase in capital was due to net income of $1.5 million, stock options exercised in the amount of $555 thousand, the capital impact of share-based compensation expense of $92 thousand, $510 thousand paid for a quarterly cash dividend, and an increase in accumulated other comprehensive income of $46 thousand.

Dividends

On April 20, 2007 the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on May 18, 2007 to shareholders of record on May 4, 2007.

On January 23, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 17, 2007 to shareholders of record on February 2, 2007.

On October 20, 2006, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on November 17, 2006 to shareholders of record on November 3, 2006

On July 21, 2006, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on August 25, 2006 to shareholders of record on August 11, 2006.

On April 21, 2006 the Company declared a $0.25 per share special cash dividend to be paid on May 19, 2006 to shareholders of record on May 8, 2006. The special dividend was declared in lieu of recent annual stock dividends the Company has declared.

Stock Repurchases

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of the Company’s common stock. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions.

On October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase to 100,000 for the repurchase plan that was adopted in July 2006.

Trust Preferred Securities

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7% for an effective rate of 9.09% as of March 31, 2007. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 thousand in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatorily redeemable preferred securities and is included in other assets. The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1.9 million on April 11, 2002 and capital contributions to the Bank for future growth.

On April 23, 2007 the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly-owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus any accrued and unpaid interest as of the Redemption Date. The Company paid $379,011 for the standard interest payment due April 22, 2007, plus a payment of $8,248,000 for the principal amount that was redeemed on that date. These amounts were funded from the Company’s general corporate reserves. Heritage Oaks Capital Trust I was formed for the sole purpose of issuing junior subordinated debt securities. As a result of the redemption of all the junior subordinated debt securities the Company held associated with Heritage Oaks Capital Trust I, the trust is tentatively scheduled to be dissolved within the second quarter of 2007.

On October 27, 2006, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 27, 2036. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.71% for an effective rate of 7.08% as of March 31, 2007. The debt securities can be called at any time commencing on October 27, 2011, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust II. The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.

The Company intends to use the proceeds of the sale of the Trust Preferred Securities issued to Heritage Oaks Capital Trust II for general corporate purposes which may include investment in the Bank, acquisitions, investments, payment of dividends and repurchases of our outstanding common stock.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I and II into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. As of March 31, 2007, the Company has included $14.9 million of the net junior subordinated debt associated with both Heritage Oaks Capital Trust I and Heritage Oaks Capital Trust II in its Tier1 Capital for regulatory capital purposes.”

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

At March 31, 2007, the Company had sufficient cash to service the existing $16.5 million in junior subordinated debenture interest payments for approximately six years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $5.8 million at March 31, 2007.

Regulatory Capital Requirements

Capital ratios for commercial banks in the United States are generally calculated using three different formulas. These calculations are referred to as the “Leverage Ratio” and two “risk-based” calculations known as: “Tier One Risk Based Capital Ratio” and the “Total Risk Based Capital Ratio.” These standards were developed through joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account that different types of assets have different levels of risk associated with them. Furthermore, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

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

Summarized below are the Company’s and the Bank’s capital ratios at March 31, 2007.

	Regulatory Standard		Heritage	Heritage
	Adequately	Well	Oaks	Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	10.87%	9.77%

Tier I Risk Based Captial Ratio	4.00%	6.00%	11.42%	10.26%

Total Risk Based Captial Ratio	8.00%	10.00%	12.28%	11.11%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $13.5 million. As of March 31, 2007, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is a member of the FHLB and has a collateralized borrowing capacity remaining of approximately $54 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At March 31, 2007, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 11.93% compared to 9.31% at December 31, 2006. The ratio of net loans to deposits (LTD), another key liquidity ratio, was 103.4% at March 31, 2007 compared to 104.5% at December 31, 2006 both of which remain within the Bank’s policy guidelines. While the Bank still provides the majority of loan funding with core deposits, due to the highly competitive nature of deposit gathering the Bank has found it necessary to rely on borrowed funds. With the banking industry’s common use of alternative funding sources, i.e. FHLB borrowing, in 2006 the Bank implemented a tracking ratio of Loan-to-Funding (LTF). This ratio is calculated by dividing gross loans by the sum of total deposits and alternative funding sources both available and used. At March 31, 2007 the LTF ratio was 81.75% compared to 82.93% at December 31, 2006 both of which remain within the Bank’s policy guidelines as well. The Bank’s key focus remains to increase core deposits and minimize alternative funding sources.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation over the past four-year period has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates creating in the decreasing rate environment a narrowing of the net interest margin and in the increasing rate environment for the past two years, a widening of the net interest margin. Rates have recently begun to level off and the Company’s net interest margin has seen a small amount of contraction over the past quarter narrowing by 11 basis points. There has been a great deal of news in the national media related to the rising rate environment leading to the inability of some borrowers in the single family residential sub-prime and alt- a markets to repay their debt. However, the Company’s primary focus is commercial lending and the strong underwriting requirements of the Company has continued to lend itself to outstanding asset quality as evidenced by a 0.03% non-performing loan to total net loan ratio as of March 31, 2007.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 10 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2006 10-K.

In the ordinary course of business, the Bank is a party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 5 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2006 10-K.

In connection with the $16.5 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $16.5 million, as of March 31, 2007, in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Northern Santa Barbara County and San Luis Obispo County, California, are subject to risks associated with the local economy.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2007 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable at this time.

	Shock Rate Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$25,192	$26,121	$27,194	$28,100	$29,012

$ Change from base	$(2,002)	$(1,073)	$-	$906	$1,817

% Change from base	-7.36%	-3.95%	0.00%	3.33%	6.68%

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio.

(dollars in thousands)

Total Gross Loans		Percent of
Rate Type	Balance	Total
Variable - daily	$191,495	41%
Variable other than daily	203,881	44%
Fixed rate	70,837	15%
Total gross loans	$466,213	100%

The table above identifies approximately 41% of the loan portfolio that will re-price immediately in a changing rate environment.

(dollars in thousands)

Total Gross Loans		Percent of
Re-Pricing	Balance	Total
< 1 Year	$267,541	57%
1-3 Years	116,352	25%
3-5 Years	51,893	11%
> 5 Years	30,428	7%
Total gross loans	$466,213	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.Risk Factors

During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2006 10k in response to Item A to Part I of Form 10k.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sale of Equity Securities

None.

Purchases of Equity Securities

On July 21, 2006, the Board of Directors adopted a one year stock repurchase plan in the initial amount of 40,000 shares. In October 2006, the Board of Directors adopted a resolution to increase the total number of shares available for repurchase under the plan to 100,000.

As of December 31, 2006, the Company had repurchased 40,000 shares of its common stock under the repurchase plan at an average market price of $17.95 per share. As of March 31, 2007, there were 60,000 shares of common stock available for purchase under the repurchase plan. During the three months ending March 31, 2007, the company made no additional purchases of its common stock under the repurchase plan.

The table below summarizes our Quarterly repurchases of our common equity securities:

Period	Total number of shares purchased	Average price paid per share	Total number of shares that may yet be purchased under the publicly announced plan
Q3 2006	15,000	$16.56	25,000
Q4 2006 (1)	25,000	$18.79	60,000
Q1 2007	-	-	60,000
Total	40,000	$17.95	60,000

(1) Includes the additional 60,000 shares added to the plan in October 2006

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

HERITAGE OAKS BANCORP

DATE: May 9, 2007

/s/ Lawrence P. Ward

Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres

Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)