Form 10-Q
period 2007-06-30
HERITAGE OAKS BANCORP
filed 2007-08-02
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 25, 2007 there were approximately 6,475,403 shares outstanding of the Registrant’s common stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements and notes begin on next page.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars amounts in thousands)

	(Unaudited)	(1)
	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$20,945	$19,164
Federal funds sold	43,505	3,870
Total cash and cash equivalents	64,450	23,034
Interest bearing deposits with other banks	318	318
Securities available for sale	36,018	38,445
Federal Home Loan Bank stock, at cost	3,119	2,350
Loans held for sale	3,329	1,764
Loans, net (2)	453,900	439,277
Property, premises and equipment, net	5,057	14,581
Cash surrender value of life insurance	9,621	9,435
Deferred tax assets	4,656	2,414
Goodwill	4,864	4,865
Core deposit intangible	971	1,148
Other assets	3,562	4,143
TOTAL ASSETS	$589,865	$541,774

LIABILITIES
Deposits:
Demand, non-interest bearing	$153,485	$153,005
Savings, NOW, and money market deposits	193,720	146,110
Time deposits of $100 or more	44,141	30,630
Time deposits under $100	97,761	90,776
Total deposits	489,107	420,521
FHLB advances and other borrowed money	30,000	50,000
Securities sold under agreement to repurchase	1,358	1,364
Junior subordinated debentures	8,248	16,496
Other liabilities	8,631	3,921
Total liabilities	537,344	492,302
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Common stock, no par value;
20,000,000 shares authorized; issued and outstanding 6,476,403 and 6,345,639 as of June 30, 2007 and December 31, 2006, respectively.	30,072	29,247
Additional paid in capital	520	336
Retained earnings	22,096	19,809
Accumulated other comprehensive (loss) / income	(167)	80
Total stockholders' equity	52,521	49,472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$589,865	$541,774

(1) These numbers have been derived from the audited financial statements.
(2) Loans net of deferred fees of $1,559 and $1,625 and allowance for loan loss of $4,520 and $4,081 at June 30, 2007 and December 31, 2006, respectively

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollar amounts in thousands except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$10,214	$8,018	$20,029	$15,507
Investment securities	437	490	885	978
Federal funds sold and commercial paper	162	156	193	382
Time certificates of deposit	10	2	18	5
Total interest income	10,823	8,666	21,125	16,872

Interest Expense:
Now accounts	43	23	71	44
MMDA accounts	946	549	1,613	1,120
Savings accounts	23	26	47	53
Time deposits of $100 or more	301	117	510	256
Other time deposits	1,276	846	2,488	1,539
Other borrowed funds	976	470	2,105	778
Total interest expense	3,565	2,031	6,834	3,790

Net interest income before provision for possible loan losses	7,258	6,635	14,291	13,082
Provision for loan losses	170	180	310	300
Net interest income after provision for loan losses	7,088	6,455	13,981	12,782

Non-Interest Income:
Service charges on deposit accounts	686	613	1,299	1,181
Other income	705	598	1,324	1,248
Total non-interest income	1,391	1,211	2,623	2,429

Non-Interest Expense:
Salaries and employee benefits	3,194	2,786	6,444	5,568
Occupancy and equipment	706	665	1,421	1,268
Other expenses	1,663	1,597	3,391	3,195
Total non-interest expenses	5,563	5,048	11,256	10,031

Income before provision for income taxes	2,916	2,618	5,348	5,180
Provision for applicable income taxes	1,116	945	2,037	1,900
Net Income	$1,800	$1,673	$3,311	$3,280

Earnings per share:
Basic	$0.28	$0.26	$0.52	$0.52
Fully Diluted	$0.27	$0.25	$0.50	$0.49

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
June 30, 2007 and 2006
(amounts in thousands except shares outstanding)

	Common Stock		Additional			Accumulated Other	Total
	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income	Equity
Balance, December 31, 2006	6,345,639	$29,247	$336		$19,809	$80	$49,472
Exercise of stock options (including $440 tax benefit from exercise of stock options)	129,764	825					825
Cash dividend of $0.08 per share paid on February 16, 2007					(510)		(510)
Cash dividend of $0.08 per share paid on May 18, 2007					(514)		(514)
Share-based compensation expense			184				184
Issuance of restricted stock awards	1,000	-					-
Comprehensive income:
Net income				3,311	3,311		3,311
Unrealized security holding losses (net of $164 tax benefit)				(247)		(247)	(247)
Total comprehensive income				$3,064
Balance, June 30, 2007	6,476,403	$30,072	$520		$22,096	$(167)	$52,521

Balance, December 31, 2005	6,231,982	$29,255			$15,748	$(158)	$44,845
Exercise of stock options (including $160 tax benefit from exercise of stock options)	46,164	323					323
Cash dividend of $0.25 per share paid on May 19, 2006					(1,586)		(1,586)
Share-based compensation expense		74					74
Issuance of restricted stock awards	70,050						-
Comprehensive income:
Net income				3,280	3,280		3,280
Unrealized security holding losses (net of $344 tax benefit)				(357)		(357)	(357)
Total comprehensive income				$2,923
Balance, June 30, 2006	6,348,196	$29,652	$-		$17,442	$(515)	$46,579

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar amounts in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Net Income	$1,800	$1,673	$3,311	$3,280
Other comprehensive (loss) / income before taxes:
Unrealized gains / (losses) on securities available for sale:
Unrealized holding (losses) arising during period	(488)	(1,102)	(411)	(701)
Other comprehensive (loss) before taxes	(488)	(1,102)	(411)	(701)
Income tax benefit related to items in comprehensive income	195	441	164	344
Other comprehensive (loss), net of taxes	(293)	(661)	(247)	(357)
Comprehensive income	$1,507	$1,012	$3,064	$2,923

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
(dollar amounts in thousands)

	For the six month
	periods ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,311	$3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	509	430
Provision for possible loan losses	310	300
Amortization of premiums/discounts on investment securities, net	(41)	(2)
FHLB stock dividends received	(64)	(45)
Amortization of intangible assets	177	150
Share-based compensation expense	184	74
(Increase) in loans held for sale	(1,565)	(2,724)
Net (increase) in cash surrender value of life insurance	(186)	(150)
(Increase) in deferred tax asset	(2,078)	-
Decrease/(increase) in other assets	582	(145)
Excess tax benefit related to share-based compensation expense	(440)	(160)
Increase/(decrease) in other liabilities	5,150	(387)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,849	621
Cash flows from investing activities:
Net change in time deposits	-	(20)
Purchase of available-for-sale securities	-	(1,190)
Proceeds from principal reductions and maturities of available-for-sale mortgage backed securities	2,057	3,587
Purchase of FHLB stock	(705)	-
Purchase of life insurance policies	-	(1,386)
Increase in loans, net	(15,062)	(23,489)
Allowance for loan and lease loss recoveries	129	16
Purchase of property, premises and equipment, net	(386)	(3,018)
Proceeds from sale of property, premises and equipment	9,401	-
NET CASH (USED IN) INVESTING ACTIVITIES	(4,566)	(25,500)
Cash flows from financing activities:
Increase in deposits, net	68,586	12,363
(Decrease)/increase in FHLB borrowing	(20,000)	20,000
Decrease in repurchase agreements	(6)	(1,832)
Decrease in junior subordinated debentures	(8,248)	-
Excess tax benefit related to share-based compensation expense	440	160
Proceeds from exercise of stock options	385	163
Cash dividends paid	(1,024)	(1,586)
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,133	29,268
Net increase in cash and cash equivalents	41,416	4,389
Cash and cash equivalents, beginning of period	23,034	44,559
Cash and cash equivalents, end of period	$64,450	$48,948

Supplemental disclosures of cash flow information:
Interest paid	$7,000	$3,543
Income taxes paid	$2,030	$2,015

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain amounts in the consolidated financial statements for the year ended December 31, 2006 and the three and six month period ended June 30, 2006 may have been reclassified to conform to the presentation of the consolidated financial statements in 2007.

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

The following table sets forth the amortized cost and fair values of investment securities available for sale at June 30, 2007 and December 31, 2006:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$196	$-	$(6)	$190
Mortgage-backed securities	19,876	8	(401)	19,483
Obligations of state and political subdivisions	16,215	292	(171)	16,336
Other securities	9	-	-	9
Total	$36,296	$300	$(578)	$36,018

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2006	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$205	$-	$(4)	$201
Mortgage-backed securities	21,959	16	(381)	21,594
Obligations of state and political subdivisions	16,139	540	(38)	16,641
Other securities	9	-	-	9
Total	$38,312	$556	$(423)	$38,445

At June 30, 2007, the securities portfolio had a net unrealized loss of approximately $278 thousand and $167 thousand, net of tax. This, when compared to the net unrealized gain of approximately $133 thousand and $80 thousand, net of tax the portfolio had at December 31, 2006 represents a decline in market value of approximately $411 thousand and $247 thousand, net of tax. The decline in fair value during 2007 can be attributed to an increase of approximately 32bp in the 10 year treasury during the first half of 2007.

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
(dollars in thousands)	2007	2006

Commercial, financial, and agricultural	$98,440	$84,976
Real estate-construction/land	100,998	105,712
Real estate - other	245,110	237,401
Home equity lines of credit	9,330	10,792
Installment loans to individuals	5,711	5,598
All other loans (including overdrafts)	390	504
Total loans, gross	459,979	444,983

Less - deferred loan fees, net	1,559	1,625
Less - reserve for possible loan losses	4,520	4,081

Total loans, net	$453,900	$439,277

Loans held for sale	$3,329	$1,764

Concentration of Credit Risk

At June 30, 2007, approximately $355.4 million of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents a slight increase of approximately $1.5 million when compared to the $353.9 million reported at December 31, 2006. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk. At June 30, 2007, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $16.7 million and un-disbursed loan commitments in the approximate amount of $173.5 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the reserve for possible loan losses for the periods indicated below is as follows:

	For the three months ended		For the six months ended		For the year ended
(dollars in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	December 31, 2006

Balance at beginning of period	$4,312	$4,005	$4,081	$3,881	$3,881
Additions charged to operating expense	170	180	310	300	600
Loans charged off	(19)	(502)	(20)	(502)	(561)
Recoveries of loans previously charged off	57	12	149	16	161
Balance at end of period	$4,520	$3,695	$4,520	$3,695	$4,081

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

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. Effective January 1, 1995, the Bank adopted SFAS No.114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three months ended June 30, 2007 is consistent with prior periods. The allowance for loan losses as a percentage of total gross loans was 0.98% as of June 30, 2007 and 0.92% as of December 31, 2006. Management believes that the allowance for loan losses at June 30, 2007 is prudent and warranted, based on information currently available.

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

The following table shows the number of shares used to calculate and the earnings per share for the three and six months ending June 30, 2007:

	For the three months ending		For the six months ending
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$1,800,532	$1,673,467	$3,310,864	$3,279,723
Basic	$0.28	$0.26	$0.52	$0.52
Diluted	$0.27	$0.25	$0.50	$0.49
Shares:
Basic	6,432,687	6,337,712	6,408,419	6,300,499
Diluted	6,692,467	6,670,942	6,684,067	6,653,951

Note 5. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. As part of the analysis of the impact of FIN 48 the company’s CFO and tax accounting firm engaged in discussions surrounding a potential disclosure issue related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). It was concluded that a previous position taken on the Company’s 2004 and 2005 tax returns in regard to Deferred Loan Fees can not be supported and that amended returns will be filed for those periods. For income tax purposes, both Federal and Franchise, this is a “timing” issue and does not flow through the Income Statement. The Balance Sheet is impacted to the extent that current taxes payable is increased and offset by a deferred tax asset in the same amount. The 2004 and 2005 amended tax returns were filed in June 2007.

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

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement has not had a material impact on its financial condition, results of operations or cash flows as of June 30, 2007.

FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on its financial statements.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The adoption of SFAS 158 has not had a material effect on the financial position of the company at June 30, 2007.

ESTABLISHING THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES: In February of 2007, the FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company did not adopt SFAS No. 159 prior to the required period and does not anticipate that the adoption of SFAS 159 will have a material effect on the Company's financial condition.

Note 6. SHARE-BASED COMPENSATION

As of June 30, 2007, the Company had three share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006. These plans include two stock option plans and the 2005 Equity Based Compensation Plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition, measurement and pro forma disclosure provisions of APB No. 25, the original provisions of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". No share-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.

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

As a result of the Company’s January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the three and six months ended June 30, 2007 on income before income taxes and on net after tax income were reductions of $92 thousand and $54 thousand and $184 thousand and $108 thousand, respectively. For the three and six months ended June 30, 2007, the change had no impact on basic and $.008 and $0.016 impact on diluted earnings per share, respectively. During the three and six months ended June 30, 2006, share-based compensation expense was $63 thousand and $37 thousand, net of tax and $181 thousand and $106 thousand, net of tax, respectively. For the same periods ended in 2006, the change had no impact on basic and $0.006 and $0.016 impact on diluted earnings per share, respectively. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows, upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The amount of expense associated with stock option awards for the three and six months ended June 30, 2007, was $17 thousand and $33 thousand, net of tax, respectively. The amount of expense associated with stock option awards for the first six months of 2006 was $74 thousand and $47 thousand, net of tax. Because the Company recorded compensation expense related to stock option awards above the required amount in the first quarter of 2006, The Company did not recognize any expense during the second quarter of 2006.

The share-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $249 thousand and $1,070 thousand, respectively. The total intrinsic value of options exercised for the three and six month periods ended June 30, 2006, was $184 thousand and $703 thousand, respectively. No options were granted during the three and six month periods ended June 30, 2007 or in the entirety of 2006.

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date period ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Total Intrinsic Value (in 000's)
Options outstanding, January 1, 2007	436,567	$5.43
Granted	-	-
Exercised	(129,764)	2.97
Forfeited	(997)	10.77
Options outstanding, June 30, 2007	305,806	$6.46	4.24	$3,545
Exercisable at June 30, 2007	264,029	$5.71	3.82	$3,257
Options outstanding, January 1, 2006	525,916	$5.19
Granted	-	-
Exercised	(46,162)	3.54
Forfeited	(2)	4.36
Options outstanding, June 30, 2006	479,752	$5.35	4.10	$5,351
Exercisable at June 30, 2006	410,661	$4.45	3.70	$4,948

As of June 30, 2007, there was a total of $171 thousand of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 1.15 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. For the three and six months ended June 30, 2007, the Company recorded compensation expense related to restricted share awards of $37 thousand and $75 thousand, net of tax, respectively. The total unrecognized compensation expense related to restricted share awards as of June 30, 2007 is $921 thousand or $542 thousand, net of tax. The remaining amount of compensation expense related to restricted share awards at June 30, 2007 is expected to recognized over the next 3.62 years. For the three and six months ended June 30, 2006, the Company recorded compensation expense related to restricted share awards in the amounts of $37 thousand and $62 thousand, net of tax, respectively. At June 30, 2006, there was a total of $1,163 thousand or $684 thousand, net of tax in unrecognized expense related to restricted share awards.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending June 30, 2007 and 2006. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

THE COMPANY

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Bank"), a 12 branch bank serving San Luis Obispo and northern Santa Barbara Counties. In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In April 2002, the Company formed Heritage Oaks Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware. The Trust is a wholly-owned, non-financial, non-consolidated subsidiary of the Company. On April 23, 2007 the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly-owned subsidiary of Heritage Oaks Bancorp. As a result of the redemption of these securities, the Trust was dissolved on June 1, 2007.

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

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Earnings and Financial Condition Overview

For the three months ended June 30, 2006, the Company earned $1.8 million or $0.27 per diluted share. This, when compared to the $1.7 million or $0.25 per diluted share the Company earned in the year ago period, represents an approximate 7.6% increase in net income. For the first six months of 2007 the Company earned $3.3 million or $0.50 per diluted share. This represents an approximate 1.0% increase in net income when compared to the $3.3 million or $0.49 per diluted share the Company earned in the first six months of 2006. The increase in net income for the current and year to date periods can be attributed to an approximate 25.0% increase in interest income for both periods respectively. The increase in interest income is mainly due to the continued strength the Bank has seen in the loan portfolio when compared to the same period last year as well as a rise in interest rates during 2007.

Interest expense for the current and year to date periods totaled $3.6 million and $6.8 million respectively. This represents approximate increases of $1.5 million and $3.0 million for both the three and six month periods ended June 30, 2007 when compared to the same periods ended in 2006. The increase in interest expense is mainly attributable to the strong deposit growth the Bank has experienced during 2007.

Non-interest expenses for the three and six month periods ended June 30, 2007 were $5.6 million and $11.3 million respectively. This represents approximate increases of 10.2% and 12.2% over the same periods ended in 2006. Increases in non-interest expenses can be attributed in part to higher professional fees and outside services, increased salaries and employee benefits related to the addition of a new full service branch in the town of Templeton, as well as additional advertising and promotional costs related to current promotions designed to attract core deposits.

Increases in interest income helped contribute to a notable decline in the Company’s efficiency ratio when compared to the first quarter. For the three months ended June 30, 2007 the efficiency ratio was 64.32% compared to 68.89% for the first three months of the year and 64.34% for the three months ended June 30, 2006. For the first half of 2007 and 2006 the efficiency ratio was 66.55% and 64.67% respectively.

Return on average equity for the three and six month periods ended June 30, 2007 was 13.84% and 12.99% respectively. This was down slightly from 14.37% and 14.25% for the same periods ended in 2006.

As of June 30, 2007, total assets were $589.9 million. This represents an 8.9% increase from the $541.8 million the Company reported at the end of 2006. The growth in total assets can be attributed to a $14.6 million increase in net loan balances as well as a $39.6 million increase in federal funds sold. The significant rise in federal funds sold can be attributed to significant increases in deposit balances during the first six months of the year. At June 30, 2007, total deposits were $489.1 million. This represents an increase of approximately $68.6 million or 16.3% over the $420.5 million the company reported at December 31, 2006. The growth in deposit balances can be attributed to a $35.7 million or 46.0% increase in money market accounts, which is the result of current promotions the Company rolled out in the first quarter to attract core deposits. Interest bearing demand and time deposit balances also contributed significantly to the rise in total deposits, adding $12.1 million and $20.5 million respectively when compared to the year ended December 31, 2006. The significant rise in total deposits has not only contributed to the rise in federal funds sold, but has also allowed the Bank to pay down higher cost Federal Home Loan Bank (“FHLB”) borrowings by $20.0 million during the first six months of 2007. FHLB borrowings were $30.0 million at June 30, 2007 compared to $50.0 million at December 31, 2006.

Recent Developments

On May 29, 2007 the Company announced that it had entered into an Agreement to Merge and Plan of Reorganization with Business First National Bank (“Business First”). Under the terms of the agreement, Business First will be acquired by Heritage Oaks Bancorp (“Heritage”) and merged into Heritage Oaks Bank, a wholly owned subsidiary of Heritage. Under the terms of the agreement and based on Heritage’s closing stock price as of May 29, 2007, Heritage will pay approximately $20.6 million for Business First, consisting of approximately 75% Heritage common stock and 25% cash. Pursuant to the terms of the agreement, Business First shareholders will receive 0.5758 shares of Heritage common stock for each share of Business First they own and $3.44 in cash. The merger is subject to the approval of Business First shareholders, applicable banking regulators, and other customary closing conditions. The transaction is expected to close in the fourth quarter of this year. Business First is located in Santa Barbara, California with two branches and had assets totaling approximately $154.4 million as of June 30, 2007.

On April 23, 2007 the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly-owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus accrued and unpaid interest as of the Redemption Date. The Company paid $379,011 for the standard interest payment due April 22, 2007, plus a payment of $8,248,000 for the principal amount to be redeemed on that date. These amounts were funded from the Company’s general corporate reserves. As a result of the redemption of the securities the Company held associated with Heritage Oaks Capital Trust I, the Trust was dissolved on June 1, 2007.

On May 11, 2007 the Company entered into a material definitive agreement to sell four of the Bank’s properties to First States Group, L.P. (“First States”) in a sale/leaseback transaction for $12,810,000. In connection with the sale, the Bank entered into a separate lease agreement with First States Investors, LLC to lease back three branches and one administrative facility under which the bank will continue to utilize the properties for the normal course of business. The three branches are located in Paso Robles, Arroyo Grande and Santa Maria, California. The administrative facility is located in Paso Robles, California. The initial annual base rents for the Paso Robles, Arroyo Grande, and Santa Maria branches are $198,594, $92,456, and $150,920 respectively. The initial annual base rent for the administrative facility is $454,730. Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term. Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms.

In connection with the sale of the properties mentioned, the Bank will recognize a gain of approximately $3.4 million. This gain will be amortized over a fifteen year period in accordance with sale-leaseback accounting rules. The gain had no impact on the Company’s results of operations for the three and six months ended June 30, 2007. However, in addition to deferring the gain on sale, the Company has recorded an income tax liability and a deferred tax asset in the approximate amounts of $1.3 million, directly related to the deferred gain on sale.

The following table provides a brief summary of the gain the Bank will recognize in connection with the sale of the properties previously mentioned:

Aggregate purchase price	$12,809,999
Net book value of properties sold	9,401,087
Gain on sale	3,408,912
Yearly amortization of gain	$227,261

The Company is currently exploring the best use for the funds received in connection with the sale.

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock, of which 40,000 shares have already been repurchased under the current plan.

On July 18, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on August 17, 2007 to shareholders of record on August 3, 2007.

On April 20, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on May 18, 2007 to shareholders of record on May 4, 2007.

On January 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 16, 2007 to shareholders of record on February 2, 2007.

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

(dollars in thousands except share data)
	For the quarters ended
	06/30/07	03/31/07	12/31/06	09/30/06	06/30/06	03/31/06	12/31/05	09/30/05
Return on average assets	1.25%	1.10%	1.24%	1.35%	1.38%	1.33%	1.47%	1.44%

Return on average equity	13.84%	12.10%	13.64%	14.54%	14.37%	13.92%	16.38%	17.03%

Average equity to average assets	9.02%	9.07%	9.11%	9.25%	9.59%	9.58%	8.97%	8.47%

Net interest margin	5.56%	5.66%	5.77%	6.07%	6.06%	5.98%	6.06%	5.80%

Efficiency ratio*	64.32%	68.89%	67.12%	65.31%	64.34%	65.02%	60.65%	61.08%

Average loans to average deposits	103.52%	108.23%	105.03%	97.15%	94.37%	90.15%	89.84%	89.60%

Net Income	$1,800	$1,510	$1,649	$1,733	$1,673	$1,606	$1,808	$1,805

Earnings Per Share:
Basic	$0.28	$0.24	$0.26	$0.27	$0.26	$0.26	$0.29	$0.29
Diluted	$0.27	$0.23	$0.25	$0.26	$0.25	$0.24	$0.27	$0.28
Outstanding Shares:
Basic	6,432,687	6,384,150	6,355,466	6,350,727	6,337,712	6,283,890	6,223,500	6,186,045
Diluted	6,692,467	6,605,942	6,598,355	6,594,626	6,670,942	6,643,432	6,592,000	6,499,178
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

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and six months ended June 30, 2007 and June 30, 2006 reflect the impact of increases in short term rates as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods.

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

Goodwill and Other Intangible Assets

As discussed in the 2006 Annual Report, Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which was filed on Form 10-K, we assess goodwill and other intangible assets each year for impairment. This assessment involves a “carrying amount comparison” that compares the fair value of the reporting unit to its carrying value (stated shareholders’ equity, including goodwill).. If the carrying value of a reporting unit materially exceeds its fair value, the Company would be required to take a charge against earnings to write down the assets to the lower value. The Company determined that there was no impairment at December 31, 2006.

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

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2007, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates.

(dollars in thousands)	For the three months ended June 30, 2007 over 2006			For the six months ended June 30, 2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$1,887	$309	$2,196	$3,805	$717	$4,522
Investment securities taxable	(53)	9	(44)	(124)	37	(87)
Investment securities non-taxable (2):	3	(5)	(2)	18	(8)	10
Taxable equivalent adjustment (2):	(1)	2	1	(6)	3	(3)
Interest-bearing deposits	-	-	-	-	1	1
Federal funds sold	14	(8)	6	(207)	17	(190)
Net increase (decrease)	1,850	307	2,157	3,486	767	4,253
Interest expense:
Savings, now, money market	72	342	414	16	498	514
Time deposits	440	174	614	820	383	1,203
Other borrowings	465	33	498	1,093	61	1,154
Long term borrowings	23	(15)	8	198	(25)	173
Net increase (decrease)	1,000	534	1,534	2,127	917	3,044
Total net increase (decrease)	$850	$(227)	$623	$1,359	$(150)	$1,209

(1)
Loan fees of $353 and $307 for the three months ending June 30, 2007 and 2006 respectively and $641 and $657 for the six months ending June 30, 2007 and 2006 respectively have been included in interest income computation.

(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

The tables below set forth the average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and six months ended June 30, 2007 and June 30, 2006. The average balance of non-accruing loans has been included in loan totals.

(dollars in thousands)	For the three months ending June 30, 2007			For the three months ending June 30, 2006
	Balance	Rate (4)	Income/ Expense	Balance	Rate (4)	Income/ Expense
Interest Earning Assets:
Investments with other banks	$318	2.52%	$2	$318	2.52%	$2
Investment securities taxable	23,636	4.53%	267	28,309	4.41%	311
Investment securities non-taxable	16,621	4.30%	178	16,446	4.37%	179
Federal funds sold	13,198	4.92%	162	11,791	5.31%	156
Loans (1) (2)	469,719	8.72%	10,214	382,470	8.41%	8,018
Total interest earning assets	523,492	8.29%	10,823	439,334	7.91%	8,666

Allowance for possible loan losses	(4,417)			(4,077)
Other assets	59,619			51,573
TOTAL ASSETS	$578,694			$486,830

Interest Bearing Liabilities:
Savings/NOW/money market	181,654	2.23%	1,012	163,633	1.47%	598
Time deposits	133,377	4.74%	1,577	94,605	4.08%	963
Other borrowings	55,607	5.55%	769	22,652	5.01%	283
Federal funds purchased	1,130	5.68%	16	257	6.24%	4
Long-term debt	10,242	7.48%	191	8,248	8.90%	183
Total interest-bearing liabilities	382,010	3.74%	3,565	289,395	2.81%	2,031
Demand deposits	138,696			147,058
Other liabilities	5,818			3,683
Stockholders' Equity:
Common stock	29,833			29,577
Additional paid in capital	467			-
Retained earnings	21,801			17,424
Valuation allowance investments	69			(307)
Total stockholders' equity	52,170			46,694
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$578,694			$486,830

Net Interest Income			$7,258			$6,635
Net Interest Margin (3)		5.56%			6.06%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $353 and $307 for the three months ending June 30, 2007 and 2006, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Rate is annualized using actual number of days in period.

(dollars in thousands)	For the six months ending June 30, 2007			For the six months ending June 30, 2006
	Balance	Rate (4)	Income/ Expense	Balance	Rate (4)	Income/ Expense
Interest Earning Assets:
Investments with other banks	$318	3.17%	$5	$312	2.59%	$4
Investment securities taxable	23,924	4.58%	543	29,250	4.34%	630
Investment securities non-taxable	16,636	4.30%	355	16,078	4.36%	348
Federal funds sold	7,834	4.97%	193	16,195	4.77%	383
Loans (1) (2)	465,297	8.68%	20,029	376,308	8.31%	15,507
Total interest earning assets	514,009	8.29%	21,125	438,143	7.77%	16,872

Allowance for possible loan losses	(4,299)			(4,010)
Other assets	58,630			50,299
TOTAL ASSETS	$568,340			$484,432

Interest Bearing Liabilities:
Savings/NOW/money market	170,263	2.05%	1,731	168,064	1.46%	1,217
Time deposits	129,695	4.66%	2,998	92,301	3.92%	1,795
Other borrowings	56,420	5.44%	1,521	17,688	4.82%	423
Federal funds purchased	2,123	5.70%	60	129	6.25%	4
Long-term debt	13,352	7.91%	524	8,248	8.58%	351
Total interest-bearing liabilities	371,853	3.71%	6,834	286,430	2.67%	3,790
Demand deposits	139,878			147,642
Other liabilities	5,218			3,941
Stockholders' Equity:
Common stock	29,587			29,465
Additional paid in capital	419			-
Retained earnings	21,316			17,159
Valuation allowance investments	69			(205)
Total stockholders' equity	51,391			46,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$568,340			$484,432

Net Interest Income			$14,291			$13,082
Net Interest Margin (3)		5.61%			6.02%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $641 and $657 for the six months ending June 30, 2007 and 2006, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Rate is annualized using actual number of days in period.

The tables below set forth changes for the three and six months ending June 30, 2007 compared to the same periods in 2006 for average interest earning assets and their respective average yields.

(dollars in thousands)	Average Balance for the three months ending June 30,		Variance		Average Yield for the three months ending June 30,
	2007	2006	dollar	percentage	2007	2006	Variance
Interest Earning Assets:
Time deposits with other banks	$318	$318	$-	0.00%	2.52%	2.52%	0.00%
Investment securities taxable	23,636	28,309	(4,673)	-16.51%	4.53%	4.41%	0.12%
Investment securities non-taxable	16,621	16,446	175	1.06%	4.30%	4.37%	-0.07%
Federal funds sold	13,198	11,791	1,407	11.93%	4.92%	5.31%	-0.39%
Loans (1) (2)	469,719	382,470	87,249	22.81%	8.72%	8.41%	0.31%
Total interest earning assets	$523,492	$439,334	$84,158	19.16%	8.29%	7.91%	0.38%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $353 and $307 for the three months ending June 30, 2007 and 2006, respectively have been included in the interest income computation.

(dollars in thousands)	Average Balance for the six months ending June 30,		Variance		Average Yield for the six months ending June 30,
	2007	2006	dollar	percentage	2007	2006	Variance
Interest Earning Assets:
Time deposits with other banks	$318	$312	$6	1.92%	3.17%	2.59%	0.58%
Investment securities taxable	23,924	29,250	(5,326)	-18.21%	4.58%	4.34%	0.24%
Investment securities non-taxable	16,636	16,078	558	3.47%	4.30%	4.36%	-0.06%
Federal funds sold	7,834	16,195	(8,361)	-51.63%	4.97%	4.77%	0.20%
Loans (1) (2)	465,297	376,308	88,989	23.65%	8.68%	8.31%	0.37%
Total interest earning assets	$514,009	$438,143	$75,866	17.32%	8.29%	7.77%	0.52%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $641 and $657 for the six months ending June 30, 2007 and 2006, respectively have been included in the interest income computation.

The Company has been able to increase the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Additions to the loan portfolio for the three and six months ending June 30, 2007 were achieved under the Company’s established Loan Policy.

For the three and six months ending June 30, 2007 compared to the same period in 2006, the average yield on loans improved by 31 and 37 basis points respectively. This has been primarily due to the rise in market interest rates from 2006 to 2007. From the end of the first quarter of 2006 to the end of the second quarter in 2007, the Prime rate rose by 50 basis points. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

The taxable investment portfolio gained in average yield due to extension of average life as the result of rising rates. Balances of taxable investment securities decreased due to regular principal reductions on Mortgage Backed Securities (MBS).

The tables below set forth changes for the three and six months ending June 30, 2007 compared to the same periods in 2006 for average interest bearing liabilities and the respective average rates paid.

(dollars in thousands)	Average Balance for the three months ending June 30,		Variance		Average Rate for the three months ending June 30,
	2007	2006	dollar	percentage	2007	2006	Variance
Interest Bearing Liabilities:
Savings/NOW/money market	$181,654	$163,633	$18,021	11.01%	2.23%	1.47%	0.76%
Time deposits	133,377	94,605	38,772	40.98%	4.74%	4.08%	0.66%
Other borrowings	55,607	22,652	32,955	145.48%	5.55%	5.01%	0.54%
Federal funds purchased	1,130	257	873	339.69%	5.68%	6.24%	-0.56%
Long term debt	10,242	8,248	1,994	24.18%	7.48%	8.90%	-1.42%
Total interest-bearing liabilities	$382,010	$289,395	$92,615	32.00%	3.74%	2.81%	0.93%

(dollars in thousands)	Average Balance for the six months ending June 30,		Variance		Average Rate for the six months ending June 30,
	2007	2006	dollar	percentage	2007	2006	Variance
Interest Bearing Liabilities:
Savings/NOW/money market	$170,263	$168,064	$2,199	1.31%	2.05%	1.46%	0.59%
Time deposits	129,695	92,301	37,394	40.51%	4.66%	3.92%	0.75%
Other borrowings	56,420	17,688	38,732	218.97%	5.44%	4.82%	0.61%
Federal funds purchased	2,123	129	1,994	1545.74%	5.70%	6.25%	-0.55%
Long term debt	13,352	8,248	5,104	61.88%	7.91%	8.58%	-0.67%
Total interest-bearing liabilities	$371,853	$286,430	$85,423	29.82%	3.71%	2.67%	1.04%

For the three and six months ending June 30, 2007 compared to the same period in 2006, the Company’s average yield on average interest bearing liabilities increased by 93 and 104 basis points respectively.

While the Company’s balance sheet remains asset sensitive a competitive local market has caused deposit costs to outpace loan yields, applying pressure on the net interest margin. For the quarter, the net interest margin was 5.56%, down slightly form 5.66% for the first quarter and 6.06% for the three months ended June 30, 2006. The Company’s recent success in deposit gathering has proved to be beneficial in helping to reduce higher cost sources of funding, but has also contributed to the rise in interest expense, which in turn places pressure on the net interest margin. However, the Company continues to remain committed to aggressively pursuing core deposits in an effort to provide additional sources of inexpensive funding to fuel the continued growth in the loan portfolio. Additionally, the re-branding initiative the Company has undertaken has and is expected to contribute to the acquisition of new low cost deposits.

Non-Interest Income

The tables below set forth changes for the three and six months ending June 30, 2007 compared to the same period in 2006 for non-interest income.

	For the three months ended
	June 30,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Service charges on deposit accounts	$684	$613	$71	11.6%
ATM/Debit Card transaction/interchange fees	201	185	16	8.6%
Bancard	59	29	30	103.4%
Mortgage origination fees	110	157	(47)	-29.9%
Earnings on cash surrender value life insurance	107	92	15	16.3%
Other	230	135	95	70.4%
Total	$1,391	$1,211	$180	14.9%

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Service charges on deposit accounts	$1,295	$1,181	$114	9.7%
ATM/Debit Card transaction/interchange fees	378	359	19	5.3%
Bancard	117	54	63	116.7%
Mortgage origination fees	259	300	(41)	-13.7%
Earnings on cash surrender value life insurance	213	175	38	21.7%
Other	361	360	1	0.3%
Total	$2,623	$2,429	$194	8.0%

For the three and six months ending June 30, 2007 as compared to the same period in 2006, non-interest income has risen by approximately $180 thousand and $194 thousand respectively. Service charges on deposit accounts and Bancard revenues contributed to the majority of the increase in other income for both the three and six months ended June 30, 2007. These increases are partly attributable to deposit growth and an increase in the number of customer relationships the Bank has obtained during 2007.

Mortgage origination fees declined in the three and six months ended June 30, 2007, when compared to the same periods in 2006. The rise in interest rates during the second quarter of 2007 has made the cost of borrowing less attractive than in previous quarters and as a result there has been a slowdown in resale transactions.

The table below illustrates the change in the number and total dollar volume of loans originated during the three and six months ended June 30, 2007 compared to the same periods ended in 2006.

	For the three months ended June 30,
(dollars in thousands)	2007	2006	Variance

Dollar volume	$14,477	$17,023	-15.0%

Number of loans	43	62	-30.6%

	For the six months ended June 30,
	2007	2006	Variance

Dollar volume	$29,620	$30,731	-3.6%

Number of loans	84	116	-27.6%

Non-Interest Expenses

The tables below set forth changes for the three and six months ending June 30, 2007 compared to the same period in 2006 for non-interest expense.

	For the three months ended
	June 30,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Salaries and employee benefits	$3,194	$2,786	$408	14.6%
Occupany and equipment	706	665	41	6.2%
Data processing	571	534	37	6.9%
Advertising and promotional	213	169	44	26.0%
Regulatory fees	28	28	-	-
Other professional fees and outside services	281	172	109	63.4%
Legal fees and other litigation expense	18	43	(25)	-58.1%
Loan department costs	28	49	(21)	-42.9%
Stationery and supplies	78	68	10	14.7%
Director fees	77	73	4	5.5%
Core deposit intangible amortization	88	75	13	17.3%
Other	281	386	(105)	-27.2%
Total	$5,563	$5,048	$515	10.2%

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Salaries and employee benefits	$6,444	$5,568	$876	15.7%
Occupany and equipment	1,421	1,268	153	12.1%
Data processing	1,105	1,062	43	4.0%
Advertising and promotional	427	354	73	20.6%
Regulatory fees	55	57	(2)	-3.5%
Other professional fees and outside services	625	408	217	53.2%
Legal fees and other litigation expense	46	60	(14)	-23.3%
Loan department costs	70	82	(12)	-14.6%
Stationery and supplies	172	137	35	25.5%
Director fees	147	148	(1)	-0.7%
Core deposit intangible amortization	177	150	27	18.0%
Other	567	737	(170)	-23.1%
Total	$11,256	$10,031	$1,225	12.2%

Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and six months ending June 30, 2007 over the same periods ended in 2006. The increase was primarily a result of increased expenses related to the expansion of our Executive Management team contributing to higher officer salaries as well as additional staff to enhance relationship management. The addition of a full service branch within the bank’s existing footprint in the town of Templeton has resulted in an increase in salary and employee benefits as well as occupancy expenses.

Other Professional Fees and Outside Services

Other professional fees and outside service expenses increased for the quarter and year to date periods ended June 30, 2007 when compared to the same period a year earlier as a result of increases in a number of sub-categories including executive search expenses, consulting fees, audit fees, compliance and insurance costs. As competition within the primary market area has intensified, the Company has found it necessary to use the service of executive search firms when looking to either replace or add staff. The Company also incurred additional expenses within this category related the appraisal of four properties that were evaluated and later sold in connection with the sale-lease back transaction the Company disclosed earlier in the quarter.

Advertising and Promotional

Late in 2006 one of the largest community banks in our market was acquired by a major multi-national financial services institution. The Company feels that this acquisition presents an opportunity for us to acquire new customer relationships, as we are now the largest independently owned community bank in our market. The Company feels the potential to acquire new relationships, and in turn lower cost core deposits, warrants additional advertising and marketing efforts, which have been reflected in this category. During the three and six months ended June 30, 2007, the Company has begun to see significant rises in core deposits which can be attributed in part to the additional expenses incurred within this category.

Provision for Income Taxes

The provision for income taxes was 38.3% and 36.1% and 38.1% and 36.7% of net pre-tax income for the three and six months ending June 30, 2007 and 2006, respectively.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $589.9 million at June 30, 2007 compared to $541.8 million at December 31, 2006. This represents an increase of $48.1 million or approximately 8.9%.

Loans

Total gross loans as of June 30, 2007, increased by $15.0 million over the year ended December 31, 2006. The growth in the loan portfolio was primarily attributable to a $13.5 million or 15.8% increase in commercial, financial, and agricultural loan balances during the first six months of 2007.

The table below sets forth changes from December 31, 2006 to June 30, 2007 for the composition of the loan portfolio:

(dollars in thousands)	June 30,	December 31,	Variance
	2007	2006	dollar	percentage
Loan Classifications:
Commercial, financial, and agricultural	$98,440	$84,976	$13,464	15.84%
Real estate-construction/land	100,998	105,712	(4,714)	-4.46%
Real estate - other	245,110	237,401	7,709	3.25%
Home equity lines of credit	9,330	10,792	(1,462)	-13.54%
Installment loans to individuals	5,711	5,598	113	2.01%
All other loans (including overdrafts)	390	504	(114)	-22.64%
Total loans, gross	459,979	444,983	14,996	3.37%

Less - deferred loan fees, net	1,559	1,625	(66)	-4.03%
Less - reserve for possible loan losses	4,520	4,081	439	10.75%

Total loans, net	$453,900	$439,277	$14,623	3.33%

Loans held for sale	$3,329	$1,764	$1,565	88.74%

Commercial, Financial & Agricultural

The increase in commercial, financial and agricultural loans is attributed primarily to a $2.5 million loan to acquire a chain of hair salons, four loans totaling $2.7 million to an oil field maintenance company for equipment, a $1.5 million loan to a winery, a $1.2 million agricultural property loan, $1.2 million to an accounting firm, $1.1 million to purchase a restaurant and numerous other new $0.5 to $1.0 million business lines of credit to medical groups, contractors and others.

Real Estate - Construction & Land

The decrease in real estate-construction loans can be attributed to construction loans moving into longer term mortgages and to payoffs through outside sources. New loans during the period include: a hotel project for $1.2 million, an addition to a strip center for $1.5 million, a spec residence for $1.4 million, a warehouse for $1.4 million, commercial/industrial buildings for $4.2 million, a hotel for $1.7 million, a land loan for $1.1 million and numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 30 years with 10 to 15 year maturities.

The Bank presently has a concentration of loans in construction/land in the amount of $100.9 million which represents 188% of the Company’s Tier I Capital. Of this, 47% are owner occupied thus the concentration is 141% net of owner occupied. Un-disbursed commitments total $26.6 million which combined with disbursed represent 238% of the Bank’s Tier I Capital with 38% owner occupied. At June 30, 2007 there were 65 construction loans with outstanding balances and remaining commitments of approximately $77.8 million and $24.4 million, respectively. The single largest construction loan has an original commitment amount of approximately $12.6 million with a balance of approximately $7.4 million at June 30, 2007. The loan is for an office complex in San Luis Obispo, California. At June 30, 2007, there were 52 land loans with an aggregate balance of approximately $23.2 million. The single largest land loan is for a residential tract development with a commitment of $4.8 million and balance of $3.0 million. While these loans may be considered somewhat riskier than certain other real estate loans, the construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner.

Single family residence construction loans represent 20.6% of the total construction and land loan commitments. Land loans account for 20.6%, multiple family income properties for 9.8%, owner-occupied commercial properties for 21.3% and non-owner-occupied commercial properties for 27.7%. At June 30, 2007, there were no tract loans within this category.

Real Estate - Commercial & Other

The increase in commercial real estate loans is attributed to several loans in the construction/land category moving into amortizing loans and to new commercial property loans. However, during the fist six months of 2007, the Bank booked new loans in this category including an airport fuel/service facility for $4.3 million, a medical office for $1.3 million, an auto dealership for $1.5 million, a metal fabrication building for $1.0 million and several smaller real estate loans. Additionally, during the period, numerous loans were also refinanced and paid off through out of area lenders and mortgage brokers.

Hotel loans disbursed are not considered to be a concentration with balances of $46.8 million which represents 95.5% of the Bank’s Tier I Capital. There are several hotel construction loans that increase total commitments to $62.1 million which represents a concentration at 116% of the Bank’s Tier I Capital. At June 30, 2007, there were 35 motel loans. The single largest loan is a construction loan for $9.2 million with $8.8 million disbursed, for luxury suite/spa facility located in Paso Robles, California. The hotel loans are also made to clients throughout our market. These loans have historically paid as agreed.

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

Summary of Market Condition

The Company’s market area continues to remain attractive with single family residence and commercial real estate prices considerably lower than the major metropolitan areas to the Company’s North and South. However, construction loan demand for both single family and commercial real estate moderated during the first half of 2007, caused primarily by an increase in interest rates, construction costs, and a decrease in consumer demand. As a result of slowing home sales, some builders have begun to offer buyer incentives, competitive mortgage rates, and creative financing options to help spur sales, but with little success. Although growth in the loan portfolio has moderated during the first half of 2007, indirectly related to the slowdown in single family residential sales, the Company believes the desirability of the area and the diversity of the portfolio will provide some insulation against a significant slowing in growth overall. Additionally, the Company has and will continue to monitor lending trends in order to take the appropriate steps if necessary to mitigate any material adverse impact the slowing of the single family residential market may have on the loan portfolio overall.

Business properties have remained in high demand with relatively low vacancies and competitive loan rates. Commercial property values and rental rates increased during 2006 and have remained relatively strong in 2007. Lease absorption rates appear to have slowed during the first half of this year. Investors, many seeking exchange properties, continue to pursue properties in our market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate (the rate at which a stream of future cash flows is discounted to find their present value) ranges over the last three years are: 6.5% to 7.5% in 2004, 5.5% to 6.5% in 2005, and 5.0% to 6.5% in 2006. Low capitalization rate properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank has, thus far, experienced continued growth in commercial real estate loans this year. Interest rate margins are expected to decrease somewhat due to competitive pressures and increasing cost of funds.

The following charts give a breakdown of types of Construction/Land Loans and types of Commercial Real Estate loans as of June 30, 2007:

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At June 30, 2007, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

The Bank has a non-accrual policy that requires a loan greater than 90 days past due to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual. At June 30, 2007 non-accrual loans were $555 thousand. Of this balance, approximately $277 thousand is secured by a first trust deed and approximately $87 thousand is SBA guaranteed.

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

The following table provides a summary of non-performing loans and assets as of June 30, 2007 compared to December 31, 2006 as well as key asset quality ratios:

	June 30,	December 31,
(dollars in thousands)	2007	2006

Loans delinquent 90 days or more and still accruing	$-	$-
Non-accruing loans	555	55
Total non-performing loans	$555	$55
Foreclosed collateral	-	-
Total non-performing assets	$555	$55

Ratio of allowance for credit losses to total gross loans	0.98%	0.92%

Ratio of allowance for credit losses to total non-performing loans	814%	7420%

Ratio of non-performing loans to total gross loans	0.12%	0.01%

Ratio of non-performing loans to total assets	0.09%	0.01%

Total Cash and Due from Banks

Total cash and due from banks was $20.9 million and $19.2 million at June 30, 2007 and December 31, 2006, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Federal Home Loan Bank stock, Federal Funds sold (funds the bank lends on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

The table below sets forth changes from December 31, 2006 to June 30, 2007 for the composition of other earning assets.

	June 30,	December 31,	Variance
(dollars in thousands)	2007	2006	dollar	percentage

Federal Home Loan Bank stock	$3,119	$2,350	$769	32.72%

Available-for-sale securities	36,018	38,445	(2,427)	-6.31%

Federal funds sold	43,505	3,870	39,635	1024.16%

Interest bearing deposits other financial institutions	318	318	-	0.00%

Total other earning assets	$82,960	$44,983	$37,977	84.43%

Investments available-for-sale decreased due to cash flow on Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO).

Federal funds sold increased $39.6 million when compared to December 31, 2006. The amount of Fed funds sold can vary widely on a daily basis depending on the cash position of the bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity, and loan funding needs.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2006, net unrealized gains in the portfolio were $133 thousand or $80 thousand, net of tax compared to a net unrealized loss of $278 thousand or $167 thousand, net of tax at June 30, 2007. This change in market value was driven in part by a year to date increase in interest rates, with the 10-year treasury yield increasing by approximately 32bp during the first half of 2007. The portfolio decreased in size mainly due to principle reductions on MBS and CMOs of approximately $2,057 thousand during the first six months of 2007.

At June 30, 2007, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of U.S. government agencies and corporations and mortgage backed securities issued by various agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2006 to June 30, 2007 for the composition of deposit categories.

					% of Total
(dollars in thousands)	June 30,	December 31,	Variance		Deposits
	2007	2006	dollar	percentage	6/30/07
Deposits:
Non-interest bearing demand	$153,485	$153,005	$480	0.31%	31.4%
Interest bearing demand	57,288	45,164	12,124	26.84%	11.7%
Savings	23,240	23,406	(166)	-0.71%	4.8%
Money market	113,192	77,540	35,652	45.98%	23.1%
Time deposits of $100K or more	44,141	30,630	13,511	44.11%	9.0%
Time deposits under $100K	97,761	90,776	6,985	7.69%	20.0%
Total deposits	$489,107	$420,521	$68,586	16.31%	100%

Acquisition of core deposits has become the single biggest challenge facing the Company. Still, the Company has been able to increase deposits due to a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area. A shift to higher balances in time deposits is the result of fierce competition for deposits driving up short term CD rates, which has resulted from increased demand in funding for loans. Additionally, the rise in money market balances is in part the result of current promotions designed to attract additional core deposits. This promotion has proved to be successful thus far, as the Company has been able to increase money market balances by approximately $36 million during the six months ended June 30, 2007.

At June 30, 2007, non-interest bearing demand deposits provide 31.4% of total deposits compared to 36.4% at December 31, 2006. At June 30, 2007 and December 31, 2006, the Bank had three deposit relationships that it considers to be volatile. These deposits are held by three customers of the Bank that engage in mortgage related activities. As a percentage of total deposits, these accounts represented 8.4% or $41.3 million at June 30, 2007 compared to 10.5% or $44.1 million at December 31, 2006. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted.

Core deposits (time deposits less than $100 thousand, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $445.0 million represented 91.0% of total deposits at June 30, 2007. This represents an increase of approximately $55.1 million or 14.1% over core deposit balances of $389.9 million reported at December 31, 2006. The Company has the ability to purchase funds through deposit brokers, but has no immediate plans to do so.

In October 2005, the Company renewed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. At June 30, 2007, the Company had a zero balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At June 30, 2007, the interest rate on the note was 8.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At June 30, 2007, the Bank had borrowings with the FHLB of $30.0 million collateralized by loans. The weighted average interest rate associated with these borrowings as of June 30, 2007 was 5.38%.

The table below sets forth the various advances the Bank has obtained from the FHLB as of June 30, 2007:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$10,000	5.39%	Variable	9/28/07
10,000	5.37%	Variable	11/26/07
10,000	5.37%	Variable	12/12/07
$30,000	5.38%

During the second quarter of 2007, the Bank paid down $20 million in FHLB advances. Strength in lower cost core deposit balances during the quarter has allowed the Bank to rely less on these higher cost sources of funding.

Upon maturity of the various advances shown in the table above, Management will assess balance sheet needs and determine how much if any and at what term it will borrow from the FHLB.

On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.

At June 30, 2007, the Bank has a remaining borrowing capacity with existing collateral of approximately $83.3 million and $5.5 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $1.4 million in securities sold under repurchase agreements at June 30, 2007 and December 31, 2006.

Capital

The Company's total stockholders’ equity was $52.5 million at June 30, 2007 compared to $49.5 million at December 31, 2006. The increase in capital was due to net income of $3.3 million, stock options exercised in the amount of $825 thousand, the capital impact of year-to-date share-based compensation expense of $184 thousand, $1,024 thousand paid year-to-date in quarterly cash dividends, and a decrease in accumulated other comprehensive income of $247 thousand.

Dividends

On July 18, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on August 17, 2007 to shareholders of record on August 3, 2007.

On April 20, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on May 18, 2007 to shareholders of record on May 4, 2007.

On January 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 16, 2007 to shareholders of record on February 2, 2007.

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

Stock Repurchases

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of the Company’s common stock. Purchases are to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program is one year and the timing of purchases will depend on market conditions.

On October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase to 100,000 for the repurchase plan that was adopted in July 2006.

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock, of which 40,000 shares have already been repurchased under the current plan.

Trust Preferred Securities

On April 10, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on April 22, 2032. Interest is payable semi-annually on these debt securities at 6-Month LIBOR plus 3.7%. The debt securities can be called at any time commencing on April 22, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248 thousand in Heritage Oaks Capital Trust I. The balance of the equity of Heritage Oaks Capital Trust I is comprised of mandatory redeemable preferred securities and is included in other assets. The Company used the proceeds from the sale of the securities for general corporate purposes, including the repayment of outstanding indebtedness of $1.9 million on April 11, 2002 and capital contributions to the Bank for future growth.

On April 23, 2007 the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly-owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus accrued and unpaid interest as of the Redemption Date. The Company paid $379,011 for the standard interest payment due April 22, 2007, plus a payment of $8,248,000 for the principal amount to be redeemed on that date. These amounts were funded from the Company’s general corporate reserves. As a result of the redemption of the securities associated with Heritage Oaks Capital Trust I, the Trust was dissolved on June 1, 2007.

On October 27, 2006, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 27, 2036. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.71% for an effective rate of 7.07% as of June 30, 2007. The debt securities can be called at any time commencing on October 27, 2011, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust II. The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.

The Company intends to use the proceeds of the sale of the Trust Preferred Securities issued to Heritage Oaks Capital Trust II for general corporate purposes which may include investment in the Bank, acquisitions, investments, payment of dividends and repurchases of our outstanding common stock.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust I and II into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. As of June 30, 2007, the Company has included $8.0 million of net junior subordinated debt associated with Heritage Oaks Capital Trust II in its Tier I Capital for regulatory capital purposes.”

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

At June 30, 2007, the Company had sufficient cash to service the existing $8.2 million in junior subordinated debenture interest payments for approximately two years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $7.1 million at June 30, 2007.

The Company is currently obtaining term bids to issue additional trust preferred securities in the amount of $8 million prior to the close of the pending acquisition of Business First National Bank. The acquisition is anticipated to close in the fourth quarter of 2007.

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

Summarized below are the Company’s and the Bank’s capital ratios at June 30, 2007.

	Regulatory Standard
	Adequately	Well	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	9.58%	9.43%

Tier I Risk Based Captial Ratio	4.00%	6.00%	10.64%	10.48%

Total Risk Based Captial Ratio	8.00%	10.00%	11.55%	11.39%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $13.5 million. As of June 30, 2007, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is also member of the FHLB and has a collateralized borrowing capacity remaining of approximately $88.8 million.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At June 30, 2007, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 16.66% compared to 9.31% at December 31, 2006. The ratio of net loans to deposits was 92.8% at June 30, 2007 compared to 104.5% at December 31, 2006. The ratio of net loans to available funding sources, which takes into account all funding sources including those other than deposits such as FHLB lines, was 73.75% at June 30, 2007 compared to 82.93% at December 31, 2006.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation over the past two years has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates. The increase in interest rates has created a narrowing of the net interest margin and the Company continues to experience contraction. There has been a great deal of news in the national media related to the rising rate environment leading to the inability of some borrowers in the single family residential sub-prime and alt- a markets to repay their debt. However, the Company’s primary focus is commercial lending and the strong underwriting requirements of the Company has continued to lend itself to outstanding asset quality as evidenced by a 0.12% non-performing loan to total net loan ratio as of June 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Northern Santa Barbara County and San Luis Obispo County, California, are subject to risks associated with the local economy.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2007 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of June 30, 2007, if interest rates were to change in the amounts set forth:

	Shock Rate Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$25,244	$26,755	$28,421	$30,117	$31,819

$ Change from base	$(3,177)	$(1,665)	$-	$1,696	$3,398

% Change from base	-11.18%	-5.86%	0.00%	5.97%	11.96%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at June 30, 2007.

(dollars in thousands)

Total Gross Loans		Percent of
Rate Type	Balance	Total
Variable - daily	$188,635	41%
Variable other than daily	202,473	44%
Fixed rate	68,871	15%
Total gross loans	$459,979	100%

The table above identifies approximately 41.0% of the loan portfolio that will re-price immediately in a changing rate environment. At June 30, 2007, approximately 85.0% of the Bank’s loan portfolio is variable.

(dollars in thousands)

Total Gross Loans		Percent of
Re-Pricing	Balance	Total
< 1 Year	$265,587	58%
1-3 Years	119,543	26%
3-5 Years	50,439	11%
> 5 Years	24,410	5%
Total gross loans	$459,979	100%

The table above indicates that as of June 30, 2007, approximately 58.0% of the Bank’s loan portfolio will re-price within one year and approximately 84.0% of the Bank’s loan portfolio will re-price within three years.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of December 31, 2006, the Company had repurchased 40,000 shares of its common stock under the repurchase plan at an average market price of $17.95 per share. As of June 30, 2007, there were 60,000 shares of common stock available for purchase under the repurchase plan. During the three months ending June 30, 2007, the company made no additional purchases of its common stock under the repurchase plan.

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock, of which 40,000 shares have already been repurchased under the current plan.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

The information required by this item is hereby incorporated by reference from the Registrant’s 8-K filed with the Commission on May 30, 2007.

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

DATE: July 27, 2007

/s/ Lawrence P. Ward Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)