Form 10-Q
period 2007-09-30
HERITAGE OAKS BANCORP
filed 2007-11-07
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______

COMMISSION FILE NO. 0-25020

HERITAGE OAKS BANCORP
(Exact name of registrant as specified in charter)

STATE OF CALIFORNIA	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 22, 2007 there were approximately 7,319,866 shares outstanding of the Registrant’s common stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements and notes begin on next page.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	(Unaudited)	(1)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$20,316	$19,164
Federal funds sold	14,260	3,870
Total cash and cash equivalents	34,576	23,034
Interest bearing deposits with other banks	1,718	318
Securities available for sale	34,854	38,445
Federal Home Loan Bank stock, at cost	2,171	2,350
Loans held for sale	902	1,764
Loans, net (2)	468,966	439,277
Property, premises and equipment, net	5,017	14,581
Cash surrender value of life insurance	9,716	9,435
Deferred tax assets	4,964	2,414
Goodwill	4,865	4,865
Core deposit intangible	883	1,148
Other assets	4,058	4,143
TOTAL ASSETS	$572,690	$541,774

LIABILITIES
Deposits:
Demand, non-interest bearing	$130,221	$153,005
Savings, NOW, and money market deposits	215,576	146,110
Time deposits of $100 or more	50,666	30,630
Time deposits under $100	99,847	90,776
Total deposits	496,310	420,521
FHLB advances and other borrowed money	-	50,000
Securities sold under agreement to repurchase	1,464	1,364
Junior subordinated debentures	13,403	16,496
Other liabilities	7,663	3,921
Total liabilities	518,840	492,302
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 6,469,653 and 6,345,639 as of September 30, 2007 and December 31, 2006, respectively.	29,976	29,247
Additional paid in capital	600	336
Retained earnings	23,205	19,809
Accumulated other comprehensive income	69	80
Total stockholders' equity	53,850	49,472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$572,690	$541,774

(1) These numbers have been derived from the audited financial statements.
(2) Loans net of deferred fees of $1,941 and $1,625 and allowance for loan losses of $4,720 and $4,081 at September 30, 2007 and December 31, 2006, respectively.

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollar amounts in thousands except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$10,058	$8,968	$30,087	$24,475
Investment securities	426	467	1,324	1,446
Federal funds sold and commercial paper	385	131	577	513
Time certificates of deposit	1	2	7	6
Total interest income	10,870	9,568	31,995	26,440

Interest Expense:
Now accounts	55	22	126	66
MMDA accounts	1,216	567	2,830	1,687
Savings accounts	21	25	69	78
Time deposits of $100 or more	610	172	1,120	428
Other time deposits	1,229	1,132	3,716	2,671
Other borrowed funds	411	628	2,516	1,406
Total interest expense	3,542	2,546	10,377	6,336

Net interest income before provision for possible loan losses	7,328	7,022	21,618	20,104
Provision for loan losses	210	180	520	480
Net interest income after provision for loan losses	7,118	6,842	21,098	19,624

Non-Interest Income:
Service charges on deposit accounts	645	644	1,944	1,826
Other income	664	578	1,988	1,826
Total non-interest income	1,309	1,222	3,932	3,652

Non-Interest Expense:
Salaries and employee benefits	3,238	2,965	9,681	8,534
Occupancy and equipment	830	633	2,251	1,901
Other expenses	1,709	1,786	5,101	4,982
Total non-interest expenses	5,777	5,384	17,033	15,417

Income before provision for income taxes	2,650	2,680	7,997	7,859
Provision for applicable income taxes	1,022	947	3,058	2,846
Net Income	$1,628	$1,733	$4,939	$5,013

Earnings per share:
Basic	$0.25	$0.27	$0.77	$0.79
Fully Diluted	$0.24	$0.26	$0.74	$0.76

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
September 30, 2007 and 2006
(amounts in thousands except shares outstanding)

						Accumulated
	Common Stock		Additional			Other	Total
	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income/(Loss)	Equity
Balance, December 31, 2006	6,345,639	$29,247	$336		$19,809	$80	$49,472
Exercise of stock options
(including $440 excess tax benefit from exercise of stock options)	129,764	825					825
Cash dividend of $0.08 per share paid on February 16, 2007					(510)		(510)
Cash dividend of $0.08 per share paid on May 18, 2007					(514)		(514)
Cash dividend of $0.08 per share paid on August 17, 2007					(519)		(519)
Share-based compensation expense			264				264
Issuance of restricted stock awards	1,500						-
Retirement of restricted share awards	(1,250)						-
Repurchases of common stock	(6,000)	(96)					(96)
Comprehensive income:
Net income				4,939	4,939		4,939
Unrealized security holding losses (net of $5 tax benefit)				(11)		(11)	(11)
Total comprehensive income				$4,928
Balance, September 30, 2007	6,469,653	$29,976	$600		$23,205	$69	$53,850

Balance, December 31, 2005	6,231,982	$29,255	$-		$15,748	$(158)	$44,845

Exercise of stock options
(including $160 excess tax benefit from exercise of stock options)	72,989	559					559
Cash dividend of $0.25 per share paid on May 19, 2006					(1,585)		(1,585)
Cash dividend of $0.08 per share paid on August 25, 2006					(508)		(508)
Share-based compensation expense		83					83
Issuance of restricted stock awards	66,050						-
Repurchases of common stock	(15,000)	(249)					(249)
Comprehensive income:
Net income				5,013	5,013		5,013
Unrealized security holding gains (net of $179 tax)				269		269	269
Total comprehensive income				$5,282
Balance, September 30, 2006	6,356,021	$29,648	$-		$18,668	$111	$48,427

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar amounts in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net Income	$1,628	$1,733	$4,939	$5,013
Other comprehensive income / (loss) before taxes:
Unrealized gains / (losses) on securities available for sale:
Unrealized holding gains / (losses) arising during the period	395	(1,043)	(16)	448
Other comprehensive income / (loss) before taxes	395	(1,043)	(16)	448
Income tax (expense) / benefit related to items in comprehensive income	(159)	418	5	(179)
Other comprehensive income / (loss), net of taxes	236	(625)	(11)	269
Comprehensive income	$1,864	$1,108	$4,928	$5,282

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	For the nine month periods
	ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,939	$5,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705	690
Provision for possible loan losses	520	480
Amortization of premiums/discounts on investment securities, net	(53)	(3)
(Gain) on call of available-for-sale securities	(3)
FHLB stock dividends received	(103)	(70)
Amortization of intangible assets	265	225
Share-based compensation expense	264	83
Decrease in loans held for sale	862	1,323
Net (increase) in cash surrender value of life insurance	(281)	(252)
(Increase) in deferred tax asset	(2,545)	-
Decrease/(increase) in other assets	85	(805)
Increase in other liabilities	4,182	612
Excess tax benefit related to share-based compensation expense	(440)	(160)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,397	7,136
Cash flows from investing activities:
Net change in time deposits with other banks	(1,400)	(20)
Purchase of available-for-sale securities	(605)	(1,190)
Proceeds from principal reductions and maturities of available-for-sale mortgage backed securities	3,672	5,749
Maturities and calls of available-for-sale securities	564	-
Sale of FHLB stock	282	-
Purchase of life insurance policies	-	(1,386)
(Increase) in loans, net	(30,364)	(57,180)
Allowance for loan and lease loss recoveries	155	21
Purchase of property, premises and equipment, net	(542)	(3,586)
Proceeds from sale of property, premises and equipment	9,401	-
NET CASH (USED IN) INVESTING ACTIVITIES	(18,837)	(57,592)
Cash flows from financing activities:
Increase in deposits, net	75,789	12,475
(Decrease)/increase in FHLB borrowing	(50,000)	30,000
Increase/(decrease) in repurchase agreements	100	(2,628)
Net (decrease) in junior subordinated debentures	(3,093)	-
Excess tax benefit related to share-based compensation expense	440	160
Repurchases of common stock	(96)	(249)
Proceeds from exercise of stock options	385	399
Cash dividends paid	(1,543)	(2,093)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,982	38,064
Net increase/(decrease) in cash and cash equivalents	11,542	(12,392)
Cash and cash equivalents, beginning of period	23,034	44,559
Cash and cash equivalents, end of period	$34,576	$32,167

Supplemental disclosures of cash flow information:
Interest paid	$10,518	$5,939
Income taxes paid	$4,980	$2,290

See notes to condensed consolidated financial statements

HERITAGE OAKS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain amounts in the consolidated financial statements for the year ended December 31, 2006 and the three and nine month periods ended September 30, 2006 may have been reclassified to conform to the presentation of the consolidated financial statements in 2007.

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

The following table sets forth the amortized cost and fair values of investment securities available for sale at September 30, 2007 and December 31, 2006:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$184	$-	$(3)	$181
Mortgage-backed securities	18,243	9	(261)	17,991
Obligations of state and political subdivisions	16,301	432	(60)	16,673
Other securities	9	-	-	9
Total	$34,737	$441	$(324)	$34,854

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2006	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$205	$-	$(4)	$201
Mortgage-backed securities	21,969	16	(381)	21,604
Obligations of state and political subdivisions	16,139	540	(38)	16,641
Other securities	9	-	-	9
Total	$38,322	$556	$(423)	$38,455

At September 30, 2007, the securities portfolio had a net unrealized gain of approximately $117 thousand and $69 thousand, net of tax. This, when compared to the net unrealized gain of approximately $133 thousand and $80 thousand, net of tax the portfolio had at December 31, 2006 represents a decline in market value of approximately $16 thousand and $11 thousand, net of tax. The decline in market value during 2007 can be attributed to an increase of approximately 32bp in the 10 year treasury during the first half of 2007 and as a result at June 30, 2007, the Company reported a net unrealized loss in the securities portfolio of approximately $278 thousand and $167 thousand, net of tax. However, during the third quarter of 2007, the Company’s securities portfolio saw a significant rise in market value as the rates associated with certain fixed income markets began to fall in connection with current market conditions. During the third quarter, the Company saw a net unrealized gain in the securities portfolio of approximately $395 thousand and $236 thousand, net of tax.

Note 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
(dollars in thousands)	2007	2006

Commercial, financial, and agricultural	$101,748	$84,976
Real estate-construction/land	105,054	105,712
Real estate - other	253,860	237,401
Home equity lines of credit	8,897	10,792
Installment loans to individuals	5,580	5,598
All other loans (including overdrafts)	488	504
Total loans, gross	475,627	444,983

Less - deferred loan fees, net	1,941	1,625
Less - reserve for possible loan losses	4,720	4,081

Total loans, net	$468,966	$439,277

Loans held for sale	$902	$1,764

Concentration of Credit Risk

At September 30, 2007, approximately $367.8 million or 77.3% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents an increase of approximately $13.9 million when compared to the $353.9 million or 79.5% reported at December 31, 2006. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk. At September 30, 2007, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $16.5 million and un-disbursed loan commitments in the approximate amount of $163.9 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the allowance for possible loan losses for the periods indicated below is as follows:

	For the three months ended		For the nine months ended		For the year ended
(dollars in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	December 31, 2006

Balance at beginning of period	$4,520	$3,695	$4,081	$3,881	$3,881
Additions charged to operating expense	210	180	520	480	600
Loans charged off	(16)	(17)	(36)	(519)	(561)
Recoveries of loans previously charged off	6	5	155	21	161
Balance at end of period	$4,720	$3,863	$4,720	$3,863	$4,081

For the three months ended September 30, 2007 and 2006, the Company had net charge-offs of approximately $10 thousand and $12 thousand respectively. During the first nine months of 2007 the Company had a net recovery of loans previously charged off of approximately $119 thousand. For the same period ended in 2006, the Company reported a net charge-off of approximately $498 thousand.

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate ability to collect the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three months ended September 30, 2007 is consistent with prior periods. The allowance for loan losses as a percentage of total gross loans was 0.99% as of September 30, 2007 and 0.92% as of December 31, 2006. Management believes that the allowance for loan losses at September 30, 2007 is prudent and warranted, based on information currently available.

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

The following table shows the number of shares used to calculate and the earnings per share for the three and nine months ending September 30, 2007:

	For the three months ending September 30,		For the nine months ending September 30,
	2007	2006	2007	2006

Net Income	$1,627,644	$1,733,149	$4,938,509	$5,012,872
Basic	$0.25	$0.27	$0.77	$0.79
Diluted	$0.24	$0.26	$0.74	$0.76
Shares:
Basic	6,472,653	6,350,727	6,429,830	6,326,743
Diluted	6,679,114	6,594,626	6,679,987	6,594,800

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

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The adoption of SFAS 158 has not had a material impact on the financial position of the company at September 30, 2007.

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

Note 6. SHARE-BASED COMPENSATION

As of September 30, 2007, the Company had three share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006. These plans include two stock option plans and the 2005 Equity Based Compensation Plan.

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

The share-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The following table provides a summary of the expense the Company has recognized related to share-based compensation awards as a result of the Company’s January 1, 2006 adoption of SFAS No. 123(R). The table below also shows the impact those expenses have had on diluted earnings per share, and the remaining expense associated with those awards.

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands except share and per share data)	2007	2006	2007	2006
Share-based compensation expense:
Stock option expense	$24	$9	$80	$83
Restricted stock expense	56	51	184	157
Total share-based compensation expense	80	$60	264	$240
Total share-based compensation expense, net of tax	$56	$35	$182	$151

Diluted shares outstanding	6,679,114	6,594,626	6,679,987	6,594,800
Impact on diluted earnings per share	$0.008	$0.005	$0.027	$0.023

Unrecognized compensation expense:
Stock option expense	$147	$256
Restricted stock expense	850	1,073
Total unrecognized share-based compensation expense	$997	$1,329
Total unrecognized share-based compensation expense, net of tax	$635	$865

As of September 30, 2007, there was a total of $147 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 0.91 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. The total unrecognized compensation expense related to restricted share awards as of September 30, 2007 is $850 thousand. The remaining amount of compensation expense related to restricted share awards at September 30, 2007 is expected to be recognized over the next 3.38 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the nine month period ended September 30, 2007 was $1,070 thousand. No options were exercised during the third quarter of 2007. The total intrinsic value of options exercised for the three and nine month periods ended September 30, 2006, was $330 thousand and $1,033 thousand, respectively. No options were granted during the three and nine month periods ended September 30, 2007 or in the entirety of 2006.

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date period ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Total Intrinsic Value (in 000's)

Options outstanding, January 1, 2007	436,567	$5.43
Granted	-	-
Exercised	(129,764)	2.97
Forfeited	(997)	10.77
Options outstanding, September 30, 2007	305,806	$6.46	3.99	$2,948
Exercisable at September 30, 2007	264,029	$5.71	3.57	$2,742

Options outstanding, January 1, 2006	525,915	$5.19
Granted	-	-
Exercised	(72,989)	3.66
Forfeited	(3)	4.35
Options outstanding, September 30, 2006	452,923	$5.43	3.90	$4,924
Exercisable at September 30, 2006	383,837	$4.49	3.70	$4,534

Note 7. SUBSEQUENT EVENTS

On October 12, 2007, the Company completed the merger of Business First National Bank (“Business First”) with and into the Company’s subsidiary, Heritage Oaks Bank, which it had previously announced on May 29, 2007. The Company paid approximately $19.5 million for Business First. Business First shareholders received approximately $3.44 in cash and 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned. No balances or results of operations of Business First are included in the consolidated financial statements of the Company as of or for the period ended September 30, 2007. The Company issued 850,213 shares of common stock and paid approximately $5.1 million in cash to Business First shareholders in connection with the merger. As of September 30, 2007, the Company incurred approximately $198 thousand in expenses directly related to the merger, all of which have been capitalized.

Note 8. RECLASSIFICATIONS

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism. (Refer to the Company’s December 31, 2006 10-K, ITEM 1A. Risk Factors.) The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company for the periods ending September 30, 2007 and 2006. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

In September 2007, the Company formed Heritage Oaks Capital Trust III (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware. The Trust is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

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

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Earnings and Financial Condition Overview

For the three months ended September 30, 2007, the Company earned $1.6 million or $0.24 per diluted share. This, when compared to the $1.7 million or $0.26 per diluted share the Company earned in the year ago period, represents an approximate decrease of 6.1% in net income. For the first nine months of 2007, the Company earned $4.9 million or $0.74 per diluted share. This represents an approximate decrease of 1.5% in net income when compared to the $5.0 million or $0.76 per diluted share the Company earned in the same period a year earlier. The decrease in net income for the quarter and year to date period of 2007 compared to the same periods in 2006 can be attributed to higher interest expense associated with the Company’s strong deposit growth and a moderation in the net growth of the loan portfolio during the second half of 2007. Although the funding of new loans remains strong, the loan portfolio has also experienced a proportionate increase in the dollar amount of loans paid down, thus placing some pressure on the growth rate in interest income. Additionally, higher non-interest expenses have also contributed to the year over year decline in net income, which can be attributed in part to the addition of one new full service branch in the town of Templeton, California that was opened in August 2006. In addition, the Bank has received approval to open a full service branch office in the town of San Miguel, California and is in the process of finalizing facility improvement. It is anticipated that this office will open late in the fourth quarter of 2007, however, staff has been on board since August 2007.

Net interest income for the three and nine months ended September 30, 2007, was $7.3 million and $21.6 million respectively. This represents an increase of approximately $0.3 million or 4.4% for the third quarter of 2007 over the same period in 2006 and an increase of approximately $1.5 million or 7.5% for the first nine months of 2007 over the same period last year. The year over year increases in net interest income can be attributed to a $49.7 million or 11.8% increase in net loan balances from the quarter ended September 30, 2006. However, the year over year growth in interest income was moderated by the increase in interest expense, associated with the strong growth in interest bearing deposits the Bank has seen year to date and year over year. In an effort to curtail the rise in interest expense, the Company has re-priced certain interest bearing deposit products during the quarter in conjunction with the 50 basis point decline in the Fed Funds rate.

Non-interest expense for the three and nine months ended September 30, 2007 totaled approximately $5.8 million and $17.0 million, respectively. This represents increases of approximately 7.3% and 10.5% over the same quarter and year to date periods ended in 2006. The rise in non-interest expenses can be attributed to higher professional fees and outside services and increased salaries and employee benefits related to the addition of two new branch locations.

For the three and nine months ended September 30, 2007, the Company’s efficiency ratio was 66.89% and 66.87%, respectively. For the same periods ended in 2006 the efficiency ratio was 65.31% and 64.90% respectively. The rise in the efficiency ratio over the same periods a year earlier is a result of higher salaries and employee benefits related to the addition of two new branches.

Return on average equity for the three and nine months ended September 30, 2007 was 12.09% and 12.68% respectively. For the same periods a year earlier, return on average equity was 14.43% and 14.31%.

As of September 30, 2007, total assets were $572.7 million. This represents an increase of approximately $30.9 million or 5.7% when compared to $541.8 million in total assets the Company reported at December 31, 2006. The growth in total assets can be attributed to an increase of approximately $29.7 million or 6.8% in net loan balances from the $439.3 million reported at December 31, 2006 as well as a $10.4 million or 268.5% increase in the balance of federal funds sold. The rise in federal funds sold can be attributed in part to the significant rise in deposit balances during 2007. At September 30, 2007, total deposits were $496.3 million. When compared to the $420.5 million the Company reported at December 31, 2006, deposit balances grew by approximately $75.8 million or 18.0%. The strong growth in deposit balances can be attributed to a $69.5 million or 47.5% increase in savings, NOW, and money market account balances during the year as well as a $29.1 million or 24.0% increase in time deposit balances, despite a $22.8 million or 14.9% decline in demand deposits. The growth in deposit balances has allowed the Company to pay down the remaining $30 million in higher cost Federal Home Loan Bank (“FHLB”) borrowings during the quarter. The Company had no FHLB borrowings at September 30, 2007 and $50 million at December 31, 2006.

Recent Developments

On May 29, 2007 the Company announced that it had entered into an Agreement to Merge and Plan of Reorganization with Business First National Bank (“Business First”). The merger was completed on October 12, 2007. Under the terms of the agreement and based on Heritage’s closing stock price as of the close of the transaction, Heritage paid approximately $19.5 million for Business First. Business First shareholders received $3.44 per share in cash and 0.5758 shares of Heritage common stock for each share of Business First they owned. Under the terms of the agreement, Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of Heritage Oaks Bancorp. Business First is located in Santa Barbara, California with two branches and will operate as a division of Heritage Oaks Bank. As of September 30, 2007, Business First had assets totaling approximately $145.8 million.

On September 20, 2007, the Company issued $5.2 million in Junior Subordinated Debt Securities (the “Debt Securities”) to Heritage Oaks Capital Trust III, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Company and are due and payable in September 2037. Interest is payable quarterly on these securities based on the five year SWAP rate plus 2.00% for an effective rate of 6.888%. Interest on the Debt Securities is fixed for five years and at the end of such time will convert to a floating rate of the five year SWAP rate plus 2.00%. The Company has the right under the Indenture to defer payment of interest on the Debt Securities at any time for a period not to exceed twenty consecutive quarterly periods (each an “Extension Period”) provided that no Extension Period may extend beyond the maturity of the Debt Securities. In the event the Company exercises the right to defer payment of interest on the Debt Securities, it may not declare or pay any dividends on its common stock. The Company presently has no intention to defer interest payments on the Debt Securities, and it considers the likelihood of such a deferral to be remote. The securities can be called at any time commencing on December 15, 2012, at par. The Company also purchased a 3.1% minority interest totaling $155 thousand in Heritage Oaks Capital Trust III. The balance of the equity of Heritage Oaks Capital Trust III is comprised of mandatorily redeemable preferred securities and is included in other assets. The company used the proceeds from the sale of the securities to assist in the acquisition in Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.

On May 11, 2007 the Company entered into a material definitive agreement to sell four of the Bank’s properties to First States Group, L.P. (“First States”) in a sale/leaseback transaction for $12,810,000. In connection with the sale, the Bank entered into a separate lease agreement with First States Investors, LLC to lease back three branches and one administrative facility under which the Bank will continue to utilize for the normal course of business. The three branches are located in Paso Robles, Arroyo Grande and Santa Maria, California. The administrative facility is located in Paso Robles, California. The initial annual base rents for the Paso Robles, Arroyo Grande, and Santa Maria branches are $198,594, $92,456, and $150,920 respectively. The initial annual base rent for the administrative facility is $454,730. Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term. Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms.

In connection with the sale of the properties mentioned, the Bank will recognize a gain of approximately $3.4 million. This gain will be amortized over a fifteen year period in accordance with sale-leaseback accounting rules. For the three and nine months ended September 30, 2007, the Bank recognized a gain of approximately $56 thousand and $33 thousand, net of tax, related to the sale-leaseback transaction. This gain was recorded as an offset to rental expense for the periods mentioned. In addition to deferring the gain on sale, the Bank has recorded an income tax liability and a deferred tax asset in the approximate amounts of $1.4 million, directly related to the deferred gain on sale.

The following table provides a brief summary of the gain the Bank will recognize in connection with the sale of the properties previously mentioned:

Aggregate purchase price	$ 12,809,999
Net book value of properties sold	9,401,087
Gain on sale	3,408,912
Yearly amortization of gain	$227,261

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

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock. As of September 30, 2007, the Company has repurchased 46,000 shares of its common stock under the current plan, of which 6,000 shares were repurchased during the third quarter of 2007.

On October 17, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on November 16, 2007 to shareholders of record on November 2, 2007.

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

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

(dollars in thousands except share data)

	For the quarters ended
	09/30/07	06/30/07	03/31/07	12/31/06	09/30/06	06/30/06	03/31/06	12/31/05

Return on average assets	1.12%	1.25%	1.10%	1.24%	1.33%	1.38%	1.33%	1.47%

Return on average equity	12.09%	13.84%	12.10%	13.64%	14.43%	14.37%	13.92%	16.38%

Average equity to average assets	9.27%	9.02%	9.07%	9.11%	9.25%	9.59%	9.58%	8.97%

Net interest margin	5.44%	5.56%	5.66%	5.77%	6.02%	6.06%	5.98%	6.06%

Efficiency ratio*	66.89%	64.32%	68.89%	67.12%	65.31%	64.34%	65.02%	60.65%

Average loans to average deposits	95.79%	103.52%	108.23%	105.03%	97.15%	94.37%	90.15%	89.84%

Net Income	$1,628	$1,800	$1,510	$1,649	$1,733	$1,673	$1,606	$1,808

Earnings Per Share:
Basic	$0.25	$0.28	$0.24	$0.26	$0.27	$0.26	$0.26	$0.29
Diluted	$0.24	$0.27	$0.23	$0.25	$0.26	$0.25	$0.24	$0.27
Outstanding Shares:
Basic	6,472,653	6,432,687	6,384,150	6,355,466	6,350,727	6,337,712	6,283,890	6,223,500
Diluted	6,679,114	6,692,467	6,605,942	6,598,355	6,594,626	6,670,942	6,643,432	6,592,000

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

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and nine months ended September 30, 2007 and September 30, 2006 reflect the impact of a rising rate environment that covered the majority of 2004 through the third quarter of 2007 as well as growth in the volume of both interest earning assets and interest bearing liabilities during these periods. More recently rates have begun to decline and the impact of the decline will be more fully reflected in the fourth quarter of 2007.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services. The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) in 2005 totaled approximately 260,000 and 90,000, respectively, according to economic data provided by local county and title company sources. The population of the City of Santa Barbara, in which the two branches of Business First are located, is approximately 90,000 as of the most recent census. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches also contribute largely to the local economy. The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

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

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties. Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

See Note 3 to the Consolidated Financial Statements for further discussion on Allowance for Loan Losses.

Securities Available for Sale

The fair values of most securities that are designated available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in the 2006 Annual Report, Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which was filed on Form 10-K, we assess goodwill and other intangible assets each year for impairment. This assessment involves a “carrying amount comparison” that compares the fair value of the reporting unit to its carrying value (stated shareholders’ equity, including goodwill). If the carrying value of a reporting unit materially exceeds its fair value, the Company would be required to take a charge against earnings to write down the assets to the lower value. The Company determined that there was no impairment at December 31, 2006.

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

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2007, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates.

(dollars in thousands)	For the three months ended September 30, 2007 over 2006			For the nine months ended September 30, 2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$1,223	$(133)	$1,090	$5,160	$452	$5,612
Investment securities taxable	(58)	24	(34)	(179)	68	(111)
Investment securities non-taxable (2):	(8)	5	(3)	11	(3)	8
Taxable equivalent adjustment (2):	3	(2)	1	(4)	1	(3)
Interest-bearing deposits	12	(18)	(6)	5	(20)	(15)
Federal funds sold	255	(1)	254	33	31	64
Net increase (decrease)	1,427	(125)	1,302	5,026	529	5,555
Interest expense:
Savings, now, money market	249	429	678	231	963	1,194
Time deposits	339	196	535	1,168	569	1,737
Other borrowings	(209)	21	(188)	892	75	967
Long term borrowings	16	(45)	(29)	197	(54)	143
Net increase (decrease)	395	601	996	2,488	1,553	4,041
Total net increase (decrease)	$1,032	$(726)	$306	$2,538	$(1,024)	$1,514

(1)
Loan fees of $232 and $303 for the three months ending September 30, 2007 and 2006 respectively and $873 and $960 for the nine months ending September 30, 2007 and 2006 respectively have been included in interest income computation.

(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and nine months ended September 30, 2007 and 2006. The average balance of non-accruing loans has been included in loan totals.

(dollars in thousands)	For the three months ending September 30, 2007			For the three months ending September 30, 2006
	Balance	Rate (4)	Income/ Expense	Balance	Rate (4)	Income/ Expense
Interest Earning Assets:
Investments with other banks	$481	0.82%	$1	$318	8.73%	$7
Investment securities taxable	21,649	4.60%	251	26,366	4.29%	285
Investment securities non-taxable	16,036	4.33%	175	16,467	4.26%	177
Federal funds sold	29,447	5.19%	385	9,966	5.22%	131
Loans (1) (2)	466,749	8.55%	10,058	409,897	8.68%	8,968
Total interest earning assets	534,362	8.07%	10,870	463,014	8.20%	9,568

Allowance for possible loan losses	(4,600)			(3,767)
Other assets	46,858			56,073
TOTAL ASSETS	$576,620			$515,320

Interest Bearing Liabilities:
Savings/NOW/money market	206,186	2.49%	1,292	154,539	1.58%	614
Time deposits	147,659	4.94%	1,839	119,162	4.34%	1,304
Other borrowings	17,940	5.55%	251	32,195	5.29%	429
Federal funds purchased	-	-	-	652	6.08%	10
Long-term debt	8,864	7.16%	160	8,248	9.09%	189
Total interest-bearing liabilities	380,649	3.69%	3,542	314,796	3.21%	2,546
Demand deposits	133,432			148,215
Other liabilities	9,098			4,646
Stockholders' Equity:
Common stock	30,042			29,589
Additional paid in capital	555			-
Retained earnings	22,958			18,336
Valuation allowance investments	(114)			(262)
Total stockholders' equity	53,441			47,663

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$576,620			$515,320

Net Interest Income			$7,328			$7,022
Net Interest Margin (3)		5.44%			6.02%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $232 and $303 for the three months ending September 30, 2007 and 2006, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Rate is annualized using actual number of days in period.

(dollars in thousands)	For the nine months ending September 30, 2007			For the nine months ending September 30, 2006
	Balance	Rate (4)	Income/ Expense	Balance	Rate (4)	Income/ Expense
Interest Earning Assets:
Investments with other banks	$373	2.51%	$7	$314	9.37%	$22
Investment securities taxable	23,157	4.58%	794	28,161	4.30%	905
Investment securities non-taxable	16,434	4.31%	530	16,209	4.33%	525
Federal funds sold	15,117	5.10%	577	14,217	4.82%	513
Loans (1) (2)	468,007	8.60%	30,087	387,627	8.44%	24,475
Total interest earning assets	523,088	8.18%	31,995	446,528	7.92%	26,440

Allowance for possible loan losses	(4,401)			(3,928)
Other assets	52,443			52,319
TOTAL ASSETS	$571,130			$494,919

Interest Bearing Liabilities:
Savings/NOW/money market	182,369	2.22%	3,025	163,506	1.50%	1,831
Time deposits	135,749	4.76%	4,836	101,354	4.09%	3,099
Other borrowings	43,453	5.45%	1,771	22,577	5.04%	851
Federal funds purchased	1,408	5.70%	60	305	5.70%	13
Long-term debt	11,839	7.74%	685	8,248	8.79%	542
Total interest-bearing liabilities	374,818	3.70%	10,377	295,990	2.86%	6,336
Demand deposits	137,706			147,908
Other liabilities	6,525			4,178
Stockholders' Equity:
Common stock	29,740			29,506
Additional paid in capital	465			-
Retained earnings	21,869			17,562
Valuation allowance investments	7			(225)
Total stockholders' equity	52,081			46,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$571,130			$494,919

Net Interest Income			$21,618			$20,104
Net Interest Margin (3)		5.53%			6.02%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $873 and $960 for the nine months ending September 30, 2007 and 2006, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Rate is annualized using actual number of days in period.

The tables below set forth changes for the three and nine months ending September 30, 2007 compared to the same periods in 2006 for average interest earning assets and their respective average yields.

(dollars in thousands)	Average Balance for the three months ending September 30,		Variance		Average Yield for the three months ending September 30,
	2007	2006	dollar	percentage	2007	2006	Variance
Interest Earning Assets:
Time deposits with other banks	$481	$318	$163	51.26%	0.82%	8.73%	-7.91%
Investment securities taxable	21,649	26,366	(4,717)	-17.89%	4.60%	4.29%	0.31%
Investment securities non-taxable	16,036	16,467	(431)	-2.62%	4.33%	4.26%	0.07%
Federal funds sold	29,447	9,966	19,481	195.47%	5.19%	5.22%	-0.03%
Loans (1) (2)	466,749	409,897	56,852	13.87%	8.55%	8.68%	-0.13%

Total interest earning assets	$534,362	$463,014	$71,348	15.41%	8.07%	8.20%	-0.13%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $232 and $303 for the three months ending September 30, 2007 and 2006, respectively have been included in the interest income computation.

(dollars in thousands)	Average Balance for the nine months ending September 30,		Variance		Average Yield for the nine months ending September 30,
Interest Earning Assets:	2007	2006	dollar	percentage	2007	2006	Variance
Time deposits with other banks	$373	$314	$59	18.79%	2.51%	9.37%	-6.86%
Investment securities taxable	23,157	28,161	(5,004)	-17.77%	4.58%	4.30%	0.29%
Investment securities non-taxable	16,434	16,209	225	1.39%	4.31%	4.33%	-0.02%
Federal funds sold	15,117	14,217	900	6.33%	5.10%	4.82%	0.28%
Loans (1) (2)	468,007	387,627	80,380	20.74%	8.60%	8.44%	0.15%

Total interest earning assets	$523,088	$446,528	$76,560	17.15%	8.18%	7.92%	0.26%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $873 and $960 for the nine months ending September 30, 2007 and 2006, respectively have been included in the interest income computation.

The Company has been able to increase the loan portfolio with continued market penetration by a team of seasoned loan officers who are compensated for production. Additions to the loan portfolio for the three and nine months ending September 30, 2007 were achieved under the Company’s established Loan Policy.

For the three month period ended September 30, 2007, the average yield on loans fell slightly to 8.55% from 8.68% earned during the same period a year earlier. For the first nine months of 2007, the average yield on loans improved to 8.60% from 8.44% earned in the same year ago period. This has been primarily due to the rise in market interest rates from 2006 to 2007. From the end of the first quarter of 2006 to the end of the second quarter in 2007, the Prime rate rose by 50 basis points. See “Item 3. Quantitative and Qualitative Disclosure about Market Risk” for further discussion.

The taxable investment portfolio gained in average yield due to extension of average life as the result of rising rates. Balances of taxable investment securities decreased due to regular principal reductions on Mortgage Backed Securities (MBS).

The tables below set forth changes for the three and nine months ending September 30, 2007 compared to the same periods in 2006 for average interest bearing liabilities and the respective average rates paid.

(dollars in thousands)	Average Balance for the three months ending September 30,		Variance		Average Rate for the three months ending September 30,
	2007	2006	dollar	percentage	2007	2006	Variance
Interest Bearing Liabilities:
Savings/NOW/money market	$206,186	$154,539	$51,647	33.42%	2.49%	1.58%	0.91%
Time deposits	147,659	119,162	28,497	23.91%	4.94%	4.34%	0.60%
Other borrowings	17,940	32,195	(14,255)	-44.28%	5.55%	5.29%	0.26%
Federal funds purchased	-	652	(652)	-100.00%	0.00%	6.08%	-6.08%
Long term debt	8,864	8,248	616	7.47%	7.16%	9.09%	-1.93%

Total interest-bearing liabilities	$380,649	$314,796	$65,853	20.92%	3.69%	3.21%	0.48%

(dollars in thousands)	Average Balance for the nine months ending September 30,		Variance		Average Rate for the nine months ending September 30,
	2007	2006	dollar	percentage	2007	2006	Variance
Interest Bearing Liabilities:
Savings/NOW/money market	$182,369	$163,506	$18,863	11.54%	2.22%	1.50%	0.72%
Time deposits	135,749	101,354	34,395	33.94%	4.76%	4.09%	0.67%
Other borrowings	43,453	22,577	20,876	92.47%	5.45%	5.04%	0.41%
Federal funds purchased	1,408	305	1,103	361.64%	5.70%	5.70%	0.00%
Long term debt	11,839	8,248	3,591	43.54%	7.74%	8.79%	-1.05%

Total interest-bearing liabilities	$374,818	$295,990	$78,828	26.63%	3.70%	2.86%	0.84%

For the three and nine months ending September 30, 2007 compared to the same periods in 2006, the Company’s average yield on average interest bearing liabilities increased by 48 and 84 basis points respectively.

While the Company’s balance sheet remains asset sensitive a competitive local market has caused deposit costs to outpace increases in interest rates earned on loans, applying pressure on the net interest margin. For the quarter, the net interest margin was 5.44%, down slightly from 5.56% for the second quarter of 2007 and 6.02% for the three months ended September 30, 2006. The Company’s recent success in deposit gathering has proved to be beneficial in helping to reduce higher cost sources of funding, but has also contributed to the rise in interest expense, which in turn places pressure on the net interest margin.  Late in the third quarter, the company re-priced the rate associated with its successful money market program to curb the rapid increase in interest expense and to reflect the decline in current market rates triggered by the 50 basis point decrease in the Fed Funds Rate by the Federal Reserve in September. The impact of this rate change will be more fully realized in the fourth quarter of 2007. The Company continues to remain committed to aggressively pursuing core deposits in an effort to provide additional sources of inexpensive funding to fuel the continued growth in the loan portfolio. Additionally, the re-branding initiative the Company has undertaken has and is expected to contribute to the acquisition of new low cost deposits.

Non-Interest Income

The tables below set forth changes for the three and nine months ending September 30, 2007 compared to the same period in 2006 for non-interest income.

	For the three months ended September 30,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Service charges on deposit accounts	$642	$644	$(2)	-0.3%
ATM/Debit Card transaction/interchange fees	194	183	11	6.0%
Bancard	62	35	27	77.1%
Mortgage origination fees	119	110	9	8.2%
Earnings on cash surrender value life insurance	109	113	(4)	-3.5%
Other	183	137	46	33.6%
Total	$1,309	$1,222	$87	7.1%

	For the nine months ended September 30,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Service charges on deposit accounts	$1,937	$1,826	$111	6.1%
ATM/Debit Card transaction/interchange fees	572	542	30	5.5%
Bancard	178	89	89	100.0%
Mortgage origination fees	378	410	(32)	-7.8%
Earnings on cash surrender value life insurance	322	289	33	11.4%
Other	545	496	49	9.9%
Total	$3,932	$3,652	$280	7.7%

For the three and nine months ending September 30, 2007 as compared to the same period in 2006, non-interest income has risen by approximately $87 thousand and $280 thousand respectively. Service charges on deposit accounts and Bancard revenues contributed to the majority of the increase in other income for both the three and nine months ended September 30, 2007. These increases are partly attributable to deposit growth and an increase in the number of customer relationships the Bank has obtained during 2007.  Additionally, the increase in other non-interest income for the three months ended September 30, 2007 compared to the same period a year ago can be attributed in part to a cumulative $23 thousand gain recognized in connection with the sale of various SBA loans the Bank participated in.

Mortgage origination fees declined in the nine months ended September 30, 2007, when compared to the same period in 2006. The rise in interest rates during the first nine months of 2007 has made the cost of borrowing less attractive than in previous quarters and as a result there has been a slowdown in resale transactions.

The table below illustrates the change in the number and total dollar volume of loans originated during the three and nine months ended September 30, 2007 compared to the same periods ended in 2006.

	For the three months ended September 30,
(dollars in thousands)	2007	2006	Variance

Dollar volume	$12,835	$18,185	-29.4%

Number of loans	37	31	19.4%

	For the nine months ended September 30,
	2007	2006	Variance

Dollar volume	$42,455	$48,916	-13.2%

Number of loans	121	147	-17.7%

Non-Interest Expenses

The tables below set forth changes for the three and nine months ending September 30, 2007 compared to the same period in 2006 for non-interest expense.

	For the three months ended September 30,		Variance
(dollars in thousands)	2007	2006	dollar	percentage
Salaries and employee benefits	$3,238	$2,965	$273	9.2%
Occupany and equipment	830	633	197	31.1%
Data processing	529	517	12	2.3%
Advertising and promotional	165	278	(113)	-40.6%
Regulatory fees	30	28	2	7.1%
Other professional fees and outside services	304	286	18	6.3%
Legal fees and other litigation expense	31	30	1	3.3%
Loan department costs	31	30	1	3.3%
Stationery and supplies	72	84	(12)	-14.3%
Director fees	65	69	(4)	-5.8%
Core deposit intangible amortization	88	75	13	17.3%
Other	394	389	5	1.3%
Total	$5,777	$5,384	$393	7.3%

	For the nine months ended September 30,		Variance
(dollars in thousands)	2007	2006	Dollar	percentage
Salaries and employee benefits	$9,682	$8,534	$1,148	13.5%
Occupany and equipment	2,251	1,901	350	18.4%
Data processing	1,634	1,579	55	3.5%
Advertising and promotional	592	632	(40)	-6.3%
Regulatory fees	85	85	-	0.0%
Other professional fees and outside services	891	694	197	28.4%
Legal fees and other litigation expense	77	90	(13)	-14.4%
Loan department costs	102	112	(10)	-8.9%
Stationery and supplies	244	221	23	10.4%
Director fees	212	217	(5)	-2.3%
Core deposit intangible amortization	265	225	40	17.8%
Other	998	1,127	(129)	-11.4%
Total	$17,033	$15,417	$1,616	10.5%

Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and nine months ending September 30, 2007 over the same periods ended in 2006. The increase was primarily a result of increased expenses related to the expansion of our Executive Management team contributing to higher officer salaries as well as additional staff to enhance relationship management. The addition of two full service branches within the Bank’s existing footprint in the towns of Templeton and San Miguel has resulted in an increase in salary and employee benefits as well as occupancy expenses.

Occupancy and Equipment

Expenses related to occupancy and equipment has increased significantly when compared to the three and nine month periods a year ago. This is primarily the result of the sale lease-back transaction the Bank completed during the second quarter of this year. The additional rental expense incurred as a result of this transaction has been offset by the amortization of the gain on sale of the four properties as well additional interest income from the short-term investment of the proceeds from the sale.

Other Professional Fees and Outside Services

Other professional fees and outside service expenses increased by $18 thousand and $197 thousand for the quarter and year to date periods ended September 30, 2007 when compared to the same periods a year earlier. The increase in this category is directly related to higher audit fees associated the Company’s compliance with section 404 of the Sarbanes-Oxley Act of 2002.

Advertising and Promotional

For the three and nine months ended September 30, 2007, advertising and promotional expenses have decreased by approximately $113 thousand and $40 thousand, respectively. During the first nine months of 2007, the Company has seen a significant rise in core deposits, which can be attributed in part to the increased promotional expenses the Company incurred during the first half of the year in connection with our efforts to acquire new customer relationships. The Company has begun to scale back expenses within this category during the second half of 2007, as our promotional efforts have proven to be successful in gathering lower cost core deposits.

Provision for Income Taxes

The provision for income taxes was 38.6% and 38.2% and 35.4% and 36.2% of net pre-tax income for the three and nine month periods ending September 30, 2007 and 2006, respectively. The provision for income tax was approximately 200 basis points higher at 38.2% for the nine months ended September 30, 2007 compared to 36.2% for the same period in 2006. The lower rate in 2006 was impacted by timing differences on certain tax issues that flowed through the Income Statement.

FINANCIAL CONDITION ANALYSIS

Total assets of the Company were $572.7 million at September 30, 2007 compared to $541.8 million at December 31, 2006. This represents an increase of $30.9 million or approximately 5.7%. Due to the significant deposit growth, Heritage Oaks reduced its FHLB borrowings by $30 million during the third quarter, and $50 million year-to-date. On September 20, 2007, the company issued $5.0 million in trust preferred securities. The securities were issued by a special purpose business trust formed by Heritage Oaks and were sold to a pooled investment vehicle sponsored by Keefe, Bruyette & Woods in a private transaction. The Company intends to use the funds for general corporate purposes including the acquisition of Business First.

Notwithstanding the payoff of FHLB borrowing, total assets increased 7.6% to $572.7 million at quarter-end, compared to $532.4 million a year earlier and increased 5.7% compared to $541.8 million in total assets at December 31, 2006.

Loans

Total gross loans as of September 30, 2007, increased by $30.6 million over the year ended December 31, 2006. The growth in the loan portfolio was primarily attributable to a $16.8 million or 19.7% increase in commercial, financial, and agricultural loan balances and to a $16.5 million or 6.9% increase in commercial real estate loans during the first nine months of 2007.

The table below sets forth changes from December 31, 2006 to September 30, 2007 for the composition of the loan portfolio:

	September 30,	December 31,	Variance
(dollars in thousands)	2007	2006	dollar	percentage
Loan Classifications:
Commercial, financial, and agricultural	$101,748	$84,976	$16,772	19.74%
Real estate-construction/land	105,054	105,712	(658)	-0.62%
Real estate - other	253,860	237,401	16,459	6.93%
Home equity lines of credit	8,897	10,792	(1,895)	-17.56%
Installment loans to individuals	5,580	5,598	(18)	-0.32%
All other loans (including overdrafts)	488	504	(16)	-3.17%
Total loans, gross	475,627	444,983	30,644	6.89%
Less - deferred loan fees, net	1,941	1,625	316	19.45%
Less - reserve for possible loan losses	4,720	4,081	639	15.66%
Total loans, net	$468,966	$439,277	$29,689	6.76%
Loans held for sale	$902	$1,764	$(862)	-48.87%

Commercial, Financial & Agricultural

The increase in commercial, financial and agricultural loans is attributed primarily to a loan to acquire a chain of hair salons, four loans to an oil field maintenance company for equipment, a loan to a winery, an agricultural property acquisition loan, an agricultural property loan, a loan made to an accounting firm, and a loan to purchase a restaurant all totaling $12.1 million in new fundings. Additionally, numerous other new $0.5 to $1.0 million business lines of credit to medical groups, contractors and other businesses were made throughout the year. Approximately $5.0 million in participation loans were purchased during the period.

Real Estate – Construction & Land

The slight decrease in real estate-construction loans can be attributed to construction loans moving into longer term mortgages and to payoffs through outside sources. Several large construction loans were made during the third quarter and these have only been partially funded. New loans during the period include: a residential track development, a condo development, three separate hotel projects, two separate loans for office/warehouses, an addition to a strip center, a spec residence, loans made for commercial/industrial buildings, a hotel loan, and a land loan, all totaling $44.6 million in new fundings, as well as numerous other smaller projects. Construction loans are typically granted for a one year period and then, with income properties, are amortized over not more than 30 years with 10 to 15 year maturities.

The Bank presently has a concentration of loans in construction/land in the amount of $105.1 million which represents 188% of the Bank’s Tier I Capital. Of this, 9% are owner occupied thus the concentration is 179% net of owner occupied. Un-disbursed commitments total $40.5 million which combined with disbursed represent 261% of the Bank’s Tier I Capital with 56% owner occupied. At September 30, 2007 there were 65 construction loans with outstanding balances and remaining commitments of approximately $82.1 million and $38.7 million, respectively. The single largest construction loan has an original commitment amount of approximately $9.2 million with a balance of approximately $9.2 million at September 30, 2007. At September 30, 2007, there were 48 land loans with an aggregate balance of approximately $22.9 million. The single largest land loan is for a residential tract development with a commitment of $4.8 million and balance of $3.2 million at September 30, 2007. While these loans may be considered somewhat riskier than certain other real estate loans, the construction/land loans are spread throughout our market area and have consistently performed in a satisfactory manner. Single family residential construction loans represent 16.6% of the total construction and land loan commitments. Land loans account for 17.4%, multiple family income properties for 19.0%, owner-occupied commercial properties for 25.5% and non-owner-occupied commercial properties for 21.2%. At September 30, 2007, there were no tract loans within this category.

Real Estate – Commercial & Other

The increase in commercial real estate loans is attributed to several loans in the construction/land category moving into amortizing loans and to new commercial property loans. During the first nine months of 2007, the Bank funded new loans in this category including a loan to an airport fuel/service facility, a loan for a mixed use property, loans to two separate medical offices, an auto dealership loan, a loan for a metal fabrication building, and two separate hotel loans, all totaling $17.5 million as well as several smaller real estate loans. Additionally, during the period, numerous loans were also refinanced and paid off through out of area lenders and mortgage brokers.

Hotel loans disbursed are not considered to be a concentration with balances of $44.8 million which represents 80% of the Bank’s Tier I Capital. There are several hotel construction loans that increase total commitments to $69.7 million which represents a concentration at 125% of the Bank’s Tier I Capital. At September 30, 2007, there were 35 motel loans. The single largest loan is a construction loan for $9.2 million with $9.2 million disbursed. The hotel loans are also made to clients throughout our market. These loans have historically paid as agreed.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds. The letter of credit has been reduced to $11.4 million. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility in San Luis Obispo. The project is 100% complete and is now fully leased. The letter of credit will expire in September 2008.

Summary of Market Condition

Although the real estate market has come under some pressure during 2007, the Company’s market area continues to remain attractive with single family residence and commercial real estate prices considerably lower than the major metropolitan areas to the Company’s north and south. Although construction loan demand for both single family and commercial real estate moderated during the first half of 2007, caused primarily by an increase in interest rates, construction costs, and a decrease in consumer demand; the Company saw a rise in commercial construction demand during the third quarter. Although the lending environment has become more challenging, the Company continues to believe the desirability of the area and the diversity of the loan portfolio will provide some insulation against a slowdown in growth. Additionally, the Company has and will continue to monitor lending trends in order to take the appropriate steps if necessary to mitigate any material adverse impact the slowing of the single family residential market may have on the loan portfolio overall.

Business properties have remained in high demand with relatively low vacancies and competitive loan rates. Commercial property values and rental rates increased during 2006 and have remained relatively strong in 2007. Lease absorption rates appear to have slowed during the first three quarters of this year. Investors, many seeking exchange properties, continue to pursue properties in our market area. Capitalization rates have steadily decreased with increased demand. Capitalization rate (the rate at which a stream of future cash flows is discounted to find their present value) ranges over the last three years are: 6.5% to 7.5% in 2004, 5.5% to 6.5% in 2005, and 5.0% to 6.5% in 2006. Low capitalization rate properties typically require larger down payments in order to satisfy bank debt coverage requirements. The Bank has, thus far, experienced continued growth in commercial real estate loans this year. Interest rate margins have continued to decrease somewhat due to competitive pressures and increasing cost of funds.

The following charts give a breakdown of types of Construction/Land Loans and types of Commercial Real Estate loans as of September 30, 2007:

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time that the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.

At September 30, 2007, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

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

At September 30, 2007 non-accrual loans were $641 thousand or 0.11% of total assets. This, when compared to the $55 thousand balance of loans on non-accrual at December 31, 2006, represents an increase of approximately $586 thousand. Non-performing loans consist of seven loans to six borrowers, of which, one for approximately $186 thousand is in process of refinance, one for approximately $272 thousand that is real estate secured and has a loan to value ratio of less than 65% and is current, two loans that are less than $20 thousand each and are paying as agreed, one less than $50 thousand that is paying and one borrower’s loan is collateralized and is in process of workout.

As of September 30, 2007, unrecognized interest income related to loans placed on non-accrual totaled approximately $63 thousand compared to $67 thousand at December 31, 2006.

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

The following table provides a summary of non-performing assets at September 30, 2007 compared to December 31, 2006 as well as key asset quality ratios:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Loans delinquent 90 days or more and still accruing	$-	$-
Non-accruing loans	641	55
Total non-performing loans	$641	$55
Foreclosed collateral	-	-
Total non-performing assets	$641	$55

Ratio of allowance for credit losses to total gross loans	0.99%	0.92%

Ratio of allowance for credit losses to total non-performing loans	736%	7420%

Ratio of non-performing loans to total gross loans	0.13%	0.01%

Ratio of non-performing loans to total assets	0.11%	0.01%

Total Cash and Due from Banks

Total cash and due from banks was $20.3 million and $19.2 million at September 30, 2007 and December 31, 2006, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

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

The table below sets forth changes from December 31, 2006 to September 30, 2007 for the composition of other earning assets.

	September 30,	December 31,	Variance
(dollars in thousands)	2007	2006	dollar	percentage

Federal Home Loan Bank stock	$2,171	$2,350	$(179)	-7.62%

Available-for-sale securities	34,854	38,445	(3,591)	-9.34%

Federal funds sold	14,260	3,870	10,390	268.48%

Interest bearing deposits other financial institutions	1,718	318	1,400	440.25%

Total other earning assets	$53,003	$44,983	$8,020	17.83%

Investments available-for-sale decreased due to cash flow on Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO).

Federal funds sold increased $10.4 million when compared to December 31, 2006. The amount of fed funds sold can vary widely on a daily basis depending on the cash position of the bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity, and loan funding needs. Additionally, the increase in federal funds sold can be attributed in part to the funds received in connection with the sale of four of the Bank’s properties during the second quarter of 2007.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2006, net unrealized gains in the portfolio were $133 thousand or $80 thousand, net of tax compared to a net unrealized gain of $117 thousand or $69 thousand, net of tax at September 30, 2007. The portfolio decreased in size mainly due to principle reductions on MBS and CMOs of approximately $3,672 thousand during the first nine months of 2007.

At September 30, 2007, available-for-sale securities in the portfolio included obligations of state and political subdivisions, obligations of U.S. government agencies and corporations, and mortgage backed securities issued by various agencies.

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

At September 30, 2007, issuers of MBS and CMO’s the Company held include: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”). The MBS and CMO’s the Company holds carry the guarantee of the issuing agencies listed above. The Company held no Whole Loan securities as of September 30, 2007.

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2006 to September 30, 2007 for the composition of deposit categories.

					% of Total
	September 30,	December 31,	Variance		Deposits
(dollars in thousands)	2007	2006	dollar	percentage	9/30/07
Deposits:
Non-interest bearing demand	$130,221	$153,005	$(22,784)	-14.89%	26.2%
Interest bearing demand	56,931	45,164	11,767	26.05%	11.5%
Savings	21,606	23,406	(1,800)	-7.69%	4.4%
Money market	137,039	77,540	59,499	76.73%	27.6%
Time deposits of $100K or more	50,666	30,630	20,036	65.41%	10.2%
Time deposits under $100K	99,847	90,776	9,071	9.99%	20.1%
Total deposits	$496,310	$420,521	$75,789	18.02%	100.0%

Acquisition of core deposits has become the single biggest challenge facing the Company. Still, the Company has been able to increase deposits due to a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area. For the first nine months of 2007, total deposits have increased by approximately $75.8 million or 18.0%. Increases in money market balances as well as time deposits have contributed significantly to the year to date rise in deposit balances. The rise in these categories of deposits can be attributed to current promotions designed to attract additional core deposits and lower cost sources of funding for the Bank. The Bank has remained relatively short with respect to time deposits, with premium yields being offered for shorter duration maturities. As a result, approximately $112.8 million in time deposit balances will re-price with in the next three months. Late in the third quarter of 2007, the Bank lowered the rates offered on money market and time deposits in an effort to curtail the rise in interest expense as well as in response to the decline in current market rates and the action the Federal Open Market Committee took to cut the Fed Funds rate by 50 basis points.

As of September 30, 2007, non-interest bearing demand deposits provide 26.2% of total deposits compared to 36.4% at December 31, 2006. At September 30, 2007 and December 31, 2006, the Bank had three deposit relationships that it considers to be volatile. These deposits are held by three customers of the Bank that engage in mortgage related activities. As a percentage of total deposits, these accounts represented 4.1% or $20.2 million at September 30, 2007 compared to 10.5% or $44.1 million at December 31, 2006. During the third quarter of 2007, balances associated with these accounts declined by approximately $21.1 million. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material increase in balances held by these three customers is reflected in Federal Funds Sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as the mortgage market conditions change, these relationships will be impacted. Additionally, the substantial increase in core deposit balances during the year has allowed the Bank to rely less on these volatile deposits as a source of short-term investable funds.

Core deposits (time deposits less than $100 thousand, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $445.6 million represented 89.8% of total deposits at September 30, 2007. This represents an increase of approximately $55.8 million or 14.3% over core deposit balances of $389.9 million reported at December 31, 2006. The Company has the ability to purchase funds through deposit brokers, but has no immediate plans to do so.

In October 2005, the Company renewed a Promissory Note with Pacific Coast Bankers Bank (PCBB) for a revolving line of credit in the amount of $3.5 million. At September 30, 2007, the Company had a zero balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At September 30, 2007, the interest rate on the note was 7.75% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators. The Company is in the process of renewing this revolving line of credit.

The Bank has established borrowing lines with the Federal Home Loan Bank (FHLB). At September 30, 2007, the Bank had no borrowings with the FHLB, this represents a decrease of approximately $50 million when compared to the balance at December 31, 2006. During the second quarter of 2007, the Bank paid down $30 million in FHLB advances, this is in addition to the $20 million the Bank paid down during the second quarter of 2007. Strength in lower cost core deposit balances during the quarter has allowed the Bank to rely less on these higher cost sources of funding.

Management makes regular assessments of balance sheet needs to determine how much if any and at what term it will borrow from the FHLB.

On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The letter of credit will expire in September 2008.

At September 30, 2007, the Bank had a remaining borrowing capacity with existing collateral of approximately $115.7 million and $4.6 million secured by loans and securities, respectively.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $1.5 million and $1.4 million in securities sold under repurchase agreements at September 30, 2007 and December 31, 2006, respectively.

Capital

The Company's total stockholders’ equity was $53.9 million at September 30, 2007 compared to $49.5 million at December 31, 2006. The change in capital was due to net income of $4.9 million, stock options exercised in the amount of $825 thousand, the capital impact of year-to-date share-based compensation expense of $264 thousand, $1,543 thousand paid year-to-date in quarterly cash dividends, repurchases of common stock in the approximate amount of $96 thousand, and a decrease in accumulated other comprehensive income of $11 thousand.

Dividends

On October 17, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on November 16, 2007 to shareholders of record on November 2, 2007.

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

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock, of which 46,000 shares have already been repurchased under the current plan. Under this program, the Company repurchased 6,000 shares during the third quarter of 2007 at a total cost of approximately $96 thousand.

Trust Preferred Securities

On September 20, 2007, the Company issued $5,155,000 of Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in September 2037. Interest is payable quarterly on these debt securities at a fixed rate of interest of 6.888% for five years, equal to the five year SWAP plus 2.00%. The Company has the right under the Indenture to defer payment of interest on the Debt Securities at any time for a period not to exceed twenty consecutive quarterly periods (each an “Extension Period”) provided that no Extension Period may extend beyond the maturity of the Debt Securities. In the event the Company exercises the right to defer payment of interest on the Debt Securities, it may not declare or pay any dividends on its common stock. The Company presently has no intention to defer interest payments on the Debt Securities, and it considers the likelihood of such a deferral to be remote. The debt securities can be called at any time commencing on December 15, 2012 at par. The debt securities can also be redeemed at 107.5% or the present value of scheduled interest and principal payments from the special redemption date to the date the securities may be called by the Company if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. The Company also purchased a 3.1% minority interest totaling $155 thousand in Heritage Oaks Capital Trust III. The balance of the equity of Heritage Oaks Capital Trust III is comprised of mandatory redeemable preferred securities and is included in other assets. The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.

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

On October 27, 2006, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 27, 2036. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.71% for an effective rate of 7.08% as of September 30, 2007. The debt securities can be called at any time commencing on October 27, 2011, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $248,000 in Heritage Oaks Capital Trust II. The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets. The Company intends to use the proceeds of the sale of the Trust Preferred Securities issued to Heritage Oaks Capital Trust II for general corporate purposes which may include investment in the Bank, acquisitions, investments, payment of dividends and repurchases of our outstanding common stock.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trust II and III into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier 1 capital for regulatory purposes. As of September 30, 2007, the Company has included $13.0 million of net junior subordinated debt associated with Heritage Oaks Capital Trust II and Heritage Oaks Capital Trust III in its Tier I Capital for regulatory capital purposes.”

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

At September 30, 2007, the Company had sufficient cash to service the existing $13.4 million in junior subordinated debenture interest payments for approximately five years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was $8.5 million at September 30, 2007.

Regulatory Capital Requirements

Capital ratios for commercial banks in the United States are generally calculated using three different formulas. These calculations are referred to as the “Leverage Ratio” and two “risk-based” calculations known as: “Tier One Risk Based Capital Ratio” and the “Total Risk Based Capital Ratio.” These standards were developed through joint efforts of banking authorities from different countries around the world. The standards essentially take into account that different types of assets have different levels of risk associated with them. Furthermore, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

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

Summarized below are the Company’s and the Bank’s regulatory capital ratios at September 30, 2007.

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bancorp	Heritage Oaks Bank
Leverage Radio	4.00%	5.00%	10.69%	9.80%

Tier I Risk Based Capital Radio	4.00%	6.00%	11.65%	10.69%

Total Risk Based Capital Ratio	8.00%	10.00%	12.58%	11.62%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (ALCO) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source in the amount of $26.0 million. As of September 30, 2007, the Bank had no borrowings against credit arrangements with these correspondent banks. The Bank is also member of the FHLB and has a remaining collateralized borrowing capacity of approximately $120.3 million at September 30, 2007.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At September 30, 2007, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 9.83% compared to 9.31% at December 31, 2006. The ratio of net loans to deposits was 94.5% at September 30, 2007 compared to 104.5% at December 31, 2006. The ratio of net loans to available funding sources, which takes into account all funding sources including those other than deposits such as FHLB lines, was 75.01% at September 30, 2007 compared to 82.93% at December 31, 2006.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation over the past two years has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates. The increase in interest rates has created a narrowing of the net interest margin and the Company continues to experience contraction. There has been a great deal of news in the national media related to the rising rate environment leading to the inability of some borrowers in the single family residential sub-prime and alt- a markets to repay their debt. However, the Company’s primary focus is commercial lending and the strong underwriting requirements of the Company has continued to lend itself to outstanding asset quality as evidenced by a 0.13% non-performing loan to total gross loan ratio as of September 30, 2007.

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

In connection with the $13.4 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $13.4 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Northern Santa Barbara County and San Luis Obispo County, California, are subject to risks associated with the local economy.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2007 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of September 30, 2007, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$26,369	$27,615	$28,999	$30,417	$31,840

$ Change from base	$(2,631)	$(1,385)	$-	$1,417	$2,841

% Change from base	-9.07%	-4.77%	0.00%	4.89%	9.80%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at September 30, 2007.

(dollars in thousands)

Total Gross Loans		Percent of
Rate Type	Balance	Total
Variable - daily	$191,371	40.2%
Variable other than daily	211,991	44.6%
Fixed rate	72,265	15.2%
Total gross loans	$475,627	100.0%

The table above identifies approximately 40.2% of the loan portfolio that will re-price immediately in a changing rate environment. At September 30, 2007, approximately 84.8% of the Bank’s loan portfolio is variable.

(dollars in thousands)

Total Gross Loans		Percent of
Re-Pricing	Balance	Total
< 1 Year	$257,215	54.1%
1-3 Years	132,257	27.8%
3-5 Years	59,041	12.4%
> 5 Years	27,114	5.7%
Total gross loans	$475,627	100.0%

The table above indicates that as of September 30, 2007, approximately 54.1% of the Bank’s loan portfolio will re-price within one year and approximately 81.9% of the Bank’s loan portfolio will re-price within three years.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of September 30, 2007, the Company had repurchased 46,000 shares of its common stock under the repurchase plan at an average market price of $17.71 per share. As of September 30, 2007, there were 54,000 shares of common stock available for purchase under the repurchase plan.

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock, of which 46,000 shares have already been repurchased under the current plan.

The following table summarizes the repurchases the Company made of its common stock during the three months ended September 30, 2007.

			Total number	Remaining number
			of shares	of shares that
	Total number	Average	purchased as	may be purchased
	of shares	price paid	part of pubicly	under the publicaly
Period	purchased	per share	announced plan	announced plan (1)
July	-	$-	-	60,000
August	4,500	$15.98	4,500	55,500
September	1,500	$16.25	1,500	54,000
Total	6,000	$16.05	6,000	54,000

(1) Includes the additional 60,000 shares added to the plan in October 2006

As indicated above, the Company repurchased 6,000 shares of its common stock at an average price of $16.05 per share during the third quarter of 2007. The Company made no repurchases of its common stock during the first and second quarters of 2007.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a)Exhibits:

Exhibit (10.1)  Form of change in control agreements entered into with named executive officers.

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

DATE: November 7, 2007

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)