Form 10-K
period 2007-12-31
HERITAGE OAKS BANCORP
filed 2008-03-03
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2007.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

COMMISSION FILE NO. 0-25020
HERITAGE OAKS BANCORP
(Exact name of registrant as specified in its charter)

STATE OF CALIFORNIA	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

545 12th Stree PASO ROBLES, CALIFORNIA 93446	(805) 369-5200
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, (NO PAR VALUE)	NASDAQ CAPITAL MARKET
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one). Large Accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at December 31, 2007 was $92.2 million. As of February 28, 2008, the Registrant had 7,318,932 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders.

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, the recent disruptions of the United States credit markets, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the war on terrorism and other factors referenced in this report, including in “Item 1A. Risk Factors.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Heritage Oaks Bancorp (the "Company," “we” or “our”) is a California corporation organized in 1994 to act as the holding company of Heritage Oaks Bank (the “Bank"). In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In October 2006, the Company formed Heritage Oaks Capital Trust II (the “Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

On April 23, 2007, the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus accrued and unpaid interest as of the redemption date. As a result of the redemption of the securities associated with Heritage Oaks Capital Trust I, the Trust was dissolved on June 1, 2007. See also Note 8 to the Consolidated Financial Statements filed on this Form 10-K for a more detailed discussion related to the redemption of these securities.

In June of 2007, the Company sold four of its properties to First States Group, L.P. (“First States”), an unaffiliated party, in a sale-leaseback transaction for $12.8 million. In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility under which the bank will continue to utilize for the normal course of business. The three branches are located in Paso Robles, Arroyo Grande and Santa Maria, California. The administrative facility is located in Paso Robles, California. See also Item 2 Description of Properties, on this Form 10-K for a more detailed discussion related to this sale-leaseback transaction.

In September 2007, the Company formed Heritage Oaks Capital Trust III (the “Trust III”). Trust III is a statutory business trust formed under the laws of the state of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

On October 12, 2007 the Company acquired Business First National Bank (“Business First”). Business First was merged into Heritage Oaks Bank, a wholly owned subsidiary of the Company. The acquisition added two branches to the Heritage Oaks Bank network and marked the Company’s entry into southern Santa Barbara County. The Company is operating these two branches as Business First, a division of Heritage Oaks Bank. The consideration paid for Business First was $19.5 million, consisting of approximately 75% common stock and 25% cash. Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash. Upon the acquisition of Business First, Messrs. Michael J. Behrman and Michael E. Pfau, previous members of Business First’s board of directors, were added to the board of directors of the Company. See also Note 22 to the Consolidated Financial Statements filed on this Form 10-K for additional information regarding this acquisition.

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

At December 31, 2007, the Company had approximately $745.6 million in consolidated assets, $605.3 million in net consolidated loans, $644.8 million in consolidated deposits, and $69.5 million in stockholders' equity.

The Bank is headquartered in Paso Robles, California with one branch office in Paso Robles, two branch offices in San Luis Obispo, one branch office in Cambria, one branch office in Arroyo Grande, three branch offices in Santa Maria, one branch office in Atascadero, one branch office in Morro Bay, one branch office in Templeton, one branch office in San Miguel, and two branch offices in Santa Barbara. The Bank conducts a commercial banking business in the counties of San Luis Obispo and Santa Barbara, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans. The Bank also offers installment note collection, issues cashier’s checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policies since inception have emphasized small business, commercial and retail banking. Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2007, the Bank had approximately $613.2 million in gross loan balances, of which approximately $458.6 million or 74.8% consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development. A more detailed discussion of the loan portfolio can be found under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the Consolidated Financial Statements on this form 10-K.

Most of the Bank’s deposits are obtained through local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. Management considers three account relationships with customers engaged in mortgage related businesses to be volatile deposit relationships. These deposit accounts, which are closely monitored by bank management, had combined balances of $15.7 million at December 31, 2007 compared to $44.1 million at December 31, 2006. Management and the Board of Directors of the Bank are aware that changes in mortgage market conditions may continue to have an impact on these relationships. In addition to the three accounts mentioned, the bank obtained two additional deposit relationships during the fourth quarter of 2007 that it considers to be volatile, at December 31, 2007, the combined balance of these accounts was approximately $42.6 million. In total, the bank has deposit relationships totaling approximately $58.3 million that it considers to be of volatile nature at December 31, 2007. A more detailed discussion of deposits can be found under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income. For the year ended December 31, 2007, these sources comprised 84.0%, 5.4%, 5.5%, 0.9% and 4.2%, respectively, of the Company’s total operating income.

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services, except as otherwise discussed herein. There has been no significant change in the types of services offered by the Bank since its inception. The Company has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets. Most of the Company’s business originates from San Luis Obispo and Santa Barbara Counties and there is no emphasis on foreign sources and application of funds. The Company’s business, based upon performance to date, does not appear to be seasonal. Management of the Company is unaware of any material effect upon the Company’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design, the “Oakley” design and “Deeply Rooted in Your Hometown.”

EMPLOYEES

As of December 31, 2007, The Bank had 242 full-time equivalent employees. The Bank believes that its employee relations are positive.
LOCAL ECONOMIC CLIMATE

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services. The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 260,000, 92,000, and 90,000 respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetable and fruits. Vineyards and cattle ranches also contribute largely to the local economy. The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Although on average the climate in our markets is generally very mild, we did experience significantly cooler weather in early 2007. This did not have a significant impact on our business. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Throughout the primary market area of the Company, the softening housing market of 2007 is expected to continue into 2008, though it is unknown just how long-lasting the slowdown might be. The number of homes sold in 2007 was 25% less than 2006, according to real estate research firm DataQuick. The median price of an existing home in San Luis Obispo County was 1.9% less in December 2007 compared to December 2006. Some economists predict housing prices will moderate in 2008 based on the nontraditional nature of the market that includes buyers bringing in equity earned in other parts of the state. Because of the desirable climate, close proximity to pristine beaches, water sport lakes and the ever popular wine industry, for both San Luis Obispo and Santa Barbara County, the real estate market for single family residences has to a great degree depended on those buyers with greater amounts of discretionary funds who could afford a second home or a more expensive primary residence. According to the chief economist for the California Association of Realtors, the Central Coast should fair better due to a somewhat constant demand for coastal property and the lack of over supply seen in many other parts of the state.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See “Supervision and Regulation-Financial Services Modernization Legislation and Sarbanes - Oxley Act of 2002.”

SUPERVISION AND REGULATION

•	General

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

•	The Company

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

•	The Bank

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

•	Capital Standards

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier I capital and limited amounts of Tier II capital) and Tier I capital. Tier I capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier II capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier II capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The regulatory capital requirements, as well as the actual capital ratios for Heritage Oaks Bank and the Company as of December 31, 2007, are presented in detail in Note 11, Regulatory Matters of the Consolidated Financial Statements. See also “Capital” within Management’s Discussion and Analysis of this Form 10-K. As of December 31, 2007, both the Bank and the Company exceeded the minimum capital requirements to be well capitalized.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum limit of 25% of total Tier I capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2007, the subsidiary trusts had $13.4 million in trust preferred securities outstanding, of which $13.0 million qualify as Tier I capital.

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of a Bank is less than the greater of (i) 4% of the banks total assets or (ii) $1,000,000.

•	Prompt Corrective Action and Other Enforcement Mechanisms

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

•	Safety and Soundness Standards

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

•	Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor by the FDIC except for certain retirement accounts which are insured up to $250,000. The Bank is required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2007 the FDIC adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

Under the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was approximately $126 thousand. This credit can be used to offset assessments until exhausted. During 2007, The Bank used the entire amount of the credit as an offset to its regular quarterly assessment.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the year ending December 31, 2007 averaged 1.14 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

•	Sarbanes-Oxley Act of 2002

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

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods;” (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ. It is anticipated that the Company will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

•	Financial Services Modernization Legislation

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

•	USA Patriot Act of 2001

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

•	Transactions between Affiliates

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

•	Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance.” At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

•	Privacy

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

•	Predatory Lending

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

•	Bank Secrecy Act and Money Laundering Control Act

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

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), insider ownership reports and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.heritageoaksbancorp.com. The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

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

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE HIGHLY DEPENDENT ON REAL ESTATE AND A DOWNTURN IN THE REAL ESTATE MARKET MAY HURT OUR BUSINESS.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 74.8% of our loan portfolio. A decline in current economic conditions, a decline in the local housing market, such as the one we are experiencing currently, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

WE ALSO HAVE A CONCENTRATION IN HIGHER RISK COMMERCIAL REAL ESTATE LOANS.

We also have a high concentration in commercial real estate or CRE loans. CRE loans as defined by final guidance issued by Bank regulators are defined as construction, land development, other land loans, loans secured by multifamily (5 or more) residential properties, and loans secured by non-farm nonresidential properties. Following this definition, approximately 66.2% of our lending portfolio can be classified as CRE lending. CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

Additionally, federal banking regulators recently issued final guidance regarding commercial real estate lending. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio. If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.
THE CURRENT CHANGING ECONOMIC ENVIRONMENT POSES SIGNIFICANT CHALLENGES FOR US.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While we have very limited direct exposure to the residential real estate market and while we have no sub-prime residential loans or securities backed by such loans on our books, we are nevertheless affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations. This deterioration in economic conditions coupled with a possible national economic recession could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:

•	Loan delinquencies, problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may decrease; and

•	Collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associate with our existing loans.

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

FAILURE TO SUCCESSFULLY EXECUTE OUR STRATEGY MAY ADVERSELY AFFECT OUR PERFORMANCE.

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

ECONOMIC CONDITIONS IN THE CENTRAL COAST OF CALIFORNIA AREA MAY ADVERSELY AFFECT OUR OPERATIONS AND / OR CAUSE US TO SUSTAIN LOSSES.

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

WE FACE STRONG COMPETITION FROM FINANCIAL SERVICE COMPANIES AND OTHER COMPANIES THAT OFFER BANKING SERVICES WHICH MAY HURT OUR BUSINESS.

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

•	Information Systems

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

•	Technological Advances

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

•	Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events

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

•	We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations

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
OUR RECENT ACQUISITION OF BUSINESS FIRST NATIONAL BANK PRESENTS CERTAIN RISKS TO OUR OPERATIONS.

There are risks commonly encountered with growth through acquisition of banks. These risks include, among other things:

•	Difficulty of integrating the operations and personnel of the acquired bank and its branches;

•	Potential disruption of our ongoing business;

•
Inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems; and

•	Inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

While we believe the integration of Business First National Bank is going well, we cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with this acquisition. Our inability to improve the operating performance of Business First National Bank or to integrate its operations successfully could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we have incurred and will continue to incur substantial expenses, including the expenses of integrating the operations of Business First National Bank with our existing business.

RISKS ASSOCIATED WITH OUR INDUSTRY

WE ARE SUBJECT TO GOVERNMENT REGULATION THAT MAY LIMIT OR RESTRICT OUR ACTIVITIES, WHICH IN TURN MAY ADVERSELY IMPACT OUR OPERATIONS.

The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. For example, operating expenses of approximately $128 thousand were attributable to compliance with the Sarbanes-Oxley Act provisions in the year ended December 31, 2007. We anticipate that continued compliance with, among other regulatory provisions, The Sarbanes-Oxley Act will impact future operating expenses. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

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

RISKS ASSOCIATED WITH OUR STOCK
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

ITEM 1B. UNRESOLVED STAFF COMMITMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s headquarters are located at 545 12th Street in Paso Robles, California. It is an office occupied solely by the Bank. Additionally, the Company occupies a three story administrative facility from where all administrative functions are based. This facility is located at 1222 Vine Street in Paso Robles, California. The Company also occupies fourteen branches within the counties of San Luis Obispo and Santa Barbara. The bank currently owns one of the fourteen branches that it occupies and leases the remaining branches from various unaffiliated parties for an approximate aggregate amount of $189 thousand per month. Additionally, the Company subleases part of five branches to unaffiliated parties. The income associated with these subleases is approximately $24 thousand per month.

In June of 2007, the Company sold four of its properties to First States Group, L.P. (“First States”), an unaffiliated party, in a sale-leaseback transaction for approximately $12.8 million. In connection with the sale, the Bank entered four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility under which the bank will continue to utilize for the normal course of business.  The three branches are located in Paso Robles, Arroyo Grande and Santa Maria, California. The administrative facility is located in Paso Robles, California. The initial annual base rents for the Paso Robles, Arroyo Grande, and Santa Maria branches are $199 thousand, $92 thousand, and $151 thousand, respectively. The initial annual base rent for the administrative facility is $455 thousand. Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term. Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of the shareholders in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “HEOP.”

The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2006:

	Closing Prices
Quarters Ended	High	Low
December 31, 2007	$16.99	$12.60
September 30, 2007	18.19	14.60
June 30, 2007	18.73	17.23
March 31, 2007	18.45	17.18

December 31, 2006	$19.06	$16.36
September 30, 2006	17.00	15.87
June 30, 2006	19.53	16.50
March 31, 2006	22.90	18.32

Prices listed above have been adjusted to reflect all stock dividend and split activity.

The following graph provides a five year comparison of cumulative total returns for Heritage Oaks Bancorp Common Stock, the NASDAQ Composite Index, and the SNL Western Bank Index.

HOLDERS

As of February 1, 2008, there were approximately 2,014 holders of the Company's Common Stock. There are no other classes of equity securities outstanding.

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

The ability of the Company to pay a cash dividend and to service the debt on its junior subordinated debentures depends largely on the Bank’s ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction. Under these provisions, the amount available for distribution from the Bank to the Company was approximately $20 million at December 31, 2007.

CASH DIVIDENDS

The following table provides a summary of cash dividends the Company has declared and paid on its common stock during 2007 and 2006:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Regular quarterly dividend	$0.08	17-Oct-07	2-Nov-07	16-Nov-07
Regular quarterly dividend	$0.08	18-Jul-07	3-Aug-07	17-Aug-07
Regular quarterly dividend	$0.08	20-Apr-07	4-May-07	18-May-07
Regular quarterly dividend	$0.08	19-Jan-07	2-Feb-07	16-Feb-07
Regular quarterly dividend	$0.08	20-Oct-06	3-Nov-06	17-Nov-06
Regular quarterly dividend	$0.08	21-Jul-06	11-Aug-06	25-Aug-06
Special cash dividend	$0.25	21-Apr-06	8-May-06	19-May-06

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

The following table summarizes information as of December 31, 2007 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Plan Category	Plan Year	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants of Rights		Weighted Average Exercise Price of Outstanding Options, Warrants of Rights	Number of Securities Remaining Available For Future Issuance

Equity compensation plans approved by security holders:	1990	-		$-	-
	1997	300,243		$6.47	-	(1)
	2005	140,851	(2)	$13.68	-
	2005	66,300	(3)	$-	432,830
Equity compensation plans not approved by security holders:	N/A	N/A		N/A	N/A

Totals		507,394		$12.89	432,830

(1) No further grants may be made from the 1997 Stock Option Plan.
(2) During 2007, 100,851 shares were granted in connection with the acquisition of Business First. Additionally, 40,000 shares were granted to various members of the Board of Directors from this plan.
(3) The awards presented here are in the form of restricted share grants. Restrictions lapse completely on the fifth anniversary date from issuance.

PURCHASES OF EQUITY SECURITIES

On July 21, 2006, the Company’s Board of Directors adopted a one year stock repurchase program in the initial amount of 40,000 shares and an expiration date of July 21, 2007. The repurchase program seeks to reduce the number of outstanding shares resulting in an improvement to the Company’s earnings per share and to its return on equity. In October 2006, the Board approved an increase in the stock repurchase program to a total of 100,000 shares. On July 18, 2007, the Board of Directors authorized an additional one year extension of the stock repurchase program, which will expire in July 2008. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock. As of December 31, 2007, the Company had repurchased 53,500 shares of its common stock under the current plan, of which 13,500 shares were repurchased during 2007 at an average cost of $15.92 per share. All of these shares were purchased at current market prices on the date of transaction in compliance with SEC rules. As of December 31, 2007, the Company was authorized to repurchase up to an additional 46,500 shares under this program.

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Remaining Number of Shares That May Be Purchased Under The Publicaly Announced Plan (1)
October	1,500	$16.15	1,500	52,500
November	6,000	$15.74	6,000	46,500
December	-	$-	-	46,500
Total	7,500	$15.82	7,500	46,500

(1) Includes the additional 60,000 shares added to the plan in October 2006

As indicated in the table above, the Company repurchased 7,500 shares of its common stock during the fourth quarter of 2007 at an average cost of $15.82 per share.

ITEM 6. SELECTED FINANCIAL DATA

The table below provides selected financial data that highlights the Company’s performance results for the five years ended December 31, 2007, 2006, 2005, 2004 and 2003 and for the three months ended December 31, 2007 and 2006:

	For the three months ended, December 31,			At or for the years ended December 31,
(dollar amounts in thousands, except share data)	2007	2006	2007	2006	2005	2004	2003
Consolidated Income Data:
Interest income	$13,155	$9,932	$45,174	$36,372	$30,175	$23,313	$18,174
Interest expense	4,374	2,981	14,751	9,316	5,016	3,361	3,463
Net interest income	8,781	6,951	30,423	27,056	25,159	19,952	14,711
Provision for loan losses	140	120	660	600	710	410	370
Net interest income after provision for loan losses	8,641	6,831	29,763	26,456	24,449	19,542	14,341
Non-interest income	1,439	1,301	5,349	4,952	5,009	4,999	3,797
Non-interest expense	6,874	5,539	23,908	20,955	18,718	17,198	12,425
Income before income taxes	3,206	2,593	11,204	10,453	10,740	7,343	5,713
Provision for income taxes	1,228	944	4,287	3,791	4,103	2,759	2,117
Net income	$1,978	$1,649	$6,917	$6,662	$6,637	$4,584	$3,596
Share Data:
Earnings per share - basic	$0.27	$0.26	$1.04	$1.05	$1.08	$0.77	$0.71
Earnings per share - diluted	$0.26	$0.25	$1.00	$1.01	$1.01	$0.71	$0.66
Dividend payout ratio (1)	29.58%	30.86%	30.76%	39.05%	0.00%	0.00%	0.00%
Book value per share	$9.49	$7.80	$9.49	$7.80	$7.20	$6.19	$5.42
Actual shares outstanding at end of period	7,317,932	6,345,639	7,317,932	6,345,639	6,231,982	3,817,943	3,604,497
Weighted average shares outstanding - Basic	7,316,886	6,355,466	6,651,594	6,333,924	6,167,937	5,990,498	5,057,687
Weighted average shares outstanding - Diluted	7,511,625	6,598,355	6,884,575	6,595,793	6,551,389	6,434,768	5,407,251
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$46,419	$23,034	$46,419	$23,034	$44,559	$21,867	$77,114
Total investments and other securities	$47,556	$38,445	$47,556	$38,445	$44,402	$57,394	$54,956
Total gross loans	$613,217	$444,983	$613,217	$444,983	$368,133	$339,693	$278,135
Allowance for loan losses	$(6,143)	$(4,081)	$(6,143)	$(4,081)	$(3,881)	$(3,247)	$(3,070)
Total assets	$745,554	$541,774	$745,554	$541,774	$488,501	$448,012	$441,948
Total deposits	$644,808	$420,521	$644,808	$420,521	$417,797	$370,441	$366,439
Junior subordinated debt	$13,403	$16,496	$13,403	$16,496	$8,248	$8,248	$8,248
Total stockholders' equity	$69,450	$49,472	$69,450	$49,472	$44,845	$37,250	$32,288
Selected Other Balance Sheet Data:
Average assets	$709,304	$530,829	$605,736	$503,877	$480,204	$447,428	$343,171
Average earning assets	$654,146	$482,138	$555,871	$455,497	$435,613	$391,532	$305,452
Average stockholders' equity	$67,343	$48,342	$55,927	$47,236	$41,340	$34,854	$23,169
Selected Financial Ratios :
Return on average assets	1.11%	1.23%	1.14%	1.32%	1.38%	1.02%	1.05%
Return on average stockholders' equity	11.65%	13.53%	12.37%	14.10%	16.06%	13.15%	15.52%
Net interest margin (2)	5.33%	5.72%	5.47%	5.94%	5.78%	5.10%	4.82%
Efficiency ratio (3)	67.26%	67.12%	66.83%	65.47%	62.04%	68.93%	67.13%
Capital Ratios:
Average stockholders' equity to average assets	9.49%	9.11%	9.23%	9.37%	8.61%	7.79%	6.75%
Leverage Ratio	9.60%	11.00%	9.60%	11.00%	9.61%	8.34%	8.30%
Tier 1 Risk-Based Capital ratio	10.08%	11.51%	10.08%	11.51%	10.98%	9.78%	10.15%
Total Risk-Based Capital ratio	11.04%	12.36%	11.04%	12.36%	11.93%	10.65%	11.14%
Selected Asset Quality Ratios:
Non-performing loans to total loans (4)	0.06%	0.01%	0.06%	0.01%	0.01%	0.27%	0.59%
Non-performing assets to total loans	0.06%	0.01%	0.06%	0.01%	0.01%	0.27%	0.59%
Non-performing assets to total assets (5)	0.05%	0.01%	0.05%	0.01%	0.01%	0.21%	0.37%
Allowance for loan losses to total loans	1.00%	0.92%	1.00%	0.92%	1.05%	0.96%	1.10%
Allowance for loan losses to non-performing loans	1817.46%	7420.00%	1817.46%	7420.00%	7187.00%	348.00%	188.00%
Allowance for loan losses to non-performing assets	1817.46%	7420.00%	1817.46%	7420.00%	7187.00%	348.00%	188.00%
Net charge-offs(recoveries) to average loans	0.02%	-0.02%	0.00%	0.10%	0.02%	0.08%	0.10%

(1) Cash dividends totaling $0.08 per share were paid in the fourth quarters of 2007 and 2006. For the years 2007 and 2006, cash dividends totaling $0.32 and $0.49 per share were paid. In the first quarter of 2006, the Company paid a special cash dividend of $0.25 per share. No cash dividends were paid in 2005, 2004 and 2003.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income.
(4) Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(5) Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2007. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

FINANCIAL OVERVIEW

For the years ended December 31, 2007, 2006 and 2005 the Company earned $6.9 million, $6.7 million, and $6.6 million or $1.00, $1.01 and $1.01 per share on a fully diluted basis, respectively. For 2007, net income on a year over year basis grew approximately $0.3 million or 3.8%. The primary factor behind the year over year increase in net income was an $8.8 million or 24.2% increase in interest income, resulting from the Company’s continued loan growth, rising interest rates during the first half of 2007, and the acquisition of Business First. Since the acquisition, Business First has contributed approximately $2.3 million in interest income to the Bank. Although the Bank did experience a significant amount of loan pay-downs during the year, the dollar amount of loans funded rose significantly from the prior year end, contributing the overall rise in organic loan growth and ultimately interest income.

During 2007, the Company experienced a significant rise in interest expense, which minimized the rise in net interest income. For the years ended December 31, 2007, 2006 and 2005 interest expense was $14.8 million, $9.3 million and $5.0 million, respectively. For 2007, on a year over year basis, interest expense grew approximately $5.4 million or 58.3%. This increase can be attributed to the considerable deposit growth the Bank experienced during 2007, specifically related to promotions designed to attract lower cost core deposits as well as rising interest rates during the first half of 2007. The growth in lower cost core deposits has, however, allowed the Bank to pay-down more expensive Federal Home Loan Bank borrowings in an effort to curb the rise in the Bank’s overall cost of funds. Additionally, of the rise in interest expense approximately $0.9 million or 15.8% can be attributed to the acquisition of Business First.

The rise in interest expense during 2007 has placed pressure on the net interest margin. The Company’s net interest margin declined approximately 47 basis points in 2007 to 5.47% from 5.94% in 2006 and approximately 31 basis points from the 5.78% reported in 2005. Competition for lower cost core deposits and rising interest rates during the majority of 2007 were primary factors in the year over year decline in the net interest margin.

The Company also experienced a $3.0 million or 14.0% rise in non-interest expense during 2007. For the years ended December 31, 2007, 2006 and 2005 non-interest expense was $23.9 million, $21.0 million and $18.7 million, respectively. For 2007, the year over year rise in non-interest expenses is mainly attributable to a $1.9 million or 16.7% rise in salaries and employee benefits. The increase in this category can be attributed in part to a full year impact of the Templeton branch opened in August 2006 as well as the addition of staff for a full-service branch in the town of San Miguel that has since opened in early 2008. Additionally, the acquisition of Business First accounted for approximately $0.6 million or 29.3% of the rise in salaries and employee benefits on a year over year basis.

For 2007 the Company’s efficiency ratio was 66.83%. This is slightly higher than the 65.47% and 62.04% the Company reported for the years ended December 31, 2006 and 2005, respectively. The rise in the efficiency ratio can be attributed to the addition of staff needed to position the Company for future growth, the acquisition of Business First, and the rise in interest expense during 2007, as previously mentioned.

Return on Equity (“ROE”) was 12.37%, 14.10% and 16.06% for 2007, 2006 and 2005, respectively. In addition to the rise in interest and non-interest expenses, the acquisition of Business First has placed some pressure on ROE during the later half of 2007 due to the issuance of common stock to the former shareholders of Business First in connection with the acquisition.

At December 31, 2007, the Company had approximately $745.6 million in total assets. This, when compared to the $541.8 million reported at December 31, 2006, represents an increase of approximately $203.8 million or 37.6%. Of this increase, approximately $152.2 million can be attributed to the acquisition of and growth in Business First assets. During 2007, the increase in net loan balances contributed to the majority of the rise in total assets. Excluding the acquisition of Business First, the Bank’s loan portfolio grew approximately $16.0 million or 3.7%. In October 2007, the Bank acquired approximately $120.8 million in net loans from Business First and since the date of the acquisition, Business First net loan balances have increased approximately $29.3 million or 24.2%.

The growth in the Bank’s deposit balances have contributed to higher balances in federal funds sold. At December 31, 2007, federal funds sold were approximately $23.2 million, which represents an approximate $19.3 million increase over the $3.9 million reported at December 31, 2006.

At December 31, 2007, total deposits were $644.8 million. This, when compared to the $420.5 million reported at December 31, 2006, represents an increase of approximately $224.3 million. During 2007, the Bank engaged in promotions designed to attract lower cost core deposits in an effort to fund the strong loan growth the Bank saw during the first half of the year, and to pay-down higher cost Federal Home Loan Bank borrowings. These promotions have proven to be successful, as the Bank, excluding the acquisition of Business First experienced an increase in total deposits of approximately $100.7 million or 23.9% during 2007. The majority of this increase can be attributed to a $110.2 million increase in Savings, NOW and Money Market deposit balances. Upon the acquisition of Business First, the Bank acquired approximately $133.4 million in deposits.

As previously mentioned, the strong growth in lower cost core deposit balances during 2007 allowed the Bank to pay-down approximately $50.0 million in higher cost Federal Home Loan Bank (“FHLB”) borrowings. At December 31, 2007, the Bank had $8.0 million in FHLB advances, which were assumed upon the acquisition of Business First.

In April 2007, the Company redeemed all the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I. The redemption price was 100% of the principal amount redeemed, or $8.2 million, plus $0.4 million for the standard interest payment due on April 22, 2007. As a result of the redemption of these securities, the trust was dissolved on June 1, 2007. Subsequently, the Company, in September 2007, issued $5.2 million in Junior Subordinated Debt Securities to Heritage Oaks Capital Trust III. Interest on these securities is payable quarterly at a fixed rate of 6.89%. The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for future growth. For a more detailed discussion regarding these securities, see Note 8, Borrowings of the Consolidated Financial Statements filed on this form 10-K.

In June 2007, the Company completed the sale of four of the Bank’s properties to First States Group, L.P. (“First States”), an unaffiliated party, for $12.8 million. In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility under which the Bank will continue to utilize for the normal course of business. Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms. In connection with the sale of the properties mentioned, the Bank will recognize a gain of approximately $3.4 million. This gain will be amortized over a fifteen year period in accordance with SFAS No. 13 “Accounting for Leases.” In addition to deferring the gain on sale, the Bank has recorded an income tax liability and a deferred tax asset in the approximate amounts of $1.4 million, directly related to the deferred gain on sale. For the year ended December 31, 2007, the Company recognized a gain of approximately $0.1 million related to the sale-leaseback transaction, which was recorded as an offset to rental expense. See also Item 2. Description of Properties of this Form 10-K for additional information related to this transaction.

RESULTS OF OPERATIONS

The Company reported net income of $6.9 million for the year ended December 31, 2007 compared to $6.7 million and $6.6 million for the years 2006 and 2005 respectively. Basic earnings per share were $1.04, $1.05 and $1.08 at December 31, 2007, 2006 and 2005, respectively. Diluted earnings per share were $1.00, $1.01 and $1.01 at December 31, 2007, 2006 and 2005, respectively. Earnings were mostly unchanged from the prior year primarily due to an increase in interest expense on interest bearing accounts and borrowed funds along with an increase in non-interest expenses. Rising interest rates during the majority of 2007 as well as competition for lower cost core deposits contributed to a 66 basis point rise in the Company’s cost of funds, which placed pressure on and resulted in a reduction in the net interest margin from 5.94% in 2006 to 5.47% in 2007.

NET INTEREST INCOME AND MARGIN

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

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2007, 2006 and 2005. The average balance of non-accruing loans has been included in loan totals:

	For The Year Ended, December 31, 2007			For The Year Ended, December 31, 2006			For The Year Ended, December 31, 2005
			Income/			Income/			Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets:
Investments with other banks	$499	1.60%	$8	$315	2.86%	$9	$1,149	4.44%	$51
Investment securities taxable	25,585	4.87%	1,246	27,455	4.46%	1,225	38,499	3.81%	1,465
Investment securities non-taxable	16,535	4.29%	710	16,319	4.30%	702	13,701	4.33%	593
Federal funds sold	15,878	4.94%	785	11,179	4.82%	539	19,529	3.42%	667
Loans (1) (2)	497,374	8.53%	42,425	400,229	8.47%	33,897	362,735	7.55%	27,399
Total interest earning assets	555,871	8.13%	45,174	455,497	7.99%	36,372	435,613	6.93%	30,175

Allowance for possible loan losses	(4,784)			(3,931)			(3,577)
Other assets	54,649			52,311			48,168
Total assets	$605,736			$503,877			$480,204

Interest Bearing Liabilities:
Savings/NOW/money market	$207,684	2.36%	$4,911	$160,841	1.55%	$2,497	$167,223	1.01%	$1,695
Time deposits	145,565	4.78%	6,960	106,342	4.21%	4,472	65,128	2.74%	1,784
Other borrowings	34,991	5.42%	1,896	27,854	5.21%	1,452	27,966	3.41%	954
Federal funds purchased	1,138	5.54%	63	1,020	5.49%	56	-	0.00%	-
Long-term debt	12,234	7.53%	921	9,694	8.65%	839	8,248	7.07%	583
Total interest-bearing liabilities	401,612	3.67%	14,751	305,751	3.05%	9,316	268,565	1.87%	5,016
Demand deposits	141,123			146,458			166,780
Other liabilities	7,074			4,432			3,519
Stockholders' Equity:
Common stock	32,909			29,367			28,049
Additional paid in capital	507			-			-
Retained earnings	22,463			18,003			13,268
Valuation allowance investments	48			(134)			23
Total stockholders' equity	55,927			47,236			41,340

Total liabilities and stockholders' equity	$605,736			$503,877			$480,204

Net interest income			$30,423			$27,056			$25,159
Net interest margin (3)		5.47%			5.94%			5.78%

(1) Nonaccrual loans have been included in total loans.
(2) Loan fees of $1,227; $1,275; and $1,440 for the years ending ending December 31, 2007; 2006; and 2005 respectively have been included in interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of such change attributable to changes in average balances (volume) or changes in interest rates for the three years ended December 31, 2007, 2006 and 2005:

	For The Year Ended, December 31, 2007			For The Year Ended, December 31, 2006			For The Year Ended, December 31, 2005
(dollar amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$8,288	$240	$8,528	$2,990	$3,508	$6,498	$4,230	$2,554	$6,784
Investment securities taxable	(86)	107	21	(604)	364	(240)	(406)	22	(384)
Investment securities non-taxable (2):	14	(2)	12	171	(6)	165	145	(12)	133
Taxable equivalent adjustment (2):	(5)	1	(4)	(58)	2	(56)	(49)	4	(45)
Interest-bearing deposits	4	(5)	(1)	(28)	(14)	(42)	(5)	15	10
Federal funds sold	232	14	246	(3,648)	3,520	(128)	(46)	411	365

Net increase (decrease)	8,447	355	8,802	(1,177)	7,374	6,197	3,869	2,994	6,863

Interest expense:
Savings, NOW, money market	249	2,165	2,414	(62)	864	802	41	955	996
Time deposits	2,009	479	2,488	1,456	1,232	2,688	(66)	779	713
Other borrowings	390	54	444	(4)	502	498	(109)	(92)	(201)
Federal funds purchased	7	-	7	56	-	56	-	-	-
Long term borrowings	201	(119)	82	112	144	256	-	147	147

Net increase (decrease)	2,856	2,579	5,435	1,558	2,742	4,300	(134)	1,789	1,655

Total net increase (decrease)	$5,591	$(2,224)	$3,367	$(2,735)	$4,632	$1,897	$4,003	$1,205	$5,208

(1) Loan fees of $1,227, $1,275 and $1,440, for 2007, 2006 and 2005, respectively have been included in the interest income computation.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

During 2007 there was an $8.8 million increase in interest income and a $5.4 million increase in interest expense compared to 2006. The resulting $3.4 million increase in net interest income was the result of a number of dynamics affecting both average balance and interest rate considerations. For the year, average earning assets increased by $100.4 million. Although the acquisition of Business First contributed approximately $30.1 million to the increase in average earning assets, average loans exclusive of the acquisition increased $67.7 million from the prior year end. This increase in average loan balances, both organic and through the acquisition of Business First in conjunction with a rising rate environment throughout the majority of 2007 contributed to the majority of the rise in interest income.

Average interest bearing liabilities increased by $95.9 million during 2007, of which approximately $20.3 million can be attributed to the acquisition of Business First. The Bank, exclusive of the acquisition, experienced a rise in average Savings, NOW, and Money Market account balances of approximately $33.9 million and a rise in time certificates of deposits of approximately $32.3 million. The promotional activities the Bank engaged in during 2007 to attract lower cost sources of funding directly contributed to the rise in average interest-bearing deposit balances. During 2007, the cost of interest-bearing liabilities increased by approximately 62 basis points to 3.67% from the 3.05% reported at December 31, 2006. The rise in interest bearing liabilities in conjunction with the rise in interest rates during the majority of 2007, as previously mentioned, contributed to the overall decline in the net interest margin by 47 basis points to 5.47% from the 5.94% reported at December 31, 2006.

During 2006 there was a $6.2 million increase in interest income and a $4.3 million increase in interest expense when compared to 2005. The Company experienced an increase in average earning assets of approximately $19.9 million. This increase was primarily attributable to an increase of $37.5 million in average loan balances from the end of 2005. The increase in average loan balances was partially offset by decreases in average federal funds sold of $8.4 million and a decline in taxable investment securities by approximately $13.0 million, primarily attributable to principal reductions and maturities of mortgage-backed securities. During 2006, the yield on average earning assets increased by approximately 106 basis points, while the cost of interest bearing liabilities increased by approximately 118 basis points when compared to 2005.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2007 balances indicate that the net interest income at risk over a one year time horizon from a 1.0% and 2.0% upward and downward rate movement are within the Company’s policy guidelines for such changes. See, ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below sets forth changes from 2006 to 2007 for average interest earning assets and their respective average yields:

(dollar amounts in thousands)	Average Balance For The Year Ended, December 31,		Variance		Average Yield For The Year Ended, December 31,
Interest Earning Assets:	2007	2006	dollar	percentage	2007	2006	Variance
Time deposits with other banks	$499	$315	$184	58.41%	1.60%	2.86%	-1.25%
Investment securities taxable	25,585	27,455	(1,870)	-6.81%	4.87%	4.46%	0.41%
Investment securities non-taxable	16,535	16,319	216	1.32%	4.29%	4.30%	-0.01%
Federal funds sold	15,878	11,179	4,699	42.03%	4.94%	4.82%	0.12%
Loans (1) (2)	497,374	$400,229	97,145	24.27%	8.53%	8.47%	0.06%

Total interest earning assets	$555,871	$455,497	$100,374	22.04%	8.13%	7.99%	0.14%

(1) Non-accrual loans have been included in loan totals.
(2) Loan fees of $1,227 and $1,275 have been included in the interest income computation for the years ended December 31, 2007 and 2006, respectively.

The table below sets forth changes from 2006 to 2007 for average interest bearing liabilities and the respective average rates paid:

(dollar amounts in thousands)	Average Balance For The Year Ended, December 31,		Variance		Average Yield For The Year Ended, December 31,
Interest Bearing Liabilities:	2007	2006	dollar	percentage	2007	2006	Variance
Savings/NOW/money market	$207,684	$160,841	$46,843	29.12%	2.36%	1.55%	0.81%
Time deposits	145,565	106,342	39,223	36.88%	4.78%	4.21%	0.57%
Other borrowings (1) (2)	34,991	27,854	7,137	25.62%	5.42%	5.21%	0.21%
Federal funds purchased	1,138	1,020	118	11.57%	5.54%	5.49%	0.05%
Long term debt	12,234	9,694	2,540	26.20%	7.53%	8.65%	-1.12%

Total interest-bearing liabilities	$401,612	$305,751	$95,861	31.35%	3.67%	3.05%	0.62%

(1) Consists of Federal Home Loan Bank borrowings of $33,136 and $25,973 and repurchase agreements of $1,855 and $1,881 for the years ended December 31, 2007 and 2006, respectively.
(2) Average rate paid on Federal Home Loan Bank borrowings and repurchase agreements of 5.44% and 5.25% and 4.91% and 4.63% for the years ended December 31, 2007 and 2006, respectively.

NON-INTEREST INCOME

The table below sets forth changes from 2006 to 2007 and 2005 to 2006 for non-interest income exclusive of gains on sale of securities, SBA loans and premises:

	For The Years Ended			Variances
	December 31,			2007		2006
(dollar amounts in thousands)	2007	2006	2005	dollar	percentage	dollar	percentage
Service charges on deposit accounts	$2,774	$2,427	$2,430	$347	14.3%	$(3)	-0.1%
ATM/Debit Card transaction/interchange fees	765	711	629	54	7.6%	82	13.0%
Bancard	224	122	160	102	83.6%	(38)	-23.8%
Mortgage origination fees	461	552	897	(91)	-16.5%	(345)	-38.5%
Earnings on cash surrender value life insurance	433	393	323	40	10.2%	70	21.7%
Other	650	737	482	(87)	-11.8%	255	52.9%

Total	$5,307	$4,942	$4,921	$365	7.4%	$21	0.4%

For the year ended December 31, 2007, non-interest income rose approximately $365 thousand or 7.4% from the prior year. Of the increase in non-interest income, approximately $140 thousand or 38.4% can be attributed to the acquisition of Business First. Service charges on deposit accounts contributed to the majority of the increase in non-interest income, with an increase of approximately $347 thousand over the prior year. Excluding the acquisition, income in this category increased approximately $225 thousand. Additionally, Bancard revenues also contributed significantly to the rise in non-interest income, increasing approximately $102 thousand over the prior year. The increase in this category can be attributed to a newly negotiated contract the Bank entered into during 2007, allowing the Bank to obtain a greater portion of the total dollar volume of merchant credit card transactions. Additionally, the increase in these categories of non-interest income can be attributed in part to the additional deposit relationships the Bank obtained during 2007.

During 2007, mortgage origination fees fell approximately $91 thousand or 16.5% from the prior year end. The decline in this category of non-interest income is attributable to declines in the number of mortgage originations during the year. Rising interest rates during the majority of 2007, the leveling of and decline in property values in the region, as well as increasingly negative sentiment surrounding the single family residential mortgage market have contributed to the decline in the number of and total dollar amount of mortgages originated during the year.

Management is very aware that the revenue generated by this line of business is impacted by rate volatility as well as property values and that if the availability of credit is diminished, then mortgage volumes at the Company could decline and impact the level of mortgage origination fee income. To mitigate material decreases in net revenue from this line of business, Management has taken steps to ensure that fixed costs are minimal due to commission based remuneration.

The following table provides a summary of the total dollar volume and number of mortgage loans funded during the years ended December 31, 2007, 2006 and 2005:

	For the years ended December 31,			Variance
(dollar amounts in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Dollar volume	$50,623	$65,895	$75,538	-23.2%	-12.8%

Number of loans	147	202	224	-27.2%	-9.8%

In November 2007, the Bank hired Fred Bond as the Senior Vice President/Division Manager of the Mortgage Department. Management believes that with the slowdown in activity and reduction in competitive mortgage lending operations, there is an opportunity for the Bank to expand and capture a greater share of the market and become the preferred mortgage solution on the Central Coast. Officer Bond has built an enviable reputation in lending markets in the Bank’s primary market area, both as a highly productive lending manager and as an innovator in the business lending field. He also brings his successful track record in cross-selling, which will be a strong compliment to our branching network.

NON-INTEREST EXPENSES

The table below sets forth changes in non-interest expense for 2007, 2006, and 2005:

	For The Years Ended			Variances
(dollar amounts in thousands)	December 31,			2007		2006
	2007	2006	2005	dollar	percentage	dollar	percentage
Salaries and employee benefits	$13,501	$11,573	$9,746	$1,928	16.7%	$1,827	18.7%
Occupany and equipment	3,381	2,607	2,491	774	29.7%	116	4.7%
Data processing	2,267	2,138	2,200	129	6.0%	(62)	-2.8%
Advertising and promotional	718	851	582	(133)	-15.6%	269	46.2%
Regulatory fees	146	112	106	34	30.4%	6	5.7%
Other professional fees and outside services	1,247	1,207	802	40	3.3%	405	50.5%
Legal fees and other litigation expense	100	154	122	(54)	-35.1%	32	26.2%
Loan department costs	129	147	182	(18)	-12.2%	(35)	-19.2%
Stationery and supplies	350	327	311	23	7.0%	16	5.1%
Director fees	289	290	247	(1)	-0.3%	43	17.4%
Core deposit intangible amortization	393	300	574	93	31.0%	(274)	-47.7%
Other	1,387	1,249	1,355	138	11.0%	(106)	-7.8%

Total	$23,908	$20,955	$18,718	$2,953	14.1%	$2,237	12.0%

•	Salaries and Employee Benefits

Expenses within this category incurred the greatest dollar increase of any non-interest expense category during both 2007 and 2006. Of the increase in this category, approximately $565 thousand can be attributed to the acquisition of Business First. Excluding the acquisition of Business First the primary factors behind the rise in salaries and employee benefits can be attributed to the addition of two full services branches as well as a higher bonus accrual for the year related to the growth of the Bank. For the years ended December 31, 2007, 2006 and 2005 the number of Full time equivalent (FTE) employees stood at 242, 212, and 186, respectively.

As mentioned above, the bonus accrual for 2007 was approximately $492 thousand higher than in 2006. Bonus and commissions expense increases during the year were influenced by the Company’s commitment to incentive based pay. Management believes that incentive based pay is a significant part of the Company’s corporate culture and has served to help provide above average returns to shareholders. All employees participate either on a monthly, quarterly or annual basis.

The increase in this category from 2005 to 2006 can be attributed to the expansion of the executive management team, contributing to higher officer salaries. The executive management team was expanded in 2006 in order to position the Company for future growth.

•	Occupancy and Equipment

Expenses in this category increased $774 thousand or 29.7% over the prior year. The primary factors contributing to the increase in this category are the sale lease-back transaction the Bank completed during the second quarter, the opening of two new branches in the towns of Templeton and San Miguel as well as the acquisition of Business First. Additionally, during 2007, the Bank incurred approximately $60 thousand in additional property tax expense related to the 2006 - 2007 assessment of its administrative facility of which construction was completed during 2006.

As mentioned, during the second quarter the Bank sold four of its buildings in a sale lease-back transaction. In connection with the sale, the Bank recorded a deferred gain in the approximate amount of $3.4 million, which will be amortized over a period of fifteen years as a credit to rental expense. For the year ended December 31, 2007, the Bank recognized approximately $114 thousand of the deferred gain on sale related to the sale lease-back transaction. For the year ended December 31, 2006, occupancy and equipment expenses increased approximately $116 thousand from 2005.

•	Data Processing Expense

For the year ended December 31, 2007, data processing expenses remained relatively unchanged from 2006, showing only a slight increase of approximately $129 thousand or 6.0%. The year over year increase can be attributed in part to the acquisition of Business First. Expenses in this category declined modestly from 2005 to 2006, showing a decline of approximately $62 thousand or 2.8%.

•	Other Professional Fees and Outside Services

The Company incurred approximately $1,247 thousand in other professional fees and outside services during 2007. While the majority of expenses in this category declined from the prior year, the Company incurred higher audit and tax accounting fees, which contributed to the overall increase from 2006. These expenses increased by $178 thousand in 2007 and $85 thousand in 2006, respectively. Increases in audit and tax accounting fees are mainly attributable to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. For the year ended December 31, 2006, other professional fees and outside services increased by $405 thousand. The increase from 2005 to 2006 can be attributed to higher audit and tax accounting fees, as previously mentioned, as well as higher consulting fees related to branch expansion, compensation compliance, and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

•	Core Deposit Intangible (CDI) Amortization

Amortizations for the Hacienda acquisition in October 2003 and the Business First acquisition in October 2007 are scheduled pursuant to analysis prepared by a third party to determine the fair value of deposits acquired in accordance with SFAS No. 141 and SFAS No. 142. Accordingly, expense incurred for CDI amortization for the year ended December 31, 2007 and 2006 was $393 and $300, respectively.

PROVISION FOR INCOME TAXES

The provision for income tax was approximately 200 basis points higher at 38.26 % in 2007 compared to 36.27 % in 2006. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, and increases in the cash surrender value of bank-owned life insurance. The provision for income taxes for the year ended December 31, 2005 was approximately 38.2%.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

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

The analysis of the allowance for loan losses is comprised of three components; specific credit allocation; general portfolio allocation; and subjectively by determined allocation. The Bank accounts for problem loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No.114,“Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Banks’ evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly by the Bank’s Director’s, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the year 2007 is consistent with prior periods.

The Bank’s provision for loan losses was $660 thousand, $600 thousand and $710 thousand for 2007, 2006 and 2005, respectively. The loan loss provision represents coverage for general loan portfolio growth and real estate concentrations. Net loan charge-offs (loans charged-off, net of loans recovered) were $400 thousand and $76 thousand for 2006 and 2005, respectively. For the year ended December 31, 2007, the Bank had a net recovery of $21 thousand. Net charge-offs for 2006 were primarily the result of a single loan charge-off. The allowance for loan losses as a percent of total gross loans at December 31, 2007, 2006 and 2005 was 1.00%, 0.92% and 1.05%, respectively.

For additional information related to non-performing assets see “Non Performing Assets” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 36 of this report filed on Form 10-K.

The following table provides an analysis of the allowance for loan losses for the years ended December 31, 2007, 2006, 2005, 2004, and 2003:

(dollars amounts in thousands)	2007	2006	2005	2004	2003

Balance, beginning of period	$4,081	$3,881	$3,247	$3,070	$2,336
Balance of Hacienda Bank, beginning of period	-	-	-	-	597
Balance of Business First National Bank, beginning of period	1,381	-	-	-	-
Charge-offs:
Commercial, financial and agricultural	233	508	86	202	463
Real estate - construction	16	-	-	-	-
Real estate - commercial	-	-	-	-	-
Installment loans to individuals:	-	44	12	29	-
Money plus	-	9	2	5	3
Credit cards	-	-	-	-	-
Other installment	-	-	-	-	-

Total charge-offs	249	561	100	236	466
Recoveries:
Commercial, fianacial and agricultural	191	101	-	1	232
Real estate - construction	70	-	-	-	-
Real estate - commercial	-	-	-	-	-
Installment loans to individuals:	3	56	24	2	1
Money plus	6	4	-	-	-
Credit cards	-	-	-	-	-
Other installment	-	-	-	-	-

Total recoveries	270	161	24	3	233

Net charge-offs / (recoveries)	(21)	400	76	233	233

Additions to allowance charged to operations	660	600	710	410	370

Balance, end of period	$6,143	$4,081	$3,881	$3,247	$3,070

Gross loans, end of period	$613,217	$444,983	$368,133	$339,693	$278,135

Net charge-offs to average loans	0.00%	0.10%	0.02%	0.08%	0.10%

Allowance for loan losses to total gross loans	1.00%	0.92%	1.05%	0.96%	1.10%

Non-performing loans to allowance for loan losses	5.50%	1.35%	1.39%	28.77%	50.20%

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category as of December 31, 2007, 2006, 2005, 2004, and 2003:

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
(dollars amounts in thousands)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
Commercial, financial and agricultural	$1,463	24%	$779	19%	$633	16%	$475	15%	$541	18%
Real estate - construction	1,184	19%	969	24%	812	21%	641	20%	527	17%
Real estate - commercial	3,235	53%	2,177	54%	2,221	57%	1,934	59%	1,793	58%
Home equity lines of credit	175	3%	99	2%	152	4%	141	4%	148	5%
Installment loans to individuals	80	1%	51	1%	59	2%	53	2%	57	2%
All other loans (including overdrafts)	6	0%	6	0%	4	0%	3	0%	4	0%

Total balance, allowance for loan losses	$6,143	100%	$4,081	100%	$3,881	100%	$3,247	100%	$3,070	100%

FINANCIAL CONDITION

At December 31, 2007 total assets were $745.6 million. When compared to the $541.8 million reported at December 31, 2006, total assets increased by $203.8 million. Of the increase in total assets, approximately $152.2 million can be attributed to the acquisition of and growth in Business First assets.

Although the Bank experienced a significant amount of loan pay-downs during the year, the number of and dollar volume of loans funded remained strong. At December 31, 2007, net loan balances were $605.3 million. This, when compared to the $439.3 million the Company reported at the end of 2006, represents an increase of approximately $166.1 million. Of this increase, approximately $150.0 million can be attributed to the acquisition of and growth in Business First net loans balances.

At December 31, 2007 total deposits were $644.8 million or $224.3 million more than the $420.5 million reported at the end of 2006. Of the increase in deposit balances, approximately $123.6 million can be attributed to the acquisition Business First. Promotions designed to attract lower cost core deposits proved to be effective for the Bank during 2007, as approximately $100.7 million in new deposits were added exclusive of the acquisition of Business First.

As a result of the strong deposit growth the Bank saw during 2007, approximately $50.0 million in higher cost Federal Home Loan Bank (“FHLB”) borrowings were paid down from the end of 2006. At December 31, 2007, FHLB borrowings were $8.0 million. These borrowings were acquired upon the acquisition of Business First. For additional information regarding the Bank’s FHLB borrowings, see Note 8, Borrowings of the Consolidated Financial Statements filed on this Form 10-K.

As of December 31, 2007 earning assets to total assets were 92.3% compared to 90.8% at December 31, 2006. During the second quarter, the Bank sold four of its properties in a sale lease-back transaction. The Bank pursued this transaction in an effort to convert non-earning assets to earning assets. Additionally, upon the acquisition of Business First, approximately $9.8 million of goodwill and core deposit intangible assets were added to the balance sheet.

LOANS

At December 31, 2007, total gross loans were $613.2 million, or $168.2 million higher than the $445.0 million reported at the end of 2006. Of the year over year increase in gross loan balances, approximately $151.3 million can be attributed to the acquisition of and growth in Business First gross loans from the date of the acquisition.

The table below sets forth the composition of the loan portfolio as of December 31, 2007, 2006, 2005, 2004 and 2003:

(dollar amounts in thousands)	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$146,080	24%	$84,976	19%	$60,050	16%	$49,584	14%	$49,024	18%
Real estate - construction	118,200	19%	105,712	24%	76,981	21%	66,833	20%	47,720	17%
Real estate - commercial	322,928	53%	237,401	54%	210,690	57%	202,765	60%	162,463	58%
Home equity lines of credit	17,470	3%	10,792	2%	14,398	4%	14,708	4%	13,417	5%
Installment loans to individuals	7,977	1%	5,598	1%	5,620	2%	5,538	2%	5,173	2%
All other loans (including overdrafts)	562	0%	504	0%	394	0%	265	0%	338	0%

Total loans, gross	613,217	100%	444,983	100%	368,133	100%	339,693	100%	278,135	100%

Deferred loan fees	(1,732)		(1,625)		(1,617)		(1,482)		(1,014)
Reserve for possible loan losses	(6,143)		(4,081)		(3,881)		(3,247)		(3,070)

Total loans, net	$605,342		$439,277		$362,635		$334,964		$274,051

Loans held for sale	$902		$1,764		$3,392		$2,253		$4,402

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio at December 31, 2007:

			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
(dollar amounts in thousands)	Months	Months	3 Years	5 Years	15 Years	15 Years	Total

Commercial, financial and agricultural	$93,677	$10,974	$14,409	$16,097	$10,821	$102	$146,080
Real estate - construction	93,584	15,933	4,308	137	4,238	-	118,200
Real estate - commercial	46,513	43,400	109,948	40,818	78,095	4,154	322,928
Home equity lines of credit	17,316	-	-	154	-	-	17,470
Installment loans to individuals	1,885	97	1,339	1,879	2,525	252	7,977
All other loans (including overdrafts)	562	-	-	-	-	-	562

Total gross loans	$253,537	$70,404	$130,004	$59,085	$95,679	$4,508	$613,217

Variable rate loans	$238,347	$41,497	$98,188	$33,290	$4,311	$-	$415,633
Fixed rate loans	15,190	28,907	31,816	25,795	91,368	4,508	197,584

Total gross loans	$253,537	$70,404	$130,004	$59,085	$95,679	$4,508	$613,217

The Company has an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities. At December 31, 2007, the simulation indicated that a -100 basis point move made by the Federal Open Market Committee (“FOMC”) would reduce interest income on loans by approximately $2.1 million, while a +100 basis point move would increase interest income on loans by approximately $2.2 million.

The following table sets forth the year over year changes in loan balances for each major category of the loan portfolio as of December 31, 2007:

			Variance
(dollar amounts in thousands)	2007	2006	Dollar	Percentage

Commercial, financial and agricultural	$146,080	$84,976	$61,104	71.91%
Real estate - construction	118,200	105,712	12,488	11.81%
Real estate - commercial	322,928	237,401	85,527	36.03%
Home equity lines of credit	17,470	10,792	6,678	61.88%
Installment loans to individuals	7,977	5,598	2,379	42.50%
All other loans (including overdrafts)	562	504	58	11.55%

Total loans, gross	613,217	444,983	168,234	37.81%

Deferred loan fees	(1,732)	(1,625)	(107)	6.59%
Reserve for possible loan losses	(6,143)	(4,081)	(2,062)	50.53%

Total loans, net	$605,342	$439,277	$166,065	37.80%

Loans held for sale	$902	$1,764	$(862)	-48.85%

•	Commercial, Financial and Agricultural

Commercial, financial and agricultural loans increased $61.1 million or 71.9% over the prior year end. Of this increase approximately $51.1 million can be attributed to the acquisition of Business First.  During 2007, new loans within this category include: a loan made for the acquisition of a chain of hair salons, loans to an oil service company to acquire equipment, an agricultural property acquisition loan, a loan to purchase a restaurant, and other commercial purpose loans all totaling approximately $17.6 million. Additionally, numerous other new $0.5 to $1.5 million business lines of credit to medical groups, contractors, and other businesses were made throughout the year.

•	Real-Estate Construction

Loans within this category increased $12.5 million over the prior year end. Of this increase, approximately $8.1 million can be attributed to the acquisition of Business First. New loans made within this category include: a loan for a residential tract development, a condo development, three separate hotel projects, two separate loans for the construction of warehouses and commercial office space, a mixed use project, an addition to a small shopping center, a participation in a casino loan and other real-estate construction loans all totaling $64.3 million in new funding, as well as numerous other smaller projects. Additionally, during the third and fourth quarters of 2007, several large construction loans were made and these have only been partially funded. Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

The Bank presently has a concentration of loans in the category of construction / land in the amount of $118.2 million, which represents 190.0% of the Bank’s Tier I capital. Of this, approximately 12.4% are owner occupied, thus the concentration is 166.5% net of owner occupied. Un-disbursed commitments within this category total approximately $55.3 million and when combined with disbursed represent 278.9% of the Bank’s Tier I Capital, with 10.2% owner occupied. At December 31, 2007 there were 84 construction loans with balances and remaining commitments of approximately $87.1 million and $50.6 million, respectively. The single largest construction loan has an original commitment of amount of $10.9 million with a balance of approximately $10.8 million at December 31, 2007. At December 31, 2007 there were 50 land loans with an aggregate balance of approximately $31.1 million. The single largest loan is for a real-estate tract development with a commitment of $7.8 million and balance of $7.5 million. While these loans may be considered riskier than certain other real-estate loans, they are spread throughout our market area and have consistently performed in a satisfactory manner.

•	Real-Estate Commercial

As of December 31, 2007 loans in this category represented approximately $322.9 million of the Bank’s loan portfolio. This, when compared to the $237.4 million reported at the end of 2006, represents an increase of approximately $85.5 million. Of the increase, approximately $80.7 million can be attributed to the acquisition of Business First. Additionally, during the year several construction / land loans moved into amortizing loans and new commercial property loans were made. New loans funded within this category include: a loan to an airport fuel / service facility, a loan for a mixed use property, loans to two separate medical offices, an auto dealership loan, a loan for a metal fabrication building, and two separate hotel loans, all totaling $19.5 million as well as several other real-estate loans. During 2007, numerous loans were also refinanced and paid off through out of the area lenders and mortgage brokers. As a result, loan balances within this category increased by a modest $4.8 million, exclusive of the acquisition of Business First.

Hotel loans disbursed are not considered a concentration with balances of approximately $54.9 million, representing 88.3% of the Bank’s Tier I capital. There are several hotel construction loans that increase total commitments to $69.6 million, which represents a concentration at 111.9% of the Bank’s Tier I capital. At December 31, 2007, there were 45 hotel loans of which the single largest is a loan for $6.0 million with $5.4 million disbursed. These loans are made to clients throughout our market area and have historically performed in a satisfactory manner.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The project is 100% complete and fully leased. The letter of credit will expire in September 2008.

•	Loans Held For Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days. At December 31, 2007 and 2006 mortgage correspondent loans (loans held for sale) totaled approximately $0.9 million and $1.8 million, respectively.

•	Foreign Loans

At December 31, 2007, the Bank had no foreign loans outstanding. The Bank did not have any concentrations of loans except as disclosed above.

•	Summary of Market Condition

The local residential real-estate market came under significant pressure during 2007 and was negatively impacted by rising interest rates during the majority of the year as well as negative sentiment surrounding market values of real-estate. Additionally, as more and more home owners began to see interest rate resets on adjustable rate mortgages, the number of non-performing loans and defaults began to rise in the industry as a whole. These effects were primarily felt by residential mortgage lenders, which is not the focus of the Bank. These factors eventually led to the tightening of credit and a downturn in real-estate markets. Although sales of single family homes have significantly fallen year over year in the Company’s market area, prices have only experienced a modest decline. Additionally, the Bank saw construction loan demand for both single family and commercial real-estate moderate during 2007. Although the lending environment has become more challenging, commercial real-estate prices in the Company’s market area remained relatively unchanged from the prior year even with slowing sales. The demand for business and professional properties in the Company’s market area remained strong during 2007, with relatively low vacancies, competitive loan rates, and many investors seeking exchange properties. Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, for the last three years were: 5.5% to 6.5% in 2005, 5.0% to 6.5% in 2006, and 6.0% to 7.0% in 2007.

The Company continues to believe that the desirability of the area as well as the diversity of the loan portfolio will provide some insulation against a slowdown in growth. Additionally, the Company has and will continue to monitor lending trends in order to take the appropriate steps if necessary to mitigate any material adverse impact the slowing of the single family residential and commercial real-estate markets may have on the loan portfolio overall.

The following charts provide a break-down of the Construction/Land and Commercial Real Estate portions of the loan portfolio as of December 31, 2007:

NON-PERFORMING ASSETS

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

The Bank has a non-accrual policy that requires a loan greater than 90 days past due and or is specifically determined to be impaired to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis and is generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

Loans on non-accrual status totaled $338 thousand and $55 thousand at December 31, 2007 and 2006, respectively. At December 31, 2007, non-performing loans consisted of four loans, of which, one for approximately $260 thousand that is real estate secured has a Loan To Value (LTV) of approximately <65% and is current, two loans that are less than $20 thousand each and are paying as agreed, and one less than $50 thousand that is in the process of collection. Interest income that would have been recognized on non-accruing loans if they had performed in accordance with the terms of the loans was approximately $65 thousand and $87 thousand at December 31, 2007 and 2006, respectively.

The following table provides a summary of the Bank’s past due and non-accrual loans as of December 31, 2007 and 2006:

	December 31,
(dollar amounts in thousands)	2007	2006

Loans delinquent 90 days or more and still accruing	$-	$-
Non-accruing loans	338	55

Total non-performing loans	$338	$55

Foreclosed collateral	-	-

Total non-performing assets	$338	$55

Ratio of allowance for credit losses to total non-performing loans	1817%	7420%

Ratio of non-performing loans to total gross loans	0.06%	0.01%

Ratio of non-performing loans to total assets	0.05%	0.01%

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent and still accruing interest at December 31, 2007. Total non-performing loans were $338 thousand and $55 thousand at December 31, 2007 and December 31, 2006 respectively.

Management acknowledges that due to negative undertones associated with the economy and real estate market, the internal “watch” list has expanded. While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitoring watch list credits. While there is no guarantee that the Bank will not experience an increase in non-performing loans, historically the Bank has been able to work through impaired credits with minimal net charge off history.

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

In mid 2006, a line of credit to a contractor went into default with the business liquidated and a resultant $500,000 charge-off was incurred. Recovery of any significant portion of the charged-off amount is not expected.

TOTAL CASH AND DUE FROM BANKS

Total cash and due from banks were $23.3 million and $19.2 million at December 31, 2007 and 2006, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. In December 2004, the Bank implemented a deposit re-classification program that enabled the Bank to reduce reserve requirements with the Federal Reserve and provide additional funds for investment.

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

The following table summarizes the balances of the Company’s other earning assets as of December 31, 2007, 2006 and 2005:

	2007		2006		2005
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank and Federal Reserve Bank stock	$3,045	4.1%	$2,350	5.2%	$1,885	2.6%

Available-for-sale investments	47,556	64.2%	38,445	85.5%	44,402	60.9%

Federal funds sold	23,165	31.3%	3,870	8.6%	26,280	36.1%

Interest bearing deposits other finanical institutions	330	0.4%	318	0.7%	298	0.4%

Total other earning assets	$74,096	100.0%	$44,983	100.0%	$72,865	100.0%

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2007 and 2006 the securities portfolio had net unrealized gains, net of taxes of approximately $184 thousand and $80 thousand, respectively. The increase in the fair value of the securities portfolio during 2007 can mainly be attributed to the decline in rates associated with certain fixed income markets during the later half of the year. At December 31, 2007, the portfolio had a fair value of approximately $47.6 million. This, when compared to the $38.5 million reported at December 31, 2006, represents an increase of approximately $9.1 million. In October of 2007, the Company acquired approximately $13.9 million in available for sale securities as a result of the acquisition of Business First. Exclusive of the acquisition, the securities portfolio declined by approximately $4.8 million, primarily due to principal pay-downs and prepayments of mortgage-backed securities.

During the third and fourth quarters of 2007, fixed income markets saw a significant re-pricing of credit risk, which caused the values of certain classes of fixed income instruments to fall, specifically those related to Collateralized Debt Obligations (“CDO”) and Mortgage-Backed Securities (“MBS”). However the Bank’s securities portfolio has continued to perform in a satisfactory manner, as the fair value of the securities portfolio in the third quarter increased approximately $395 thousand over the second quarter and declined approximately $82 thousand in the fourth quarter of 2007.

As part of the acquisition of Business First, the Bank acquired five whole loan CMO securities with a remaining principle balance of approximately $4.4 million. The Bank has performed an extensive review of the underlying collateral for these securities, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. At December 31, 2007, the market value of these securities has a net unrealized gain of $19 thousand and has remained relatively unchanged since the date of acquisition in October 2007.

At December 31, 2007, other than the five whole loan CMOs discussed in the paragraph above, the remaining MBS and CMO’s in the Bank’s investment portfolio were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”). These securities carry the guarantee of the issuing agencies.

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

The following tables provide a summary of the Company securities portfolio, including amortized cost and fair value as of December 31, 2007 and 2006:

		Gross	Gross
(dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$3,674	$12	$(6)	$3,680
Mortgage-backed securities	26,793	71	(206)	26,658
Obligations of state and political subdivisions	16,667	478	(36)	17,109
Other securities	109	-	-	109

Total	$47,243	$561	$(248)	$47,556

		Gross	Gross
(dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$205	$-	$(4)	$201
Mortgage-backed securities	21,969	16	(381)	21,604
Obligations of state and political subdivisions	16,139	540	(38)	16,641
Other securities	9	-	-	9

Total	$38,322	$556	$(423)	$38,455

The following table sets forth the maturity distribution of available for sale securities in the investments portfolio and the weighted average yield for each category at December 31, 2007:

(dollar amounts in thousands)	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year or less	$2,167	$2,166	3.77%

Due after one year through five years	6,076	6,189	4.25%

Due after five years through ten years	5,229	5,391	4.63%

Due after ten years	6,978	7,153	4.56%

Mortgage-backed securities	26,793	26,657	4.61%

Total available-for-sale securities	$47,243	$47,556	4.52%

DEPOSITS AND BORROWED FUNDS

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, the average rates paid on each of these categories, and the year over year variance from 2006 to 2007:

(dollar amounts in thousands)	2007		2006		Variance		2005
	Balance	Average Rate Paid	Balance	Average Rate Paid	Dollar	Percent	Balance	Average Rate Paid
Non-interest bearing demand	$153,684	0.00%	$153,005	0.00%	$679	0.44%	$164,014	0.00%

Interest-bearing demand	69,558	0.45%	45,164	0.17%	24,394	54.01%	50,598	0.16%

Savings	41,599	0.90%	23,406	0.40%	18,193	77.73%	29,386	0.30%

Money market	206,754	3.57%	77,540	2.70%	129,214	166.64%	90,122	0.91%

Time deposits	173,213	4.78%	121,406	4.21%	51,807	42.67%	83,677	2.74%

Total deposits	$644,808	2.40%	$420,521	1.68%	$224,287	53.34%	$417,797	0.87%

The following table provides a maturity distribution of domestic time certificates of deposits of $100,000 and over as of December 31, 2007 and 2006:

(dollar amounts in thousands)	2007	2006

Less than 3 months	$48,053	$22,913
3 to 12 months	17,909	6,818
Over 1 year	10,004	899

Total	$75,966	$30,630

At December 31, 2007 the Bank had approximately 28,659 deposit accounts consisting of non-interest bearing (“demand”), interest-bearing demand and money market accounts with balances totaling $430.0 million for an average balance per account of approximately $15.0 thousand; 11,310 savings accounts with balances totaling $41.6 million for an average balance per account of approximately $3.7 thousand; and 3,964 time certificate of deposit accounts with balances totaling $173.2 million, for an average balance per account of approximately $43.7 thousand.

As indicated in the tables above, total deposit balances at December 31, 2007 were approximately $644.8 million. This represents an increase of approximately $224.3 million over the $420.5 million reported at the end of 2006. Approximately $123.6 million of the increase was the result of deposit balances at Business First at December 31, 2007.

During 2007, the Bank engaged in promotions designed to attract lower cost core deposits in order to fund the strong loan growth the Bank saw during the first half of the year, as well as to pay down higher cost Federal Home Loan Bank (“FHLB”) borrowings. During 2007, money market account balances increased approximately $129.2 million. Exclusive of the acquisition of Business First, money market accounts increased approximately $102.5 million, directly related to the Bank’s promotional activities.

Non-interest bearing demand deposits accounted for 23.8% of total deposits at December 31, 2007 and increased approximately $0.7 million or 0.4% during 2007. At December 31, 2007, non-interest bearing demand deposits attributable to the acquisition of Business First were approximately $30.3 million. At December 31, 2006 the Bank had three large demand deposit relationships that it considered to be volatile. These deposits are held by long time customers of the Bank that engage in mortgage related activities. During 2007, the balances carried by these relationships decreased by approximately $28.4 million from the end of 2006. The decrease in mortgage related activity during 2007 had a direct impact on the deposit balances held by these entities. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Management and the Board of Directors of the Bank are aware that as conditions in the mortgage market change, these relationships may continue to be impacted.

In addition to the accounts mentioned above, the Bank obtained two additional money market account deposit relationships during the fourth quarter of 2007 that it considers to be volatile. At December 31, 2007, the balance of these accounts totaled approximately $42.6 million. At December 31, 2007, total deposit balances of accounts that the Bank considers to be volatile were $58.3 million or 9.0% of total deposits.

At December 31, 2007, savings, NOW, and money market account balances were approximately $317.9 million or $171.8 million higher than the $146.1 million reported at the end of 2006. The 117.6% rise in this category of deposits can be attributed to the promotional activities the Bank engaged in during 2007 to attract lower cost core deposits, as well as the acquisition of Business First. At December 31, 2007, deposit balances in this category attributable to the acquisition accounted for approximately $61.6 million.

At December 31, 2007, time deposit balances were $173.2 million of which approximately $31.7 million can be attributed to Business First. This, when compared to the $121.4 million reported at the end of 2006, represents an increase of approximately $51.8 million. Exclusive of the acquisition, time deposit balances increased by approximately $20.1 million, which can be attributed to the promotional activities the Bank engaged in during the year. Management has been diligent in keeping maturities of time deposits relatively short in order to take advantage of any re-pricing opportunities in a rates-down scenario. At December 31, 2007, approximately $119.9 million or 69.2% of total time deposits will mature within 90 days or less.

Core deposits (time deposits less than $100,000, demand, and savings) gathered in the local communities served by the Company continue to be the primary source of funds for loans and investments. Core deposits of $568.8 million represented 88.2% of total deposits at December 31, 2007 as compared to $389.9 million or 92.7% of total deposits at December 31, 2006. While the Bank has a policy in place that permits the acquisition of brokered funds, the Bank, exclusive of Business First, has taken no action to do so as of December 31, 2007. However, upon the acquisition of Business First, the Bank acquired brokered funds that represent approximately $12.6 million of total deposits at December 31, 2007.

In October 2007 the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million. The note is revolving in nature for the first two years and the terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At December 31, 2007, the Company had a zero balance outstanding on this loan. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. At December 31, 2007, the interest rate on the note was 7.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators. The note was renewed as an additional financing option for the Company. The original 2 year note was executed In October 2003 and was originally obtained to assist with the cash and capital needs for the acquisition of Hacienda Bank.

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”). At December 31, 2007, the Bank had borrowings with the FHLB of approximately $8.0 million that are collateralized by loans. The average rate paid on FHLB borrowings for 2007 was 5.44%. Additionally, the Bank has an $11.7 million letter of credit secured by loans. At December 31, 2007, the Bank, under the FHLB programs, has a remaining borrowing capacity with existing collateral of approximately $106.3 million secured by loans and securities. See also Note 8 of the Consolidated Financial Statements filed on this form 10-K for additional information related to the Bank’s borrowings from the FHLB.  The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $1.9 million in securities sold under repurchase agreements at December 31, 2007 compared to $1.4 million at December 31, 2006.

CAPITAL

At December 31, 2007, stockholders’ equity was $69.5 million. When compared to the $49.5 million the Company reported at December 31, 2006, this represents an increase of approximately $20.0 million. Of this increase approximately $14.1 million can be attributed to the issuance of 850,213 shares of the Company’s common stock to shareholders of Business First in connection with the acquisition. Additionally, the change in equity is attributable to 2007 net income of approximately $6.9 million, the payment of cash dividends in the amount of $2.1 million, $862 thousand in proceeds from the exercise of stock options, $361 thousand related to the expensing of share-based compensation, $215 thousand used in repurchases of the Company’s common stock, and an increase of $104 thousand in accumulated other comprehensive income during the year.

At December 31, 2007, the Company had $13.4 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding. These securities have been issued to Heritage Oaks Capital Trusts II and III. At December 31, 2007, the Company has included $13.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes. For a more detailed discussion regarding these debt securities, see Note 8, Borrowings of the Consolidated Financial Statements filed on this Form 10-K.

Capital ratios for commercial banks in the United States are generally calculated using three different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as: "Tier One Risk Based Capital Ratio" and the "Total Risk Based Capital Ratio." These standards were developed through joint efforts of banking authorities from different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Furthermore, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by any goodwill a bank may have) by the total assets of the Bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the Bank. Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio, again, uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2007.

	Minimum Regulatory Capital Requirements	Heritage Oaks Bancorp	Heritage Oaks Bank

Leverage ratio	4.00%	9.60%	9.02%
Tier I risk weighted	4.00%	10.08%	9.43%
Total risk based	8.00%	11.04%	10.40%

LIQUIDITY

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on-and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At December 31, 2007, these credit lines totaled $40.0 million and the Bank had no borrowings against those lines. The Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $106.3 million at December 31, 2007.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments. At December 31, 2007, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 9.59% compared to 9.31% in 2006. The ratio of net loans to deposits (“LTD”), another key liquidity ratio, was 93.9% at December 31, 2007 compared to 104.5% at December 31, 2006 both of which are and were within the Bank’s policy guidelines. While the Bank still provides the majority of loan funding with core deposits, due to the highly competitive nature of deposit gathering the Bank has found it necessary to rely on borrowed funds from time to time. With the banking industry’s common use of alternative funding sources, i.e. FHLB borrowing, in 2006 the Bank implemented a tracking ratio of Loan-to-Funding (“LTF”). This ratio is calculated by dividing gross loans by the sum of total deposits and alternative funding sources both available and used. At December 31, 2007 and 2006, the LTF ratio was 80.6% and 84.0%. The Bank’s key focus has been and remains to increase core deposits and minimize alternative funding sources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the Consolidated Financial Statements filed on this Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

•	Allowance for Loan and Lease Losses

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

•	Securities Available for Sale

The fair value of most securities that are designated available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

•	Goodwill and Other Intangible Assets

As discussed in Note 6 of the Consolidated Financial Statements, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value. The Company’s assessment at December 31, 2007 pursuant to its Goodwill Impairment Testing Policy resulted in no impairment.

•	Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove nonexistent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 9 of the Consolidated Financial Statements.

•	Supplemental Employee Compensation Benefits Agreements

As described in Note 12 of the Consolidated Financial Statements, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

See also Note 1 to the Consolidated Financial Statements for a listing of recently issued accounting pronouncements.

This discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES

In the ordinary course of business, the Company may enter into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received:

(dollar amounts in thousands)	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years	Total	December 31,2006

Long-term debt obligations	$-	$-	$-	$13,403	$13,403	$16,496
Operating lease obligations	2,053	3,644	2,580	8,596	16,873	3,788

Totals	$2,053	$3,644	$2,580	$21,999	$30,276	$20,284

As noted in Note 10 to the Consolidated Financial Statements, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $16.6 million at December 31, 2007, slightly lower from the $17.7 million reported at the end of 2006. Additionally, at December 31, 2007 the Company had un-disbursed loan commitments, also made in the ordinary course of business, totaling approximately $245.9 million. When compared to the $166.5 million reported at the end of 2006, this represents an increase of approximately $79.4 million, the majority of which can be attributed to the acquisition of Business First. The Company has an allowance for losses-unfunded commitments totaling $221 thousand at December 31, 2007, to cover losses inherent in its letter of credit accommodations and un-disbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

As noted in Note 15 to the Consolidated Financial Statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $18.9 million and $15.5 million at the end of 2007 and 2006, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $13.4 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, of California, are subject to risks associated with the local economy.

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

Management employs the use of an Asset and Liability Management software that is used to measure the Bank’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Bank’s interest sensitivity. Based on the results of this model, management believes the Bank’s balance sheet is “asset sensitive.”  The Company generally expects expansion in its net interest income if rates rise and expects, conversely, contraction if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Bank’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2007 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease are within the Company’s policy guidelines for such changes.

	Rate Shock Scenarios
(dollar amounts in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$31,987	$33,545	$35,199	$36,927	$38,669

Dollar change from base	$(3,212)	$(1,654)	$-	$1,728	$3,470

Percent change from base	-9.12%	-4.70%	0.00%	4.91%	9.86%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERITAGE OAKS BANCORP AND SUBSIDIARIES

Management's Assessment of Internal Control Over Financial Reporting	47

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	48

Report of Independent Registered Public Accounting Firm	49

Consolidated Financial Statements:

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006	50

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005	51

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
As of December 31, 2007, 2006 and 2005	52

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005	53

Notes to Consolidated Financial Statements	55

The following un-audited supplementary financial data is included in this Annual Report on Form 10-K: Quarterly Financial Information	87

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

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
Paso Robles, California

We have audited Heritage Oaks Bancorp and Subsidiary (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
RANCHO CUCAMONGA, CALIFORNIA FEBRUARY 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP
RANCHO CUCAMONGA, CALIFORNIA FEBRUARY 29, 2008

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(dollar amounts in thousands except shares outstanding)

	2007	2006
Assets
Cash and due from banks	$23,254	$19,164
Federal funds sold	23,165	3,870
Total cash and cash equivalents	46,419	23,034
Interest-bearing deposits with other financial institutions	330	318
Investment securities, available-for-sale	47,556	38,445
Federal Home Loan Bank stock, at cost	3,045	2,350
Loans held for sale	902	1,764
Loans, net of deferred fees of $1,732 and $1,625 and allowance for loan loss of $6,143 and $4,081 at December 31, 2007 and 2006, respectively	605,342	439,277
Property premises and equipment, net	6,390	14,581
Net deferred tax asset	5,290	2,414
Bank owned life insurance	9,923	9,435
Goodwill	10,911	4,865
Core deposit intangible	4,551	1,148
Other assets	4,895	4,143
Total assets	$745,554	$541,774

Liabilities
Deposits:
Demand, non-interest bearing	$153,684	$153,005
Savings, NOW and money market deposits	317,911	146,110
Time deposits of $100 or more	75,966	30,630
Time deposits under $100	97,247	90,776
Total deposits	644,808	420,521
FHLB advances and other borrowings	8,000	50,000
Securities sold under agreement to repurchase	1,936	1,364
Junior subordinated debentures	13,403	16,496
Other liabilities	7,957	3,921
Total liabilities	676,104	492,302
Commitments and contingencies (Notes 5 and 10)	-	-

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized; 7,317,932 and 6,345,639 shares issued and outstanding for 2007 and 2006, respectively	43,996	29,247
Additional paid in capital	672	336
Retained earnings	24,598	19,809
Accumulated other comprehensive income, net of tax of $129 and $53 in 2007 and 2006, respectively	184	80
Total stockholders' equity	69,450	49,472
Total liabilities and stockholders' equity	$745,554	$541,774

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(dollar amounts in thousands except per share data)

	2007	2006	2005
Interest Income
Interest and fees on loans	$42,425	$33,897	$27,399
Interest on investment securities:
Obligations of U.S. Government agencies	1,042	1,083	1,389
Obligations of state and political subdivisions	710	702	593
Interest on time deposits with other banks	8	9	9
Interest on federal funds sold	785	539	667
Interest on other securities	204	142	118

Total interest income	45,174	36,372	30,175

Interest Expense
Interest on savings, NOW and money market deposits	4,911	2,497	1,695
Interest on time deposits in denominations of $100 or more	2,046	626	413
Interest on time deposits under $100	4,914	3,845	1,371
Other borrowings	2,880	2,348	1,537

Total interest expense	14,751	9,316	5,016

Net interest income before provision for possible loan losses	30,423	27,056	25,159

Provision for possible loan losses	660	600	710

Net interest income after provision for possible loan losses	29,763	26,456	24,449

Non-Interest Income
Fees and service charges	2,774	2,427	2,430
Investment securities gain/(loss), net	6	9	-
Gain on sale of SBA loans, net	36	19	84
Gain/(loss) on sale of premises, net	-	(38)	4
Other	2,533	2,535	2,491

Total non-interest income	5,349	4,952	5,009

Non-Interest Expenses
Salaries and employee benefits	13,501	11,573	9,746
Equipment expenses	1,089	868	824
Occupancy expenses	2,292	1,739	1,667
Other expenses	7,026	6,775	6,481

Total non-interest expenses	23,908	20,955	18,718

Income before provision for income taxes	11,204	10,453	10,740

Provision for income taxes	4,287	3,791	4,103

Net income	$6,917	$6,662	$6,637

Earnings Per Share
Basic	$1.04	$1.05	$1.08
Diluted	$1.00	$1.01	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 31, 2007, 2006 and 2005
(dollar amounts in thousands except shares outstanding)

	Common Stock		Additional				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital		Comprehensive Income	Retained Earnings	Comprehensive Income/(loss)	Stockholders 'Equity
Balance, December 31, 2004	3,817,943	$24,050	$-			$13,053	$147	$37,250
Exercise of stock options (including $588 tax benefit from exercise of stock options)	144,674	1,275						1,275
5% stock dividend	195,013	3,930				(3,930)		-
Cash paid to stockholders in lieu of fractional shares on 5% stock dividend						(7)		(7)
3-for-2 stock split	2,074,352
Cash paid to stockholders in lieu of fractional shares on 3-for-2 stock split						(5)		(5)
Comprehensive income:
Net income					$6,637	6,637		6,637
Unrealized security holding losses (net of $204 tax)					(305)		(305)	(305)
Total comprehensive income					$6,332

Balance, December 31, 2005	6,231,982	$29,255	$-			$15,748	$(158)	$44,845

Exercise of stock options (including $365 tax benefit from exercise of stock options)	87,607	712						712
Cash dividends paid during 2006						(2,601)		(2,601)
Share-based compensation expense		-	336					336
Issuance of restricted share awards	66,050
Stock repurchases	(40,000)	(720)						(720)
Comprehensive income:
Net income					$6,662	6,662		6,662
Unrealized security holding gains (net of $155 tax)					233		233	233
Less reclassification adjustments for gains (net of $4 tax)					5		5	5
Total comprehensive income					$6,900

Balance, December 31, 2006	6,345,639	$29,247	$336			$19,809	$80	$49,472

Exercise of stock options (including $446 tax benefit from exercise of stock options)	135,330	887		(25)				862
Cash dividends paid during 2007						(2,128)		(2,128)
Share-based compensation expense			361					361
Issuance of restricted share awards	1,500
Retirement of restricted share awards	(1,250)
Stock repurchases	(13,500)	(215)						(215)
Common stock issued in connection with acquisition of Business First National Bank	850,213	14,077						14,077
Comprehensive income:
Net income					$6,917	6,917		6,917
Unrealized security holding gains (net of $76 tax)					104		104	104
Total comprehensive income					$7,021

Balance, December 31, 2007	7,317,932	$43,996	$672			$24,598	$184	$69,450

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(dollar amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,917	$6,662	$6,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	984	958	897
Provision for possible loan losses	660	600	710
Provision for possible losses on unfunded loan commitments	-	-	10
Realized gain on sales of available-for-sale securities, net	(6)	(9)	-
Amortization of premiums/discounts on investment securities, net	(78)	(17)	184
Amortization of core deposit intangibles	393	300	573
Share-based compensation expense	361	336	-
(Gain)/loss on sale of property, premises and equipment, net	-	38	(4)
Net decrease/(increase) in loans held for sale	862	1,628	(1,139)
Net (increase) in bank owned life insurance	(378)	(343)	(276)
Federal Home Loan Bank dividends received	(145)	(97)	(76)
(Increase) in deferred tax asset	(2,746)	(220)	(236)
(Increase) in other assets	(183)	(727)	(119)
Increase in other liabilities	697	158	672
Excess tax benefit from share-based payment arrangements	(446)	(365)	-

Net Cash Provided By Operating Activities	6,892	8,902	7,833

Cash flows from investing activities:
Purchase of securities, available-for-sale	(1,103)	(1,190)	(2,588)
Proceeds from principal reductions and maturities of securities, available-for-sale	738	500	1,350
Proceeds from principal reductions and maturities of mortgage-backed securities	5,450	7,071	13,537
Net change in interest-bearing deposits in other financial institutions	-	(20)	200
Redemption of Federal Reserve Bank stock	361	-	-
Redemption/(purchase) of Federal Home Loan Bank stock	282	(368)	-
Purchase of bank owned life insurance	(110)	(1,386)	(300)
Recoveries from loans previously charged off	270	161	25
Increase in loans, net	(46,217)	(77,403)	(28,406)
Proceeds from sale of property, premises and equipment	12,810	-	900
Increase in cash from acquisition of Business First National Bank	12,467	-	-
Purchase of property, premises and equipment, net	(723)	(3,672)	(3,059)

Net Cash Used In Investing Activities	(15,775)	(76,307)	(18,341)

Cash flows from financing activities:
Increase in deposits, net	90,868	2,724	47,356
Net (decrease)/increase in Federal Home Loan Bank borrowings	(54,598)	40,000	(18,500)
Net (decrease)/increase in junior subordinated debentures	(3,093)	8,248	-
Net increase/(decrease) in securities sold under agreement to repurchase	572	(2,483)	3,081
Proceeds from exercise of stock options	416	347	1,275
Excess tax benefit from share-based payment arrangements	446	365	-
Cash used in repurchases of common stock	(215)	(720)	-
Cash dividends paid	(2,128)	(2,601)	-
Cash paid in lieu of fractional shares	-	-	(12)

Net Cash Provided By Financing Activities	32,268	45,880	33,200

Net increase/(decrease) in cash and cash equivalents	23,385	(21,525)	22,692

Cash and cash equivalents, beginning of year	23,034	44,559	21,867

Cash and Cash Equivalents, End of Year	$46,419	$23,034	$44,559

Supplemental Cash Flow Disclosures:

Cash Flow Information
Interest paid	$14,848	$8,976	$4,912
Income taxes paid	$6,856	$3,670	$3,825

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$180	$397	$(509)
Tax benefit of stock options exercised			$588

Net change in assets and liabilities due to acquisition of Business First
Increase in interest-bearing deposits with other financial institutions	$12	$-	$-
Increase in investments	$13,872	$-	$-
Increase in Federal Home Loan Bank stock	$1,193	$-	$-
Increase in property, premises, and equipment	$1,467	$-	$-
Increase in goodwill and other intangible assets	$9,844	$-	$-
Increase in net loans	$120,778	$-	$-
Increase in other assets	$837	$-	$-
Increase in demand, money market, and savings accounts	$99,074	$-	$-
Increase in time certificates of deposit	$34,345	$-	$-
Increase in other borrowings	$12,598	$-	$-
Increase in other liabilities	$376	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NATURE OF OPERATIONS

The Company has been organized as a single operating segment. The Bank operates fifteen branches within San Luis Obispo and Santa Barbara counties. The Bank offers traditional banking products such as checking, savings and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.

INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY

The Company accounts for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II (the “Trust II”) and Heritage Oaks Capital Trust III (the “Trust III”), using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statements of income.

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

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and foreclosed real-estate. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans and foreclosed real-estate may change.

CASH AND DUE FROM BANKS

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank is in compliance with the reserve requirements as of December 31, 2007.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, federal funds sold and money market funds. Generally, federal funds are sold for one-day periods.

INVESTMENT SECURITIES

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

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
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

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

PROPERTY, PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expenses for the reporting periods ending December 31, 2007, 2006, and 2005 were approximately $984, $958, and $897, respectively.

GOODWILL AND INTANGIBLE ASSETS

The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions. The Company has paid premiums on these acquisitions, and such premiums are recorded as intangible assets, in the form of goodwill or core deposit intangible assets.

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company is required to test goodwill for impairment. The Company’s assessment at December 31, 2007 pursuant to its Goodwill Impairment Testing Policy resulted in no impairment.

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

INCOME TAXES

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes."

ADVERTISING COSTS

The Company expenses the costs of advertising in the period incurred.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Fair Value Measurements,” specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

FINANCIAL INSTRUMENTS

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as more fully described in Note 10 of these Consolidated Financial Statements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated other comprehensive income separately from retained earnings in the equity section of the Balance Sheet. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

RECLASSIFICATIONS

Certain amounts in the 2005 and 2006 financial statements have been reclassified to conform to the 2007 presentation.

EARNINGS PER SHARE (“EPS”)

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. No share-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123.” We adopted SFAS No. 123(R) under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123(R). Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Company will continue to use straight-line recognition of expenses for awards with graded vesting.

In March 2005, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The following table provides a summary of the expense the Company has recognized related to share-based compensation awards as a result of the Company’s January 1, 2006 adoption of SFAS No. 123(R). The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards as of and for the years ended December 31, 2007 and 2006:

	For The Years Ended,
	2007	2006
Share-based compensation expense:
Stock option expense	$114	$113
Restricted stock expense	247	223

Total share-based compensation expense	$361	$336

Total share-based compensation expense, net of tax	$246	$198

Diluted shares outstanding	6,884,575	6,595,793
Impact on diluted earnings per share	$0.036	$0.030

Unrecognized compensation expense:
Stock option expense	$364	$227
Restricted stock expense	787	1,038

Total unrecognized share-based compensation expense	$1,151	$1,265

Total unrecognized share-based compensation expense, net of tax	$719	$819

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

Prior to January 1, 2006, had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

2005
Net income as reported	$6,637
Stock-based compensation using the intrinsic value method	-

Stock-based compensation that would have been reported using the fair value method of SFAS 123	(89)

Pro forma net income	$6,548

Basic earnings per share:
As reported	$1.08
Pro forma	$1.06

Diluted earnings per share:
As reported	$1.01
Pro forma	$1.00

Prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows, upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”).” The EITF concluded that a policy holder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the amount that could be realized under the issuance contract. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e, amounts that would be realized only upon surrendering all of the policies or certificates would not be included in measuring the assets. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. The Company adopted SFAS No. 155 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. The Company adopted SFAS No. 156 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and provides that the tax effects from an uncertain tax position be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained in audit by the taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48.  Management believes that all tax positions taken as of December 31, 2007 are highly certain and, accordingly, no accounting adjustments have been made to the financial statements. However, as part of the analysis of the impact of FIN 48 the Company’s CFO and tax accounting firm engaged in discussions surrounding a potential disclosure issue related to FIN 48. It was concluded that a previous position taken on the Company’s 2004 and 2005 tax returns in regard to deferred loan fees can not be supported and that amended returns will be filed for those periods. For income tax purposes, both Federal and Franchise, this is a “timing” issue and does not flow through the Income Statement. The Balance Sheet is impacted to the extent that current taxes payable is increased and offset by a deferred tax asset in the same amount. The 2004 and 2005 amended tax returns were filed in June 2007. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 will have on its financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” SFAS No. 158, requires an employer to: (1) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on the financial position of the company.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159,“Establishing the Fair Value Option for Financial Assets and Liabilities.” The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 141(R) may have on its financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company must adopt SFAS No. 160 no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 160 may have on its financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES

At December 31, 2007 and 2006, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value adjusted for amortization of premiums and accretions of discounts, and fair market value adjustments for securities transferred from available-for-sale.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

The tables below set forth the fair values of investment securities available-for-sale at December 31, 2007 and 2006:

As of December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government agencies and corporations	$3,674	$12	$(6)	$3,680
Mortgage-backed securities	26,793	71	(206)	26,658
Obligations of state and political subdivisions	16,667	478	(36)	17,109
Other securities	109	-	-	109

Total	$47,243	$561	$(248)	$47,556

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government agencies and corporations	$205	$-	$(4)	$201
Mortgage-backed securities	21,959	16	(381)	21,594
Obligations of state and political subdivisions	16,139	540	(38)	16,641
Other securities	9	-	-	9

Total	$38,312	$556	$(423)	$38,445

There were no investment securities held-to-maturity at December 31, 2007 and December 31, 2006.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2007 and 2006, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due one year or less	$7,737	$7,704	$583	$581
Due after one year through five years	21,993	22,005	20,445	20,145
Due after five years through ten years	8,689	8,856	7,775	7,942
Due after ten years	8,824	8,991	9,509	9,777

Total securities	$47,243	$47,556	$38,312	$38,445

Proceeds from sales, maturities and principal reductions of investment securities available-for-sale during 2007, 2006, and 2005, were $738, $500, and $1,350, respectively.  For the years ended December 31, 2007 and 2006, the Company realized gross gains of approximately $6 and $9 related to the calls of certain available for sale securities. There were no gains or losses reported during 2005.

Securities having a carrying value and a fair value of approximately $33,503 and $21,645 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes as required by law.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

Those investment securities available for sale which have an unrealized loss position at December 31, 2007 and 2006 are detailed below:

	Securities In A Loss Position For Less Than Twelve Months		Securities In A Loss Position For Twelve Months or More		Total
As of December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. Government agencies and corporations	$1,497	$(3)	$171	$(3)	$1,668	$(6)
Mortgage-backed securities	6,160	(44)	12,463	(162)	18,623	(206)
Obligations of state and political subdivisions	2,104	(30)	527	(6)	2,631	(36)
Other securities	-	-	-	-	-	-

Total	$9,761	$(77)	$13,161	$(171)	$22,922	$(248)

As of December 31, 2006
Obligations of U.S. Government agencies and corporations	$-	$-	$201	$(4)	$201	$(4)
Mortgage-backed securities	379	(4)	19,603	(377)	19,982	(381)
Obligations of state and political subdivisions	1,311	(12)	872	(26)	2,183	(38)
Other securities	-	-	-	-	-	-

Total	$1,690	$(16)	$20,676	$(407)	$22,366	$(423)

There are sixteen securities that have been in a loss position for twelve months or longer as of December 31, 2007, compared to twenty two as of December 31, 2006. These securities are guaranteed by either the U.S. Government or other governmental agencies. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold these securities until maturity, or for the foreseeable future, no declines are deemed to be other-than-temporary.

NOTE 3. LOANS

The following table sets forth the balance for each major loan category as of December 31, 2007 and 2006:

	2007	2006
Commercial, financial and agricultural	$146,080	$84,976
Real estate - construction	118,200	105,712
Real estate - commercial	322,928	237,401
Home equity lines of credit	17,470	10,792
Installment loans to individuals	7,977	5,598
All other loans (including overdrafts)	562	504
Total loans, gross	613,217	444,983

Less: Deferred loan fees	1,732	1,625
Less: Allowance for loan losses	6,143	4,081

Total loans, net	$605,342	$439,277

Loans held for sale	$902	$1,764

CONCENTRATION OF CREDIT RISK

At December 31, 2007 and 2006, approximately $458.6 million and $353.9 million of the Bank’s loan portfolio was collateralized by various forms of real estate. Such loans are generally made to borrowers located in the counties San Luis Obispo and Santa Barbara. The Bank attempts to reduce their concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real-estate market would not expose the Bank to significantly greater credit risk.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of loans serviced for others was $18.2 million, $7.5 million and $3.6 million at December 31, 2007, 2006 and 2005, respectively.

The following provides a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31, 2007, 2006 and 2005:

	2007	2006	2005
Impaired loans with a valuation allowance	$62	$-	$54
Impaired loans without a valuation allowance	276	55	-

Total impaired loans	$338	$55	$54

Valuation allowance related to impaired loans	$31	$-	$16

Average recorded investment in impaired loans	$419	$131	$374

Cash receipts applied to reduce principal balance	$151	$273	$8

Interest income recognized for cash payments	$-	$-	$-

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Non-accruing loans totaled approximately $338 and $55 at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, all loans on non-accrual were classified as impaired.  If interest on non-accruing loans had been recognized at the original interest rates, interest income would have increased $65, $63, and $87, in 2007, 2006, and 2005, respectively. No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2007 and 2006, the Bank had no loans past due 90 days or more and still accruing interest and there no loans classified as troubled debt restructurings.

The Bank also originates Small Business Administration (“SBA”) loans for sale to governmental agencies and institutional investors. At December 31, 2007 and 2006, the unpaid principal balance of SBA loans serviced for others totaled $1,965 and $1,355, respectively. The Company recognized a gain on the sale of SBA loans in the approximate amounts of $36, $19, and $84 for the years ended December 31, 2007, 2006, and 2005, respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)
NOTE 4. ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of the transactions within the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	$4,081	$3,881	$3,247
Additions charged to operating expense	660	600	710
Loans charged off	(249)	(561)	(100)
Recoveries of loans previously charged off	270	161	24
Credit from purchase of Business First National Bank	1,381	-	-

Balance, end of year	$6,143	$4,081	$3,881

NOTE 5. PROPERTY, PREMISES AND EQUIPMENT

At December 31, 2007 and 2006, property, premises and equipment consisted of the following:

	2007	2006
Land	$1,245	$3,784
Furniture and equipment	7,684	5,759
Building and improvements	5,179	12,578
Construction in progress	176	-

Total cost	14,284	22,121

Less: accumulated depreciation and amortization	7,894	7,540

Total property, premises and equipment	$6,390	$14,581

During 2003, the Bank purchased land for future development of a Paso Robles, California administrative facility for approximately $1,100. Construction was completed and the Bank moved into the facility in June 2006. In the second quarter of 2007, the Bank sold this facility and three other branches to First States Group, L.P. in a sale lease-back transaction for approximately $12.8 million. The Bank subsequently entered into four separate lease agreements with First States Investors, LLC to lease back the three branches and administrative facility for a period of 15 years with the option to renew for two 10 year terms. Each of the four leases are subject to an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term. The sale of these properties resulted in a gain of approximately $3.4 million that the Bank will recognize over a period of 15 years in accordance with SFAS No. 13 “Accounting for Leases.” Additionally, as of December 31, 2007, the Bank makes monthly payments in the aggregate amount of $75 to lease these facilities.

The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022. See Note 10, Commitments and Contingencies of these Consolidated Financial Statements for a more detailed discussion regarding the Company’s operating lease obligations.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of core deposit intangibles subject to amortization. Amortizations for 2007, 2006 and 2005 were $393, $300 and $574, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of core deposit intangibles as of December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible asset	$6,320	$(1,769)	$4,551

The following table summarizes the estimated future amortizations of core deposit intangibles as of December 31, 2007:

Period	Estimated Amortization
2008	$861
2009	1,049
2010	514
2011	653
2012	757
2013	717

Total estimated future amortization	$4,551

NOTE 7. TIME DEPOSIT LIABILITIES

At December 31, 2007, the Bank had time certificates of deposit with maturity distributions as follows:

Due Year Ending December 31,	Balance
2008	$156,975
2009	14,171
2010	1,430
2011	242
2012	395

Total time deposits	$173,213

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE 8. BORROWINGS

The Bank has borrowing lines with correspondent banks totaling $40.0 million. At December 31, 2007 there were no balances outstanding on these borrowing lines.

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”). At December 31, 2007, the Bank had the following borrowings, all of which are collateralized by loans, with the FHLB:

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$4,000	5.10%	Fixed	2/28/08
4,000	4.93%	Fixed	2/27/09

$8,000	5.02%

At December 31, 2007, the Bank had a remaining borrowing capacity with existing collateral of approximately $106.3 million secured by loans and securities. The Bank has pledged approximately $321.8 million in loans to the FHLB as of December 31, 2007.

Additionally, the Bank has an $11.7 million letter of credit secured by loans.
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. At December 31, 2007 and 2006, the Bank had $1,936 and $1,364 in securities sold under agreements to repurchase. Interest expense recorded was $91, $88, and $44 for the years ended December 31, 2007, 2006, and 2005, respectively. The carrying value of underlying securities provided as collateral for these transactions was $4,350 and $4,330 at December 31, 2007 and 2006, respectively.

NOTES PAYABLE

On October 10, 2007, the Company renewed a revolving line of credit in the amount of $3,500 through Pacific Coast Bankers Bank (PCBB). The line is secured by 51% of the outstanding shares of the Bank’s stock. The line bears interest at the Wall Street Journal prime rate. Interest payments are due quarterly. The line is scheduled to mature on October 10, 2009 at which time the line converts to an eight-year term loan maturing on October 10, 2017 with principal and interest payments are due quarterly. Under the terms of the agreement, the Company will not incur any additional debt over $2,000 exclusive of the inter-company debt and existing debt without prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by the Regulators. At December 31, 2007, the outstanding balance owed was $0.

JUNIOR SUBORDINATED DEBENTURES

On October 27, 2006 the Company issued $8,248 of Floating Rate Junior Subordinated Debt Securities (“the debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company. The Company intends to use the proceeds from the issuance of these securities for general corporate purposes, which may include capital contributions to the Bank, investments, payment of dividends, and repurchases of our common stock.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

On April 23, 2007, the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus accrued and unpaid interest as of the redemption date. The Company paid $379 for the standard interest payment due April 22, 2007, plus a payment of $8,248 for the principal amount to be redeemed on that date. These amounts were funded from the Company’s general corporate reserves. As a result of the redemption of the securities associated with Heritage Oaks Capital Trust I, the Trust was dissolved on June 1, 2007.

On September 20, 2007, the Company issued $5,155 of Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company. The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.

At December 31, 2007, the Company had $13.4 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding. These securities have been issued to Heritage Oaks Capital Trusts II and III. The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Heritage Oaks Capital Trusts II and III, totaling $248 thousand and $155 thousand, respectively. The balance of the equity of Heritage Oaks Capital Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets. Interest associated with the securities issued to Heritage Oaks Capital Trusts II and III is payable quarterly at 3-month LIBOR plus 1.71% variable rate and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trusts II and III:

(dollar amounts in thousands)	Amount Borrowed	Current Rate	Issue Date	Scheduled Maturity	Call Date	Rate Type
Heritage Oaks Capital Trust II	8,248	6.95%	27-Oct-06	Aug-37	Nov-11	Varibale 3-month LIBOR + 1.71%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Borrowings	13,403	6.93%

The Company has the right under the indentures to defer interest payments for a period not to exceed twenty consecutive quarterly periods (each an “Extension Period”) provided that no extension period may extend beyond the maturity of the debt securities. If the Company elects to defer interest payments pursuant to terms of the agreements, then the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company’s capital stock, or (ii) make any payment of principal of or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the Debt Securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock. The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

The Company has and or plans to use the proceeds from the issuance of these securities for general corporate purposes including, capital contributions to the Bank for future growth, acquisitions, payment of dividends and repurchases of common stock.

Under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trusts II and III into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier I capital for regulatory purposes. As of December 31, 2007, the Company has included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

At December 31, 2007, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments for approximately four years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $2.5 million at December 31, 2007.

NOTE 9. INCOME TAXES

The Company is subject to federal income taxation and income tax by the State of California. Our federal income tax returns for the years ended December 31, 2006, 2005 and 2004 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006, 2005, 2004 and 2003 are open to audit by state authorities.

The following table provides a summary of the current and deferred amounts for the Company’s income tax provision (benefit) for the years ended December 31, 2007, 2006, and 2005:

	For the Years Ended December 31,
	2007	2006	2005
Federal income tax
Current	$5,617	$2,924	$3,045
Deferred	(2,507)	(191)	(134)

Total federal taxes	3,110	2,733	2,911

State franchise tax
Current	1,708	1,087	1,291
Deferred	(531)	(29)	(99)

Total state franchise tax	1,177	1,058	1,192

Total income taxes	$4,287	$3,791	$4,103

The provision for taxes on income differed from the amounts computed using the federal statutory tax rate of 34 percent is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$3,809	34.0	$3,554	34.0	$3,652	34.0
State income taxes, net of federal income tax benefit	777	6.9	698	7.2	768	7.2
Tax exempt income and other, Net	(299)	(2.6)	(461)	(4.9)	(317)	(3.0)

Total tax provision	$4,287	38.3	$3,791	36.3	$4,103	38.2

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

The net deferred tax asset is determined as follows:

	2007	2006
Deferred tax assets:
Reserves for loan losses	$2,470	$1,605
Fixed assets	35	233
Accruals	1,717	1,233
Alternative Minimum Tax Credit	21	-
Deferred income	2,501	84
Net operating loss carryforward	743	345
Contribution caryforward	49	-

Total deferred tax assets	7,536	3,500

Deferred tax liabilities:
Fair value adjustment for purchased assets	1,242	363
Investment securities valuation	130	55
Deferred costs, prepaids and FHLB advances	874	668

Total deferred tax liabilities	2,246	1,086

Net deferred tax assets	$5,290	$2,414

As part of the bank acquisitions in 2003 and 2007, the Company has approximately $1.9 million and $1.3 million of net operating losses (NOL) available for carry forward for federal and state tax purposes, respectively, at December 31, 2007. The realization of the NOL is limited for federal tax purposes and for state tax purposes under current tax law. Any amount not utilized for federal tax purposes and state tax purposes will expire on various years through 2025 and 2015, respectively.

The Company records interest and penalties related to uncertain tax positions as part of other operating expense. As previously mentioned in Note 1 of these Consolidated Financial Statements, during 2007, the Company filed amended tax returns for the years 2004 and 2005. Although no penalties were paid during 2007, the Company did pay approximately $96 in interest directly related to the amended returns for 2004 and 2005. As of December 31, 2007, we do not expect the total amount of unrecognized tax benefits to increase or decrease significantly within the next twelve months.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

As of December 31, 2007 and 2006, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2007	2006

Commitments to extend credit	$245,894	$166,540
Standby letters of credit	16,629	17,691

Total commitments and standby letters of credit	$262,523	$184,231

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

The following table provides a summary of the future minimum lease payments the Bank is expected to make based upon obligations at December 31, 2007:

	Due 2008	Due 2009	Due 2010	Due 2011	Due 2012	Due More Than 5 Years	Total
Non-cancelable operating leases	$2,053	$1,874	$1,770	$1,449	$1,131	$8,596	$16,873

The leases contain options to extend for periods from five to twenty years. Options to extend which have been exercised and the related lease costs are included above. Total expenditures charged for leases for the reporting periods ended December 31, 2007, 2006, and 2005, were approximately $1,373, $628, and $663, respectively. The year over year increase in expense related to the Company’s leases can be attributed to the sale lease-back transaction the Bank entered into during the second quarter of 2007, as more fully discussed in Note 5 of the Consolidated Financial Statements, as well as the acquisition of Business First National Bank.

The Company has six subleases in place, five of which are for additional space within existing branch offices and one is for an entire facility that was vacated as the result of consolidation from the 2003 Hacienda Bank acquisition. The subleases are for various terms and accounted for an approximate $212 credit to rental expense in 2007. The Company expects to receive sublease revenue for 2008 and 2009 of approximately $215 and $93, respectively.

NOTE 11. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

As of the most recent notification, the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below.

The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2007 and 2006:

	Actual		Capital Needed For Adequacy Purposes		Capital Needed To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2007
Total capital to risk-weighted assets:
Company	$72,963	11.04%	$52,868	8.0%	N/A	N/A
Heritage Oaks Bank	$68,563	10.40%	$52,765	8.0%	$65,956	10.0%

Tier 1 capital to risk-weighted assets:
Company	$66,599	10.08%	$26,434	4.0%	N/A	N/A
Heritage Oaks Bank	$62,199	9.43%	$26,382	4.0%	$39,573	6.0%

Tier 1 capital to average assets:
Company	$66,599	9.60%	$27,761	4.0%	N/A	N/A
Heritage Oaks Bank	$62,199	9.02%	$27,595	4.0%	$34,494	5.0%

As of December 31, 2006
Total capital to risk-weighted assets:
Company	$61,973	12.36%	$40,112	8.0%	N/A	N/A
Heritage Oaks Bank	$56,179	11.21%	$40,092	8.0%	$50,115	10.0%

Tier 1 capital to risk-weighted assets:
Company	$57,729	11.51%	$20,062	4.0%	N/A	N/A
Heritage Oaks Bank	$51,935	10.37%	$20,033	4.0%	$30,049	6.0%

Tier 1 capital to average assets:
Company	$57,729	11.00%	$20,993	4.0%	N/A	N/A
Heritage Oaks Bank	$51,935	9.89%	$21,005	4.0%	$26,256	5.0%

As disclosed in Note 8, Borrowings, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes. At December 31, 2007, the Company has included $13.0 million of proceeds from the issuance of Junior Subordinated Debentures in its Tier I capital.

NOTE 12. SALARY CONTINUATION PLAN

The Company established salary continuation agreements with the President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer and certain Executive and Senior Vice Presidents, as authorized by the Board of Directors. These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. The present values of the Company’s liability under these Agreements were approximately $1,978 and $1,617 at December 31, 2007 and 2006, respectively, and are included in other liabilities in the Company’s Consolidated Financial Statements. The Company maintains life insurance policies, which are intended to fund all costs of the agreements. The cash surrender values of these life insurance policies totaled approximately $9,923 and $9,435, at December 31, 2007 and 2006, respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE 13. EMPLOYEE BENEFIT PLANS

401(K) PENSION PLAN

During 1994, the Company established a savings plan for employees that allow participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are matched up to 25 percent of the employee’s contribution. Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.  Expenses of the savings plan were approximately $168, $148, and $109, for the years ended December 31, 2007, 2006, and 2005, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year. The amount of the annual contribution to the ESOP is at the discretion of the Board of Directors.  The contributions made to this plan for the years ended December 31, 2007, 2006, and 2005 were approximately $200, $364, and $216, respectively.

NOTE 14. SHARE-BASED COMPENSATION PLANS

At December 31, 2007, the Company had two stock option plans, which are described below.

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

The following table summarizes information about the 1990 Stock Option Plan for the years ended December 31, 2007, 2006, and 2005:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,136	$2.55	3,136	$2.55	3,136	$2.55
Granted	-
Cancelled	(1)	$-	-	$-	-	$-
Exercised	(3,135)	$-	-	$-	-	$-

Outstanding at end of year	-	$-	3,136	$2.55	3,136	$2.55

Options available for grant at year-end	-		-		-
Options exercisable at year-end	-	$-	3,136	$2.55	3,136	$2.55
Weighted-average fair value of options granted during year	$-		$-		$-

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

THE “1997 STOCK OPTION PLAN”

The Company adopted the 1997 Stock Option Plan, which is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code. All outstanding options were granted at prices which equal the fair market value on the day of the grant. Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the date of grant. The plan provides for issuance of up to 427,531 shares of the Company’s un-issued common stock and is subject to the specific approval of the Board of Directors.

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

No Options were granted from the 1997 Stock Option Plan during 2007 or 2006.

The following summarizes information about the 1997 stock option plan for the years ended December 31, 2007, 2006, and 2005:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	433,434	$5.44	522,780	$5.20	738,180	$4.51
Granted	-	$-	-	$-	11,250	$13.84
Cancelled	(996)	$3.78	(1,739)	$6.48	(7,079)	$10.81
Exercised	(132,195)	$3.09	(87,607)	$3.95	(219,571)	$3.13

Outstanding at end of year	300,243	$6.47	433,434	$5.45	522,780	$5.20

Options available for grant end of year	-		-		-
Options exercisable at year-end	260,906	$5.75	368,525	$4.51	429,023	$4.07
Weighted-average fair value of options granted during year	$-		$-		$5.24

THE “2005 EQUITY BASED COMPENSATION PLAN”

On May 26, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the “2005 Plan”). Upon approval by stockholders, no further grants can be made from the 1997 Stock Option Plan. The 2005 Plan authorizes the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards. The 2005 Plan provides for a maximum of ten percent (10%) of the Company’s issued and outstanding shares of common stock as of March 25, 2005 and adjusted on each anniversary thereafter to be ten percent (10%) of the then issued and outstanding number of shares. As of December 31, 2007, the maximum number of shares that were available for issuance from the 2005 Plan was 432,830.

The Company grants restricted stock periodically as a part of the 2005 Plan for the benefit of employees. Restricted shares issued are typically new shares and currently vest in five years with a “cliff” vesting.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

The following tables summarize activity with respect to restricted share-based compensation for the years ended December 31, 2007 and 2006:

	For the Year Ended December 31, 2007
	Restricted Shares Outstanding	Average Grant Date Fair Value
Balance, beginning of period	66,050	$19.00
Granted	1,500	$17.18
Vested	-	$-
Forfeited/expired	(1,250)	$19.20

Balance, end of period	66,300	$18.95

	For the Year Ended December 31, 2006
	Restricted Shares Outstanding	Average Grant Date Fair Value
Balance, beginning of period	3,750	$16.57
Granted	67,050	$19.00
Vested	-	$-
Forfeited/expired	(4,750)	$17.11

Balance, end of period	66,050	$19.00

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $247 and $223 for the years ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to restricted stock was $101 and $91 for the years ended December 31, 2007 and 2006. During 2007, 1,500 restricted shares were granted to employees of the Bank. No restricted shares vested during 2007 and 2006. At December 31, 2007, there was $787 of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.38 years.

The following summarizes information about the 2005 equity based compensation plan for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	-	$-	-	$-	-	$-
Granted	140,851	$13.68	-	$-	-	$-
Cancelled	-	$-	-	$-	-	$-
Exercised	-	$-	-	$-	-	$-

Outstanding at end of year	140,851	$13.68	-	-	-	$-

Options available for grant end of year	432,830		568,513		611,697
Options exercisable at year-end	100,851	$12.76	-	$-	-	$-
Weighted-average fair value of options granted during year	$6.05		$-		$-

The total intrinsic value (the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised in all plans during the three years ended 2007, 2006 and 2005 was $1,083, $887 and $2,043, respectively. The intrinsic value of options outstanding in all plans at December 31, 2007 and 2006 was approximately $1,840 and $5,444. Additionally, the total intrinsic value of options exercisable in all plans at December 31, 2007 and 2006 was approximately $1,792 and $4,983, respectively. The Company received income tax benefits of $446, $365 and $588 for the years ended December 31, 2007, 2006 and 2005, respectively, related to the exercise of non-qualified employee stock options, and disqualifying dispositions in the exercise of incentive stock options. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The amount of excess tax benefit classified as a financing cash flow at December 31, 2007 was $446. As of December 31, 2007, there was approximately $364 of total unrecognized compensation cost related to non-vested stock options. Of this total, approximately $126 and $238 is remaining under the 1997 and 2005 plans, respectively and is expected to be recognized over periods of 0.81 years and 1.84 years respectively.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

In November 2007, 40,000 options were granted to various members of the Company’s board of directors from the 2005 Plan. The following table presents the assumptions used in the calculation of the weighted average fair value of those options on the date of grant using the Black-Scholes option pricing model:

November 2007
Expected volatility	34.32%
Expected term (years)	10
Dividend yield	2.00%
Risk free rate	4.36%

Weighted-average grant date fair value	$6.30

NOTE 15. RELATED PARTY TRANSACTIONS

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company. These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms.

The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2007 and 2006:

	2007	2006
Outstanding balance, beginning of year	$15,478	$14,603
Business First, at date of acquisition	2,307	-
Additional loans made	4,568	3,715
Repayments	(3,470)	(2,840)

Outstanding balance, end of year	$18,883	$15,478

Deposits from related parties held by the Bank at December 31, 2007 and 2006 amounted to approximately $8,655 and $3,513, respectively.

NOTE 16. RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Department of Financial Institutions (“DFI”), its respective net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments at December 31, 2007 and 2006 is summarized as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$46,419	$46,419	$23,034	$23,034
Interest-bearing deposits	330	330	318	318
Investments and mortgage-backed securities	47,556	47,556	38,445	38,445
Federal Home Loan Bank and Federal Reserve Bank stock	3,045	3,045	2,350	2,350
Loans receivable, net of deferred fees and costs	611,485	615,533	443,358	444,396
Loans held for sale	902	902	1,764	1,764
Bank owned life insurance	9,923	9,923	9,435	9,435
Accrued interest receivable	2,671	2,671	2,627	2,627

Liabilities
Noninterest-bearing deposits	153,684	153,684	153,005	153,005
Interest-bearing deposits	491,124	495,511	267,516	268,991
Federal Home Loan Bank advances	8,000	8,159	50,000	50,163
Securities sold under repurchase agreements	1,936	1,936	1,364	1,364
Junior subordinated debentures	13,403	13,328	16,496	16,352
Accrued interest payable	667	667	851	851

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$262,523	$2,625	$184,231	$1,842

The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

•	Interest Bearing Deposits

Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

•	Investments including FHLB stock, FRB stock and Mortgage-Backed Securities

Fair values are based upon quoted market prices, where available.

•	Loans and Loans Held for Sale

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

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE 18. EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. Share information has been retroactively adjusted for stock dividends as discussed in Note 20 of the Consolidated Financial Statements:

	2007		2006		2005
	Net		Net		Net
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$6,917		$6,662		$6,637
Shares outstanding at year-end		7,317,932		6,345,639		6,231,982
Impact of weighting shares
purchased during the year		(666,338)		(11,715)		(64,045)
Used in Basic EPS	6,917	6,651,594	6,662	6,333,924	6,637	6,167,937
Dilutive effect of outstanding stock options		232,981		261,869		383,452

Used in Dilutive EPS	$6,917	6,884,575	$6,662	6,595,793	$6,637	6,551,389

NOTE  19. OTHER INCOME AND EXPENSE

The following is a breakdown of fees and other income and expenses for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Fees and Other Income:
ATM/Debit card transaction/interchange fees	$765	$711	$629
Bankcard merchant fees	224	122	160
Mortgage origination fees	461	552	897
Earnings on cash surrender value of life insurance	433	393	323
Other	650	757	482

Total other income	$2,533	$2,535	$2,491

Other Expenses:
Data processing	$2,267	$2,138	$2,200
Advertising and promotional	718	851	582
Regulatory fees	146	112	106
Other professional fees and outside services	1,247	1,207	802
Legal fees and other litigation expenses	100	154	122
Loan department costs	129	147	182
Stationery and supplies	350	327	311
Director fees	289	290	247
Core deposit amortization	393	300	574
Other	1,387	1,249	1,355

Total other expenses	$7,026	$6,775	$6,481

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE  20. CASH DIVIDENDS, STOCK DIVIDENDS AND STOCK SPLITS

STOCK DIVIDENDSAND STOCK SPLITS

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

CASH DIVIDENDS

The following table provides a summary of dividends the Company has declared and paid on its common stock during 2007 and 2006:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Regular quarterly dividend	$0.08	17-Oct-07	2-Nov-07	16-Nov-07
Regular quarterly dividend	$0.08	18-Jul-07	3-Aug-07	17-Aug-07
Regular quarterly dividend	$0.08	20-Apr-07	4-May-07	18-May-07
Regular quarterly dividend	$0.08	19-Jan-07	2-Feb-07	16-Feb-07
Regular quarterly dividend	$0.08	20-Oct-06	3-Nov-06	17-Nov-06
Regular quarterly dividend	$0.08	21-Jul-06	11-Aug-06	25-Aug-06
Special cash dividend	$0.25	21-Apr-06	8-May-06	19-May-06

No cash dividends were paid in 2005.

NOTE  21. STOCK REPURCHASE PROGRAM

In July 2006, the Company adopted a stock repurchase program authorizing the repurchase of up to 40,000 shares of Company stock. In October 2006, the Board of Directors approved the authorization to repurchase an additional 60,000 shares of Company stock to its current stock repurchase program, which now provides for a total of up to 100,000 shares. Purchases are to be made, as conditions warrant, from time to time in the open market. The duration of the program is one year and the timing of purchases will depend on market conditions. In July of 2007, Board of Directors authorized an extension of the current stock repurchase program.

For the years ended December 31, 2007 and 2006, the Company repurchased and retired 13,500 and 40,000 shares of its common stock under the current stock repurchase program. At December 31, 2007, under the current plan, the Company had the authority to repurchase up to 46,500 shares of its common stock through July 2008.

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

NOTE  22. BUSINESS COMBINATIONS

On October 12, 2007 the Company acquired Business First National Bank (“Business First”). Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of the Company. The consideration paid for Business First was approximately $19,500, consisting of approximately 75% common stock and 25% cash. Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash. Upon the acquisition of Business First, the Company issued 850,213 shares of Heritage Oaks Bancorp common stock and approximately $5,100 in cash to the former shareholders of Business First. The value of the shares issued in connection with this acquisition was approximately $13,800 and was determined by multiplying the number of new shares issued times the closing market price of the Company’s common stock on the closing date of October 12, 2007. The remaining component of the consideration related to the value of stock options previously issued by Business First that were rolled into substitute stock option agreements granted by the Company.

The following table presents the assumptions used in the calculation of the weighted average fair value of the substitute stock options agreements granted by the Company on the date of grant using the Black-Scholes option pricing model:

October
2007
Expected volatility	33.48%
Expected term (years)	3.2
Dividend yield	1.97%
Risk free rate	4.35%
Weighted-average grant date fair value	$5.62

The following table provides a summary of the assets acquired and liabilities assumed as of the date of the acquisition:

October 12, 2007
Cash and cash equivalents	$12,467
Interest-bearing deposits with other financial institutions	12
Investments and Federal Home Loan Bank stock	15,065
Loans	120,778
Property, premises and equipment, net	1,467
Core deposit intangible	3,797
Goodwill	6,047
Other assets	837
Total assets acquired	$160,470

Noninterest-bearing deposits	$42,145
Interest-bearing deposits	91,274
Federal Home Loan Bank borrowings	12,598
Other liabilities	376
Total liabilities assumed	$146,393
Net assets acquired	$14,077

HERITAGE OAKS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands, except share and per share amounts)

The following un-audited pro-forma financial information assumes the acquisition of Business First occurred on January 1, 2006.

	For The Years Ended December 31,
	2007	2006
Revenues	$39,820	$37,534
Net income	$7,440	$7,527

Earnings per common share:
Basic	$1.02	$1.05
Diluted	$0.98	$1.01

The pro-forma financial information presented in the table above is based on certain assumptions and estimates which the Company believes are reasonable. The pro-forma consolidated results of operations do not purport to be indicative of the results which would actually have been obtained has the acquisition occurred on the dates indicated or which may be obtained in the future.

As a result of the acquisition, the combined organization is not only expected to be able to compete more effectively and take advantage of banking opportunities in Santa Barbara and San Luis Obispo counties, but generate certain efficiencies and long-term cost savings as a result of economies of scale.

The Company’s Consolidated Statements of Income include the results of operations of Business First from October 12, 2007 through December 31, 2007.

NOTE  23. CONDENSED FINANCIAL INFORMATION OF HERITAGE OAKS BANCORP (PARENT COMPANY)

HERITAGE OAKS BANCORP
CONDENSED BALACE SHEETS (PARENT COMPANY)
DECEMBER 31, 2007 AND 2006
(dollars amounts in thousands)

	2007	2006
Assets
Cash	$215	$7,276
Federal funds sold	4,000	-
Total cash and cash equivalents	4,215	7,276
Prepaid and other assets	493	627
Investment in subsidiaries	78,453	58,523

Total assets	$83,161	$66,426

Liabilities
Junior subordinated debentures	$13,403	$16,496
Other liabilities	308	458

Total liabilities	13,711	16,954

Stockholders' Equity
Common stock	43,996	29,247
Additional paid in capital	672	336
Retained earnings	24,598	19,809
Accumulated other comprehensive income	184	80

Total stockholders' equity	69,450	49,472

Total liabilities and stockholders' equity	$83,161	$66,426

HERITAGE OAKS BANCORP
CONDENSED STATEMENTS OF INCOME (PARENT COMPANY)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(dollar amounts in thousands)

	2007	2006	2005
Income
Equity in undisbursed income of subsidiaries	$7,512	$7,297	$7,201
Interest income	77	73	65
Other	-	-	31

Total income	7,589	7,370	7,297

Expense
Salary expense	31	114	85
Equipment expense	(57)	(57)	(10)
Other professional fees and outside services	199	254	268
Interest expense	921	839	583
Other	-	-	126

Total expense	1,094	1,150	1,052

Total operating income	6,495	6,220	6,245
Income tax benefit	(422)	(442)	(392)

Net income	$6,917	$6,662	$6,637

HERITAGE OAKS BANCORP
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(dollar amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,917	$6,662	$6,637
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	-	-	8
Decrease/(increase) in other assets	226	(981)	(56)
(Decrease)/increase in other liabilities	(150)	281	18
Share-based compensation expense	32	25	-
Undistributed income of subsidiaries	(7,512)	(7,297)	(7,201)

Net Cash Used In Operating Activities	(487)	(1,310)	(594)

Cash flows from investing activities:
Net proceeds from sale of fixed assets	-	-	900
Contribution to subsidiary	-	311	-

Net Cash Provided By Investing Activities	-	311	900

Cash flows from financing activities:
Cash dividends received	2,000	-	-
Cash paid in lieu of fractional shares	-	-	(12)
Cash dividends paid	(2,128)	(2,602)	-
(Decrease)/increase in junior subordinated debentures	(3,093)	8,248	-
Stock repurchased	(215)	(720)	-
Proceeds from the exercise of options	862	712	1,275

Net Cash (Used In)/Provided by Financing Activities	(2,574)	5,638	1,263

Net (decrease)/increase in cash and cash equivalents	(3,061)	4,639	1,569

Cash and cash equivalents, beginning of year	7,276	2,637	1,068

Cash and Cash Equivalents, End of Year	$4,215	$7,276	$2,637

QUARTERLY FINANCIAL INFORMATION (UN-AUDITED)

The following table provides a summary of results for the periods indicated

	For The Quarters Ended,
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(dollars in thousands, except per share data)	2007	2007	2007	2007	2006	2006	2006	2006

Interest income	$13,155	$10,870	$10,823	$10,303	$9,932	$9,568	$8,666	$8,206
Net interest income	8,781	7,328	7,258	7,034	6,951	7,022	6,635	6,447
Provision for credit losses	140	210	170	140	120	180	180	120
Non-interest income	1,439	1,309	1,391	1,231	1,301	1,222	1,211	1,218
Other expenses	6,874	5,777	5,563	5,694	5,539	5,384	5,048	4,984
Income before provision for income taxes	3,206	2,650	2,916	2,431	2,593	2,680	2,618	2,561

Net income	$1,978	$1,628	$1,800	$1,510	$1,649	$1,733	$1,673	$1,606
Earnings per common share:
Basic	$0.27	$0.25	$0.28	$0.24	$0.26	$0.27	$0.26	$0.26
Diluted	$0.26	$0.24	$0.27	$0.23	$0.25	$0.26	$0.25	$0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which can be found under Item 8, Financial Statements and Supplementary Data, beginning on page 46 of this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CODEOF ETHICS

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2007.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A. See (Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The Company’s Consolidated Financial Statements, include the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the index for Item 8 of this form.

(a) 2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes. Additionally, a listing of the supplementary financial information required by this item is set forth in the index for Item 8 of this Form 10-K.

(a) 3.	EXHIBITS

A list of exhibits to this Form 10-K is set forth in the “Exhibit Index” immediately preceding such exhibits and is incorporated herein by reference.

(b)	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Reference is made to the Exhibit Index on page 91 for exhibits filed as part of this report.

(c)	ADDITIONAL FINANCIAL STATEMENTS

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMPANY

/s/ Lawrence P. Ward	/s/ Margaret A. Torres
LAWRENCE P. WARD	MARGARET A. TORRES
PRESIDENT AND CHIEF EXECUTIVE OFFICER DATED:FEBRUARY 29, 2008	EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER DATED: FEBRUARY 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Morris	CHAIRMAN OF THE BOARD OF DIRECTORS	FEBRUARY 29, 2008
MICHAEL MORRIS

/s/ Donald H. Campbell	VICE CHAIRMAN OF THE BOARD OF DIRECTORS	FEBRUARY 29, 2008
DONALD H. CAMPBELL

/s/ Michael Behrman	DIRECTOR	FEBRUARY 29, 2008
MICHAEL BEHRMAN

/s/ Kenneth Dewar	DIRECTOR	FEBRUARY 29, 2008
KENNETH DEWAR

/s/ Mark C. Fugate	DIRECTOR	FEBRUARY 29, 2008
MARK C. FUGATE

/s/ Dolores T. Lacey	DIRECTOR	FEBRUARY 29, 2008
DOLORES T. LACEY

/s/ Merle F. Miller	DIRECTOR	FEBRUARY 29, 2008
MERLE F. MILLER

/s/ Daniel J. O’Hare	DIRECTOR	FEBRUARY 29, 2008
DANIEL J. O’HARE

/s/ Michael E. Pfau	DIRECTOR	FEBRUARY 29, 2008
MICHAEL E. PFAU

/s/ Alex Simas	DIRECTOR	FEBRUARY 29, 2008
ALEX SIMAS

/s/ Lawrence P. Ward	DIRECTOR	FEBRUARY 29, 2008
LAWRENCE P. WARD

EXHIBIT INDEX

(3.1a)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April, 1994.

(3.1b)	Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997 filed with the SEC in the Company’s 10-KSB for the year ending December 31, 1997.

(3.2)	The Company Bylaws as amended November 16, 2000 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2000.

(4.1)	Specimen form of The Company stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April 8, 1994.

(10.1)	1990 Stock Option Plan incorporated by reference from Exhibit 10.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.2)	Form of Stock Option Agreement incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.5)	The Company 1995 Bonus Plan, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.6)	Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB Report for the quarter ended March 31, 2001.

(10.7)	Salary Continuation Agreement with Gwen R. Pelfrey, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

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

(10.22)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Margaret A. Torres, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.23)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Paul Tognazzini, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.24)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gwen R. Pelfrey, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.25)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Gloria Brady, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.26)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Joe Carnevali, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.27)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Donna Breuer, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.28)	Executive Salary Continuation Agreement dated February 1, 2002 between Heritage Oaks Bank and Chris Sands, filed with the SEC in the Company’s 10-QSB reported for March 31, 2002.

(10.29)	Money Access Services Processing Agreement for ATM processing, signed on October 3, 2002, filed with the SEC in the Company’s 10-QSB reported for September 30, 2002.

(10.30)	The Company Employee Stock Ownership Plan, Summary Plan Description, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002.

(10.31)	The Company Employee Stock Ownership Plan, Summary of Material Modifications to the Summary Plan Description dated July 2002, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002.

(10.32)	A Construction Agreement dated February 12, 2003 between Heritage Oaks Bank and HBE financial Facilities, a Division of HBE Corporation, filed with the SEC in the Company’s 10-QSB for March 31, 2003.

(10.33)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mark Stasinis, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.34)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Kelley Stolz, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.35)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Paul Deline, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.36)	Executive Salary Continuation Agreement dated July 1, 2003 between Heritage Oaks Bank and Mitch Massey, filed with the SEC in the Company’s 10-QSB reported for June 30, 2003.

(10.38)	Promissory Note executed on October 3, 2003 for $3.5 million with Pacific Coast Bankers Bank, filed with the SEC in the Company’s 10-QSB reported for September 30, 2003.

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

(10.43)	Form of Change in Control Agreements.

(14)	Code of Ethics, filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2003.

(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiaries of the Company.

(23)	Consent of Independent Registered Accounting Firm**

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**Filed herewith.