Form 10-Q
period 2008-03-31
HERITAGE OAKS BANCORP
filed 2008-05-09
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______.

COMMISSION FILE NUMBER: 000-25020

HERITAGE OAKS BANCORP
(Exact name of registrant as specified in charter)

STATE OF CALIFORNIA	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 12th STREET, PASO ROBLES, CA 93446
(Address of principal office) (Zip Code)

(805) 369-5200
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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one.)

Large Accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 28, 2008 there were approximately 7,703,030 shares outstanding of the Registrant’s common stock.

Part 1. Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	(Unaudited)	(1)
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$22,217	$23,254
Federal funds sold	3,670	23,165
Total cash and cash equivalents	25,887	46,419

Interest bearing deposits with other banks	330	330
Securities available for sale	54,829	47,556
Federal Home Loan Bank stock, at cost	3,402	3,045
Loans held for sale	2,759	902
Loans, net (2)	631,722	605,342
Property, premises and equipment, net	6,228	6,390
Bank owned life insurance	10,420	9,923
Deferred tax assets	5,159	5,290
Goodwill	11,538	10,911
Core deposit intangible	4,336	4,551
Other assets	4,596	4,895

Total assets	$761,206	$745,554

Liabilities
Deposits:
Demand, non-interest bearing	$155,621	$153,684
Savings, NOW, and money market deposits	302,970	317,911
Time deposits of $100 or more	47,069	75,966
Time deposits under $100	84,795	97,247
Total deposits	590,455	644,808
FHLB advances and other borrowed money	76,505	8,000
Securities sold under agreement to repurchase	2,217	1,936
Junior subordinated debentures	13,403	13,403
Other liabilities	7,658	7,957

Total liabilities	690,238	676,104

Commitments and contingencies	-	-

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 7,703,030 and 7,317,932 as of March 31, 2008 and December 31, 2007, respectively.	48,811	43,996
Additional paid in capital	785	672
Retained earnings	21,009	24,598
Accumulated other comprehensive income	363	184

Total stockholders' equity	70,968	69,450

Total liabilities and stockholders' equity	$761,206	$745,554

(1)	These numbers have been derived from the audited financial statements.
(2)	Loans net of deferred fees of $1,833 and $1,732 and allowance for loan losses of $6,305 and $6,143 at March 31, 2008 and December 31, 2007, respectively.

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollar amounts in thousands except per share data)

	For the three months
	ended March 31,
	2008	2007
Interest Income:
Interest and fees on loans	$12,091	$9,816
Investment securities	656	448
Federal funds sold and commercial paper	67	31
Time certificates of deposit	3	8

Total interest income	12,817	10,303

Interest Expense:
Now accounts	93	28
MMDA accounts	1,282	667
Savings accounts	131	24
Time deposits of $100 or more	680	209
Other time deposits	900	1,212
Other borrowed funds	611	1,129

Total interest expense	3,697	3,269

Net interest income before provision for possible loan losses	9,120	7,034

Provision for loan losses	240	140

Net interest income after provision for loan losses	8,880	6,894

Non-Interest Income:
Service charges on deposit accounts	772	613
Other income	667	618

Total non-interest income	1,439	1,231

Non-Interest Expense:
Salaries and employee benefits	4,225	3,250
Occupancy and equipment	1,139	715
Other expenses	2,256	1,729

Total non-interest expenses	7,620	5,694

Income before provision for income taxes	2,699	2,431

Provision for applicable income taxes	1,024	921

Net income	$1,675	$1,510

Earnings Per Share:
Basic	$0.22	$0.23
Fully diluted	$0.21	$0.22

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
March 31, 2008 and 2007
(amounts in thousands except shares outstanding)

						Accumulated
	Common Stock		Additional			Other	Total
	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income	Equity
Balance, December 31, 2007	7,317,932	$43,996	$672		$24,598	$184	$69,450
Exercise of stock options (including $58 excess tax benefit from exercise of stock options)	17,287	138					138
5% Stock Dividend to be distributed May 16, 2008	366,811	4,677			(4,677)		-
Cash dividends - $0.08 per share					(587)		(587)
Share-based compensation expense			113				113
Issuance of restricted stock awards	1,000						-
Comprehensive income:
Net income				$1,675	1,675		1,675
Unrealized security holding gains						179	179
(net of $125 tax)				179
Total comprehensive income				$1,854

Balance, March 31, 2008	7,703,030	$48,811	$785		$21,009	$363	$70,968

Balance, December 31, 2006	6,345,639	$29,247	$336		$19,809	$80	$49,472
Exercise of stock options (including $338 excess tax benefit from exercise of stock options)	64,190	555					555
Cash dividend - $0.08 per share					(510)		(510)
Share-based compensation expense			92				92
Issuance of restricted stock awards	1,000
Stock repurchased
Comprehensive income:
Net income				$1,510	1,510		1,510
Unrealized security holding gains
(net of $31 tax)				46		46	46
Total comprehensive income				$1,556

Balance, March 31, 2007	6,410,829	$29,802	$428		$20,809	$126	$51,165

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar amounts in thousands)

	For the three months
	ended March 31,
	2008	2007
Net Income	$1,675	$1,510
Other comprehensive income before taxes:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	304	77

Total other comprehensive income before taxes	304	77

Income tax (expense) related to items in comprehensive income	(125)	(31)

Total other comprehensive income, net of taxes	179	46

Comprehensive income	$1,854	$1,556

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	For the three month periods
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,675	$1,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271	265
Provision for possible loan losses	240	140
Amortization of premiums/discounts on investment securities, net	(25)	(21)
Federal Home Loan Bank stock dividends received	(41)	(30)
Amortization of intangible assets	215	89
Share-based compensation expense	113	92
(Increase) in loans held for sale	(1,857)	(3,536)
Net (increase) in bank owned life insurance	(97)	(93)
Decrease/(increase) in deferred tax asset	6	(835)
Increase/(decrease) in other assets	(278)	175
(Decrease)/increase in other liabilities	(241)	1,292
Excess tax benefit related to share-based compensation expense	(58)	(338)

NET CASH (USED) IN OPERATING ACTIVITIES	(77)	(1,290)

Cash flows from investing activities:
Purchase of available-for-sale securities	(9,923)	-
Proceeds from principal reductions and maturities of available-for-sale mortgage backed securities	1,976	923
Maturities and calls of available-for-sale securities	1,003	-
Purchase of Federal Home Loan Bank stock	(316)	(705)
Purchase of life insurance policies	(400)	-
(Increase) in loans, net	(26,620)	(21,257)
Net allowance for loan and lease loss recoveries	-	92
Purchase of property, premises and equipment, net	(159)	(235)

NET CASH (USED) IN INVESTING ACTIVITIES	(34,439)	(21,182)

Cash flows from financing activities:
(Decrease)/increase in deposits, net	(54,353)	24,491
Increase in Federal Home Loan Bank borrowing	68,505	10,000
Increase in repurchase agreements	281	23
Excess tax benefit related to share-based compensation expense	58	338
Proceeds from exercise of stock options	80	217
Cash dividends paid	(587)	(510)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,984	34,559

Net (decrease)/increase in cash and cash equivalents	(20,532)	12,087

Cash and cash equivalents, beginning of period	46,419	23,034

Cash and cash equivalents, end of period	$25,887	$35,121

Supplemental disclosures of cash flow information:
Interest paid	$3,922	$3,126

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
Notes To Consolidated Financial Statements (Un-Audited)
March 31, 2008

Note 1. Consolidated Financial Statements

The accompanying un-audited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2007 annual report filed on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trusts II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain amounts in the consolidated financial statements for the year ended December 31, 2007 and the three months ended March 31, 2007 may have been reclassified to conform to the presentation of the consolidated financial statements in 2008.

On October 12, 2007 the Company acquired Business First National Bank (“Business First”). Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of the Company. The consideration paid for Business First was approximately $19.5 million, consisting of approximately 75% common stock and 25% cash. Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash. Upon the acquisition of Business First, the Company issued 850,213 shares of Heritage Oaks Bancorp common stock and approximately $5.1 million in cash to the former shareholders of Business First. Upon the date of the acquisition, the Company added approximately $160.5 million in assets and approximately $133.4 million in deposits. The financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2008 reflect the acquisition of Business First.

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

Note 2. Investment Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis. Premiums and discounts are amortized or accreted using the interest method over the lives of the related securities.

The following table sets forth the amortized cost and fair values of investment securities available for sale at March 31, 2008 and December 31, 2007:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$2,672	$45	$(3)	$2,714
Mortgage-backed securities	34,727	224	(157)	34,794
Obligations of state and political subdivisions	16,704	585	(77)	17,212
Other securities	109	-	-	109

Total	$54,212	$854	$(237)	$54,829

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$3,674	$12	$(6)	$3,680
Mortgage-backed securities	26,793	71	(206)	26,658
Obligations of state and political subdivisions	16,667	478	(36)	17,109
Other securities	109	-	-	109

Total	$47,243	$561	$(248)	$47,556

At March 31, 2008, the fair value of the securities portfolio was approximately $54.8 million. This, when compared to the $47.6 million reported at December 31, 2007 represents an increase of approximately $7.2 million. The change in the fair value of the portfolio can be attributable to purchases of securities in the approximate amount of $9.9 million as well as proceeds from principal reductions and maturities during the first quarter of 2008. At March 31, 2008, the securities portfolio had a net unrealized gain of approximately $617 thousand or $363 thousand, net of tax. This, when compared to the net unrealized gain of approximately $313 thousand or $184 thousand, net of tax the portfolio had at December 31, 2007 represents an increase in market value of approximately $304 thousand or $179 thousand, net of tax. The increase in market value of the securities portfolio during the three months ended March 31, 2008 can be attributable in large part to the dramatic decline in interest rates seen during the first quarter of this year.

Note 3. Loans And The Allowance For Loan Losses

	March 31,	December 31,
(dollars in thousands)	2008	2007

Commercial, financial and agricultural	$146,481	$146,080
Real estate - construction	143,271	118,200
Real estate - commercial	324,050	322,928
Home equity lines of credit	17,200	17,470
Installment loans to individuals	7,733	7,977
All other loans (including overdrafts)	1,125	562

Total loans, gross	639,860	613,217

Deferred loan fees	1,833	1,732
Allowance for loan losses	6,305	6,143

Total loans, net	$631,722	$605,342

Loans held for sale	$2,759	$902

Concentration of Credit Risk

At March 31, 2008, approximately $484.5 million or 75.7% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents an increase of approximately $25.9 million when compared to the $458.6 million or 74.8% reported at December 31, 2007. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk. At March 31, 2008, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $19.3 million and un-disbursed loan commitments in the approximate amount of $181.3 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the allowance for possible loan losses for the periods indicated below is as follows:

	For the three months ended		For the year ended
(dollars in thousands)	March 31, 2008	March 31, 2007	December 31, 2007

Balance at beginning of period	$6,143	$4,081	$4,081
Credit from purchase of Business First National Bank	-	-	1,381
Additions charged to operating expense	240	140	660
Loans charged off	(78)	(1)	(249)
Recoveries of loans previously charged off	-	92	270

Balance at end of period	$6,305	$4,312	$6,143

For the three months ended March 31, 2008, the Company had a net charge-off of approximately $78 thousand. During the same period ended in 2007, the Company had a net recovery of loans previously charged off in the approximate amount of $91 thousand.

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

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. The Bank accounts for problem loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three months ended March 31, 2008 is consistent with prior periods. The allowance for loan losses as a percentage of total gross loans was 0.99% and 1.00% as of March 31, 2008 and December 31, 2007, respectively. Management believes that the allowance for loan losses as of March 31, 2008 is prudent and warranted, based on information currently available.

Note 4. Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	For the three months ending
	March 31,
	2008	2007

Net Income	$1,675,107	$1,510,333
Basic	$0.22	$0.23
Diluted	$0.21	$0.22
Shares:
Basic	7,694,546	6,703,358
Diluted	7,851,831	6,936,239

On October 12, 2007, the Company issued 850,213 shares of common stock to the former shareholders of Business First National Bank. The basic and diluted shares presented in the table above for the three months ended March 31, 2008 reflect the issuance of those shares. Additionally, on April 24, 2008, the Company’s Board of Directors announced a 5% stock dividend to be paid on May 16, 2008 to shareholders of record on May 2, 2008. Share information presented in the table above has been retroactively adjusted to reflect the 5% stock dividend in March 2008.

Note 5. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and provides that the tax effects from an uncertain tax position be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained in audit by the taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48.  Management believes that all tax positions taken as of March 31, 2008 are highly certain and, accordingly, no accounting adjustments have been made to the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets forth a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS No. 157. The adoption of this standard has not had a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” SFAS No. 158, requires an employer to: (1) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The Company adopted this portion of the pronouncement effective January 1, 2007. The adoption of this portion has not had a material impact on the financial position, results of operation or cash flows of the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on the financial position of the company.

In February 2007, the FASB issued SFAS No. 159,“Establishing the Fair Value Option for Financial Assets and Liabilities.” The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted SFAS No. 159 on January 1, 2008, and chose not to measure certain eligible financial instruments at their fair values and as a result the adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 141(R) may have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company must adopt SFAS No. 160 no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 160 may have on its financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the implementation of FSP 157-1 to have a material impact on its financial position, results of operations, or cash flows. Additionally, in accordance with FSP 157-2 the Company will delay the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009 and does not expect the application to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for fiscal and interim periods after November 15, 2008 with earlier adoption encouraged. Disclosures will not be required retrospectively to prior reporting periods. The Company has elected to adopt SFAS No. 161 effective January 1, 2009. We have not yet determined the impact that the adoption of SFAS No. 161 may have on our financial position, results of operations and cash flows.

Note 6. Share-Based Compensation

As of March 31, 2008, the Company had two share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition, measurement and pro forma disclosure provisions of APB No. 25, the original provisions of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." No share-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. Additionally, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows, upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date. For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards, the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term. The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

The share-based compensation expense recognized in the condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended
	March 31,
(dollars in thousands except share and per share data)	2008	2007
Share-based compensation expense:
Stock option expense	$50	$28
Restricted stock expense	63	64

Total share-based compensation expense	113	$92

Total share-based compensation expense, net of tax	$75	$63

Diluted shares outstanding	7,851,831	6,936,239
Impact on diluted earnings per share	$0.010	$0.009

Unrecognized compensation expense:
Stock option expense	$418	$199
Restricted stock expense	736	985

Total unrecognized share-based compensation expense	$1,154	$1,184

Total unrecognized share-based compensation expense, net of tax	$712	$763

At March 31, 2008, there was a total of $418 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 1.41 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. The total unrecognized compensation expense related to restricted share awards at March 31, 2008 was $736 thousand. That expense is expected to be recognized over the next 2.9 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2008). The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. The aggregate intrinsic value of options exercised for the three month periods ended March 31, 2008 and 2007 was $142 thousand and $821 thousand, respectively.

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date period ended March 31, 2008 and 2007:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2008	463,149	$8.33
Granted	26,250	11.45
Exercised	(18,151)	4.33
Forfeited	(3,572)	5.66

Options outstanding, March 31, 2008	467,675	$8.68	4.56	$1,749

Exercisable at March 31, 2008	372,882	$7.60	3.50	$1,694

Options outstanding, January 1, 2007	455,104	$5.18
Granted	-	-
Exercised	(67,400)	3.22
Forfeited	(1,045)	10.24

Options outstanding, March 31, 2007	386,659	$5.50	3.78	$4,439

Exercisable at March 31, 2007	334,133	$4.75	3.27	$4,088

During the first quarter of 2008, 26,250 options were granted to members of the Company’s Board of Directors excluding the one inside Director. The following table presents the assumptions used in the calculation of the weighted average fair value of those options on the date of grant using the Black-Scholes options pricing model:

February
2008
Expected volatility	35.07%
Expected term (years)	10
Dividend yield	2.66%
Risk free rate	3.62%

Weighted-average grant date fair value	$3.93

Note 7. Fair Value Of Financial Instruments

Effective January 1, 2008, the Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in SFAS No. 157,“Fair Value Measurements,” which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The following provides a summary of the hierarchical levels, as defined by SFAS No. 157, used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market and that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and other instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage and loans held-for-sale.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (ABS), highly structured or long-term derivative contracts and certain collateralized debt obligations (CDO) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

Fair Value Measurements

The Company used the following methods and significant assumptions to estimate fair value:

•	Securities

The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized exchanges or matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the security’s relationship to other benchmark quoted securities.

•	Loans Held For Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

•	Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3. At March 31, 2008, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale investment securities	$10,243	$43,847	$739	$54,829

Total assets measured on a recurring basis	$10,243	$43,847	$739	$54,829

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the quarter ended March 31, 2008:

Available For
Sale Investment
(dollars in thousands)	Securities

Beginning balance	$712
Total gains or losses (realized/unrealized)(1):
Included in earnings	-
Included in other comprehensive income	27
Purchases	-
Transfers in and/or out of Level 3	-

Ending balance	$739

(1) Realized or unrealized gains from the changes in values of Level 3 financial instruments represent gains from changes in values of financial instruments only for the period(s) in which the instruments were classified as Level 3.

The assets presented under level 3 of the fair value hierarchy described in SFAS No. 157 represent available for sale investment securities in the form of certificates of participation where an active market for such securities is not currently available.

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Impaired loans	$-	$1,544	$-	$1,544
Loans held for sale	-	2,759	-	2,759

Total assets measured on a non-recurring basis	$-	$4,303	$-	$4,303

In addition to the assets presented in the table above, the Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as Goodwill. These assets are recorded at fair value initially and assessed for impairment periodically thereafter. During the fiscal year ended December 31, 2007, the carrying amount of goodwill assets were compared to their fair value. No change in carrying amount resulted in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Additionally, the Company has certain other loans that are measured at fair value on a non-recurring basis such as loans that were acquired in the acquisition of Business First National Bank.

Note 8. Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, the recent downturn in the California real-estate market, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism (Refer to the Company’s December 31, 2007 10K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is an analysis of the results of operations and financial condition of the Company for the periods ending March 31, 2008 and 2007. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

The Company

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Bank"), a 15 branch bank serving San Luis Obispo and Santa Barbara Counties. In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

On October 12, 2007, the Company acquired Business First National Bank (“Business First”). Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of the Company. In connection with the acquisition, two additional branches were added to the Bank’s network. For additional information regarding this acquisition, please see Note 1 to the consolidated financial statements filed on this Form 10-Q as well as Note 22 to the consolidated financial statements of the Company’s 2007 annual report, which was filed on Form 10-K.

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

Executive Summary And Recent Developments

Earnings and Financial Condition Overview

For the three months ended March 31, 2008, the Company earned $1.7 million or $0.21 per diluted share. This, when compared to the $1.5 million or $0.22 per diluted share the Company earned in the same period a year ago, represents an increase in net income of approximately $0.2 million or 10.9%. The year over year decline in diluted earnings per share can be attributed to shares the Company issued during the fourth quarter of 2007 in connection with the acquisition of Business First. For additional information related to the Company’s 2007 acquisition of Business First, see Note 1 to the consolidated financial statements filed on this Form 10-Q as well as Note 22 to the consolidated financial statements of the Company’s 2007 annual report filed on Form 10-K. Additionally, when viewing data as of and for the period ended March 31, 2008, it is important to consider that Business First was acquired on October 12, 2007. Therefore, the Company’s financial position and results of operations will not reflect the acquisition as of and for the period ended March 31, 2007.

The following provides financial highlights as of and for the three months ended March 31, 2008:

•
Total interest income increased approximately $2.5 million or 24.4% over the same period ended a year earlier. This can be attributed to higher loan balances in connection with the acquisition of Business First as well as organic loan growth. At March 31, 2008, gross loan balances were approximately $173.6 million higher than a year ago, of which approximately $159.4 million can be attributed to the acquisition of Business First.

•
Interest expense increased approximately $0.4 million or 13.1% over the same period ended a year earlier. The modest increase in interest expense can be attributable to higher deposit balances on a year over year basis in the approximate amount of $145.4 million, primarily as a result of the acquisition of Business First, and from promotions the Bank had in place for the majority of 2007 designed to attract lower cost sources of funding. However, the dramatic decline in the overnight Fed Funds rate from late in the third quarter of 2007 has led the Bank to significantly re-price its deposits, resulting in only a slight increase in interest expense year over year.

•	Net interest income increased approximately $2.1 million or 29.7% from the same period ended a year earlier due in large part to the items mentioned above.

•
Non-interest income increased approximately $0.2 million or 16.9% from the same period ended a year earlier, which is largely attributable to increases in services charges on deposit accounts stemming from the additional deposit relationships the Bank obtained during 2007 as well as the acquisition of Business First.

•
Non-interest expenses increased approximately $1.9 million or 33.8% from the same period ended a year earlier. The increase in this category can be attributable in large part to higher salaries and employee benefits stemming from branch expansion and additional staff in the first quarter of 2008 from the acquisition of Business First necessary to assist in the integration of the two banks. Additionally, higher occupancy and equipment expenses contributed to the increase within this category as a result of branch expansion and the acquisition of Business First.

•
At March 31, 2008, the acquisition of Business First accounts for the addition of nearly $160.5 million in assets along with approximately $13.8 million in equity over that which was reported at March 31, 2007. Because of this, return on average assets was 0.91% in the first quarter of 2008 compared to 1.10% in the first quarter of 2007. Return on average equity was 9.55% for the first quarter compared to 12.10% in the first quarter a year ago. The pro forma for the acquisition of Business First forecast the transaction to be accretive to earnings per share by the end of 2008.

•
The Company’s net interest margin for the first quarter of 2008 was 5.33%, this when compared to the 5.66% the Company reported for the same period ended a year earlier, represents a decline of approximately 33 basis points. The decline in the net interest margin on a year over year basis can be attributed to significantly higher interest earning assets stemming from the Business First acquisition and organic loan growth in conjunction with an approximate 78 basis point decline in the yield earned on those assets, resulting from the dramatic decline in interest rates previously mentioned.

•
For the three months ended March 31, 2008 the Company’s operating efficiency ratio was 72.17%. This, when compared to the 68.89% the Company reported for the same period ended a year earlier, represents an increase of approximately 328 basis points. The year over year increase in the efficiency ratio can be attributed in large part to the increases in non-interest expenses previously mentioned.

At March 31, 2008, total assets were $761.2 million. This represents an increase of approximately $15.7 million or 2.1% when compared to the $745.6 million reported at December 31, 2007.

•	Net loan balances were $631.7 million at March 31, 2008. This, when compared to the $605.3 million reported at the end of 2007, represents an increase of approximately $26.4 million or 4.4%.

•
Total deposit balances were $590.5 million at March 31, 2008, which represents a decline of approximately $54.4 million or 8.4% from the $644.8 million reported at December 31, 2007. The year to date decline in deposit balances can be attributable in large part to the dramatic decline in interest rates seen during the first quarter of 2008 as well as approximately $10.7 million related to the call of brokered certificates of deposit during the quarter, which were at an average rate of 5.4%. As the Bank moved to match the declines in the overnight Fed Funds rate made by the Federal Open Market Committee (“FOMC”), we experienced declines in deposit balances, particularly with respect to non-core promotional deposit products. The decrease in certificates of deposit was by design in that there was more than ample availability of FHLB borrowing at an average rate nearly 150 basis points less than market rates on the certificates of deposit.

•
Federal Home Loan Bank and other borrowings were $71.5 million at March 31, 2008. When compared to the $8.0 million reported at the end of 2007, this represents an increase of approximately $63.5 million. The large increase in wholesale borrowing is attributed in large part to the decline in deposit balances mentioned above.

•	At March 31, 2008, the allowance for loan losses stood at $6.3 million. As a percentage of total gross and non-accruing loan balances, the allowance for loan losses was 0.99% and 408.4%, respectively.

Recent Developments

As part of its announced program to pro-actively manage loan deterioration in the current economic environment, Management is continuing its assessment of loans that are collateralized by real estate, specifically construction and land loans, for signs of credit weakness and/or deterioration in underlying collateral value. At this time, in addition to the loans reported as non-performing for the period ending March 31, 2008, Management has identified 6 spec construction loans that exhibit signs of deterioration including cost over-runs, declining values and lack of borrower/guarantor liquidity. These loans plus four other loans that are collateralized by real estate total approximately $11.0 million and are being placed on non-accrual status as of May 9, 2008. The spec construction loans are being monitored closely for completion and sale of each residence. New appraisals have been ordered on all of the properties to determine the current fair market value, however, in the interim Management has performed an evaluation predicated on the original appraisals, reducing them by 20% and estimating an additional 8% for sale costs for each loan. After this preliminary analysis, it has been determined that there is potential impairment of approximately $630 thousand on these loans for which a valuation allowance was created on May 8, 2008. Analysis of fair value has been completed on the $1.5 million non-performing loans that were reported as of March 31, 2008 and the Bank has charged off one loan in full at a total of approximately $290 thousand. The reduction in the reserve for loan loss is being off-set by additional provisions that have occurred subsequent to the results of the first quarter of 2008 during the month of April 2008. During April 2008, a loan loss provision of $375 thousand was made and the Bank also received a recovery of approximately $101 thousand from a loan charge off in 2005. The Bank continues to remain well capitalized.

On October 12, 2007, the Company acquired Business First National Bank (“Business First”). Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of Heritage Oaks Bancorp. The consideration paid for Business First was approximately $19.5 million, consisting of approximately 75% common stock and 25% cash. Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash. Upon the acquisition, the Company issued 850,213 shares of common stock and $5.1 million in cash to the former shareholders of Business First. For additional information regarding the acquisition of Business First, see Note 1 tothe consolidated financial statements filed on this Form 10-Q as well as Note 22 to the consolidated financial statements of the Company’s 2007 annual report filed on Form 10-K.

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

On May 11, 2007 the Company entered into a material definitive agreement to sell four of the Bank’s properties to First States Group, L.P. (“First States”) in a sale/leaseback transaction for $12.8 million. In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility under which the Bank will continue to utilize the properties for the normal course of business. Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term. Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms. As of March 31, 2008, the Bank makes monthly payments in the aggregate amount of $75 thousand to lease these facilities.

In connection with the sale of the properties mentioned, the Bank will recognize a gain of approximately $3.4 million. This gain will be recognized over a fifteen year period in accordance with SFAS No. 13 “Accounting For Leases.” For the three months ended March 31, 2008, the Bank recognized a gain of approximately $57 thousand and $34 thousand, net of tax, related to the sale-leaseback transaction. This gain was recorded as an offset to rental expense for the period mentioned. In addition to deferring the gain on sale, the Bank recorded an income tax liability and a deferred tax asset in the approximate amounts of $1.4 million, directly related to the deferred gain on sale.

On April 23, 2007 the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly-owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus accrued and unpaid interest as of the Redemption Date. The Company paid $0.4 million for the standard interest payment due April 22, 2007, plus a payment of $8.2 million for the principal amount to be redeemed on that date. These amounts were funded from the Company’s general corporate reserves. As a result of the redemption of the securities the Company held associated with Heritage Oaks Capital Trust I, the Trust was dissolved on June 1, 2007.

Stock Repurchases And Dividends

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock. As of March 31, 2008, the Company repurchased 53,500 shares of its common stock under the current plan. No repurchases were made during the first quarter of 2008.

On April 24, 2008, the Board of Directors declared a 5% stock divided to be paid on May 16, 2008 to shareholders of record on May 2, 2008. The Company has retroactively adjusted the consolidated financial statement to reflect this dividend in March 2008. This stock dividend represents a change in the form of dividend payment to the Company’s shareholders away from cash dividends in order to retain the Company’s capital for future growth.

On January 24, 2008, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 15, 2008 to shareholders of record on February 1, 2008.

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

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended
(dollars in thousands except share data)	03/31/08	12/31/07	09/30/07	06/30/07	03/31/07	12/31/06	09/30/06	06/30/06

Return on average assets	0.91%	1.11%	1.12%	1.25%	1.10%	1.24%	1.33%	1.38%

Return on average equity	9.55%	11.65%	12.09%	13.84%	12.10%	13.64%	14.43%	14.37%

Average equity to average assets	9.48%	9.49%	9.27%	9.02%	9.07%	9.11%	9.25%	9.59%

Net interest margin	5.33%	5.33%	5.44%	5.56%	5.66%	5.77%	6.02%	6.06%

Efficiency ratio*	72.17%	67.26%	66.89%	64.32%	68.89%	67.12%	65.31%	64.34%

Average loans to average deposits	103.64%	96.40%	95.79%	103.52%	108.23%	105.03%	97.15%	94.37%

Net Income	$1,675	$1,978	$1,628	$1,800	$1,510	$1,649	$1,733	$1,673

Earnings Per Share:
Basic	$0.22	$0.26	$0.24	$0.27	$0.23	$0.25	$0.26	$0.25
Diluted	$0.21	$0.25	$0.23	$0.26	$0.22	$0.24	$0.25	$0.24
Outstanding Shares:
Basic	7,694,546	7,682,730	6,796,286	6,754,321	6,703,358	6,673,239	6,668,263	6,654,598
Diluted	7,851,831	7,887,206	7,013,070	7,027,090	6,936,239	6,928,273	6,924,357	7,004,489

* The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services. The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County) and the City of Santa Barbara totaled approximately 260,000 and 92,000 and 90,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches also contribute largely to the local economy. The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, has historically experienced a more stable level of economic activity when compared to many other areas of California.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2007 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K.

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

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties. Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses. See also Note 3 to the consolidated financial statements for further discussion on Allowance for Loan Losses.

•	Securities Available for Sale

The fair values of most securities that are designated available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

•	Goodwill and Other Intangible Assets

As discussed in the 2007 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K, we assess goodwill and other intangible assets each year for impairment. This assessment involves a “carrying amount comparison” that compares the fair value of the reporting unit to its carrying value (stated shareholders’ equity, including goodwill). If the carrying value of a reporting unit materially exceeds its fair value, the Company would be required to take a charge against earnings to write down the assets to the lower value. The Company determined that there was no impairment at December 31, 2007.

Results Of Operations

The Company’s earnings are highly influenced by changes in short term interest rates. The nature of the Company’s balance sheet can be summarily described as of short duration and asset sensitive. The balance sheet is of short duration because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and Prime interest rates. This was evidenced during the first quarter of 2008, as the FOMC cut the overnight Federal Funds rate by 200 basis points. The result was declines in interest income and interest expense from that reported for the three months ended December 31, 2007. The Company has historically been asset sensitive, primarily due to its large volume of non-interest bearing demand deposit accounts which effectively never re-price. Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and, conversely, a reduction in short term interest rates will result in reduced net interest margin. However, during 2007, the Bank engaged in promotional activities designed to attract lower cost core deposits. As a result of these promotions, the Bank’s balance of floating rate money market accounts increased dramatically. This proved to be beneficial to the Bank during the first quarter of 2008, as the Bank had the ability to re-price those funds in conjunction with the moves in interest rates made by the FOMC, allowing the Bank to maintain its net interest margin on a quarter over quarter basis.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three months ended March 31, 2008 and 2007 reflect the impact of a rising rate environment that covered the majority of 2004 through the third quarter of 2007 as well as a dramatic decline in interest rates from the fourth quarter of 2007 through the first quarter of 2008.

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

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three month period ended March 31, 2008 over the same period ended in 2007, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates.

	For the three months ended March 31, 2008 over 2007
(dollars in thousands)	Volume	Rate	Total
Interest Income:
Loans (1)	$3,143	$(868)	$2,275
Investment securities taxable	173	25	198
Investment securities non-taxable (2)	11	(4)	7
Taxable equivalent adjustment (2)	(3)	1	(2)
Interest-bearing deposits	-	-	-
Federal funds sold	42	(6)	36

Net increase (decrease)	3,366	(852)	2,514

Interest Expense:
Savings, now, money market	720	66	786
Time deposits	285	(126)	159
Other borrowings	(120)	(287)	(407)
Long term borrowings	(56)	(54)	(110)

Net increase (decrease)	829	(401)	428

Total net increase (decrease)	$2,537	$(451)	$2,086

(1)  Loan fees of $355 and $288 for the three months ending March 31, 2008 and 2007 respectively.
(2)  Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2008 and 2007. The average balance of non-accruing loans has been included in loan totals.

	For the three months ending March 31, 2008			For the three months ending March 31, 2007
(dollars in thousands)	Balance	Rate (4)	Income/ Expense	Balance	Rate (4)	Income/ Expense
Interest Earning Assets:
Investments with other banks	$330	3.66%	$3	$318	3.83%	$3
Investment securities taxable	38,144	4.99%	473	24,216	4.61%	275
Investment securities non-taxable	17,122	4.30%	183	16,652	4.34%	178
Federal funds sold	8,013	3.36%	67	2,411	5.21%	31
Loans (1) (2)	623,981	7.79%	12,091	460,825	8.64%	9,816
Total interest earning assets	687,590	7.50%	12,817	504,422	8.28%	10,303

Allowance for possible loan losses	(6,204)			(4,180)
Other assets	62,769			57,629
Total assets	$744,155			$557,871

Interest Bearing Liabilities:
Savings/NOW/money market	303,903	1.99%	1,506	158,745	1.84%	720
Time deposits	154,040	4.13%	1,580	125,973	4.57%	1,421
Other borrowings	45,675	3.10%	352	57,241	5.32%	751
Federal funds purchased	4,209	3.44%	36	3,128	5.70%	44
Long-term debt	13,403	6.69%	223	16,496	8.19%	333
Total interest-bearing liabilities	521,230	2.85%	3,697	361,583	3.67%	3,269
Demand deposits	144,108			141,073
Other liabilities	8,247			4,612
Stockholders' Equity:
Common stock	44,036			29,338
Additional paid in capital	711			371
Retained earnings	25,703			20,825
Valuation allowance investments	120			69
Total stockholders' equity	70,570			50,603

Total liabilities and stockholders' equity	$744,155			$557,871

Net interest income			$9,120			$7,034
Net interest margin (3)		5.33%			5.66%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $352 and $288 for the three months ending March 31, 2008 and 2007, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Rate is annualized using actual number of days in period.

The tables below set forth changes for the three months ending March 31, 2008 compared to the same period in 2007 for average interest earning assets and their respective average yields.

	Average Balance for the three months ending March 31,		Variance		Average Yield for the three months ending March 31,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Time deposits with other banks	$330	$318	$12	3.77%	3.66%	3.83%	-0.17%
Investment securities taxable	38,144	24,216	13,928	57.52%	4.99%	4.61%	0.38%
Investment securities non-taxable	17,122	16,652	470	2.82%	4.30%	4.34%	-0.04%
Federal funds sold	8,013	2,411	5,602	232.35%	3.36%	5.21%	-1.85%
Loans (1) (2)	623,981	460,825	163,156	35.41%	7.79%	8.64%	-0.85%

Total interest earning assets	$687,590	$504,422	$183,168	36.31%	7.50%	8.28%	-0.78%
(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $355 and $288 for the three months ending March 31, 2008 and 2007, respectively have been included in the interest income computation.

As of March 31, 2008, total earning assets were approximately $183.2 million higher than when reported a year earlier. The primary factor for the increase in interest earning assets can be attributed to the acquisition of Business First, organic loan growth, and the purchase of approximately $9.9 million in investment securities during the first quarter of 2008. At March 31, 2008, approximately $149.8 million of the increase in interest earning assets can be attributable to the acquisition of Business First. Additionally, the Company continues to increase the loan portfolio organically with continued market penetration by a team of seasoned loan officers. Additions to the loan portfolio for the three months ending March 31, 2008 were achieved under the Company’s established loan policy.

For the three month period ended March 31, 2008, the average yield on loans was 7.79%. This represents a decline of 85 basis points from the 8.64% reported for the same period ended a year earlier. As conditions in the credit markets have worsened over the last six months, the FOMC has moved to cut the overnight Fed Funds rate in aggregate by 300 basis points since late in the third quarter of 2007. This has had a direct impact in the average yield of the loan portfolio, as corresponding declines in the Prime rate have brought yields in the portfolio down. The decline in the average yield of the loan portfolio is the primary contributory factor in the 78 basis point decline in the average yield of interest earning assets on a year over year basis. See also “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for additional discussion.

The taxable investment portfolio gained in average yield due in part to additions to the securities portfolio during the first quarter of 2008 at slight discounts relative to the price history of those assets.

The tables below set forth changes for the three months ending March 31, 2008 compared to the same period in 2007 for average interest bearing liabilities and the respective average rates paid.

	Average Balance for the three months ending March 31,		Variance		Average Rate for the three months ending March 31,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Savings/NOW/money market	$303,903	$158,745	$145,158	91.44%	1.99%	1.84%	0.15%
Time deposits	154,040	125,973	28,067	22.28%	4.13%	4.57%	-0.44%
Other borrowings	45,675	57,241	(11,566)	-20.21%	3.10%	5.32%	-2.22%
Federal funds purchased	4,209	3,128	1,081	34.56%	3.44%	5.70%	-2.26%
Long term debt	13,403	16,496	(3,093)	-18.75%	6.69%	8.19%	-1.50%

Total interest-bearing liabilities	$521,230	$361,583	$159,647	44.15%	2.85%	3.67%	-0.82%

At March 31, 2008 the balance of average interest bearing liabilities was approximately $159.6 million higher than when reported a year earlier. The primary factor contributing to the increase was the acquisition of Business First as well as promotions the Bank engaged in during the majority of 2007 and early 2008 designed to attract lower cost core deposits. This is evidenced by the $145.2 million or 91.4% increase in Savings, NOW and Money Market account balances. Of this increase, approximately $54.1 million can be attributed to core deposit balances the Bank obtained in the acquisition of Business First.

At March 31, 2008 and 2007, the average balance of floating rate deposits represented approximately 66.4% and 55.8%, respectively, of total interest bearing deposit accounts. The increase in floating rate deposit balances allowed the Bank to re-price its interest bearing deposits more rapidly in conjunction with the moves in interest rates made by the FOMC during the first quarter of 2008, which was a contributing factor in maintaining the net interest margin at 5.33% on a quarter over quarter basis.

The average rate paid on floating rate core deposit balances increased for the three months ended March 31, 2008 but was off-set by lower costs for other interest bearing liabilities. These factors contributed to the overall 82 basis point net decrease in funding costs.

Non-Interest Income

The tables below set forth changes for the three months ending March 31, 2008 compared to the same period in 2007 for non-interest income.

	For the three months ended March 31,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Service charges on deposit accounts	$772	$611	$161	26.4%
ATM/Debit Card transaction/interchange fees	209	176	33	18.8%
Bancard	43	58	(15)	-25.9%
Mortgage origination fees	166	149	17	11.4%
Earnings on cash surrender value life insurance	112	106	6	5.7%
Other	137	131	6	4.6%

Total non-interest income	$1,439	$1,231	$208	16.9%

For the three months ended March 31, 2008 compared to the same period ended a year earlier, non-interest income was approximately $208 thousand or 16.9% higher. As evidenced in the table above, the primary factor behind the overall increase in non-interest income can be attributed to higher service charges on deposit accounts. Of the increase in this category, approximately $135 thousand can be attributed to the acquisition of Business First. The additional deposit relationships obtained resulting from the promotional activities the Bank engaged in during the majority of 2007 and early 2008 have also contributed to the year over year increase within this category.

The primary factor behind the year over year increase in debit card interchange income can be attributed to the acquisition of Business First, the additional accounts the Bank added over the prior year related to promotional activities, and a stronger emphasis being placed on customer debit card usage.

The decline in Bancard revenues for the three months ended March 31, 2008 compared to the same period ended a year earlier can be attributed to lower merchant transaction volumes during the first quarter.

For the three months ended March 31, 2008, mortgage origination fee income was approximately $17 thousand or 11.4% higher than that reported for the same period a year earlier. Since the fourth quarter of 2007, the Bank has moved to strengthen the origination team with additional high quality, seasoned professionals, which have contributed to the year over year increase we have seen in mortgage origination volumes. Additionally, the decline in interest rates on a year over year basis has contributed to higher volumes, as more and more home owners seek to re-finance.

The table below illustrates the change in the number and total dollar volume of mortgage loans originated during the three months ended March 31, 2008 compared to the same period ended in 2007.

	For the three months ended March 31,
(dollars in thousands)	2008	2007	Variance
Dollar volume	$16,404	$15,143	8.3%

Number of loans	45	41	9.8%

Non-Interest Expenses

The tables below set forth changes for the three months ending March 31, 2008 compared to the same period in 2007 for non-interest expense.

	For the three months ended March 31,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Salaries and employee benefits	$4,225	$3,250	$975	30.0%
Occupancy and equipment	1,139	715	424	59.3%
Data processing	654	533	121	22.7%
Advertising and promotional	247	214	33	15.4%
Regulatory fees	108	28	80	285.7%
Other professional fees and outside services	286	334	(48)	-14.4%
Legal fees and other litigation expense	37	28	9	32.1%
Loan department costs	32	42	(10)	-23.8%
Stationery and supplies	119	94	25	26.6%
Director fees	78	74	4	5.4%
Core deposit intangible amortization	215	88	127	144.3%
Other	480	294	186	63.3%

Total non-interest expense	$7,620	$5,694	$1,926	33.8%

•	Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three months ending March 31, 2008 over the same period ended in 2007. The primary factor driving the increase within this category can be attributed to the acquisition of Business First. Of the year over year increase within this category, approximately $622 thousand can be attributed to acquired staff costs. Additionally, the Bank opened a new full service branch in the town of San Miguel, which has also contributed to the increase within this category.

•	Occupancy and Equipment

Expenses related to occupancy and equipment increased significantly for the three months ended March 31, 2008 when compared to the same period ended a year earlier. During the second quarter of 2007, the Bank sold four of its properties in a sale-leaseback transaction. While this contributed significantly to the year over year increase in occupancy and equipment expenses, the Bank benefited by providing approximately $12.8 million in additional liquidity that was invested in earning assets. Additionally, the addition of two branches related to the acquisition of Business First contributed to the increase with this category. For the three months ended March 31, 2008 the additional expense incurred within this category attributable to Business First was approximately $214 thousand. As previously mentioned, the Bank opened a new Branch in the town of San Miguel, which has also contributed to the increase within this category.

•	Data Processing

Expenses within this category increased approximately $121 thousand or 22.7% for the three months ended March 31, 2008 when compared to the same period ended a year earlier. The primary factor behind the increase within this category can be attributed to higher transaction processing volumes related to the acquisition of Business First.

•	Other Professional Fees and Outside Services

Other professional fees and outside service expenses decreased by $48 thousand for the quarter ended March 31, 2008 when compared to the same period ended a year earlier. The decline in expense within this category can be attributed to slightly lower audit fees as well as a reduction in the expense associated with services the Bank out-sources for certain clients.

•	Advertising and Promotional

For the three months ended March 31, 2008 expenses within this category increased approximately $33 thousand or 15.4% from that reported for the same period ended a year earlier. The increase in advertising and promotional expenses can be attributed in part to the promotional activities the Bank has engaged in designed to attract lower cost core deposit balances.

•	Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First the Company booked CDI in the approximate amount of $3.8 million. The remaining balance of this intangible will be amortized over a six year period. For the three month period ended March 31, 2008 CDI amortization was approximately $127 thousand higher than when reported for the same period ended in 2007. This increase can be attributed to the additional CDI booked in conjunction with the Business First acquisition.

•	Provision for Income Taxes

The provision for income taxes was 37.9% for both the three month periods ended March 31, 2008 and 2007.

Financial Condition Analysis

At March 31, 2008 total assets were $761.2 million compared to $745.6 million at December 31, 2007. This represents an increase of $15.7 million or approximately 2.1%. During the first quarter of 2008, the Bank saw loan growth in the approximate amount of $26.6 million. The majority of the increase in loan balances can be attributed to increases in the construction and land segment of the portfolio.

The Bank also saw a dramatic decline in deposit balances during the first three months of 2008 and consequently lower balances of Federal Funds sold and higher balances of Federal Home Loan Bank borrowing. The large decline in the overnight Fed Funds rate during the first quarter prompted the Bank to reduce the rate paid on its interest bearing deposits and as a result total deposit balances declined approximately $54.4 million or 8.4% from the balance reported at December 31, 2007.

Loans

At March 31, 2008, total gross loan balances were $639.9 million. This represents an increase of approximately $26.6 million or 4.3% from the balance reported at December 31, 2007. The primary factor behind the year to date increase in total gross loans can be attributed to higher construction and land loan balances in the approximate amount of $25.1 million. Additionally, the higher commercial real-estate loan balance contributed to the overall increase in loan balances.

The table below sets forth changes from December 31, 2007 to March 31, 2008 for the composition of the loan portfolio:

	March 31,	December 31,	Variance
(dollars in thousands)	2008	2007	dollar	percentage

Commercial, financial and agricultural	$146,481	$146,080	$401	0.27%
Real estate - construction	143,271	118,200	25,071	21.21%
Real estate - commercial	324,050	322,928	1,122	0.35%
Home equity lines of credit	17,200	17,470	(270)	-1.55%
Installment loans to individuals	7,733	7,977	(244)	-3.06%
All other loans (including overdrafts)	1,125	562	563	100.18%

Total loans, gross	639,860	613,217	26,643	4.34%

Deferred loan fees	1,833	1,732	101	5.83%
Reserve for possible loan losses	6,305	6,143	162	2.64%

Total loans, net	$631,722	$605,342	$26,380	4.36%

Loans held for sale	$2,759	$902	$1,857	205.88%

•	Commercial, Financial and Agricultural

Commercial, financial and agricultural loans increased $0.4 million or 0.3% for the three months ended March 31, 2008. New loans within this category consist primarily of numerous credit lines and term loans ranging from $0.1 to $1.0 million. These loans were made to medical groups, contractors, hotel operators, farmers and other businesses located throughout our market area.

•	Real-Estate Construction

Loans within this category increased $25.1 million or 21.2% from the year ended December 31, 2007. New loans made within this category consist of two loans for residential tract developments in the aggregate amount of $13.9 million. These projects are located in the California Central Valley in Kern County. One project is approved for 314 single family lots. This project, located in Bakersfield, California, has also been approved for approximately 8.6 acres of commercial development and 13.5 acres for recreational purposes. This project was funded in the first quarter of 2008 and has an approximate loan to value of 50.0%. The second project, located in McFarland, California, consists of 17 finished homes, 38 finished lots and is the only new housing development in its area. The purpose of the project is to provide affordable housing to a market that generally consists of renters. This loan funded in March 2008 and the borrowers have subsequently sold two of the finished homes and the loan has been reduced by $740 thousand. The borrowers are actively marketing the remaining homes and anticipate sales to occur at a rate of two homes per month through 2008. The current loan to value on this project is 67.0%. As of March 31, 2008, both of these loans are performing. Additional loans made within this category during the first quarter of 2008 include: a loan made for mixed use development, a new hotel project, two separate loans for the construction of commercial office space and other real-estate construction loans all totaling $22.0 million in new funding, as well as numerous other smaller projects. Additionally, during the second half of 2007, several large construction loans were made and these continue to be funded. Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

The Bank presently has a concentration of loans in the category of construction / land in the amount of $143.3 million, which represents 224.2% of the Bank’s Tier I capital. Of this, approximately $15.0 million are owner occupied, thus the concentration is 200.7% net of owner occupied. Un-disbursed commitments within this category total approximately $57.3 million and when combined with disbursed represent 313.2% of the Bank’s Tier I Capital, with $18.4 million owner occupied. At March 31, 2008 there were 87 construction loans with balances and remaining commitments of approximately $88.5 million and $51.7 million, respectively. The single largest construction loan has an original commitment of $10.9 million, all of which has been disbursed as of March 31, 2008. At March 31, 2008 there were 58 land loans with an aggregate balance of approximately $54.3 million. The single largest loan is for a real-estate tract development with a commitment of $12.2 million of which approximately $10.4 million has been disbursed.

•	Real-Estate Commercial

As of March 31, 2008 loans in this category represented approximately $324.1 million of the Bank’s loan portfolio. This, when compared to the $322.9 million reported at December 31, 2007, represents an increase of approximately $1.1 million or 0.4%. During the first quarter of 2008 loans in excess of $6.0 million were paid off while new fundings of comparable amounts made. At March 31, 2008 the largest loan within this category was for a mixed use property in the amount of $5.8 million.

Hotel loans disbursed are not considered a concentration with balances of approximately $50.5 million, representing 79.0% of the Bank’s Tier I capital. There are several hotel construction loans that increase total outstanding balances to $68.5 million as well as un-disbursed commitments of approximately $15.8 million, which in aggregate represent a concentration at 131.9% of the Bank’s Tier I capital. At March 31, 2008, there were 43 hotel loans of which the single largest is a loan for $10.9 million that is still within the construction category noted above. These loans are made to clients throughout our market area and have historically performed in a satisfactory manner.

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

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days. At March 31, 2008 and December 31, 2007 mortgage correspondent loans (loans held for sale) totaled approximately $2.8 million and $0.9 million, respectively.

•	Foreign Loans

At March 31, 2008, the Bank had no foreign loans outstanding.

•	Summary of Market Condition

The local residential real-estate market came under significant pressure during 2007 and continues to remain under pressure thus far in 2008. The market was negatively impacted by rising interest rates during the majority of 2007, negative sentiment surrounding market values of real-estate, and an over supply of newly constructed homes. As more and more home owners began to see interest rate resets on adjustable rate mortgages, the number of non-performing loans and defaults began to rise in the industry as a whole. This trend has continued thus far in 2008. However, these effects were primarily felt by residential mortgage lenders, which is not the focus of the Bank. These factors eventually led to the tightening of credit and further downturn in real-estate markets. Sales of single family homes have significantly fallen year over year in the Company’s market area with recent indications showing price declines of close to 20%. The Bank continues to employ stringent lending standards and remains very selective with regard to any additional real-estate construction loans it chooses to fund. Although the lending environment has become more challenging, commercial real-estate prices in the Company’s market area remained relatively unchanged from the prior year even with slowing sales. During 2007 the demand for business and professional properties in the Company’s market area remained strong, with relatively low vacancies, competitive loan rates, and many investors seeking exchange properties. This helped to provide some insulation against a significant downturn in prices as well as the volume of sales. Demand for these properties has remained relatively unchanged thus far in 2008, however, vacancy rates, in some of the Company’s market areas, appear to be increasing with respect to retail and office segments. Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, for the last three years were: 5.5% to 6.5% in 2005, 5.0% to 6.5% in 2006, and 6.0% to 7.0% in 2007.

The Company continues to believe that the desirability of the area as well as the diversity of the loan portfolio will continue to provide some insulation against a slowdown in growth. Additionally, the Company has and will continue to monitor lending trends in order to take the appropriate steps if necessary to mitigate any material adverse impact the slowing of the single family residential and commercial real-estate markets may have on the loan portfolio overall.

The following charts give a breakdown of types of Construction/Land Loans and types of Commercial Real Estate loans as of March 31, 2008:

Non Performing Assets

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

The Bank has a non-accrual policy that requires a loan greater than 90 days past due and/or is specifically determined to be impaired to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection. When loans are placed on non-accrual status, all uncollected interest accrued is reversed from earnings. Once on non-accrual status, interest on a loan is only recognized on a cash basis and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loans may be returned to accrual status if management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. The Bank had no loans that were 90 days or more delinquent and still accruing interest at March 31, 2008. Loans on non-accrual status totaled $1.5 million and $338 thousand at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, non-performing loans consisted of twelve loans to nine clients. A description of these loans are as follows: two loans that are less than $20 thousand each are paying as agreed, one loan for approximately $255 thousand that is real estate secured has a loan to value (“LTV”) of less than 65% and is current, two loans for approximately $250 thousand that are in foreclosure with no anticipated loss, six loans for three clients with total loan balances of approximately $1.0 million are currently booked at their assessed value and are being closely monitored for any deterioration, and one government guaranteed loan of less than $14 thousand is in the process of collection on the guarantee. Interest income that would have been recognized on non-accruing loan balances if they had performed in accordance with the terms of the loans was approximately $ 31 thousand and $65 thousand at March 31, 2008 and December 31, 2007, respectively.

The following table provides a summary of non-performing assets at March 31, 2008 compared to December 31, 2007 as well as key asset quality ratios:

(dollars in thousands)	March 31, 2008	December 31, 2007

Loans delinquent 90 days or more and still accruing	$-	$-
Non-accruing loans	1,544	338

Total non-performing loans	$1,544	$338

Foreclosed collateral	-	-

Total non-performing assets	$1,544	$338

Ratio of allowance for credit losses to total gross loans	0.99%	1.00%

Ratio of allowance for credit losses to total non-performing loans	408%	1817%

Ratio of non-performing loans to total gross loans	0.24%	0.06%

Ratio of non-performing loans to total assets	0.20%	0.05%

Real-estate sales have slowed considerably over the last several months and continue to lag prior year volumes. Management acknowledges that due to negative undertones associated with the economy and real estate market, the internal “watch” list has significantly expanded. While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitoring those credits. While there is no guarantee that the Bank will not experience an increase in non-performing loans, historically the Bank has been able to work through impaired credits with minimal net charge off history. As a result of continuing efforts to proactively identify credit weakness, in the month of May Management identified six spec construction loans that it has placed on non-accrual status. For additional discussion related to these loans, please see “Recent Developments” on page 22 of this Form 10-Q.

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

Total Cash and Due from Banks

Total cash and due from banks was $25.9 million and $46.4 million at March 31, 2008 and December 31, 2007, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. Additionally, lower deposit balance during the first quarter of 2008 when compared to that reported at December 31, 2007 have contributed to fewer Federal Funds sold.

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

The table below sets forth changes from December 31, 2007 to March 31, 2008 for the composition of other earning assets:

	March 31,	December 31,	Variance
(dollars in thousands)	2008	2007	dollar	percentage

Federal Home Loan Bank stock	$3,402	$3,045	$357	11.72%
Available-for-sale securities	54,829	47,556	7,273	15.29%
Federal funds sold	3,670	23,165	(19,495)	-84.16%
Interest bearing deposits other financial institutions	330	330	-	0.00%

Total other earning assets	$62,231	$74,096	$(11,865)	-16.01%

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

At March 31, 2008, total other earning assets decreased approximately $11.9 million due primarily to declines in Federal Funds sold. The decline in the balance of Federal Funds sold can be attributed to lower deposit balances during the first quarter of 2008, resulting in fewer excess funds available for overnight investment. Additionally, the amount of Federal Funds sold can vary widely on a daily basis depending on the cash position of the bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity, and loan funding needs.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2008, net unrealized gains in the portfolio were $617 thousand or $363 thousand, net of tax. This, when compared to the net unrealized gain of approximately $313 thousand or $184 thousand, net of tax the portfolio had at December 31, 2007 represents an increase in market value of approximately $304 thousand or $179 thousand, net of tax. The gain in market value of the securities portfolio for the three months ended March 31, 2008 can be attributed largely to the dramatic decline in the overnight Fed Funds rate seen during the first quarter. The approximate $7.3 million increase in the size of the portfolio can be attributed to $9.9 million of securities the Bank purchased during the first quarter as well as principle pay-downs on mortgage-backed securities in the amount of $2.0 million.

During the third and fourth quarters of 2007, fixed income markets saw a significant re-pricing of credit risk, which caused the values of certain classes of fixed income instruments to fall, specifically those related to Collateralized Debt Obligations (“CDO”) and Mortgage-Backed Securities (“MBS”). Concerns surrounding these asset classes continued to overhang the market during the first quarter of 2008. However the Bank’s securities portfolio has continued to perform in a satisfactory manner, as the fair value of the securities portfolio in the first quarter increased approximately $304 thousand.

As part of the acquisition of Business First, the Bank acquired five whole loan CMO securities with a remaining principle balance of approximately $4.2 million. The Bank purchased two additional whole loan CMOs in the approximate amount of $9.9 million in the first quarter of 2008. Management performs extensive review of the underlying collateral for these securities, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. At March 31, 2008, the market value of these securities had a net unrealized loss of approximately $78 thousand or $46 thousand net of tax effect.

At March 31, 2008, other than the seven whole loan CMOs discussed in the paragraph above, the remaining MBS and CMO’s in the Bank’s investment portfolio were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”). These securities carry the guarantee of the issuing agencies.

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

Deposits and Borrowed Funds

The table below sets forth changes from December 31, 2007 to March 31, 2008 for the composition of deposit categories:

			Variance
(dollars in thousands)	March 31, 2008	December 31, 2007	dollar	percentage	% of Total Deposits 3/31/08

Non-interest bearing demand	$155,621	$153,684	$1,937	1.26%	26.4%
Interest bearing demand	79,248	69,558	9,690	13.93%	13.4%
Savings	23,840	41,599	(17,759)	-42.69%	4.0%
Money market	199,882	206,754	(6,872)	-3.32%	33.8%
Time deposits of $100K or more	47,069	75,966	(28,897)	-38.04%	8.0%
Time deposits under $100K	84,795	97,247	(12,452)	-12.80%	14.4%

Total deposits	$590,455	$644,808	$(54,353)	-8.43%	100.0%

Acquisition of core deposits has become the single biggest challenge facing the Company. Still, the Company has been able to increase deposits on a year over year basis due to the acquisition of Business First and a well planned marketing strategy and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area.

At March 31, 2008, total deposit balances were approximately $54.4 million lower than that reported at December 31, 2007. The moves by the FOMC during the first quarter of 2008 to cut the overnight Fed Funds rate by an aggregate 200 basis points has had a direct impact on the Bank’s total deposit balances. The Bank moved aggressively to lower rates paid on interest bearing accounts in response to the actions taken by the FOMC and as a result, we began to see some expected deposit run-off. In particular, deposit run-off was most evident in time deposit balances. During the majority of 2007, the Bank stayed short with respect to maturities of time deposits, allowing for those funds to re-price more quickly in a declining interest rate environment. However, as rates began to fall significantly beginning late in the third quarter of 2007, balances within this category began to decline as time deposit customers chose to reinvest their funds with other depository institutions offering above average deposit rates. Management has been keenly aware of the need for lower cost core deposits in order to rely less on secondary funding sources, but has chosen not to engage in irrational deposit pricing in an effort to maintain the net interest margin. However, late in the first quarter of 2008, the Bank rolled out new CD promotions with step up rate features designed to attract additional deposits so as to mitigate further declines in overall balances, allowing us to rely more on our primary funding source.

Additionally, the declines in time deposit balances during the first quarter of 2008 can be attributed in part to the call of approximately $10.7 million in higher cost brokered time deposits that were acquired in the acquisition of Business First.

As of March 31, 2008, core deposit balances (demand, savings, and money market) represented 77.6% of total deposits compared to 73.1% of total deposits at December 31, 2007. Non-interest bearing demand accounts represent approximately 26.4% of total deposits at March 31, 2008. Of this balance, approximately $10.8 million consist of deposit relationships that the Bank considers to be volatile in nature. This when compared to the $15.7 million reported at December 31, 2007, represents a decline of approximately $4.9 million. The customers that hold these deposits engage in mortgage related activities. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material change in balances held by these customers is reflected in the balance of Federal Funds sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are keenly aware that as conditions in the mortgage market change, these relationships will be impacted. Additionally, late in 2007 the Bank obtained two additional deposit relationships that it also considers to be volatile and which are also closely monitored by Management. At March 31, 2008, the balances of these accounts were approximately $29.9 million. This when compared to the $42.6 million reported at December 31, 2007, represents a decline of approximately $12.7 million. These accounts are classified as money market accounts.

Additionally, the Bank has a policy in place that permits the purchase of brokered funds as a secondary source for funding. There were approximately $1.8 million in brokered deposit balances at March 31, 2008. These funds are callable at the option of the Company in May 2008.

The following table provides a summary of the Federal Home Loan Bank (“FHLB”) borrowings the Bank had as of March 31, 2008:

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$25,000	2.18%	Fixed	6/20/08
22,500	2.16%	Fixed	9/22/08
10,000	2.60%	Fixed	2/6/09
10,000	2.85%	Fixed	1/26/09
4,000	4.93%	Fixed	2/27/09

$71,500	2.48%

As evidenced in the table above, the balance of FHLB borrowing as of March 31, 2008 was $71.5 million. This represents an increase of approximately $63.5 million from the balance reported at December 31, 2007. The increase in FHLB borrowing is primarily attributable to the $54.4 million decline in deposit balances the Bank saw during the first quarter of 2008. Additionally, during the first quarter of 2008, the Bank borrowed $10.0 million from the FHLB and securitized that borrowing with securities it purchased in the approximate amount of $9.9 million.

Management makes regular assessments of balance sheet needs to determine how much if any and at what term it will borrow from the FHLB.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $2.2 million and $1.9 million in securities sold under agreements to repurchase at March 31, 2008 and December 31, 2007, respectively.

In the fourth quarter of 2007, the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million. At March 31, 2008, the Company had no balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At March 31, 2008, the interest rate on the note was 5.25% and is variable, moving with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

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

Capital

The Company's total stockholders’ equity was $71.0 million at March 31, 2008 compared to $69.5 million at December 31, 2007. The change in capital was due to net income of $1.7 million, stock options exercised in the amount of $138 thousand, the capital impact of year-to-date share-based compensation expense of $113 thousand, $587 thousand paid year-to-date in cash dividends, and an increase in accumulated other comprehensive income of $179 thousand.

•	Dividends

The following table provides a summary of the cash dividends the Company has paid over the last two years:

Dividend Type	Dividend Amount Per Share	Declaration Date	Record Date	Payable Date
Quarterly cash dividend	$0.08	24-Jan-08	1-Feb-08	15-Feb-08
Quarterly cash dividend	$0.08	17-Oct-07	2-Nov-07	16-Nov-07
Quarterly cash dividend	$0.08	18-Jul-07	3-Aug-07	17-Aug-07
Quarterly cash dividend	$0.08	20-Apr-07	4-May-07	18-May-07
Quarterly cash dividend	$0.08	19-Jan-07	2-Feb-07	16-Feb-07
Quarterly cash dividend	$0.08	20-Oct-06	3-Nov-06	17-Nov-06
Quarterly cash dividend	$0.08	21-Jul-06	11-Aug-06	25-Aug-06
Special cash dividend	$0.25	21-Apr-06	8-May-06	19-May-06

On April 24, 2008, the Board of Directors declared a stock dividend in the amount of 5% to be paid on May 16, 2008 to shareholders of record on May 2, 2008. The Company’s has retroactively adjusted the consolidated financial statements to reflect this dividend in March 2008.

The stock dividend represents a change in the form of dividend payment to the Company’s shareholders away from a cash dividend, which the Company has paid out over the past seven consecutive quarters. The Company had previously paid a stock dividend on an annual basis to shareholders for 10 consecutive years prior to switching to a cash dividend in 2006. At this time of economic uncertainty, the Board of Directors believes that retention of capital for future growth is in the best interest of the Company.

•	Stock Repurchases

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of the Company’s common stock. Purchases are to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program is one year and the timing of purchases will depend on market conditions. Subsequently, on October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase under the current plan to 100,000. In July 2007, the Board of Directors authorized a one year extension of this plan, which is set to expire in July 2008.

As of March 31, 2008, the Company repurchased and retired approximately 53,500 shares of its common stock under the current plan at a weighted average price of $17.44. The Company made no repurchases of its common stock during the three months ended March 31, 2008. Under the current plan, the Company has the authority to repurchase 46,500 shares through July 2008.

•	Trust Preferred Securities

On October 27, 2006 the Company issued $8.2 million of Floating Rate Junior Subordinated Debt Securities (“the debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company. The Company intends to use the proceeds from the issuance of these securities for general corporate purposes, which may include capital contributions to the Bank, investments, payment of dividends, and repurchases of our common stock.

On April 23, 2007, the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly owned subsidiary of Heritage Oaks Bancorp. The redemption price was 100% of the principal amount redeemed plus accrued and unpaid interest as of the redemption date. The Company paid $0.4 million for the standard interest payment due April 22, 2007, plus a payment of $8.2 million for the principal amount to be redeemed on that date. These amounts were funded from the Company’s general corporate reserves. As a result of the redemption of the securities associated with Heritage Oaks Capital Trust I, the Trust was dissolved on June 1, 2007.

On September 20, 2007, the Company issued $5.2 million of Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Heritage Oaks Capital Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company. The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.

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

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trusts II and III as of March 31, 2008:

(dollars in thousands)	Amount Issued	Current Rate	Issue Date	Scheduled Maturity	Call Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	6.45%	27-Oct-06	Aug-37	Nov-11	Varibale 3-month LIBOR + 1.71%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5- year Fixed SWAP + 2.00%

Total Issued	$13,403	6.62%

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

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trusts II and III into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier I capital for regulatory purposes. As of March 31, 2008, the Company has included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At March 31, 2008, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments for approximately four years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $1.5 million at March 31, 2008.

•	Regulatory Capital Requirements

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

Summarized below are the Company’s and the Bank’s regulatory capital ratios at March 31, 2008:

	Regulatory Standard
	Adequately Capitalized	Well Capitalized	Heritage Oaks Bancorp	Heritage Oaks Bank
Leverage Ratio	4.00%	5.00%	9.30%	8.82%

Tier I Risk Based Captial Ratio	4.00%	6.00%	9.82%	9.28%

Total Risk Based Captial Ratio	8.00%	10.00%	10.76%	10.22%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits and or other borrowed funds. The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity.

The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. As of March 31, 2008 the Bank had approximately $5.0 million drawn against these credit arrangements. The Bank is also member of the FHLB and as of March 31, 2008 had approximately $71.5 million in outstanding borrowing from the FHLB.

The following table provides a summary of the remaining borrowing capacity the Company has with the secondary liquidity sources mentioned above as of March 31, 2008:

(dollars in thousands)	March 31, 2008

Federal Home Loan Bank remaining borrowing capacity	$80,512
Correspondent bank credit arrangements - Bank	34,995
Revolving line of credit - Holding Company	3,500

Total available secondary liquidity source	$119,007

In addition to the secondary sources of liquidity previously mentioned, the Bank has a policy in place that permits the acquisition of brokered funds. Upon the acquisition of Business First, the Bank acquired approximately $12.5 million in brokered deposits. At March 31, 2008, the Bank had approximately $1.8 million in brokered deposit balances remaining from the acquisition of Business First. These funds are callable at the option of the Company in May 2008.

The Bank manages liquidity by maintaining an investment portfolio of federal funds sold and other liquid investments. At March 31, 2008, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 6.67% compared to 9.59% at December 31, 2007. The ratio of net loans to deposits was 107.0% at March 31, 2008 compared to 93.9% at December 31, 2007. The $54.4 million decline in deposit balances during the first quarter of 2008 in addition to the $26.4 million increase in net loan balances from December 31, 2007 contributed to the increase in the loan deposit ratio. The ratio of total gross loans to available funding sources, which takes into account all funding sources including those other than deposits such as FHLB lines, was 85.9% at March 31, 2008 compared to 80.6% at December 31, 2007.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. The effect of inflation over the past two years has been significant to the Company’s financial position and results of operations in regard to fluctuation in interest rates. The increase in interest rates during the majority of 2007 has created a narrowing of the net interest margin and only until the first quarter of 2008 has the Company continued to see contraction. Over the past year there has been a great deal of news in the national media related to the rising rate environment leading to the inability of some borrowers in the single family residential sub-prime and alt- a markets to repay their debt. However, the Company’s primary focus is commercial lending and the strong underwriting requirements the Company has in place have continued to lend itself to relatively strong asset quality as evidenced by a 0.24% non-performing loan to total gross loan ratio as of March 31, 2008.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. For a more detailed discussion of these financial instruments, refer to Note 10 of the Company’s Consolidated Financial Statements contained in Item 8 of Part II of the Company’s December 31, 2007 10-K.

In the ordinary course of business, the Bank is a party to various operating leases. For a more detailed discussion of these financial instruments, refer to Note 10 of the Company’s Consolidated Financial Statements contained in Item 8 of Part II of the Company’s December 31, 2007 10-K.

In connection with the $13.4 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $13.4 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, are subject to risks associated with the local economy.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2008 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of March 31, 2008, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$35,619	$37,202	$38,664	$40,218	$42,077

$ Change from base	$(3,045)	$(1,462)	$-	$1,554	$3,413

% Change from base	-7.87%	-3.78%	0.00%	4.02%	8.83%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at March 31, 2008.

(dollars in thousands)
Rate Type	Balance	Percent of Total
Variable - daily	$273,081	42.7%
Variable other than daily	208,814	32.6%
Fixed rate	157,965	24.7%

Total gross loans	$639,860	100.0%

The table above identifies approximately 42.7% of the loan portfolio that will re-price immediately in a changing rate environment. At March 31, 2008, approximately $481.9 million or 75.3% of the Bank’s loan portfolio is variable and of this balance approximately $102.8 million of loans are currently at their floor.

(dollars in thousands)
Re-Pricing	Balance	Percent of Total
< 1 Year	$370,057	57.8%
1-3 Years	148,318	23.2%
3-5 Years	65,924	10.3%
> 5 Years	55,561	8.7%

Total gross loans	$639,860	100.0%

The table above indicates that as of March 31, 2008, approximately 57.8% of the Bank’s loan portfolio will re-price within one year and approximately 81.0% of the Bank’s loan portfolio will re-price within three years.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.Risk Factors

During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2007 annual report filed on Form 10-K in response to Item A to Part I of Form 10-K.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sale of Equity Securities

None.

Purchases of Equity Securities

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of the Company’s common stock. Purchases are to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program is one year and the timing of purchases will depend on market conditions. Subsequently, on October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase under the current plan to 100,000. In July 2007, the Board of Directors authorized a one year extension of this plan, which is set to expire in July 2008.

As of March 31, 2008, the Company repurchased and retired approximately 53,500 shares of its common stock under the current plan at a weighted average price of $17.44. The Company made no repurchases of its common stock during the three months ended March 31, 2008. Under the current plan, the Company has the authority to repurchase 46,500 shares through July 2008.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

DATE: May 9, 2008

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)