Form 10-Q
period 2008-06-30
HERITAGE OAKS BANCORP
filed 2008-08-05
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______.

COMMISSION FILE NUMBER: 000-25020

HERITAGE OAKS BANCORP
(Exact name of registrant as specified in charter)

STATE OF CALIFORNIA	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 29, 2008 there were approximately 7,709,600 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp and Subsidiaries
Table of Contents

Part 1. Financial Information	3
Item 1. Consolidated Financial Statements (Un-audited, except for Balance Sheet as of 12/31/2007)	3
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Stockholders’ Equity	6
Consolidated Statements of Comprehensive Income	7
Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9
Note 1 – Consolidated Financial Statements	9
Note 2 – Investment Securities	10
Note 3 – Loans and the Allowance for Loan Losses	11
Note 4 – Earnings Per Share	12
Note 5 – Recent Accounting Pronouncements	13
Note 6 – Share Based Compensation	15
Note 7 – Fair Value of Financial Instruments	17
Note 8 – Goodwill	19
Note 9 – Reclassifications	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
The Company	20
Where You Can Find More Information	20
Earnings and Financial Condition Overview	21
Recent Developments	22
Stock Repurchases and Dividends	23
Selected Financial Data	24
Local Economy	24
Critical Accounting Policies	24
Results of Operations	26
Net Interest Income and Margin	26
Non-Interest Income	31
Non-Interest Expenses	32
Financial Condition Analysis	34
Loans	34
Non-Performing Assets	38
Total Cash and Due From Banks	39
Investment Securities and Other Earning Assets	39
Deposits and Borrowed Funds	41
Capital	42
Liquidity	45
Inflation	45
Off-Balance Sheet Arrangements	46

Item 3. Quantitative and Qualitative Disclosure about Market Risk	46
Item 4. Controls and Procedures	48

Part 2. Other Information	48
Item 1. Legal Proceedings	48
Item 1.A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	49
Item 4. Submission of Matters to a Vote of Security Holders	49
Item 5. Other Information	49
Item 6. Exhibits	50

Signatures	51
Certifications
Exhibits

Part 1. Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	(Unaudited)	(1)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$27,346	$23,254
Federal funds sold	15,660	23,165
Total cash and cash equivalents	43,006	46,419

Interest bearing deposits with other banks	131	330
Securities available for sale	57,064	47,556
Federal Home Loan Bank stock, at cost	5,401	3,045
Loans held for sale	1,246	902
Loans, net (2)	649,928	605,342
Property, premises and equipment, net	6,524	6,390
Bank owned life insurance	10,527	9,923
Deferred tax assets	5,799	5,290
Goodwill	11,541	10,911
Core deposit intangible	4,121	4,551
Other real estate owned	197	-
Other assets	4,600	4,895

Total assets	$800,085	$745,554

Liabilities
Demand, non-interest bearing	$168,589	$153,684
Savings, NOW, and money market deposits	293,799	317,911
Time deposits of $100 or more	79,756	75,966
Time deposits under $100	92,374	97,247
Total deposits	634,518	644,808
FHLB advances and other borrowed money	71,500	8,000
Securities sold under agreement to repurchase	2,718	1,936
Junior subordinated debentures	13,403	13,403
Other liabilities	7,074	7,957

Total liabilities	729,213	676,104

Commitments and contingencies	-	-

Stockholders' Equity

Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 7,709,929 and 7,683,829 as of June 30, 2008 and December 31, 2007, respectively.	48,456	43,996
Additional paid in capital	839	672
Retained earnings	22,140	24,598
Accumulated other comprehensive income	(563)	184

Total stockholders' equity	70,872	69,450

Total liabilities and stockholders' equity	$800,085	$745,554

(1)	These numbers have been derived from the audited financial statements.
(2)	Loans net of deferred fees of $1,756 and $1,732 and allowance for loan losses of $8,128 and $6,143 at June 30, 2008 and December 31, 2007, respectively.

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollar amounts in thousands except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$11,732	$10,214	$23,823	$20,029
Investment securities	794	437	1,450	885
Federal funds sold and commercial paper	45	162	112	193
Time certificates of deposit	3	10	6	18

Total interest income	12,574	10,823	25,391	21,125

Interest Expense:
Now accounts	162	43	255	71
MMDA accounts	823	946	2,105	1,613
Savings accounts	35	23	166	47
Time deposits of $100 or more	525	301	1,205	510
Other time deposits	674	1,276	1,574	2,488
Other borrowed funds	766	976	1,377	2,105

Total interest expense	2,985	3,565	6,682	6,834

Net interest income before provision for possible loan losses	9,589	7,258	18,709	14,291

Provision for loan losses	2,775	170	3,015	310

Net interest income after provision for loan losses	6,814	7,088	15,694	13,981

Non-Interest Income:
Service charges on deposit accounts	837	686	1,609	1,299
Other income	882	705	1,549	1,324
Gain on sale of investment securities	37	-	37	-

Total non-interest income	1,756	1,391	3,195	2,623

Non-Interest Expense:
Salaries and employee benefits	4,021	3,194	8,246	6,444
Occupancy and equipment	1,129	706	2,268	1,421
Other expenses	2,348	1,663	4,604	3,391

Total non-interest expenses	7,498	5,563	15,118	11,256

Income before provision for income taxes	1,072	2,916	3,771	5,348

Provision for applicable income taxes	381	1,116	1,405	2,037

Net income	$691	$1,800	$2,366	$3,311

Earnings Per Share:
Basic	$0.09	$0.27	$0.31	$0.49
Fully diluted	$0.09	$0.26	$0.30	$0.47

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
June 30, 2008 and 2007
(amounts in thousands except shares outstanding)

						Accumulated
	Common Stock		Additional			Other	Total
	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income	Equity
Balance, December 31, 2007	7,317,932	$43,996	$672		$24,598	$184	$69,450
Exercise of stock options (including $88 excess tax benefit from exercise of stock options)	31,228	228					228
5% Stock Dividend distributed May 16, 2008	366,344	4,232			(4,232)		-
Cash paid in lieu of fractional shares					(5)		(5)
Cash dividend - $0.08 per share paid on February 15, 2008					(587)		(587)
Share-based compensation expense			167				167
Issuance of restricted stock awards	1,000						-
Retirement of restricted share awards	(6,575)						-
Comprehensive income:
Net income				$2,366	2,366		2,366
Unrealized security holding losses (net of $537 tax benefit)				(769)		(769)	(769)
Realized gains on sale of securities (net of $15 tax)				22		22	22
Total comprehensive income				$1,619

Balance, June 30, 2008	7,709,929	$48,456	$839		$22,140	$(563)	$70,872

Balance, December 31, 2006	6,345,639	$29,247	$336		$19,809	$80	$49,472
Exercise of stock options (including $440 excess tax benefit from exercise of stock options)	129,764	825					825
Cash dividend - $0.08 per share paid on February 16, 2007					(510)		(510)
Cash dividend - $0.08 per share paid on May 18, 2007					(514)		(514)
Share-based compensation expense			184				184
Issuance of restricted stock awards	1,000						-
Comprehensive income:
Net income				$3,311	3,311		3,311
Unrealized security holding losses (net of $164 tax benefit)				(247)		(247)	(247)
Total comprehensive income				$3,064

Balance, June 30, 2007	6,476,403	$30,072	$520		$22,096	$(167)	$52,521

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar amounts in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net Income	$691	$1,800	$2,366	$3,311
Other comprehensive income / (loss) before taxes:
Unrealized losses on securities available for sale arising during the period	(1,611)	(488)	(1,307)	(411)
Realized gains on sale of availavle for sale securities during the period	37	-	37	-

Total other comprehensive (loss) before taxes	(1,574)	(488)	(1,270)	(411)

Unrealized income tax benefit related to items in comprehensive (loss)	663	195	538	164
Income tax related to the sale of available for sale securities	(15)	-	(15)	-

Total other comprehensive (loss), net of taxes	(926)	(293)	(747)	(247)

Comprehensive (loss) / income	$(235)	$1,507	$1,619	$3,064

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	For the six month periods
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,366	$3,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	509
Provision for possible loan losses	3,015	310
Amortization of premiums/discounts on investment securities, net	(66)	(41)
Federal Home Loan Bank stock dividends received	(84)	(64)
Amortization of intangible assets	430	177
Gain on sale of available-for-sale securities	(37)	-
Share-based compensation expense	167	184
(Increase) in loans held for sale	(344)	(1,565)
Net (increase) in bank owned life insurance	(204)	(186)
Decrease/(increase) in deferred tax asset	14	(2,078)
Increase/(decrease) in other assets	(483)	582
(Decrease)/increase in other liabilities	(795)	1,741
Excess tax benefit related to share-based compensation expense	(88)	(440)

NET CASH PROVIDED IN OPERATING ACTIVITIES	4,428	2,440

Cash flows from investing activities:
Purchase of available-for-sale securities	(18,417)	-
Proceeds from principal reductions and maturities of available-for-sale mortgage backed securities	5,193	2,057
Maturities and calls of available-for-sale securities	1,012	-
Sale of available-for-sale-securities	1,537	-
Maturities of time deposits with other banks	199	-
Purchase of Federal Home Loan Bank stock	(2,272)	(705)
Purchase of bank owned life insurance policies	(400)	-
(Increase) in loans, net	(47,673)	(15,082)
Allowance for loan and lease loss recoveries	72	149
Purchase of property, premises and equipment, net	(720)	(386)
Proceeds from sale of property, premises and equipment	-	12,810

NET CASH (USED) IN INVESTING ACTIVITIES	(61,469)	(1,157)

Cash flows from financing activities:
(Decrease)/increase in deposits, net	(10,290)	68,586
Increases in Federal Home Loan Bank borrowing	240,000	55,000
Paydowns in Federal Home Loan Bank borrowing	(176,500)	(75,000)
Increase/(decrease) in repurchase agreements	782	(6)
Decrease in junior subordinated debentures	-	(8,248)
Excess tax benefit related to share-based compensation expense	88	440
Proceeds from exercise of stock options	140	385
Cash paid in lieu of fractional shares	(5)	-
Cash dividends paid	(587)	(1,024)

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,628	40,133

Net (decrease)/increase in cash and cash equivalents	(3,413)	41,416

Cash and cash equivalents, beginning of period	46,419	23,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,006	$64,450

Supplemental disclosures of cash flow information:
Interest paid	$6,819	$7,000
Income taxes paid	$1,405	$2,030
Transfer of loans to other real estate owned	$197	$-

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries
Notes To Consolidated Financial Statements (Un-audited)
June 30, 2008

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (“the Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trusts II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain amounts in the consolidated financial statements for the year ended December 31, 2007 and for the three and six months ended June 30, 2007 may have been reclassified to conform to the presentation of the consolidated financial statements in 2008.

On October 12, 2007 the Company acquired Business First National Bank (“Business First”). Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of the Company. The consideration paid for Business First was approximately $19.5 million, consisting of approximately 75% common stock and 25% cash. Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash. Upon the acquisition of Business First, the Company issued 850,213 shares of Heritage Oaks Bancorp common stock and approximately $5.1 million in cash to the former shareholders of Business First. Upon the date of the acquisition, the Company added approximately $160.5 million in assets and approximately $133.4 million in deposits. The financial position, results of operations and cash flows of the Company as of and for the three and six month periods ended June 30, 2008 reflect the acquisition of Business First.

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

The following table sets forth the amortized cost and fair values of investment securities available for sale at June 30, 2008 and December 31, 2007:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$1,170	$2	$(1)	$1,171
Mortgage-backed securities	39,743	39	(1,005)	38,777
Obligations of state and political subdivisions	16,999	223	(215)	17,007
Other securities	109	-	-	109

Total	$58,021	$264	$(1,221)	$57,064

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$3,674	$12	$(6)	$3,680
Mortgage-backed securities	26,793	71	(206)	26,658
Obligations of state and political subdivisions	16,667	478	(36)	17,109
Other securities	109	-	-	109

Total	$47,243	$561	$(248)	$47,556

At June 30, 2008, the fair value of the securities portfolio was approximately $57.1 million. This, when compared to the $47.6 million reported at December 31, 2007, represents an increase of approximately $9.5 million. The change in the fair value of the portfolio can be attributed in large part to purchases of securities in the amount of $18.4 million, proceeds from principal reductions of mortgage-backed securities in the amount of $5.2 million, and sales and maturities totaling $2.5 million. During the quarter ended June 30, 2008, the Bank recognized a gain of approximately $37 thousand related to the sale of securities previously mentioned. At June 30, 2008, the securities portfolio had a net unrealized loss of approximately $1.0 million or $563 thousand, net of tax. This, when compared to the net unrealized gain of approximately $313 thousand or $184 thousand, net of tax the portfolio had at December 31, 2007, represents a decline in market value of approximately $1.3 million or $747 thousand, net of tax. The year to date decline in market value of the securities portfolio can be attributed in large part to a rise in market interest rates during the second quarter of 2008, as well as a continued concerns surrounding mortgage related securities.

Note 3. Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of June 30, 2008 compared to December 31, 2007:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Real Estate Secured:
Multi-family residential	$14,457	$12,779
Residential 1 to 4 family	26,466	24,326
Home equity lines of credit	19,220	17,470
Commercial	268,612	274,266
Farmland	10,652	11,557
Commercial:
Commercial and industrial	154,456	133,981
Agriculture	12,747	11,367
Other	814	732
Construction:
Single family residential	9,708	10,239
Single family residential - Spec.	16,565	18,718
Tract	2,317	1,664
Multi-family	9,482	9,054
Hospitality	21,401	16,784
Commercial	27,565	30,677
Land	55,555	31,064
Installment loans to individuals	7,792	7,977
All other loans (including overdrafts)	2,003	562

Total loans, gross	659,812	613,217

Deferred loan fees	1,756	1,732
Reserve for possible loan losses	8,128	6,143

Total loans, net	$649,928	$605,342

Loans held for sale	$1,246	$902

Concentration of Credit Risk

At June 30, 2008, approximately $482.7 million or 73.2% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents an increase of approximately $24.1 million when compared to the $458.6 million or 74.8% reported at December 31, 2007. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk. At June 30, 2008, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $17.9 million and un-disbursed loan commitments in the approximate amount of $173.1 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

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

An analysis of the changes in the allowance for possible loan losses for the periods indicated below is as follows:

	For the three months ended		For the six months ended		For the year ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	December 31, 2007

Balance at beginning of period	$6,305	$4,312	$6,143	$4,081	$4,081
Credit from purchase of Business First National Bank	-	-	-	-	1,381
Additions charged to operating expense	2,775	170	3,015	310	660
Loans charged off	(1,024)	(19)	(1,102)	(20)	(249)
Recoveries of loans previously charged off	72	57	72	149	270

Balance at end of period	$8,128	$4,520	$8,128	$4,520	$6,143

For the three and six month periods ended June 30, 2008, the Company had net charge-offs of approximately $952 thousand and $1.0 million, respectively. During the same periods ended in 2007, the Company had a net recoveries of loans previously charged off in the approximate amounts of $38 thousand and $129 thousand, respectively. During the second quarter of 2008, the Bank wrote down the value of certain non-performing loans in the approximate amount of $1.0 million. For a more detailed discussion concerning the loans the Bank has placed on non-accrual status, see “Non Performing Assets” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate ability to collect the loans in its portfolio based on: the quality of credits in the portfolio given the Bank’s loan grading system and feedback provided by internal loan staff, information provided from examinations performed by regulatory agencies, and information provided from an independent loan review function. Additionally, the allowance consists of allocations made for specific loans and is determined, in part, by certain other qualitative measures. The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three and six months ended June 30, 2008 is consistent with prior periods. The allowance for loan losses as a percentage of total gross loans was 1.23% and 1.00% at June 30, 2008 and December 31, 2007, respectively. Management believes that the allowance for loan losses as of June 30, 2008 is prudent and warranted, based on information currently available.

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

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	For the three months ending		For the six months ending
	June 30,		June 30,
(dollars in thousands except per share data)	2008	2007	2008	2007

Net Income	$691	$1,800	$2,366	$3,311
Basic	$0.09	$0.27	$0.31	$0.49
Diluted	$0.09	$0.26	$0.30	$0.47
Shares:
Basic	7,705,174	6,754,321	7,699,860	6,728,840
Diluted	7,830,390	7,027,090	7,841,144	7,018,270

On October 12, 2007, the Company issued 850,213 shares of common stock to the former shareholders of Business First National Bank in connection with its acquisition. Additionally, on April 24, 2008, the Company’s Board of Directors declared a 5% stock dividend to be paid on May 16, 2008. As a result of this dividend, the Company issued 366,344 shares of its common stock to holders of record on May 2, 2008. The basic and diluted shares presented in the table above for the three and six months ended June 30, 2008 fully reflect the shares issued in connection with the acquisition of Business First National Bank as well as the stock dividend paid in May 2008. Additionally, earnings per share for all prior periods have been adjusted to fully reflect the May 2008 stock dividend.

Note 5. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and provides that the tax effects from an uncertain tax position be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained in audit by the taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48.  Management believes that all tax positions taken as of June 30, 2008 are highly certain and, accordingly, no accounting adjustments have been made to the financial statements.

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

In February 2007, the FASB issued SFAS No. 159,“Establishing the Fair Value Option for Financial Assets and Liabilities.” The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted SFAS No. 159 on January 1, 2008 and chose not to measure certain eligible financial instruments at their fair values and as a result the adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009. The Company has not yet determined the impact that SFAS No. 141(R) may have on its financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the Unites States. The FASB issued SFAS No. 162, because the current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” is directed to the auditor and not the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts below industry practices that are widely recognized as generally accepted but that are not subject to due process. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS No. 162 to have a material impact of its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” SFAS No. 163 seeks to bring consistency in the recognition and measurement of claim liabilities. This statement also clarifies how SFAS No. 60 applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, increasing the comparability in financial reporting of financial guarantee contracts by insurance enterprises. The Company must adopt SFAS No. 163 no later than January 1, 2009. The Company does not anticipate the adoption of SFAS No. 163 to have a material impact on its financial position, results of operations or cash flows.

Note 6. Share-Based Compensation

As of June 30, 2008, the Company had two share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

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

The share-based compensation expense recognized in the condensed consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands except per share data)	2008	2007	2008	2007
Share-based compensation expense:
Stock option expense	$52	$28	$101	$56
Restricted stock expense	3	64	66	127

Total share-based compensation expense	$55	$92	$167	$183

Total share-based compensation expense, net of tax	$40	$63	$114	$126

Diluted shares outstanding	7,830,390	7,027,090	7,841,144	7,018,270
Impact on diluted earnings per share	$0.005	$0.009	$0.015	$0.018

Unrecognized compensation expense:
Stock option expense	$367	$171
Restricted stock expense	604	921

Total unrecognized share-based compensation expense	$971	$1,092

Total unrecognized share-based compensation expense, net of tax	$597	$699

At June 30, 2008, there was a total of $367 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 1.8 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. The total unrecognized compensation expense related to restricted share awards at June 30, 2008 was $604 thousand. That expense is expected to be recognized over the next 2.7 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2008). The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. The aggregate intrinsic value of options exercised for the three and six month periods ended June 30, 2008 and 2007 was $72 thousand and $214 thousand and $249 thousand and $1.1 million, respectively.

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date period ended June 30, 2008 and 2007:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2008	463,160	$8.36
Granted	26,250	11.48
Exercised	(32,090)	4.37
Forfeited	(4,437)	6.58
Expired	(2)	4.42

Options outstanding, June 30, 2008	452,881	$8.84	4.41	$906

Exercisable at June 30, 2008	362,146	$7.78	3.37	$904

Options outstanding, January 1, 2007	458,395	$5.16
Granted	-	-
Exercised	(136,252)	2.82
Forfeited	(1,047)	10.23

Options outstanding, June 30, 2007	321,096	$6.14	4.24	$3,545

Exercisable at June 30, 2007	277,230	$5.42	3.82	$3,257

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

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3. At June 30, 2008, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

•	Other Real Estate Owned and Foreclosed Collateral

Other real estate owned and foreclosed collateral are adjusted to the lower of cost or fair value, less any estimated costs to sell, at the time the loans are transferred into this category. The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or Management’s estimation of value. When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2. When appraised values are not available, there is no observable market price for similar assets, or Management determines the fair value of the asset is further impaired below appraised values or observable market prices, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale investment securities	$-	$56,352	$712	$57,064

Total assets measured on a recurring basis	$-	$56,352	$712	$57,064

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the six months ended June 30, 2008:

Available For
Sale Investment
(dollars in thousands)	Securities

Beginning balance	$739
Total gains or losses (realized/unrealized)(1):
Included in earnings	-
Included in other comprehensive income	(27)
Purchases	-
Transfers in and/or out of Level 3	-

Ending balance	$712

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of June 30, 2008:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Impaired loans	$-	$13,507	$-	$13,507
Loans held for sale	-	1,246	-	1,246
Other real estate owned	-	197	-	197
Other assets(1)	-	30	-	30

Total assets measured on a non-recurring basis	$-	$14,980	$-	$14,980

(1) Other assets represent foreclosed collateral carried at fair value.

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

Note 8. Goodwill

As of June 30, 2008, the balance of good will was approximately $11.5 million. This, when compared to the $10.9 million the Company reported at December 31, 2007, represents an increase of approximately $0.6 million. The increase in the balance of goodwill can be attributed exclusively to expenses the Company incurred and capitalized, directly related to the acquisition of Business First National Bank.

Note 9. Reclassifications

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three and six month periods ending June 30, 2008 and 2007. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Executive Summary and Recent Developments

Earnings and Financial Condition Overview

For the three and six months ended June 30, 2008, the Company earned $0.7 million and $2.4 million, respectively. This represents declines of 61.6% and 28.5% for the three and six months ended June 30, 2008 when compared to the same periods ended a year earlier. During the second quarter of 2008, the Company made additions to the allowance for loan losses in the approximate amount of $2.8 million. The Company felt it necessary to make additions to the allowance, given the weakened economic environment, and changes in the trend of delinquent loans. The Company’s analysis of the allowance for loan losses indicates that as of June 30, 2008, the allowance was sufficient to cover potential credit losses inherent in the loan portfolio. With respect to earnings per share, the Company earned $0.09 and $0.30 per diluted share for the quarter and year to date periods ended June 30, 2008. When compared to the same periods ended a year earlier, diluted earnings per share declined approximately 65.5% and 36.0%, respectively. The year over year decline in diluted earnings per share can be attributed in part to shares the Company issued during the fourth quarter of 2007 in connection with the acquisition of Business First. For additional information related to the Company’s 2007 acquisition of Business First, see Note 1 to the consolidated financial statements filed on this Form 10-Q as well as Note 22 to the consolidated financial statements of the Company’s 2007 annual report filed on Form 10-K. Additionally, when viewing data as of and for the periods ended June 30, 2008, it is important to consider that Business First was acquired on October 12, 2007. Therefore, the Company’s financial position and results of operations will not reflect the acquisition as of and for the periods ended June 30, 2007.

The following provides financial highlights as of and for the three and six months ended June 30, 2008:

•
Total interest income increased approximately $1.8 million and $4.3 million or 16.2% and 20.2% when compared to the same three and six month periods ended a year earlier. This can be attributed to higher loan balances in connection with the acquisition of Business First as well as organic loan growth. At June 30, 2008 gross loan balances were approximately $199.0 million higher than a year ago. The Bank obtained approximately $120.8 million in new loan balances upon the acquisition of Business First.

•
Interest expense declined approximately $0.6 million and $0.2 million or 16.3% and 2.2% when compared to the same three and six month periods ended a year earlier. The declines in interest expense can be attributed in large part to the dramatic declines seen in the overnight Fed Funds rate during the first six months of 2008, leading Management to significantly re-price its deposits.

•
Net interest income increased approximately $2.3 million or 32.1% and $4.4 million or 30.9% when compared to the same three and six month periods ended a year earlier. The increase in net interest income is attributable in large part to the items mentioned above.

•
Non-interest income increased approximately $0.4 million or 26.2% and $0.6 million or 21.8% when compared to the same three and six month periods ended a year earlier. The quarter and year to date increases are largely attributable to increased service charges on deposit accounts stemming from the additional deposit relationships the Bank obtained from promotional activities during 2007 as well as the acquisition of Business First. Additionally, during the second quarter, the Bank recognized income in the approximate amount of $0.3 million related to the Visa, Inc. initial public offering.

•
Non-interest expenses increased approximately $1.9 million or 34.8% and $3.9 million or 34.3% from the same three and six month periods ended a year earlier. The increases in this category can be attributable in large part to higher salaries and employee benefits stemming from branch expansion and additional staff from the acquisition of Business First. Additionally, higher occupancy and equipment expenses contributed to the increase within this category as a result of branch expansion and the Business First acquisition.

•
The acquisition of Business First accounted for the addition of nearly $160.5 million in assets along with approximately $13.8 million in equity over that which was reported at June 30, 2007. It is because of these additional balances in addition to the additional loan loss provision the Bank booked during the second quarter of 2008, that return on average assets for the three and six months ended June 30, 2008 was 0.35% and 0.62%, respectively compared to 1.25% and 1.17% for the same periods ended a year earlier. Return on average equity was 3.84% and 6.66% for the three and six months ended June 30, 2008 compared to 13.84% and 12.99% for the same periods ended a year earlier.

•
The Company’s net interest margin for the three and six months ended June 30, 2008 was 5.28% and 5.31%, respectively. This, when compared to the 5.56% and 5.61% the Company reported for the same periods ended a year earlier, represents declines of approximately 28 and 30 basis points, respectively. The Company was able to mitigate margin compression by aggressively re-pricing its deposits and borrowings during the declining rate environment.

•
For the three and six months ended June 30, 2008 the Company’s operating efficiency ratio was 66.31% and 69.14%, respectively. This, when compared to the 64.32% and 66.55% the Company reported for the same periods ended a year earlier, represents increases of approximately 199 and 259 basis points, respectively. The increases in the efficiency ratio can be attributed in large part to the increases in non-interest expenses previously mentioned.

At June 30, 2008, total assets were $800.1 million. This represents an increase of approximately $54.5 million or 7.3% when compared to the $745.6 million reported at December 31, 2007.

•	Net loan balances were $649.9 million at June 30, 2008. This, when compared to the $605.3 million reported at the end of 2007, represents an increase of approximately $44.6 million or 7.4%.

•
Total deposit balances were $634.5 million at June 30, 2008, which represents a decline of approximately $10.3 million or 1.6% from the $644.8 million reported at December 31, 2007. The year to date decline in deposit balances can be attributable in large part to the dramatic decline in interest rates seen during the first half of 2008. As the Bank moved to match the declines in the overnight Fed Funds rate made by the Federal Open Market Committee (“FOMC”), we experienced declines in deposit balances, particularly with respect to non-core promotional deposit products and money market balances. See also “Deposits” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q for additional information related to deposits.

•
Federal Home Loan Bank and other borrowings were $71.5 million at June 30, 2008. When compared to the $8.0 million reported at the end of 2007, this represents an increase of approximately $63.5 million. The large increase in wholesale borrowing is attributed in large part to the strategy by Management to replace higher cost non-core deposits with lower cost FHLB borrowing.

•
At June 30, 2008, the allowance for loan losses was $8.1 million. As a percentage of total gross and non-performing loan balances, the allowance for loan losses was 1.23% and 60.18%, respectively. For the three and six month periods ended June 30, 2008, provision for loan losses was approximately $2.8 million and $3.0 million, respectively. When compared to the same periods ended a year earlier, this represents increases of approximately $2.6 million and $2.7 million, respectively. The increased provision of loan losses can be attributed in part to weakened economic conditions, increases in the balance of non-performing loans, as well as loans the Bank charged off during the second quarter of 2008.

•
As of June 30, 2008, the balance of loans placed on non-accrual status was approximately $13.4 million. This represents an increase of approximately $13.1 million from that reported at December 31, 2007. During the quarter, the Bank also moved to foreclose on real-estate securing a loan previously placed on non-accrual. The value of this property was recorded at $197 thousand as of June 30, 2008. See also “Non Performing Assets” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q for additional information related to non-performing assets.

Recent Developments

On October 12, 2007, the Company acquired Business First National Bank (“Business First”). Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of Heritage Oaks Bancorp. The consideration paid for Business First was approximately $19.5 million, consisting of approximately 75% common stock and 25% cash. Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash. Upon the acquisition, the Company issued 850,213 shares of common stock and $5.1 million in cash to the former shareholders of Business First. For additional information regarding the acquisition of Business First, see Note 1 to the consolidated financial statements filed on this Form 10-Q as well as Note 22 to the consolidated financial statements of the Company’s 2007 annual report filed on Form 10-K.

On September 20, 2007, the Company issued $5.2 million in Junior Subordinated Debt Securities (the “Debt Securities”) to Heritage Oaks Capital Trust III, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Company and are due and payable in September 2037. Interest is payable quarterly on these securities based on the five year SWAP rate (a rate that may be converted to a floating rate at a later date) plus 2.00% for an effective rate of 6.888%. Interest on the Debt Securities is fixed for five years and at the end of such time will convert to a floating rate of the five year SWAP rate plus 2.00%. The Company has the right under the Indenture to defer payment of interest on the Debt Securities at any time for a period not to exceed twenty consecutive quarterly periods (each an “Extension Period”) provided that no Extension Period may extend beyond the maturity of the Debt Securities. In the event the Company exercises the right to defer payment of interest on the Debt Securities, it may not declare or pay any dividends on its common stock. The Company presently has no intention to defer interest payments on the Debt Securities, and it considers the likelihood of such a deferral to be remote. The securities can be called at any time commencing on December 15, 2012, at par. The Company also purchased a 3.1% minority interest totaling $155 thousand in Heritage Oaks Capital Trust III. The balance of the equity of Heritage Oaks Capital Trust III is comprised of mandatorily redeemable preferred securities and is included in other assets. The company used the proceeds from the sale of the securities to assist in the acquisition in Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.

On May 11, 2007 the Company entered into a material definitive agreement to sell four of the Bank’s properties to First States Group, L.P. (“First States”) in a sale/leaseback transaction for $12.8 million. In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility under which the Bank will continue to utilize the properties for the normal course of business. Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term. Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms. As of June 30, 2008, the Bank makes monthly payments in the aggregate amount of $75 thousand to lease these facilities.

In connection with the sale of the properties mentioned, the Bank will recognize a gain of approximately $3.4 million. This gain will be recognized over a fifteen year period in accordance with SFAS No. 13 “Accounting For Leases.” For the three and six months ended June 30, 2008, the Bank recognized a gain of approximately $57 thousand or $33 thousand net of tax and $114 thousand or $67 thousand net of tax, respectively. This gain was recorded as an offset to rental expense for the period mentioned. In addition to deferring the gain on sale, the Bank recorded an income tax liability and a deferred tax asset in the approximate amounts of $1.4 million, directly related to the deferred gain on sale.

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

Stock Repurchases and Dividends

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock. As of June 30, 2008, the Company repurchased 53,500 shares of its common stock under the current plan. No repurchases were made during the first six months of 2008.

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

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:
	For the quarters ended
(dollars in thousands except share data)	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07	03/31/07	12/31/06	09/30/06

Return on average assets	0.35%	0.91%	1.11%	1.12%	1.25%	1.10%	1.24%	1.33%

Return on average equity	3.84%	9.55%	11.65%	12.09%	13.84%	12.10%	13.64%	14.43%

Average equity to average assets	9.14%	9.48%	9.49%	9.27%	9.02%	9.07%	9.11%	9.25%

Net interest margin	5.28%	5.33%	5.33%	5.44%	5.56%	5.66%	5.77%	6.02%

Efficiency ratio*	66.31%	72.17%	67.26%	66.89%	64.32%	68.89%	67.12%	65.31%

Average loans to average deposits	109.26%	103.64%	96.40%	95.79%	103.52%	108.23%	105.03%	97.15%

Net Income	$691	$1,675	$1,978	$1,628	$1,800	$1,510	$1,649	$1,733

Earnings Per Share:
Basic	$0.09	$0.22	$0.26	$0.24	$0.27	$0.23	$0.25	$0.26
Diluted	$0.09	$0.21	$0.25	$0.23	$0.26	$0.22	$0.24	$0.25
Outstanding Shares:
Basic	7,705,174	7,694,546	7,682,730	6,796,286	6,754,321	6,703,358	6,673,239	6,668,263
Diluted	7,830,390	7,851,831	7,887,206	7,013,070	7,027,090	6,936,239	6,928,273	6,924,357

* The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on the sale of investment securities.

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

Results of Operations

The Company’s earnings are highly influenced by changes in short term interest rates. The nature of the Company’s balance sheet can be summarily described as of short duration and asset sensitive. The balance sheet is of short duration because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and Prime interest rates. This was evidenced during the first six months of 2008, as the FOMC cut the overnight Fed Funds rate by 225 basis points. The result was sequential declines in interest income and interest expense in the first and second quarters of 2008 from that reported for the three months ended December 31, 2007. The Company has historically been asset sensitive, primarily due to its large volume of non-interest bearing demand deposit accounts which effectively never re-price. Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and, conversely, a reduction in short term interest rates will result in reduced net interest margin. However, during 2007 and the first half of 2008, the Bank engaged in promotional activities designed to attract lower cost core deposits. As a result of these promotions, the balance of floating rate money market accounts increased dramatically. This proved to be beneficial during the first and second quarters of 2008, as the Bank had the ability to re-price those funds in conjunction with the moves in interest rates made by the FOMC. The ability to rapidly re-price significant portions of the balance sheet allowed for a relatively stable net interest margin. For the three and six months ended June 30, 2008 the Bank’s net interest margin was 5.28% and 5.31%, respectively. This, when compared to the 5.33% reported for the first quarter of 2008 and fourth quarter of 2007, represents minimal declines of 5 and 2 basis points, respectively. Given that interest rates are considerably lower on a year over year basis, the net interest margin contracted approximately 28 and 30 basis points when compared to the same three and six month periods ended June 30th a year earlier.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and six months ended June 30, 2008 and 2007 reflect the impact of a rising rate environment that covered the majority of 2004 through the third quarter of 2007 as well as a dramatic decline in interest rates from the fourth quarter of 2007 through April of 2008.

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

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2008 over the same period ended in 2007, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates.
	For the three months ended			For the six months ended
	June 30, 2008 over 2007			June 30, 2008 over 2007
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans (1)	$2,722	$(1,204)	$1,518	$5,996	$(2,202)	$3,794
Investment securities taxable	293	49	342	465	73	538
Investment securities non-taxable (2)	13	(2)	11	21	-	21
Taxable equivalent adjustment (2)	(5)	1	(4)	(7)	-	(7)
Interest-bearing deposits	-	1	1	-	1	1
Federal funds sold	(39)	(78)	(117)	23	(104)	(81)

Net increase (decrease)	2,984	(1,233)	1,751	6,498	(2,232)	4,266

Interest Expense:
Savings, now, money market	20	(12)	8	1,030	(235)	795
Time deposits	289	(667)	(378)	1,122	(1,341)	(219)
Other borrowings	(1,004)	805	(199)	582	(1,189)	(607)
Long term borrowings	(108)	97	(11)	2	(123)	(121)

Net increase (decrease)	(803)	223	(580)	2,736	(2,888)	(152)

Total net increase (decrease)	$3,787	$(1,456)	$2,331	$3,762	$656	$4,418

(1)
Loan fees of $369 and $353 for the three months ending June 30, 2008 and 2007, respectively and $724 and $641 for the six months ending June 30, 2008 and 2007, respectively have been included in interest income computation.

(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and six month periods ended June 30, 2008 and 2007. The average balance of non-accruing loans has been included in loan totals.

	For the three months ending			For the three months ending
	June 30, 2008			June 30, 2007
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$281	4.29%	$3	$318	2.52%	$2
Investment securities taxable	46,594	5.26%	609	23,636	4.53%	267
Investment securities non-taxable	17,423	4.27%	185	16,621	4.30%	178
Federal funds sold	9,249	1.96%	45	13,198	4.92%	162
Loans (1) (2)	656,917	7.18%	11,732	469,719	8.72%	10,214
Total interest earning assets	730,464	6.92%	12,574	523,492	8.29%	10,823

Allowance for possible loan losses	(6,475)			(4,417)
Other assets	67,083			59,619

Total assets	$791,072			$578,694

Interest Bearing Liabilities:
Savings/NOW/money market	295,713	1.39%	1,020	181,654	2.23%	1,012
Time deposits	152,628	3.16%	1,199	133,377	4.74%	1,577
Other borrowings	92,825	2.45%	565	55,607	5.55%	769
Federal funds purchased	3,439	2.46%	21	1,130	5.68%	16
Long-term debt	13,403	5.40%	180	10,242	7.48%	191
Total interest-bearing liabilities	558,008	2.15%	2,985	382,010	3.74%	3,565
Demand deposits	152,927			138,696
Other liabilities	7,856			5,818
Total liabilities	718,791			526,524

Stockholders' Equity:
Common stock	46,291			29,833
Additional paid in capital	824			467
Retained earnings	25,129			21,801
Valuation allowance investments	37			69
Total stockholders' equity	72,281			52,170

Total liabilities and stockholders' equity	$791,072			$578,694

Net interest income			$9,589			$7,258
Net interest margin (3)		5.28%			5.56%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $369 and $353 for the three months ending June 30, 2008 and 2007, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield/Rate is annualized using actual number of days in period.

	For the six months ending			For the six months ending
	June 30, 2008			June 30, 2007
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$306	3.94%	$6	$318	3.17%	$5
Investment securities taxable	42,370	5.13%	1,081	23,924	4.58%	543
Investment securities non-taxable	17,273	4.30%	369	16,636	4.30%	355
Federal funds sold	8,631	2.61%	112	7,834	4.97%	193
Loans (1) (2)	640,449	7.48%	23,823	465,297	8.68%	20,029
Total interest earning assets	709,029	7.20%	25,391	514,009	8.29%	21,125

Allowance for possible loan losses	(6,339)			(4,299)
Other assets	64,924			58,630

Total assets	$767,614			$568,340

Interest Bearing Liabilities:
Savings/NOW/money market	299,808	1.69%	2,526	170,263	2.05%	1,731
Time deposits	153,334	3.64%	2,779	129,695	4.66%	2,998
Other borrowings	69,250	2.67%	918	56,420	5.44%	1,521
Federal funds purchased	3,824	2.94%	56	2,123	5.70%	60
Long-term debt	13,403	6.05%	403	13,352	7.91%	524
Total interest-bearing liabilities	539,619	2.49%	6,682	371,853	3.71%	6,834
Demand deposits	148,518			139,878
Other liabilities	8,051			5,218
Total liabilities	696,188			516,949

Stockholders' Equity:
Common stock	45,164			29,587
Additional paid in capital	768			419
Retained earnings	25,416			21,316
Valuation allowance investments	78			69
Total stockholders' equity	71,426			51,391

Total liabilities and stockholders' equity	$767,614			$568,340

Net interest income			$18,709			$14,291
Net interest margin (3)		5.31%			5.61%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $724 and $641 for the six months ending June 30, 2008 and 2007, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield/Rate is annualized using actual number of days in period.

The tables below set forth changes in average interest earning assets and their respective yields for the three and six month periods ending June 30, 2008 compared to the same periods ended in 2007.

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Time deposits with other banks	$281	$318	$(37)	-11.64%	4.29%	2.52%	1.77%
Investment securities taxable	46,594	23,636	22,958	97.13%	5.26%	4.53%	0.73%
Investment securities non-taxable	17,423	16,621	802	4.83%	4.27%	4.30%	-0.03%
Federal funds sold	9,249	13,198	(3,949)	-29.92%	1.96%	4.92%	-2.96%
Loans (1) (2)	656,917	469,719	187,198	39.85%	7.18%	8.72%	-1.54%

Total interest earning assets	$730,464	$523,492	$206,972	39.54%	6.92%	8.29%	-1.37%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $369 and $353 for the three months ending June 30, 2008 and 2007, respectively have been included in the interest income computation.

	Average Balance				Average Yield
	for the six months ending				for the six months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Time deposits with other banks	$306	$318	$(12)	-3.77%	3.94%	3.17%	0.77%
Investment securities taxable	42,370	23,924	18,446	77.10%	5.13%	4.58%	0.55%
Investment securities non-taxable	17,273	16,636	637	3.83%	4.30%	4.30%	0.00%
Federal funds sold	8,631	7,834	797	10.17%	2.61%	4.97%	-2.36%
Loans (1) (2)	640,449	465,297	175,152	37.64%	7.48%	8.68%	-1.20%

Total interest earning assets	$709,029	$514,009	$195,020	37.94%	7.20%	8.29%	-1.09%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $724 and $641 for the six months ending June 30, 2008 and 2007, respectively have been included in the interest income computation.

As of June 30, 2008, total earning assets were approximately $207.0 million higher than when reported a year earlier. The primary factor for the increase in interest earning assets can be attributed to the acquisition of Business First, organic loan growth, and the purchase of approximately $18.4 million in investment securities during the first six months of 2008. At June 30, 2008, Business First accounted for approximately $167.5 million and $158.7 million of the quarter and year to date increases in interest earning assets. Additionally, the Company continues to increase the loan portfolio organically with continued market penetration by a team of seasoned loan officers. Additions to the loan portfolio for the three and six months ending June 30, 2008 were achieved under the Company’s established loan policy.

For the three and six month periods ended June 30, 2008, the average yield on loans was 7.18% and 7.48%, respectively. This represents declines of 154 and 120 basis points from the 8.72% and 8.68% reported for the same periods ended a year earlier. As conditions in the credit markets and specifically the financial services industry have worsened over the last nine months, the FOMC has moved to cut the overnight Fed Funds rate in aggregate by 325 basis points since late in the third quarter of 2007. This has had a direct impact in the average yield of the loan portfolio, as corresponding declines in the Prime rate have brought yields in the portfolio down. The decline in the average yield of the loan portfolio is the primary contributory factor in the year over declines in the yield on earning assets. For the three and six month periods ended June 30, 2008, the yield on earning assets declined approximately 137 and 109 basis points, respectively when compared to the same periods ended a year ago.

Also contributing to the decline in the yield on earning assets were declines in the yield on federal funds sold of approximately 296 and 236 basis points for the three and six months ended June 30, 2008. The declines in the yield earned on federal funds sold are a direct result of the moves made by the FOMC since late in the third quarter to cut the overnight Fed Funds rate.

As evidenced in the tables above, the yield on taxable investment securities increased approximately 73 and 55 basis points for the three and six month periods ended June 30, 2008 when compared to the same periods ended a year earlier. During the first six months of 2008, the Bank purchased approximately $18.2 million in mortgage backed securities with yields somewhat higher than other securities in the portfolio, contributing significantly to the rise in yield of the portfolio overall. See also “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for additional discussion.

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three and six month periods ending June 30, 2008 compared to the same periods ended in 2007.

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Savings/NOW/money market	$295,713	$181,654	$114,059	62.79%	1.39%	2.23%	-0.84%
Time deposits	152,628	133,377	19,251	14.43%	3.16%	4.74%	-1.58%
Other borrowings	92,825	55,607	37,218	66.93%	2.45%	5.55%	-3.10%
Federal funds purchased	3,439	1,130	2,309	204.34%	2.46%	5.68%	-3.22%
Long term debt	13,403	10,242	3,161	30.86%	5.40%	7.48%	-2.08%

Total interest-bearing liabilities	$558,008	$382,010	$175,998	46.07%	2.15%	3.74%	-1.59%

	Average Balance				Average Rate
	for the six months ending				for the six months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Savings/NOW/money market	$299,808	$170,263	$129,545	76.09%	1.69%	2.05%	-0.36%
Time deposits	153,334	129,695	23,639	18.23%	3.64%	4.66%	-1.02%
Other borrowings	69,250	56,420	12,830	22.74%	2.67%	5.44%	-2.77%
Federal funds purchased	3,824	2,123	1,701	80.12%	2.94%	5.70%	-2.76%
Long term debt	13,403	13,352	51	0.38%	6.05%	7.91%	-1.86%

Total interest-bearing liabilities	$539,619	$371,853	$167,766	45.12%	2.49%	3.71%	-1.22%

At June 30, 2008 the balance of average interest bearing liabilities was approximately $176.0 million and $167.8 million higher than that reported for the same three and six month periods ended a year earlier. The primary factor contributing to the increase was the acquisition of Business First as well as promotions the Bank engaged in during the majority of 2007 and early 2008 designed to attract lower cost core deposits. This is evidenced by the $114.1 million or 62.8% and $129.5 million or 76.1% increases in Savings, NOW and Money Market account balances for the three and six month periods ended June 30, 2008 when compared to the same periods ended a year earlier. The quarter and year to date increases in interest bearing deposit balances, of approximately $75.8 million and $72.2 million can be attributed to core deposit balances the Bank obtained in the acquisition of Business First.

The average balance of floating rate deposits represented approximately 66.0% and 57.7% and 66.2% and 56.8% of total interest bearing deposit accounts for the three and six month periods ended June 30, 2008 and 2007 respectively. The increase in floating rate deposit balances allowed the Bank to re-price its interest bearing deposits more rapidly in conjunction with the moves in the over night Fed Funds made by the FOMC during the first six months of 2008. The ability to rapidly re-price these funds was a contributing factor in stabilizing the net interest margin at 5.28% and 5.31% for the three and six months ended June 30, 2008 when compared to the 5.33% reported for the three month periods ended March 31, 2008 and December 31, 2007. The declines in the average rates paid on interest bearing liabilities for the three and six month periods ended June 30, 2008 when compared to the same periods ended a year earlier can be attributed almost exclusively to the 325 basis point decline in the overnight Fed Funds rate since late in the third quarter of 2007.

Non-Interest Income

The tables below set forth changes in non-interest income for the three and six month periods ended June 30, 2008 compared to the same periods ended in 2007.

	For the three months ended
	June 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Service charges on deposit accounts	$837	$684	$153	22.4%
ATM/Debit Card transaction/interchange fees	218	201	17	8.5%
Bancard	70	59	11	18.6%
Mortgage origination fees	83	110	(27)	-24.5%
Earnings on bank owned life insurance	119	107	12	11.2%
Gain on sale of investment securities	37	-	37	0.0%
Other	392	230	162	70.4%

Total non-interest income	$1,756	$1,391	$365	26.2%

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Service charges on deposit accounts	$1,609	$1,295	$314	24.2%
ATM/Debit Card transaction/interchange fees	413	378	35	9.3%
Bancard	113	117	(4)	-3.4%
Mortgage origination fees	249	259	(10)	-3.9%
Earnings on bank owned life insurance	231	213	18	8.5%
Gain on sale of investment securities	37	-	37	0.0%
Other	543	361	182	50.4%

Total non-interest income	$3,195	$2,623	$572	21.8%

Non-interest income increased approximately $365 thousand or 26.2% and $572 thousand or 21.8% for the three and six month periods ended June 30, 2008 when compared to the same periods ended a year earlier. As evidenced in the tables above, one of the primary factors behind the overall increase in non-interest income can be attributed to higher service charges on deposit accounts. Of the quarter and year to date increases in this category, approximately $94 thousand and $229 thousand can be attributed to the acquisition of Business First. The additional deposit relationships obtained resulting from the promotional activities the Bank engaged in during the majority of 2007 and early 2008 have also contributed to the year over year increase within this category.

The primary factor behind the year over year increase in debit card interchange income can be attributed to the acquisition of Business First, the additional accounts the Bank added over the prior year related to promotional activities, and a stronger emphasis being placed on customer debit card usage.

Other non-interest income for the three and six months ended June 30, 2008 increased approximately $162 thousand and $182 thousand, respectively. The primary factor behind the year over year increases in this category can be attributed to proceeds the Bank received from the Visa, Inc. initial public offering in the approximate amount of $272 thousand.

Mortgage origination fee income was approximately $27 thousand and $10 thousand lower for the three and six months ended June 30, 2008, when compared to the same periods ended a year earlier. Origination volumes declined during the second quarter of 2008, as concerns over the values of real-estate, a rise in interest rates when compared to the first quarter, and buyers being less eager to purchase homes led to weaker volumes. However, the decline in interest rates on a year over year basis has contributed to the number of home owners seeking to re-finance. This was evidenced in the first quarter of 2008, contributing greatly to the minimal decline in volumes the Bank saw on a year to date basis when compared to a year ago. Additionally, since the fourth quarter of 2007, the Bank has moved to strengthen the origination team with additional high quality, seasoned professionals. Management believes these additions will help to strengthen the Bank’s position to become one of the preferred originators within its current market footprint.

The table below illustrates the change in the number and total dollar volume of mortgage loans originated during the three and six months ended June 30, 2008 when compared to the same periods ended in 2007.

	For the three months ended June 30,
(dollars in thousands)	2008	2007	Variance
Dollar volume	$12,973	$14,477	-10.4%

Number of loans	38	43	-11.6%

	For the six months ended June 30,
(dollars in thousands)	2008	2007	Variance

Dollar volume	$29,377	$29,620	-0.8%

Number of loans	83	84	-1.2%

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and six month periods ended June 30, 2008 compared to the same periods ended in 2007.

	For the three months ended
	June 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Salaries and employee benefits	$4,021	$3,194	$827	25.9%
Occupancy and equipment	1,129	706	423	59.9%
Data processing	672	571	101	17.7%
Advertising and promotional	235	213	22	10.3%
Regulatory fees	117	28	89	317.9%
Other professional fees and outside services	311	281	30	10.7%
Legal fees and other litigation expense	26	18	8	44.4%
Loan department costs	39	28	11	39.3%
Stationery and supplies	105	78	27	34.6%
Director fees	80	77	3	3.9%
Core deposit intangible amortization	215	88	127	144.3%
Other	548	281	267	95.0%

Total non-interest expense	$7,498	$5,563	$1,935	34.8%

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Salaries and employee benefits	$8,247	$6,444	$1,803	28.0%
Occupany and equipment	2,268	1,421	847	59.6%
Data processing	1,326	1,105	221	20.0%
Advertising and promotional	481	427	54	12.6%
Regulatory fees	225	55	170	309.1%
Other professional fees and outside services	597	625	(28)	-4.5%
Legal fees and other litigation expense	63	46	17	37.0%
Loan department costs	71	70	1	1.4%
Stationery and supplies	224	172	52	30.2%
Director fees	158	147	11	7.5%
Core deposit intangible amortization	430	177	253	142.9%
Other	1,028	567	461	81.3%

Total non-interest expense	$15,118	$11,256	$3,862	34.3%

•	Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and six months ended June 30, 2008 when compared to the same periods ended in 2007. The primary factor driving the increase within this category can be attributed to the acquisition of Business First. Of the quarter and year to date increases within this category, approximately $507 thousand and $1,128 thousand can be attributed to acquired staff costs. Additionally, the Bank opened a new full service branch in the town of San Miguel, which has also contributed to the increase within this category.

•	Occupancy and Equipment

Expenses related to occupancy and equipment increased significantly for the three and six months ended June 30, 2008 when compared to the same periods ended a year earlier. Late in the second quarter of 2007, the Bank sold four of its properties in a sale-leaseback transaction. While this contributed significantly to the year over year increase in occupancy and equipment expenses, the Bank benefited to the extent that approximately $12.8 million in additional liquidity was available for investment in earning assets. Additionally, the addition of two branches related to the acquisition of Business First contributed to the increase with this category. For the three and six months ended June 30, 2008 the additional expense incurred within this category attributable to Business First was approximately $201 thousand and $415 thousand, respectively. Additionally, the opening of a new branch in the town of San Miguel, as previously mentioned, also contributed to the quarter and year to date increases within this category.

•	Data Processing

Expenses within this category increased approximately $101 thousand and $221 thousand for the three and six month periods ended June 30, 2008 when compared to the same period ended a year earlier. The primary factor behind the increase within this category can be attributed to higher transaction processing volumes related to the acquisition of Business First. Also, the additional deposit relationships the Bank obtained over the last year have also contributed to the increase within this category.

•	Regulatory Fees

For the three and six months ended June 30, 2008 regulatory fees increased approximately $89 thousand and $170 thousand, respectively. During 2007 the Bank received a one-time assessment credit under the Federal Deposit Insurance Reform Act of 2005 to recognize its past contributions to the insurance fund. It is the absence of this one-time credit during the three and six months ended June 30, 2008 that contributed substantially to the year over year increases within this category.

•	Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First the Company booked CDI in the approximate amount of $3.8 million. The remaining balance of this intangible will be amortized over a six year period. For the three and six months ended June 30, 2008 CDI amortization was approximately $127 thousand and $253 thousand higher than that reported for the same periods ended in 2007. Of the quarter and year to date increases approximately $119 thousand and $239 thousand can be attributed to the acquisition of Business First.

•	Provision for Income Taxes

For the three and six month periods ended June 30, 2008, the provision for income taxes was 35.5% and 37.3% of pre tax income. For the same periods ended a year earlier, the provision for income taxes was 38.3% and 38.1% of pre tax income.

Financial Condition Analysis

At June 30, 2008 total assets were $800.1 million compared to $745.6 million at December 31, 2007. This represents an increase of $54.5 million or approximately 7.3%. During the first six months of 2008, the Bank saw gross loan growth in the approximate amount of $46.6 million. The majority of the increase in loan balances can be attributed to increases in the commercial and industrial and land segments of the portfolio.

The Bank also saw declines in deposit balances during the first six months of 2008 and consequently lower balances of Federal Funds sold and higher balances of Federal Home Loan Bank borrowing. The large decline in the overnight Fed Funds rate during the first quarter prompted the Bank to reduce the rate paid on its interest bearing deposits and as a result total deposit balances declined approximately $10.3 million or 1.6% from the balance reported at December 31, 2007. During the second quarter of 2008, the Bank purchased approximately $30.0 million in brokered deposits in an effort to rely less on Federal Home Loan Bank borrowing. Net of brokered deposits, total deposits declined approximately $40.3 million from that reported at December 31, 2007. For the quarter, total deposits, net of brokered, increased approximately $14.1 million.

Loans

At June 30, 2008, total gross loan balances were $659.8 million. This represents an increase of approximately $46.6 million or 7.6% from the balance reported at December 31, 2007. As previously mentioned, the primary factor behind the year to date increase in total gross loans can be attributed to higher commercial and industrial and land loan balances in the approximate amount of $45.0 million.

The table below sets forth changes from December 31, 2007 to June 30, 2008 for the composition of the loan portfolio:

	June 30,	December 31,	Variance
(dollars in thousands)	2008	2007	dollar	percentage
Real Estate Secured:
Multi-family residential	$14,457	$12,779	$1,678	13.13%
Residential 1 to 4 family	26,466	24,326	2,140	8.80%
Home equity lines of credit	19,220	17,470	1,750	10.02%
Commercial	268,612	274,266	(5,654)	-2.06%
Farmland	10,652	11,557	(905)	-7.83%
Commercial:
Commercial and industrial	154,456	133,981	20,475	15.28%
Agriculture	12,747	11,367	1,380	12.14%
Other	814	732	82	11.20%
Construction:
Single family residential	9,708	10,239	(531)	-5.19%
Single family residential - Spec.	16,565	18,718	(2,153)	-11.50%
Tract	2,317	1,664	653	39.24%
Multi-family	9,482	9,054	428	4.73%
Hospitality	21,401	16,784	4,617	27.51%
Commercial	27,565	30,677	(3,112)	-10.14%
Land	55,555	31,064	24,491	78.84%
Installment loans to individuals	7,792	7,977	(185)	-2.32%
All other loans (including overdrafts)	2,003	562	1,441	256.41%

Total loans, gross	659,812	613,217	46,595	7.60%

Deferred loan fees	1,756	1,732	24	1.39%
Reserve for possible loan losses	8,128	6,143	1,985	32.31%

Total loans, net	$649,928	$605,342	$44,586	7.37%

Loans held for sale	$1,246	$902	$344	38.14%

•	Real-Estate Secured

Real-Estate secured loan balances declined approximately $1.0 million from that reported at December 31, 2007. Contributing to the overall decline were lower commercial real-estate balances. This is primarily the result of several large loan pay-downs during the second quarter totaling approximately $7.7 million. Additionally, several other loans in amounts less than $1.0 million were also paid down during the quarter. Mitigating the decline, were the funding of several new loans in amounts between $0.5 million and $1.0 million during the quarter.

Hotel loans disbursed are not considered a concentration with balances of approximately $50.5 million, representing 75.6% of the Bank’s Tier I capital. However, there are several hotel construction and land loans that increase total outstanding balances to $75.7 million as well as un-disbursed commitments of approximately $16.8 million, which in aggregate represent a concentration at 138.6% of the Bank’s Tier I capital. These loans are made to clients throughout our market area and have historically performed in a satisfactory manner.

As of June 30, 2008, approximately $139.2 million or 40.9% of real-estate secured loans are considered owner occupied.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The project is 100% complete and fully leased. The letter of credit will expire in September 2009.

•	Commercial

Loans within this category increased $21.9 million or 15.0% from the year ended December 31, 2007. Increases in commercial and industrial loan balances in the approximate amount $20.5 million are the primary factor behind the increase within this category. During the first six months of 2008, the Bank funded thirteen new loans in excess of $1.0 million within this category with an aggregate balance of approximately $26.4 million, with the majority of these fundings taking place during the second quarter.  Additionally, many other smaller loans with balances of $0.5 million or less were made during the first six months of the year. New loans within this category were made to medical groups, contractors, hotel operators, farmers and others within the Bank’s primary market area. At June 30, 2008, the aggregate balance of loans within this category was approximately $168.0 million, representing 251.8% of the Bank’s Tier I Capital. Additionally, approximately $1.0 million of commercial loans were SBA guaranteed at June 30, 2008.

•	Construction

At June 30, 2008, construction loan balances were approximately $87.0 million or $0.1 million less than that reported at December 31, 2007. During the second quarter, loan pay-downs out paced new fundings as the Bank has become very selective in the loans it originates within this category. During the first six months of the year the Bank funded approximately $5.1 million of new loans within this category and at the same time saw several sizable pay-offs in the aggregate amount of $6.6 million. At June 30, 2008, total construction balances represented 130.5% of the Bank’s Tier I Capital. Un-disbursed commitments within this category totaled approximately $49.2 million and when combined with disbursed represent 204.3% of the Bank’s Tier I Capital. As of June 30, 2008, approximately $22.3 million or 25.6% of the construction portfolio is considered owner occupied. Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

During the second quarter of 2008, the Bank placed approximately $9.2 million in single family spec construction loans on non-accrual status. The Bank also charged-off approximately $206 thousand in construction balances. For a more detailed discussion related to the loans the Bank has placed on non-accrual status, please see “Non Performing Assets” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q. The Bank continues to closely monitor this segment of the loan portfolio for additional signs of deterioration and has devoted additional resources to this effort.

•	Land

At June 30, 2008 the balance of loans within this category was approximately $55.6 million. When compared to the $31.1 million reported at December 31, 2007, land balances increased approximately $24.5 million. The year to date increase within this category can be attributed in large part to the funding of six loans in excess of $1.0 million with an aggregate balance of $18.1 million. Two of the largest new loans made within this category consist of loans for residential tract developments in the aggregate amount of $13.4 million. These projects are located in the California Central Valley in Kern County. One project is approved for 314 single family lots. This project, located in Bakersfield, California, has also been approved for approximately 8.6 acres of commercial development and 13.5 acres for recreational purposes. The project was funded in the first quarter of 2008 and has an approximate loan to value of 50.0%, based on an appraisal conducted earlier in the year. The borrower is in the process of grading the project site and anticipates cash flow will be obtained in this process from the excavation of rock at the site that will later be sold. The Bank anticipates the cash flow obtained from the grading/excavation of the site will be used to pay-down the loan and that the borrower will begin to see cash flow from the project early in the third quarter. At June 30, 2008, the balance of this loan was approximately $10.6 million, with approximately $1.6 million un-disbursed. The second project, located in McFarland, California, consists of 17 finished homes, 38 finished lots and is the only new housing development in its area. The purpose of the project is to provide affordable housing to a market that generally consists of renters. This loan funded in March 2008 at approximately $4.1 million and has subsequently been paid down by approximately $1.4 million from proceeds of sold homes. The borrower is actively marketing the remaining finished homes and sales continue to occur at a rate of two homes per month. Currently there are four homes under contract to be sold within the third quarter of 2008. The Bank anticipates the additional sale of these homes to further reduce the outstanding balance of this loan. Although the Bank continues to closely monitor both of these particular loans, the borrowers have continued to perform under the contractual terms of their respective loan agreements. At June 30, 2008, land balances combined with un-disbursed commitments totaled approximately $61.1 million or 91.6% of the Bank’s Tier I Capital. Additionally, as of June 30, 2008, approximately $10.8 million or 19.4% of the land portfolio was considered owner occupied.

•	Installment

At June 30, 2008, the balance of installment loans was approximately $7.8 million. This, when compared to the $8.0 million reported at December 31, 2007, represents a decline of approximately $0.2 million. Installment loans include revolving credit plans, consumer loans, Money Plus loans, as well as credit card balances obtained in the acquisition of Business First.

•	Loans Held For Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days. At June 30, 2008 and December 31, 2007 mortgage correspondent loans (loans held for sale) totaled approximately $1.2 million and $0.9 million, respectively.

•	Foreign Loans

At June 30, 2008, the Bank had no foreign loans outstanding.

•	Summary of Market Condition

The local residential real-estate market came under significant pressure during 2007 and continues to remain under pressure thus far in 2008. The market was negatively impacted by rising interest rates during the majority of 2007, negative sentiment surrounding market values of real-estate, an over supply of newly constructed homes and inflationary pressures. As more and more home owners began to see interest rate resets on adjustable rate mortgages, the number of non-performing loans and defaults began to rise in the industry as a whole. This trend has continued thus far in 2008. These factors eventually led to the tightening of credit and further downturn in real-estate markets. Sales of single family homes have significantly fallen year over year in the Company’s market area and California as a whole, with recent indications showing price declines of close to 20%. The Bank continues to employ stringent lending standards and remains very selective with regard to any additional real-estate construction and land loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment. Along with other segments in the real-estate environment, commercial real-estate prices in the Company’s market area have experienced some pressure during 2008, though not to the extent of the residential real-estate market. During 2007 the demand for business and professional properties in the Company’s market area remained relatively strong, with low vacancies, competitive loan rates, and many investors seeking exchange properties. This helped to provide some insulation against a significant downturn in prices as well as the volume of sales. Demand for these properties have experienced little to moderate pressure thus far in 2008, and vacancy rates, in some of the Company’s market areas, appear to be increasing with respect to retail and office segments. Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, for the last three years were as follows: 5.5% to 6.5% in 2005, 5.0% to 6.5% in 2006, and 6.0% to 7.0% in 2007.

Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we are not completely immune from the effects of a slowdown on a state or national level. As the availability of credit significantly diminished and the effects of inflation as well as interest rate resets on mortgages placed more pressure on borrowers throughout the U.S. economy, the ability of consumers to satisfy outstanding obligations to the financial sector has begun to languish. We believe that within certain areas of our local economy these more macro level concerns have started to become more evident, specifically with respect to real-estate development in the single family residential market. This has no doubt had an impact on the level of and type of loans the Bank has placed on non accrual during the first six months of 2008. However, the desirability of the Company’s market footprint and diversity of the loan portfolio, we believe will continue to provide some insulation against a significant slowdown in growth relative to many other areas within California. Additionally, the Company has devoted considerable resources to the monitoring of credits within the loan portfolio in order to take any appropriate steps when and if necessary to mitigate any material adverse impact the slowing of the single family residential and commercial real-estate markets may have on the Bank overall.

The following table provides a break-down of the Bank’s construction, land, and real-estate secured loan portfolios as of June 30, 2008:

	June 30, 2008				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Tier 1	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Capital	of Loans	Loan
Construction:
Single family residential	$9,708	$7,560	$17,268	12.7%	25.9%	25	$1,396
Single family residential - Spec.	16,565	7,046	23,611	17.3%	35.4%	15	2,551
Tract	2,317	455	2,772	2.0%	4.2%	5	539
Multi-family	9,482	9,867	19,349	14.2%	29.0%	7	3,650
Commercial	27,565	7,798	35,363	26.0%	53.0%	30	4,000
Hospitality	21,401	16,468	37,869	27.8%	56.8%	5	10,891

Total construction	$87,038	$49,194	$136,232	100.0%	204.3%	87	$23,027

Land:
Single family residential	$8,896	$-	$8,896	14.6%	13.3%	24	$1,400
Single family residential - Spec.	1,073	240	1,313	2.1%	2.0%	6	400
Tract	31,408	5,059	36,467	59.7%	54.7%	10	10,609
Multi-family	1,393	69	1,462	2.4%	2.2%	3	675
Commercial	8,978	174	9,152	15.0%	13.7%	18	1,500
Hospitality	3,807	-	3,807	6.2%	5.7%	3	2,340

Total land	$55,555	$5,542	$61,097	100.0%	91.6%	64	$16,924

Real-Estate Secured:
Retail	$41,088	$1,569	$42,657	11.4%	63.9%	64	$3,323
Professional	72,069	2,425	74,494	20.1%	111.7%	107	8,597
Hospitality	50,450	362	50,812	13.7%	76.2%	40	5,251
Multi-family	14,457	1,029	15,486	4.2%	23.2%	19	4,809
Home equity lines of credit	19,220	21,995	41,215	11.1%	61.8%	266	865
Residential 1 to 4 family	26,466	1,365	27,831	7.5%	41.7%	87	2,769
Farmland	10,652	645	11,297	3.0%	16.9%	26	1,937
Healthcare / medical	16,785	-	16,785	4.5%	25.2%	34	2,176
Restaurants / food establishments	7,978	94	8,072	2.2%	12.1%	15	2,554
Commercial	67,123	996	68,119	18.4%	102.1%	111	4,750
Other	13,855	594	14,449	3.9%	21.7%	29	3,380

Total real-estate secured	$340,143	$31,074	$371,217	100.0%	556.5%	798	$40,411

The following table provides a break-down for some of the Bank’s largest segments of the loan portfolio: commercial real-estate secured, construction, and land by region as of June 30, 2008:

	Commercial
	Real Estate
Geographic Distribution	Secured	Construction	Land

Northern San Luis Obispo County	28.1%	41.8%	23.5%
Southern San Luis Obispo County	16.5%	15.2%	19.9%
Coastal Regions - San Luis Obispo County	9.2%	7.2%	2.3%
Northern Santa Barbara County	21.1%	12.8%	2.9%
Southern Santa Barbara County	19.2%	13.4%	14.5%
Other	5.9%	9.6%	36.9%

Totals	100.0%	100.0%	100.0%

Non Performing Assets

The Bank’s Management is responsible for monitoring loan performance, which is done through various methods, including a review of loan delinquencies and personal knowledge of customers. Additionally, the Bank maintains both a “watch” list of loans that, for a variety of reasons, Management believes require regular review as well as an internal loan classification process. Annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank. A list of delinquencies, the watch list, loan grades and the outside loan review are reviewed regularly by the Bank’s Board of Directors.

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

However, if a loan’s credit quality deteriorates to the point that collection of principal is believed by Management to be doubtful and the value of collateral securing the obligation is sufficient, the Bank generally takes steps to protect and liquidate the collateral. Any loss resulting from the difference between the loan balance and the fair market value of the property is recognized by a charge to the reserve for loan losses. When the property is held for sale after foreclosure, it is subject to a periodic appraisal. If the appraisal indicates that the property will sell for less than its recorded value, the Bank recognizes the loss by a charge to non-interest expense.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. As of June 30, 2008, the Bank had one such loan with an approximate balance of $93 thousand that was 90 days past due and still accruing. Loans on non-accrual status totaled $13.4 million at June 30, 2008 compared to $1.5 million at March 31, 2008 and $0.3 million at December 31, 2007. In May 2008, the Company reported in an 8-K filing with the Securities and Exchange Commission, an increase in non-accrual loans of approximately $11.0 million. All loans on non-accrual are carried at fair value pursuant to SFAS No. 114. As of June 30, 2008, non-accruing loans consist of the following:

•
Nine loans in the approximate amount of $10.4 million to three borrowers all representing single family spec construction loans located in various costal communities along the Central Coast of California.

•	Five loans in the approximate amount of $2.3 million all secured by commercial real-estate and single family residences.

•	Eight loans in the approximate amount of $0.7 million to five borrowers that are collateralized by various business assets and personal collateral.

Credit quality is consistently monitored and Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitoring those credits. During the second quarter of 2008, the Bank formed a “Special Assets” division to oversee all problem credits and to aid in the identification of any additional credits that exhibit signs of deterioration.

Interest income that would have been recognized on non-accruing loan balances if they had performed in accordance with the terms of the loans was approximately $276 thousand and $65 thousand at June 30, 2008 and December 31, 2007, respectively.

During the second quarter of 2008, the Bank moved to foreclose on a commercial real-estate loan that was placed on non-accrual status during the first quarter. The value of the asset that was securing the loan was valued at approximately $197 thousand and is reflected in the Company’s financial statements as other real estate owned (“OREO”). No additional charge off was required at the time the asset moved into OREO. In addition, the Bank moved to foreclose on property securing an installment loan previously placed on non-accrual status during the first quarter. This loan had a balance of approximately $50 thousand of which $20 thousand was charged off at foreclosure. The value of this property is reflected in the Company’s financial statements under other assets. Subsequent to the closing of the quarter and the date of the financial statements filed on this Form 10-Q, the Bank received a cash offer to sell the foreclosed property in July and on July 21, 2008 the Bank closed on the sale and recorded a net recovery of approximately $15 thousand.

At June 30, 2008, non-performing assets were approximately $13.7 million, or 1.71% of total assets. When compared to the $0.3 million or 0.05% of total assets reported at December 31, 2007, this represents an increase of approximately $13.4 million. As previously mentioned the increase in non performing assets can be attributed in large part to nine single family spec construction loans placed on non accrual during the second quarter of 2008.

At June 30, 2008, the allowance for loan losses was approximately $8.1 million, or 1.23% of total gross loans. This, when compared to the $6.1 million or 1.00% of total gross loans reported at December 31, 2007, represents an increase of approximately $2.0 million. The year to date change in the allowance can be attributed to net charge offs in the amount of $1.0 million as well as additions to the allowance in the amount of $3.0 million. During the second quarter of 2008, the Bank wrote down the values of certain loans previously placed on non accrual status. This, in conjunction with the weakened economic environment, as well as the large year to date increase in non accrual balances, prompted the Bank to make substantial additions to the allowance during the second quarter of 2008. As of June 30, 2008, Management believes that the allowance for loan losses is prudent and warranted, based on information currently available.

The following table provides a summary of non-performing assets at June 30, 2008 compared to December 31, 2007 as well as key asset quality ratios:

	June 30,	December 31,
(dollars in thousands)	2008	2007

Loans delinquent 90 days or more and still accruing	$93	$-

Non Accruing Loans:
Real-estate secured	1,564	261
Commercial	1,236	62
Construction	10,009	-
Land	591	-
Installment loans	14	15

Total non-accruing loans	$13,414	$338

Other real-estate owned	$197	$-

Total non-performing assets	$13,704	$338

Ratio of allowance for credit losses to total gross loans	1.23%	1.00%

Ratio of allowance for credit losses to total non-performing loans	60.18%	1817%

Ratio of non-performing loans to total gross loans	2.05%	0.06%

Ratio of non-performing assets to total assets	1.71%	0.05%

Total Cash and Cash Equivalents

Total cash and due from banks was $43.0 million and $46.4 million at June 30, 2008 and December 31, 2007, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. Additionally, lower deposit balance during the first quarter of 2008 when compared to that reported at December 31, 2007 have contributed to fewer Federal Funds sold.

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

The table below sets forth the change in balances of other earning assets as of June 30, 2008 from that reported at December 31, 2007.

	June 30,	December 31,	Variance
(dollars in thousands)	2008	2007	dollar	percentage

Federal Home Loan Bank stock	$5,401	$3,045	$2,356	77.37%
Available-for-sale securities	57,064	47,556	9,508	19.99%
Federal funds sold	15,660	23,165	(7,505)	-32.40%
Interest bearing deposits other financial institutions	131	330	(199)	-60.30%

Total other earning assets	$78,256	$74,096	$4,160	5.61%

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

At June 30, 2008, total other earning assets increased approximately $4.2 million from that reported at December 31, 2007, due primarily to increases in available for sale securities and Federal Home Loan Bank stock. The increase in the balance of Federal Home Loan Bank stock can be attributable to the year to date increases in Federal Home Loan Bank borrowing, resulting from lower deposit balances. The decline in the balance of Federal Funds sold can also be attributed to lower deposit balances, resulting in fewer excess funds available for overnight investment. Additionally, the amount of Federal Funds sold can vary widely on a daily basis depending on the cash position of the bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity, and loan funding needs.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders’ equity. At June 30, 2008, net unrealized losses in the portfolio were $957 thousand or $563 thousand, net of tax. This, when compared to the net unrealized gain of approximately $313 thousand or $184 thousand, net of tax the portfolio had at December 31, 2007, represents a decline in market value of approximately $1,270 thousand or $747 thousand, net of tax. The decline in the market value can be attributed in large part to continued concerns surrounding mortgage related securities as well as increases in market interest rates during the later part of the second quarter of 2008. In addition to changes in market values, the year to date change in the securities portfolio can be attributed to purchases in the amount $18.4 million, proceeds from principal reduction in mortgage-backed securities in the amount of $5.2 million, as well as sales and maturities totaling $2.5 million.

During the second quarter of 2008, the Bank sold two mortgage backed securities with total proceeds of approximately $1.5 million. In connection with this sale the Bank recognized a gain of approximately $37 thousand or $22 thousand net of tax.

During the third and fourth quarters of 2007, fixed income markets saw a significant re-pricing of credit risk, which caused the values of certain classes of fixed income instruments to fall, specifically those related to Collateralized Debt Obligations (“CDO”) and Mortgage-Backed Securities (“MBS”). Concerns surrounding these asset classes continued to overhang the market during the first half of 2008 and the Bank’s securities portfolio was not completely immune to market fluctuations.

As part of the acquisition of Business First, the Bank acquired five whole loan CMO (“Collateralized Mortgage Obligation”) securities with a remaining principle balance of approximately $4.0 million and a net unrealized loss of approximately $150 thousand or $88 thousand net of tax. Additionally, the Bank purchased four additional whole loan CMOs in the approximate amount of $17.0 million in the first six months of 2008. Management performs extensive review of the underlying collateral for these securities, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. At June 30, 2008, the market value of these securities had a net unrealized loss of approximately $753 thousand or $443 thousand net of tax.

At June 30, 2008, other than the nine whole loan CMOs discussed in the paragraph above, the remaining MBS and CMOs in the Bank’s investment portfolio were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”). These securities carry the guarantee of the issuing agencies.

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

Deposits and Borrowed Funds

The table below sets forth the change in the various categories of deposits from December 31, 2007 to June 30, 2008:

					% of Total
	June 30,	December 31,	Variance		Deposits
(dollars in thousands)	2008	2007	dollar	percentage	6/30/08

Non-interest bearing demand	$168,589	$153,684	$14,905	9.70%	26.6%
Interest bearing demand	83,387	69,558	13,829	19.88%	13.1%
Savings	23,067	41,599	(18,532)	-44.55%	3.6%
Money market	187,345	206,754	(19,409)	-9.39%	29.5%
Time deposits of $100 or more	79,756	75,966	3,790	4.99%	12.6%
Time deposits under $100	92,374	97,247	(4,873)	-5.01%	14.6%

Total deposits	$634,518	$644,808	$(10,290)	-1.60%	100.0%

Acquisition of core deposits has remained the single biggest challenge facing the Company. Still, the Company has been able to increase deposits on a year over year basis due to the acquisition of Business First, a well planned marketing strategy, and incentive based compensation that has been in place for several years. Like all good strategies, this one is fluid and is subject to the changing dynamics within the Company’s balance sheet and staffing along with changes in its primary market area.

At June 30, 2008, total deposit balances were approximately $10.3 million lower than that reported at December 31, 2007. The moves by the FOMC during the first half of 2008 to cut the overnight Fed Funds rate by an aggregate 225 basis points has had a direct impact on the Bank’s total deposit balances. The Bank moved aggressively to lower rates paid on interest bearing accounts in response to the actions taken by the FOMC and as a result, we began to see some expected deposit run-off. In particular, deposit run-off was most evident in time deposit balances. Contributing to the year to date decline in time deposits was the call of approximately $10.7 million in higher cost brokered funds the Bank assumed upon the acquisition of Business First. However, during the second quarter of 2008, the Bank purchased approximately $30.0 million in brokered deposits, which is fully reflected in the table above. The Bank purchased these funds in an effort to rely less on Federal Home Loan Bank borrowings and to maintain an appropriate mix of secondary funding. Net of brokered funds, total time deposit balances declined approximately $31.1 million during the first six months of 2008 and increased approximately $10.3 million over that reported at March 31, 2008. Declines in savings and money market balances, resulting from the re-pricing of deposits, also contributed to the year to date decline in total deposit balances. Mitigating the decline in overall deposits were increases in non-interest and interest bearing demand balances. Increases in these categories can be attributed in part to increased balances of those deposits classified as public funds as well as promotions the Bank currently has in place to attract lower cost core deposits. Management has been keenly aware of the need for lower cost core deposits in order to rely less on secondary funding sources, but has chosen not to engage in irrational deposit pricing in an effort to not only maintain the net interest margin, but also to build a deposit base based on customer relationship.

As of June 30, 2008, core deposit balances (demand, savings, and money market) represented 72.9% of total deposits compared to 73.1% of total deposits at December 31, 2007. Non-interest bearing demand accounts represent approximately 26.6% of total deposits at June 30, 2008. Of this balance, approximately $22.7 million consist of deposit relationships that the Bank considers to be volatile in nature. This when compared to the $15.7 million reported at December 31, 2007, represents an increase of approximately $7.0 million. The customers that hold these deposits engage in mortgage related activities. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material change in balances held by these customers is reflected in the balance of Federal Funds sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are aware that as conditions in the mortgage market change, these relationships will be impacted. Additionally, the Bank closely monitors three additional deposit relationships that it also considers to be volatile. At June 30, 2008, the balances of these accounts were approximately $45.5 million. This when compared to the $42.6 million reported at December 31, 2007, represents an increase of approximately $2.9 million. At June 30, 2008, two of these accounts are classified as money market accounts with balances of approximately $28.9 million, while the other is classified as an interest bearing demand account with a balance of approximately $16.5 million and is considered public funds.

Additionally, the Bank has a policy in place that permits the purchase of brokered funds as a secondary source for funding. This policy permits the Bank to purchase brokered funds in an amount not to exceed 10% of total assets. As previously mentioned, the Bank purchased approximately $30.0 million in brokered funds during the second quarter of 2008.

The following table provides a summary of the Federal Home Loan Bank (“FHLB”) borrowings the Bank had as of June 30, 2008:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$22,500	2.16%	Fixed	9/22/08
10,000	2.85%	Fixed	1/26/09
10,000	2.60%	Fixed	2/6/09
4,000	4.93%	Fixed	2/27/09
25,000	2.57%	Variable/Fixed	6/22/09

$71,500	2.62%

As evidenced in the table above, the balance of FHLB borrowing as of June 30, 2008 was $71.5 million. This represents an increase of approximately $63.5 million from the balance reported at December 31, 2007. The increase in FHLB borrowing is primarily attributable to the $10.3 million decline in deposit balances in addition to the $44.6 million increase in net loan balances the Bank saw during the first six months of 2008. Additionally, during the first quarter of 2008, the Bank borrowed $10.0 million from the FHLB and securitized that borrowing with securities it purchased in the approximate amount of $9.9 million. Management makes regular assessments of balance sheet needs to determine how much if any and at what term it will borrow from the FHLB.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $2.7 million and $1.9 million in securities sold under agreements to repurchase at June 30, 2008 and December 31, 2007, respectively.

In the fourth quarter of 2007, the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million. At June 30, 2008, the Company had no balance outstanding on this note. The Company pledged 646,598 shares (51.0%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At June 30, 2008 the interest rate on the note was 5.00% and is variable, moving with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The letter of credit will expire in September 2009.

Capital

The Company's total stockholders’ equity was $70.9 million at June 30, 2008 compared to $69.5 million at December 31, 2007. The change in capital was due to net income of $2.4 million, stock options exercised in the amount of $228 thousand, the capital impact of year-to-date share-based compensation expense of $167 thousand, $587 thousand paid year-to-date in cash dividends, cash paid in lieu of fractional shares issued in connection with a 5% stock dividend the Company paid to stockholders in May 2008, and a decline in accumulated other comprehensive income of $747 thousand.

•	Dividends

The following table provides a summary of dividends the Company has paid over the last two years:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Stock dividend	5%	4/24/2008	5/2/2008	5/16/2008
Cash dividend	$0.08	24-Jan-08	1-Feb-08	15-Feb-08
Cash dividend	$0.08	17-Oct-07	2-Nov-07	16-Nov-07
Cash dividend	$0.08	18-Jul-07	3-Aug-07	17-Aug-07
Cash dividend	$0.08	20-Apr-07	4-May-07	18-May-07
Cash dividend	$0.08	19-Jan-07	2-Feb-07	16-Feb-07
Cash dividend	$0.08	20-Oct-06	3-Nov-06	17-Nov-06
Cash dividend	$0.08	21-Jul-06	11-Aug-06	25-Aug-06

As evidenced in the table above, on April 24, 2008, the Board of Directors declared a stock dividend in the amount of 5% to be paid on May 16, 2008 to shareholders of record on May 2, 2008. Shares and earnings per share for all prior periods have been adjusted to fully reflect the impact of the May 2008 stock dividend. The stock dividend represents a change in the form of dividend payment to the Company’s shareholders away from a cash dividend, which the Company has paid out over the past seven consecutive quarters. The Company had previously paid a stock dividend on an annual basis to shareholders for 10 consecutive years prior to switching to a cash dividend in 2006. At this time of economic uncertainty, the Board of Directors believes that retention of capital for future growth is in the best interest of the Company.

•	Stock Repurchases

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of the Company’s common stock. Purchases are to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program is one year and the timing of purchases will depend on market conditions. Subsequently, on October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase under the current plan to 100,000. In July 2007, the Board of Directors authorized a one year extension of this plan, which is set to expire in August 2008.

As of June 30, 2008, the Company repurchased and retired approximately 53,500 shares of its common stock under the current plan at a weighted average price of $17.44. The Company made no repurchases of its common stock during the six month period ended June 30, 2008. Under the current plan, the Company has the authority to repurchase 46,500 shares through July 2008.

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

At June 30, 2008, the Company had $13.4 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding. These securities have been issued to Heritage Oaks Capital Trusts II and III. The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Heritage Oaks Capital Trusts II and III, totaling $248 thousand and $155 thousand, respectively. The balance of the equity of Heritage Oaks Capital Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets. Interest associated with the securities issued to Heritage Oaks Capital Trusts II and III is payable quarterly at 3-month LIBOR plus 1.71% variable rate and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trusts II and III as of June 30, 2008:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	4.42%	27-Oct-06	Aug-37	Nov-11	Varibale 3-month LIBOR + 1.71%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Issued	$13,403	5.37%

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

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trusts II and III into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier I capital for regulatory purposes. As of June 30, 2008, the Company has included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At June 30, 2008, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments for approximately 2.5 years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $4.0 million at June 30, 2008.

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

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by any goodwill a bank may have) by the total assets. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets.” Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

The following table provides a Summary of the Company’s and the Bank’s regulatory capital ratios at June 30, 2008 and 2007:

	Regulatory Standard		June 30, 2008		June 30, 2007
	Adequately	Well	Heritage Oaks	Heritage Oaks	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	8.87%	8.64%	9.58%	9.43%

Tier I Risk Based Captial Ratio	4.00%	6.00%	9.66%	9.38%	10.64%	10.48%

Total Risk Based Captial Ratio	8.00%	10.00%	10.83%	10.55%	11.55%	11.39%

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

The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. As of June 30, 2008 the Bank had no balance drawn against these credit arrangements. The Bank is also a member of the FHLB and as of June 30, 2008 had approximately $71.5 million in outstanding borrowing from the FHLB.

The following table provides a summary of the remaining borrowing capacity the Company has with various secondary liquidity sources as of June 30, 2008:

(dollars in thousands)	June 30, 2008

Federal Home Loan Bank remaining borrowing capacity	$84,421
Correspondent bank credit arrangements - Bank	40,000
Revolving line of credit - Holding Company	3,500
Brokered funds availability	49,782

Total available secondary liquidity source	$177,703

As previously mentioned, the Company has a policy that permits the purchase of brokered funds in an amount not to exceed 10% of total assets. During the second quarter, the Bank called approximately $1.8 million in brokered funds that were assumed in the acquisition of Business First. Subsequently, the Bank purchased approximately $30.0 million in lower cost brokered funds. This was in an effort to rely less on FHLB borrowing as a source of funding.

The Bank manages liquidity by maintaining an investment portfolio of federal funds sold and other liquid investments. At June 30, 2008, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 7.53% compared to 9.59% at December 31, 2007. The ratio of net loans to deposits was 102.4% at June 30, 2008 compared to 93.9% at December 31, 2007. Net of brokered deposits, the net loan to deposit ratio was 107.5% at June 30, 2008. The year to decline in deposit balances of $10.3 million and $40.3 million, net of brokered during the first six months of 2008 in addition to the $44.6 million increase in net loan balances from December 31, 2007 contributed to the increase in the loan deposit ratio. The ratio of total gross loans to available funding sources, which takes into account all funding sources including those other than deposits such as FHLB advances and Fed Funds purchased, was 92.9% at June 30, 2008 compared to 80.6% at December 31, 2007.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we are not completely immune to the effects of a slowdown on a state or national level. As the availability of credit significantly diminished and the effects of inflation as well as interest rate resets on mortgages placed more pressure on borrowers throughout the U.S. economy, the ability of consumers to satisfy outstanding obligations to the financial sector has begun to languish. We believe that within certain areas of our local economy these more macro level concerns have started to become more evident, specifically with respect to real-estate development in the single family residential market. This has no doubt had an impact on the level of and type of loans the Bank has placed on non accrual during the first six months of 2008.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2008 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of June 30, 2008, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$35,453	$37,063	$38,588	$40,336	$42,520

$ Change from base	$(3,135)	$(1,525)	$-	$1,748	$3,932

% Change from base	-8.12%	-3.95%	0.00%	4.53%	10.19%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at June 30, 2008.

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$298,086	45.2%
Variable other than daily	203,544	30.8%
Fixed rate	158,182	24.0%

Total gross loans	$659,812	100.0%

The table above identifies approximately 45.2% of the loan portfolio that will re-price immediately in a changing rate environment. At June 30, 2008, approximately $501.6 million or 76.0% of the Bank’s loan portfolio is variable and of this balance approximately $152.7 million are currently at their floor.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$397,374	60.2%
1-3 Years	136,602	20.7%
3-5 Years	70,749	10.7%
> 5 Years	55,087	8.4%

Total gross loans	$659,812	100.0%

The table above indicates that as of June 30, 2008, approximately 60.2% of the Bank’s loan portfolio will re-price within one year.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of June 30, 2008, the Company repurchased and retired approximately 53,500 shares of its common stock under the current plan at a weighted average price of $17.44. The Company made no repurchases of its common stock during the six months ended June 30, 2008. Under the current plan, the Company has the authority to repurchase 46,500 shares through July 2008.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following items were submitted to the security holders for approval at the Company’s annual meeting held on May 22, 2008:

1.	Election of Directors.
To elect eleven (11) persons to the Board of Directors of the Company to serve until the 2008 Annual Meeting of Shareholders and until their successors are elected and have qualified. The following persons were elected on the following votes:

Directors	Votes For	Votes Withheld	% Votes For
Michael J. Morris	5,283,744	531,198	72.02%
Don Campbell	5,275,852	539,090	71.92%
Michael Behrman	5,681,822	133,120	77.45%
Kenneth Dewar	5,279,744	535,198	71.97%
Mark C. Fugate	5,685,716	129,226	77.50%
Dolores T. Lacey	5,277,493	537,449	71.94%
Merle F. Miller	5,275,021	539,921	71.90%
Daniel J. O'Hare	5,283,544	531,398	72.02%
Michael E. Pfau	5,069,213	745,729	69.10%
Alexander F. Simas	5,283,321	531,621	72.02%
Lawrence P. Ward	5,280,842	534,100	71.98%

2.	Ratification of Independent Accountants.
To ratify the appointment of Vavrinek, Trine, Day & Co., LLP as the Company’s independent accountants for the 2008 fiscal year.

	Votes For	Votes Against	Votes Abstain	% Votes For
Ratification of VTD	5,698,290	95,416	21,236	77.67%

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

DATE: August 5, 2008

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)