Form 10-Q
period 2008-09-30
HERITAGE OAKS BANCORP
filed 2008-11-03
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

Commission File Number: 000-25020

HERITAGE OAKS BANCORP
(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 12th Street,
Paso Robles, California	93446
(Address of principal offices)	(Zip Code)

(805) 369-5200
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 22, 2008 there were approximately 7,709,600 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp and Subsidiaries
Table of Contents

Part 1. Financial Information	3
Item 1. Consolidated Financial Statements (Un-audited, except for Balance Sheet as of 12/31/2007)	3
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Stockholders’ Equity	6
Consolidated Statements of Comprehensive Income	7
Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements
Note 1 – Consolidated Financial Statements	9
Note 2 – Investment Securities	10
Note 3 – Loans and the Allowance for Loan Losses	11
Note 4 – Earnings Per Share	13
Note 5 – Recent Accounting Pronouncements	13
Note 6 – Share Based Compensation	15
Note 7 – Fair Value of Financial Instruments	17
Note 8 – Goodwill	20
Note 9 – Reclassifications	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
The Company	21
Where You Can Find More Information	21
Earnings and Financial Condition Overview	22
Recent Developments	23
Stock Repurchases and Dividends	24
Selected Financial Data	25
Local Economy	25
Critical Accounting Policies	26
Results of Operations	27
Net Interest Income and Margin	27
Non-Interest Income	32
Non-Interest Expenses	33
Financial Condition Analysis	35
Loans	35
Non-Performing Assets	40
Total Cash and Cash Equivalents	42
Investment Securities and Other Earning Assets	42
Deposits and Borrowed Funds	43
Capital	46
Liquidity	48
Inflation	49
Off-Balance Sheet Arrangements	49

Item 3. Quantitative and Qualitative Disclosure about Market Risk	49
Item 4. Controls and Procedures	51

Part 2. Other Information	51
Item 1. Legal Proceedings	51
Item 1.A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	52
Item 4. Submission of Matters to a Vote of Security Holders	52
Item 5. Other Information	52
Item 6. Exhibits	53

Signatures	54
Certifications
Exhibits

Part 1. Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

HERITAGE OAKS BANCORP
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	(Unaudited)	(1)
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$18,914	$23,254
Federal funds sold	8,835	23,165
Total cash and cash equivalents	27,749	46,419

Interest bearing deposits with other banks	119	330
Securities available for sale	52,634	47,556
Federal Home Loan Bank stock, at cost	5,006	3,045
Loans held for sale	2,955	902
Loans, net (2)	654,403	605,342
Property, premises and equipment, net	6,769	6,390
Bank owned life insurance	10,631	9,923
Deferred tax assets	7,085	5,290
Goodwill	11,541	10,911
Core deposit intangible	3,906	4,551
Other real estate owned	197	-
Other assets	4,940	4,895

Total assets	$787,935	$745,554

Liabilities
Demand, non-interest bearing	$155,267	$153,684
Savings, NOW, and money market deposits	269,744	317,911
Time deposits of $100 or more	75,657	75,966
Time deposits under $100	88,583	97,247
Total deposits	589,251	644,808
Short term FHLB borrowing	96,500	4,000
Long term FLHB borrowing	10,000	4,000
Securities sold under agreement to repurchase	1,235	1,936
Junior subordinated debentures	13,403	13,403
Other liabilities	6,592	7,957

Total liabilities	716,981	676,104

Commitments and contingencies	-	-

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 7,709,600 and 7,683,829 as of September 30, 2008 and December 31, 2007, respectively.	48,456	43,996
Additional paid in capital	947	672
Retained earnings	22,675	24,598
Accumulated other comprehensive income	(1,124)	184

Total stockholders' equity	70,954	69,450

Total liabilities and stockholders' equity	$787,935	$745,554

(1)	These numbers have been derived from the audited financial statements.
(2)	Loans net of deferred fees of $1,647 and $1,732 and allowance for loan losses of $10,350 and $6,143 at September 30, 2008 and December 31, 2007, respectively.

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollar amounts in thousands except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$11,731	$10,058	$35,554	$30,087
Investment securities	786	426	2,236	1,324
Federal funds sold and commercial paper	18	385	130	577
Time certificates of deposit	1	1	7	7

Total interest income	12,536	10,870	37,927	31,995

Interest Expense:
Now accounts	88	55	343	126
MMDA accounts	773	1,216	2,878	2,830
Savings accounts	25	21	191	69
Time deposits of $100 or more	620	610	1,825	1,120
Other time deposits	702	1,229	2,276	3,716
Other borrowed funds	803	411	2,180	2,516

Total interest expense	3,011	3,542	9,693	10,377

Net interest income before provision for possible loan losses	9,525	7,328	28,234	21,618

Provision for loan losses	3,200	210	6,215	520

Net interest income after provision for loan losses	6,325	7,118	22,019	21,098

Non-Interest Income:
Service charges on deposit accounts	878	645	2,487	1,944
Other income	635	664	2,184	1,988
Gain on sale of investment securities	-	-	37	-

Total non-interest income	1,513	1,309	4,708	3,932

Non-Interest Expense:
Salaries and employee benefits	3,651	3,238	11,897	9,681
Occupancy and equipment	1,076	830	3,344	2,251
Other expenses	2,381	1,709	6,985	5,101

Total non-interest expenses	7,108	5,777	22,226	17,033

Income before provision for income taxes	730	2,650	4,501	7,997

Provision for applicable income taxes	196	1,022	1,601	3,058

Net income	$534	$1,628	$2,900	$4,939

Earnings Per Share:
Basic	$0.07	$0.24	$0.38	$0.73
Fully diluted	$0.07	$0.23	$0.37	$0.70

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
September 30, 2008 and 2007
(dollar amounts in thousands)

						Accumulated
	Common Stock		Additional			Other	Total
	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income	Equity
Balance, December 31, 2007	7,317,932	$43,996	$672		$24,598	$184	$69,450
Exercise of stock options (including $88 excess tax benefit from exercise of stock options)	31,228	228					228
5% Stock Dividend distributed May 16, 2008	366,344	4,232			(4,232)		-
Cash paid in lieu of fractional shares					(5)		(5)
Cash dividend - $0.08 per share paid on February 15, 2008					(586)		(586)
Share-based compensation expense			275				275
Issuance of restricted stock awards	1,000						-
Retirement of restricted share awards	(6,904)						-
Comprehensive income:
Net income				$2,900	2,900		2,900
Unrealized security holding losses (net of $537 tax benefit)				(1,330)		(1,330)	(1,330)
Realized gains on sale of securities (net of $15 tax)				22		22	22
Total comprehensive income				$1,592

Balance, September 30, 2008	7,709,600	$48,456	$947		$22,675	$(1,124)	$70,954

Balance, December 31, 2006	6,345,639	$29,247	$336		$19,809	$80	$49,472
Exercise of stock options (including $440 excess tax benefit from exercise of stock options)	129,764	825					825
Cash dividend - $0.08 per share paid on February 16, 2007					(510)		(510)
Cash dividend - $0.08 per share paid on May 18, 2007					(514)		(514)
Cash dividend - $0.09 per share paid on August 17, 2007					(519)		(519)
Share-based compensation expense			264				264
Issuance of restricted stock awards	1,500						-
Retirement of restricted share awards	(1,250)						-
Repurchases of common stock	(6,000)	(96)					(96)
Comprehensive income:
Net income				$4,939	4,939		4,939
Unrealized security holding losses (net of $5 tax benefit)				(11)		(11)	(11)
Total comprehensive income				$4,928

Balance, September 30, 2007	6,469,653	$29,976	$600		$23,205	$69	$53,850

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar amounts in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net Income	$534	$1,628	$2,900	$4,939
Other comprehensive income / (loss) before taxes:
Unrealized gains / (losses) on securities available for sale arising during the period	(953)	395	(2,260)	(16)
Realized gains on sale of available for sale securities during the period	-	-	37	-

Total other comprehensive income / (loss) before taxes	(953)	395	(2,223)	(16)

Unrealized income tax benefit / (expense) related to items in comprehensive income / (loss)	392	(159)	930	5
Income tax related to the sale of available for sale securities	-	-	(15)	-

Total other comprehensive income / (loss), net of taxes	(561)	236	(1,308)	(11)

Comprehensive income / (loss)	$(27)	$1,864	$1,592	$4,928

See notes to condensed consolidated financial statements.

HERITAGE OAKS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	For the nine month periods
	ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,900	$4,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803	705
Provision for possible loan losses	6,215	520
Amortization of premiums / discounts on investment securities, net	(105)	(53)
Amortization of intangible assets	645	265
Share-based compensation expense	275	264
Federal Home Loan Bank stock dividends received	(162)	(103)
Gain on sale of available-for-sale securities	(37)	(3)
(Increase) / decrease in loans held for sale	(2,053)	862
Net (increase) in bank owned life insurance	(308)	(281)
(Increase) in deferred tax asset	(880)	(2,545)
(Increase) / decrease in other assets	(823)	85
(Decrease) / increase in other liabilities	(1,277)	773
Excess tax benefit related to share-based compensation expense	(88)	(440)

NET CASH PROVIDED IN OPERATING ACTIVITIES	5,105	4,988

Cash flows from investing activities:
Maturities of time deposits with other banks	211	(1,400)
Purchase of available-for-sale securities	(18,417)	(605)
Sale of available-for-sale-securities	1,537	-
Maturities and calls of available-for-sale securities	2,186	564
Proceeds from principal reductions and maturities
of available-for-sale mortgage backed securities	7,535	3,672
Purchase of Federal Home Loan Bank stock	(1,799)	-
Sale of Federal Home Loan Bank stock	-	282
(Increase) in loans, net	(55,403)	(30,364)
Allowance for loan and lease loss recoveries	127	155
Purchase of property, premises and equipment, net	(1,231)	(542)
Proceeds from sale of property, premises and equipment	-	12,810
Purchase of bank owned life insurance policies	(400)	-

NET CASH (USED) IN INVESTING ACTIVITIES	(65,654)	(15,428)

Cash flows from financing activities:
(Decrease) / increase in deposits, net	(55,557)	75,789
Proceeds from Federal Home Loan Bank borrowing	330,000	55,000
Repayments of Federal Home Loan Bank borrowing	(231,500)	(105,000)
(Decrease) / increase in repurchase agreements	(701)	100
Decrease in junior subordinated debentures	-	(3,093)
Excess tax benefit related to share-based compensation expense	88	440
Repurchase of common stock	-	(96)
Proceeds from exercise of stock options	140	385
Cash paid in lieu of fractional shares	(5)	-
Cash dividends paid	(586)	(1,543)

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,879	21,982

Net (decrease) / increase in cash and cash equivalents	(18,670)	11,542

Cash and cash equivalents, beginning of period	46,419	23,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,749	$34,576

Supplemental disclosures of cash flow information:
Interest paid	$9,927	$10,518
Income taxes paid	$2,405	$4,980
Transfer of loans to other real estate owned	$197	$-

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries
Notes To Consolidated Financial Statements (Un-audited)
September 30, 2008

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (“the Bank”). All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trusts II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain amounts in the consolidated financial statements for the year ended December 31, 2007 and for the three and nine months ended September 30, 2007 may have been reclassified to conform to the presentation of the consolidated financial statements in 2008.

On October 12, 2007 the Company acquired Business First National Bank (“Business First”). Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of the Company. The consideration paid for Business First was approximately $19.5 million, consisting of approximately 75% common stock and 25% cash. Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash. Upon the acquisition of Business First, the Company issued 850,213 shares of Heritage Oaks Bancorp common stock and approximately $5.1 million in cash to the former shareholders of Business First. Upon the date of the acquisition, the Company added approximately $160.5 million in assets and approximately $133.4 million in deposits. The financial position, results of operations and cash flows of the Company as of and for the three and nine month periods ended September 30, 2008 reflect the acquisition of Business First.

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

The following table sets forth the amortized cost and fair values of investment securities available for sale at September 30, 2008 and December 31, 2007:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$151	$-	$(2)	$149
Mortgage-backed securities	37,305	68	(1,640)	35,733
Obligations of state and political subdivisions	16,979	216	(552)	16,643
Other securities	109	-	-	109

Total	$54,544	$284	$(2,194)	$52,634

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2007	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$3,674	$12	$(6)	$3,680
Mortgage-backed securities	26,793	71	(206)	26,658
Obligations of state and political subdivisions	16,667	478	(36)	17,109
Other securities	109	-	-	109

Total	$47,243	$561	$(248)	$47,556

At September 30, 2008, the fair value of the securities portfolio was approximately $52.6 million. This, when compared to the $47.6 million reported at December 31, 2007, represents an increase of approximately $5.0 million. The change in the fair value of the portfolio can be attributed in large part to purchases of securities in the amount of $18.4 million, proceeds from principal reductions of mortgage-backed securities in the amount of $7.5 million, and sales, calls and maturities totaling $3.7 million. Additionally, during the second quarter, the Bank recognized a gain of approximately $37 thousand related to the sale of securities previously mentioned.

At September 30, 2008, the securities portfolio had a net unrealized loss of approximately $1.9 million or $1.1 million, net of tax. This, when compared to the net unrealized gain of approximately $313 thousand or $184 thousand, net of tax the portfolio had at December 31, 2007, represents a decline in market value of approximately $2.2 million or $1.3 million, net of tax. The year to date decline in market value of the securities portfolio can be attributed in large part to continued concerns surrounding mortgage related securities as well as concerns over certain segments of the credit markets as a whole.

Management reviews the securities portfolio on a regular basis to identify investments that may be other than temporarily impaired. At September 30, 2008, Management does not believe that the current losses in the securities portfolio are other than temporary.

Note 3. Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of September 30, 2008 compared to December 31, 2007:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Real Estate Secured
Multi-family residential	$13,997	$12,779
Residential 1 to 4 family	29,031	24,326
Home equity lines of credit	22,247	17,470
Commercial	281,269	274,266
Farmland	10,630	11,557
Commercial
Commercial and industrial	151,323	133,981
Agriculture	13,059	11,367
Other	662	732
Construction
Single family residential	12,897	10,239
Single family residential - Spec.	17,469	18,718
Tract	1,999	1,664
Multi-family	7,803	9,054
Hospitality	14,177	16,784
Commercial	25,624	30,677
Land	55,704	31,064
Installment loans to individuals	7,889	7,977
All other loans (including overdrafts)	620	562

Total loans, gross	666,400	613,217

Deferred loan fees	1,647	1,732
Reserve for possible loan losses	10,350	6,143

Total loans, net	$654,403	$605,342

Loans held for sale	$2,955	$902

Concentration of Credit Risk

At September 30, 2008, approximately $492.8 million or 74.0% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents an increase of approximately $34.2 million when compared to the $458.6 million or 74.8% reported at December 31, 2007. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type. While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk. At September 30, 2008, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $17.8 million and un-disbursed loan commitments in the approximate amount of $156.8 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions. For detailed information on Concentration of Credit Risk, please refer to Financial Condition Analysis, Loans Section contained within this document.

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

An analysis of the changes in the allowance for possible loan losses for the periods indicated below is as follows:

	For the three months ended		For the nine months ended		Year ended
	September 30,		September 30,		December 31,
(dollars in thousands)	2008	2007	2008	2007	2007

Balance at beginning of period	$8,128	$4,520	$6,143	$4,081	$4,081
Credit from purchase of Business First National Bank	-	-	-	-	1,381
Provision for possible loan losses	3,200	210	6,215	520	660
Loans charged off	(1,033)	(16)	(2,135)	(36)	(249)
Recoveries of loans previously charged off	55	6	127	155	270

Balance at end of period	$10,350	$4,720	$10,350	$4,720	$6,143

For the three and nine month periods ended September 30, 2008, the Company had net charge-offs of approximately $978 thousand and $2.0 million, respectively. During the same periods ended in 2007, the Company had a net charge off of approximately $10 thousand in the third quarter of 2007 and a net recovery of approximately $119 thousand for the first nine months of 2007. During the third quarter of 2008, the Bank wrote down the value of certain non-performing loans in the approximate amount of $1.0 million. This is in addition to loans the Bank wrote down during the first and second quarters totaling $1.1 million, bringing the total for year to date charge offs to $2.1 million. The majority of balances charged off during the first nine months of 2008 were within in the category of commercial real-estate, commercial and industrial, and construction single family - spec. For a more detailed discussion concerning the loans the Bank has placed on non-accrual status, see “Non-Performing Assets” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the three and nine months ended September 30, 2008 is consistent with prior periods. The allowance for loan losses as a percentage of total gross loans was 1.55% and 1.00% at September 30, 2008 and December 31, 2007, respectively. Management believes that the allowance for loan losses as of September 30, 2008 is prudent and warranted, based on information currently available.

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

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	For the three months ending		For the nine months ending
	September 30,		September 30,
(dollars in thousands except per share data)	2008	2007	2008	2007

Net Income	$534	$1,628	$2,900	$4,939
Basic	$0.07	$0.24	$0.38	$0.73
Diluted	$0.07	$0.23	$0.37	$0.70
Shares
Basic	7,709,600	6,796,286	7,703,107	6,751,322
Diluted	7,798,321	7,013,070	7,832,815	7,013,986

On October 12, 2007, the Company issued 850,213 shares of common stock to the former shareholders of Business First National Bank in connection with its acquisition. Additionally, on April 24, 2008, the Company’s Board of Directors declared a 5% stock dividend which was paid on May 16, 2008. As a result of this dividend, the Company issued 366,344 shares of its common stock to holders of record on May 2, 2008. The basic and diluted shares presented in the table above for the three and nine months ended September 30, 2008 fully reflect the shares issued in connection with the acquisition of Business First National Bank as well as the stock dividend paid in May 2008. Additionally, earnings per share for all prior periods have been adjusted to fully reflect the May 2008 stock dividend.

Note 5. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and provides that the tax effects from an uncertain tax position be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained in audit by the taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48.  Management believes that all tax positions taken as of September 30, 2008 are highly certain and, accordingly, no accounting adjustments have been made to the financial statements.

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

On October 10, 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurements as of September 30, 2008.

Note 6. Share-Based Compensation

As of September 30, 2008, the Company had two share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

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

The share-based compensation expense recognized in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands except per share data)	2008	2007	2008	2007
Share-based compensation expense
Stock option expense	$51	$24	$152	$80
Restricted stock expense	57	56	123	184

Total share-based compensation expense	$108	$80	$275	$264

Total share-based compensation expense, net of tax	$72	$56	$186	$182

Diluted shares outstanding	7,798,321	7,013,070	7,832,815	7,013,986
Impact on diluted earnings per share	$0.009	$0.008	$0.024	$0.026

Unrecognized compensation expense
Stock option expense	$315	$147
Restricted stock expense	547	850

Total unrecognized share-based compensation expense	$862	$997

Total unrecognized share-based compensation expense, net of tax	$525	$635

At September 30, 2008, there was a total of $315 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. The total unrecognized compensation expense related to restricted share awards at September 30, 2008 was $547 thousand. That expense is expected to be recognized over the next 2.4 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2008). The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. The aggregate intrinsic value of options exercised for the nine month periods ended September 30, 2008 and 2007 was $214 thousand and $1,070 thousand, respectively. There were no options exercised during the third quarters of 2008 and 2007.

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date period ended September 30, 2008 and 2007:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)
Options outstanding, January 1, 2008	463,160	$8.36
Granted	26,250	11.48
Exercised	(32,090)	4.37
Forfeited	(7,910)	8.20
Expired	(2)	4.42

Options outstanding, September 30, 2008	449,408	$8.83	4.15	$622

Exercisable at September 30, 2008	358,673	$7.76	3.10	$622

Options outstanding, January 1, 2007	436,567	$5.43
Granted	-	-
Exercised	(129,764)	2.97
Forfeited	(997)	10.77

Options outstanding, September 30, 2007	305,806	$6.46	3.99	$2,948

Exercisable at September 30, 2007	264,029	$5.71	3.57	$2,742

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

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3. At September 30, 2008, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale investment securities	$-	$51,905	$729	$52,634

Total assets measured on a recurring basis	$-	$51,905	$729	$52,634

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the nine months ended September 30, 2008:

Available For
Sale Investment
(dollars in thousands)	Securities

Beginning balance	$712
Total gains or losses (realized / unrealized)(1):
Included in earnings	-
Included in other comprehensive income	17
Purchases	-
Transfers in and/or out of Level 3	-
Non-trading activity	-

Ending balance	$729

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of September 30, 2008:

	Fair Value Measurements Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Impaired loans	$-	$22,390	$-	$22,390
Loans held for sale	-	2,955	-	2,955
Other real estate owned	-	197	-	197

Total assets measured on a non-recurring basis	$-	$25,542	$-	$25,542

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

Note 8. Goodwill

As of September 30, 2008, the balance of goodwill was approximately $11.5 million. This, when compared to the $10.9 million the Company reported at December 31, 2007, represents an increase of approximately $0.6 million. The increase in the balance of goodwill can be attributed exclusively to expenses the Company incurred and capitalized, directly related to the acquisition of Business First National Bank.

Note 9. Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state government and our regulators thereto, general economic conditions and California’s energy crisis, the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, the recent downturn in the California real-estate market, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism (Refer to the Company’s December 31, 2007 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three and nine month periods ending September 30, 2008 and 2007. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Executive Summary and Recent Developments

Earnings and Financial Condition Overview

For the three and nine months ended September 30, 2008, the Company earned $0.5 million and $2.9 million, respectively. When compared to the same periods ended a year earlier, this represents declines of 67.2% and 41.3%, respectively. During the three and nine months ended September 30, 2008, the Company made provisions to the allowance for loan losses in the amounts of $3.2 million and $6.2 million, respectively. The Company felt it necessary to make additional provisions to the allowance, given the weakened economic environment, and increases in the trend of delinquent loans. The Company’s analysis of the allowance for loan losses indicates that as of September 30, 2008, the allowance was sufficient to cover potential credit losses inherent in the loan portfolio. With respect to earnings per share, the Company earned $0.07 and $0.37 per diluted share for the quarter and year to date periods ended September 30, 2008. When compared to the same periods ended a year earlier, diluted earnings per share declined approximately 69.6% and 47.1%, respectively. In addition to the declines in net income on a year over year basis, the year over year declines in diluted earnings per share can be attributed in part to shares the Company issued during the fourth quarter of 2007 in connection with the acquisition of Business First. For additional information related to the Company’s 2007 acquisition of Business First, see Note 1 to the consolidated financial statements filed on this Form 10-Q as well as Note 22 to the consolidated financial statements of the Company’s 2007 annual report filed on Form 10-K. Additionally, when viewing data as of and for the periods ended September 30, 2008, it is important to consider that Business First was acquired on October 12, 2007. Therefore, the Company’s financial position and results of operations will not reflect the acquisition as of and for the periods ended September 30, 2007.

The following provides financial highlights as of and for the three and nine months ended September 30, 2008:

•
Total interest income increased approximately $1.7 million and $5.9 million or 15.3% and 18.5% when compared to the same three and nine month periods ended a year earlier. This can be attributed to higher loan balances in connection with the acquisition of Business First as well as organic loan growth. At September 30, 2008 gross loan balances were approximately $190.8 million higher than a year ago. The Bank obtained approximately $120.8 million in new loan balances upon the acquisition of Business First.

•
Interest expense declined approximately $0.5 million and $0.7 million or 15.0% and 6.6% when compared to the same three and nine month periods ended a year earlier. The declines in interest expense can be attributed in large part to the dramatic declines seen in the overnight Fed Funds rate during the first nine months of 2008, leading Management to significantly re-price its deposits. Additionally, declines in the cost of borrowing at the Federal Home Loan Bank (“FHLB”) have also contributed to the overall decline in the cost of funding for the Bank.

•
Net interest income increased approximately $2.2 million or 30.0% and $6.6 million or 30.6% when compared to the same three and nine month periods ended a year earlier. The increase in net interest income is attributable in large part to the items mentioned above.

•
Non-interest income increased approximately $0.2 million or 15.6% and $0.8 million or 19.7% when compared to the same three and nine month periods ended a year earlier. The quarter and year to date increases are largely attributable to increased service charges on deposit accounts stemming from the additional deposit relationships the Bank obtained from promotional activities during 2007 as well as the acquisition of Business First. Additionally, during the second quarter, the Bank recognized income in the approximate amount of $0.3 million related to the initial public offering of Visa, Inc. This additional income contributed largely to the year to date increase within this category.

•
Non-interest expenses increased approximately $1.3 million or 23.0% and $5.2 million or 30.5% from the same three and nine month periods ended a year earlier. The increases in this category can be attributable in large part to higher salaries and employee benefits stemming from branch expansion and additional staff from the acquisition of Business First. Additionally, higher occupancy and equipment expenses contributed to the increase within this category as a result of branch expansion and the Business First acquisition.

•
The acquisition of Business First accounted for the addition of nearly $160.5 million in assets along with approximately $13.8 million in equity over that which was reported at September 30, 2007. It is because of these additional balances in addition to the additional loan loss provision the Bank booked during the three and nine months ended September 30, 2008, that return on average assets for the quarter and year to date periods was 0.27% and 0.50%, respectively compared to 1.12% and 1.16% for the same periods ended a year earlier. Return on average equity was 2.94% and 5.41% for the three and nine months ended September 30, 2008 compared to 12.09% and 12.68% for the same periods ended a year earlier.

•
The Company’s net interest margin for the three and nine months ended September 30, 2008 was 5.18% and 5.26%, respectively. This, when compared to the 5.44% and 5.53% the Company reported for the same periods ended a year earlier, represents declines of approximately 26 and 27 basis points, respectively. The margin was negatively impacted on a quarter and year to date basis when compared to a year ago due to a decline in the yield of the Company’s earning asset mix, resulting from the dramatic year over year decline in the overnight Fed Funds rate. However, the Company was able to mitigate a substantial compression in the margin by aggressively re-pricing its deposits and borrowings during the declining rate environment.

•
For the three and nine months ended September 30, 2008 the Company’s operating efficiency ratio was 64.40% and 67.55%, respectively. This, when compared to the 66.89% and 66.67% the Company reported for the same periods ended a year earlier, represents a decline of approximately 249 basis points for the quarter and an increase of approximately 88 basis points for the year to date period. The decline in the efficiency ratio for the quarter when compared to the same period ended a year earlier can be attributed in part to efficiencies the Company gained during the quarter related to staffing.

At September 30, 2008, total assets were $787.9 million. This represents an increase of approximately $42.3 million or 5.7% when compared to the $745.6 million reported at December 31, 2007.

•
Net loan balances were $654.4 million at September 30, 2008. This, when compared to the $605.3 million reported at the end of 2007, represents an increase of approximately $49.1 million or 8.1%. See also “Loans” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q for a more detailed discussion concerning the Bank’s loan portfolio.

•
Total deposit balances were $589.3 million at September 30, 2008, which represents a decline of approximately $55.6 million or 8.6% from the $644.8 million reported at December 31, 2007. The year to date decline in deposit balances can be attributable in large part to the dramatic decline in interest rates seen during the first nine months of 2008 and to Management’s strategy to protect the net interest margin through aggressive re-pricing of interest bearing deposits. As the Bank moved to match the declines in the overnight Fed Funds rate made by the Federal Open Market Committee (“FOMC”), we experienced declines in deposit balances, particularly with respect to non-core promotional deposit products and money market balances. See also “Deposits” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q for additional information related to deposits.

•
Federal Home Loan Bank borrowings were $106.5 million at September 30, 2008. When compared to the $8.0 million reported at the end of 2007, this represents an increase of approximately $98.5 million. The large increase in wholesale borrowing can be attributed to Management’s deposit pricing strategy to replace higher cost non-core deposits with lower cost FHLB borrowing in an effort to mitigate declines in the net interest margin.

•
At September 30, 2008, the allowance for loan losses was $10.4 million. As a percentage of total gross and non-performing loan balances, the allowance for loan losses was 1.55% and 46.2%, respectively. For the three and nine month periods ended September 30, 2008, provision for loan losses was approximately $3.2 million and $6.2 million, respectively. When compared to the same periods ended a year earlier, this represents increases of approximately $3.0 million and $5.7 million, respectively. The increased provision for loan losses can be attributed in part to weakened economic conditions, increases in the trend in delinquent loans, as well as loans the Bank charged off during the first nine months of 2008.

•
As of September 30, 2008, the balance of loans placed on non-accrual status was approximately $22.4 million. This represents an increase of approximately $22.1 million from that reported at December 31, 2007. During the quarter, the Bank charged off approximately $1.0 million in loans and recovered approximately $55 thousand in loans previously charged off. At September 30, 2008 the balance of Other Real Estate Owned (“OREO”) remained unchanged from the second quarter at $197 thousand. See also “Non Performing Assets” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q for additional information related to non-performing assets.

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

On May 11, 2007 the Company entered into a material definitive agreement to sell four of the Bank’s properties to First States Group, L.P. (“First States”) in a sale/leaseback transaction for $12.8 million. In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility under which the Bank will continue to utilize the properties for the normal course of business. Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term. Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms. As of September 30, 2008, the Bank makes monthly payments in the aggregate amount of $77 thousand to lease these facilities.

In connection with the sale of the properties mentioned, the Bank will recognize a gain of approximately $3.4 million. This gain will be recognized over a fifteen year period in accordance with SFAS No. 13 “Accounting For Leases.” For the three and nine months ended September 30, 2008, the Bank recognized a gain of approximately $57 thousand or $33 thousand net of tax and $170 thousand or $100 thousand net of tax, respectively. This gain was recorded as an offset to rental expense for the periods mentioned. In addition to deferring the gain on sale, the Bank recorded an income tax liability and a deferred tax asset in the approximate amounts of $1.4 million at the time of the transaction, directly related to the deferred gain on sale.

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

Stock Repurchases and Dividends

On July 18, 2007, the Board of Directors authorized a one year extension of the stock repurchase program that was adopted in July 2006. Under the one year extension the Company may repurchase up to 100,000 shares of its common stock. The extension of the stock repurchase program expired in August of 2008 and was not renewed by the Company’s Board of Directors. The Company made no repurchases of its common stock during 2008.

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

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended
(dollars in thousands except share data)	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07	03/31/07	12/31/06

Return on average assets	0.27%	0.35%	0.91%	1.11%	1.12%	1.25%	1.10%	1.24%

Return on average equity	2.94%	3.84%	9.55%	11.65%	12.09%	13.84%	12.10%	13.64%

Average equity to average assets	9.16%	9.14%	9.48%	9.49%	9.27%	9.02%	9.07%	9.11%

Net interest margin	5.18%	5.28%	5.33%	5.33%	5.44%	5.56%	5.66%	5.77%

Efficiency ratio*	64.40%	66.31%	72.17%	67.26%	66.89%	64.32%	68.89%	67.12%

Average loans to average deposits	111.54%	109.26%	103.64%	96.40%	95.79%	103.52%	108.23%	105.03%

Net Income	$534	$691	$1,675	$1,978	$1,628	$1,800	$1,510	$1,649

Earnings Per Share:
Basic	$0.07	$0.09	$0.22	$0.26	$0.24	$0.27	$0.23	$0.25
Diluted	$0.07	$0.09	$0.21	$0.25	$0.23	$0.26	$0.22	$0.24
Outstanding Shares:
Basic	7,709,600	7,705,174	7,694,546	7,682,730	6,796,286	6,754,321	6,703,358	6,673,239
Diluted	7,798,321	7,830,390	7,851,831	7,887,206	7,013,070	7,027,090	6,936,239	6,928,273
* The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on the sale of investment securities.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services. The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County) and the City of Santa Barbara totaled approximately 260,000, 92,000 and 90,000, respectively, according to economic data provided by local county and title company sources. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches also contribute largely to the local economy. The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area. Access to numerous recreational activities including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, has historically experienced a more stable level of economic activity when compared to many other areas of California.

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

Results of Operations

The Company’s earnings are highly influenced by changes in short term interest rates. The nature of the Company’s balance sheet can be summarily described as of short duration and asset sensitive. The balance sheet is of short duration because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and Prime interest rates. This was evidenced during the first nine months of 2008, as the FOMC cut the overnight Fed Funds rate by 225 basis points. The result was sequential declines in net interest income in the first nine months of 2008 from that reported for the three months ended December 31, 2007. The Company has historically been asset sensitive, primarily due to its large volume of non-interest bearing demand deposit accounts which effectively never re-price. Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and conversely, a reduction in short term interest rates will result in reduced net interest margin. However, during 2007 and the first nine months of 2008, the Bank engaged in promotional activities designed to attract lower cost core deposits. As a result of these promotions, the balance of floating rate money market and short term certificate accounts increased dramatically over those periods. Although some deposit run-off related to those funds was experienced during 2008, the Bank managed to retain the majority of those balances, which proved to be beneficial during the first and second quarters of 2008, as we had the ability to re-price those funds in conjunction with the moves in interest rates made by the FOMC. The ability to rapidly re-price its liabilities allowed the Bank to mitigate declines in the net interest margin and net interest income during the first nine months of 2008. The net interest margin for the third quarter of 2008 was 5.18% and 5.26% for the first nine months of 2008. When compared to the 5.33% reported for the fourth quarter of 2007 and 5.47% reported for the year ended December 31, 2007, this represents relatively minimal declines of 15 and 21 basis points, respectively. When comparing the net interest margin to that reported in the three and nine month periods ended a year earlier, the margin fell by approximately 26 and 27 basis points, respectively.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and nine months ended September 30, 2008 and 2007 reflect the impact of a rising rate environment that covered the majority of 2004 through the third quarter of 2007 as well as a dramatic decline in interest rates from the fourth quarter of 2007 through the majority of 2008.

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

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2008 over the same period ended in 2007, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates.

	For the three months ended			For the nine months ended
	September 30, 2008 over 2007			September 30, 2008 over 2007
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans (1)	$2,904	$(1,231)	$1,673	$8,907	$(3,440)	$5,467
Investment securities taxable	291	58	349	753	134	887
Investment securities non-taxable (2)	17	-	17	39	(2)	37
Taxable equivalent adjustment (2)	(6)	-	(6)	(13)	1	(12)
Interest-bearing deposits	-	-	-	-	-	-
Federal funds sold	(221)	(146)	(367)	(233)	(214)	(447)

Net increase (decrease)	2,985	(1,319)	1,666	9,453	(3,521)	5,932

Interest Expense
Savings, now, money market	844	(1,250)	(406)	766	(379)	387
Time deposits	341	(858)	(517)	1,179	(1,914)	(735)
Other borrowings	420	(52)	368	(1,562)	1,324	(238)
Long term borrowings	45	(21)	24	117	(215)	(98)

Net increase (decrease)	1,650	(2,181)	(531)	500	(1,184)	(684)

Total net increase (decrease)	$1,335	$862	$2,197	$8,953	$(2,337)	$6,616

(1)
Loan fees of $285 and $232 for the three months ending September 30, 2008 and 2007, respectively and $1,008 and $873 for the nine months ending September 30, 2008 and 2007, respectively have been included in interest income computation.

(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and nine month periods ended September 30, 2008 and 2007. The average balance of non-accruing loans has been included in loan totals.

	For the three months ending			For the three months ending
	September 30, 2008			September 30, 2007
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Investments with other banks	$128	3.11%	$1	$481	0.82%	$1
Investment securities taxable	43,221	5.52%	600	21,649	4.60%	251
Investment securities non-taxable	17,125	4.32%	186	16,036	4.33%	175
Federal funds sold	3,342	2.14%	18	29,447	5.19%	385
Loans (1) (2)	667,441	6.99%	11,731	466,749	8.55%	10,058
Total interest earning assets	731,257	6.82%	12,536	534,362	8.07%	10,870

Allowance for possible loan losses	(8,664)			(4,600)
Other assets	6 5,230			46,858

Total assets	$787,823			$576,620

Interest Bearing Liabilities
Savings/NOW/money market	273,281	1.29%	886	206,186	2.49%	1,292
Time deposits	169,518	3.10%	1,322	147,659	4.94%	1,839
Other borrowings	91,735	2.57%	593	17,940	5.55%	251
Federal funds purchased	4,583	2.26%	26	-	0.00%	-
Long-term debt	13,403	5.46%	184	8,864	7.16%	160
Total interest-bearing liabilities	552,520	2.17%	3,011	380,649	3.69%	3,542

Demand deposits	155,582			133,432
Other liabilities	7 ,585			9 ,098
Total liabilities	715,687			523,179

Stockholders' Equity
Common stock	48,456			30,042
Additional paid in capital	882			555
Retained earnings	23,401			22,958
Valuation allowance investments	(603)			(114)
Total stockholders' equity	72,136			53,441

Total liabilities and stockholders' equity	$787,823			$576,620

Net interest income			$9,525			$7,328
Net interest margin (3)		5.18%			5.44%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $285 and $232 for the three months ending September 30, 2008 and 2007, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield/Rate is annualized using actual number of days in period.

	For the nine months ending			For the nine months ending
	September 30, 2008			September 30, 2007
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Investments with other banks	$246	3.80%	$7	$373	2.51%	$7
Investment securities taxable	42,656	5.26%	1,681	23,157	4.58%	794
Investment securities non-taxable	17,223	4.30%	555	16,434	4.31%	530
Federal funds sold	6,855	2.53%	130	15,117	5.10%	577
Loans (1) (2)	649,511	7.31%	35,554	468,007	8.60%	30,087
Total interest earning assets	716,491	7.07%	37,927	523,088	8.18%	31,995

Allowance for possible loan losses	(7,120)			(4,401)
Other assets	65,028			52,443

Total assets	$774,399			$571,130

Interest Bearing Liabilities
Savings/NOW/money market	290,901	1.57%	3,412	182,369	2.22%	3,025
Time deposits	158,768	3.45%	4,101	135,749	4.76%	4,836
Other borrowings	76,800	2.63%	1,511	43,453	5.45%	1,771
Federal funds purchased	4,079	2.69%	82	1,408	5.70%	60
Long-term debt	13,403	5.85%	587	11,839	7.74%	685
Total interest-bearing liabilities	543,951	2.38%	9,693	374,818	3.70%	10,377
Demand deposits	150,890			137,706
Other liabilities	7,894			6,525
Total liabilities	702,735			519,049

Stockholders' Equity
Common stock	46,269			29,740
Additional paid in capital	806			465
Retained earnings	24,739			21,869
Valuation allowance investments	(150)			7
Total stockholders' equity	71,664			52,081

Total liabilities and stockholders' equity	$774,399			$571,130

Net interest income			$28,234			$21,618
Net interest margin (3)		5.26%			5.53%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $1,008 and $873 for the nine months ending September 30, 2008 and 2007, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield/Rate is annualized using actual number of days in period.

The tables below set forth changes in average interest earning assets and their respective yields for the three and nine month periods ending September 30, 2008 compared to the same periods ended in 2007.

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Time deposits with other banks	$128	$481	$(353)	-73.39%	3.11%	0.82%	2.29%
Investment securities taxable	43,221	21,649	21,572	99.64%	5.52%	4.60%	0.92%
Investment securities non-taxable	17,125	16,036	1,089	6.79%	4.32%	4.33%	-0.01%
Federal funds sold	3,342	29,447	(26,105)	-88.65%	2.14%	5.19%	-3.05%
Loans (1) (2)	667,441	466,749	200,692	43.00%	6.99%	8.55%	-1.56%

Total interest earning assets	$731,257	$534,362	$196,895	36.85%	6.82%	8.07%	-1.25%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $285 and $232 for the three months ending September 30, 2008 and 2007, respectively have been included in the interest income computation.

	Average Balance				Average Yield
	for the nine months ending				for the nine months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Time deposits with other banks	$246	$373	$(127)	-34.05%	3.80%	2.51%	1.29%
Investment securities taxable	42,656	23,157	19,499	84.20%	5.26%	4.58%	0.68%
Investment securities non-taxable	17,223	16,434	789	4.80%	4.30%	4.31%	-0.01%
Federal funds sold	6,855	15,117	(8,262)	-54.65%	2.53%	5.10%	-2.57%
Loans (1) (2)	649,511	468,007	181,504	38.78%	7.31%	8.60%	-1.29%

Total interest earning assets	$716,491	$523,088	$193,403	36.97%	7.07%	8.18%	-1.11%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $1,008 and $873 for the nine months ending September 30, 2008 and 2007, respectively have been included in the interest income computation.

As of September 30, 2008, total earning assets were approximately $196.9 million higher than when reported a year earlier. The primary factor for the increase in interest earning assets can be attributed to the acquisition of Business First, organic loan growth, and the purchase of approximately $18.4 million in investment securities during the first six months of 2008. At September 30, 2008, Business First accounted for approximately $176.1 million and $164.5 million of the quarter and year to date increases in interest earning assets. Additionally, the Company increased the loan portfolio over the periods mentioned organically with continued market penetration by a team of seasoned loan officers.

For the three and nine month periods ended September 30, 2008, the average yield on loans was 6.99% and 7.31%, respectively. This represents declines of 156 and 129 basis points from the 8.55% and 8.60% reported for the same periods ended a year earlier. As conditions in the credit markets and specifically the financial services industry have worsened over the last twelve months, the FOMC has moved to cut the overnight Fed Funds rate in aggregate by 325 basis points since late in the third quarter of 2007. This has had a direct impact on the average yield of the loan portfolio, as corresponding declines in the prime rate have brought yields in the portfolio down. The decline in the average yield of the loan portfolio is the primary contributory factor in the year over declines in the yield on earning assets. For the three and nine month periods ended September 30, 2008, the yield on earning assets declined approximately 125 and 111 basis points, respectively when compared to the same periods ended a year ago.

Also contributing to the decline in the yield on earning assets were declines in the yield on federal funds sold of approximately 305 and 257 basis points for the three and nine months ended September 30, 2008. The declines in the yield earned on federal funds sold are a direct result of the moves made by the FOMC since late in the third quarter of 2007 to cut the overnight Fed Funds rate.

As evidenced in the tables above, the yield on taxable investment securities increased approximately 92 and 68 basis points for the three and nine month periods ended September 30, 2008 when compared to the same periods ended a year earlier. During the first six months of 2008, the Bank purchased approximately $18.2 million in mortgage backed securities with AAA ratings and yields somewhat higher than other securities in the portfolio, contributing significantly to the rise in yield of the portfolio overall. Additionally, increases in pre-payments of principal associated with these investments have also contributed to higher yields. See also “Item 3. Quantitative and Qualitative Disclosure About Market Risk” as well as “Investment Securities and Other Earning Assets” for additional discussion.

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three and nine month periods ending September 30, 2008 compared to the same periods ended in 2007.

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Savings/NOW/money market	$273,281	$206,186	$67,095	32.54%	1.29%	2.49%	-1.20%
Time deposits	169,518	147,659	21,859	14.80%	3.10%	4.94%	-1.84%
Other borrowings	91,735	17,940	73,795	411.34%	2.57%	5.55%	-2.98%
Federal funds purchased	4,583	-	4,583	100.00%	2.26%	0.00%	2.26%
Long term debt	13,403	8,864	4,539	51.21%	5.46%	7.16%	-1.70%

Total interest-bearing liabilities	$552,520	$380,649	$171,871	45.15%	2.17%	3.69%	-1.52%

	Average Balance				Average Rate
	for the nine months ending				for the nine months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Savings/NOW/money market	$290,901	$182,369	$108,532	59.51%	1.57%	2.22%	-0.65%
Time deposits	158,768	135,749	23,019	16.96%	3.45%	4.76%	-1.31%
Other borrowings	76,800	43,453	33,347	76.74%	2.63%	5.45%	-2.82%
Federal funds purchased	4,079	1,408	2,671	189.70%	2.69%	5.70%	-3.01%
Long term debt	13,403	11,839	1,564	13.21%	5.85%	7.74%	-1.89%

Total interest-bearing liabilities	$543,951	$374,818	$169,133	45.12%	2.38%	3.70%	-1.32%

At September 30, 2008 the balance of average interest bearing liabilities was approximately $171.9 million and $169.1 million higher than that reported for the same three and nine month periods ended a year earlier. The primary factor contributing to the increase was the acquisition of Business First as well as promotions the Bank engaged in during the majority of 2007 and 2008 designed to attract lower cost core deposits. This is evidenced by the $67.1 million or 32.5% and $108.5 million or 59.5% increases in Savings, NOW and Money Market account balances for the three and nine month periods ended September 30, 2008 when compared to the same periods ended a year earlier. Of the increases in Savings, NOW and Money Market accounts approximately $51.8 million and $55.8 million are attributable to the acquisition of Business First as of September 30, 2008.

The average balance of floating rate deposits represented approximately 61.7% and 58.3% and 64.7% and 57.3% of total interest bearing deposit accounts for the three and nine month periods ended September 30, 2008 and 2007, respectively. The relatively large percentage of floating rate deposit balances allowed the Bank to re-price its interest bearing deposits more rapidly in conjunction with the moves made by the FOMC during 2008 to lower the overnight Fed Funds rate. Additionally, throughout the majority of 2008, the Bank remained relatively short in duration with respect to time certificates and other borrowed funds, allowing the Bank to re-price other sources of funding in the event the overnight Fed Funds rate continued to decline. The ability to rapidly re-price these funds was the primary factor behind the quarter and year to date declines in the average rate paid on the Company’s interest bearing liabilities as well as the mitigation of the decline in the net interest margin. The net interest margin declined approximately 26 and 27 basis points during the three and nine months ended September 30, 2008 when compared to the same periods ended a year earlier. It has not been until recently that the Bank had begun to secure longer term funding in the form of time certificates and FHLB borrowing in order to take advantage of historically low funding rates and to ensure that the Bank has ample liquidity in the current economic environment.

Non-Interest Income

The tables below set forth changes in non-interest income for the three and nine month periods ended September 30, 2008 compared to the same periods ended in 2007.
	For the three months ended
	September 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Service charges on deposit accounts	$878	$642	$236	36.8%
ATM/Debit Card transaction/interchange fees	220	194	26	13.4%
Bancard	69	62	7	11.3%
Mortgage origination fees	118	119	(1)	-0.8%
Earnings on bank owned life insurance	121	109	12	11.0%
Other	107	183	(76)	-41.5%

Total non-interest income	$1,513	$1,309	$204	15.6%

	September 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Service charges on deposit accounts	$2,487	$1,937	$550	28.4%
ATM/Debit Card transaction/interchange fees	632	572	60	10.5%
Bancard	183	178	5	2.8%
Mortgage origination fees	367	378	(11)	-2.9%
Earnings on bank owned life insurance	352	322	30	9.3%
Gain on sale of investment securities	37	-	37	100.0%
Other	650	545	105	19.3%

Total non-interest income	$4,708	$3,932	$776	19.7%

Non-interest income increased approximately $204 thousand or 15.6% and $776 thousand or 19.7% for the three and nine month periods ended September 30, 2008 when compared to the same periods ended a year earlier. As evidenced in the tables above, one of the primary factors behind the overall increase in non-interest income can be attributed to higher service charges on deposit accounts. Of the quarter and year to date increases in this category, approximately $88 thousand and $317 thousand can be attributed to the acquisition of Business First. The additional deposit relationships obtained resulting from promotional activities the Bank engaged in during the majority of 2007 and 2008 have also contributed to the year over year increase within this category.

The primary factor behind the year over year increase in debit card interchange income can be attributed to the acquisition of Business First, the additional accounts the Bank added over the prior year related to promotional activities, and a stronger emphasis being placed on customer debit card usage.

Other non-interest income for the three months ended September 30, 2008 declined approximately $76 thousand when compared to the same period ended a year earlier. During the third quarter of 2007, the Bank recognized a gain of approximately $23 thousand from the sale of various SBA loans. The absence of this gain in the third quarter of 2008 contributed to the year over year decline within this category. For the first nine months of 2008, other non-interest income rose approximately $105 thousand from that reported for the first nine months of 2007. During the second quarter of 2008, the Bank recognized income in the amount of $272 thousand from proceeds it received in connection with the initial public offering of Visa, Inc. It is this additional income that has contributed substantially to the year to date increase within this category.

Mortgage origination fee income was approximately $1 thousand and $11 thousand lower for the three and nine months ended September 30, 2008, when compared to the same periods ended a year earlier. While the number of loans originated declined slightly from the prior year, dollar volumes actually increased approximately $1.9 million and $1.6 million for the three and nine months ended September 30, 2008, when compared to the same period ended a year earlier. This can be attributed to a significant increase in the number of loan re-finances as homeowners moved to take advantage of lower interest rates during the first and third quarters of 2008. Additionally, since the fourth quarter of 2007, the Bank has moved to strengthen the origination team with additional high quality, seasoned professionals. Management believes these additions will help to strengthen the Bank’s position to become one of the preferred originators within its current market footprint.

The table below illustrates the change in the number and total dollar volume of mortgage loans originated during the three and nine months ended September 30, 2008 when compared to the same periods ended in 2007.

	For the three months ended September 30,
(dollars in thousands)	2008	2007	Variance
Dollar volume	$14,710	$12,835	14.6%

Number of loans	35	37	-5.4%

	For the nine months ended September 30,
(dollars in thousands)	2008	2007	Variance
Dollar volume	$44,087	$42,455	3.8%

Number of loans	118	121	-2.5%

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and nine month periods ended September 30, 2008 compared to the same periods ended in 2007.

	September 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Salaries and employee benefits	$3,651	$3,238	$413	12.8%
Occupancy and equipment	1,076	830	246	29.6%
Data processing	672	529	143	27.0%
Advertising and promotional	199	165	34	20.6%
Regulatory fees	116	30	86	286.7%
Other professional fees and outside services	261	304	(43)	-14.1%
Legal fees and other litigation expense	31	31	-	-
Loan department costs	68	31	37	119.4%
Stationery and supplies	99	72	27	37.5%
Director fees	80	65	15	23.1%
Core deposit intangible amortization	215	88	127	144.3%
Other	640	394	246	62.4%

Total non-interest expense	$7,108	$5,777	$1,331	23.0%

	September 30,		Variance
(dollars in thousands)	2008	2007	dollar	percentage
Salaries and employee benefits	$11,897	$9,682	$2,215	22.9%
Occupancy and equipment	3,344	2,251	1,093	48.6%
Data processing	1,998	1,634	364	22.3%
Advertising and promotional	681	592	89	15.0%
Regulatory fees	340	85	255	300.0%
Other professional fees and outside services	858	891	(33)	-3.7%
Legal fees and other litigation expense	94	77	17	22.1%
Loan department costs	138	102	36	35.3%
Stationery and supplies	323	244	79	32.4%
Director fees	238	212	26	12.3%
Core deposit intangible amortization	646	265	381	143.8%
Other	1,669	998	671	67.2%

Total non-interest expense	$22,226	$17,033	$5,193	30.5%

•	Salary and Employee Benefits

Salaries and employee related expense incurred the greatest dollar increase of any non-interest expense category for the three and nine months ended September 30, 2008 when compared to the same periods ended in 2007. The primary factor driving the increase within this category can be attributed to the acquisition of Business First. Of the quarter and year to date increases within this category, approximately $475 thousand and $1,603 thousand can be attributed to acquired staff costs. Additionally, the Bank opened a new full service branch in the town of San Miguel, which has also contributed to the increase within this category.

•	Occupancy and Equipment

Expenses related to occupancy and equipment increased significantly for the three and nine months ended September 30, 2008 when compared to the same periods ended a year earlier. The addition of two branches related to the acquisition of Business First contributed significantly to the increase within this category. For the three months ended September 30, 2008 the additional expense incurred within this category attributable to Business First was approximately $188 thousand. For the nine months ended September 30, 2008, the additional expense incurred within this category attributable to Business First was approximately $603 thousand and approximately $234 thousand due to the impact of the sale leaseback of four Bank properties that was finalized in June 2007. Additionally, the opening of a new branch in the town of San Miguel, as previously mentioned, also contributed to the quarter and year to date increases within this category.

•	Data Processing

Expenses within this category increased approximately $143 thousand and $364 thousand for the three and nine month periods ended September 30, 2008 when compared to the same period ended a year earlier. The primary factor behind the increase within this category can be attributed to higher transaction processing volumes related to the acquisition of Business First. Also, the additional deposit relationships the Bank obtained over the last year have also contributed to the increase within this category.

•	Regulatory Fees

For the three and nine months ended September 30, 2008 regulatory fees increased approximately $86 thousand and $225 thousand, respectively. During 2007 the Bank received a one-time assessment credit under the Federal Deposit Insurance Reform Act of 2005 to recognize its past contributions to the insurance fund. It is the absence of this one-time credit during the three and nine months ended September 30, 2008 that contributed substantially to the year over year increases within this category.

•	Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First the Company booked CDI in the approximate amount of $3.8 million. The remaining balance of this intangible will be amortized over a six year period. For the three and nine months ended September 30, 2008 CDI amortization was approximately $127 thousand and $381 thousand higher than that reported for the same periods ended in 2007. Of the quarter and year to date increases approximately $119 thousand and $358 thousand can be attributed to the acquisition of Business First.

•	Provision for Income Taxes

For the three and nine month periods ended September 30, 2008, the provision for income taxes was 26.8% and 35.6% of pre tax income. For the same periods ended a year earlier, the provision for income taxes was 38.6% and 38.2% of pre tax income. The primary reason behind the quarter and year to date declines in the Company’s effective tax rate when compared to the same periods ended a year earlier is attributable to substantial increases in the provision for possible loan losses and the permanent difference associated with interest income the Company earned on municipal securities as well as income from holdings of bank owned life insurance becoming a larger percentage of overall taxable income.

Financial Condition Analysis

At September 30, 2008 total assets were $787.9 million compared to $745.6 million at December 31, 2007. This represents an increase of $42.3 million or approximately 5.7%. During the first nine months of 2008, the Bank saw gross loan growth in the approximate amount of $53.2 million. The majority of the increase in loan balances can be attributed to increases in the commercial real-estate, commercial and industrial, and land segments of the portfolio during the first and second quarters of the year.

The Bank saw declines in total deposit balances of approximately $55.6 million during the first nine months of 2008 and consequently lower balances of Federal Funds sold and higher balances of FHLB borrowing. The large decline in the over night Fed Funds rate thus far in 2008 prompted the Bank to reduce the rate paid on its interest bearing deposits and as a result total deposit balances, exclusive of brokered funds, declined approximately $63.3 million or 10.0% from the balance reported at December 31, 2007. During the second quarter of 2008, the Bank purchased approximately $30.0 million in brokered deposits in an effort to rely less on Federal Home Loan Bank borrowing. As of September 30, 2008 the balance of brokered funds was approximately $20.2 million. See also “Deposits and Borrowed Funds” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion related to the Bank’s deposits and borrowings.

Loans

At September 30, 2008, total gross loan balances were $666.4 million. This represents an increase of approximately $53.2 million or 8.7% from the balance reported at December 31, 2007. As previously mentioned, the primary factor behind the year to date increase in total gross loans can be attributed to higher commercial real-estate, commercial and industrial and land loan balances in the approximate amount of $49.0 million. While the loan portfolio grew approximately $6.6 million during the third quarter, the majority of the year to date growth in the loan portfolio occurred during the first and second quarters of 2008.

The table below sets forth changes from December 31, 2007 to September 30, 2008 for the composition of the loan portfolio:

	September 30,	December 31,	Variance
(dollars in thousands)	2008	2007	dollar	percentage
Real Estate Secured
Multi-family residential	$13,997	$12,779	$1,218	9.53%
Residential 1 to 4 family	29,031	24,326	4,705	19.34%
Home equity line of credit	22,247	17,470	4,777	27.34%
Commercial	281,269	274,266	7,003	2.55%
Farmland	10,630	11,557	(927)	-8.02%
Commercial
Commercial and industrial	151,323	133,981	17,342	12.94%
Agriculture	13,059	11,367	1,692	14.89%
Other	662	732	(70)	-9.56%
Construction
Single family residential	12,897	10,239	2,658	25.96%
Single family residential - Spec.	17,469	18,718	(1,249)	-6.67%
Tract	1,999	1,664	335	20.13%
Multi-family	7,803	9,054	(1,251)	-13.82%
Hospitality	14,177	16,784	(2,607)	-15.53%
Commercial	25,624	30,677	(5,053)	-16.47%
Land	55,704	31,064	24,640	79.32%
Installment loans to individuals	7,889	7,977	(88)	-1.10%
All other loans (including overdrafts)	620	562	58	10.32%

Total loans, gross	666,400	613,217	53,183	8.67%

Deferred loan fees	1,647	1,732	(85)	-4.91%
Reserve for possible loan losses	10,350	6,143	4,207	68.48%

Total loans, net	$654,403	$605,342	$49,061	8.10%

Loans held for sale	$2,955	$902	$2,053	227.61%

Real-Estate Secured

The following table provides a break-down of the real-estate secured segment of the Bank’s loan portfolio as of September 30, 2008:
	September 30, 2008
(dollars in thousands)	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Bank's Tier 1 Capital	Number of Loans	Single Largest Loan
Real-Estate Secured:
Retail	$36,434	$338	$36,772	9.5%	54.3%	54	$3,320
Professional	71,308	2,312	73,620	19.0%	108.8%	99	8,875
Hospitality	59,311	242	59,553	15.4%	88.0%	37	10,851
Multi-family	13,997	639	14,636	3.8%	21.6%	14	5,837
Home equity lines of credit	22,247	22,474	44,721	11.6%	66.1%	279	1,200
Residential 1 to 4 family	29,031	1,004	30,035	7.8%	44.4%	70	3,500
Farmland	10,630	712	11,342	2.9%	16.8%	22	2,000
Healthcare / medical	16,417	-	16,417	4.2%	24.3%	31	2,170
Restaurants / food establishments	6,522	76	6,598	1.7%	9.7%	14	2,600
Commercial	75,063	1,006	76,069	19.7%	112.4%	114	4,737
Other	16,214	552	16,766	4.3%	24.8%	31	2,100

Total real-estate secured	$357,174	$29,355	$386,529	99.9%	571.2%	765	$47,190

Real-Estate secured loan balances increased approximately $16.8 million from that reported at December 31, 2007. Contributing to the overall increase within this category were several large loans previously classified as construction moving into amortizing loans as well as organic loan growth. Of the year to date growth in the category of Residential 1-4 Family, approximately $3.5 million can be attributed to the origination of one, short term loan with an LTV of 33% in Santa Barbara during the third quarter of 2008. Additionally, there were several large HELOC disbursements made during the third quarter of 2008 in the aggregate amount of $2.3 million, contributing significantly to the year to date increase within this category. Commercial real-estate balances were approximately $7.0 million higher that that reported at December 31, 2007. As mentioned, this is primarily the result of several large construction loans moving into amortizing balances during the third quarter as well as several new loans funded in the aggregate amount of $4.4 million. The increase within this category was somewhat tempered by several large pay-downs in the aggregate amount of $7.7 million that occurred during the second quarter as well as the participation of approximately $4.3 million in commercial real-estate loans during the third quarter.

Hotel loans disbursed are not considered a concentration with balances of approximately $59.3 million, representing 87.6% of the Bank’s Tier I capital. However, there are several hotel construction and land loans that increase total outstanding balances to $77.3 million as well as un-disbursed commitments of approximately $13.3 million, which in aggregate represent a concentration at 133.9% of the Bank’s Tier I capital. These loans are made to clients throughout our market area and have historically performed in a satisfactory manner.

At September 30, 2008, real-estate secured balances represented $357.2 million or 53.6% of the loan portfolio and approximately 527.7% of the Bank’s Tier I capital. Of these balances, $156.3 million or 43.8% of the real-estate secured segment of the loan portfolio are considered owner occupied.

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

Commercial

The following table provides a break-down of the commercial and industrial segment of the Bank’s commercial loan portfolio as of September 30, 2008:

	September 30, 2008
(dollars in thousands)	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Bank's Tier 1 Capital	Number of Loans	Single Largest Loan
Agriculture	$2,970	$3,202	$6,172	2.5%	9.1%	26	$2,000
Oil / gas & utilities	858	935	1,793	0.7%	2.6%	10	750
Construction	19,542	13,366	32,908	13.5%	48.6%	166	2,750
Manufacturing	10,294	8,707	19,001	7.8%	28.1%	108	1,500
Wholesale and retail	14,689	7,954	22,643	9.3%	33.5%	130	1,250
Transportation and warehousing	2,775	776	3,551	1.5%	5.2%	35	526
Media and information services	11,316	1,522	12,838	5.3%	19.0%	23	7,167
Financial services	19,302	6,679	25,981	10.6%	38.4%	48	6,000
Real-estate / rental and leasing	12,767	14,679	27,446	11.3%	40.6%	96	3,500
Professional services	17,577	11,719	29,296	12.0%	43.3%	144	2,000
Healthcare / medical and social services	14,208	18,833	33,041	13.6%	48.8%	107	11,355
Restaurants / food establishments	17,089	2,817	19,906	8.2%	29.4%	90	1,320
All other	7,936	1,124	9,060	3.7%	13.4%	67	2,530

Commercial and industrial	$151,323	$92,313	$243,636	100.0%	360.0%	1,050	$42,648

Loans within this category increased $19.0 million or 13.0% from the year ended December 31, 2007. Increases in commercial and industrial loan balances in the approximate amount $17.3 million are the primary factor behind the increase within this category. During the first six months of 2008, the Bank funded thirteen new loans in excess of $1.0 million within this category with an aggregate balance of approximately $26.4 million, with the majority of these fundings taking place during the second quarter. Additionally, many other smaller loans with balances of $0.5 million or less were made during the first six months of the year. New loans within this category were made to medical groups, contractors, hotel operators, farmers and others within the Bank’s primary market area. However, during the third quarter the Bank saw several large pay-downs in the aggregate amount of $5.1 million, with the majority of these pay-downs coming from one borrower. At September 30, 2008, the aggregate balance of loans within this category was approximately $165.0 million, representing 243.9% of the Bank’s Tier I Capital. Additionally, approximately $1.3 million of commercial loans were SBA guaranteed at September 30, 2008.

During the quarter the Bank placed two commercial loans made to one borrower on non-accrual status and established a valuation allowance for these loans. At September 30, 2008, the balance of these loans was approximately $5.9 million. See also “Non Performing Assets” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q for additional information related to the loans the Bank has placed on non-accrual.

Construction

The following table provides a break-down of the construction segment of the Bank’s loan portfolio as of September 30, 2008:

	September 30, 2008
(dollars in thousands)	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Bank's Tier 1 Capital	Number of Loans	Single Largest Loan
Construction:
Single family residential	$12,897	$12,586	$25,483	21.7%	37.7%	28	$4,600
Single family residential - Spec.	17,469	2,011	19,480	16.6%	28.8%	13	3,480
Tract	1,999	901	2,900	2.5%	4.3%	9	649
Multi-family	7,803	2,855	10,658	9.1%	15.7%	6	3,584
Commercial	25,624	6,244	31,868	27.1%	47.1%	23	4,250
Hospitality	14,177	12,801	26,978	23.0%	39.9%	4	7,853

Total construction	$79,969	$37,398	$117,367	100.0%	173.5%	83	$24,416

At September 30, 2008, construction loan balances were approximately $80.0 million or $7.2 million less than that reported at December 31, 2007. During the third quarter of 2008 several large loans previously classified as construction moved into amortizing balances under commercial real-estate. This contributed greatly to the year to date and quarter over quarter declines the Bank saw within this segment of the loan portfolio. During the second and third quarters, loan pay-downs kept pace with new fundings as the Bank has become very selective in the loans it originates within this category. At September 30, 2008, total construction balances represented 118.2% of the Bank’s Tier I Capital. Un-disbursed commitments within this category totaled approximately $37.4 million and when combined with disbursed represent 173.5% of the Bank’s Tier I Capital. As of September 30, 2008, approximately $24.1 million or 30.2% of construction balances are considered owner occupied. Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

During the first nine months of 2008, the Bank placed approximately $11.4 million in single family spec construction loans on non-accrual status. During the third quarter, the Bank also placed one loan in the amount of $2.5 million within the category of multi-family construction on non-accrual. For a more detailed discussion related to the loans the Bank has placed on non-accrual status, please see “Non-Performing Assets” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q. The Bank continues to closely monitor the construction segment of the loan portfolio for additional signs of deterioration and has devoted additional resources to this effort.

Land

The following table provides a break-down of the land segment of the Bank’s loan portfolio as of September 30, 2008:

	September 30, 2008
(dollars in thousands)	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Bank's Tier 1 Capital	Number of Loans	Single Largest Loan
Land:
Single family residential	$7,693	$-	$7,693	12.8%	11.4%	25	$1,200
Single family residential - Spec.	1,938	176	2,114	3.5%	3.1%	8	618
Tract	31,709	3,849	35,558	58.9%	52.5%	10	12,208
Multi-family	1,628	35	1,663	2.8%	2.5%	4	675
Commercial	8,926	297	9,223	15.3%	13.6%	16	1,500
Hospitality	3,810	270	4,080	6.7%	6.0%	4	2,340

Total land	$55,704	$4,627	$60,331	100.0%	89.1%	67	$18,541

At September 30, 2008 the balance of loans within this category was approximately $55.7 million. When compared to the $31.1 million reported at December 31, 2007, land balances increased approximately $24.6 million. The year to date increase within this category can be attributed in large part to the funding of six loans in excess of $1.0 million with an aggregate balance of $18.1 million.

Two of the largest loans within this category consist of loans for residential tract developments in the aggregate amount of $13.3 million. These projects are located in the California Central Valley in Kern County. One project is approved for 314 single family lots. This project has also been approved for approximately 8.6 acres of commercial development and 13.5 acres for recreational purposes. The project was funded in the first quarter of 2008 and has an approximate loan to value of 50.0%, based on an appraisal conducted earlier in the year. The borrower is in the process of grading the project site and anticipates cash flow will be obtained in this process from the excavation of rock at the site that will later be sold. The Bank anticipates the cash flow obtained from the grading/excavation of the site will be used to pay-down the loan and that the borrower will begin to see cash flow from the project during the fourth quarter. At September 30, 2008, the balance of this loan was approximately $10.8 million, with approximately $1.4 million un-disbursed. The second project currently consists of 7 finished homes, 34 finished lots and is the only new housing development in its area. The purpose of the project is to provide affordable housing to a market that generally consists of renters. This loan funded in March 2008 at approximately $4.1 million and has subsequently been paid down by approximately $1.6 million from proceeds of sold homes. The borrower is actively marketing the remaining finished homes and sales continue to occur at a rate of two homes per month. The housing in this project also qualifies for the USDA Direct Loan program whereby individuals or families receive financial assistance directly from the Housing and Community Facilities Programs (HCFP) in the form of a home loan at an affordable interest rate.

Kern County, somewhat outside of the Company’s market footprint, has a population of approximately 817,000 and depends on agriculture, oil, light industry, warehousing and distribution, and educational services to support its economy. This region of California’s Central Valley has experienced significant population growth over the last five years relative to other areas of the state, with annual percentage increases of 2.5% or more per year over the last five years. Affordable housing, relative to other metropolitan areas within California, has been a significant factor behind the growth in Kern County’s population. However, like many other areas within California, real-estate prices within the California Central Valley have fallen significantly, with recent indications showing year over year declines of approximately 30% and an approximate six month supply of unsold homes within Kern County, specifically. Management acknowledges that as economic conditions worsen across the state, the level of growth previously experienced within the California Central Valley will no doubt be negatively impacted.

The Bank does not typically make loans outside of its market footprint unless the potential for a long term relationship, including acquisition of additional deposits, exists. The Bank continues to closely monitor both relationships it has established with borrowers in the Central Valley for any signs of deterioration, given that they are out of our market area. As of September 30, 2008, these borrowers have continued to perform under the contractual terms of their respective loan agreements.

At September 30, 2008, land balances represented 82.3% of the Bank’s Tier I capital and when combined with un-disbursed commitments represent approximately 89.1% of the Bank’s Tier I Capital. Additionally, as of September 30, 2008, approximately $9.6 million or 17.2% of the land portfolio was considered owner occupied.

Installment

At September 30, 2008, the balance of installment loans was approximately $7.9 million. This, when compared to the $8.0 million reported at December 31, 2007, represents a decline of approximately $0.1 million. Installment loans include revolving credit plans, consumer loans, Money Plus loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held For Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days. At September 30, 2008 and December 31, 2007 mortgage correspondent loans (loans held for sale) totaled approximately $3.0 million and $0.9 million, respectively.

Foreign Loans

At September 30, 2008, the Bank had no foreign loans outstanding.

Summary of Market Condition

The local residential real-estate market came under significant pressure during 2007 and continues to remain under pressure thus far in 2008. The market was negatively impacted by rising interest rates during the majority of 2007, negative sentiment surrounding market values of real-estate, an over supply of newly constructed homes and inflationary pressures. Additionally, as conditions in the credit markets worsened in 2008, financial institutions became more reluctant to extend new credit to borrowers, pushing the cost of certain types of credit higher in a rates down environment and contributing further to the decline in real-estate prices. As more and more home owners began to see interest rate resets on adjustable rate mortgages late in 2007 and into 2008, the number of non-performing loans and defaults rose significantly in the industry as a whole. This trend has continued thus far in 2008.

Sales of single family homes have fallen significantly year over year in the Company’s market area and California as a whole, with recent indications showing price declines in the range of 30% to 40% statewide and 20% to 30% within the Company’s market area. Along with other segments in the real-estate sector, commercial real-estate prices in the Company’s market area have experienced some pressure during 2008 and the Company has begun to see a slight increase in vacancy rates in certain retail and office segments, though not to any considerable extent. During 2007 the demand for business and professional properties in the Company’s market area remained relatively strong, with low vacancies, competitive loan rates, and many investors seeking exchange properties. This helped to provide some insulation against a significant downturn in prices as well as the volume of sales. However, the Company realizes that any prolonged and significant downturn in the national and local economies may have an impact on the values of commercial real-estate within its market footprint as well as the borrowers to whom the Bank has extended such credit and thus continues to closely monitor the credits within this segment of the loan portfolio for potential signs of deterioration. Additionally, the Bank continues to employ stringent lending standards and remains very selective with regard to any additional commercial real-estate, real-estate construction and land loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment.

Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we are not completely immune to the effects of a slowdown on a state or national level. As previously mentioned, with the availability of credit significantly diminished and the effects of inflation as well as interest rate resets on mortgages placing more pressure on borrowers throughout the U.S. economy, the ability of consumers to satisfy outstanding obligations to the financial sector, as a whole, has begun to languish. We believe that within certain areas of our local economy these more macro level concerns have started to become more evident, specifically with respect to real-estate development in the single family residential market. This has no doubt had an impact on the level of and type of loans the Bank has placed on non accrual and charged off during the first nine months of 2008. However, the desirability of the Company’s market footprint and diversity of the loan portfolio, we believe will continue to provide some insulation against a significant slowdown in growth relative to many other areas within California. Additionally, the Company has devoted considerable resources to the monitoring of credits within the loan portfolio in order to take any appropriate steps when and if necessary to mitigate any material adverse impact the slowing of the single family residential and commercial real-estate markets may have on the Bank overall.

Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, for the last three years were as follows: 5.5% to 6.5% in 2005, 5.0% to 6.5% in 2006, and 6.0% to 7.0% in 2007.

The following table provides a geographical break-down for some of the Bank’s largest segments of the loan portfolio: commercial real-estate secured, construction, and land as of September 30, 2008:

	Commercial
	Real Estate
Geographic Distribution	Secured	Construction	Land

Northern San Luis Obispo County	32.4%	30.3%	26.8%
Southern San Luis Obispo County	16.8%	12.9%	12.7%
Coastal Regions - San Luis Obispo County	7.3%	16.1%	3.7%
Northern Santa Barbara County	19.7%	12.3%	8.7%
Southern Santa Barbara County	18.0%	14.0%	7.2%
Other	5.8%	14.4%	40.9%

Totals	100.0%	100.0%	100.0%

As evidenced in the table above, as of September 30, 2008, substantially all loans the Bank originated within the major categories of commercial real-estate, construction and land were made to borrowers within our current market footprint. The Majority of loans within the category of Land - Other were made to borrowers for projects located within the California Central Valley. Management closely monitors all loans made to borrowers outside of its market footprint and as of September 30, 2008 all such loans were performing as agreed.

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

However, if a loan’s credit quality deteriorates to the point that collection of principal is believed by Management to be doubtful and the value of collateral securing the obligation is sufficient, the Bank generally takes steps to protect and liquidate the collateral. Any loss resulting from the difference between the loan balance and the fair market value of the collateral is recognized by a charge to the reserve for loan losses. When the collateral is held for sale after foreclosure, it is subject to a periodic appraisal. If the appraisal indicates that the collateral will sell for less than its recorded value, the Bank recognizes the loss by a charge to non-interest expense.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent. As of September 30, 2008, there were no loans 90 days past due and still accruing. Loans on non-accrual status totaled $22.4 million at September 30, 2008 compared to $13.4 million at June 30, 2008 and $0.3 million at December 31, 2007. During the third quarter of 2008, the Bank placed approximately $9.2 million in additional loans on non-accrual status. All loans on non-accrual are carried at fair value pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” As of September 30, 2008, non-accruing loans consist of the following:

•
Nine loans in the approximate amount of $10.2 million to three borrowers all representing single family spec construction loans located in various costal communities along the Central Coast of California. During the third quarter of 2008, the Bank charged off approximately $0.7 million in balances associated with these loans as the result of updated valuation analyses. Most of the properties securing these loans are near completion and there has been some market interest.

•	Five loans in the approximate amount of $2.3 million all secured by commercial real-estate and single family residences. The borrowers continue to work with Management on these loans.

•
Seven loans in the approximate amount of $0.7 million to four borrowers that are collateralized by various business assets and personal collateral. During the third quarter, the Bank charged off one loan in the amount of $12 thousand with a net loss of $6 thousand. Principal reductions in the aggregate amount of $30 thousand were received on the remaining seven loans. The borrowers continue to work with Management on these loans.

•
Seven loans in the approximate amount of $0.9 million that are collateralized by various forms of business assets and personal collateral. One such loan contains an SBA guarantee in the amount of $0.3 million and is in the process of liquidation. The Bank has established a valuation allowance in the amount of $0.6 million on the remaining credits within this group, all of which are in the process of collection.

•
Three loans to two borrowers in the approximate amount of $8.4 million that are secured by real-estate. One loan for $2.5 million is secured by property located in a coastal community of the central coast of California and is being carried at its analyzed fair value. The remaining two loans are secured by various commercial and farm properties within the Bank’s primary market area. The Bank has established a valuation allowance of approximately $1.8 million for these loans.

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

Interest income that would have been recognized on non-accruing loan balances if they had performed in accordance with the terms of the loans was approximately $607 thousand and $65 thousand at September 30, 2008 and December 31, 2007, respectively.

During the second quarter of 2008, the Bank moved to foreclose on a commercial real-estate loan that was placed on non-accrual status during the first quarter. The value of the asset that was securing the loan was valued at approximately $197 thousand and is reflected in the Company’s financial statements as other real estate owned (“OREO”) as of September 30, 2008. No additional charge off was required at the time the asset moved into OREO. Additionally, in June 2008 the Bank moved to foreclose on property securing an installment loan previously placed on non-accrual status during the first quarter. This loan had a balance of approximately $50 thousand of which $20 thousand was charged off at foreclosure. The Bank subsequently received and accepted a cash offer to sell the foreclosed property in July and as a result of that sale the Bank recorded a net recovery of approximately $15 thousand.

At September 30, 2008, total non-performing assets were approximately $22.6 million, or 2.87% of total assets. When compared to the $0.3 million or 0.05% of total assets reported at December 31, 2007, this represents an increase of approximately $22.3 million.

At September 30, 2008, the allowance for loan losses was approximately $10.4 million, or 1.55% of total gross loans. This, when compared to the $6.1 million or 1.00% of total gross loans reported at December 31, 2007, represents an increase of approximately $4.3 million. The year to date change in the allowance can be attributed to net charge offs in the amount of $2.0 million as well as additions to the allowance in the amount of $6.2 million. During the second and third quarters of 2008, the Bank wrote down the values of certain loans previously placed on non accrual status. This, in conjunction with the weakened economic environment, as well as the change in the trend of delinquent loans, prompted the Bank to make substantial additions to the allowance during the first nine months of 2008. As of September 30, 2008, Management believes that the allowance for loan losses is prudent and warranted, based on information currently available.

The following table provides a summary of non-performing assets at September 30, 2008 compared to December 31, 2007 as well as key asset quality ratios:

	September 30,	December 31,
(dollars in thousands)	2008	2007

Loans delinquent 90 days or more and still accruing	$-	$-

Non Accruing Loans:
Real-estate secured	2,523	261
Commercial	7,954	62
Construction	11,311	-
Land	590	-
Installment loans	12	15

Total non-accruing loans	$22,390	$338

Other real-estate owned	$197	$-

Total non-performing assets	$22,587	$338

Ratio of allowance for credit losses to total gross loans	1.55%	1.00%
Ratio of allowance for credit losses to total non-performing loans	46.23%	1817%
Ratio of non-performing loans to total gross loans	3.36%	0.06%
Ratio of non-performing assets to total assets	2.87%	0.05%

Total Cash and Cash Equivalents

Total cash and due from banks was $27.7 million and $46.4 million at September 30, 2008 and December 31, 2007, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches. Additionally, lower deposit balances during the first nine months of 2008 when compared to that reported at December 31, 2007 have contributed to fewer Federal Funds sold.

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

The table below sets forth the change in balances of other earning assets as of September 30, 2008 from that reported at December 31, 2007.

	September 30,	December 31,	Variance
(dollars in thousands)	2008	2007	dollar	percentage

Federal Home Loan Bank stock	$5,006	$3,045	$1,961	64.40%
Available-for-sale securities	52,634	47,556	5,078	10.68%
Federal funds sold	8,835	23,165	(14,330)	-61.86%
Interest bearing deposits other financial institutions	119	330	(211)	-63.94%

Total other earning assets	$66,594	$74,096	$(7,502)	-10.12%

•	Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB. As such, the amount of FHLB stock the Bank carries can vary from one period to another based on among other things the current liquidity needs of the Bank. At September 30, 2008, the Bank held approximately $5.0 million in FHLB stock, an increase of approximately $2.0 million from that reported at December 31, 2007.

•	Available-for-Sale Securities

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders’ equity. At September 30, 2008, net unrealized losses in the portfolio were $1.9 million or $1.1 million, net of tax. This, when compared to the net unrealized gain of approximately $313 thousand or $184 thousand, net of tax the portfolio had at December 31, 2007, represents a decline in market value of approximately $2.2 million or $1.3 million, net of tax. The decline in the market value can be attributed in large part to continued concerns surrounding mortgage related securities and the credit markets as a whole. In addition to changes in market values, the year to date change in the securities portfolio can be attributed to purchases in the amount of $18.4 million, proceeds from principal reduction in mortgage-backed securities in the amount of $7.5 million, as well as sales, calls and maturities totaling $3.7 million.

During the second quarter of 2008, the Bank sold two mortgage backed securities with total proceeds of approximately $1.5 million. In connection with this sale the Bank recognized a gain of approximately $37 thousand or $22 thousand net of tax.

As part of the acquisition of Business First, the Bank acquired five whole loan CMO (“Collateralized Mortgage Obligation”) securities with a remaining principle balance of approximately $3.8 million and a net unrealized loss of approximately $192 thousand or $113 thousand net of tax. Additionally, the Bank purchased four additional whole loan CMOs in the approximate amount of $17.0 million in the first six months of 2008. Management performs extensive review of the underlying collateral for these securities, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. At September 30, 2008, the market value of these securities had a net unrealized loss of approximately $1.4 million or $0.8 million, net of tax.

At September 30, 2008, other than the nine whole loan CMOs discussed in the paragraph above, the remaining MBS and CMOs in the Bank’s investment portfolio were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”). These securities carry the guarantee of the issuing agencies.

During the last twelve months, fixed income markets have seen a significant re-pricing of credit risk, which has caused the values of certain classes of fixed income instruments to fall, specifically those related to Collateralized Debt Obligations (“CDO”) and Mortgage-Backed Securities (“MBS”). Concerns surrounding these asset classes continued to overhang the market during the first nine months of 2008 and the Bank’s securities portfolio was not completely immune to market fluctuations. Management reviews the securities portfolio on a regular basis to identify investments that may be other than temporarily impaired. At September 30, 2008, Management does not believe that the current losses in the securities portfolio are other than temporary.

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

•	Federal Funds Sold

The decline in the balance of Federal Funds sold can also be attributed to lower deposit balances, resulting in fewer excess funds available for overnight investment. Additionally, the amount of Federal Funds sold can vary widely on a daily basis depending on the cash position of the bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity and loan funding needs.

Deposits and Borrowed Funds

With recent uncertainty caused by an increase in bank failures, customers are more aware of FDIC insurance levels and in addition to the use of programs like CDARS, have been re-deploying deposits to ensure FDIC coverage. CDARS is an acronym for the Certificate of Deposit Account Registry Service, which enables depositors to have larger insured deposits above the FDIC stated maximums. While this has caused some funds to leave the bank, there is an increase in new money, as well. We are, however, noticing lower balances kept in most account types. We anticipate that this situation could experience a positive change with the very recently announced FDIC unlimited deposit account coverage on Demand Deposit Accounts and the increase from $100,000 to $250,000 for all types of accounts.

The table below sets forth the change in the various categories of deposits from December 31, 2007 to September 30, 2008:

					% of Total
	September 30,	December 31,	Variance		Deposits
(dollars in thousands)	2008	2007	dollar	percentage	9/30/08

Non-interest bearing demand	$155,267	$153,684	$1,583	1.03%	26.4%
Interest bearing demand	71,601	69,558	2,043	2.94%	12.2%
Savings	22,484	41,599	(19,115)	-45.95%	3.8%
Money market	175,659	206,754	(31,095)	-15.04%	29.8%
Time deposits of $100 or more	55,428	63,445	(8,017)	-12.64%	9.4%
Time deposits under $100	88,583	97,247	(8,664)	-8.91%	15.0%
Brokered deposits	20,229	12,521	7,708	61.56%	3.4%

Total deposits	$589,251	$644,808	$(55,557)	-8.62%	100.0%

The acquisition of core deposits has remained the single biggest challenge facing the Company and even more so in the current environment where many financial institutions are aggressively competing for sources of liquidity. During the first nine months of 2008, the Bank saw total deposit balances decline approximately $55.6 million. Exclusive of brokered funds, deposit balances declined approximately $63.3 million.

The moves by the FOMC during the first nine months of 2008 to cut the overnight Fed Funds rate by an aggregate 225 basis points has had a direct impact on the Bank’s total deposit balances. The Bank moved aggressively to lower rates paid on interest bearing accounts in response to the actions taken by the FOMC and as a result, we began to see some expected deposit run-off. Deposit run-off was most evident in money market balances with a year to decline of approximately $31.1 million. Declines in time deposits also contributed greatly to the overall decline, with total time deposit balances, exclusive of brokered funds, approximately $16.7 million lower than that reported at December 31, 2007. The declines within these categories can be attributed in part to promotional deposit run-off in favor of somewhat irrational deposit pricing at other financial institutions in severe need of liquidity as well as declines in the balances of several large accounts the Bank monitors closely on a regular basis.

During 2007, the Bank engaged in promotional activities designed to attract lower cost core deposits in an effort to rely less on FHLB borrowings that were more expensive at the time. These promotions proved to be successful as the Bank saw a dramatic increase in floating rate money market and short-term time deposit balances, allowing for substantially all of the Bank’s borrowings to be paid down during 2007. Given the nature of the additional deposits gathered, in that they are of short duration and / or possess a floating rate, the Bank was able to immediately re-price the majority of these funds as the FOMC moved aggressively to lower interest rates during the first half of 2008. This, while allowing the Bank to mitigate declines in the net interest margin, has increased the level of deposit run-off the Bank has seen during the first nine months of 2008.

In an effort the stem the decline in deposit balances, rely less on FHLB borrowings and maintain an appropriate mix of secondary funding, the Bank purchased approximately $30.0 million in brokered funds during the second quarter of 2008, of which approximately $10.0 million matured during the third quarter. Mitigating the decline in overall deposits were increases in non-interest and interest bearing demand balances. Increases in these categories can be attributed in part to increased balances of those deposits classified as public funds as well as promotions the Bank currently has in place to attract lower cost core deposits.

Management has been keenly aware of the need for lower cost core deposits in order to rely less on secondary funding sources, but has chosen not to engage in irrational deposit pricing in an effort to not only maintain the net interest margin, but also to build a deposit base based on customer relationship.

Non-interest bearing demand accounts represented approximately 26.4% of total deposits at September 30, 2008. Of this balance, approximately $14.1 million consist of deposit relationships that the Bank considers to be volatile in nature. This when compared to the $15.7 million reported at December 31, 2007, represents a decline of approximately $1.6 million. The customers that hold these deposits engage in mortgage related activities. These volatile account relationships are included in the volatile liability dependency report that the Bank produces on a monthly basis. Typically, a material change in balances held by these customers is reflected in the balance of Federal Funds sold and is recognized by Management to potentially be short term in nature. Therefore, any material increase in these balances is not considered to be a funding source for any form of long-term investment. Management and the Board of Directors of the Bank are aware that as conditions in the mortgage market change, these relationships are impacted. Additionally, the Bank closely monitors several additional deposit relationships that it also considers to be volatile. At September 30, 2008, the balances of these accounts were approximately $22.8 million lower than the $52.7 million reported at December 31, 2007. At September 30, 2008, two of these relationships were classified as money market with balances of approximately $21.5 million, while the other relationship is classified as an interest bearing demand with balances of approximately $8.4 million and is considered public funds.

The Bank has a policy in place that permits the purchase of brokered funds as a secondary source for funding. This policy permits the Bank to purchase brokered funds in an amount not to exceed 10% of total assets. As previously mentioned, the Bank purchased approximately $30.0 million in brokered funds during the second quarter of 2008 of which approximately $10.0 million matured during the third quarter. At September 31, 2008, the balance of brokered funds was approximately $20.2 million or $7.7 million higher than that reported at December 31, 2007. The Bank also entered into an agreement with an entity that works on behalf of brokerages to sell excess un-invested funds to other financial institutions seeking additional liquidity. These funds are considered brokered money market funds whose balances are subject to change. The Bank’s policy states that such funds, including brokered funds, shall not exceed 10% of total assets. At September 30, 2008, the Bank did not carry a balance for funds classified as brokered money market.

The following table provides a summary of the Federal Home Loan Bank (“FHLB”) borrowings the Bank had as of September 30, 2008:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$ 25,000	2.57%	Variable	6/22/09
32,500	2.33%	Variable	Open
15,000	2.37%	Fixed	12/16/08
10,000	2.85%	Fixed	1/26/09
10,000	2.60%	Fixed	2/6/09
4,000	4.93%	Fixed	2/27/09
10,000	2.89%	Fixed	9/16/10

$ 106,500	2.62%

As evidenced in the table above, the balance of FHLB borrowing as of September 30, 2008 was $106.5 million. This represents an increase of approximately $98.5 million from the balance reported at December 31, 2007. The increase in FHLB borrowing is primarily attributable to the $55.6 million decline in deposit balances in addition to the $53.2 million increase in gross loan balances the Bank saw during the first nine months of 2008. Additionally, during the first quarter of 2008, the Bank borrowed $10.0 million from the FHLB and securitized that borrowing with securities it purchased in the approximate amount of $9.9 million. Management makes regular assessments of the Bank’s need for liquidity to determine how much if any and at what term it will borrow from the FHLB.

The Bank utilizes securities sold under repurchase agreements as a source of funds. The Bank had $1.2 million and $1.9 million in securities sold under agreements to repurchase at September 30, 2008 and December 31, 2007, respectively.

In the fourth quarter of 2007, the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million. At September 30, 2008, the Company had no balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis. At September 30, 2008 the interest rate on the note was 5.00% and is variable, moving with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB. In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The letter of credit will expire in September 2009.

Capital

At September 30, 2008, the balance of stockholders’ equity was approximately $71.0 million. This, when compared to the $69.5 million at December 31, 2007, represents an increase of approximately $1.5 million. The change in capital was due to net income of $2.9 million, stock options exercised in the amount of $228 thousand, the capital impact of year-to-date share-based compensation expense in the amount of $275 thousand, $586 thousand paid year-to-date in cash dividends, cash paid in lieu of fractional shares issued in connection with a 5% stock dividend the Company paid to stockholders in May 2008, and a decline in accumulated other comprehensive income of $1.3 million.

•	Dividends

The following table provides a summary of dividends the Company has paid over the last two years:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Stock dividend	5%	4/24/2008	5/2/2008	5/16/2008
Cash dividend	$0.08	1/24/2008	2/1/2008	2/15/2008
Cash dividend	$0.08	10/17/2007	11/2/2007	11/16/2007
Cash dividend	$0.08	7/18/2007	8/3/2007	8/17/2007
Cash dividend	$0.08	4/20/2007	5/4/2007	5/18/2007
Cash dividend	$0.08	1/19/2007	2/2/2007	2/16/2007
Cash dividend	$0.08	10/20/2006	11/3/2006	11/17/2006
Cash dividend	$0.08	7/21/2006	8/11/2006	8/25/2006

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

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of the Company’s common stock. Purchases were to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program was for one year and the timing of purchases was to depend on market conditions. Subsequently, on October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase under the 2006 plan to 100,000. In July 2007, the Board of Directors authorized a one year extension of this plan, which expired in August 2008.

As of September 30, 2008, the Company repurchased and retired 53,500 shares of its common stock under the 2006 stock repurchase plan at a weighted average price of $17.44. The Company made no repurchases of its common stock during the nine month period ended September 30, 2008. As mentioned above, the Repurchase Plan expired in August 2008.

•	Trust Preferred Securities

On October 27, 2006 the Company issued $8.2 million of Floating Rate Junior Subordinated Debt Securities (“the debt securities”) to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company. The Company used the proceeds from the issuance of these securities for general corporate purposes, which included, but not limited: capital contributions to the Bank, investments, payment of dividends, and repurchases of our common stock.

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

At September 30, 2008, the Company had $13.4 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding. These securities have been issued to Heritage Oaks Capital Trusts II and III. The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance. Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Heritage Oaks Capital Trusts II and III, totaling $248 thousand and $155 thousand, respectively. The balance of the equity of Heritage Oaks Capital Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets. Interest associated with the securities issued to Heritage Oaks Capital Trusts II and III is payable quarterly at 3-month LIBOR plus 1.71% variable rate and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trusts II and III as of September 30, 2008:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	4.51%	27-Oct-06	Aug-37	Nov-11	Varibale 3-month LIBOR + 1.71%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Issued	$13,403	5.43%

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

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Heritage Oaks Capital Trusts II and III into the Company’s financial statements. Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities. On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier I capital for regulatory purposes. As of September 30, 2008, the Company has included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At September 30, 2008, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments for approximately 2.3 years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $4.7 million at September 30, 2008.

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

The following table provides a Summary of the Company’s and the Bank’s regulatory capital ratios at September 30, 2008 and 2007:

	Regulatory Standard		September 30, 2008		September 30, 2007
	Adequately	Well	Heritage Oaks	Heritage Oaks	Heritage Oaks	Heritage Oaks
	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage Ratio	4.00%	5.00%	9.01%	8.78%	10.69%	9.80%

Tier I Risk Based Captial Ratio	4.00%	6.00%	9.67%	9.41%	11.65%	10.69%

Total Risk Based Captial Ratio	8.00%	10.00%	10.92%	10.66%	12.58%	11.62%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits and or other borrowed funds. The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives. ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from Bank customers serve as the primary source of liquidity, while sources such as the FHLB provide the Bank with the means to obtain additional liquidity in the absence of newly generated deposit relationships.

The Bank has also established credit arrangements with correspondent banks that serve as a secondary liquidity source. As of September 30, 2008 the Bank had no balance drawn against these credit arrangements. As previously mentioned the Bank is also a member of the FHLB and as of September 30, 2008 had approximately $106.5 million in outstanding borrowing from the FHLB.

The following table provides a summary of the remaining borrowing capacity the Company has with various secondary liquidity sources as of September 30, 2008:

(dollars in thousands)	September 30, 2008

Federal Home Loan Bank remaining borrowing capacity	$72,786
Correspondent bank credit arrangements - Bank	40,000
Revolving line of credit - Holding Company	3,500
Brokered funds availability	58,565

Total available secondary liquidity source	$174,851

As previously mentioned, the Company has a policy that permits the purchase of brokered funds in an amount not to exceed 10% of total assets. During 2008, the Bank called a total of approximately $12.5 million in higher cost brokered funds that were assumed in the acquisition of Business First. During the second quarter of 2008, the Bank purchased approximately $30.0 million in lower cost brokered funds, of which $10.0 million matured during the third quarter. The Bank purchased these funds in an effort to allow for increased borrowing availability at the FHLB. At September 30, 2008, the balance of brokered funds was $20.2 million.

The Bank manages liquidity by maintaining an investment portfolio of federal funds sold and other liquid investments. At September 30, 2008, the Bank was within its internal guideline for liquidity and the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 5.75% compared to 9.59% at December 31, 2007. The ratio of net loans to deposits was 111.1% at September 30, 2008 compared to 93.9% at December 31, 2007. Net of brokered deposits, the net loan to deposit ratio was 115.0% at September 30, 2008. The year to date decline in deposit balances of $55.6 million and $63.3 million, net of brokered deposits during the first nine months of 2008 in addition to the $49.1 million increase in net loan balances from December 31, 2007 contributed to the increase in the loan to deposit ratio. The ratio of total gross loans to available funding sources, which takes into account all funding sources including those other than deposits such as FHLB advances and Fed Funds purchased, was 95.6% at September 30, 2008 compared to 80.6% at December 31, 2007.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay debt and upward pressure on operating expenses. Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we are not immune to the effects of a slowdown on a state or national level. As the availability of credit significantly diminished and the effects of inflation as well as interest rate resets on mortgages placed more pressure on borrowers throughout the U.S. economy, the ability of consumers to satisfy outstanding obligations to the financial sector has begun to languish. We believe that within certain areas of our local economy these more macro level concerns have started to become more evident, specifically with respect to real-estate development in the single family residential market. This has no doubt had an impact on the level of and type of loans the Bank has placed on non-accrual during 2008.

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. For a more detailed discussion of these financial instruments, refer to Note 10 of the Company’s Consolidated Financial Statements contained in Item 8 of Part II of the Company’s December 31, 2007 Annual Report filed on Form 10-K.

In the ordinary course of business, the Bank is a party to various operating leases. For a more detailed discussion of these financial instruments, refer to Note 10 of the Company’s Consolidated Financial Statements contained in Item 8 of Part II of the Company’s December 31, 2007 Annual Report filed on Form 10-K.

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

Management employs the use of an Asset and Liability Management software that is used to measure the Bank’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Bank’s interest rate sensitivity. Based on the results of this model, Management believes the Bank’s balance sheet is to a large extent “asset sensitive.” This means the Company expects (all other things being equal) to expand its net interest income if rates rise and expects it conversely to contract if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by Management and is compliant with the Bank’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2008 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of September 30, 2008, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$35,411	$36,895	$38,283	$40,023	$42,255

$ Change from base	$(2,872)	$(1,388)	$-	$1,740	$3,972

% Change from base	-7.50%	-3.63%	0.00%	4.54%	10.38%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at September 30, 2008.

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$289,210	43.4%
Variable other than daily	216,706	32.5%
Fixed rate	160,484	24.1%

Total gross loans	$666,400	100.0%

The table above identifies approximately 43.4% of the loan portfolio that will re-price immediately in a changing rate environment. At September 30, 2008, approximately $505.9 million or 75.9% of the Bank’s loan portfolio is considered variable.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$398,939	59.9%
1-3 Years	148,932	22.3%
3-5 Years	66,974	10.1%
> 5 Years	51,555	7.7%

Total gross loans	$666,400	100.0%

The following table provides a summary of the loans the Bank can expect to see come off their floors if the prime rate were to increase by the amounts identified below as of September 30, 2008:

	Move in Prime Rate (bps)
(dollars in thousands)	+100	+150	+200 or more

Variable daily	$5,896	$27,051	$127,093
Variable other than daily	8,196	24,257	67,511

Cumulative total variable at floor	$14,092	$51,308	$194,604

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Purchases of Equity Securities

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 40,000 shares of the Company’s common stock. Purchases were to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program was for one year and the timing of purchases was to depend on market conditions. Subsequently, on October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase under the 2006 plan to 100,000. In July 2007, the Board of Directors authorized a one year extension of this plan, which expired in August 2008 and was not renewed by the Company’s Board of Directors.

As of September 30, 2008, the Company repurchased and retired 53,500 shares of its common stock under the current plan at a weighted average price of $17.44. The Company made no repurchases of its common stock during the nine months ended September 30, 2008. As mentioned, the Repurchase Plan expired in August 2008.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

DATE: November 3, 2008

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)