Form 10-K
period 2008-12-31
HERITAGE OAKS BANCORP
filed 2009-03-06
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission file number: 000-25020
HERITAGE OAKS BANCORP
(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Identification No.)
Incorporation or organization)

545 12th Street
Paso Robles, California	93446
(Address of Principal Executive Offices)	(Zip Code)

(805) 369-5200
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, (no par value)	NASDAQ Global Market
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known, seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2008 was $57.1 million.  As of February 24, 2009, the Registrant had 7,752,553 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders.

Heritage Oaks Bancorp and Subsidiaries

Part I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the current economic downturn and related financial crisis in the United States and abroad, and the response by government and bank regulators, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, the recent disruptions of the United States credit markets, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the war on terrorism  and other factors referenced in this report, including in “Item 1A. Risk Factors.”  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.  Business

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

On October 12, 2007 the Company acquired Business First National Bank (“Business First”).  Business First was merged into Heritage Oaks Bank, a wholly owned subsidiary of the Company.  The acquisition added two branches to the Heritage Oaks Bank network and marked the Company’s entry into southern Santa Barbara County.  The Company is operating these two branches as Business First, a division of Heritage Oaks Bank.  The consideration paid for Business First was $19.5 million, consisting of approximately 75% common stock and 25% cash.  Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash.  Upon the acquisition of Business First, Dr. Michael J. Behrman and Mr. Michael E. Pfau, previous members of Business First’s Board of Directors, were added to the Board of Directors of the Company.  See also Note 23 to the Consolidated Financial Statements filed on this Form 10-K for additional information regarding this acquisition.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to activate the proposed subsidiary, nor engage in such other permitted activities.

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

At December 31, 2008, the Company had approximately $805.6 million in consolidated assets, $668.0 million in net consolidated loans, $603.5 million in consolidated deposits, and $70.0 million in stockholders' equity.

The Bank is headquartered in Paso Robles, California with one branch office in Paso Robles, Arroyo Grande, Atascadero, Cambria, Morro Bay, Templeton and San Miguel, two branch offices in San Luis Obispo and Santa Barbara and three branch offices in Santa Maria.  The Bank conducts a commercial banking business in the counties of San Luis Obispo and Santa Barbara, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans.  The Bank also offers installment note collection, issues cashier’s checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, online banking, and other customary banking services.  The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policies since inception have emphasized small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans.  The areas in which the Bank has directed virtually all of its lending activities are: commercial and industrial loans, installment loans, construction loans, and other real estate loans or commercial loans secured by real estate.  As of December 31, 2008, the Bank had approximately $680.1 million in gross loan balances, of which approximately $499.7 million or 73.5% consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development.  A more detailed discussion of the loan portfolio can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Consolidated Financial Statements filed on this Form 10-K.

Most of the Bank’s deposits are obtained through local promotional activities and advertising in the local media.  A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of these accounts would have a materially adverse effect on the business of the Bank.  However, there are several deposit relationships that the Bank considers to be volatile.  These accounts are closely monitored by Bank Management and had combined balances of $61.6 million or 10.2% of total deposits at December 31, 2008.  A more detailed discussion of the Bank’s deposits and accounts Management considers to be volatile can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income.

The following provides a breakdown of the components that make up the Company’s consolidated revenues for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
		Percent		Percent		Percent
(dollar amounts in thousands)	2008	Composition	2007	Composition	2006	Composition
Interest and fees on loans	$47,038	83.5%	$42,425	84.0%	$33,897	82.0%
Interest on investments	3,112	5.5%	2,749	5.4%	2,475	6.0%
Service charges, other charges and fees	3,284	5.8%	2,774	5.5%	2,427	5.9%
Mortgage origination fees	568	1.0%	461	0.9%	552	1.3%
Miscellaneous income	2,354	4.2%	2,114	4.2%	1,973	4.8%

Total consolidated revenues	$56,356	100.0%	$50,523	100.0%	$41,324	100.0%

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services, except as otherwise discussed herein.  There has been no significant change in the types of services offered by the Bank since its inception.  The Company has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets.  Most of the Company’s business originates from San Luis Obispo and Santa Barbara Counties and there is no emphasis on foreign sources and application of funds.  The Company’s business, based upon performance to date, does not appear to be seasonal.  Additionally, Management is unaware of any material effect upon the Company’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design, the “Oakley” design and “Deeply Rooted in Your Hometown.”

Employees

As of December 31, 2008, The Bank had 223 full-time equivalent employees.  The Bank believes that its employee relations are positive.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 262,000, 86,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season for numerous vegetables and fruits.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. While the economy in our primary markets of San Luis Obispo and Santa Barbara counties have not been immune to the negative impacts of both the national and state economies, the abundant tourism that has developed over the past decade in our market area, especially in the wine industry and coastal communities, has helped sustain our local economy in previous economic downturns.

2008 proved to be a challenging year not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2008 and economic growth began to significantly slow, the ability of borrowers to satisfy their obligations to the financial sector began to languish.  These among other factors placed severe stress on the U.S. financial system, leading to a crisis of confidence, further downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, our primary market area has historically enjoyed a more stable level of economic activity; however we believe these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 9.3%.  This is up approximately 3.4% from the 5.9% reported at December 2007.  Within our primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara counties to be approximately 6.6% and 6.3%, respectively.  This represents increases of approximately 2.3% and 1.9% from the 4.3% and 4.4% reported for San Luis Obispo and Santa Barbara counties at December 2007.  Additionally, housing prices have fallen significantly year over year within California, showing an approximate 42% year over year decline as of December 2008.  Within the Company’s primary market, we have seen housing prices fall in San Luis Obispo and Santa Barbara counties from year ago levels by approximately 29% and 34%, respectively.  However, sales have been relatively strong within the Company’s primary market area, climbing approximately 32% during 2008, the majority of which can be attributed to sales of foreclosed properties.  That said, the lack of oversupply in our market, desirable climate, close proximity to beaches, water sport lakes and the wine industry, for both San Luis Obispo and Santa Barbara Counties have to some degree provided support for the real-estate market in our area.

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

Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds.  For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits.  The recent stresses placed on the U.S. financial system have had a direct impact on the levels of liquidity at many financial institutions, which in turn has made the competition for deposits more challenging in the current economic environment.  Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies, and other lending institutions.

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

Effect of Government Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on deposits and other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in its investment portfolio comprise the major portion of the Company’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Company.  Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation, combating recession and providing liquidity) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact on the Company of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies.  See also “Supervision and Regulation - Sarbanes-Oxley Act of 2002 and Financial Services Modernization Legislation.”

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets.  The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier I capital and limited amounts of Tier II capital) and Tier I capital.  Tier I capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets.  Tier II capital may consist of a limited amount of the allowance for possible loan losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier II capital is subject to certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%.

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

The regulatory capital requirements, as well as the actual capital ratios for the Bank and the Company as of December 31, 2008, are presented in detail in Note 11, Regulatory Matters of the Consolidated Financial Statements.  See also “Capital” within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.  As of December 31, 2008, both the Bank and the Company exceeded the minimum capital requirements to be well capitalized.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum limit of 25% of total Tier I capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2008, the subsidiary trusts had $13.4 million in trust preferred securities outstanding, of which $13.0 million qualify as Tier I capital.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include:

•	the imposition of a conservator or receiver or the issuance of a cease-and-desist order that can be judicially enforced;

•	the termination of insurance of deposits (in the case of a depository institution);

•	the imposition of civil money penalties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements;

•	the issuance of removal and prohibition orders against institution-affiliated parties; and

•	the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Premiums for Deposit Insurance

The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at the Bank with balances over $250,000 will also be fully insured through December 31, 2009 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Reform Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The FDIC Board of Directors has not declared any dividends as of December 31, 2008. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was 0.76%.

In 2007, FDIC regulations established a new risk-based assessment system under which deposit insurance assessments are based upon supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them.

In 2007 and 2008, the annual insurance premiums on bank deposits insured by the DIF varied between $0.05 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.43 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. In 2007 and 2008 the Bank was classified in the highest capital and supervisory evaluation category.  Under the FDIC Act, the Bank received a one time assessment credit of approximately $126 thousand, discussed more fully below.  In 2007, the Bank exhausted this credit.

In 2006, the annual insurance premiums on bank deposits insured by the DIF varied between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. In 2006, the Bank paid no annual insurance premiums because of the one time assessment credit discussed above.

The FDIC Act required the FDIC to establish a one-time historical assessment credit that provides banks a credit that could be used to offset insurance assessments. This one-time historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996. This one-time historical assessment credit was based upon the Bank’s insured deposits as of December 31, 1996. As stated above, the Bank’s one-time historical assessment credit was $126 thousand when it was established in 2006. During 2007, the Bank fully utilized this credit and only partially offset 2007 assessments. As a result, the Bank’s Federal deposit insurance expense increased in 2008 and will increase further in 2009.

As required by law, in October 2008, the FDIC Board adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC Board of Directors voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2008 ranged from $.0110 to $.0114 per $100 of deposits. Financing Corporation assessments of $68 thousand, $55 thousand and $51 thousand were paid by the Bank for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in other expense.

The FDIC is authorized to terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on the Bank, the severity of which would depend on the amount of deposits affected by such a termination.

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

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

As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ. The Company has incurred additional expense as a result of the Act, although not material, and does not expect that such compliance will have a material impact on our business in future periods.

Financial Services Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law.  The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers.  It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations.  The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.  The Company has not sought “financial holding company” status and has no present plans to do so.

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

The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term.  However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.  The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

USA Patriot Act of 2001

On October 26, 2001, The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001 was signed into law. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.  The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records and to make rules to implement the Patriot Act.  On March 9, 2006, the USA Patriot Improvement and Reauthorization Act was signed into law, which extended and modified the original act.  While we believe the Patriot Act, as amended and reauthorized, may, to some degree, affect our operations, we do not believe that it will have a material adverse effect on our business and operations.

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

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.  A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of "outstanding,” "satisfactory,” "needs to improve" or "substantial noncompliance.”  In its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

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

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;

•	subordinate-lien loans of 10 percentage points above Treasury securities; and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

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

Risks Associated With Our Business

We Are Highly Dependent On Real Estate and a Downturn in the Real Estate Market May Hurt Our Business
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2008, real estate served as the principal source of collateral with respect to approximately 73.5% of our loan portfolio.  A decline in current economic conditions, a decline in the local housing market, both of which we are experiencing currently, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.  Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We Also Have a Concentration in Higher Risk Commercial Real Estate Loans
We also have a high concentration in commercial real estate (“CRE”) loans. CRE loans as defined by final guidance issued by Bank regulators are defined as construction, land development, other land loans, loans secured by multifamily (5 or more) residential properties, and loans secured by non-farm nonresidential properties.  Following this definition, approximately 64.5% of our lending portfolio can be classified as CRE lending.  CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition.  In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be significantly affected by general economic conditions.

Additionally, federal banking regulators recently issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio.  If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans. At the most recent regulatory examination in October 2008, there was no recommendation in regard to these issues.

Recession and Changes in Domestic and Foreign Financial Markets May Have a Material Negative Impact on Our Results of Operations and Financial Condition
Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession. This has been reflected in significant business failures and job losses, including the potential bankruptcies of three U.S. automobile manufacturing companies and by job losses in excess of 500,000 in each of November and December 2008.  Job losses at this level are expected to continue during the first calendar quarter of 2009.

In addition, in the past year, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets are likely to continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular therefrom are not fully known at this time.  Such events may have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.

Recently Enacted Legislation and Other Measures Undertaken by the U.S. Treasury, the FRB and Other Governmental Agencies May Not Help Stabilize the U.S. Financial System or Improve the Housing Market
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the FRB to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the TARP, the Treasury has created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the FRB, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Bank) and bank holding companies (such as the Company). Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), more commonly known as the economic stimulus or economic recovery package.  The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury.

The actual impact that EESA, the Stimulus Bill and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current Levels of Market Volatility are Unprecedented
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced significant downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

FDIC Deposit Insurance Assessments Will Increase Substantially, Which Will Adversely Affect Our Net Earnings
FDIC deposit insurance expense for the year ended December 31, 2008 was approximately $388 thousand.  Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  On December 16, 2008, the FDIC issued a final rule increasing that assessment range for the first quarter of 2009.  The FDIC has announced that it intends to issue a final rule in early 2009, to be effective on April 1, 2009, to set new assessment rates beginning with the second quarter of 2009 and to make other changes to its assessment rule.  It has also stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections.

Our Real Estate Lending Also Exposes Us to the Risk of Environmental Liabilities
In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our Business Is Subject To Interest Rate Risk and Changes in Interest Rates May Adversely Affect Our Performance and Financial Condition
Our earnings are impacted by changing interest rates.  Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings.  The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread.  Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall.  Increasing levels of competition in the banking and financial services business may decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates.  Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations.

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

Failure to Successfully Execute Our Strategy May Adversely Affect Our Performance
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

Economic Conditions in the Central Coast of California Area May Adversely Affect Our Operations and / or Cause Us to Sustain Losses
Our retail and commercial banking operations are concentrated primarily in San Luis Obispo and Santa Barbara Counties.  As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area.  A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  This risk increases when the economy is weak.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that Management believes is appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio.  These policies and procedures, however, may not prevent unexpected losses that may have material adverse affects on our results of operations in general and the market value of our stock.

Our primary market area is an increasingly competitive and overcrowded banking market.  Our ability to achieve the growth outlined in our corporate strategic goals may be dependent in part on an ability to grow through the successful addition of new branches or the identification and acquisition of potential targets at acceptable pricing levels either inside or outside of our primary market.  If we are unable to attract significant new business through strategic branching, or acquire new business through the acquisition of other banks, our growth in loans and deposits and, therefore, our earnings, may be adversely affected.

We Face Strong Competition from Financial Service Companies and Other Companies That Offer Banking Services, Which May Hurt Our Business
As previously mentioned, the financial services business in our market areas is highly competitive.  It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers.  We face competition both in attracting quality assets and deposits and in making loans.  We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher rates on our deposits.  Therefore, our results may differ in future periods depending upon the nature or level of competition.

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

We May Not Be Able to Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our Internal Operations Are Subject to a Number of Risks
We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

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

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and other obligations, including any cash dividends.  See “Item 5.  Market for Common Equity and Related Stockholder Matters.”  Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Risks Associated With Our Industry

We Are Subject to Government Regulation That May Limit or Restrict Our Activities, Which in Turn May Adversely Impact Our Operations
The financial services industry is regulated extensively.  Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders.  These regulations can sometimes impose significant limitations on our operations.  New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business.  We anticipate that continued compliance with various regulatory provisions will impact future operating expenses.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New Legislative and Regulatory Proposals May Affect Our Operations and Growth
Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities.  The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine.  Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities.  The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Risks Associated With Our Stock

Our Participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) May Pose Certain Risks to Holders of Our Common Stock
As previously disclosed, the Company recently received preliminary approval to participate in the CPP by selling to the U.S. Treasury up to $21.0 million in preferred stock and warrants to purchase approximately $3.2 million of the Company’s common stock.  The Company currently anticipates participating in the CPP.  Although the Company believes that its anticipated participation in the CPP is in the best interests of our shareholders in that it will enhance Company and Bank capital and provide additional funds for future growth, it may pose certain risks to the holders of our common stock such as the following:

•
Under the terms outlined by the U.S. Treasury for participants in the CPP, the Company is required to issue warrants to the U.S Treasury to purchase shares of its common stock.  The issuance of these warrants may be significantly dilutive to current common stockholders.

•	Warrants issued to the U.S. Treasury are immediately exercisable, thus the U.S. Treasury may at any time become a significant holder of the Company’s common stock and possess significant voting power.

•
Although the preferred equity issued to the U.S. Treasury is non-voting, the terms of the CPP stipulate that the U.S. Treasury may vote their senior equity in matters deemed by the U.S. Treasury to have an impact on their holdings.

•	Under the terms of the CPP the Company must seek the approval of the U.S. Treasury for any increases in dividends paid to holders of our common stock as well as any repurchases of our common stock.

•
Although the Company does not foresee any material changes to the terms associated with its participation in the CPP, the U.S. Government, as a sovereign body, may at any time change the terms of our participation in the CPP and or significantly influence Company policy.

For more information about the Company’s participation in the CPP, see Note. 24 Subsequent Events, of the Consolidated Financial Statements filed on this Form 10-K.

Our Stock Trades Less Frequently Than Others
Although our common stock is listed for trading on the NASDAQ Global Market, the trading volume in our common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price is affected by a Variety of Factors
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to our company;

•	News reports relating to trends, concerns and other issues in the financial services industry; and

•	Perceptions in the marketplace regarding our company and/or its competitors and the industry in which we operate.

Our Common Stock is Not an Insured Deposit
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Articles of Incorporation and By-Laws, As Well As Certain Banking Laws, May Have an Anti-Takeover Effect
Provisions of our articles of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders.  The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B.  Unresolved Staff Commitments

None.

Item 2.  Properties

The Company’s headquarters are located at 545 12th Street in Paso Robles, California.  It is an office occupied solely by the Bank.  Additionally, the Company occupies a three story administrative facility from where all administrative functions are based.  This facility is located at 1222 Vine Street in Paso Robles, California.  The Company also occupies fourteen branches within the counties of San Luis Obispo and Santa Barbara.  The bank currently owns one of the fourteen branches that it occupies and leases the remaining branches from various parties for an approximate aggregate amount of $184 thousand per month.  Additionally, the Company subleases part of three branches to unaffiliated parties.  The income associated with these subleases is approximately $13 thousand per month.

In June of 2007, the Company sold four of its properties to First States Group, L.P. (“First States”), an unaffiliated party, in a sale-leaseback transaction for approximately $12.8 million.  In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility.  The three branches are located in Paso Robles, Arroyo Grande and Santa Maria, California.  The administrative facility is located in Paso Robles, California.  The annual base rents for the Paso Robles, Arroyo Grande, and Santa Maria branches are $204 thousand, $95 thousand, and $155 thousand, respectively.  The initial annual base rent for the administrative facility is $466 thousand.  Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term.  Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms.  The Company entered into this transaction in order to convert non-earning assets to earning assets.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of the shareholders in the fourth quarter of 2008.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock trades on the NASDAQ Global Market under the symbol “HEOP.”  The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2007:

	Closing Prices
Quarters Ended	High	Low

December 31, 2008	$8.65	$4.88
September 30, 2008	9.14	6.80
June 30, 2008	12.38	9.10
March 31, 2008	12.70	10.89

December 31, 2007	$16.99	$12.60
September 30, 2007	18.19	14.60
June 30, 2007	18.73	17.23
March 31, 2007	18.45	17.18

Prices listed above have been adjusted to reflect all stock dividend and split activity.

Holders

As of February 2, 2009, there were 2,437 holders of the Company's Common Stock.  There are no other classes of equity securities outstanding.  However, the Company recently received shareholder approval to authorize a class of preferred stock to, among other things, allow for the Company’s participation in the U.S. Treasury’s CPP.

Dividends

The Company is a legal entity separate and distinct from the Bank.  The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law").  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on junior subordinated debenture limitations on dividends.

The ability of the Company to pay a cash dividend and to service the debt on its junior subordinated debentures depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code").  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms").  Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.  Under these provisions, the amount available for distribution from the Bank to the Company was approximately $15.0 million at December 31, 2008.

On January 9, 2009, the Company received preliminary approval to participate in the U.S. Treasury’s CPP.  Under the terms of the program, the Company must obtain approval by the U.S. Treasury for a period of three years following the initial date of the U.S. Treasury’s investment for any proposed increases in the payment of cash dividends on its common stock.  For additional information related to the Company’s participation in the CPP, see Note 24. Subsequent Events, of the Consolidated Financial Statements filed on this Form 10-K.

The following table provides a summary of dividends the Company has declared and paid on its common stock during the last two years ending December 31, 2008:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Stock dividend	5%	04/24/08	05/02/08	05/16/08
Regular quarterly dividend	$0.08	01/24/08	02/01/08	02/15/08
Regular quarterly dividend	$0.08	10/17/07	11/02/07	11/16/07
Regular quarterly dividend	$0.08	07/18/07	08/03/07	08/17/07
Regular quarterly dividend	$0.08	04/20/07	05/04/07	05/18/07
Regular quarterly dividend	$0.08	01/19/07	02/02/07	02/16/07

Whether or not dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors.  The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.  As part of a capital preservation initiative, during the second quarter of 2008, the Company suspended quarterly cash dividends.

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

The 2005 Plan authorizes the granting of: Incentive Stock Options; Non-Qualified Stock Options; Stock Appreciation Rights; Restricted Stock Awards; Restricted Stock Units; and Performance Share Cash Only Awards.  Vesting restrictions on awards may be time based and/or performance based, participation in the 2005 Plan is limited to officers at the level of Vice President or above and other officers who provide substantial services to the Company as well as the Company’s directors.

The following table summarizes information as of December 31, 2008 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Number of
	Securities To Be		Weighted Average	Number of Securities
	Issued Upon Exercise		Exercise Price of	Remaining Available
Plan Category	of Outstanding Options		Outstanding Options	For Future Issuance
Equity compensation plans approved by security holders:	408,830	(1)	$9.34	516,294	(2)
Equity compensation plans not approved by security holders:	N/A		N/A	N/A

(1) Under the 2005 Equity Based Compensation Plan, the Company is authorized to issue restricted stock awards.  Restricted stock awards are not included in the table above.  At December 31, 2008 there were 63,761 shares of restricted stock issued and outstanding.  See also Note 14. Share Based Compensation Plans, of the Consolidated Financial Statements on this Form 10-K for more information on the Company's equity compensation plans.
(2) Includes securities available for issuance of stock options and restricted stock.

Purchases of Equity Securities

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 42,000 shares of the Company’s common stock. Purchases were to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program was for one year and the timing of purchases was to depend on market conditions.  Subsequently, on October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase under the 2006 plan to 105,000.  In July 2007, the Board of Directors authorized a one year extension of this plan, which expired in August 2008.

As of December 31, 2008, the Company repurchased and retired 56,175 shares of its common stock under the 2006 stock repurchase plan at a weighted average price of $16.61.  The Company made no repurchases of its common stock during 2008.  As mentioned above, the Repurchase Plan expired in August 2008.

Item 6.  Selected Financial Data

The table below provides selected financial data that highlights the Company’s performance results for the five years ended December 31, 2008, 2007, 2006, 2005 and 2004 and for the three months ended December 31, 2008 and 2007:

	For the Three Months Ended,
	December 31,		At or for the Years Ended December 31,
(dollar amounts in thousands, except per share data)	2008	2007	2008	2007	2006	2005	2004
Consolidated Income Data:
Interest income	$12,223	$13,155	$50,150	$45,174	$36,372	$30,175	$23,313
Interest expense	2,871	4,374	12,564	14,751	9,316	5,016	3,361
Net interest income	9,352	8,781	37,586	30,423	27,056	25,159	19,952
Provision for loan losses	6,000	140	12,215	660	600	710	410
Net interest income after provision for loan losses	3,352	8,641	25,371	29,763	26,456	24,449	19,542
Non-interest income	1,498	1,439	6,206	5,349	4,952	5,009	4,999
Non-interest expense	7,208	6,874	29,434	23,908	20,955	18,718	17,198
Income/(loss) before income taxes	(2,358)	3,206	2,143	11,204	10,453	10,740	7,343
Provision for income taxes	(1,104)	1,228	497	4,287	3,791	4,103	2,759
Net income/(loss)	$(1,254)	$1,978	$1,646	$6,917	$6,662	$6,637	$4,584
Share Data:
Earnings per share - basic	$(0.16)	$0.26	$0.22	$0.99	$1.00	$1.02	$0.73
Earnings per share - diluted	$(0.16)	$0.25	$0.21	$0.96	$0.96	$0.96	$0.68
Dividend payout ratio (1)	0.00%	29.58%	35.54%	30.76%	39.05%	0.00%	0.00%
Book value per share	$9.03	$9.04	$9.03	$9.04	$7.42	$6.85	$5.90
Actual shares outstanding at end of period (2)	7,753,078	7,683,829	7,753,078	7,683,829	6,662,921	6,543,581	6,313,923
Weighted average shares outstanding - Basic	7,660,342	7,682,730	7,641,726	6,984,174	6,650,620	6,476,334	6,290,023
Weighted average shares outstanding - Diluted	7,721,460	7,887,206	7,753,013	7,228,804	6,925,582	6,878,958	6,756,506
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$24,571	$46,419	$24,571	$46,419	$23,034	$44,559	$21,867
Total investments and other securities	$50,762	$47,556	$50,762	$47,556	$38,445	$44,402	$57,394
Total gross loans	$680,147	$613,217	$680,147	$613,217	$444,983	$368,133	$339,693
Allowance for loan losses	$(10,412)	$(6,143)	$(10,412)	$(6,143)	$(4,081)	$(3,881)	$(3,247)
Total assets	$805,588	$745,554	$805,588	$745,554	$541,774	$488,501	$448,012
Total deposits	$603,521	$644,808	$603,521	$644,808	$420,521	$417,797	$370,441
Federal Home Loan Bank borrowings	$109,000	$8,000	$109,000	$8,000	$50,000	$10,000	$28,500
Junior subordinated debt	$13,403	$13,403	$13,403	$13,403	$16,496	$8,248	$8,248
Total stockholders' equity	$70,033	$69,450	$70,033	$69,450	$49,472	$44,845	$37,250
Selected Other Balance Sheet Data:
Average assets	$794,989	$709,304	$779,575	$605,736	$503,877	$480,204	$447,428
Average earning assets	$738,651	$654,146	$722,061	$555,871	$455,497	$435,613	$391,532
Average stockholders' equity	$71,995	$67,343	$71,748	$55,927	$47,236	$41,340	$34,854
Selected Financial Ratios :
Return on average assets	-0.63%	1.11%	0.21%	1.14%	1.32%	1.38%	1.02%
Return on average stockholders' equity	-6.93%	11.65%	2.29%	12.37%	14.10%	16.06%	13.15%
Net interest margin (3)	5.04%	5.33%	5.21%	5.47%	5.94%	5.78%	5.10%
Efficiency ratio (4)	66.43%	67.26%	67.27%	66.83%	65.47%	62.04%	68.93%
Capital Ratios:
Average stockholders' equity to average assets	9.06%	9.49%	9.20%	9.23%	9.37%	8.61%	7.79%
Leverage Ratio	8.90%	9.60%	8.90%	9.60%	11.00%	9.61%	8.34%
Tier 1 Risk-Based Capital ratio	9.37%	10.08%	9.37%	10.08%	11.51%	10.98%	9.78%
Total Risk-Based Capital ratio	10.62%	11.04%	10.62%	11.04%	12.36%	11.93%	10.65%
Selected Asset Quality Ratios:
Non-performing loans to total loans (5)	2.75%	0.06%	2.75%	0.06%	0.01%	0.01%	0.27%
Non-performing assets to total loans	2.94%	0.06%	2.94%	0.06%	0.01%	0.01%	0.27%
Non-performing assets to total assets (6)	2.48%	0.05%	2.48%	0.05%	0.01%	0.01%	0.21%
Allowance for loan losses to total loans	1.53%	1.00%	1.53%	1.00%	0.92%	1.05%	0.96%
Allowance for loan losses to non-performing loans	55.75%	1817.46%	55.75%	1817.46%	7420.00%	7187.00%	348.00%
Net charge-offs (recoveries) to average loans	0.88%	0.02%	1.21%	0.00%	0.10%	0.02%	0.08%

(1) For 2008 cash dividends totaling $0.08 per share were paid.  For the years 2007 and 2006, cash dividends totaling $0.32 and $0.49 per share were paid. In the first quarter of 2006, the Company paid a special cash dividend of $0.25 per share.  No cash dividends were paid in 2005 and 2004.
(2) Actual shares have been adjusted to fully reflect stock dividends and stock splits.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Efficiency ratio represents non-interest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and non-interest income.
(5) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.
(6) Non-performing assets are defined as assets that are past due 90 days or more and assets placed in non-accrual status plus other real estate owned.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the financial condition and results of operations of the Company for years ended December 31, 2008, 2007 and 2006.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

When viewing financial information found on this Form 10-K as of and for the periods ended December 31, 2008, 2007 and 2006, it is important to consider that the Company acquired Business First on October 12, 2007.  Therefore, the Company’s financial position and results of operations will not reflect the acquisition for periods prior to that date.  2008 represents the first full calendar year for which balances and operating results for Business First are fully reflected in the Company’s financial statements.

Financial Overview

For the years ended December 31, 2008, 2007 and 2006 the Company earned $1.7 million, $6.9 million and $6.7 million or $0.21, $0.96 and $0.96 per share on a fully diluted basis, respectively.  On a year over year basis, net income declined approximately $5.3 million or 76.2%.  The primary factor behind the decline can be attributed to substantial provisions the Bank made to the allowance for loan losses during 2008.

The following provides financial highlights as of and for the year ended December 31, 2008:

•
Interest income for the year ended December 31, 2008 was approximately $50.2 million, which represents an increase of approximately $5.0 million or 11.0%.  The rise in interest income is mainly attributable to the acquisition of Business First.  The Business First acquisition occurred during the fourth quarter of 2007, thus 2008 represents the first year that balances for Business First and corresponding interest income and expense are reflected for a full calendar year.  For the year ended December 31, 2008, the Business First acquisition accounted for approximately $12.1 million in interest income.

•
Interest expense for the year ended December 31, 2008 was approximately $12.6 million, which represents a decline of approximately $2.2 million or 14.8%.  The primary reason behind the year over year decline in interest expense can be attributed to the dramatic declines in the overnight Fed Funds rate made by the FOMC during 2008.  For the year ended December 31, 2008, Business First accounted for approximately $1.8 million of interest expense.

•
Net interest income for the year ended December 31, 2008 was approximately $37.6 million.  When compared to the same period ended a year earlier, this represents an increase of approximately $7.2 million or 23.5%.  The year over year rise in net interest income can be attributed to the acquisition of Business First, the abundant availability of inexpensive alternative funding sources and the re-pricing of our deposits in conjunction with the moves made by the FOMC to lower the overnight Fed Funds rate. Given that a relatively large portion of the Bank’s deposits possess a floating interest rate, Management was able to re-price the Bank’s interest bearing liabilities more rapidly, mitigating substantial declines in the net interest margin during 2008.  For the year ended December 31, 2008, the net interest margin was 5.21%, representing a decline of 26 basis points when compared to the 5.47% reported for the year ended December 31, 2007.

•
For the year ended December 31, 2008, non-interest income totaled approximately $6.2 million or $0.9 million higher than the $5.3 million reported for the same period ended a year earlier.  The majority of the year over year increase can be attributed to higher service charges on deposit accounts obtained in the acquisition of Business First.  Additionally, during the second quarter of 2008, the Bank recognized income in the approximate amount of $0.3 million related to the initial public offering of Visa, Inc.

•	Non-interest expenses for the year ended December 31, 2008 were approximately $29.4 million or $5.5 million higher than the $23.9 million reported for the same period ended a year earlier.

The following provides a summary of significant changes contributing to the year over year increase in non-interest expenses:

•
Increases in salaries and employee benefits accounted for approximately 37.3% or $2.1 million of the year over year increase.  Additional staff from the Business First acquisition as well as branch expansion within 2008 contributed significantly to higher salaries and employee benefits.

•
Also contributing to the year over year increase in non-interest expenses was an approximate $0.4 million increase in data processing costs related to increased transaction volume stemming from the Business First acquisition.

•
Higher regulatory fees also contributed to the year over year increase.  During 2008, the Company incurred regulatory fees that were approximately $0.3 million higher that that reported for the same period ended a year earlier, resulting from the absence of a one-time credit the Company recognized during 2007 for past contributions it made to the FDIC insurance fund.

•	Expenses related to the amortization of the Bank’s core deposit intangible (“CDI”) were approximately $0.5 million higher in 2008 when compared to 2007.

•
Occupancy expenses for 2008 were approximately $0.8 million higher than that reported for the same period ended a year earlier.  Additional rental costs stemming from the Business First acquisition, branch expansion, and the impact of the sale leaseback transaction the Bank entered into during the second quarter of 2007 all contributed to the year over year increase within this category.

As the Company moves into 2009, Management has implemented various cost containment measures and continues to explore other areas where additional efficiencies may be gained.  See also, “Non-Interest Expenses” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K for a more detailed analysis of the Company’s non-interest expenses.

•
As a result of the items mentioned in the preceding discussion the Company’s operating efficiency ratio for the year ended December 31, 2008 was 67.27%.  For the years ended December 31, 2007 and 2006 the operating efficiency ratio was 66.83% and 65.47%, respectively.

•
Return on equity (“ROE”) for the year ended December 31, 2008 was 2.29%.  ROE declined substantially from that reported for 2007 as a result of the substantial provisions the Bank made to the allowance for loan losses during 2008.  For the years ended December 2007 and 2006 the Company reported returns on equity of 12.37% and 14.10%, respectively.

•
Return on average assets (“ROAA”) for the year ended December 31, 2008 was 0.21%.  A lower ROAA from that reported for 2007 is attributable in large part to the substantial increases in loan loss provisions previously mentioned.  For the years ended December 31, 2007 and 2006 the Company reported returns on average assets of 1.14% and 1.32%, respectively.

•
At December 31, 2008 net loan balances were $668.0 million or approximately $62.7 million higher than that reported at December 31, 2007.  See also, “Loans” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K for a more detailed discussion on the Company’s loan portfolio.

•
Total deposit balances at December 31, 2008 were approximately $41.3 million lower than the $644.8 million reported at December 31, 2007.  The dramatic decline in the over night Federal Funds rate during 2008 and Management’s response in lowering offering rates in an effort to mitigate declines in the net interest margin, contributed greatly to the year over year decline.  Declines in deposit balances were most evident within promotional deposit products and money market balances.  See also, “Deposits and Borrowed Funds” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K for a more detailed discussion regarding deposit balances.

•
Federal Home Loan Bank (“FHLB”) borrowings were $109.0 million at December 31, 2008.  This represents an increase of approximately $101.0 million when compared to the $8.0 million reported at December 31, 2007.  The substantial increase in FHLB borrowing can be attributed to the large decline in deposit balances during 2008 as a result of Management’s effort to maintain an appropriate cost of funds in a declining rates environment.

•
At December 31, 2008, the allowance for loan losses was $10.4 million. As a percentage of total gross and non-performing loan balances, the allowance for loan losses was 1.53% and 55.75%, respectively. For the year ended December 31, 2008, provision for loan losses was approximately $12.2 million. When compared to the same period ended a year earlier, this represents increases of approximately $11.5 million. The increased provision for loan losses can be attributed in part to weakened economic conditions, increases in the trend of delinquent loans, as well as loans the Bank charged-off during 2008.

At December 31, 2008, the balance of loans placed on non-accrual status was approximately $18.3 million. This represents an increase of approximately $18.0 million from the $0.3 million reported at December 31, 2007. During 2008, the Bank charged-off approximately $8.1 million in loans and recovered approximately $0.1 million in loan balances previously charged-off.  At December 31, 2008 the balance of Other Real Estate Owned (“OREO”) was $1.3 million.  During the fourth quarter of 2008, the Bank moved approximately $1.1 million in non-performing loan balances to Other Real Estate Owned status. See also “Non Performing Assets” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K for additional information related to non-performing assets.

Recent Developments

During the third and fourth quarters of 2008, the credit and equity markets came under significant duress as confidence by many in the U.S. financial system began to wane.  During the later part of 2007 and throughout 2008, U.S. financial institutions were forced to significantly write-down the values of certain classes of assets in response to the weakened real estate market.  This lead to great strains on the capital levels of many financial institutions, which in turn lead to a lack of confidence by many and others providing funding to the nation’s banks, leading to a crisis of liquidity.  With liquidity levels of many financial institutions significantly weakened, borrowing costs began to rise considerably and the flow of credit to consumers and between banks all but came to a halt.  In response to this, the weakened economy and other factors, the U.S. Congress passes the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Under the EESA, the Department of the U.S. Treasury formed the Troubled Asset Relief Program (the “TARP”).  The TARP gives the U.S. Treasury the power to make purchases of certain troubled assets as well as the direct purchase of equity from U.S. financial institutions under the CPP.  Although the Company’s liquidity levels remain adequate and the Bank and Company remain well capitalized, the Company applied to participate in the CPP to keep all capital raising options available.  Recently, the Company received preliminary approval on January 9, 2009 to sell $21.0 million in preferred equity to the U.S. Treasury.  On February 27, 2009, the Company received shareholder approval to add an authorized class of preferred stock to the Company’s Articles of Incorporation that will allow the Company to participate in the CPP and also allow for more flexibility in capital raising efforts in general.  For a more detailed discussion regarding the Company’s participation in the CPP, see Note. 24. Subsequent Events, of the Consolidated Financial Statements filed on this Form 10-K.

On October 12, 2007 the Company acquired Business First National Bank (“Business First”).  Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of the Company.  The consideration paid for Business First was approximately $19.5 million, consisting of approximately 75% common stock and 25% cash.  Business First shareholders received 0.5758 shares of Heritage Oaks Bancorp common stock for each share of Business First they owned and $3.44 per share in cash.  For more information related to the acquisition of Business First, see Note 23. Business Combinations, of the Consolidated Financial Statements filed on this Form 10-K.

In April 2007, the Company redeemed all the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I.  The redemption price was 100% of the principal amount redeemed, or $8.2 million, plus $0.4 million for the standard interest payment due on April 22, 2007.  As a result of the redemption of these securities, the trust was dissolved on June 1, 2007.  Subsequently, the Company, in September 2007, issued $5.2 million in Junior Subordinated Debt Securities to Heritage Oaks Capital Trust III.  Interest on these securities is payable quarterly at a fixed rate of 6.89%.  The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.  For a more detailed discussion regarding these securities, see Note 8. Borrowings, of the Consolidated Financial Statements filed on this Form 10-K.

In June 2007, the Company completed the sale of four of the Bank’s properties to First States Group, L.P. (“First States”), an unaffiliated party, for $12.8 million.  In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility under which the Bank will continue to utilize for the normal course of business.  Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms.  In connection with the sale of the properties mentioned, the Bank will recognize a gain of approximately $3.4 million.  This gain will be recognized over a fifteen year period in accordance with SFAS No. 13 “Accounting for Leases.”  In addition to deferring the gain on sale, the Bank has recorded an income tax liability and a deferred tax asset in the approximate amounts of $1.4 million, directly related to the deferred gain on sale.  For the year ended December 31, 2007, the Company recognized a gain of approximately $0.1 million related to the sale-leaseback transaction, which was recorded as an offset to rental expense.  The Company entered into this transaction in order to convert non-earning assets to earning assets.  See also Item 2. Properties, of this Form 10-K for additional information related to this transaction.

Results of Operations

The Company reported net income of $1.7 million for the year ended December 31, 2008 compared to $6.9 million and $6.7 million for the years 2007 and 2006, respectively.  Basic earnings per share were $0.22, $0.99 and $1.00 at December 31, 2008, 2007 and 2006, respectively.  Diluted earnings per share were $0.21, $0.96 and $0.96 at December 31, 2008, 2007 and 2006, respectively.  Earnings were negatively impacted on a year over year basis due in large part to the substantial increase in provisions the Bank made to the allowance for loan losses.  Additionally, the dramatic decline in interest rates during 2008 contributed to a lower net interest margin, placing additional pressure on earnings.  For the year ended December 31, 2008, the Company’s net interest margin was 5.21%, compared to the 5.47% and 5.94% reported for the years ended December 31, 2007 and 2006, respectively.

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest-bearing liabilities, non-accruing loans, and changes in market interest rates.

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2008, 2007 and 2006.  The average balance of non-accruing loans has been included in loan totals:

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2008			December 31, 2007			December 31, 2006
		Yield/	Income/		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets
Investments with other banks	$214	3.74%	$8	$499	1.60%	$8	$315	2.86%	$9
Investment securities taxable	42,080	5.28%	2,223	25,585	4.87%	1,246	27,455	4.46%	1,225
Investment securities non-taxable	17,079	4.34%	741	16,535	4.29%	710	16,319	4.30%	702
Federal funds sold	6,583	2.13%	140	15,878	4.94%	785	11,179	4.82%	539
Loans (1) (2)	656,105	7.17%	47,038	497,374	8.53%	42,425	400,229	8.47%	33,897
Total interest earning assets	722,061	6.95%	50,150	555,871	8.13%	45,174	455,497	7.99%	36,372

Allowance for possible loan losses	(7,845)			(4,784)			(3,931)
Other assets	65,359			54,649			52,311

Total assets	$779,575			$605,736			$503,877

Interest Bearing Liabilities
Savings/NOW/money market	$293,063	1.49%	$4,375	$207,684	2.36%	$4,911	$160,841	1.55%	$2,497
Time deposits	159,496	3.34%	5,328	145,565	4.78%	6,960	106,342	4.21%	4,472
Other borrowings	79,164	2.50%	1,979	34,991	5.42%	1,896	27,854	5.21%	1,452
Federal funds purchased	3,406	2.55%	87	1,138	5.54%	63	1,020	5.49%	56
Long-term debt	13,403	5.93%	795	12,234	7.53%	921	9,694	8.65%	839
Total interest-bearing liabilities	548,532	2.29%	12,564	401,612	3.67%	14,751	305,751	3.05%	9,316
Demand deposits	151,529			141,123			146,458
Other liabilities	7,766			7,074			4,432
Total liabilities	707,827			549,809			456,641

Stockholders' Equity
Common stock	46,829			32,909			29,367
Additional paid in capital	852			507			-
Retained earnings	24,435			22,463			18,003
Valuation allowance investments	(368)			48			(134)
Total stockholders' equity	71,748			55,927			47,236

Total liabilities and stockholders' equity	$779,575			$605,736			$503,877

Net interest income			$37,586			$30,423			$27,056
Net interest margin (3)		5.21%			5.47%			5.94%
(1)	Non-accruing loans have been included in total loans.
(2)	Loan fees of $1,297; $1,227; and $1,275 for the years ending December 31, 2008; 2007; and 2006 respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.

The table below sets forth changes from 2007 to 2008 for average interest-earning assets and their respective average yields:

	Average Balance				Average Yield
	For The Year Ended,				For The Year Ended,
	December 31,		Variance		December 31,
(dollar amounts in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Interest-Earning Assets:
Time deposits with other banks	$214	$499	$(285)	-57.11%	3.74%	1.60%	2.14%
Investment securities taxable	42,080	25,585	16,495	64.47%	5.28%	4.87%	0.41%
Investment securities non-taxable	17,079	16,535	544	3.29%	4.34%	4.29%	0.04%
Federal funds sold	6,583	15,878	(9,295)	-58.54%	2.13%	4.94%	-2.82%
Loans (1) (2)	656,105	$497,374	158,731	31.91%	7.17%	8.53%	-1.36%

Total interest earning assets	$722,061	$555,871	$166,190	29.90%	6.95%	8.13%	-1.18%

(1)	Non-accruing loans have been included in loan totals.
(2)	Loan fees of $1,297 and $1,227 have been included in the interest income computation for the years ended December 31, 2008 and 2007, respectively.

Net interest income for the year ended December 31, 2008 was approximately $37.6 million or $7.2 million and 23.5% higher than the $30.4 million reported for the year ended December 31, 2007.  Average earning assets at December 31, 2008 were approximately $722.1 million or $166.2 million and 29.9% higher than that reported a year earlier.  Of the year over year increase in average earning assets approximately $136.5 million can be attributed to the acquisition of Business First.  The Business First acquisition occurred during the fourth quarter of 2007, thus 2008 represents the first year that average balances for Business First are reflected for a full calendar year.

The increase in average earning assets can be attributed in large part to an approximate $158.7 million increase in average gross loan balances during 2008.  Of this increase, approximately $137.2 million can be attributed to the acquisition of Business First.  For the year ended December 31, 2008, the yield earned on the loan portfolio was 7.17%, which represents a decline of approximately 136 basis points from the 8.53% reported for 2007.  The decline in the yield of the loan portfolio is primarily attributable to the dramatic decline in the overnight Fed Funds rate during 2008.  It is the decline in the yield on the loan portfolio that contributed greatly to the decline in the yield on average earning assets.  For the year ended December 31, 2008, the yield on average earning assets was 6.95%.  This when compared to the 8.13% the Company reported for the year ended December 31, 2007, represents a decline of approximately 118 basis points.  The yield on average earning assets for the year ended December 31, 2006 was 7.99%.

The table below sets forth changes from 2007 to 2008 for average interest-bearing liabilities and the respective average rates paid:

	Average Balance				Average Rate
	For The Year Ended,				For The Year Ended,
	December 31,		Variance		December 31,
(dollar amounts in thousands)	2008	2007	dollar	percentage	2008	2007	Variance
Interest-Bearing Liabilities:
Savings/NOW/money market	$293,063	$207,684	$85,379	41.11%	1.49%	2.36%	-0.87%
Time deposits	159,496	145,565	13,931	9.57%	3.34%	4.78%	-1.44%
Other borrowings (1) (2)	79,164	34,991	44,173	126.24%	2.50%	5.42%	-2.92%
Federal funds purchased	3,406	1,138	2,268	199.30%	2.55%	5.54%	-2.98%
Long term debt	13,403	12,234	1,169	9.56%	5.93%	7.53%	-1.60%

Total interest-bearing liabilities	$548,532	$401,612	$146,920	36.58%	2.29%	3.67%	-1.38%

(1)	Consists of Federal Home Loan Bank borrowings of $76,881 and $33,136 and repurchase agreements of $2,283 and $1,855 for the years ended December 31, 2008 and 2007, respectively.
(2)	Average rate paid on Federal Home Loan Bank borrowings and repurchase agreements of 2.51% and 5.44% and 2.01% and 4.91% for the years ended December 31, 2008 and 2007, respectively.

Average interest bearing liabilities increased approximately $146.9 million from the $401.6 million reported at December 31, 2007.  The year over year increase can be attributed to higher average balances of savings, NOW and money market accounts of which approximately $41.1 million of the change can be attributed to the acquisition of Business First.  Additionally, the year over year increase in FHLB borrowing also contributed significantly to the increase in interest bearing liabilities.  For the year ended December 31, 2008, the rate the Company paid on interest bearing liabilities was 2.29% or 138 basis points lower than the 3.67% reported for 2007.  A significantly lower overnight Fed Funds rate during the majority of 2008, contributed significantly to the year over year decline in the rate paid on average interest bearing liabilities.  As the Federal Reserve moved aggressively to lower rates during 2008 in response to, among other things, weakness in the credit markets and general economic conditions, the Bank moved to lower the rates paid on its deposits.  This in conjunction with declines in the cost of relatively short term borrowing from the FHLB, were primary factors in the decline of the rate paid on interest bearing liabilities.

For the year ended December 31, 2008, the average balance of floating rate interest bearing deposits was approximately $293.1 million or 53.4% of total interest bearing liabilities.  The ability to rapidly re-price the majority of its interest bearing liabilities in conjunction with the moves made by the FOMC during 2008 to lower the overnight Fed Funds rate was instrumental to the Bank in mitigating a substantial decline in its net interest margin.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon.  This exercise is valuable in identifying risk exposures.  The results for the Company’s December 31, 2008 balances indicate that the net interest income at risk over a one year time horizon from a 1.0% and 2.0% upward and downward rate movement are within the Company’s policy guidelines for such changes.  See Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of such change attributable to changes in average balances (volume) or changes in interest rates for the three years ended December 31, 2008, 2007 and 2006:

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2008			December 31, 2007			December 31, 2006
(dollar amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans (1)	$12,099	$(7,486)	$4,613	$8,288	$240	$8,528	$2,990	$3,508	$6,498
Investment securities taxable	881	96	977	(86)	107	21	(604)	364	(240)
Investment securities non-taxable (2)	36	11	47	14	(2)	12	171	(6)	165
Taxable equivalent adjustment (2)	(12)	(4)	(16)	(5)	1	(4)	(58)	2	(56)
Interest-bearing deposits	(7)	7	-	4	(5)	(1)	(28)	(14)	(42)
Federal funds sold	8,811	(9,456)	(645)	232	14	246	(3,648)	3,520	(128)

Net increase (decrease)	21,808	(16,832)	4,976	8,447	355	8,802	(1,177)	7,374	6,197

Interest expense:
Savings, NOW, money market	1,627	(2,163)	(536)	249	2,165	2,414	(62)	864	802
Time deposits	618	(2,250)	(1,632)	2,009	479	2,488	1,456	1,232	2,688
Other borrowings	1,490	(1,407)	83	390	54	444	(4)	502	498
Federal funds purchased	72	(48)	24	7	-	7	56	-	56
Long term borrowings	82	(208)	(126)	201	(119)	82	112	144	256

Net increase (decrease)	3,889	(6,076)	(2,187)	2,856	2,579	5,435	1,558	2,742	4,300

Total net increase (decrease)	$17,919	$(10,756)	$7,163	$5,591	$(2,224)	$3,367	$(2,735)	$4,632	$1,897

(1)	Loan fees of $1,297, $1,227 and $1,275, for 2008, 2007 and 2006, respectively have been included in the interest income computation.
(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below sets forth changes for 2008, 2007 and 2006 in non-interest income exclusive of gains on sale of securities, SBA loans and premises:

	For The Years Ended			Variances
	December 31,			2008		2007
(dollar amounts in thousands)	2008	2007	2006	dollar	percentage	dollar	percentage
Service charges on deposit accounts	$3,284	$2,774	$2,427	$510	18.4%	$347	14.3%
ATM/Debit Card transaction/interchange fees	843	765	711	78	10.2%	54	7.6%
Bancard	231	224	122	7	3.1%	102	83.6%
Mortgage origination fees	568	461	552	107	23.2%	(91)	-16.5%
Earnings on cash surrender value life insurance	474	433	393	41	9.5%	40	10.2%
Other	769	650	737	119	18.3%	(87)	-11.8%

Total	$6,169	$5,307	$4,942	$862	16.2%	$365	7.4%

For the year ended December 31, 2008, non-interest income increased approximately $862 thousand or 16.2% when compared to the same period ended a year earlier.  Of the year over year increase, approximately $346 thousand or 40.1% can be attributed to the Business First acquisition.

Service charges on deposit accounts contributed to the majority of the increase in non-interest income, with a year over year increase of approximately $510 thousand or 18.4%.  The majority of the increase within this category can be attributed to the additional deposit relationships the Bank obtained in the Business First acquisition.  For the year ended December 31, 2008, the Business First acquisition accounted for approximately $290 thousand of the year over year increase within this category.

The increase within the category of “other” can be attributed in large part to income the Bank recognized during 2008 in the approximate amount of $273 thousand related to the mandatory redemption of preferred shares the Company received in connection with the initial public offering of Visa, Inc.

Debit card interchange income was approximately $78 thousand or 10.2% higher for the year ended December 31, 2008 when compared to the same period ended a year earlier.  The primary reason behind the year over year increase within this category can be attributed to promotions the Bank rolled out during 2008 designed to promote additional debit card usage.

Mortgage origination fees increased approximately $107 thousand or 23.2% from that reported for 2007.  This can be attributed to a significant increase in the number of loan re-finances as homeowners moved to take advantage of lower interest rates during the first, third and fourth quarters of 2008.  Additionally, since the fourth quarter of 2007, the Bank has moved to strengthen the origination team with additional high quality, seasoned professionals.  Management believes these additions will help to strengthen the Bank’s position to become one of the preferred originators within its current market footprint.

The following table provides a summary of the total dollar volume and number of mortgage loans funded during the years ended December 31, 2008, 2007 and 2006:

	For The Years Ended December 31,			Variance
(dollar amounts in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Dollar volume	$64,199	$50,623	$65,895	26.8%	-23.2%

Number of loans	179	147	202	21.8%	-27.2%

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2008, 2007, and 2006:

	For The Years Ended			Variances
	December 31,			2008		2007
(dollar amounts in thousands)	2008	2007	2006	dollar	percentage	dollar	percentage
Salaries and employee benefits	$15,561	$13,501	$11,573	$2,060	15.3%	$1,928	16.7%
Occupancy and equipment	4,542	3,381	2,607	1,161	34.3%	774	29.7%
Data processing	2,704	2,267	2,138	437	19.3%	129	6.0%
Advertising and promotional	823	718	851	105	14.6%	(133)	-15.6%
Regulatory fees	475	146	112	329	225.3%	34	30.4%
Other professional fees and outside services	1,197	1,247	1,207	(50)	-4.0%	40	3.3%
Legal fees and other litigation expense	150	100	154	50	50.0%	(54)	-35.1%
Loan department costs	214	129	147	85	65.9%	(18)	-12.2%
Stationery and supplies	428	350	327	78	22.3%	23	7.0%
Director fees	318	289	290	29	10.0%	(1)	-0.3%
Core deposit intangible amortization	861	393	300	468	119.1%	93	31.0%
Other	2,161	1,387	1,249	774	55.8%	138	11.0%

Total	$29,434	$23,908	$20,955	$5,526	23.1%	$2,953	14.1%

•	Salaries and Employee Benefits

Expenses within this category incurred the greatest dollar increase of any non-interest expense category during 2008.  The majority of the year over year increase within this category can be attributed to additional staff the Bank obtained in the acquisition of Business First.  For the year ended December 31, 2008, Business First accounted for approximately $1.6 million of the year over year change within this category.  Additionally, the addition of a full service branch in the town of San Miguel has also contributed to the year over year rise within this category.  For the years ended December 31, 2008, 2007 and 2006 the number of full time equivalent (“FTE”) employees stood at 223, 242 and 212, respectively.

For the year ended December 31, 2007 expenses within this category totaled $13.5 million or approximately $1.9 million higher than that reported for 2006.  The majority of the increase within 2007 can be attributed to the acquisition of Business First as well as the addition of staff related to the opening of two full service branches.

•	Occupancy and Equipment

Expenses within this category increased approximately $1.2 million over the prior year.  The primary factors contributing to the increase are the acquisition of Business First, additional rental expense incurred in connection with the sale leaseback transaction the Bank entered into during the second quarter of 2007, and the addition of a full service branch in the town of San Miguel.  For the year ended December 31, 2008, the acquisition of Business First and the 2007 sale leaseback transaction accounted for approximately $720 thousand and $243 thousand of the year over year change within this category, respectively.

For the year ended December 31, 2007 expenses within this category totaled $3.4 million or approximately $774 thousand over the prior year.  The primary factors contributing to the increase in 2007 were the sale lease-back transaction, previously mentioned, the opening of two new branches in the towns of Templeton and San Miguel as well as the acquisition of Business First.  Additionally, during 2007, the Bank incurred approximately $60 thousand in additional property tax expense related to the 2006 - 2007 assessment of its administrative facility of which construction was completed during 2006.

As mentioned, during the second quarter of 2007, the Bank sold four of its properties in a sale leaseback transaction.  In connection with the sale, the Bank recorded a deferred gain in the approximate amount of $3.4 million, which will be recognized over a period of fifteen years as a credit to rental expense.  For the years ended December 31, 2008 and 2007, the Bank recognized approximately $227 thousand and $114 thousand of the deferred gain on sale related to the sale lease-back transaction, respectively.

•	Data Processing Expense

For the year ended December 31, 2008, data processing expenses totaled $2.7 million or approximately $437 thousand higher than that reported for 2007.  The year over year increase can be attributed to higher transaction processing volumes associated with the acquisition of Business First.  Expenses within this category totaled approximately $2.3 million for the year ended December 31, 2007, representing a slight increase over 2006 in the approximate amount of $129 thousand.

•	Regulatory Fees

For the year ended December 31, 2008, expenses within this category totaled approximately $475 thousand or approximately $329 thousand higher that that reported for 2007.  During 2007, the Bank received a one-time assessment credit under the Federal Deposit Insurance Reform Act of 2005 to recognize its past contributions to the FDIC insurance fund.  It is the absence of this credit in 2008 that has contributed to the substantial year over year increase within this category.

•	Other Professional Fees and Outside Services

The Company incurred approximately $1.2 million in other professional fees and outside services during 2008, remaining relatively unchanged from 2007.  Expenses within this category include, among other things, audit and tax accounting fees, various insurance related expenses, consulting fees and other outside services.  For the year ended December 31, 2007 expenses within this category totaled $1.2 million, which were relatively unchanged from 2006.

•	Core Deposit Intangible (“CDI”) Amortization

Amortizations for the Hacienda acquisition in October 2003 and the Business First acquisition in October 2007 are scheduled pursuant to analysis prepared by a third party to determine the fair value of deposits acquired in accordance with SFAS No. 141 and SFAS No. 142.  Accordingly, expense incurred for CDI amortization for the year ended December 31, 2008 and 2007 was $861 thousand and $393 thousand, respectively.

•	Other Expenses

Expenses within this category totaled $2.2 million for the year ended December 31, 2008, representing an increase of approximately $774 thousand over that reported for 2007.  In addition to the full year of expense associated with the addition of Business First in the approximate amount of $308 thousand, the other significant factor that contributed to the increase within this category was approximately $283 thousand in higher net sundry losses.

Provision for Income Taxes

The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include, but are not limited to, tax-exempt interest income, and increases in the cash surrender value of bank-owned life insurance.  For the years ended December 31, 2008, 2007 and 2006 provision for income taxes was $0.5 million, $4.3 million, and $3.8 million, respectively.  The Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 23.2%, 38.3%, and 36.3%, respectively.  The Company’s effective tax rate for the year ended December 31, 2008 was substantially lower than that reported for 2007 due in large part to the substantial provisions the Bank made to the allowance for loan losses during the year.  As a result, income from permanent items such as interest on municipal securities and earnings on holdings of bank owned life insurance represented a larger percentage of overall taxable income for the year.

Provision and Allowance for Loan Losses

An allowance for loan losses has been established by Management to provide for those loans that may not be repaid in their entirety for a variety of reasons.  The allowance is maintained at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjectively by determined allocation.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries.  The provision for loan losses is based upon past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.  Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by Management to be un-collectible.

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio.  In making this determination, the Bank analyzes the ultimate collectibility of the loans in the portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies.  The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

The Bank accounts for problem loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No.114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”  These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired.  Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor.  The allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan.  The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Bank’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for possible loan losses for the year 2008 is consistent with prior periods.

The Bank’s provision for loan losses was $12.2 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Provisions made to the allowance for loan losses during 2008, were approximately $11.5 million higher than that reported for 2007. As economic conditions worsened on national, state and local levels, the Bank moved to increase the allowance as required by monthly analyses the Bank conducts in determining its adequacy to cover potential losses in the loan portfolio.  The Bank employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Bank typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  Management believes the significant economic downturn witnessed during 2008 has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Bank, resulting in watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  Additionally, the Bank makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in increases in loan loss provisions.

Increases in the balance of non-performing loans as well as charge-offs during 2008 also contributed to the additional provisions the Bank made to the allowance for loan losses.  Losses in the commercial and industrial, construction and land segments of the loan portfolio when compared to prior periods, increased dramatically during 2008.  Although the majority of losses within these segments of the portfolio were the result of several large write-downs, the Bank has witnessed an increase in the number and total dollar volume of past due and non-accruing balances within the commercial and industrial, construction and land segments.  Continued increases in the number and dollar volume of non-performing loans may result in further provisions to the allowance for loan losses.

As we look forward into 2009, Management anticipates there to be further weakness in economic conditions on national, state and local levels.  Many economic forecasts suggest further increases in the national unemployment rate, which will undoubtedly place continued pressure on conditions within the Bank’s primary market area.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Bank has extended credit and as a result the Bank may be required to make further significant provisions to the allowance for loan losses during 2009.  That said, Management has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and mitigate any further losses.

As of December 31, 2008, Management believes, based on all current and available information, the allowance for loan losses is adequate to absorb current estimable losses within the loan portfolio.

The allowance for loan losses as a percent of total gross loans at December 31, 2008, 2007 and 2006 was 1.53%, 1.00% and 0.92%, respectively.  Net loan charge-offs (loans charged-off, net of loans recovered) were $7.9 million and $0.4 million for 2008 and 2006, respectively.  For the year ended December 31, 2007, the Bank had a net recovery of $21 thousand.  Net charge-offs for 2006 were primarily the result of a single loan charge-off.

For additional information related to non-performing assets see “Non-Performing Assets” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 45 of this report filed on Form 10-K.

The following table provides an analysis of the allowance for loan losses for the years ended December 31, 2008, 2007, 2006, 2005, and 2004:

	For the Years Ended December 31,
(dollars amounts in thousands)	2008	2007	2006	2005	2004

Balance, beginning of period	$6,143	$4,081	$3,881	$3,247	$3,070
Balance of Business First National Bank, beginning of period	-	1,381	-	-	-
Charge-offs:
Real Estate Secured
Multi-family residential	-	-	-	-	-
Residential 1 to 4 family	555	-	-	-	-
Home equity line of credit	-	-	-	-	-
Commercial	340	-	-	-	-
Farmland	-	-	-	-	-
Commercial
Commercial and industrial	3,854	233	508	86	202
Agriculture	-	-	-	-	-
Other	-	-	-	-	-
Construction	1,837	16	-	-	-
Land	1,434	-	-	-	-
Installment loans to individuals	20	-	44	12	29
All other loans	36	-	9	2	5

Total charge-offs	8,076	249	561	100	236
Recoveries:
Real Estate Secured
Multi-family residential	-	-	-	-	-
Resiential 1 to 4 family	2	-	-	-	-
Home equity line of credit	-	-	-	-	-
Commercial	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial
Commercial and industrial	107	191	101	-	1
Agriculture	-	-	-	-	-
Other	-	-	-	-	-
Construction	-	70	-	-	-
Land	-	-	-	-	-
Installment loans to individuals	1	3	56	24	2
All other loans	20	6	4	-	-

Total recoveries	130	270	161	24	3

Net charge-offs / (recoveries)	7,946	(21)	400	76	233

Additions to allowance charged to operations	12,215	660	600	710	410

Balance, end of period	$10,412	$6,143	$4,081	$3,881	$3,247

Gross loans, end of period	$680,147	$613,217	$444,983	$368,133	$339,693

Net charge-offs to average loans	1.21%	0.00%	0.10%	0.02%	0.08%

Allowance for loan losses to total gross loans	1.53%	1.00%	0.92%	1.05%	0.96%

Non-performing loans to allowance for loan losses	179.36%	5.50%	1.35%	1.39%	28.77%

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio based upon their composition.  However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.  The following table provides a summary of the allowance for loan losses and its allocation to each major loan category, based on the composition of the loan portfolio as of December 31, 2008, 2007, 2006, 2005, and 2004:

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
(dollars amounts in thousands)	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
Real Estate Secured
Multi-family residential	$250	2.4%	$129	2.1%	$86	2.1%	$35	0.9%	$23	0.7%
Residential 1 to 4 family	364	3.5%	246	4.0%	49	1.2%	50	1.3%	71	2.2%
Home equity line of credit	406	3.9%	172	2.8%	98	2.4%	155	4.0%	140	4.3%
Commercial	4,354	41.8%	2,747	44.7%	1,878	46.0%	1,976	50.9%	1,685	51.9%
Farmland	167	1.6%	117	1.9%	167	4.1%	155	4.0%	159	4.9%
Commercial
Commercial and industrial	2,405	23.1%	1,339	21.8%	665	16.3%	567	14.6%	380	11.7%
Agriculture	208	2.0%	117	1.9%	110	2.7%	62	1.6%	62	1.9%
Other	10	0.1%	6	0.1%	4	0.1%	8	0.2%	32	1.0%
Construction
Single family residential	177	1.7%	98	1.6%	69	1.7%	66	1.7%	65	2.0%
Single family residential - Spec.	239	2.3%	190	3.1%	98	2.4%	50	1.3%	32	1.0%
Tract	42	0.4%	18	0.3%	-	0.0%	-	0.0%	-	0.0%
Multi-family	94	0.9%	92	1.5%	49	1.2%	43	1.1%	62	1.9%
Hospitality	281	2.7%	166	2.7%	45	1.1%	16	0.4%	10	0.3%
Commercial	333	3.2%	307	5.0%	486	11.9%	446	11.5%	253	7.8%
Land	947	9.1%	313	5.1%	220	5.4%	190	4.9%	218	6.7%
Installment loans to individuals	125	1.2%	80	1.3%	53	1.3%	58	1.5%	52	1.6%
All other loans (including overdrafts)	10	0.1%	6	0.1%	4	0.1%	4	0.1%	3	0.1%

Total allowance for loan losses	$10,412	100.0%	$6,143	100.0%	$4,081	100.0%	$3,881	100.0%	$3,247	100.0%

Financial Condition

At December 31, 2008 total assets were $805.6 million.  When compared to the $745.6 million reported at December 31, 2007, total assets increased by $60.0 million.  The year over year increase in total assets is primarily attributable to a $66.9 million increase in gross loan balances.  From 2006 to 2007 total assets increased approximately $203.8 million.  Of this increase, approximately $152.2 million was attributed to the acquisition of and growth in Business First assets.

Although the Bank experienced a significant amount of loan pay-downs during the year, the number of and dollar volume of loans funded remained strong.  At December 31, 2008, net loan balances were $668.0 million.  This, when compared to the $605.3 million the Company reported at the end of 2007, represents an increase of approximately $62.7 million.  From 2006 to 2007 approximately $150.0 million of the growth in net loan balances can be attributed to the acquisition of and growth in Business First net loan balances.

At December 31, 2008 total deposits were $603.5 million or $41.3 million lower than the $644.8 million reported at the end of 2007.  The year over year decline in deposit balances can be attributed in large part to the dramatic decline in the overnight Fed Funds rate during 2008 and funds the Bank subsequently let run-off in favor of somewhat irrational pricing at other financial institutions.  From 2006 to 2007 total deposits increased approximately $224.3 million.  Of this increase, approximately $123.6 million can be attributed to the acquisition of Business First.

Federal Home Loan Bank (“FHLB”) borrowings increased approximately $101.0 million from that reported at the end of 2007.  The dramatic year over year increase in wholesale borrowings is primarily attributable to the planned deposit run-off mentioned in the preceding paragraph.  For additional information regarding the Bank’s FHLB borrowings, see Note 8, Borrowings, of the Consolidated Financial Statements filed on this Form 10-K.

As of December 31, 2008 earning assets to total assets were 93.2% compared to 92.3% at December 31, 2007.

Loans

At December 31, 2008, total gross loans were $680.1 million, or $66.9 million higher than the $613.2 million reported at the end of 2007.  From 2006 to 2007 gross loans increased approximately $168.2 million.  Of this increase, approximately $151.3 million can be attributed to the acquisition of and growth in Business First gross loans from the date of the acquisition.

The table below sets forth the composition of the loan portfolio as of December 31, 2008, 2007, 2006, 2005 and 2004:

	2008		2007		2006		2005		2004
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Secured
Multi-family residential	$16,206	2.4%	$12,779	2.1%	$9,563	2.1%	$3,495	0.9%	$2,290	0.7%
Residential 1 to 4 family	23,910	3.5%	24,326	4.0%	5,267	1.2%	4,925	1.3%	7,383	2.2%
Home equity line of credit	26,409	3.9%	17,470	2.8%	10,792	2.4%	14,685	4.0%	14,708	4.3%
Commercial	285,631	41.8%	274,266	44.7%	204,470	46.0%	187,231	50.9%	176,350	51.9%
Farmland	10,723	1.6%	11,557	1.9%	18,101	4.1%	14,753	4.0%	16,742	4.9%
Commercial
Commercial and industrial	157,674	23.1%	134,178	21.8%	72,550	16.3%	53,301	14.6%	39,679	11.7%
Agriculture	13,744	2.0%	11,367	1.9%	12,117	2.7%	5,939	1.6%	6,379	1.9%
Other	620	0.1%	535	0.1%	309	0.1%	809	0.2%	3,526	1.0%
Construction
Single family residential	11,414	1.7%	10,239	1.6%	7,785	1.7%	6,118	1.7%	6,910	2.0%
Single family residential - Spec.	15,395	2.3%	18,718	3.1%	10,805	2.4%	4,337	1.3%	3,271	1.0%
Tract	2,431	0.4%	1,664	0.3%	179	0.0%	150	0.0%	-	0.0%
Multi-family	5,808	0.9%	9,054	1.5%	5,343	1.2%	4,176	1.1%	6,341	1.9%
Hospitality	18,630	2.7%	16,784	2.7%	4,723	1.1%	1,650	0.4%	882	0.3%
Commercial	21,484	3.2%	30,677	5.0%	52,766	11.9%	42,427	11.5%	26,565	7.8%
Land	61,681	9.1%	31,064	5.1%	24,111	5.4%	18,123	4.9%	22,864	6.7%
Installment loans to individuals	7,851	1.2%	7,977	1.3%	5,598	1.3%	5,620	1.5%	5,538	1.6%
All other loans (including overdrafts)	536	0.1%	562	0.1%	504	0.1%	394	0.1%	265	0.1%

Total loans, gross	$680,147	100.0%	$613,217	100.0%	$444,983	100.0%	$368,133	100.0%	$339,693	100.0%

Deferred loan fees	1,701		1,732		1,625		1,617		1,482
Reserve for possible loan losses	10,412		6,143		4,081		3,881		3,247

Total loans, net	$668,034		$605,342		$439,277		$362,635		$334,964

Loans held for sale	$7,939		$902		$1,764		$3,392		$2,253

The following table sets forth the year over year changes in loan balances for each major category of the loan portfolio as of December 31, 2008:

			Variance
(dollar amounts in thousands)	2008	2007	Dollar	Percentage
Real Estate Secured
Multi-family residential	$16,206	$12,779	$3,427	26.8%
Residential 1 to 4 family	23,910	24,326	(416)	-1.7%
Home equity line of credit	26,409	17,470	8,939	51.2%
Commercial	285,631	274,266	11,365	4.1%
Farmland	10,723	11,557	(834)	-7.2%
Commercial
Commercial and industrial	157,674	134,178	23,496	17.5%
Agriculture	13,744	11,367	2,377	20.9%
Other	620	535	85	15.9%
Construction
Single family residential	11,414	10,239	1,175	11.5%
Single family residential - Spec.	15,395	18,718	(3,323)	-17.8%
Tract	2,431	1,664	767	46.1%
Multi-family	5,808	9,054	(3,246)	-35.9%
Hospitality	18,630	16,784	1,846	11.0%
Commercial	21,484	30,677	(9,193)	-30.0%
Land	61,681	31,064	30,617	98.6%
Installment loans to individuals	7,851	7,977	(126)	-1.6%
All other loans (including overdrafts)	536	562	(26)	-4.6%

Total loans, gross	$680,147	$613,217	$66,930	10.9%

Deferred loan fees	1,701	1,732	(31)	-1.8%
Reserve for possible loan losses	10,412	6,143	4,269	69.5%

Total loans, net	$668,034	$605,342	$62,692	10.4%

Loans held for sale	$7,939	$902	$7,037	780.2%

•	Real Estate Secured

At December 31, 2008, real estate secured balances were $362.9 million or approximately $22.5 million higher than that reported at December 31, 2007.  The year over year growth within this category can be attributed to increases in commercial real estate and home equity lines of credit.  During 2008 the Bank made eleven loans within the commercial real estate category in amounts ranging from $0.8 million to $1.4 million.  In total, these loans represent approximately $11.2 million in new fundings for the Bank and were made to borrowers in industries classified as professional, commercial, retail, hospitality, and restaurants / food establishments.  Additionally, throughout 2008 there were several large construction loans that moved into the commercial real estate category as amortizing loans, contributing to the year over year increase.  Offsetting the growth within this category were some significant pay downs during 2008.  Notable pay-downs / payoffs within this category in amounts ranging from $1.0 million to $3.1 million totaled approximately $16.0 million.  The Bank also participated approximately $7.0 million in commercial real estate balances during 2008.

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

At December 31, 2008, real estate secured loans represented a concentration at 513.8% of the Bank’s total risk-based capital, however, the risk within this particular category is mitigated by the diversification noted in the table below.   Commercial real estate loans made up the majority of this concentration with balances of approximately $285.6 million or 375.2% of the Bank’s total risk-based capital.  Substantially all loans within this category are made to borrowers within the Bank’s primary market area in need of longer term financing for the purchase of real estate for various commercial purposes.

At December 31, 2008, approximately $160.1 million or 44.1% of the real estate secured portfolio was considered owner occupied.

The following provides a break-down of the Bank’s real estate secured portfolio as of December 31, 2008:

	December 31, 2008				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Real Estate Secured
Retail	$39,066	$76	$39,142	10.0%	51.1%	56	$3,320
Professional	70,961	2,681	73,642	18.8%	96.1%	101	8,875
Hospitality	57,218	11	57,229	14.6%	74.7%	37	10,891
Multi-family	16,206	339	16,545	4.2%	21.6%	16	5,837
Home equity lines of credit	26,409	21,615	48,024	12.4%	62.7%	289	1,250
Residential 1 to 4 family	23,910	1,513	25,423	6.5%	33.2%	67	3,000
Farmland	10,723	365	11,088	2.8%	14.5%	22	2,000
Healthcare / medical	15,790	-	15,790	4.0%	20.6%	29	2,202
Restaurants / food establishments	7,263	24	7,287	1.9%	9.5%	14	2,600
Commercial	78,122	1,314	79,436	20.3%	103.7%	114	4,764
Other	17,211	405	17,616	4.5%	23.0%	29	2,100

Total real estate secured	$362,879	$28,343	$391,222	100.0%	510.7%	774	$46,839

•	Commercial

At December 31, 2008, loans within this category were approximately $26.0 million higher than that reported at December 31, 2007.  Higher commercial and industrial balances were the primary factor behind the year over year increase within this category.  During 2008, the Bank funded several large loans within this category in amounts ranging from $0.8 million to $8.0 million, with the majority of these fundings are classified as professional.  Tempering the increase in this category were notable pay downs / pay-offs in amounts ranging from $0.7 million to $3.2 million.  Commercial and industrial loans are typically made to borrowers in need of working capital to support their enterprise.

At December 31, 2008, commercial and industrial balances were considered a concentration at 326.3% of the Bank’s total risk-based capital.  Within this category our credit exposure is somewhat diverse with respect to the industries that the Bank makes loans to.

At December 31, 2008, agriculture loans were approximately $2.4 million higher than that reported at December 31, 2007.  The year over year increase within this category can be attributed to several new loans in amounts ranging from $0.3 million to $0.4 million.  Loans within this category are typically made to borrowers within the Bank’s primary market to finance the production of agriculture.

The following table provides a break-down of the commercial and industrial portfolio as of December 31, 2008:

	December 31, 2008				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Commercial and Industrial
Agriculture	$3,375	$1,467	$4,842	1.9%	6.3%	25	$2,000
Oil gas and utilities	541	1,090	1,631	0.7%	2.1%	9	750
Construction	19,540	14,010	33,550	13.5%	43.8%	165	2,750
Manufacturing	10,650	11,299	21,949	8.8%	28.6%	114	2,100
Wholesale and retail	15,689	6,259	21,948	8.8%	28.6%	124	1,250
Transportation and warehousing	2,968	863	3,831	1.5%	5.0%	36	596
Media and information services	12,787	1,706	14,493	5.8%	18.9%	25	8,000
Financial services	16,111	7,729	23,840	9.6%	31.1%	47	6,000
Real estate / rental and leasing	15,547	13,758	29,305	11.8%	38.2%	98	3,500
Professional services	19,718	10,567	30,285	12.2%	39.5%	148	2,000
Healthcare / medical	14,645	18,387	33,032	13.3%	43.1%	111	11,355
Restaurants / food establishments	17,980	2,697	20,677	8.3%	27.0%	102	3,400
All other	8,123	899	9,022	3.8%	11.8%	68	2,530

Commercial and industrial	$157,674	$90,731	$248,405	100.0%	324.0%	1,072	46,231

•	Construction

At December 31, 2008, loans within this category were approximately $12.0 million lower than that reported at December 31, 2008.  Contributing to the year over year decline were several large pay downs / pay-offs in the aggregate amount of $13.7 million.  Additionally and as previously mentioned, during the year there were several large construction loans that were re-classified to commercial real estate, contributing to the year over decline.  The Bank classifies real estate construction loans as construction until projects are complete.  If upon the completion of construction the loan is retained, it is re-classified as real estate secured.

During 2008, the Bank made several notable loans within this category in the aggregate amount of $11.3 million.  These loans were made to borrowers within the Bank’s primary market area to finance the construction of single family dwellings, medical and professional office buildings, a hotel, and an assisted living facility.  Construction loans are typically granted for one year and then, with income properties, are amortized over a period of not more than 30 years with 10 to 15 year maturities.

At December 31, 2008 construction balances were considered a concentration at 136.9% of the Bank’s total risk-based capital.  Within this concentration, approximately $22.0 million or 29.3% of the construction portfolio was considered owner occupied as of December 31, 2008.

The following provides a break-down of the Bank’s construction portfolio as of December 31, 2008:

	December 31, 2008				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Construction
Single family residential	$11,414	$9,350	$20,764	19.9%	27.1%	21	$4,600
Single family residential - Spec.	15,395	1,340	16,735	16.1%	21.8%	14	3,480
Tract	2,431	552	2,983	2.9%	3.9%	11	649
Multi-family	5,808	2,175	7,983	7.7%	10.4%	5	3,584
Commercial	21,484	6,046	27,530	26.4%	35.9%	21	4,000
Hospitality	18,630	9,548	28,178	27.0%	36.8%	5	7,853

Total construction	$75,162	$29,011	$104,173	100.0%	135.9%	77	$24,166
•	Land

At December 31, 2008, land balances were approximately $30.6 million higher than that reported at December 31, 2007.  The year over year increase within this category can be attributed to the funding of six loans in excess of $1.0 million in the aggregate amount of $17.5 million.

Two of the largest loans within this category consist of loans for residential tract developments in the aggregate amount of $13.3 million.  These projects are located in Kern County of the California Central Valley.  One project is approved for 314 single family lots.  This project has also been approved for approximately 8.6 acres of commercial development and 13.5 acres for recreational purposes.  The project was funded in the first quarter of 2008 and has an approximate loan to value of 50.0%, based on an appraisal conducted earlier in the year.  At December 31, 2008 the balance of this loan was approximately $11.0 million, with approximately $1.2 million un-disbursed. The purpose of the second project is to provide affordable housing to a market that generally consists of renters and is the only new housing development in its area.  This loan funded in March 2008 at approximately $4.1 million and has subsequently been paid down by approximately $2.0 million from proceeds of sold homes.  The borrower is actively marketing the remaining finished homes and sales continue to occur at a rate of one to two homes per month.  Additionally, the housing in this project qualifies for the USDA Direct Loan program whereby individuals or families receive financial assistance directly from the Housing and Community Facilities Programs (“HCFP”) in the form of a home loan at an affordable interest rate.  As of December 31, 2008, these loans were performing under the contractual terms of their respective loan agreements.

Kern County, somewhat outside of the Company’s market footprint, has a population of approximately 817,000 and depends on agriculture, oil, light industry, warehousing and distribution, and educational services to support its economy.  This region of California’s Central Valley has experienced significant population growth over the last five years relative to other areas of the state, with annual percentage increases of 2.5% or more per year over the last five years.  Affordable housing, relative to other metropolitan areas within California, has been a significant factor behind the growth in Kern County’s population.  However, like many other areas within California, real estate prices within the California Central Valley have fallen significantly, with recent indications showing year over year declines of approximately 30% and an approximate six month supply of unsold homes within Kern County, specifically.  Management acknowledges that as economic conditions worsen across the state, the level of growth previously experienced within the California Central Valley will no doubt be negatively impacted.  As such, Management continues to carefully monitor loans made to borrowers in the Central Valley for any sign of deterioration.

The following provides a break-down of the Bank’s land portfolio as of December 31, 2008:

	December 31, 2008				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Land
Single family residential	$8,486	$-	$8,486	13.0%	11.1%	26	$1,200
Single family residential - Spec.	2,114	-	2,114	3.2%	2.8%	8	618
Tract	32,257	3,106	35,363	54.2%	46.1%	12	12,208
Multi-family	2,723	58	2,781	4.3%	3.6%	4	2,604
Commercial	12,020	446	12,466	19.1%	16.3%	20	1,500
Hospitality	4,081	-	4,081	6.2%	5.3%	4	2,340

Total land	$61,681	$3,610	$65,291	100.0%	85.2%	74	$20,470

•	Installment

At December 31, 2008, installment loans were substantially unchanged from year ago levels.  Loans within this category include loans to individual borrowers for a variety of reasons including: automobile purchases, personal loans, credit card purchases as well as loans for other consumer goods.  The Bank typically makes such loans to borrowers within the Bank’s primary market area.

•	Loans Held for Sale

At December 31, 2008 loans held for sale were approximately $7.0 million higher than that reported at December 31, 2007.  The year over year increase can be attributed in part to the strong demand the Bank has seen for mortgage re-financing given the dramatic decline in interest rates during 2008.

•	Foreign Loans

At December 31, 2008, the Bank had no foreign loans outstanding.

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio at December 31, 2008:

			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over	Total
(dollar amounts in thousands)	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$6,985	$-	$894	$4,312	$4,015	$-	$16,206
Residential 1 to 4 family	4,706	7,464	6,631	1,285	3,488	336	23,910
Home equity line of credit	26,409	-	-	-	-	-	26,409
Commercial	38,113	34,721	78,892	27,362	105,418	1,125	285,631
Farmland	4,561	793	3,274	1,777	318	-	10,723
Commercial
Commercial and industrial	55,944	41,288	16,802	23,534	20,106	-	157,674
Agriculture	9,112	2,160	1,630	446	396	-	13,744
Other	153	57	106	77	227	-	620
Construction
Single family residential	2,725	7,040	447	-	1,202	-	11,414
Single family residential - Spec.	10,281	5,114	-	-	-	-	15,395
Tract	2,431	-	-	-	-	-	2,431
Multi-family	1,860	364	3,584	-	-	-	5,808
Hospitality	16,292	1,138	-	-	1,200	-	18,630
Commercial	15,214	4,374	1,896	-	-	-	21,484
Land	23,567	19,209	16,438	2,360	107	-	61,681
Installment loans to individuals	2,332	287	1,402	1,359	1,938	533	7,851
All other loans (including overdrafts)	536	-	-	-	-	-	536

Total loans, gross	$221,221	$124,009	$131,996	$62,512	$138,415	$1,994	$680,147

Variable rate loans	157,295	33,475	73,502	16,256	3,142	-	283,670
Fixed rate loans	63,926	90,534	58,494	46,256	135,273	1,994	396,477

Total loans, gross	$221,221	$124,009	$131,996	$62,512	$138,415	$1,994	$680,147

The Company has an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities.  At December 31, 2008, the simulation indicated that a -100 basis point move made by the Federal Open Market Committee (“FOMC”) would reduce interest income on loans by approximately $1.7 million, while a +100 basis point move would increase interest income on loans by approximately $1.7 million.

•	Summary of Market Condition

The residential real estate market came under significant pressure during 2007 and remained under considerable pressure throughout 2008.  The market was negatively impacted by rising interest rates during the majority of 2007, negative sentiment surrounding market values of real estate, an over supply of newly constructed homes and inflationary pressures.  Additionally, as conditions in the credit markets worsened during the later half of 2007 and into 2008, financial institutions became more reluctant to extend new credit to borrowers, pushing the cost of certain types of credit higher in a rates down environment and contributing further to the decline in real estate prices.  As more and more home owners began to see interest rate resets on adjustable rate mortgages late in 2007 and into 2008, the number of non-performing loans and defaults rose significantly in the industry as a whole.  As we moved further into 2008, the credit markets came under increasingly intense pressure, specifically during the third and fourth quarters. This was fueled in part by a widespread lack of confidence in the U.S. financial system, which led many financial institutions to further tighten the extension of new credit given concerns over the lack of liquidity, asset quality, and the conservation of capital.  Contributing significantly to the troubles seen in the housing market and U.S. financial system have been a weakened economy and consequently higher levels of unemployment, placing considerable pressure on the U.S. consumer’s ability to satisfy their outstanding obligations to the financial sector.  The Company believes these factors have contributed greatly to the increased level of non-performing assets the Bank experienced during 2008.

Sales of single family homes have fallen significantly year over year in the Company’s market area and California as a whole, with recent indications showing price declines of approximately 42% statewide and 29% to 34% within the Company’s market area.  Along with other segments in the real estate sector, commercial real estate prices in the Company’s market area experienced some pressure during 2008 and the Company has begun to see a slight increase in vacancy rates in certain retail and office segments, though not to any considerable extent.  During 2007 the demand for business and professional properties in the Company’s market area remained relatively strong, with low vacancies, competitive loan rates, and many investors seeking exchange properties.  This helped to provide some insulation against a significant downturn in prices as well as the volume of sales.  However, the Company realizes that any prolonged and significant downturn in the national and local economies will have an impact on the values of commercial real estate within its market footprint as well as the borrowers to whom the Bank has extended such credit and thus continues to closely monitor the credits within this segment of the loan portfolio for potential signs of deterioration.  Additionally, the Bank is aware that as economic conditions worsen and levels of unemployment continue to rise, borrowers to whom the Bank has extended commercial lines of credit may come under additional pressure to satisfy their outstanding obligations.  That said, the Bank continues to employ stringent lending standards and remains very selective with regard to any additional commercial real estate, real estate construction, land and commercial loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment.

Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we are not completely immune to the effects of a slowdown on a state or national level.  As previously mentioned, with the availability of credit significantly diminished and the effects of a weakened economy placing more pressure on borrowers, the ability of consumers to satisfy outstanding obligations to the financial sector, as a whole, has begun to languish.  We believe that within certain areas of our local economy these more macro level concerns have started to become more evident, specifically with respect to real estate development in the single family residential market.  This has no doubt had an impact on the level of and type of loans the Bank has placed on non-accrual and charged-off during 2008.  Additionally, the Company has devoted considerable resources to the monitoring of credits within the loan portfolio in order to take any appropriate steps when and if necessary to mitigate any material adverse impact the slowing of the single family residential and commercial real-estate markets may have on the Bank overall.

Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, for the last three years were as follows: 5.0% to 6.5% in 2006, 6.0% to 7.0% in 2007, and 4.5% to 8.0% in 2008.

Non-Performing Assets

The Bank’s Management is responsible for monitoring loan performance, which is done through various methods, including a review of loan delinquencies and personal knowledge of customers.  Additionally, the Bank maintains both a “watch” list of loans that, for a variety of reasons, Management believes require regular review as well as an internal loan classification process.  Semi-annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank.  A list of delinquencies, the watch list, internal loan classifications and the outside loan review are reviewed regularly by the Bank’s Board of Directors.

Management acknowledges that due to negative undertones associated with the economy and real estate markets, the internal watch list expanded during 2008.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Bank believes these actions will serve to potentially minimize any future losses the Bank may incur related to problem loans, we cannot guarantee that the Bank will not experience an increase in non-performing loans, given continued uncertainties surrounding the state and national economies as well the U.S. financial system.

The Bank has a non-accrual policy that requires a loan greater than 90 days past due and/or is specifically determined to be impaired to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection.  When loans are placed on non-accrual status, all accrued but uncollected interest income is reversed from earnings.  Once on non-accrual status payments received on such loans are applied as a reduction of the loan principal balance.  Interest on a loan is only recognized on a cash basis and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Loans may be returned to accrual status if Management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

If a loan’s credit quality deteriorates to the point that collection of principal is believed by Management to be doubtful and the value of collateral securing the obligation is sufficient the Bank generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the loan balance and the fair market value of the collateral is recognized by a charge to the allowance for loan losses.  When collateral is held for sale after foreclosure, it is subject to a periodic appraisal.  If the appraisal indicates that the collateral will sell for less than its recorded value, the Bank recognizes the loss by a charge to non-interest expense.

The following table provides a summary of the Bank’s non-performing assets as of December 31, 2008 and 2007:

	December 31,
(dollar amounts in thousands)	2008	2007

Loans delinquent 90 days or more and still accruing	$348	$-

Non Accruing Loans:
Commercial real estate	$1,961	$261
Residential 1-4 family	265	-
Home equity lines of credit	320
Commercial	7,060	62
Construction	5,990	-
Land	2,720	-
Installment loans	11	15

Total non-accruing loans	$18,327	$338

Other real estate owned	$1,337	$-

Total non-performing assets	$20,012	$338

Ratio of allowance for credit losses to total gross loans	1.53%	1.00%

Ratio of allowance for credit losses to total non-performing loans	55.75%	1817%

Ratio of non-performing loans to total gross loans	2.75%	0.06%

Ratio of non-performing assets to total assets	2.48%	0.05%

At December 31, 2008, total non-accruing loans were $18.3 million or approximately $18.0 million higher than the $0.3 million reported at December 31, 2007.  Notable increases were within the categories of commercial real-estate, commercial and industrial, construction and land.  Approximately $13.5 million of the year over year increase can be attributed to nine loans the Bank made to six borrowers.  At December 31, 2008, significant non-accruing balances were as follows:

•	Commercial and industrial

Significant balances include two loans to two borrowers with respective balances of approximately $3.6 million and $1.5 million.  During the fourth quarter, the Bank charged-off approximately $2.1 million in balances related to these loans.  Both loans are secured by real estate within the Bank’s primary market area.

•	Commercial real estate

Significant balances include one loan to one borrower in the approximate amount of $0.9 million.  Management continues to work with this borrower to bring about a speedy resolution.  This loan is secured by real estate within the Bank’s primary market area.

•	Construction

Significant balances include four loans to two borrowers in the aggregate amount of $6.0 million, with the two largest balances at approximately $2.1 million and $1.6 million at December 31, 2008.  During 2008, the Bank charged-off approximately $1.4 million in balances related to the four loans within this category.  These loans are secured by real estate within the Bank’s primary market area.

•	Land

Significant balances within this category include one loan to one borrower in the amount $1.3 million.  During the fourth quarter of 2008, the Bank charged-off approximately $1.2 million in outstanding balances related to this loan.  This loan is secured by improved land zoned for the construction of town homes in the coastal region of the Bank’s primary market area.

The following table provides additional information related to the loans the Bank has placed on non-accruing status as of December 31, 2008:

	December 31,	Percent	Number
(dollar amounts in thousands)	2008	Composition	of Loans	Loan Information / Collateral Information
Commercial real estate	$1,961	10.7%	5	Includes five loans to four borrowers all collateralized by various forms of real estate within the Bank's primary market area.
Residential 1-4 family	265	1.4%	1	One loan secured by 2nd deed of trust within the Bank's primary market area.
Commercial	7,060	38.5%	12	Includes twelve loans to eleven borrowers all collateralized by various forms of real estate and business assets.
Construction	5,990	32.7%	5	Includes five loans to three borrowers all collateralized by real estate properties in various phases of construction.
Land	2,720	14.8%	5	Includes five loans to five borrowers. Loans within this category are secured by land, 1st trust deeds on fully improved commercial lots, and a second position on SFR property.
Installment loans	11	0.1%	1	Collateralized by a mobile home property.
Home equity lines of credit	320	1.7%	1	Secured by 3rd trust deed on property in Bank's primary market area.
Total non-accruing loans	$18,327	100.0%

A majority of balances on non-accrual at December 31, 2007 relate to one loan to one borrower.  After working with this particular borrower and obtaining at least six months of sustained repayments, the Bank returned this loan to accruing status during 2008.  Substantially all other balances on non-accrual status as of December 31, 2007 were charged-off during 2008.

Interest income that would have been recognized on non-accruing loans if they had performed in accordance with the terms of their respective loan agreements was approximately $0.9 million and $0.1 million at December 31, 2008 and 2007, respectively.

Non-performing loans include non-accrual loans, restructured loans and accruing loans that are 90 days or more delinquent.  At December 31, 2008, there were two loans that were 90 days or more delinquent and still accruing interest.  These balances totaled approximately $0.3 million.  There were no loans 90 days or more past due and still accruing at December 31, 2007.

The following table provides a reconciliation for the change in the balance of non-accruing loans for the year ended December 31, 2008:

	Balance	Additions to			Returns to	Transfers to OREO	Balance
	December 31,	Non-Accruing	Net		Preforming	or Foreclosed	December 31,
(dollar amounts in thousands)	2007	Balances	Paydowns	Charge-offs	Status	Collateral	2008
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	-	1,275	(11)	(555)	-	(444)	265
Home equity line of credit	-	320	-	-	-	-	320
Commercial	261	2,577	(104)	(340)	(236)	(197)	1,961
Farmland	-	-	-	-	-	-	-
Commercial
Commercial and industrial	62	11,505	(113)	(3,854)	(477)	(63)	7,060
Agriculture	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Construction
Single family residential	-	-	-	-	-	-	-
Single family residential - Spec.	-	8,916	(541)	(1,837)	-	(548)	5,990
Tract	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-
Hospitality	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Land	-	4,281	(8)	(1,434)	-	(119)	2,720
Installment loans to individuals	15	50	(4)	(20)	-	(30)	11
All other loans	-	36	-	(36)	-	-	-

Totals	$338	$28,960	$(781)	$(8,076)	$(713)	$(1,401)	$18,327

The following table provides a reconciliation for the change in the balance of loans classified as 90 days past due and still accruing for the year ended December 31, 2008:

	Balance	Additions to	Transfers to Non-		Returns to	Transfers to OREO	Balance
	December 31,	90 Day Plus	Accruing		Preforming	or Foreclosed	December 31,
(dollar amounts in thousands)	2007	Balances	Status	Charge-offs	Status	Collateral	2008
Loans 90 days deliquent or more and still accruing	$-	$441	$(93)	$-	$-	$-	$348

Total Cash and Due from Banks

Total cash and due from banks were $17.9 million and $23.3 million at December 31, 2008 and 2007, respectively.  This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  In December 2004, the Bank implemented a deposit re-classification program that enabled the Bank to reduce reserve requirements with the Federal Reserve and provide additional funds for investment.

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

The following table summarizes the balances of the Company’s other earning assets as of December 31, 2008, 2007 and 2006:

	2008		2007		2006
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank and Federal Reserve Bank stock	$5,123	8.2%	$3,045	4.1%	$2,350	5.2%
Available-for-sale investments	50,762	81.0%	47,556	64.2%	38,445	85.5%
Federal funds sold	6,650	10.6%	23,165	31.3%	3,870	8.6%
Interest bearing deposits other financial institutions	119	0.2%	330	0.4%	318	0.7%

Total other earning assets	$62,654	100.0%	$74,096	100.0%	$44,983	100.0%

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

•	Investment Securities

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At December 31, 2008 the securities portfolio had net unrealized losses, net of taxes of approximately $1.1 million.  At December 31, 2007, the securities portfolio had a net unrealized gain of $184 thousand.  The year over year decline in the fair value of the securities portfolio is primarily attributable to the extreme market turbulence the credit markets experienced during 2008, placing pressure on holdings within the portfolio.

During the third and fourth quarters of 2008, the credit markets came under significant duress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Bank’s portfolio was not completely immune to this.  Although substantially all of the Bank’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market, the inability of many consumers to meet their mortgage related obligations, and the strong need for liquidity during 2008 have, among other things, been influential in placing pressure on the prices of these types of securities.

At December 31, 2008, the balance of the investment portfolio was approximately $50.8 million or $3.2 million higher than that reported at December 31, 2007.  Although the values of certain securities within the portfolio declined in the face of considerable market turbulence, purchases the Bank made during 2008 in the approximate amount of $18.4 million, offset by principal payments, maturities and calls in the aggregate amount of $11.7 million, contributed to the overall increase in the balance of the portfolio.

As part of the 2007 acquisition of Business First, the Bank acquired five whole loan CMO securities with a remaining principle balance of approximately $4.4 million.  The Bank performed an extensive review of the underlying collateral for these securities, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. As of December 31, 2008, these securities had a remaining principal balance of approximately $3.7 million and a net unrealized loss of approximately $1.0 million.  At December 31, 2008, the Bank had a total of nine whole loan CMO holdings with a remaining principal balance of approximately $18.9 million and a net unrealized loss of approximately $2.1 million, contributing significantly to the year over year decline in the overall market value of the portfolio. The Bank continues to perform extensive analyses on the underlying tranches associated with all of these securities. By analyzing the tranche separate from the “mother” security, the Bank has determined that there is no impairment and as such, is not taking any action to write-down these securities. These investment securities continue to demonstrate cash flows as expected and the credit support component of these tranches has actually increased from the origination date.   As of December 31, 2008, Management does not believe the loss in market value of these securities is other than temporary.

The majority of the Bank’s mortgage securities, other than those discussed in the preceding paragraph were issued by:  The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.

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

The following tables provide a summary of the Company’s securities portfolio, including amortized cost and fair value as of December 31, 2008 and 2007:

		Gross	Gross
(dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Obligations of U.S. government agencies and corporations	$149	$-	$(1)	$148
Mortgage-backed securities	35,339	166	(2,102)	33,403
Obligations of state and political subdivisions	17,020	373	(291)	17,102
Other securities	109	-	-	109

Total	$52,617	$539	$(2,394)	$50,762

December 31, 2007

Obligations of U.S. government agencies and corporations	$3,674	$12	$(6)	$3,680
Mortgage-backed securities	26,793	71	(206)	26,658
Obligations of state and political subdivisions	16,667	478	(36)	17,109
Other securities	109	-	-	109

Total	$47,243	$561	$(248)	$47,556

The following table sets forth the maturity distribution of available-for-sale securities in the investments portfolio and the weighted average yield for each category at December 31, 2008:

			Weighted
	Amortized	Fair	Average
(dollar amounts in thousands)	Cost	Value	Yield
Due in one year or less	$6,845	$6,865	4.11%
Due after one year through five years	21,576	20,794	5.01%
Due after five years through ten years	16,109	15,305	5.59%
Due after ten years	8,087	7,798	4.55%

Total available-for-sale securities	$52,617	$50,762	4.99%

•	Federal Funds Sold

As of December 31, 2008, total other earning assets were approximately $11.4 million lower than that reported at December 31, 2007.  The year over year decline can be attributed in large part to a $16.5 million decline in the balance of federal funds sold.  Although the balance of federal funds sold can vary significantly from day to day as a result of many factors, including the liquidity needs of our depositors, the year over year decline is also attributable to lower deposit balances during 2008 and fewer excess funds available for short-term over night investment.

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, the average rates paid on each of these categories, and the year over year variance from 2007 to 2008:

	2008		2007		Variance		2006
		Average		Average				Average
(dollar amounts in thousands)	Balance	Rate Paid	Balance	Rate Paid	Dollar	Percent	Balance	Rate Paid
Non-interest bearing demand	$147,044	0.00%	$153,684	0.00%	$(6,640)	-4.32%	$153,005	0.00%
Interest-bearing demand	72,952	0.60%	69,558	0.45%	3,394	4.88%	45,164	0.17%
Savings	21,835	0.81%	41,599	0.90%	(19,764)	-47.51%	23,406	0.40%
Money market	173,199	1.95%	206,754	3.57%	(33,555)	-16.23%	77,540	2.70%
Time deposits	139,872	3.30%	160,692	4.77%	(20,820)	-12.96%	121,406	4.21%
Brokered funds	48,619	2.98%	12,521	5.37%	36,098	288.30%	-	0.00%

Total deposits	$603,521	1.61%	$644,808	2.40%	$(41,287)	-6.40%	$420,521	1.68%

The following table provides a maturity distribution of domestic time certificates of deposits of $100,000 and over as of December 31, 2008 and 2007:

(dollar amounts in thousands)	2008	2007

Less than 3 months	$31,876	$48,053
3 to 12 months	29,917	17,909
Over 1 year	13,318	10,004

Total	$75,111	$75,966

•	Deposits

At December 31, 2008 the Bank had 32,102 deposit accounts consisting of non-interest bearing (“demand”), interest-bearing demand and money market accounts with balances totaling $393.2 million for an average balance per account of approximately $12.3 thousand; 12,842 savings accounts with balances totaling $21.8 million for an average balance per account of approximately $1.7 thousand; and 3,620 time certificate of deposit accounts, exclusive of brokered, with balances totaling $139.9 million, for an average balance per account of approximately $38.6 thousand.

As indicated in the tables above, total deposit balances at December 31, 2008 were approximately $603.5 million.  This represents a decline of approximately $41.3 million compared to the $644.8 million reported at the end of 2007.  Lower balances of non-interest bearing demand, money market and time deposits contributed significantly to the year over year declines.

2008 presented many challenges to the Bank with respect to the gathering of core deposits.  As conditions in the credit markets and economic environment worsened, many financial institutions in severe need of liquidity began to engage in somewhat irrational deposit pricing, contributing to some run-off in core as well as non-core promotional deposit balances.  Management chose not to engage in this type of pricing and instead chose to seek funding from other sources such as the Federal Home Loan Bank (“FHLB”) and brokered deposits in an effort to not only maintain our net interest margin, but to maintain a deposit base based on customer relationship.

At December 31, 2008, the funds the Bank considers to be brokered represented approximately $48.6 million or 8.1% of total deposits.  The balance of these funds consisted of $20.1 million in time deposits and $28.5 million in money market balances.  For the year ended December 31, 2008, the weighted average rate the Bank paid for these funds was 2.98%.

Core deposits (demand, savings and money market, exclusive of brokered funds) gathered in the local communities served by the Bank continue to be the primary source of funds for loans and investments.  At December 31, 2008, core deposits represented approximately $415.0 million or 68.8% of total deposits.  This when compared to the $471.6 million balance at December 31, 2007, represents a decline of approximately $56.6 million.  The majority of the year over year decline can be attributed to run-off of promotional money market balances in favor of somewhat irrational offering rates with other financial institutions.  As previously mentioned, the Bank has chosen to pursue other sources of funding to a certain degree in light of the declines we have seen in core balances in an effort to protect the net interest margin and maintain a healthy deposit base based on relationship.

Deposit balances at December 31, 2007 were $644.8 million or approximately $224.3 million higher than that reported at December 31, 2006.  The increase in deposit balances in 2007 can be attributed to the acquisition of Business First as well as promotions the Bank engaged in during 2007 designed to attract lower cost core deposits in order to fund the strong loan growth the Bank saw during the first half of that year, as well as to pay down higher cost Federal Home Loan Bank (“FHLB”) borrowings at that time.  During 2007, money market account balances increased approximately $129.2 million.  Exclusive of the acquisition of Business First, money market accounts increased approximately $102.5 million, directly related to the Bank’s promotional activities.

•	Volatile Deposits

The table below provides a summary for deposit balances the Bank considers to be volatile as of December 31, 2008 and 2007:

		Percent of		Percent of
	December 31,	Total	December 31,	Total	Dollar
(dollar amounts in thousands)	2008	Deposits	2007	Deposits	Variance
Non-interest bearing demand	$11,193	1.9%	$15,724	2.4%	$(4,531)
Interest bearing demand	21,695	3.6%	22,884	3.5%	(1,189)
Savings deposits	196	0.0%	1,233	0.2%	(1,037)
Money market deposits	28,482	4.7%	73,151	11.3%	(44,669)

Total volatile deposits	$61,566	10.2%	$112,992	17.4%	$(51,426)

The Bank monitors the balance of various accounts that it considers to be volatile for a variety of reasons and provides this data to the Bank’s Board of Directors on a regular basis.  Accounts may be added to or removed from the volatile liability dependency report when, based on Management’s judgment, it is determined that these funds are not suitable for any form of long term investment or that risk associated with these types of funds leaving the Bank has become minimal.  Of the $61.6 million in volatile deposits reported at December 31, 2008, approximately $47.3 million or 76.8% can be attributed to four particular relationships.

The following provides a summary of the notable relationships that comprise the majority of volatile deposit balances as of December 31, 2008:

Volatile non-interest bearing demand accounts represent relationships where the depositors engage in mortgage related activities.  These balances declined approximately $4.5 million from the end of 2007.  Pressures on the mortgage industry for the majority of 2007 and 2008 have had a direct impact on the balance of these accounts.  Management and the Board of Directors of the Bank are aware that as conditions in the mortgage market change, these relationships may continue to be impacted.

The majority of interest bearing demand deposits the Bank considers to be volatile are held by two depositors one of which represents public funds.

The majority of money market deposits the Bank considers to be volatile were held by one depositor.  The year over year decline in the balance of this account contributed substantially to the year over year decline in total volatile balances within this category.  At December 31, 2007, the Bank was aware that balances associated with this one particular relationship would experience ongoing declines due to the customer’s intention to invest in other vehicles and also make tax payments.

•	Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the Federal Home Loan Bank (“FHLB”), credit lines established with correspondent banks and brokered funds.

At December 31, 2008, FHLB borrowings were $109.0 million or approximately $101.0 million higher than that reported at December 31, 2007.  The dramatic year over year increase in FHLB borrowing can be attributed to the funding of loan growth, the purchase of investment securities and the decision by Management to let higher cost deposits run-off in favor of irrational deposit pricing at other financial institutions.  At December 31, 2008, the Bank’s remaining capacity to borrow from the FHLB was approximately $68.5 million.  Additionally, on September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The letter of credit will expire in September 2009.  For additional information related to the Bank’s borrowings with the FHLB, please see Note 8. Borrowings, of the Consolidated Financial Statements filed on this Form 10-K.

In October 2007 the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million.  The note is revolving in nature for the first two years and the terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis.  At December 31, 2008, the was no outstanding balance on this line of credit. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan.  At December 31, 2008, the interest rate on the note was 3.25% and is variable and moves with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB.  In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank Regulators.  The note was renewed as an additional financing option for the Company.  The original two year note was executed in October 2003 and was originally obtained to assist with cash and capital needs for the acquisition of Hacienda Bank.

The Bank has established a credit arrangement with a correspondent bank to provide an additional source of short-term liquidity.  As of December 31, 2008, there was no outstanding balance on this line and the remaining capacity to borrow against this line was $20.0 million.  During the fourth quarter, another line of credit in the amount of $20.0 million previously with one of the Bank’s correspondent banks was temporarily suspended. Due to overall instability in the financial markets, this particular correspondent bank determined the need to re-assess all lines of credit. We are in the process of providing updated agreements and expect the line to be re-activated within the first quarter of 2009. If not, the Bank has been solicited by other correspondent banks to provide a similar credit arrangement.

The Bank has a policy in place that permits the purchase of brokered funds as a secondary source for funding. This policy permits the Bank to purchase brokered funds in an amount not to exceed 10% of total assets.  During the second quarter of 2008, the Bank purchased $30.0 million in brokered time deposits of which $20.0 million matured during the third and fourth quarters.  The Bank subsequently purchased $10.0 million during the fourth quarter.  At December 31, 2008, the balance of brokered time deposits was approximately $20.1 million or $7.5 million higher than the $12.6 million reported at December 31, 2007.

During the third quarter of 2008, the Bank entered into an agreement with an entity that works on behalf of brokerages to sell excess un-invested funds to other financial institutions seeking additional liquidity. These funds are considered brokered money market funds whose balances are subject to change.  At December 31, 2008, the Bank had approximately $28.5 million in such funding.

The Bank utilizes securities sold under repurchase agreements as an additional source of funds.  The Bank had $2.8 million in securities sold under repurchase agreements at December 31, 2008 compared to $1.9 million at December 31, 2007.

Capital

At December 31, 2008, stockholders’ equity was $70.0 million.  When compared to the $69.5 million the Company reported at December 31, 2007, this represents an increase of approximately $0.5 million.  The change in equity is attributable to 2008 net income of approximately $1.6 million, the payment of a cash dividend in the first quarter in the aggregate amount of $0.6 million, $0.4 million in proceeds from the exercise of stock options, $0.4 million related to the expensing of share-based compensation, and a $1.3 million decline in accumulated other comprehensive income during the year.

At December 31, 2007, stockholders’ equity was approximately $20.0 million higher than that reported at December 31, 2006.  Of this increase approximately $14.1 million can be attributed to the issuance of 892,724 shares of the Company’s common stock to shareholders of Business First in connection with the acquisition.

At December 31, 2008, the Company had $13.4 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities have been issued to Heritage Oaks Capital Trusts II and III.  At December 31, 2008, the Company has included $13.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 8. Borrowings, of the Consolidated Financial Statements filed on this Form 10-K.

As previously mentioned, on January 9, 2009, the Company received preliminary approval to participate in the U.S. Treasury’s CPP.  Under the terms of the program, the Company will sell $21.0 million in Senior Preferred Stock to the U.S. Treasury.  The Company will also issue warrants to the U.S. Treasury to purchase shares of our common stock in an amount equal to 15% of the preferred issuance.  The Company anticipates all funds from the preferred issuance to qualify as Tier I capital.  For more information on the Company’s participation in the U.S. Treasury’s CPP, see Note 24. Subsequent Events, of the Consolidated Financial Statements filed on this Form 10-K.

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

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by any goodwill a bank may have) by the total assets of the Bank.  In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the Bank.  Risk-weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).  The Total Risk Based Capital Ratio, again, uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2008 and 2007:

	Regulatory Standard		December 31, 2008		December 31, 2007
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	8.90%	8.66%	9.60%	9.02%
Tier I capital to risk weighted assets	4.00%	6.00%	9.37%	9.10%	10.08%	9.43%
Total risk based capital to risk weighted assets	8.00%	10.00%	10.62%	10.36%	11.04%	10.40%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At December 31, 2008, these credit lines totaled $20.0 million and the Bank had no borrowings against those lines.  As previously mentioned, the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $68.5 million at December 31, 2008.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments.  The majority of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of December 31,2008, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.

As previously mentioned, a line of credit in the amount of $20.0 million with one of the Bank’s correspondent banks was temporarily suspended due to the instability of the financial markets during the fourth quarter.  This particular correspondent bank determined it needed to re-assess all lines of credit extended to other banks.  The Bank is in the process of providing updated agreements and expects the line to be re-activated within the first quarter of 2009.  If not, the Bank has been solicited by other correspondent banks to provide a similar credit arrangement.

The following table provides a summary of the remaining borrowing capacity the Company has with various secondary liquidity sources as of December 31, 2008:

(dollar amounts in thousands)	December 31, 2008
Federal Home Loan Bank remaining borrowing capacity	$68,538
Correspondent bank credit arrangements	20,000
Brokered funds availability	35,489
Revolving line of credit - Holding Company	3,500

Total available secondary liquidity source	$127,527

The following table provides additional information regarding the Company’s liquidity as of December 31, 2008:

(dollar amounts in thousands)	December 31, 2008
Total cash and due from	$17,921
Federal funds sold	6,650
Unencumbered available for sale investments	7,403
Loans held for sale	7,939
Total available secondary funding	127,527

Total liquid assets and available funding	$167,440

Total deposits and other borrowing	$715,317

Ratio of liquid assets and available funding to total deposits and other borrowings	23.4%

During 2008, the financial markets proved to be challenging for many financial institutions, including the Bank.  As a result of these challenging market conditions, many banks experienced considerable liquidity constraints, increases in the cost of certain types of borrowing, and increased pressures on deposit pricing in efforts to retain core funding balances.  Although the Bank did not experience any significant liquidity constraints during 2008, extremely competitive deposit pricing at other financial institutions in severe need of liquidity have posed significant challenges to the Bank in our effort to attract and retain core deposits.  However, the Bank believes its considerable availability of secondary funding sources combined with its ability to re-price deposits, if so needed, provides ample liquidity to continue to meet the needs of its depositors, investors and borrowers.

At December 31, 2008, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 6.79% compared to 9.59% in 2007.  The ratio of net loans to deposits (“LTD”), another key liquidity ratio, was 110.7% at December 31, 2008 compared to 93.9% at December 31, 2007 both of which are and were within the Bank’s policy guidelines. While the Bank still provides the majority of loan funding with core deposits, due to the highly competitive nature of deposit gathering and given the current economic environment, the Bank has found it necessary to rely on borrowed funds from time to time.  With the banking industry’s common use of alternative funding sources, i.e. FHLB borrowing, the Bank implemented a tracking ratio of Loan-to-Funding (“LTF”) in 2006.  This ratio is calculated by dividing gross loans by the sum of total deposits and alternative funding sources both available and used.  At December 31, 2008 and 2007, the LTF ratio was 87.2% and 80.6%.  The Bank’s key focus has been and remains to increase core deposits and minimize alternative funding sources.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies Management considers to be significant are disclosed in Note 1 of the Consolidated Financial Statements filed on this Form 10-K.  Our most complex accounting policies require Management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.

The following is a brief listing of our current accounting policies involving significant Management valuation judgments:

•	Investment Securities
•	Loans and Interest on Loans
•	Other Real Estate Owned
•	Loans Held for Sale
•	Allowance for Loan Losses
•	Property, Premises and Equipment
•	Goodwill and Other Intangible Assets
•	Income Taxes
•	Deferred Tax Assets
•	Advertising Costs
•	Supplemental Employee Compensation Benefits Agreements

As mentioned, please see Note 1 of the Consolidated Financial Statements filed on this Form 10-K for a more detailed discussion regarding the Company’s critical accounting policies.  Additionally, this discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this report.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities

In the ordinary course of business, the Company may enter into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The following table provides a summary for the Company’s long-term debt and other obligations as of December 31, 2008 and 2007:

	Less Than	One To Three	Three To Five	More Than	December 31,	December 31,
(dollar amounts in thousands)	One Year	Years	Years	Five Years	2008	2007

Long-term debt obligations and other borrowings	$99,000	$10,000	$-	$13,403	$122,403	$21,403
Operating lease obligations	2,150	5,199	1,115	7,837	16,301	16,873

Total long-term debt and other obligations	$101,150	$15,199	$1,115	$21,240	$138,704	$38,276

As disclosed in Note 10 to the Consolidated Financial Statements, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $18.5 million at December 31, 2008, $1.9 million higher than the $16.6 million reported at the end of 2007.  Additionally, at December 31, 2008 and 2007 the Company had un-disbursed loan commitments, also made in the ordinary course of business, totaling approximately $200.2 million and $245.9 million, respectively.  The Company has an allowance for losses-unfunded commitments totaling $236 thousand at December 31, 2008, to cover losses inherent in its letter of credit accommodations and un-disbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

As disclosed in Note 15 of the Consolidated Financial Statements filed on this Form 10-K, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms.  These loans totaled $28.5 million and $18.3 million at the end of 2008 and 2007, respectively.

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

The fundamental objective behind the management of the Company’s assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable.  Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates.  The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.  The Company is subject to interest rate risk to the degree that its interest-earning assets re-price differently than its interest-bearing liabilities.  The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity and coordinating its sources and uses of funds.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly.  The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon.  This exercise is valuable in identifying risk exposures.  The results for the Company’s December 31, 2008 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease are within the Company’s policy guidelines for such changes.

	Rate Shock Scenarios
(dollar amounts in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$37,858	$39,270	$40,451	$41,602	$42,866

$ Change from base	$(2,593)	$(1,181)	$-	$1,151	$2,415

% Change from base	-6.41%	-2.92%	0.00%	2.85%	5.97%

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

The following table provides a summary of the loans the Bank can expect to see come off their floors if the prime rate were to increase by the amounts presented as of December 31, 2008:

	Move in Prime Rate (bps)
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$4,128	$10,108	$37,124	$90,642
Variable other than daily	-	-	23,046	63,342

Cumulative total variable at floor	$4,128	$10,108	$60,170	$153,984

As evidenced in the table above, the Bank can expect to see approximately $154.0 million in loans come off their floors if the prime rate were to increase by 350 basis points as of December 31, 2008.

The following table provides a summary for loans that currently possess a fixed rate or are at their floors as of December 31, 2008:

		Percent of
(dollar amounts in thousands)	Balances	Gross Loans
Fixed rate	$145,214	21.4%
Variable daily - floor	176,764	25.6%
Variable other than daily - floor	83,079	12.2%

Total fixed / floor	$405,057	59.2%

As evidenced in the table above, approximately $405.1 million or 59.2% of loans in the portfolio are either fixed or at their floor.

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

Item 8.  Financial Statements and Supplementary Data

Heritage Oaks Bancorp and Subsidiaries

Management's Assessment of Internal Control Over Financial Reporting	60

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	61

Report of Independent Registered Public Accounting Firm	62

Consolidated Financial Statements:

Consolidated Balance Sheets
As of December 31, 2008 and 2007	63

Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006	64

Consolidated Statements of Stockholders' Equity
As of December 31, 2008, 2007 and 2006	65

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006	66

Notes to Consolidated Financial Statements	68

The following un-audited supplementary financial data is included in this Annual Report on Form 10-K:
Quarterly Financial Information	103

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2008.  The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

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
Paso Robles, California

We have audited Heritage Oaks Bancorp and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the three years in the period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those financial statements.

/s/Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 6, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 6, 2009

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands)	2008	2007

Assets
Cash and due from banks	$17,921	$23,254
Federal funds sold	6,650	23,165
Total cash and cash equivalents	24,571	46,419

Interest-bearing deposits with other financial institutions	119	330
Investment securities, available-for-sale	50,762	47,556
Federal Home Loan Bank stock, at cost	5,123	3,045
Loans held for sale	7,939	902
Loans, net of deferred fees of $1,701 and $1,732 and allowance for loan loss of $10,412 and $6,143 at December 31, 2008 and 2007, respectively	668,034	605,342
Property premises and equipment, net	6,827	6,390
Net deferred tax asset	7,708	5,290
Bank owned life insurance	10,737	9,923
Goodwill	11,049	10,911
Core deposit intangible	3,691	4,551
Other real estate owned	1,337	-
Other assets	7,691	4,895

Total assets	$805,588	$745,554

Liabilities
Deposits:
Demand, non-interest bearing	$147,044	$153,684
Savings, NOW and money market deposits	296,488	317,911
Time deposits of $100 or more	75,111	75,966
Time deposits under $100	84,878	97,247
Total deposits	603,521	644,808

Short term FHLB borrowing	99,000	-
Long term FHLB borrowing	10,000	8,000
Securities sold under agreement to repurchase	2,796	1,936
Junior subordinated debentures	13,403	13,403
Other liabilities	6,835	7,957

Total liabilities	735,555	676,104

Commitments and contingencies (Notes 5 and 10)	-	-

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized; 7,753,078 and 7,683,829 shares issued and outstanding for 2008 and 2007, respectively	48,649	43,996
Additional paid in capital	1,055	672
Retained earnings	21,420	24,598
Accumulated other comprehensive income/loss, net of tax of $763 and $129 in 2008 and 2007, respectively	(1,091)	184

Total stockholders' equity	70,033	69,450

Total liabilities and stockholders' equity	$805,588	$745,554

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
(dollar amounts in thousands except per share data)	2008	2007	2006

Interest Income
Interest and fees on loans	$47,038	$42,425	$33,897
Interest on investment securities:
Obligations of U.S. government agencies	1,970	1,042	1,083
Obligations of state and political subdivisions	741	710	702
Interest on time deposits with other banks	8	8	9
Interest on federal funds sold	140	785	539
Interest on other securities	253	204	142

Total interest income	50,150	45,174	36,372

Interest Expense
Interest on savings, NOW and money market deposits	4,375	4,911	2,497
Interest on time deposits in denominations of $100 or more	2,436	2,046	626
Interest on time deposits under $100	2,892	4,914	3,845
Other borrowings	2,861	2,880	2,348

Total interest expense	12,564	14,751	9,316

Net interest income before provision for possible loan losses	37,586	30,423	27,056

Provision for possible loan losses	12,215	660	600

Net interest income after provision for possible loan losses	25,371	29,763	26,456

Non-Interest Income
Fees and service charges	3,284	2,774	2,427
Investment securities gain, net	37	6	9
Gain on sale of SBA loans, net	-	36	19
Loss on sale of premises, net	-	-	(38)
Other	2,885	2,533	2,535

Total non-interest income	6,206	5,349	4,952

Non-Interest Expenses
Salaries and employee benefits	15,561	13,501	11,573
Equipment	1,404	1,089	868
Occupancy	3,138	2,292	1,739
Other	9,331	7,026	6,775

Total non-interest expenses	29,434	23,908	20,955

Income before provision for income taxes	2,143	11,204	10,453

Provision for income taxes	497	4,287	3,791

Net income	$1,646	$6,917	$6,662

Earnings Per Share
Basic	$0.22	$0.99	$1.00
Diluted	$0.21	$0.96	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

						Accumulated
	Common Stock		Additional			Other	Total
	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollar amounts in thousands)	Shares	Amount	Capital	Income	Earnings	Income/(loss)	Equity

Balance, December 31, 2005	6,231,982	$29,255	$-		$15,748	$(158)	$44,845

Exercise of stock options (including $365 tax benefit from exercise of stock options)	87,607	712					712
Cash dividends paid during 2006					(2,601)		(2,601)
Share-based compensation expense		-	336				336
Issuance of restricted share awards	66,050
Stock repurchases	(40,000)	(720)					(720)
Comprehensive income:
Net income				$6,662	6,662		6,662
Unrealized security holding gains (net of $155 tax)				233		233	233
Less reclassification adjustments for gains (net of $4 tax)				5		5	5

Total comprehensive income				$6,900

Balance, December 31, 2006	6,345,639	$29,247	$336		$19,809	$80	$49,472

Exercise of stock options (including $446 tax benefit from exercise of stock options)	135,330	887	(25)				862
Cash dividends paid during 2007					(2,128)		(2,128)
Share-based compensation expense			361				361
Issuance of restricted share awards	1,500
Retirement of restricted share awards	(1,250)
Stock repurchases	(13,500)	(215)					(215)
Common stock issued in connection with acquisition of Business First National Bank	850,213	14,077					14,077
Comprehensive income:
Net income				$6,917	6,917		6,917
Unrealized security holding gains (net of $76 tax)				104		104	104

Total comprehensive income				$7,021

Balance, December 31, 2007	7,317,932	$43,996	$672		$24,598	$184	$69,450

Exercise of stock options (including $115 tax benefit from exercise of stock options)	74,706	420					420
5% stock dividend distributed May 16, 2008	366,294	4,233			(4,233)		-
Cash paid in lieu of fractional shares					(5)		(5)
Cash dividends paid during 2008					(586)		(586)
Share-based compensation expense			383				383
Issuance of restricted share awards	1,050
Retirement of restricted share awards	(6,904)
Comprehensive income:
Net income				$1,646	1,646		1,646
Unrealized security holding losses (net of $892 tax benefit)				(1,297)		(1,297)	(1,297)
Realized gains on sale of securities (net of $15 tax)				22		22	22

Total comprehensive income				$371

Balance, December 31, 2008	7,753,078	$48,649	$1,055		$21,420	$(1,091)	$70,033
The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(dollar amounts in thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$1,646	$6,917	$6,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,092	984	958
Provision for possible loan losses	12,215	660	600
Amortization of premiums / discounts on investment securities, net	(148)	(78)	(17)
Amortization of intangible assets	860	393	300
Share-based compensation expense	383	361	336
Federal Home Loan Bank dividends received	(209)	(145)	(97)
Gain on sale of available-for-sale securities	(37)	(6)	(9)
(Increase) / decrease in loans held for sale	(7,037)	862	1,628
Net increase in bank owned life insurance	(414)	(378)	(343)
Increase in deferred tax asset	(1,526)	(2,746)	(220)
Increase in other assets	(4,221)	(183)	(727)
Loss on sale of property, premises and equipment, net	-	-	38
(Decrease) / increase in other liabilities	(1,007)	697	158
Excess tax benefit related to share-based compensation expense	(115)	(446)	(365)

Net cash provided by operating activities	1,482	6,892	8,902

Cash flows from investing activities:
Maturities of time deposits with other banks	211	-	(20)
Purchase of securities, available-for-sale	(18,417)	(1,103)	(1,190)
Sale of available-for-sale securities	1,537	-
Maturities and call of available-for-sale securities	2,210	738	500
Proceeds from principal reductions and maturities of available-for-sale of mortgage-backed securities	9,482	5,450	7,071
Redemption of Federal Reserve Bank stock	-	361	-
Purchase of Federal Home Loan Bank stock	(1,869)	-	(368)
Sale of Federal Home Loan Bank stock	-	282	-
Increase in loans, net	(75,037)	(46,217)	(77,403)
Allowance for loan and lease loss recoveries	130	270	161
Purchase of property, premises and equipment, net	(1,579)	(723)	(3,672)
Proceeds from sale of property, premises and equipment	-	12,810	-
Purchase of bank owned life insurance	(400)	(110)	(1,386)
Increase in cash from acquisition of Business First National Bank	-	12,467	-

Net cash used in investing activities	(83,732)	(15,775)	(76,307)

Cash flows from financing activities:
(Decrease) / increase in deposits, net	(41,287)	90,868	2,724
Proceeds from Federal Home Loan Bank borrowing	380,000	40,000	80,000
Repayments of Federal Home Loan Bank borrowing	(279,000)	(94,598)	(40,000)
Increase / (decrease) in repurchase agreements	860	572	(2,483)
Net (decrease) / increase in junior subordinated debentures	-	(3,093)	8,248
Excess tax benefit related to share-based compensation expense	115	446	365
Repurchase of common stock	-	(215)	(720)
Proceeds from exercise of stock options	305	416	347
Cash paid in lieu of fractional shares	(5)	-	-
Cash dividends paid	(586)	(2,128)	(2,601)

Net cash provided by financing activities	60,402	32,268	45,880

Net (decrease) / increase in cash and cash equivalents	(21,848)	23,385	(21,525)

Cash and cash equivalents, beginning of year	46,419	23,034	44,559

Cash and cash equivalents, end of year	$24,571	$46,419	$23,034

Supplemental Cash Flow Disclosures

Cash Flow Information
Interest paid	$12,630	$14,848	$8,976
Income taxes paid	$3,915	$6,856	$3,670

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$(2,167)	$180	$397
Loans transferred to OREO or foreclosed collateral	$1,401	$-	$-

Net change in assets and liabilities due to acquisition of Business First
Increase in interest-bearing deposits with other financial institutions	$-	$12	$-
Increase in investments	$-	$13,872	$-
Increase in Federal Home Loan Bank stock	$-	$1,193	$-
Increase in property premises and equipment	$-	$1,467	$-
Increase in goodwill and other intangible assets	$-	$9,844	$-
Increase in net loans	$-	$120,778	$-
Increase in other assets	$-	$837	$-
Increase in demand, money market, and savings accounts	$-	$99,074	$-
Increase in time certificates of deposit	$-	$34,345	$-
Increase in other borrowings	$-	$12,598	$-
Increase in other liabilities	$-	$376	$-

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Heritage Oaks Bancorp (“the Company”) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

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

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for losses on loans and foreclosed real estate, Management obtains independent appraisals for significant properties.

While Management uses available information to recognize losses on loans and foreclosed real estate and collateral, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for losses on loans and foreclosed real estate may change.

Cash and Due from Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank is in compliance with the reserve requirements as of December 31, 2008.  The Company maintains amounts due from banks that exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, federal funds sold and money market funds.  Generally, federal funds are sold for one-day periods.

Investment Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities,  securities  are classified in three categories and accounted for as follows:  debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.  The fair values of most securities that are designated available for sale are based on quoted market prices.  If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Gains or losses on sales of investment securities are determined on the specific identification method.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

Declines in the fair values of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of individual securities to their fair value.  The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, Management considers: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Bank to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, current cash flows, credit enhancements, loan-to-values, credit scores, delinquency and default rates.

Loans and Interest on Loans

Loans receivable that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs of specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment in yield of the related loan.

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

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”).  OREO is originally recorded in the Company’s financial statements at fair value less any estimated costs to sell.  When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Company measures the fair value of the property acquired against its recorded investment in the loan.  If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses.  Any subsequent fluctuations in the fair value of OREO are recorded against a valuation allowance for foreclosed assets, established through a charge to non-interest expense.  All related operating or maintenance costs are charged to non-interest expense as incurred.  Any subsequent gains or losses on the sale of OREO are recorded in other income or expense as incurred.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or market value, which is determined by the specified value in the commitments.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to expense.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in Management's judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on Management's evaluation of the collectibility of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by a provision for loan losses, which is charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, Management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

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

As mentioned, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Property, Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Goodwill and Intangible Assets

The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions.  The Company has paid premiums on these acquisitions, and such premiums are recorded as intangible assets, in the form of goodwill or core deposit intangible assets.

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired.  In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company is required to test goodwill for impairment.  The Company’s assessment at December 31, 2008, pursuant to its Goodwill Impairment Testing Policy, was performed with the assistance of an independent third party and resulted in no impairment.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions.  Core deposit intangibles are amortized over a period of six to ten years.

Intangibles are evaluated periodically for impairment.  This evaluation involves estimating cash flows for future periods.  If the future cash flows were found to be materially less than the recorded balances of goodwill and other intangible assets, the net book value of the intangible would be written down, through a charge to earnings, to the net estimated recoverable value.

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

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove nonexistent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.  See also Note 9 Income Taxes, of these Consolidated Financial Statements for additional information related to deferred income taxes.

Supplemental Employee Compensation Benefits Agreements

The Company has entered into supplemental employee compensation benefits agreements with certain executive and senior officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels.  Should these estimates prove materially wrong, we could incur additional or reduced expense to provide these benefits.

Disclosure about Fair Value of Financial Instruments

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

Reclassifications

Certain amounts in the 2006 and 2007 financial statements have been reclassified to conform to the 2008 presentation.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, compensation expense was recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. No share-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement 123.” We adopted SFAS No. 123(R) under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123(R).  Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.  The Company will continue to use straight-line recognition of expenses for awards with graded vesting.

In March 2005, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies.  The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).  See also Note 14 of the Consolidated Financial Statements for additional information related to share-based compensation.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The FSP affects entities that accrue cash dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and provides that the tax effects from an uncertain tax position be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained in audit by the taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48.  Management believes that all tax positions taken as of December 31, 2008 are highly certain and, accordingly, no accounting adjustments have been made to the financial statements.

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

In February 2007, the FASB issued SFAS No. 159,“Establishing the Fair Value Option for Financial Assets and Liabilities.” The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure certain eligible financial instruments at their fair values and as a result the adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009.  The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings.  Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company must adopt SFAS No. 160 no later than January 1, 2009.  The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for fiscal and interim periods after November 15, 2008 with earlier adoption encouraged. Disclosures will not be required retrospectively to prior reporting periods. The Company has elected to adopt SFAS No. 161 effective January 1, 2009. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurements as of December 31, 2008.

Note 2.  Investment Securities

At December 31, 2008 and 2007, the investment securities portfolio was comprised solely of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value adjusted for amortization of premiums and accretions of discounts.

The tables below set forth the fair values of investment securities available-for-sale at December 31, 2008 and 2007:

		Gross	Gross
(dollar amounts in thousands)	Amortized	Unrealized	Unrealized
As of December 31, 2008	Cost	Gains	Losses	Fair Value
Obligations of U.S. Government agencies and corporations	$149	$-	$(1)	$148
Mortgage-backed securities	35,339	166	(2,102)	33,403
Obligations of state and political subdivisions	17,020	373	(291)	17,102
Other securities	109	-	-	109

Total	$52,617	$539	$(2,394)	$50,762

As of December 31, 2007
Obligations of U.S. Government agencies and corporations	$3,674	$12	$(6)	$3,680
Mortgage-backed securities	26,793	71	(206)	26,658
Obligations of state and political subdivisions	16,667	478	(36)	17,109
Other securities	109	-	-	109

Total	$47,243	$561	$(248)	$47,556

The amortized cost and fair values of investment securities available-for-sale at December 31, 2008 and 2007, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008		2007
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Due one year or less	$6,845	$6,865	$7,737	$7,704
Due after one year through five years	21,576	20,794	21,993	22,005
Due after five years through ten years	16,109	15,305	8,689	8,856
Due after ten years	8,087	7,798	8,824	8,991

Total securities	$52,617	$50,762	$47,243	$47,556

During 2008, the Company sold $1.5 million of available for sale investments and recognized gross gains in the approximate amount of $37 thousand.  For the years ended December 31, 2007 and 2006, the Company reported gross gains from the sale and maturity of available for sale investments in the approximate amounts of $6 thousand and $9 thousand, respectively.

Securities having a carrying value and a fair value of approximately $43.5 million and $33.5 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes as required by law.

Those investment securities available for sale which have an unrealized loss position at December 31, 2008 and 2007 are detailed below:

	Securities In A Loss Position		Securities In A Loss Position
	For Less Than Twelve Months		For Twelve Months or More		Total
(dollar amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2008	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$94	$-	$54	$(1)	$148	$(1)
Mortgage-backed securities	17,781	(1,993)	3,690	(109)	21,471	(2,102)
Obligations of state and political subdivisions	6,804	(291)	-	-	6,804	(291)
Other securities	-	-	-	-	-	-

Total	$24,679	$(2,284)	$3,744	$(110)	$28,423	$(2,394)

As of December 31, 2007
Obligations of U.S. Government agencies and corporations	$1,497	$(3)	$171	$(3)	$1,668	$(6)
Mortgage-backed securities	6,160	(44)	12,463	(162)	18,623	(206)
Obligations of state and political subdivisions	2,104	(30)	527	(6)	2,631	(36)
Other securities	-	-	-	-	-	-

Total	$9,761	$(77)	$13,161	$(171)	$22,922	$(248)

There are ten securities that have been in a loss position for twelve months or longer as of December 31, 2008, compared to sixteen as of December 31, 2007.  These unrealized losses can be attributed in part to the unrest we have seen in the credit markets during 2008.

Management periodically evaluates investments in the portfolio for other than temporary impairment and more specifically when conditions warrant such an evaluation.  When evaluating whether impairment is other then temporary, Management considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Bank to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, current cash flows, credit enhancements, loan-to-values, credit scores, delinquency and default rates.

As the Company has the ability to hold these securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2008.

Note 3.  Loans

The following table sets forth the balance for each major loan category as of December 31, 2008 and 2007:

	December 31,
(dollar amounts in thousands)	2008	2007
Real Estate Secured
Multi-family residential	$16,206	$12,779
Residential 1 to 4 family	23,910	24,326
Home equity line of credit	26,409	17,470
Commercial	285,631	274,266
Farmland	10,723	11,557
Commercial
Commercial and industrial	157,674	134,178
Agriculture	13,744	11,367
Other	620	535
Construction
Single family residential	11,414	10,239
Single family residential - Spec.	15,395	18,718
Tract	2,431	1,664
Multi-family	5,808	9,054
Hospitality	18,630	16,784
Commercial	21,484	30,677
Land	61,681	31,064
Installment loans to individuals	7,851	7,977
All other loans (including overdrafts)	536	562

Total loans, gross	680,147	613,217

Deferred loan fees	1,701	1,732
Reserve for possible loan losses	10,412	6,143

Total loans, net	$668,034	$605,342

Loans held for sale	7,939	$902

Concentration of Credit Risk

At December 31, 2008 and 2007, approximately $499.7 million and $458.6 million of the Bank’s loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties San Luis Obispo and Santa Barbara.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others was $20.5 million, $18.2 million and $7.5 million at December 31, 2008, 2007 and 2006, respectively.

The Bank also originates Small Business Administration (“SBA”) loans for sale to governmental agencies and institutional investors.  At December 31, 2008 and 2007, the unpaid principal balance of SBA loans serviced for others totaled $1.5 million and $2.0 million, respectively.  The Company did not recognize gains from the sale of SBA loans in 2008, however gains on sales were recorded in the amounts of $36 thousand and $19 thousand for the years ended December 31, 2007 and 2006, respectively.

Impaired Loans

The following provides a summary of the Bank’s investment in impaired loans, the corresponding valuation allowance for such loans, and income recognized thereon as of December 31, 2008, 2007 and 2006:

	December 31,
(dollar amounts in thousands)	2008	2007	2006
Impaired loans with a valuation allowance	$1,091	$62	$-
Impaired loans without a valuation allowance	17,236	276	55

Total impaired loans	$18,327	$338	$55

Valuation allowance related to impaired loans	$206	$31	$-
Average recorded investment in impaired loans	$13,919	$419	$131
Cash receipts applied to reduce principal balance	$1,638	$151	$273
Interest income recognized from cash payments	$-	$-	$-

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowances reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, valuation allowances the Bank has recorded were determined on a loan-by-loan basis.

Non-accruing loans totaled approximately $18.3 million and $0.3 million at December 31, 2008 and 2007, respectively.  As of December 31, 2008 and 2007, all loans on non-accrual were classified as impaired.  If interest on non-accruing loans had been recognized at the original interest rates, interest income would have increased $0.9 million, $0.1 million, and $0.1 million, in 2008, 2007, and 2006, respectively.

At December 31, 2008 there were two loans in the aggregate amount of $0.3 million that were 90 days or more past due and still accruing.  There were no loans 90 days or more past due and still accruing interest at December 31, 2007.  Additionally, there were and no loans classified as troubled debt restructurings as of December 31, 2008 and 2007.

Note 4.  Allowance for Loan Losses

The following table provides a summary of the activity within the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
(dollar amounts in thousands)	2008	2007	2006
Balance, beginning of year	$6,143	$4,081	$3,881
Additions charged to operating expense	12,215	660	600
Loans charged off	(8,076)	(249)	(561)
Recoveries of loans previously charged off	130	270	161
Credit from purchase of Business First National Bank	-	1,381	-

Balance, end of year	$10,412	$6,143	$4,081

Note 5.  Property, Premises and Equipment

At December 31, 2008 and 2007, property, premises and equipment consisted of the following:

	December 31,
(dollar amounts in thousands)	2008	2007
Land	$1,242	$1,245
Furniture and equipment	8,394	7,684
Building and improvements	5,941	5,179
Construction in progress	202	176

Total cost	15,779	14,284

Less: accumulated depreciation and amortization	8,952	7,894

Total property, premises and equipment	$6,827	$6,390

During 2003, the Bank purchased land for future development of a Paso Robles, California administrative facility for approximately $1.1 million.  Construction was completed and the Bank moved into the facility in June 2006.  In the second quarter of 2007, the Bank sold this facility and three other branches to First States Group, L.P. in a sale lease-back transaction for approximately $12.8 million.  The Bank subsequently entered into four separate lease agreements with First States Investors, LLC to lease back the three branches and administrative facility for a period of 15 years with the option to renew for two 10 year terms.  Each of the four leases are subject to an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term.  The sale of these properties resulted in a gain of approximately $3.4 million that the Bank will recognize over a period of 15 years in accordance with SFAS No. 13 “Accounting for Leases.”  For the years ended December 31, 2008 and 2007 the Bank made payments in the aggregate amount of $922 thousand and $448 thousand, respectively to lease these facilities.  Additionally, the Bank recognized approximately $227 thousand and $114 thousand of the deferred gain on sale during the years ended December 31, 2008 and 2007, respectively.  The recognition of these gains is reflected in the Company’s operating results for the periods mentioned as credits to occupancy expense.

In addition to the lease agreements mentioned in the preceding paragraph, the Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022.  See Note 10, Commitments and Contingencies of these Consolidated Financial Statements for a more detailed discussion regarding the Company’s operating lease obligations.

Note 6.  Intangible Assets

Goodwill

The balance of goodwill at December 31, 2008 was approximately $11.0 million.  This when compared to the $10.9 million reported at December 31, 2008, represents an increase of approximately $0.1 million.

Core Deposit Intangible (“CDI”)

Intangible assets consisted of core deposit intangibles subject to amortization.  Amortizations for 2008, 2007 and 2006 were $0.9 million, $0.4 million and $0.3 million, respectively.  In October 2007, the Company recorded approximately $3.8 million in CDI related to core deposits it obtained in the acquisition of Business First.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of core deposit intangibles and provides an estimate for future amortization as of December 31, 2008:

	Gross Carrying	Accumulated	Net Carrying
(dollar amounts in thousands)	Amount	Amortization	Amount
Core deposit intangible	$6,320	$(2,629)	$3,691

	Beginning	Estimated	Ending
Period	Balance	Amortization	Balance
Year 2009	$3,691	$(1,049)	$2,642
Year 2010	$2,642	$(514)	$2,128
Year 2011	$2,128	$(653)	$1,475
Year 2012	$1,475	$(757)	$718
Year 2013	$718	$(718)	$-

Note 7.  Time Deposit Liabilities

The following table provides a summary for the maturity of the Bank’s time certificates of deposit as of December 31, 2008:

	Amount Due
(dollar amounts in thousands)	2009	2010	2011	2012	2013	Total
Time certificates of deposit	$140,276	$15,909	$3,044	$587	$173	$159,989

As of December 31, 2008 brokered time deposits in the approximate amount of $20.1 million were reflected in the table above.  Of these balances, approximately $10.0 million will mature in 2009, approximately $7.5 million will mature in 2010 and approximately $2.5 million will mature in 2011.

Note 8.  Borrowings

The Bank has several sources from which it may obtain borrowed funds, including two sources that it considers primary in obtaining secondary funding, Federal Funds purchased through arrangements it has established with correspondent banks and advances from the Federal Home Loan Bank.  Borrowing is obtained for a variety of reasons including daily liquidity needs and balance sheet growth.  The following provides a summary of the borrowing available to the Bank and Company as well borrowings that were outstanding as of December 31, 2008:

Federal Funds Purchased

The Bank has borrowing lines with correspondent banks totaling $20.0 million as of December 31, 2008.  As of December 31, 2008 there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank Advances

As previously mentioned, the Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”).  At December 31, 2008, the Bank had the following borrowings with the FHLB, the majority of which are collateralized by loans.

(dollar amounts in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$10,000	0.05%	Variable	Overnight
40,000	0.08%	Variable	Overnight
10,000	2.85%	Fixed	1/26/09
10,000	2.60%	Fixed	2/6/09
4,000	4.93%	Fixed	2/27/09
25,000	0.82%	Adjustable	6/22/09
10,000	2.89%	Fixed	9/16/10

$109,000	1.17%

At December 31, 2008 approximately $455.6 million in loans and securities were pledged as collateral to the FHLB for the borrowings presented in the table above.  Additionally, the Bank has an $11.4 million letter of credit with the FHLB secured by loans.  At December 31, 2008, the Bank had a remaining borrowing capacity with existing collateral of approximately $68.5 million secured by loans and securities.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  At December 31, 2008 and 2007, the Bank had $2.8 million and $1.9 million in securities sold under agreements to repurchase.  Interest expense recorded related to these borrowings was $46 thousand, $91 thousand, and $88 thousand for the years ended December 31, 2008, 2007, and 2006, respectively.  The carrying value of underlying securities provided as collateral for these transactions was $4.4 million at December 31, 2008 and 2007, respectively.

Notes Payable

On October 10, 2007, the Company renewed a revolving line of credit in the amount of $3.5 million through Pacific Coast Bankers Bank (“PCBB”).  The line is secured by 51% of the outstanding shares of the Bank’s stock.  The line bears interest at the Wall Street Journal prime rate with interest payments due quarterly.  The line is scheduled to mature on October 10, 2009 at which time the line converts to an eight-year term loan maturing on October 10, 2017 with principal and interest payments due quarterly.  Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of the inter-company debt and existing debt without prior written consent of PCBB.  In addition, the Bank must be “well” capitalized on an on-going basis as defined by our Regulators.  At December 31, 2008 and 2007, there were no outstanding balances on this line.

Junior Subordinated Debentures

On October 27, 2006 the Company issued $8.2 million of Floating Rate Junior Subordinated Debt Securities to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debentures are subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the issuance of these securities for general corporate purposes, which include among other things, capital contributions to the Bank, investments, payment of dividends, and repurchases of our common stock.

On April 23, 2007, the Company redeemed all of the Floating Rate Junior Subordinated Debt Securities it held associated with Heritage Oaks Capital Trust I, a wholly owned subsidiary of Heritage Oaks Bancorp.  The redemption price was 100% of the principal amount redeemed plus accrued and unpaid interest as of the redemption date.  The Company paid $0.4 million for the standard interest payment due in April 2007, plus a payment of $8.2 million for the principal amount to be redeemed on that date.  These amounts were funded from the Company’s general corporate reserves.  As a result of the redemption of the securities associated with Heritage Oaks Capital Trust I, the Trust was dissolved on June 1, 2007.

On September 20, 2007, the Company issued $5.2 million of Junior Subordinated Deferrable Interest Debentures to Heritage Oaks Capital Trust III (“Trust III”), a statutory trust created under the laws of the State of Delaware.  These debentures issued to Trust III are subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.

At December 31, 2008, the Company had a total of $13.4 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding, issued to Heritage Oaks Capital Trusts II and III.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Heritage Oaks Capital Trusts II and III, totaling $248 thousand and $155 thousand, respectively.  The balance of the equity of Heritage Oaks Capital Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Heritage Oaks Capital Trusts II and III is payable quarterly at a variable rate of 3-month LIBOR plus 1.71% and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trusts II and III as of December 31, 2008:

	Amount	Current	Issue	Scheduled	Call
(dollar amounts in thousands)	Borrowed	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	5.60%	27-Oct-06	Aug-37	Nov-11	Varibale 3-month LIBOR + 1.71%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Borrowings	$13,403	6.10%

The Company has the right under the indentures to defer interest payments for a period not to exceed twenty consecutive quarterly periods (each an “Extension Period”) provided that no extension period may extend beyond the maturity of the debt securities.  If the Company elects to defer interest payments pursuant to terms of the agreements, then the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company’s capital stock, or (ii) make any payment of principal or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the Debt Securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock.  The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) the Company is not allowed to consolidate Heritage Oaks Capital Trusts II and III into the Company’s financial statements.  Prior to the issuance of FIN 46, Bank holding companies typically consolidated these entities.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company's Junior Subordinated Debentures as Tier I capital for regulatory purposes.  As of December 31, 2008, the Company has included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At December 31, 2008, the Company had sufficient cash to service interest payments on the $13.4 million in junior subordinated debentures for approximately seven quarters without dividends from subsidiaries.  The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $2.2 million at December 31, 2008.

Note 9.  Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Our federal income tax returns for the years ended December 31, 2007, 2006 and 2005 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2007, 2006, 2005 and 2004 are open to audit by state authorities.

The Company’s income tax provision differed from the amounts computed using the federal statutory tax rate of 34 percent.  The following table provides a summary for the computation of the Company’s income tax provision for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$728	34.0	$3,809	34.0	$3,554	34.0
State income taxes, net of federal income tax benefit	134	6.3	777	6.9	698	6.7
Bank owned life insurance	(139)	(13.2)	(217)	(1.9)	(221)	(2.1)
Tax exempt income, net of interest expense	(282)	(6.5)	(129)	(1.2)	(117)	(1.2)
Other, net	56	2.6	47	0.5	(123)	(1.1)

Total tax provision	$497	23.2	$4,287	38.3	$3,791	36.3

The following table provides a summary for the current and deferred amounts of the Company’s income tax provision (benefit) for the years ended December 31, 2008, 2007, and 2006:

(dollar amounts in thousands)	2008	2007	2006
Federal income tax:
Current	$1,405	$5,540	$2,924
Deferred	(1,111)	(2,430)	(191)

Total federal taxes	294	3,110	2,733

State franchise tax:
Current	618	1,699	1,087
Deferred	(415)	(522)	(29)

Total state franchise tax	203	1,177	1,058

Total income taxes	$497	$4,287	$3,791

The following table provides a summary for the significant components of the Company’s net deferred tax asset as of December 31, 2008 and 2007:

	December 31,
(dollar amounts in thousands)	2008	2007
Deferred tax assets:
Reserves for loan losses	$4,251	$2,470
Fixed assets	54	35
Accruals	714	686
Alternative minimum tax credit	-	21
Deferred income	2,460	2,501
Deferred compensation	1,332	1,031
Net operating loss carryforward	237	743
Investment securities valuation	763	-
Contribution carryforward	-	49

Total deferred tax assets	9,811	7,536

Deferred tax liabilities:
Fair value adjustment for purchased assets	1,073	1,242
Investment securities valuation	-	129
Deferred costs, prepaids and FHLB advances	1,030	875

Total deferred tax liabilities	2,103	2,246

Net deferred tax assets	$7,708	$5,290

As part of the bank acquisitions in 2003 and 2007, the Company has approximately $1.9 million and $1.3 million of net operating losses (“NOL”) available for carry-forward for federal and state tax purposes, respectively, at December 31, 2008.  The realization of the NOL is limited for federal tax purposes and for state tax purposes under current tax law.  Any amount not utilized for federal tax purposes and state tax purposes will expire in various years through 2025 and 2015, respectively.

As part of the Company’s analysis for the potential impact FIN 48 might have on its financial condition, results of operations and cash flows, it was concluded that a previous position taken on the Company’s 2004 and 2005 tax returns in regard to deferred loan fees could not be supported and as a result amended returns were filed for those periods.  For income tax purposes, both Federal and Franchise, this was a “timing” issue and did not flow through the income statement. The balance sheet was impacted to the extent that current taxes payable was increased and offset by a deferred tax asset in the same amount.  The 2004 and 2005 amended tax returns were filed in June 2007.  Although no penalties were paid, the Company did pay approximately $96 thousand in interest directly related to the 2004 and 2005 amended returns during the year ended December 31, 2007.

Note 10.  Commitments and Contingencies

The Company is involved in various litigations from time to time.  In the opinion of Management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

Commitments to Extend Credit

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of our customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer's credit worthiness on a case-by-case basis and the amount of collateral obtained, if deemed necessary by the Bank, is based on Management's credit evaluation of the customer.

The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as is done for loans reflected in the consolidated financial statements.

As of December 31, 2008 and 2007, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	December 31,
(dollar amounts in thousands)	2008	2007
Commitments to extend credit	$210,058	$245,894
Standby letters of credit	18,451	16,629

Total commitments and standby letters of credit	$228,509	$262,523

Other Commitments

The following table provides a summary of the future minimum lease payments the Bank is expected to make based upon obligations at December 31, 2008:

	Due	Due	Due	Due	Due	Due More
(dollar amounts in thousands)	2009	2010	2011	2012	2013	Than 5 Years	Total
Non-cancelable operating leases	$2,150	$2,074	$1,731	$1,394	$1,115	$7,837	$16,301

The Company has leases that contain options to extend for periods from five to twenty years.  Options to extend which have been exercised and the related lease commitments are included in the table above.  Total rent expense charged for leases during the reporting periods ended December 31, 2008, 2007, and 2006, were approximately $2.3 million, $1.4 million, and $0.6 million, respectively.  Increases associated with lease expenditures can be attributed to the sale lease-back transaction the Bank entered into during the second quarter of 2007, as more fully discussed in Note 5 of these Consolidated Financial Statements, branch expansion, and the acquisition of Business First National Bank.

At December 31, 2008, the Company had four subleases in place, two of which are for additional space within existing branch offices and two are for an entire facility that was vacated as the result of consolidation from the 2003 Hacienda Bank acquisition.  These subleases are for various terms and accounted for an approximate $230 thousand credit to rental expense during 2008.  The Company expects to receive sublease revenue for 2009 and 2010 of approximately $119 thousand and $65 thousand, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of the most recent notification, the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that Management believes would otherwise change the Bank's categorization.  To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below.

The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2008 and 2007:

					Capital Needed
					To Be Well Capitalized
			Capital Needed For		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital to risk-weighted assets:
Company	$78,660	10.62%	$59,251	8.0%	N/A	N/A
Heritage Oaks Bank	$76,628	10.36%	$59,192	8.0%	$73,990	10.0%

Tier I capital to risk-weighted assets:
Company	$69,385	9.37%	$29,625	4.0%	N/A	N/A
Heritage Oaks Bank	$67,362	9.10%	$29,596	4.0%	$44,394	6.0%

Tier I capital to average assets:
Company	$69,385	8.90%	$31,186	4.0%	N/A	N/A
Heritage Oaks Bank	$67,362	8.66%	$31,115	4.0%	$38,893	5.0%

As of December 31, 2007
Total capital to risk-weighted assets:
Company	$72,963	11.04%	$52,868	8.0%	N/A	N/A
Heritage Oaks Bank	$68,563	10.40%	$52,765	8.0%	$65,956	10.0%

Tier I capital to risk-weighted assets:
Company	$66,599	10.08%	$26,434	4.0%	N/A	N/A
Heritage Oaks Bank	$62,199	9.43%	$26,382	4.0%	$39,573	6.0%

Tier I capital to average assets:
Company	$66,599	9.60%	$27,761	4.0%	N/A	N/A
Heritage Oaks Bank	$62,199	9.02%	$27,595	4.0%	$34,494	5.0%
As disclosed in Note 8. Borrowings, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes.  At December 31, 2008 and 2007, the Company included $13.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

Note 12.  Salary Continuation Plan

The Company established salary continuation agreements with the President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer and certain Executive and Senior Vice Presidents, as authorized by the Board of Directors.  These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  At December 31, 2008 and 2007, the present value of the Company’s liability under these Agreements was approximately $2.4 million and $2.0 million, respectively, and is included in other liabilities in the Company’s Consolidated Financial Statements.  For the years ended December 31, 2008, 2007 and 2006, expenses associated with the Company’s salary continuation plans were approximately $425 thousand, $373 thousand and $367 thousand, respectively.  The Company maintains life insurance policies, which are intended to fund all costs associated with the agreements.  The cash surrender values of these life insurance policies totaled approximately $10.7 million and $9.9 million, at December 31, 2008 and 2007, respectively.

Note 13.  Employee Benefit Plans

401(k) Pension Plan

During 1994, the Company established a savings plan for employees that allow participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  Employee contributions are matched up to 25 percent of the employee’s contribution.  Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.  Expenses the Company incurred associated with the plan were approximately $209 thousand, $168 thousand, and $148 thousand, for the years ended December 31, 2008, 2007, and 2006, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year.  The amount of the Company’s annual contribution to the ESOP is at the discretion of the Board of Directors.  The contributions made to this plan for the years ended December 31, 2007 and 2006 were approximately $200 thousand, and $364 thousand, respectively.  The Company made no contributions to the plan during 2008.

Note 14.  Share-Based Compensation Plans

At December 31, 2008, the Company had two stock option plans, which are described below:

The “2005 Equity Based Compensation Plan”

The 2005 Equity Based Compensation Plan (the “2005 Plan”) authorizes the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards.  The 2005 Plan provides for a maximum of ten percent (10%) of the Company’s issued and outstanding shares of common stock as of March 25, 2005 and adjusted on each anniversary thereafter to be ten percent (10%) of the then issued and outstanding number of shares.  As of December 31, 2008, the maximum number of shares that were available for issuance from the 2005 Plan was 516,294.

For all awards except stock options, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date.  For stock option awards, the grant date fair value is determined using the Black-Scholes option pricing model.  For all awards, the Company recognizes related compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term.  The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

The majority of options granted under the 2005 Plan represent fully vested substitute options granted by the Company to Business First option holders upon the acquisition.  All other option grants under the 2005 Plan were made to various members of the Company’s Board of Directors and employees of the Bank and vest at a rate of 33 1/3% per year for three years.  Options granted under the 2005 Plan typically possess a term of ten years.

In the event of a change in control in which the Company is not the surviving entity, all awards granted under the 2005 Plan shall immediately vest and or become immediately exercisable, except as otherwise determined at the time of grant of the award and specified in the award agreement or unless the survivor corporation, or the purchaser of assets of the Company agrees to assume the obligations of the Company with respect to all outstanding awards or to substitute such awards with equivalent awards with respect to the common stock of the successor.

The “1997 Stock Option Plan”

The 1997 Stock Option Plan is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code.  All outstanding options were granted at prices equal to the fair market value of the Company’s stock on the day of the grant.  Options granted vest at a rate of 20 percent per year for five years, and expire no later than ten years from the grant date.  However, on May 26, 2005, the stockholders of the Company approved the 2005 Plan, discussed in the preceding paragraph, which stipulates no further grants will be made from the 1997 Stock Option Plan.

Restricted Stock Awards

The Company grants restricted stock periodically as a part of the 2005 Plan for the benefit of employees.  Restricted shares issued are typically new shares and currently “cliff” vest in five years.

The following tables summarize activity with respect to restricted share-based compensation for the years ended December 31, 2008 and 2007:

		Average Grant
	Shares	Date Fair Value
Balance December 31, 2006	69,353	$18.10

Granted	1,575	$16.36
Vested	-	$-
Forfeited/expired	(1,313)	$18.29

Balance December 31, 2007	69,615	$18.05

Granted	1,050	$12.14
Vested	-	$-
Forfeited/expired	(6,904)	$18.24

Balance December 31, 2008	63,761	$17.93

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $180 thousand, $247 thousand and $223 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.  The total income tax benefit recognized related to restricted stock compensation was $74 thousand, $101 thousand, and $91 thousand for the years ended December 31, 2008, 2007 and 2006.  No restricted shares vested during 2008, 2007 and 2006.  At December 31, 2008, there was $493 thousand of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted average period of 2.19 years.

Stock Options

The following table provides a summary of information related to the Company’s stock option awards for the years ended December 31, 2008, 2007 and 2006:

		Average		Options	Average
		Exercise	Options	Available for	Fair Value
	Shares	Price	Exercisable	Grant	Options Granted
Balance at December 31, 2005	552,206	$4.94	454,058	642,282	$2.56
Granted	-	$-
Forfeited	(2,864)	$7.67
Exercised	(91,978)	$3.76

Balance at December 31, 2006	457,364	$5.16	390,249	596,939	$2.57

Granted	147,886	$13.03
Forfeited	-	$-
Exercised	(142,090)	$2.93

Balance at December 31, 2007	463,160	$8.36	379,848	454,472	$4.19

Granted	29,150	$10.97
Forfeited	(7,910)	$8.20
Expired	(2)	$4.42
Exercised	(75,568)	$4.05

Balance at December 31, 2008	408,830	$9.34	331,742	516,294	$4.64

The total intrinsic value (the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised in all plans during the three years ended 2008, 2007 and 2006 was $0.3 million, $1.1 million and $0.9 million, respectively.  The intrinsic value of options outstanding in all plans at December 31, 2007 and 2006 was approximately $1.8 million and $5.4 million.  There was no intrinsic value for options outstanding as of December 31, 2008.  The total intrinsic value of options exercisable in all plans at December 31, 2007 and 2006 was approximately $1.8 million and $5.0 million, respectively.  Given that the weighted average exercise price of exercisable options was higher than the Company’s stock price at December 31, 2008, there was substantially no intrinsic value for options exercisable.   The Company received income tax benefits of $115, $446 and $365 for the years ended December 31, 2008, 2007 and 2006, respectively, related to the exercise of non-qualified employee stock options, and disqualifying dispositions in the exercise of incentive stock options.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The amount of excess tax benefit classified as a financing cash flow at December 31, 2008 was $115.

Share-Based Compensation Expense

The following table provides a summary of the expense the Company has recognized related to share-based compensation awards as a result of the Company’s January 1, 2006 adoption of SFAS No. 123(R).  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards as of and for the years ended December 31, 2008, 2007 and 2006:

(dollar amounts in thousands)	2008	2007	2006
Share-based compensation expense:
Stock option expense	$202	$114	$113
Restricted stock expense	181	247	223

Total share-based compensation expense	$383	$361	$336

Total share-based compensation expense, net of tax	256	$246	$198

Diluted shares outstanding	7,753,013	7,228,804	6,925,582
Impact on diluted earnings per share	$0.033	$0.034	$0.029

Unrecognized compensation expense:
Stock option expense	$277	$364	$227
Restricted stock expense	493	787	1,038

Total unrecognized share-based compensation expense	$770	$1,151	$1,265

Total unrecognized share-based compensation expense, net of tax	$469	$719	$819

As of December 31, 2008, there was a total of approximately $277 thousand of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.90 years.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during 2008 and 2007 using the Black-Scholes option pricing model:

	2008	2007
Expected volatility	35.50%	34.32%
Expected term (years)	10	10
Dividend yield	2.40%	2.00%
Risk free rate	3.53%	4.36%

Weighted-average grant date fair value	$3.88	$6.00

The table above presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  The Black-Scholes model incorporates a range of assumptions for inputs that are disclosed in the table above.  Expected volatilities are based on the daily historical stock price over the expected life of the option.  The expected term of options granted is derived from the output of the model and represents the period of time that options granted are expected to be outstanding.  Dividend yields are estimated based the dividend yield on the Company’s common stock at the time of grant.  The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

Estimates of fair value derived from the Company’s use of the Black-Scholes pricing model are theoretical values for stock options and changes in the assumptions used in the models could result in different fair value estimates.  The actual value of the stock options granted will depend on the market value of the Company’s common stock when the options are exercised.

Note 15.  Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company.  These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in Management’s opinion, were made at prevailing rates and terms.

The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2008 and 2007:

	For the Years Ended December 31,
(dollar amounts in thousands)	2008	2007
Outstanding balance, beginning of year	$18,308	$15,478
Business First, at date of acquisition	-	2,708
Additional loans made	15,994	4,657
Repayments	(5,842)	(4,535)

Outstanding balance, end of year	$28,460	$18,308

Deposits from related parties held by the Bank at December 31, 2008 and 2007 amounted to approximately $3.7 million and $8.7 million, respectively.

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

The estimated fair value of financial instruments at December 31, 2008 and 2007 is summarized as follows:

	2008		2007
	Carrying		Carrying
(dollar amounts in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$24,571	$24,571	$46,419	$46,419
Interest-bearing deposits	119	119	330	330
Investments and mortgage-backed securities	50,762	50,762	47,556	47,556
Federal Home Loan Bank and Federal Reserve Bank stock	5,123	5,123	3,045	3,045
Loans receivable, net of deferred fees and costs	678,446	692,767	611,485	615,533
Loans held for sale	7,939	7,939	902	902
Bank owned life insurance	10,737	10,737	9,923	9,923
Accrued interest receivable	3,053	3,053	2,671	2,671

Liabilities
Non-interest-bearing deposits	147,044	147,044	153,684	153,684
Interest-bearing deposits	456,477	457,760	491,124	495,511
Federal Home Loan Bank advances	109,000	109,373	8,000	8,159
Securities sold under repurchase agreements	2,796	2,796	1,936	1,936
Junior subordinated debentures	13,403	13,352	13,403	13,328
Accrued interest payable	688	688	667	667

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit
and standby letters of credit	$228,509	$2,285	$262,523	$2,625

The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Cash and Cash Equivalents

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

Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.

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

•	Bank Owned Life Insurance

Fair values are based on current cash surrender values at each reporting date provided by the underlying insurers.

•	Deposits

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

The fair value disclosed for junior subordinated debentures is based on contractual cash flows at current market interest rates for similar instruments.

•	Off-Balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Note 18.  Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements,” which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At December 31, 2008, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

•	Other Real Estate Owned and Foreclosed Collateral

Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category.  The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or Management’s estimation of value.  When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2.  When appraised values are not available, there is no observable market price for similar assets, or Management determines the fair value of the asset is further impaired below appraised values or observable market prices, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements Using			Assets At
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale investment securities	$-	$49,988	$774	$50,762

Total assets measured on a recurring basis	$-	$49,988	$774	$50,762

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2008:

Available For
Sale Investment
(dollar amounts in thousands)	Securities

Beginning balance	$712
Total gains or losses (realized / unrealized)(1):
Included in earnings	-
Included in other comprehensive income	62
Purchases	-
Transfers in and/or out of Level 3	-
Non-trading activity	-

Ending balance	$774
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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2008:

	Fair Value Measurements Using			Assets At
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Impaired loans	$-	$18,121	$-	$18,121
Loans held for sale	-	7,939	-	7,939
Other real estate owned	-	1,337	-	1,337

Total assets measured on a non-recurring basis	$-	$27,397	$-	$27,397

In addition to the assets presented in the table above, the Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as Goodwill.  These assets are recorded at fair value initially and assessed for impairment periodically thereafter.  During the fiscal year ended December 31, 2008, the carrying amount of goodwill assets were compared to their fair value.  No change in carrying amount resulted in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Additionally, the Company has certain other loans that are measured at fair value on a non-recurring basis such as loans that were acquired in the acquisition of Business First National Bank.

Note 19.  Earnings Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share.  Share information has been retroactively adjusted for stock dividends as discussed in Note 20 of these Consolidated Financial Statements:

	2008		2007		2006
	Net		Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$1,646		$6,917		$6,662
Weighted average shares outstanding		7,641,726		6,984,174		6,650,620

Basic earnings per share	$0.22		$0.99		$1.00

Dilutive effect of share-based
compensation awards		111,287		244,630		274,962
Weighhted average diluted shares outstanding		7,753,013		7,228,804		6,925,582

Diluted earnings per share	$0.21		$0.96		$0.96

Note 20.  Other Income and Expense

The following tables provide a breakdown of fees and other income and expenses for the years ended December 31, 2008, 2007, and 2006:

	For the Years Ended December 31,
(dollar amounts in thousands)	2008	2007	2006
Fees and Other Income:
ATM/Debit card transaction/interchange fees	$843	$765	$711
Bankcard merchant fees	231	224	122
Mortgage origination fees	568	461	552
Earnings on cash surrender value of life insurance	474	433	393
Other	769	650	757

Total other income	$2,885	$2,533	$2,535

	For the Years Ended December 31,
(dollar amounts in thousands)	2008	2007	2006
Other Expenses:
Data processing	$2,704	$2,267	$2,138
Advertising and promotional	823	718	851
Regulatory fees	475	146	112
Other professional fees and outside services	1,197	1,247	1,207
Legal fees and other litigation expenses	150	100	154
Loan department costs	214	129	147
Stationery and supplies	428	350	327
Director fees	318	289	290
Core deposit intangible amortization	861	393	300
Other	2,161	1,387	1,249

Total other expenses	$9,331	$7,026	$6,775

Note 21.  Cash Dividends, Stock Dividends and Stock Splits

Stock Dividends and Stock Splits

On April 24, 2008, the Board of Directors declared a five percent stock dividend payable on May 16, 2008 to stockholders of record on May 2, 2008.  All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company’s common stock have been restated to reflect the increased number of shares outstanding.

Cash Dividends

The following table provides a summary of dividends the Company has declared and paid on its common stock during the last two years ending December 31, 2008:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Stock dividend	5%	04/24/08	05/02/08	05/16/08
Regular quarterly dividend	$0.08	01/24/08	02/01/08	02/15/08
Regular quarterly dividend	$0.08	10/17/07	11/02/07	11/16/07
Regular quarterly dividend	$0.08	07/18/07	08/03/07	08/17/07
Regular quarterly dividend	$0.08	04/20/07	05/04/07	05/18/07
Regular quarterly dividend	$0.08	01/19/07	02/02/07	02/16/07

Note 22.  Stock Repurchase Program

On July 21, 2006, the Board of Directors adopted a resolution authorizing the repurchase of up to 42,000 shares of the Company’s common stock. Purchases were to be made, as conditions warrant, from time to time in the open market or through privately negotiated transactions. The duration of the program was for one year and the timing of purchases was to depend on market conditions.  Subsequently, on October 20, 2006, the Board of Directors adopted a resolution to increase the number of shares available for repurchase under the 2006 plan to 105,000.  In July 2007, the Board of Directors authorized a one year extension of this plan, which expired in August 2008.

As of December 31, 2008, the Company repurchased and retired 56,175 shares of its common stock under the 2006 stock repurchase plan at a weighted average price of $16.61.  The Company made no repurchases of its common stock during 2008.  As mentioned above, the Repurchase Plan expired in August 2008.

Note 23.  Business Combinations

On October 12, 2007 the Company acquired Business First National Bank (“Business First”).  Business First was merged with and into the Bank, a wholly owned subsidiary of the Company.  The consideration paid for Business First was approximately $19.5 million, consisting of approximately 75% common stock and 25% cash.  Business First shareholders received 0.5758 shares of the Company’s common stock for each share of Business First they owned and $3.44 per share in cash.  Upon the acquisition of Business First, the Company issued 892,724 shares of its common stock and approximately $5.1 million in cash to the former shareholders of Business First.  The value of the shares issued in connection with this acquisition was approximately $13.8 million and was determined by multiplying the number of new shares issued by the closing market price of the Company’s common stock on the closing date of October 12, 2007.  The remaining component of the consideration related to the value of stock options previously issued by Business First that were rolled into substitute stock option agreements granted by the Company.

The following table provides a summary of the assets acquired and liabilities assumed as of the date of the acquisition:

(dollar amounts in thousands)	October 12, 2007
Cash and cash equivalents	$12,467
Interest-bearing deposits with other financial institutions	12
Investments and Federal Home Loan Bank stock	15,065
Loans	120,778
Property, premises and equipment, net	1,467
Core deposit intangible	3,797
Goodwill	6,047
Other assets	837

Total assets acquired	$160,470

Non-interest-bearing deposits	$42,145
Interest-bearing deposits	91,274
Federal Home Loan Bank borrowings	12,598
Other liabilities	376

Total liabilities assumed	$146,393

Net assets acquired	$14,077

In conjunction with the acquisition of Business First, the Company recorded approximately $6.0 million in goodwill.  It should be noted that goodwill associated with the Business First acquisition is not deductible for tax purposes, since the acquisition is not considered a purchase of assets.  During 2008, Goodwill related to the acquisition of Business First increased approximately $0.1 million, due to costs capitalized related to the acquisition.

The following table presents the assumptions used in the calculation of the weighted average fair value of the substitute stock options agreements granted by the Company on the date of grant using the Black-Scholes option pricing model:

October
2007
Expected volatility	33.48%
Expected term (years)	3.2
Dividend yield	1.97%
Risk free rate	4.35%

Weighted-average grant date fair value	$5.35

The following un-audited pro-forma financial information assumes the acquisition of Business First occurred on January 1, 2006.

	For The Years Ended December 31,
(dollar amounts in thousands except per share data)	2007	2006
Revenues	$39,820	$37,534
Net income	$7,440	$7,527

Earnings per common share:
Basic	$0.97	$1.00
Diluted	$0.93	$0.96

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

The Company’s Consolidated Statements of Income include the results of operations of Business First from October 12, 2007 through December 31, 2008.

Note 24.  Subsequent Events

On January 7, 2009, the Company received preliminary approval (the “Preliminary Approval”) to participate in the U.S. Treasury’s Capital Purchase Program (“CPP”).  The Preliminary Approval provides for the purchase approximately $21.0 million of the Company’s Senior Preferred Stock by the U.S. Treasury.  The preferred stock will carry a coupon of 5% for five years and 9% thereafter.  Senior preferred issued to the U.S. Treasury will be non-voting, cumulative, and perpetual and may be redeemed at 100% of the issue price following three years from the date of issue.  The Company would be subject to certain limitations upon its participation in the CPP including:

•	The requirement to obtain consent from the U.S. Treasury for any proposed increases in common stock dividends prior to the third anniversary date of the preferred equity issuance.

•	The Senior Preferred Stock cannot be redeemed for three years unless the Company obtains proceeds to replace the Senior Preferred Stock through a qualified equity offering.

•	The U.S. Treasury must consent to any buy back of our common stock.

•
The Company must adhere to restrictions placed on the amount of and type of compensation paid to its executives while participating in the CPP, pursuant to section 111 of the Emergency Economic Stabilization Act of 2008 (“EESA”).

In addition, the Company would issue warrants to the U.S. treasury to purchase shares of the Company’s common stock in an amount equal to 15% of the of the preferred equity issuance or approximately $3.2 million (617,173 shares).  The warrants would be exercisable immediately at a price of equal to the average closing price of the Company’s common stock over the 20-day period ending the day prior to the Company’s preliminary approval ($5.15 per share).  These warrants will expire after a period of 10 years from issuance and are transferable by the U.S. Treasury.  It is expected that the issuance of this warrant will increase the level of diluted shares outstanding following its issuance.

On February 27, 2009, the Company received shareholder approval for an amendment of our Articles of Incorporation to add a class of preferred stock, which is needed if the Company ultimately participates in the CPP.  It is the Company’s present intention to complete a transaction with the U.S. Treasury, however recent changes to executive compensation limits made by comments are causing the Company’s Board of Directors and Management to reanalyze the CPP.

Note 25.  Parent Company Financial Information

Heritage Oaks Bancorp
Condensed Balance Sheets

	December 31,
(dollar amounts in thousands)	2008	2007

Assets
Cash	$538	$215
Federal funds sold	1,250	4,000
Total cash and cash equivalents	1,788	4,215
Prepaid and other assets	457	493
Investment in subsidiaries	81,413	78,453

Total assets	$83,658	$83,161

Liabilities
Junior subordinated debentures	$13,403	$13,403
Other liabilities	222	308

Total liabilities	13,625	13,711

Stockholders' Equity
Common stock	48,649	43,996
Additional paid in capital	1,055	672
Retained earnings	21,420	24,598
Accumulated other comprehensive income	(1,091)	184

Total stockholders' equity	70,033	69,450

Total liabilities and stockholders' equity	$83,658	$83,161

Heritage Oaks Bancorp
Condensed Statements of Income

	For the Years Ended December 31,
(dollar amounts in thousands)	2008	2007	2006

Income
Equity in undisbursed income of subsidiaries	$2,230	$7,512	$7,297
Interest	72	77	73

Total income	2,302	7,589	7,370

Expense
Salary	127	31	114
Equipment	(57)	(57)	(57)
Other professional fees and outside services	236	199	254
Interest	755	921	839

Total expense	1,061	1,094	1,150

Total operating income	1,241	6,495	6,220
Income tax benefit	(405)	(422)	(442)

Net income	$1,646	$6,917	$6,662

Heritage Oaks Bancorp
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(dollar amounts in thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$1,646	$6,917	$6,662
Adjustments to reconcile net income to net cash provided by/(used in)
operating activities:
Decrease/(increase) in other assets	36	227	(670)
(Decrease)/increase in other liabilities	(86)	(150)	281
Share-based compensation expense	127	31	25
Undistributed income of subsidiaries	(2,230)	(7,512)	(7,297)

Net cash used in operating activities	(507)	(487)	(999)

Cash flows from investing activities:
Contribution to subsidiary	(1,750)	-	-

Net cash provided by investing activities	(1,750)	-	-

Cash flows from financing activities:
Cash dividends received	-	2,000	-
Cash paid in lieu of fractional shares	(5)	-	-
Cash dividends paid	(586)	(2,128)	(2,602)
(Decrease)/increase in junior subordinated debentures	-	(3,093)	8,248
Stock repurchased	-	(215)	(720)
Proceeds from the exercise of options	421	862	712

Net cash (used in)/provided by financing activities	(170)	(2,574)	5,638

Net (decrease)/increase in cash and cash equivalents	(2,427)	(3,061)	4,639

Cash and cash equivalents, beginning of year	4,215	7,276	2,637

Cash and cash equivalents, end of year	$1,788	$4,215	$7,276

Quarterly Financial Information (un-audited)

The following table provides a summary of results for the periods indicated:

	For The Quarters Ended,
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(dollars in thousands, except per share data)	2008	2008	2008	2008	2007	2007	2007	2007

Interest income	$12,223	$12,536	$12,574	$12,817	$13,155	$10,870	$10,823	$10,303
Net interest income	9,352	9,525	9,589	9,120	8,781	7,328	7,258	7,034
Provision for credit losses	6,000	3,200	2,775	240	140	210	170	140
Non-interest income	1,498	1,513	1,756	1,439	1,439	1,309	1,391	1,231
Other expenses	7,208	7,108	7,498	7,620	6,874	5,777	5,563	5,694
Income before provision for income taxes	(2,358)	730	1,072	2,699	3,206	2,650	2,916	2,431

Net income	$(1,254)	$534	$691	$1,675	$1,978	$1,628	$1,800	$1,510
Earnings per common share:
Basic	$(0.16)	$0.07	$0.09	$0.22	$0.26	$0.24	$0.27	$0.23
Diluted	$(0.16)	$0.07	$0.09	$0.21	$0.25	$0.23	$0.26	$0.22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which can be found under Item 8. Financial Statements and Supplementary Data, beginning on page 59 of this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and subsequent results are communicated to executive management providing the ability to make timely decisions regarding required disclosure.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Conduct, which applies to all employees, officers and directors of the Company and Bank.  Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as well as all other employees, as indicated above.  Our Code of Conduct is posted on our website at www.heritageoaksbancorp.com under the heading “Investor Relations – Governance Documents.”  Any change to or waiver of the code of conduct (other than technical, administrative and other non-substantive changes) will be posted on the Company’s website or reported on a Form 8-K filed with the Securities and Exchange Commission.  While the Board may consider a waiver for an executive officer or director, the Board does not expect to grant such waivers.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2008.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A. See (Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

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

Reference is made to the Exhibit Index on page 107 for exhibits filed as part of this report.

(c) Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company

/s/ Lawrence P. Ward	/s/ Margaret A. Torres
Lawrence P. Ward	Margaret A. Torres
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Dated: March 6, 2009	and Principal Accounting Officer
Dated:March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Morris	Chairman of the Board of Directors	March 6, 2009
Michael Morris

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	March 6, 2009
Donald H. Campbell

/s/ Michael Behrman	Director	March 6, 2009
Michael Behrman

/s/ Kenneth Dewar	Director	March 6, 2009
Kenneth Dewar

/s/ Mark C. Fugate	Director	March 6, 2009
Mark C. Fugate

/s/ Dolores T. Lacey	Director	March 6, 2009
Dolores T. Lacey

/s/ Merle F. Miller	Director	March 6, 2009
Merle F. Miller

/s/ Daniel J. O’Hare	Director	March 6, 2009
Daniel J. O’Hare

/s/ Michael E. Pfau	Director	March 6, 2009
Michael E. Pfau

/s/ Alex Simas	Director	March 6, 2009
Alex Simas

/s/ Lawrence P. Ward	Director	March 6, 2009
Lawrence P. Ward

Exhibit Index

(3.1a)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April, 1994.

(3.1b)	Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997 filed with the SEC in the Company’s 10-KSB for the year ending December 31, 1997.

(3.2)	The Company Bylaws as amended November 16, 2000 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2000.

(4.1)	Specimen form of The Company stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April 8, 1994.

(10.1)	1990 Stock Option Plan incorporated by reference from Exhibit 10.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.2)	Form of Stock Option Agreement incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.5)	The Company 1995 Bonus Plan, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.6)	Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB Report for the quarter ended March 31, 2001.

(10.7)	Salary Continuation Agreement with Gwen R. Pelfrey, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

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