Form 10-Q
period 2009-03-31
HERITAGE OAKS BANCORP
filed 2009-05-08
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐     NO ☐

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 1, 2009 there were 7,751,766 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp and Subsidiaries | Table of Contents

Part I.  Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

		(audited)
	March 31,	December 31,
(dollars in thousands except per share data)	2009	2008

Assets
Cash and due from banks	$16,553	$17,921
Federal funds sold	44,020	6,650
Total cash and cash equivalents	60,573	24,571

Interest bearing deposits with other banks	119	119
Securities available for sale	62,601	50,762
Federal Home Loan Bank stock, at cost	5,828	5,123
Loans held for sale	13,806	7,939
Loans, net of deferred fees of $1,555 and $1,701 and allowance for loan loss
of $10,429 and $10,412 at March 31, 2009 and December 31, 2008, respectively	679,657	668,034
Property, premises and equipment, net	6,838	6,827
Deferred tax assets	8,115	7,708
Bank owned life insurance	10,842	10,737
Goodwill	11,049	11,049
Core deposit intangible	3,428	3,691
Other real estate owned	2,893	1,337
Other assets	6,599	7,691

Total assets	$872,348	$805,588

Liabilities
Deposits:
Demand, non-interest bearing	$164,320	$147,044
Savings, NOW, and money market deposits	303,323	296,488
Time deposits of $100 or more	100,369	75,111
Time deposits under $100	96,809	84,878
Total deposits	664,821	603,521

Short term FHLB borrowing	85,000	99,000
Long term FHLB borrowing	10,000	10,000
Securities sold under agreement to repurchase	-	2,796
Junior subordinated debentures	13,403	13,403
Other liabilities	7,491	6,836

Total liabilities	780,715	735,556

Commitments and contingencies	-	-

Stockholders' Equity
Senior preferred stock, no par value; $1,000 per share stated value 5,000,000 shares authorized, 21,000 and 0 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.	19,163	-
Common stock, no par value; 20,000,000 shares authorized, issued and outstanding 7,751,766 and 7,753,078 as of March 31, 2009 and December 31, 2008, respectively.	48,649	48,649
Additional paid in capital	2,993	1,055
Retained earnings	22,511	21,420
Accumulated other comprehensive loss, net of tax benefit of $1,176 and $763 as of March 31, 2009 and December 31, 2008, respectively.	(1,683)	(1,092)

Total stockholders' equity	91,633	70,032

Total liabilities and stockholders' equity	$872,348	$805,588

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the three months
	ended March 31,
(dollars in thousands except per share data)	2009	2008

Interest Income
Interest and fees on loans	$11,147	$12,091
Interest on investment securities
Obligations of U.S. government agencies	548	421
Obligations of state and political subdivisions	186	183
Interest on time deposits with other banks	1	3
Interest on federal funds sold	7	67
Interest on other securities	7	52

Total interest income	11,896	12,817

Interest Expense
Interest on savings, NOW and money market deposits	817	1,506
Interest on time deposits in denominations of $100 or more	544	680
Interest on time deposits under $100	564	900
Other borrowings	404	611

Total interest expense	2,329	3,697

Net interest income before provision for possible loan losses	9,567	9,120

Provision for possible loan losses	2,110	240

Net interest income after provision for possible loan losses	7,457	8,880

Non-Interest Income
Fees and service charges	712	772
Gain on sale of investment securities	122	-
Loss on sale of OREO	(27)	-
Other	853	667

Total non-interest income	1,660	1,439

Non-Interest Expenses
Salaries and employee benefits	3,803	4,225
Equipment	325	367
Occupancy	852	772
Other	2,445	2,256

Total non-interest expenses	7,425	7,620

Income before provision for income taxes	1,692	2,699

Provision for income taxes	590	1,024

Net income	1,102	1,675

Dividends and accretion on preferred stock	11	-

Net income available to common shareholders	$1,091	$1,675

Earnings Per Common Share
Basic	$0.14	$0.22
Diluted	$0.14	$0.21

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

								Accumulated
	Preferred Stock		Common Stock		Additional			Other	Total
	Number of		Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Income	Equity

Balance, December 31, 2008	-	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of preferred stock and
common stock warrant	21,000	19,152			1,848				21,000
Amortization of discount on preferred shares		11					(11)		-
Share-based compensation expense					90				90
Retirement of restricted share awards			(1,312)
Comprehensive income:
Net income						$1,102	1,102		1,102
Unrealized security holding gains (net of $463 tax benefit)						(663)		(663)	(663)
Realized gains on sale of securities (net of $50 tax)						72		72	72

Total comprehensive income						$511

Balance, March 31, 2009	21,000	$19,163	7,751,766	$48,649	$2,993		$22,511	$(1,683)	$91,633

Balance, December 31, 2007	-	$-	7,317,932	$43,996	$672		$24,598	$184	$69,450

Exercise of stock options (including $58 excess tax benefit from exercise of stock options)			17,287	138					138
5% Stock Dividend distributed May 16, 2008			366,811	4,677			(4,677)		-
Cash dividends - $0.08 per share							(587)		(587)
Share-based compensation expense					113				113
Issuance of restricted stock awards			1,000						-
Comprehensive income:
Net income						$1,675	1,675		1,675
Unrealized security holding gains (net of $125 tax)						179		179	179

Total comprehensive income						$1,854

Balance, March 31, 2008	-	$-	7,703,030	$48,811	$785		$21,009	$363	$70,968

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(dollars in thousands)	2009	2008
Net income	$1,102	$1,675
Other comprehensive (loss) / income before taxes
Unrealized (losses) / gains on securities available for sale	(1,126)	304
Realized gains on sale of available for sale securities	122	-

Total other comprehensive (loss) / income before taxes	(1,004)	304

Unrealized income tax benefit / (tax) related to items in comprehensive (loss) / income	463	(125)
Income tax related to the sale of available for sale securities	(50)	-

Total other comprehensive (loss) / income, net of taxes	(591)	179

Total comprehensive income	$511	$1,854

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the three month periods
	ended March 31,
(dollars in thousands)	2009	2008

Cash flows from operating activities:
Net income	$1,102	$1,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	271
Provision for possible loan losses	2,110	240
Amortization of premiums / discounts on investment securities, net	(32)	(25)
Amortization of intangible assets	263	215
Share-based compensation expense	90	113
Federal Home Loan Bank dividends received	-	(41)
Gain on sale of available for sale securities	(122)	-
Increase in loans held for sale	(5,867)	(1,857)
Net increase in bank owned life insurance	(105)	(97)
Decrease in deferred tax asset	6	6
Loss on sale and write-downs on other real estate owned	100	-
Increase in other assets	(651)	(278)
Increase / (decrease) in other liabilities	655	(241)
Excess tax benefit related to share-based compensation expense	-	(58)

NET CASH (USED) IN OPERATING ACTIVITIES	(2,181)	(77)

Cash flows from investing activities:
Purchase of securities, available for sale	(20,539)	(9,923)
Sale of available for sale securities	4,762	-
Maturities and calls of available for sale securities	610	1,003
Proceeds from principal reductions and maturities of available for sale mortgage backed securities	2,478	1,976
Purchase of Federal Home Loan Bank stock	(705)	(316)
Increase in loans, net	(13,736)	(26,620)
Allowance for loan and lease loss recoveries	3	-
Purchase of property, premises and equipment, net	(282)	(159)
Purchase of bank owned life insurance	-	(400)
Proceeds from disposal of FF&E	1	-
Proceeds from sale of other real estate owned	87	-

NET CASH (USED) IN INVESTING ACTIVITIES	(27,321)	(34,439)

Cash flows from financing activities:
Increase / (decrease) in deposits, net	61,300	(54,353)
Proceeds from Federal Home Loan Bank borrowing	35,000	155,005
Repayments of Federal Home Loan Bank borrowing	(49,000)	(86,500)
(Decrease) / increase in repurchase agreements	(2,796)	281
Excess tax benefit related to share-based compensation expense	-	58
Proceeds from exercise of stock options	-	80
Cash dividends paid	-	(587)
Proceeds from issuance of preferred stock and common stock warrants, net	21,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,504	13,984

Net increase / (decrease) in cash and cash equivalents	36,002	(20,532)

Cash and cash equivalents, beginning of period	24,571	46,419

Cash and cash equivalents, end of period	$60,573	$25,887

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$2,483	$3,922

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$(1,004)	$304
Loans transferred to OREO or foreclosed collateral	$1,748	$-

See notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Consolidated Financial Statements

The accompanying un-audited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2008 Annual Report filed on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (“the Bank”).  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trusts II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts in the consolidated financial statements for the year ended December 31, 2008 and for the three months ended March 31, 2008 may have been reclassified to conform to the presentation of the consolidated financial statements in 2009.

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

The following table sets forth the amortized cost and fair values of investment securities available for sale at March 31, 2009 and December 31, 2008:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2009	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$147	$-	$(1)	$146
Mortgage-backed securities	48,125	194	(3,254)	45,065
Obligations of state and political subdivisions	17,079	427	(225)	17,281
Other securities	109	-	-	109

Total	$65,460	$621	$(3,480)	$62,601

As of December 31, 2008
Obligations of U.S. government agencies and corporations	$149	$-	$(1)	$148
Mortgage-backed securities	35,339	166	(2,102)	33,403
Obligations of state and political subdivisions	17,020	373	(291)	17,102
Other securities	109	-	-	109

Total	$52,617	$539	$(2,394)	$50,762

Notes to Consolidated Financial Statements

During the three months ended March 31, 2009, the Company sold five securities in the aggregate amount of $4.8 million.  In connection with the sale, the Company recognized a pre tax gain of approximately $122 thousand.  No securities were sold during the three months ended March 31, 2008.

Management periodically evaluates investments in the portfolio for other than temporary impairment and more specifically when conditions warrant such an evaluation.  When evaluating whether impairment is other than temporary, Management considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Bank to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, current cash flows, credit enhancements, loan-to-values, credit scores, delinquency and default rates.

As of March 31, 2009, Management does not believe unrealized losses in the investment portfolio are other than temporary.

Note 3.  Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of March 31, 2009 compared to December 31, 2008:

	March 31	December 31,
(dollars in thousands)	2009	2008
Real Estate Secured
Multi-family residential	$17,569	$16,206
Residential 1 to 4 family	23,063	23,910
Home equity lines of credit	28,929	26,409
Commercial	294,825	285,631
Farmland	9,426	10,723
Commercial
Commercial and industrial	167,149	157,674
Agriculture	13,989	13,744
Other	575	620
Construction
Single family residential	16,590	11,414
Single family residential - Spec.	12,850	15,395
Tract	3,190	2,431
Multi-family	5,727	5,808
Hospitality	8,292	18,630
Commercial	21,056	21,484
Land	60,031	61,681
Installment loans to individuals	8,038	7,851
All other loans (including overdrafts)	342	536

Total loans, gross	691,641	680,147

Deferred loan fees	1,555	1,701
Reserve for possible loan losses	10,429	10,412

Total loans, net	$679,657	$668,034

Loans held for sale	$13,806	7,939

Notes to Consolidated Financial Statements

Concentration of Credit Risk

At March 31, 2009, approximately $501.5 million or 72.5% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents an increase of approximately $1.8 million when compared to the $499.7 million or 73.5% reported at December 31, 2008.  Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by industry and project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.  At March 31, 2009, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $18.1 million and un-disbursed loan commitments in the approximate amount of $192.6 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions. For more detailed information on Concentration of Credit Risk, please refer to “Loans” of “Financial Condition” under “Management’s Discussion and Analysis of Results and Operations” contained within this document.

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

The following table provides a summary for the activity in the allowance for loan losses during the periods indicated:

	For the three months ended		For the year ended
(dollars in thousands)	March 31, 2009	March 31, 2008	December 31, 2008

Balance at beginning of period	$10,412	$6,143	$6,143
Provision expense	2,110	240	12,215
Loans charged-off:
Commercial and industrial	283	77	3,854
Construction	1,406	-	1,837
Land	310	-	1,434
1-4 family residential	-	-	555
Commercial real estate	-	-	340
Other	97	1	56

Total charge-offs	2,096	78	8,076

Recoveries of loans previously charged off	3	-	130

Balance at end of period	$10,429	$6,305	$10,412

During the three months ended March 31, 2009, the Company made provisions to the allowance for loan losses in the amount of $2.1 million.  This when compared to the $0.2 million reported for the three months ended March 31, 2008, represents an increase of approximately $1.9 million.  Year over year increases in provision expenses are reflective of, among other things, additional loan balances charged-off during the first quarter of 2009, continued weakness in local, state and national economic conditions and the number and dollar volume of loans placed on non-accruing status when compared to the same period ended in 2008.

Notes to Consolidated Financial Statements

Note 4.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options and other share-based compensation awards, exclusive of any award that may have an anti-dilutive affect on earnings per common share.  As disclosed in Note 8 of these consolidated financial statements, the Company issued a warrant to the U.S. Treasury to purchase 611,650 shares of our common stock.  The warrant was excluded from the calculation of diluted earnings per common share during the three months ended March 31, 2009, since they were anti-dilutive.

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	For the three months ending,
	March 31, 2008		March 31, 2009
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$1,102		$1,675
Dividends and accretion on preferred stock	(11)		-

Net income available to common shareholders	$1,091		$1,675

Weighted average shares outstanding		7,689,317		7,694,546

Basic earnings per common share	$0.14		$0.22

Dilutive effect of share-based compensation awards		135,060		157,285

Weighted average diluted shares outstanding		7,824,377		7,851,831

Diluted earnings per common share	$0.14		$0.21

On April 24, 2008, the Company’s Board of Directors declared a 5% stock dividend which was paid on May 16, 2008.  As a result of this dividend, the Company issued 366,294 shares of its common stock to holders of record on May 2, 2008.  The basic and diluted shares presented in the table above as well as shares for all prior periods have been adjusted to fully reflect the May 2008 stock dividend.

Note 5.  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,”  The FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.  This statement applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary.  This FSP also changes the amount of impairment losses recognized in earnings.  Under this FSP impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors.  The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instrument.” FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

Notes to Consolidated Financial Statements

The standards summarized in the preceding paragraphs are effective for periods ending after June 15, 2009.  The Company is currently determining the impact these standards will have on our financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The FSP affects entities that accrue cash dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The adoption of FSP EITF 03-6-1 did not have material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” SFAS No. 158, requires an employer to: (1) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The Company adopted this portion of the pronouncement effective January 1, 2007. The adoption of this portion has not had a material impact on the financial position, results of operation or cash flows of the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material affect on the financial position of the company.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009.  The adoption of  SFAS No. 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings.  Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company must adopt SFAS No. 160 no later than January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company was required to adopt FSP FAS 157-1 no later than January 1, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations and cash flows.

Notes to Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for fiscal and interim periods after November 15, 2008 with earlier adoption encouraged. Disclosures will not be required retrospectively to prior reporting periods. The Company has elected to adopt SFAS No. 161 effective January 1, 2009. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the Unites States. The FASB issued SFAS No. 162, because the current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” is directed to the auditor and not the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts below industry practices that are widely recognized as generally accepted but that are not subject to due process.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS No. 162 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”   SFAS No. 163 seeks to bring consistency in the recognition and measurement of claim liabilities.  This statement also clarifies how SFAS No. 60 applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, increasing the comparability in financial reporting of financial guarantee contracts by insurance enterprises.  The Company must adopt SFAS No. 163 no later than January 1, 2009.  The Company’s adoption of SFAS No. 163 did not have a material impact on its financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurements as of March 31, 2009.

Note 6.  Share-Based Compensation

As of March 31, 2009, the Company had two share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

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

Notes to Consolidated Financial Statements

The share-based compensation expense recognized in the consolidated statements of income for the three month periods ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended
	March 31,
(dollars in thousands except share and per share data)	2009	2008
Share-based compensation expense:
Stock option expense	$44	$50
Restricted stock expense	46	63

Total share-based compensation expense	90	$113

Total share-based compensation expense, net of tax	$56	$75

Diluted shares outstanding	7,824,377	7,851,831
Impact on diluted earnings per share	$0.007	$0.010

Unrecognized compensation expense:
Stock option expense	$279	$418
Restricted stock expense	425	736

Total unrecognized share-based compensation expense	$704	$1,154

Total unrecognized share-based compensation expense, net of tax	$420	$712

At March 31, 2009, there was a total of $279 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at March 31, 2009 was $425 thousand. That expense is expected to be recognized over the next 2 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2009).  The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. The aggregate intrinsic value of options exercised for the three month period ended March 31, 2008 was $142 thousand.  There were no option exercises during the first quarter of 2009.

Notes to Consolidated Financial Statements

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date periods ended March 31, 2009 and 2008:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2009	408,830	$9.34
Granted	25,000	4.50
Exercised	-	-
Forfeited	-	-

Options outstanding, March 31, 2009	433,830	$9.06	4.43	$31

Exercisable at March 31, 2009	354,033	$8.74	3.44	$31

Options outstanding, January 1, 2008	463,149	$8.33
Granted	26,250	11.45
Exercised	(18,151)	4.33
Forfeited	(3,572)	5.66

Options outstanding, March 31, 2008	467,675	$8.68	4.56	$1,749

Exercisable at March 31, 2008	372,882	$7.60	3.50	$1,694

During the first quarter of 2009, the Company granted 25,000 options to various non-management members of the Company’s Board of Directors.  The following table presents the assumptions used in the calculation of the weighted average fair value of those options on the date of grant using the Black-Scholes options pricing model:

	February	February
	2009	2008
Expected volatility	41.61%	35.07%
Expected term (years)	10	10
Dividend yield	0.00%	2.66%
Risk free rate	2.76%	3.62%

Weighted-average grant date fair value	$2.52	$3.93

The Black-Scholes model incorporates a range of assumptions for inputs that are disclosed in the table above.  Expected volatilities are based on the daily historical stock price over the expected life of the option.  The expected term of options granted is derived from the output of the model and represents the period of time that options granted are expected to be outstanding.  Dividend yields are estimated based on the dividend yield on the Company’s common stock at the time of grant.  The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

Estimates of fair value derived from the Company’s use of the Black-Scholes pricing model are theoretical values for stock options and changes in the assumptions used in the models could result in different fair value estimates.  The actual value of the stock options granted will depend on the market value of the Company’s common stock when the options are exercised.

Notes to Consolidated Financial Statements

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At March 31, 2009, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

Notes to Consolidated Financial Statements

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale investment securities	$-	$61,914	$687	$62,601

Total assets measured on a recurring basis	$-	$61,914	$687	$62,601

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended March 31, 2009:

Available For
Sale Investment
(dollars in thousands)	Securities

Beginning balance	$774
Total gains or losses (realized/unrealized)(1):
Included in earnings	-
Included in other comprehensive income	(87)
Purchases	-
Transfers in and/or out of Level 3	-

Ending balance	$687

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

Notes to Consolidated Financial Statements

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of March 31, 2009:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Impaired loans	$-	$20,046	$-	$20,046
Loans held for sale	-	13,806	-	13,806
Other real estate owned	-	2,893	-	2,893

Total assets measured on a non-recurring basis	$-	$36,745	$-	$36,745

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

Note 8.  Preferred Stock

On February 27, 2009, the Company received shareholder approval for an amendment of our Articles of Incorporation to add a class of preferred stock, which has ultimately allowed us to participate in the U.S Treasury’s Capital Purchase Program (“CPP”).

Under its Amended Articles of Incorporation, The Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

On March 20, 2009, the Company issued 21,000 shares of Senior Preferred stock to the U.S. Treasury under the terms of the CPP for $21.0 million with a liquidation preference of $1,000 per share.  The preferred stock will carry a coupon of 5% for five years and 9% thereafter.  Senior preferred issued to the U.S. Treasury will be non-voting, cumulative, and perpetual and may be redeemed at 100% of their liquidation preference plus accrued and unpaid dividends following three years from the date of issue.  In addition, the Company issued a warrant to the U.S. treasury to purchase shares of the Company’s common stock in an amount equal to 15% of the preferred equity issuance or approximately $3.2 million (611,650 shares).  The warrant is exercisable immediately at a price of $5.15 per share.  The warrant will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury.  The Company expects the warrant to be dilutive to earnings per common share.

The U.S. Treasury may not transfer a portion or portions of the warrant with respect to, and/or exercise the warrant for more than one-half of, the 611,650 common shares issuable upon exercise of the warrant, in the aggregate, until the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $21.0 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  However, if the Company were to redeem all of the Senior Preferred Stock as permitted by and in accordance with the provisions set forth under the CPP, the U.S. Treasury will be permitted, subject to compliance with applicable securities laws, to transfer all or a portion of the warrant with respect to, and/or exercise the warrant for, all or a portion of the number of common shares issuable thereunder, at any time and without limitation.  In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in the Company receiving aggregate gross proceeds of not less than $21.0 million, the number of the common shares underlying the portion of the warrant then held by the U.S. Treasury will be reduced by one-half of the common shares originally covered by the warrant.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At March 31, 2009, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

The proceeds received from the U.S. Treasury were allocated to the Senior Preferred Stock and the warrant based on relative fair value.  The fair value of the Senior Preferred Stock was determined through a discounted future cash flow model at a discount rate of 10%.  The fair value of the warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  As a result the Company recorded the Senior Preferred Stock and the warrant at approximately $19.2 million and $1.8 million, respectively.  The Company will accrete the discount on the Senior Preferred Stock over a period of five years with corresponding charges to retained earnings.

Notes to Consolidated Financial Statements

It is also important to note that net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Senior Preferred Stock and any dividends paid from retained earnings on the Senior Preferred Stock.  For the three month period ended March 31, 2009, charges to retained earnings in connection with the accretion of the discount on the Senior Preferred Stock totaled approximately $11 thousand.

Additionally, the Company is subject to certain limitations during its participation in the CPP including:

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

•
The Company must adhere to restrictions placed on the amount of and type of compensation paid to its executives while participating in the CPP, pursuant to section 111 of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”).

Note 9.  Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state government and our regulators thereto, general economic conditions and California’s energy crisis, the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, the recent downturn in the California real-estate market, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism (Refer to the Company’s December 31, 2008 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three month periods ending March 31, 2009 and 2008.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

The Company

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank ("Bank"), a 15 branch bank serving San Luis Obispo and Santa Barbara Counties.  In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

In September 2007, the Company formed Heritage Oaks Capital Trust III (“Trust III”). Trust III is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

On October 12, 2007, the Company acquired Business First National Bank (“Business First”).  Business First was merged with and into Heritage Oaks Bank, a wholly owned subsidiary of the Company.  In connection with the acquisition, two additional branches were added to the Bank’s network.  For additional information regarding this acquisition, please see Note 23 to the consolidated financial statements of the Company’s 2008 annual report, which was filed on Form 10-K.

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

Management’s Discussion and Analysis

Executive Summary

For the three month period ended March 31, 2009, the Company earned approximately $1.1 million or $0.14 per diluted share.  This, when compared to the $1.7 million or $0.21 per diluted share the Company earned in the same period ended a year earlier, represents a decline in net income of approximately $0.6 million.  The primary reason behind the year over year decline in net income can be attributed in large part to provisions the Bank made to the allowance for loan losses during the first quarter of 2009.  For the three month period ended March 31, 2009, provisions to the allowance for loan losses were $2.1 million.  This represents and increase of approximately $1.9 million when compared to the same period ended a year earlier.  See also “Provision for Loan Losses” under “Results of Operations” of this discussion and analysis for additional information regarding provisions the Bank made to the allowance for loan losses during the first quarter of 2009.

The underlying business performance for the quarter was solid, with significant demand deposit growth and moderate loan growth.  Total gross loans grew 8.1% year-over-year and were up 1.7% from that reported at December 31, 2008.  Demand deposits were up 5.6% year-over-year, and up 11.7% from that reported at December 31, 2008. Despite the increase in loan loss provision the Company was still profitable in the first quarter and held its net interest margin above 5%.

The Bank continues diligent oversight of the loan portfolio and has been extremely proactive in monitoring credit quality. Management has been and will continue to perform internal credit reviews on a quarterly basis and has concluded that an independent loan review will be conducted semi-annually in an effort to more quickly identify any additional problem assets and mitigate any potential loss to the Bank.

The housing and general economic slowdown has led to an increase in non-performing loans during the first quarter, which makes it prudent to write-down loans to their current fair market value. The Bank is not waiting for regulators to tell us when to write-down or charge off loans. The Bank has been diligent in recognizing deficiencies inherent in impaired loans and proactively bringing the balances in line with current values. The collateral securing the loans charged-off during the first quarter consists of real estate and various forms of business assets.  We are currently working with borrowers and collateral is being actively marketed to minimize future charge-offs.

The Company’s liquidity has increased substantially as a result of strong deposit growth during the quarter. The Company continues to benefit from new core deposits from the inflow from the larger banks in our market area.  The liquidity ratio was 11.50% at March 31, 2009, compared to 6.79% at December 31, 2008.  Additional sources of liquidity remain strong, as the Bank has additional borrowing lines with the Federal Home Loan Bank (“FHLB”) as well as credit arrangements with correspondent banks to provide liquidity for a variety of reasons, including the day to day demands of depositors.  At March 31, 2009, the Bank’s remaining capacity to borrow against these lines was approximately $118.2 million.  Additionally, the Bank has established borrowing capacity at the Federal Reserve Bank but has yet to provide collateral for the use of the line. The Bank still has the ability to purchase brokered funds from a variety of sources, providing for yet an additional source of secondary funding.

The following provides a summary of operating results for the periods ended March 31, 2009 and 2008:

•
Interest income for the three month period ended March 31, 2009 was approximately $11.9 million.  This, when compared to the $12.8 million reported for the same period ended a year earlier, represents a decline of approximately $0.9 million  or 7.2%.  The year over year decline is primarily attributable to the actions taken by the Federal Reserve to lower the overnight Fed Funds rate from 4.25% to within a range of 0.00% and 0.25%.

•
Interest expense for the three month period ended March 31, 2009 was approximately $2.3 million.  This, when compared to the $3.7 million reported for the same period ended a year earlier, represents a decline of approximately $1.4 million or 37.0%.  The year over year decline is mainly attributable to the dramatic declines in the overnight Fed Funds rate previously referred to above.

•
Net interest income for the first quarter of 2009 was approximately $0.5 million or 4.9% higher than the $9.1 million reported for the same period ended a year earlier.  An $83.5 million year over year increase in average interest earning assets contributed significantly to the year over year increase in net interest income.

•
The net interest margin for the first quarter of 2009 was 5.03% or 30 basis points lower than the 5.33% reported for the same period ended a year earlier.  Higher earning assets on a year over year basis in conjunction with a significant drop in interest rates placed pressure on the net interest margin.  However, since significant portions of the Bank’s interest bearing liabilities possess a floating rate, the Bank was able to mitigate substantial declines in the margin during a time where we saw the overnight Fed Funds rate decline by over 400 basis points.

Management’s Discussion and Analysis

•
Non-interest income for the three months ended March 31, 2009 was approximately $1.6 million.  This, when compared to the $1.4 million reported for the same period ended a year earlier, represents an increase of approximately $0.2 million or 15.4%.  Increases in mortgage origination income as well as gains recognized on the sale of investment securities contributed to the year over year increase.

•
Non-interest expenses for the three months ended March 31, 2009 were approximately $7.4 million.  This, when compared to the $7.6 million reported for the same period ended a year earlier, represents a decline in the approximate amount of $0.2 million or 2.6%.  Efficiencies gained with respect to staffing as well as the implementation of additional expense controls have proved to be beneficial in reducing non-interest expenses on a year over year basis.

The following provides a summary for significant year to date changes in balances as of March 31, 2009:

•
At March 31, 2009, net loan balances were approximately $679.7 million or $11.7 million and 1.7% higher than the $668.0 million reported at December 31, 2008.  See also “Loans” under “Financial Condition” of this discussion and analysis for additional information regarding the Bank’s loan portfolio.

•
At March 31, 2009, total deposits were approximately $664.8 million or $61.3 million and 10.2% higher than the $603.5 million reported at December 31, 2008.  Deposits, exclusive of brokered were approximately $580.3 million or $25.4 million higher than the $554.9 million reported at December 31, 2008.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this discussion and analysis for information regarding the Bank’s deposit liabilities.

•
At March 31, 2009, borrowings with the FHLB were $95.0 million or approximately $14.0 million lower than the $109.0 million reported at December 31, 2008.  Higher deposit balances and Management’s intent to ensure an appropriate mix of secondary funding resulted in fewer borrowings with the FHLB.

The following provides an overview of asset quality as of March 31, 2009:

•	At March 31, 2009, the balance of non-accruing loans was approximately $20.3 million or $2.0 million higher than the $18.3 million reported at December 31, 2008.

•	As of March 31, 2009, the allowance for loan losses represented 1.51% of total gross loans and 1.53% of total gross loans as of December 31, 2008.

•
As previously mentioned, during the three months ended March 31, 2008, the Bank made provisions to the allowance for loan losses in the approximate amount of $2.1 million and charged-off approximately $2.1 million in loan balances.

•
For the three months ended March 31, 2009, net charge-off’s to average gross loans were 0.30%.  When compared to the 0.01% reported for the same period ended a year earlier, represents an increase of approximately 29 basis points.

•	During the first quarter of 2009, the Bank moved approximately $1.7 million related to one loan to OREO status. As of March 31, 2009, the balance of OREO was $2.9 million.

In spite of the year to date increase in non-performing assets, the Bank is encouraged to see sale activity for $3 million in non-performing assets that is expected to close during the second quarter of 2009. There also appears to be increased bona fide interest in properties as reflected in the commitment to purchase letter the Bank recently received for another $1 million property.

See also “Non Performing Assets” under “Financial Condition” of this discussion analysis for additional information related asset quality.

Management’s Discussion and Analysis

Recent Developments

During the third and fourth quarters of 2008, the credit and equity markets came under significant duress as confidence by many in the U.S. financial system began to wane.  During the later part of 2007 and throughout 2008, many U.S. financial institutions were forced to significantly write-down the values of certain classes of assets in response to the weakened real estate market.  These losses lead to strained capital levels, impairing the confidence of many depositors and others providing funding to the nation’s banks, which in turn lead to a crisis of liquidity.  With liquidity levels of many financial institutions significantly weakened, borrowing costs began to rise considerably and the flow of credit to consumers and between banks all but came to a halt.  In response to this, the weakened economy and other factors, the U.S. Congress passes the Emergency Economic Stabilization Act of 2008 (the “EESA”) in October of 2008.  Under the EESA, the Department of the U.S. Treasury formed the Troubled Asset Relief Program (the “TARP”).  The TARP gives the U.S. Treasury the power to make purchases of certain troubled assets as well as the direct purchase of equity from U.S. financial institutions under the CPP.  Although the Company’s liquidity levels remained adequate and the Bank and Company were well capitalized throughout 2008, the Company applied to participate in the CPP to keep all capital raising options available.  On February 27, 2009, the Company received shareholder approval to add an authorized class of preferred stock to the Company’s Articles of Incorporation that allowed the Company to participate in the CPP and will also allow for more flexibility in capital raising efforts in general.  On March 20, 2009, the Company issued 21,000 shares of Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million.  Additionally, the Company issued a warrant to the U.S. Treasury to purchase 611,650 shares of our common stock at a price of $5.15 per share, representing 15% of the preferred issuance or approximately $3.2 million.  For a more detailed discussion regarding the Company’s participation in the CPP, see Note 8. Preferred Stock, to the consolidated financial statements filed on this Form 10-Q.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”).  To ensure the continued strength of the DIF, the FDIC will impose a special assessment on all insured institutions of 20 basis points on June 30, 2009 to be collected on September 30, 2009.  Under the ruling, the FDIC may impose an additional assessment of 10 basis points after June 30, 2009 if deemed by the FDIC to be necessary.  Although the exact dollar amount of this assessment will not be known until the assessment date, the Company anticipates this ruling will have a material impact on its results of operations during the second quarter of 2009.

Dividends and Stock Repurchases

On April 24, 2008, the Board of Directors declared a 5% stock divided to be paid on May 16, 2008 to shareholders of record on May 2, 2008.  This stock dividend represented a change in the form of dividend payment to the Company’s shareholders away from cash dividends in order to retain the Company’s capital for future growth.

On January 24, 2008, the Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 15, 2008 to shareholders of record on February 1, 2008.

The Company made no repurchases of its common stock during the three months ended March 31, 2009 or for all of 2008.

Management’s Discussion and Analysis

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	03/31/09	12/31/08	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07

Return on average assets	0.54%	-0.63%	0.27%	0.35%	0.91%	1.11%	1.12%	1.25%

Return on average equity	6.04%	-6.93%	2.94%	3.84%	9.55%	11.65%	12.09%	13.84%

Return on average common equity	6.19%	-6.93%	2.94%	3.84%	9.55%	11.65%	12.09%	13.84%

Average equity to average assets	8.95%	9.06%	9.16%	9.14%	9.48%	9.49%	9.27%	9.02%

Average common equity to average assets	8.64%	9.06%	9.16%	9.14%	9.48%	9.49%	9.27%	9.02%

Net interest margin	5.03%	5.04%	5.18%	5.28%	5.33%	5.33%	5.44%	5.56%

Efficiency ratio*	66.71%	66.43%	64.40%	66.31%	72.17%	67.26%	66.89%	64.32%

Average loans to average deposits	112.39%	109.95%	111.54%	109.26%	103.64%	96.40%	95.79%	103.52%

Net Income	$1,102	$(1,254)	$534	$691	$1,675	$1,978	$1,628	$1,800

Net income available to common shareholders	$1,091	$(1,254)	$534	$691	$1,675	$1,978	$1,628	$1,800

Earnings Per Common Share:
Basic	$0.14	$(0.16)	$0.07	$0.09	$0.22	$0.26	$0.24	$0.27
Diluted	$0.14	$(0.16)	$0.07	$0.09	$0.21	$0.25	$0.23	$0.26
Outstanding Shares:
Basic	7,689,317	7,660,342	7,709,600	7,705,174	7,694,546	7,682,730	6,796,286	6,754,321
Diluted	7,824,377	7,721,460	7,798,321	7,830,390	7,851,831	7,887,206	7,013,070	7,027,090

* The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on the sale of investment securities.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 262,000, 86,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season for numerous vegetables and fruits.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. While the economy in our primary markets of San Luis Obispo and Santa Barbara counties have not been immune to the negative impacts of both the national and state economies, the abundant tourism that has developed over the past decade in our market area, especially in the wine industry and coastal communities, has helped sustain our local economy in previous economic downturns.

2008 proved to be a challenging year not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2008 and economic growth began to significantly slow, the ability of borrowers to satisfy their obligations to the financial sector began to languish.  These among other factors placed severe stress on the U.S. financial system, leading to a crisis of confidence, further downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, our primary market area has historically enjoyed a more stable level of economic activity; however we believe these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 11.2%.  Within our primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 8.1% and 8.3%, respectively.  Additionally, housing prices have fallen significantly year over year within California, showing an approximate 42% year over year decline as of December 2008.  Within the Company’s primary market, we have seen housing prices fall in San Luis Obispo and Santa Barbara counties from year ago levels by approximately 29% and 34%, respectively.  However, sales have been relatively strong within the Company’s primary market area, climbing approximately 32% during 2008, the majority of which can be attributed to sales of foreclosed properties.  That said, the lack of oversupply in our market, desirable climate, close proximity to beaches, lakes and the wine industry, for both San Luis Obispo and Santa Barbara Counties have to some degree provided support for the real-estate market in our area.

Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2008 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K.

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

Management’s Discussion and Analysis

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

Securities Available for Sale

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

Goodwill and Other Intangible Assets

As discussed in the 2008 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K, we assess goodwill and other intangible assets each year for impairment.  The Company’s assessment at December 31, 2008, pursuant to its Goodwill Impairment Testing Policy, was performed with the assistance of an independent third party and resulted in no impairment.

Management’s Discussion and Analysis

Results of Operations

The Company’s earnings are highly influenced by changes in short term interest rates.  The nature of the Company’s balance sheet can be summarily described as of short duration and asset sensitive. The balance sheet is of short duration because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and Prime interest rates.  This was evidenced during 2008, as the Federal Open Market Committee (“FOMC”) cut the overnight Fed Funds rate by over 400 basis points, placing pressure on the level of and growth in net interest income.

Contributing significantly to an asset sensitive balance sheet is a relatively large volume of non-interest bearing demand deposit accounts which effectively never re-price.  Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and conversely, a reduction in short term interest rates will result in reduced net interest margin.  However, as a result of promotions in the last two years designed to attract lower cost core deposits, the Bank was able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to a more neutral position regarding interest rate sensitivity.  This was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Fed Funds rate during 2008.

For the three months ended March 31, 2009 and 2008, the net interest margin was 5.03% and 5.33%, respectively.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three months ended March 31, 2009 and 2008 reflect the impact of dramatically lower interest rates throughout the majority of 2008 as the result of a significantly weakened economy.

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

The Company was able to keep the net interest margin in the 5% range during the first quarter of 2009, down only 1bp compared to the previous quarter and 30bps from the year ago quarter. The strong net interest margin is driven by floors that have been placed on loans throughout the past several years and the ability to re-price on the liability side of the balance sheet, specifically money market Accounts and alternative sources of funding such as FHLB borrowing and brokered deposits. The net interest margin was 5.03% for the first quarter of 2009, compared to 5.04% during the preceding quarter and 5.33% for the first quarter a year ago.  This compares to a ratio of 4.02% for all California Public Banks at December 31, 2008 (the most current data published).

Management’s Discussion and Analysis

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three month periods ended March 31, 2009 and 2008. The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	March 31, 2009			March 31, 2008
			Income/			Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	3.41%	$1	$330	3.66%	$3
Investment securities taxable	45,201	4.98%	555	38,144	4.99%	473
Investment securities non-taxable	17,163	4.40%	186	17,122	4.30%	183
Federal funds sold	12,844	0.22%	7	8,013	3.36%	67
Loans (1) (2)	695,774	6.50%	11,147	623,981	7.79%	12,091
Total interest earning assets	771,101	6.26%	11,896	687,590	7.50%	12,817

Allowance for possible loan losses	(10,623)			(6,204)
Other assets	66,896			62,769
Total assets	$827,374			$744,155

Interest Bearing Liabilities:
Interest bearing demand	$64,627	0.53%	84	$66,873	0.56%	93
Savings	22,069	0.17%	9	32,926	1.60%	131
Money market	173,145	1.55%	660	204,104	2.53%	1,282
Time deposits	143,145	2.71%	955	147,541	4.07%	1,493
Brokered money market funds	40,860	0.64%	64	-	0.00%	-
Brokered time deposits	29,390	2.11%	153	6,499	5.38%	87
Total interest bearing deposits	473,236	1.65%	1,925	457,943	2.71%	3,086
Federal funds purchased	650	1.25%	2	4,209	3.44%	36
Securities sold under agreement to repurchase	2,638	0.15%	1	2,065	3.12%	16
Federal Home Loan Bank borrowing	109,478	0.91%	246	43,610	3.10%	336
Junior subordinated debentures	13,403	4.69%	155	13,403	6.69%	223
Total borrowed funds	126,169	1.30%	404	63,287	3.88%	611
Total interest-bearing liabilities	599,405	1.58%	2,329	521,230	2.85%	3,697
Non-interest bearing demand	145,849			144,108
Total funding	745,254	1.27%	2,329	665,338	2.23%	3,697
Other liabilities	8,086			8,247
Total liabilities	$753,340			$673,585

Stockholders' Equity:
Preferred stock	$2,554			$-
Common stock	48,649			44,036
Additional paid in capital	1,338			711
Retained earnings	22,777			25,703
Valuation allowance investments	(1,284)			120
Total stockholders' equity	$74,034			$70,570
Total liabilities and stockholders' equity	$827,374			$744,155

Net interest income			$9,567			$9,120
Net interest margin (3)		5.03%			5.33%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $258 and $355 for the three months ending March 31, 2009 and 2008, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Rate is annualized using actual number of days in period.

Management’s Discussion and Analysis

The table below sets forth changes in average interest earning assets and their respective yields for the three month period ending March 31, 2009 compared to the same period ended in 2008:

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	March 31,		Variance		March 31,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Time deposits with other banks	$119	$330	$(211)	-63.94%	3.41%	3.66%	-0.25%
Investment securities taxable	45,201	38,144	7,057	18.50%	4.98%	4.99%	-0.01%
Investment securities non-taxable	17,163	17,122	41	0.24%	4.40%	4.30%	0.10%
Federal funds sold	12,844	8,013	4,831	60.29%	0.22%	3.36%	-3.14%
Loans (1) (2)	695,774	623,981	71,793	11.51%	6.50%	7.79%	-1.29%

Total interest earning assets	$771,101	$687,590	$83,511	12.15%	6.26%	7.50%	-1.24%
(1) Nonaccrual loans have been included in total loans.
(2) Loan fees of $258 and $355 for the three months ending March 31, 2009 and 2008, respectively have been included in the interest income computation.

At March 31, 2009, average interest earning assets were approximately $83.5 million higher than that reported a year earlier. Organic growth in the loan portfolio is the primary factor behind the increase.

For the three month period ended March 31, 2009, the average yield on loans was 6.50%.  This represents a decline of 129 basis points from the 7.79% reported for the same period ended a year earlier.  As economic conditions worsened throughout 2008, the FOMC moved to cut the overnight Fed Funds rate by over 400 basis points, which had a direct impact on yields in the loan portfolio.  The decline in the yield of the loan portfolio is the primary factor contributing to the year over year decline in the yield on earning assets.  For the three month period ended March 31, 2009, the yield on earning assets declined approximately 124 basis points when compared to the same period ended a year ago.

Year over year increases in the average balance of taxable investment securities can be attributable to purchases the Bank made in a mix of collateralized mortgage obligations from government sponsored agencies and private issuers.

The table below sets forth changes in average interest bearing liabilities and their respective rates for the three month period ending March 31, 2009 compared to the same period ended in 2008:

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	March 31,		Variance		March 31,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Interest bearing demand	$64,627	$66,873	$(2,246)	-3.36%	0.53%	0.56%	-0.03%
Savings	22,069	32,926	(10,857)	-32.97%	0.17%	1.60%	-1.43%
Money market	173,145	204,104	(30,959)	-15.17%	1.55%	2.53%	-0.98%
Time deposits	143,145	147,541	(4,396)	-2.98%	2.71%	4.07%	-1.36%
Brokered money market funds	40,860	-	40,860	100.00%	0.64%	0.00%	0.64%
Brokered time deposits	29,390	6,499	22,891	352.22%	2.11%	5.38%	-3.27%
Federal funds purchased	650	4,209	(3,559)	-84.56%	1.25%	3.44%	-2.19%
Securities sold under agreement to repurchase	2,638	2,065	573	27.75%	0.15%	3.12%	-2.97%
Federal Home Loan Bank borrowing	109,478	43,610	65,868	151.04%	0.91%	3.10%	-2.19%
Long term debt	13,403	13,403	-	0.00%	4.69%	6.69%	-2.00%

Total interest-bearing liabilities	$599,405	$521,230	$78,175	15.00%	1.58%	2.85%	-1.27%

At March 31, 2009, the balance of interest bearing liabilities was approximately $78.2 million higher than that reported a year earlier.  During the majority of 2008 and into the first quarter of 2009, the Bank experienced continued strong loan demand.  Meeting this demand with appropriately priced funding proved to be challenging during 2008, resulting in higher year over year average balances from alternative funding sources.  This is evidenced in the table above, with increases in Federal Home Loan Bank borrowings, brokered time deposits and additional money market deposits obtained from the Reserve.  As conditions in the financial services industry worsened dramatically throughout 2008, many financial institutions in severe need of liquidity engaged in irrational deposit pricing, making it difficult for the Bank to attract and retain core deposits.  Management chose not to engage in this type of pricing and instead pursued other inexpensive sources of funding to meet the demands of borrowers and mitigate any substantial year over year decline in the net interest margin.

Additionally, the Bank stayed relatively short with respect to its interest bearing liabilities during 2008 and into the first quarter of 2009.  This proved to be beneficial with respect to the cost of our interest bearing liabilities as the Federal Reserve moved aggressively to lower the overnight Fed Funds rate by over 400 basis during 2008.

Management’s Discussion and Analysis

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three month period ended March 31, 2009 over the same period ended in 2008, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended
	March 31, 2009 over 2008
(dollars in thousands)	Volume	Rate	Total
Interest Income:
Loans (1)	$2,122	$(3,066)	$(944)
Investment securities taxable	83	(1)	82
Investment securities non-taxable (2)	-	5	5
Taxable equivalent adjustment (2)	-	(2)	(2)
Investments with other banks	(2)	-	(2)
Federal funds sold	109	(169)	(60)

Net increase (decrease)	2,312	(3,233)	(921)

Interest Expense:
Savings, now, money market	(211)	(542)	(753)
Time deposits	(44)	(494)	(538)
Brokered funds	80	50	130
Other borrowings	(183)	44	(139)
Long term borrowings	-	(68)	(68)

Net increase (decrease)	(358)	(1,010)	(1,368)

Total net increase (decrease)	$2,670	$(2,223)	$447

(1) Loan fees of $258 and $355 for the three months ending March 31, 2009 and 2008 respectively.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below sets forth changes in non-interest income for the three month period ended March 31, 2009 compared to the same period ended in 2008:

	For the three months ended
	March 31,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Service charges on deposit accounts	$712	$772	$(60)	-7.77%
ATM/Debit Card transaction/interchange fees	215	209	6	2.87%
Bancard	37	43	(6)	-13.95%
Mortgage origination fees	330	166	164	98.80%
Earnings on bank owned life insurance	122	112	10	8.93%
Other commissions and fees	148	137	11	8.03%
Gain on sale of investment securities	122	-	122	100.00%
Loss on sale of OREO	(27)	-	(27)	100.00%
Gain on sale of FF&E	1	-	1	100.00%

Total non-interest income	$1,660	$1,439	$221	15.36%

Non-interest income for the three months ended March 31, 2009 increased approximately $221 thousand or 15.4% when compared to the same period ended in 2008.  Contributing substantially to the year over year increase was an increase in mortgage origination fee income.  Income within this category increased approximately $164 thousand or 98.8% when compared to the same period ended a year earlier.  The Bank witnessed a significant increase in the number of home loan re-financings during the first quarter of 2009 when compared to the same period ended a year earlier as a result of a significantly lower rate environment.

As the result of mass exits by competitors from mortgage origination, approximately 18 months ago the Bank recognized the opportunity to expand the mortgage origination department. The Bank hired a well seasoned mortgage manager who has been able to expand the Bank’s penetration into the origination market both in San Luis Obispo and Santa Barbara counties. This strategy has full traction at this point as is exhibited by the revenue generation of the department.

Management’s Discussion and Analysis

The table below illustrates the change in the number and total dollar volume of mortgage loans originated during the three months ended March 31, 2009 when compared to the same period ended in 2008.

	For the three months ended March 31,
(dollars in thousands)	2009	2008	Variance
Dollar volume	$42,065	$16,404	156.4%

Number of loans	129	45	186.7%

Service charges on deposit accounts declined approximately $60 thousand during the first quarter of 2009 when compared to the same period ended a year earlier which can be attributed to an approximate $42 thousand decline in fees charged to customers for insufficient funds.

All other non-interest income during the first quarter of 2009 was approximately $117 thousand higher than that reported for the same period ended a year earlier.  The year over year increase within this category can be attributed in large part to gains recognized from the sale of five investment securities and equipment in the approximate amounts of $122 thousand and $1 thousand, respectively.  These gains were slightly offset by losses the Bank recognized in connection with the sale of an OREO property in the approximate amounts of $27 thousand.

Non-Interest Expenses

The table below sets forth changes in non-interest expenses for the three month period ended March 31, 2009 compared to the same period ended in 2008:

	For the three months ended
	March 31,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Salaries and employee benefits	$3,803	$4,225	$(422)	-9.99%
Occupancy	852	772	80	10.36%
Equipment	325	367	(42)	-11.44%
Promotional	101	247	(146)	-59.11%
Data processing	670	654	16	2.45%
Stationery and supplies	105	119	(14)	-11.76%
Regulatory fees	143	108	35	32.41%
Audit and tax costs	148	114	34	29.82%
Amortization of core deposit intangible	263	215	48	22.33%
Director fees	83	78	5	6.41%
Communications	62	73	(11)	-15.07%
Other	870	648	222	34.26%

Total non-interest expense	$7,425	$7,620	$(195)	-2.56%

Salary and Employee Benefits

Salaries and employee related expenses declined approximately $422 thousand for the three month period ended March 31, 2009 when compared to the same period ended a year earlier.  Efficiencies the Bank gained with respect to staffing during the later part of 2008 and into the first quarter of 2009 contributed to the majority of the year over year decline within this category.

Occupancy Expenses

Year over year increases within this category are primarily attributable to annual increases in rental expense.

Management’s Discussion and Analysis

Promotion Expenses

Year over year declines within this category are primarily attributable to cost cutting measures Management implemented during the first quarter of 2009.

Regulatory Fees

For the three months ended March 31, 2009, regulatory fees were approximately $35 thousand higher than that reported for the same period ended a year earlier.  Quarterly assessment fees imposed by the FDIC have increased from year ago levels and are expected to increase substantially further throughout 2009.  Increased assessment fees are the result of the FDIC’s efforts to strengthen the Deposit Insurance Fund.

Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First the Company booked CDI in the approximate amount of $3.8 million.  The balance of this intangible will be amortized over a six year period pursuant to a schedule provided in the initial valuation process.  For the three months ended March 31, 2009 CDI amortization was approximately $48 thousand higher than that reported for the same period ended in 2008 of which substantially all can be attributed to the Business First acquisition.

Other Expenses

Expenses within this category increased approximately $222 thousand during the three months ended March 31, 2009 when compared to the same period ended a year ago.  The majority of the increase within this category can be attributed to expenses incurred related to the acquisition of and maintenance of foreclosed collateral in the approximate amount of $67 thousand as well as the write down of two OREO properties.  Expenses related to OREO write downs during the first quarter of 2009 totaled approximately $73 thousand and are based upon updated appraisal information.

Year over year increases within this category can also be attributed to increased loan department costs related to strong mortgage origination volume.  Loan department costs increased approximately $46 thousand from year ago levels.

Provision for Income Taxes

For the three month periods ended March 31, 2009 and 2008 the provision for income taxes was 34.9% and 37.9% of pre tax income.  The primary reason behind the year over year decline in the Company’s effective tax rate when compared to the same period ended a year earlier is attributable to substantial increases in the provision for loan losses and the permanent difference associated with interest income the Company earned on municipal securities as well as income from holdings of bank owned life insurance becoming a larger percentage of overall taxable income.

Provision for Loan Losses

An allowance for loan losses has been established by Management to provide for those loans that may not be repaid in their entirety for a variety of reasons.  The allowance is maintained at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjectively determined allocation.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries.  The provision for loan losses is based upon past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.  Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by Management to be un-collectible.

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

Management’s Discussion and Analysis

The Bank accounts for problem loans in accordance with SFAS No.114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”  These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired.  Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor.  The allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  The general portfolio allocation of the allowance consists of an assigned reserve percentage based on the credit rating of the loan.  The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Bank’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses for the three months ended March 31, 2009 is consistent with prior periods.

The Bank’s provision for loan losses was $2.1 million and $0.2 million for the three month period ended March 31, 2009 and 2008, respectively.

Provisions made to the allowance for loan losses during the first quarter of 2009, were approximately $1.9 million higher than that reported for the same period a year earlier.  As economic conditions throughout 2008 worsened on national, state and local levels, the Bank moved to increase the allowance as required by monthly analyses the Bank conducts in determining its adequacy to cover potential losses in the loan portfolio.  The Bank employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Bank typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  Management believes the significant economic downturn witnessed during 2008 and that has continued into 2009 has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Bank, resulting in watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  Additionally, the Bank makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 have continued thus far into 2009 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in significant year over year increases in loan loss provisions.

Year over year increases in the balance of non-performing loans as well as charge-offs also contributed to the additional provisions the Bank made to the allowance for loan losses during the first quarter of 2009.  Losses in the commercial and industrial and construction and land segments of the loan portfolio during the first quarter of 2009 when compared to the same period a year earlier, increased significantly.  Although the majority of losses within these segments of the portfolio were the result of several large write-downs, the Bank has witnessed an increase in the number and total dollar volume of past due and non-accruing balances within the commercial and industrial, construction and land segments.  Continued increases in the number and dollar volume of non-performing loans may result in further provisions to the allowance for loan losses.

Looking forward into 2009, Management anticipates there to be further weakness in economic conditions on national, state and local levels.  Many economic forecasts suggest further increases in the national unemployment rate, which will undoubtedly place continued pressure on conditions within the Bank’s primary market area.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Bank has extended credit and as a result the Bank may be required to make further significant provisions to the allowance for loan losses during 2009.  That said, Management has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of March 31, 2009, Management believes, based on all current and available information, the allowance for loan losses is adequate to absorb current estimable losses within the loan portfolio.

Management’s Discussion and Analysis

Financial Condition

At March 31, 2009, total assets were $872.3 million.  This when compared to the $805.6 million reported at December 31, 2008, represents an increase of approximately $66.7 million.  An approximate $37.4 million increase in the balance of federal funds sold is the primary reason behind the year to date increase in total assets.  During March 2009, the Company obtained $21.0 million under the U.S. Treasury’s CPP, which is reflected in the balance of federal funds sold as of March 31, 2009.  The Company is currently in the process of determining the most appropriate way to deploy these funds.

Contributing to the year to date increase in total assets was an $11.8 million increase in the balance of investments held for sale, resulting from purchases the Bank made during the first quarter of 2009.  Also contributing to the year to date increase in total assets was an $11.6 million increase in net loan balances.

At March 31, 2009, total deposits were approximately $664.8 million or approximately $61.3 million higher than the $603.5 million reported at December 31, 2008.  Increases in non-interest bearing demand, savings and retail time deposits contributed to the year to date increase in deposits.  Increases in brokered deposits also contributed to the year to date increase in total deposit balances, as the Bank chose to use a mix of alternative sources to help fund balance sheet growth and rely less on Federal Home Loan Bank borrowing.

Loans

At March 31, 2009 total gross loan balances were $691.6 million.  This represents an increase of approximately $11.5 million or 1.7% from the $680.1 million reported at December 31, 2008.  Higher real estate secured and commercial loan balances contributed to the majority of the year to date increase in the portfolio.

The following table provides a summary of year to date variances in the loan portfolio as of March 31, 2009:

	March 31,	December 31,	Variance
(dollars in thousands)	2009	2008	dollar	percentage
Real Estate Secured
Multi-family residential	$17,569	$16,206	$1,363	8.41%
Residential 1 to 4 family	23,063	23,910	(847)	-3.54%
Home equity line of credit	28,929	26,409	2,520	9.54%
Commercial	294,825	285,631	9,194	3.22%
Farmland	9,426	10,723	(1,297)	-12.10%
Commercial
Commercial and industrial	167,149	157,674	9,475	6.01%
Agriculture	13,989	13,744	245	1.78%
Other	575	620	(45)	-7.26%
Construction
Single family residential	16,590	11,414	5,176	45.35%
Single family residential - Spec.	12,850	15,395	(2,545)	-16.53%
Tract	3,190	2,431	759	31.22%
Multi-family	5,727	5,808	(81)	-1.39%
Hospitality	8,292	18,630	(10,338)	-55.49%
Commercial	21,056	21,484	(428)	-1.99%
Land	60,031	61,681	(1,650)	-2.68%
Installment loans to individuals	8,038	7,851	187	2.38%
All other loans (including overdrafts)	342	536	(194)	-36.19%

Total loans, gross	691,641	680,147	11,494	1.69%

Deferred loan fees	1,555	1,701	(146)	-8.58%
Reserve for possible loan losses	10,429	10,412	17	0.16%

Total loans, net	$679,657	$668,034	$11,623	1.74%

Loans held for sale	$13,806	$7,939	$5,867	73.90%

Management’s Discussion and Analysis

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Bank’s loan portfolio as of March 31, 2009:

	March 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Retail	$37,122	$677	$37,799	9.4%	42.6%	61	$3,320
Professional	71,490	910	72,400	18.1%	81.5%	103	8,875
Hospitality	65,957	20	65,977	16.5%	74.3%	39	10,891
Multi-family	17,569	165	17,734	4.4%	20.0%	18	5,837
Home equity lines of credit	28,929	20,839	49,768	12.4%	56.0%	297	1,250
Residential 1 to 4 family	23,063	946	24,009	6.0%	27.0%	65	3,000
Farmland	9,426	1,673	11,099	2.8%	12.5%	23	1,937
Healthcare / medical	16,923	-	16,923	4.2%	19.1%	30	2,202
Restaurants / food establishments	7,248	-	7,248	1.8%	8.2%	14	2,541
Commercial	78,873	1,412	80,285	20.0%	90.4%	116	4,714
Other	17,212	351	17,563	4.4%	19.8%	33	2,865

Total real estate secured	$373,812	$26,993	$400,805	100.0%	451.4%	799	$47,432

As of March 31, 2009, real estate secured balances represented approximately $373.8 million of total gross loan balances.  This when compared to the $362.9 million reported at December 31, 2008, represents an increase of approximately $10.9 million or 3.0%.  The primary factor behind the year to date increase within this category can be attributed to the completion of two large construction projects and their subsequent reclassification from construction to commercial real estate.  The aggregate balance of these two loans totaled approximately $8.9 million as of March 31, 2009.  Also contributing to the increase in the commercial real estate category was the funding of six new loans in amounts in excess of $100 thousand, totaling approximately $4.1 million.  These loans were made to sectors classified as hospitality, professional, healthcare / medical, and commercial.  The Bank also had several pay downs in excess of $100 thousand in the aggregate amount of $3.1 million within this category.

Loans classified as multi-family residential also contributed to the year to date increase within the real estate secured portfolio.  Contributing substantially to the year to date increase was the funding of one loan in the aggregate amount of $2.3 million.  This loan was made to a non profit organization within the Bank’s primary market.  Notable pay downs within this category include the pay down of one loan in the aggregate amount of $1.3 million.

HELOC disbursements also contributed to the year to date increase within the real estate secured portfolio, rising approximately $2.5 million from the $26.4 million reported at December 31, 2008.

At March 31, 2009, real estate secured balances represented approximately 451.4% of the Bank’s total risk based capital.  This when compared to the 510.7% reported at December 31, 2008, represents a decline of 59.3 percentage points.  The additional capital obtained under the U.S. Treasury’s CPP is the primary factor behind the year to date decline.  Additionally, while the real estate secured portfolio in aggregate represents a concentration, no single category within this segment of the portfolio is considered a concentration as of March 31, 2009.

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

At March 31, 2009, approximately $161.1 million or 43.1% of the real estate secured segment of the loan portfolio was considered owner occupied.

Management’s Discussion and Analysis

Commercial

The following table provides a break-down of the commercial and industrial segment of the Bank’s commercial loan portfolio as of March 31, 2009:

	March 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Agriculture	$3,304	$1,798	$5,102	2.0%	5.7%	26	$2,000
Oil / Gas and Utilities	2,038	916	2,954	1.2%	3.3%	12	1,200
Construction	20,160	15,745	35,905	14.1%	40.4%	174	2,750
Manufacturing	12,311	9,726	22,037	8.7%	24.8%	112	2,100
Wholesale and Retail	14,197	7,483	21,680	8.5%	24.4%	127	1,250
Transportation and Warehousing	2,753	598	3,351	1.3%	3.8%	35	596
Media & Information Services	11,133	2,507	13,640	5.4%	15.4%	26	8,000
Financial Services	19,508	7,151	26,659	10.5%	30.0%	51	6,000
Real-Estate / Rental and Leasing	16,110	8,805	24,915	9.8%	28.1%	95	3,500
Professional Services	19,449	9,962	29,411	11.6%	33.1%	150	2,000
Healthcare / Medical & Social Services	15,010	18,387	33,397	13.1%	37.6%	118	11,355
Restaurants and Hospitality	23,637	3,302	26,939	10.6%	30.3%	109	6,000
All Other	7,539	890	8,429	3.2%	9.5%	66	2,062

Commercial and industrial	$167,149	$87,270	$254,419	100.0%	286.4%	1,101	$48,813

At March 31, 2009, commercial loans represented approximately $181.7 million of total gross loan balances.  This when compared to the $172.0 million reported at December 31, 2008, represents an increase of approximately $9.7 million.  Increases in the commercial and industrial category were the primary factor behind the year to date increase.

During the first quarter of 2009, the Bank made notable disbursements on new and existing loans in amounts of $250 thousand or more totaling approximately $11.3 million.  With the majority of these fundings attributable to new loans within sectors classified as restaurants and hospitality, financial services, oil / gas and utilities, manufacturing, construction, media and information services, and professional.  Notable pay downs within the commercial and industrial category in amounts of $250 thousand or more occurred on ten such loans totaling approximately $6.7 million for the first quarter of 2009.

Although the commercial and industrial category as a whole does represent a concentration at 286.4% of the Bank’s total risk based capital, there was no one particular industry to which the Bank has extended credit within the commercial and industrial category that represented a concentration as of March 31, 2009.

Construction

The following table provides a break-down of the construction segment of the Bank’s loan portfolio as of March 31, 2009:

	March 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$16,590	$7,784	$24,374	27.0%	27.5%	30	$4,600
Single family residential - Spec.	12,850	908	13,758	15.3%	15.5%	14	3,480
Tract	3,190	883	4,073	4.5%	4.6%	16	649
Multi-family	5,727	2,256	7,983	8.9%	9.0%	5	3,584
Commercial	21,056	4,562	25,618	28.4%	28.9%	23	4,000
Hospitality	8,292	6,029	14,321	15.9%	16.1%	3	7,359

Total construction	$67,705	$22,422	$90,127	100.0%	101.6%	91	$23,672

At March 31, 2009, construction balances represented approximately $67.7 million or 9.8% of total gross loan balances.  This when compared to the $75.2 million reported at December 31, 2008, represents a decline of approximately $7.5 million. As previously alluded to the primary factor behind the year to date decline can be attributed to construction loans moving into amortizing loans under the commercial real estate category.

Management’s Discussion and Analysis

Increases in the single family residential category can be attributed in large part to disbursements on existing projects.  During the first quarter of 2009, the Bank made two new loans within this category in the aggregate amount of $0.4 million.

Year to date declines in the category of single family residential – spec can be attributed in large part to the charge off of three loans to two borrowers in the aggregate amount of $1.3 million as well as the movement of one loan in the amount of $1.7 million to OREO status during the first quarter.

At March 31, 2009, hospitality construction loans were approximately $10.3 million lower than the $18.6 million reported at December 31, 2008.  The year to date decline can be attributed to one large loan in the approximate amount of $7.9 million converting to an amortizing loan and moving to the commercial real estate category.  Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

At March 31, 2009 approximately $5.3 million in construction loan balances were on non accrual status.  See also “Non Performing Assets” of this Discussion and Analysis filed for a more detailed discussion concerning the loans the Bank has placed on non-accrual.

At March 31, 2009 total construction commitments represented approximately 101.6% of the Bank’s total risk based capital.  This when compared to the 135.9% reported at December 31, 2008, represents a decline of approximately 34.3 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP contributed substantially to the year to date decline.

Approximately $26.4 million or 39.0% of the Bank’s construction portfolio was considered owner occupied as of March 31, 2009.

Land

The following table provides a break-down of the land segment of the Bank’s loan portfolio as of March 31, 2009:

	March 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$7,078	$-	$7,078	11.2%	8.0%	24	$1,000
Single family residential - Spec.	2,102	-	2,102	3.3%	2.4%	8	618
Tract	31,815	2,206	34,021	53.6%	38.3%	12	12,208
Multi-family	2,755	27	2,782	4.4%	3.1%	4	2,604
Commercial	12,200	1,195	13,395	21.1%	15.1%	24	1,500
Hospitality	4,081	-	4,081	6.4%	4.6%	4	2,340

Total land	$60,031	$3,428	$63,459	100.0%	71.5%	76	$20,270

At March 31, 2009, land balances represented approximately $60.0 million or 8.7% of total gross loan balances.  When compared to the $61.7 million reported at December 31, 2008, land balances declined approximately $1.7 million.  The year to date decline can be attributed in part to two large loans in the aggregate amount of $1.6 million moving to the construction category from land.  Significant pay downs and payoffs totaling approximately $1.7 million also contributed to the year to date decline and can be attributed to proceeds received from two borrowers.  During the first quarter the Bank charged off approximately $0.3 million related to one loan in the land segment, contributing further to the year to date decline within this segment of the loan portfolio.

New loans within this category include five loans to five borrowers in the aggregate amount of $1.2 million.  These loans were classified as land – commercial as of March 31, 2009 and were made to borrowers within the Bank’s primary market area.

Two of the largest loans within this category consist of loans for residential tract developments in the aggregate amount of $12.5 million.  These projects are located in Kern County of the California Central Valley.  One project is approved for 314 single family lots.  This project has also been approved for approximately 8.6 acres of commercial development and 13.5 acres for recreational purposes.  The project was funded in the first quarter of 2008 and has an approximate loan to value of 50.0%, based on an appraisal conducted at the time.  At March 31, 2009 the balance of this loan was approximately $11.1 million, with approximately $1.1 million un-disbursed.  However, given the current economic environment, the borrower intends to delay commercial and residential development of the property and instead has begun to develop the project site into a rock quarry operation, with limited competition for this business in the borrower’s market.   The borrower has begun to receive cash flows from these operations and it is anticipated that it will provide significant cash flows in future periods to help pay down the loan.  To that end, the Bank intends to order a new appraisal of the property, including the quarry, and require the borrower to maintain a maximum LTV of 50.0% based on new appraisals.  Additionally, the Bank anticipates this loan to be re-classed from Land Tract Development to Commercial and Industrial.

Management’s Discussion and Analysis

The purpose of the second project is to provide affordable housing to a market that generally consists of renters and is the only new housing development in its area.  This loan funded in March 2008 at approximately $4.1 million and has subsequently been paid down by approximately $2.8 million from proceeds of sold homes, with approximately $0.8 million in pay downs occurring in the first quarter of 2009.  The borrower is actively marketing the remaining finished homes and sales continue to occur at a rate of one to two homes per month.  Additionally, the housing in this project qualifies for the USDA Direct Loan program whereby individuals or families receive financial assistance directly from the Housing and Community Facilities Programs (“HCFP”) in the form of a home loan at an affordable interest rate.  As of March 31, 2009, these loans were performing under the contractual terms of their respective loan agreements.

Kern County, somewhat outside of the Company’s market footprint, has a population of approximately 817,000 and depends on agriculture, oil, light industry, warehousing and distribution, and educational services to support its economy.  This region of California’s Central Valley has experienced significant population growth in recent years relative to other areas of the state, with annual percentage increases of 2.5% or more per year over the last five years.  Affordable housing, relative to other metropolitan areas within California, has been a significant factor behind the growth in Kern County’s population.  However, like many other areas within California, real estate prices within the California Central Valley have fallen significantly, with recent indications showing year over year declines in excess of 30% and an approximate six month supply of unsold homes within Kern County, specifically.  Management acknowledges that as economic conditions worsen across the state, the level of growth previously experienced within the California Central Valley as well the purchasing power of consumers within that market will no doubt be negatively impacted.  As such, Management continues to carefully monitor loans made to borrowers in the Central Valley for any sign of deterioration.

The Bank does not typically make loans outside of its market footprint unless the potential for a long term relationship, including the acquisition of additional core deposits, exists.  As mentioned, the Bank continues to closely monitor both relationships it has established with borrowers in the Central Valley for any signs of deterioration, given that they are out of our market area.

At March 31, 2009 total land commitments represented 71.5% of the Bank’s total risk based capital.  When compared to the 85.2% reported at December 31, 2008, this represents a decline of approximately 13.7 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP contributed substantially to the year to date decline.

At March 31, 2009 approximately $8.9 million or 14.9% of total land balances were considered owner occupied.

Installment

At March 31, 2009, the installment loan balances were approximately $8.0 million.  This, when compared to the $7.9 million reported at December 31, 2008, represents a increase of approximately $0.1 million.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.  At March 31, 2009 mortgage correspondent loans (loans held for sale) totaled approximately $13.8 million.  This when compared to the $7.9 million reported at December 31, 2008, represents an increase of approximately $5.9 million.  The dramatic year over year decline in interest rates has lead to significantly higher mortgage re-financing volumes, contributing substantially to the year to date increase within this category.

Management’s Discussion and Analysis

Foreign Loans

At March 31, 2009 the Bank had no foreign loans outstanding.

Summary of Market Condition

The residential real estate market came under significant pressure during 2008 and has shown no significant signs of improvement thus far in 2009.  The market was negatively impacted by rising interest rates during the majority of 2007, negative sentiment surrounding market values of real estate, an over supply of newly constructed homes and inflationary pressures.  Additionally, as conditions in the credit markets worsened during 2008, financial institutions became more reluctant to extend new credit to borrowers, pushing the cost of certain types of credit higher in a rates down environment and contributing further to the decline in real estate prices.  As more and more home owners began to see interest rates reset on adjustable rate mortgages late in 2007 and into 2008, the number of delinquent and non-performing loans rose significantly in the industry as a whole and have remained at elevated levels thus far in 2009.  During the later part of 2008, the credit markets came under increasingly intense pressure, specifically during the third and fourth quarters. This was fueled in part by a widespread lack of confidence in the U.S. financial system, which led many financial institutions to further tighten the extension of new credit given concerns over the lack of liquidity, asset quality, and the conservation of capital.  Also contributing significantly to the troubles seen in the housing market and U.S. financial system have been a weakened economy and consequently higher levels of unemployment, placing considerable pressure on the U.S. consumer’s ability to satisfy their outstanding obligations to the financial sector.  The Company believes these factors have contributed greatly to the increased level of non-performing assets the Bank experienced during 2008 and thus far into 2009.

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

Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we are not completely immune to the effects of a slowdown on a state or national level.  As previously mentioned, with the effects of a weakened economy placing more pressure on borrowers, the ability of consumers to satisfy outstanding obligations to the financial sector, as a whole, has begun to languish.  We believe that within certain areas of our local economy these more macro level concerns have started to become more evident.  This has no doubt had an impact on the level of and type of loans the Bank has placed on non-accrual and charged-off during 2008 and into 2009.  Additionally, the Company has devoted considerable resources to the monitoring of credits within the loan portfolio in order to take any appropriate steps when and if necessary to mitigate any material adverse impact the effects of weakened economic conditions may have on the Bank overall.

Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, on commercial properties in our primary market area for the last three years were as follows: 5.0% to 6.5% in 2006, 6.0% to 7.0% in 2007, and 4.5% to 8.0% in 2008.

As of March 31, 2009, substantially all loans the Bank originated within the major categories of commercial real estate, construction, land, and commercial and industrial were made to borrowers within our current market footprint.

Management’s Discussion and Analysis

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

Management acknowledges that due to negative undertones associated with the economy and real estate markets, the internal watch list has expanded.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Bank believes these actions will serve to potentially minimize any future losses the Bank may incur related to problem loans, we cannot guarantee that the Bank will not experience an increase in non-performing loans, given continued uncertainties surrounding the state and national economies as well the U.S. financial system.

The following table provides a summary of non-accruing loans as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(dollars in thousands)	2009	2008

Loans delinquent 90 days or more and still accruing	$-	$348

Non-Accruing Loans:
Commercial real estate	$3,076	$1,961
Residential 1-4 family	392	265
Home equity lines of credit	320	320
Commercial	7,309	7,060
Construction	5,282	5,990
Land	3,825	2,720
Installment loans	87	11

Total non-accruing loans	$20,291	$18,327

Other real estate owned	$2,893	$1,337

Total non-performing assets	$23,184	$20,012

Ratio of allowance for credit losses to total gross loans	1.51%	1.53%
Ratio of allowance for credit losses to total non-performing loans	51.40%	55.75%
Ratio of non-performing loans to total gross loans	2.93%	2.75%
Ratio of non-performing assets to total assets	2.66%	2.48%

Management’s Discussion and Analysis

At March 31, 2009 the balance of non-accruing loans was approximately $20.3 million or $2.0 million higher than the $18.3 million reported at December 31, 2008.  Notable changes in the balance of non-accruing loans occurred within the categories of construction, land and commercial real estate.

The following table reconciles the change in non accruing balances for the three months ended March 31, 2009:

	Balance	Additions to			Transfers to OREO	Balance
	December 31,	Non-Accruing	Net		or Foreclosed	March 31,
(dollars in thousands)	2008	Balances	Paydowns	Charge-offs	Collateral	2009
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	265	146	(19)	-	-	392
Home equity line of credit	320	-	-	-	-	320
Commercial	1,961	1,138	(23)	-	-	3,076
Farmland	-	-	-	-	-	-
Commercial
Commercial and industrial	7,060	589	(57)	(283)	-	7,309
Agriculture	-	-	-	-	-	-
Other	-	-	-	-	-	-
Construction
Single family residential	-	823	-	(145)	-	678
Single family residential - Spec.	5,990	1,589	-	(1,261)	(1,714)	4,604
Tract	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Hospitality	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Land	2,720	1,421	(6)	(310)	-	3,825
Installment loans to individuals	11	77	(1)	-	-	87
All other loans	-	97	-	(97)	-	-

Totals	$18,327	$5,880	$(106)	$(2,096)	$(1,714)	$20,291

The following table reconciles the change in balances classified as 90 days past due and still accruing for the three months ended March 31, 2009:

	Balance	Additions to	Transfers		Transfers to OREO	Balance
	December 31,	90 Day Plus	to Non-Accruing		or Foreclosed	March 31,
(dollars in thousands)	2008	Balances	Status	Charge-offs	Collateral	2009
Loans 90 days deliquent or more and still accruing	$348	$442	$(790)	$-	$-	$-

The following provides additional information regarding non-accruing balances as of March 31, 2009:

Real Estate Secured Commercial

The $1.1 million addition consists of two loans, the larger of which, for approximately $929 thousand is currently in the final stages of sale and is anticipated to close before the end of the second quarter of 2009. This loan carries an approximate LTV of 71%. The smaller loan is well secured with a LTV of approximately 17% and also has interest from a buyer. There was no write-down associated with either credit.

Two existing loans to one borrower with a combined balance of $911 thousand are in process of foreclosure and have been generating third party buyer interest. In regard to another existing loan for $483 thousand, the Bank is in process of foreclosure and there is considerable interest in the property because of the low LTV of approximately 60%.

Commercial and Industrial

The most notable addition to this category is a loan for $300 thousand whereby the borrower has considerable assets and the Bank is in the process of working with the borrower. One loan in the amount of $224 thousand was added and subsequently charged off during the quarter.

Management’s Discussion and Analysis

Construction Single Family Residential

The new items consist of two loans to separate borrowers. One loan in the amount of $380 thousand is currently in escrow and is expected to close the first of May. It currently has a LTV, based on the pending sale price, of 88%. The second loan has a current carrying value of $298 thousand after the $145 thousand write-down. The Bank is working with the borrower who has indicated a desire to resolve the issues surrounding this credit.

Single Family Residential- Spec

The addition of $1.6 million is one loan with a current LTV based on the current listing price of 90%. The listing price has been recently reduced to a level that Management believes is more realistic. Two loans to one borrower were written down by $703 thousand and $204 thousand, respectively.  As these projects have been completed, these aggressive charge-off amounts are reflective of current values and listing prices. The remaining charge-off amount of $354 thousand is associated with a loan that has migrated to OREO. This property is currently in escrow with a 30 day, no contingency closing. The Bank expects this OREO to be off the books in the second quarter of 2009 with no further write-down. This escrow was also a factor in the valuation of the other two loans noted in this paragraph.  Additionally, more recent indications obtained from prospective buyers of these distressed assets have given Management a more refined picture of how the market expects to price certain types of properties in the current environment. This has provided more evidence to extrapolate fair values for similar types of collateral.

Land

The new items consist of two properties to two borrowers. One property in the carrying amount of $123 thousand is well secured with a LTV of 17% and is located on the coast within the Bank’s primary market area. The other property had an original loan amount of $1.3 million that was written down to a value for which the Bank currently has a commitment letter for purchase.

Since March 31, 2009, the Bank was able to take possession of a property that had a carrying value of $1.3 million and in the process of placing the property on the market. There has been significant interest in this property that is located in a prime coastal community.

At quarter-end, non-accruing loan balances totaled $20.3 million, compared to $18.3 million at December 31, 2008.  As previously mentioned, in spite of the year to date increase in non-performing assets, the Bank is encouraged to see sale activity for $3 million in non-performing assets that is expected to close in early May. There is also increased bona fide interest in properties as reflective of the commitment to purchase letter that we have in hand for another $1.0 million property.

Non-performing assets increased to $23.2 million, or 2.66% of total assets at quarter end, compared to $20.0 million, or 2.48% of total assets, at the end of the previous quarter.  At March 31, 2009, the allowance for loan losses was $10.4 million, or 1.51% of total gross loans, compared to $10.4 million, or 1.53% of total gross loans as of December 31, 2008.  Net charge-offs during the quarter were $2.1 million.

The Company recorded a $2.1 million provision for loan losses in the first quarter of 2009, compared to a $6.0 million provision for loan losses in the previous quarter and a $240 thousand provision for loan losses in the first quarter a year ago.

At March 31, 2009, all non accruing balances were carried at their current fair values.

Total Cash and Cash Equivalents

Total cash and due from banks was $60.6 million and $24.6 million at March 31, 2009 and December 31, 2008, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  Additionally, higher deposit balances in conjunction with funds the Company received from the U.S. Treasury under the CPP are reflected in higher balances of federal funds sold.  As previously mentioned, the Company is currently in the process of determining the most appropriate way to deploy these funds.

Management’s Discussion and Analysis

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

The table below summarizes the year to date change in the balances of other earning assets as of March 31, 2009:

	March 31,	December 31,	Variance
(dollars in thousands)	2009	2008	dollar	percentage
Federal Home Loan Bank stock	$5,828	$5,123	$705	13.76%
Available-for-sale securities	62,601	50,762	11,839	23.32%
Federal funds sold	44,020	6,650	37,370	561.95%
Interest bearing deposits other financial institutions	119	119	-	0.00%

Total other earning assets	$112,568	$62,654	$49,914	79.67%

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on among other things the current liquidity needs of the Bank.  At March 31, 2009, the Bank held approximately $5.9 million in FHLB stock, an increase of approximately $0.7 million from that reported at December 31, 2008.

Available for Sale Investment Securities

At March 31, 2009 the balance of available for sale investment securities was approximately $62.6 million or $11.8 million higher than that reported at December 31, 2008.  The change in the balance of the portfolio can be attributed in large part to purchases the Bank made in the aggregate amount $20.5 million, sales and calls of securities in the aggregate amount of $5.4 million and principal pay downs totaling approximately $2.5 million.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At March 31, 2009 the securities portfolio had a net unrealized loss, net of income taxes of approximately $1.7 million.  This represents an increase in the net unrealized loss position of approximately $0.6 million when compared to that reported at December 31, 2008.  The year to date decline in the fair value of the securities portfolio can be attributed in large part to the decline in the value of one particular CMO security subsequent to a downgrade.  The year to date decline in value associated with this particular investment was approximately $1.1 million as of March 31, 2009.  Management has performed extensive reviews of this security, specifically with respect to the Bank’s position and has determined that impairment was not other than temporary as of March 31, 2009.

The Bank had a total of nine whole loan CMO’s in the investment portfolio as of March 31, 2009 with a remaining principal balance of approximately $18.2 million.  This when compared to the $18.9 million in remaining principal reported at December 31, 2008, represents a decline of approximately $0.7 million.  These securities had a net unrealized loss of approximately $3.1 million at March 31, 2009.  This represents an increase in the net unrealized loss of approximately $1.0 million from that reported at December 31, 2008.  The year to date increase in the net unrealized loss position in these securities can be attributed a decline in the value of one particular security mentioned in the preceding paragraph.

The Bank continues to perform extensive analyses on the underlying tranches associated with all CMOs in the portfolio, including the particular investment mentioned in the preceding paragraphs. By analyzing the tranche separate from the “mother” security, the Bank has determined that there is no impairment and as such, is not taking any action to write-down these securities. These investment securities continue to demonstrate cash flows as expected and the credit support component of these tranches has actually increased from the origination date.   As of March 31, 2009, Management does not believe the decline in market value of these securities is other than temporary.

Management’s Discussion and Analysis

During the third and fourth quarters of 2008, the credit markets came under significant duress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Bank’s portfolio was not completely immune to this.  Although substantially all of the Bank’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market, the inability of many consumers to meet their mortgage related obligations, and the strong need for liquidity have, among other things, been influential in placing pressure on the prices of these types of securities.

The majority of the Bank’s mortgage securities were issued by:  The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.

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

Federal Funds Sold

The year to date increase in the balance of federal funds sold can be attributed in part to higher deposit balances as well as $21.0 million in proceeds received from the sale of preferred stock to the U.S. Treasury in connection with the Company’s participation in the CPP.  As previously mentioned, Management is currently in the process of determining the most appropriate way to deploy these funds.  Additionally, the amount of Federal Funds sold can vary widely on a daily basis depending on the cash position of the Bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity and loan funding needs.

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of March 31, 2009:

					Variance Exclusive of
	March 31,	December 31,	Variance		Volatile Balances
(dollars in thousands)	2009	2008	dollar	percentage	dollar	percentage
Non-interest bearing demand	$164,320	$147,044	$17,276	11.75%	$6,072	4.13%
Interest bearing demand	64,289	72,952	(8,663)	-11.87%	1,158	1.59%
Savings	23,056	21,835	1,221	5.59%	1,220	5.59%
Money market	169,976	173,199	(3,223)	-1.86%	6,414	3.70%
Time deposits	158,678	139,872	18,806	13.45%	18,806	13.45%

Total retail deposits	580,319	554,902	25,417	4.58%	33,670	6.07%

Brokered time deposits	38,500	20,117	18,383	91.38%	18,383	91.38%
Brokered money market funds	46,002	28,502	17,500	61.40%	17,500	61.40%

Total brokered deposits	84,502	48,619	35,883	73.80%	35,883	73.80%

Total deposits	$664,821	$603,521	$61,300	10.16%	$69,553	11.52%

Deposits

The current economic environment has presented many challenges to the Bank with respect to the gathering of core deposits.  As conditions in the credit markets and economic environment worsened throughout 2008 and into 2009, many financial institutions in severe need of liquidity began to engage in somewhat irrational deposit pricing, contributing to some run-off in core as well as non-core promotional deposit balances.  Management chose not to engage in this type of pricing and instead chose to seek funding from other sources such as the FHLB and brokered deposits in an effort to not only maintain our net interest margin, but to maintain a deposit base based on customer relationship.

Management’s Discussion and Analysis

During the first quarter of 2009, the Bank placed considerable emphasis on the acquisition of additional core deposits.  The focus on this initiative proved to be successful as the Bank saw core deposit balances (non-interest and interest bearing demand, savings, money market and certificate accounts with balances less than $100 thousand) increase approximately $18.5 million during the first quarter of 2009 from that reported at December 31, 2008, with significant increases in non-interest bearing demand and time certificate of deposit accounts.

In an effort to rely less on FHLB borrowings and maintain an appropriate mix of secondary funding, the Bank purchased brokered deposits to assist in the funding of balance sheet growth and to provide an additional source of liquidity.  At March 31, 2009, brokered deposit balances totaled approximately $84.5 million, an increase of approximately $35.9 million from that reported at December 31, 2008.  Year to date increases in brokered funds can be attributed in large part to the funding of securities the Bank purchased during the first quarter.

Volatile Deposits

The Bank monitors the balance of various accounts that it considers to be volatile for a variety of reasons and provides this data to the Board of Directors on a regular basis.  Accounts may be added to or removed from the volatile liability dependency report when, based on Management’s judgment, it is determined that these funds are not suitable for any form of long term investment or that the risk associated with these funds leaving the Bank has become minimal.  Typically a material change in the balances of these accounts is reflected the balance in federal funds sold.  At March 31, 2009, the aggregate balance of deposits the Bank considers to be volatile was approximately $53.3 million or $8.3 million lower that that reported at December 31, 2008.

The following table provides a summary of the deposit balances the Bank considers to be volatile as of March 31, 2009 and December 31, 2008:

		Percent of		Percent of
	March 31,	Total	December 31,	Total	Dollar
(dollars in thousands)	2009	Deposits	2008	Deposits	Variance
Non-interest bearing demand	$22,397	3.4%	$11,193	1.9%	$11,204
Interest bearing demand	11,874	1.8%	21,695	3.6%	(9,821)
Savings deposits	197	0.0%	196	0.0%	1
Money market deposits	18,845	2.8%	28,482	4.7%	(9,637)

Total volatile deposits	$53,313	8.0%	$61,566	10.2%	$(8,253)

The following provides a summary of the notable relationships that comprise the majority of the volatile balance represented in the table above as of March 31, 2009:

•	Non-Interest Bearing Demand

The customers that hold these deposits engage in mortgage related activities.  As more and more home owners have moved to re-finance existing mortgages, given the current rate environment, deposit balances related to these customers have begun to increase.  Management and the Board of Directors are aware that as conditions in the market change these relationships will be impacted.

•	Interest Bearing Demand

The majority of balances within this category are representative of one relationship which is considered public funds.  The year to date decline within this category can be attributed to one relationship.

•	Money Market

At March 31, 2009, the majority of volatile balances within this category were held by four depositors with aggregate balances of approximately $12.1 million.  Balances within this category declined approximately $9.6 million from that reported at December 31, 2008.  Management has been aware that balances associated with one particular relationship would experience ongoing declines due to the customer’s intention to place funds in other investment vehicles and to make tax payments.

Management’s Discussion and Analysis

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB, credit lines established with correspondent banks and various sources that provide brokered funds.  Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth and the purchase of investments in the absence of core deposits and to provide additional liquidity to meet the demands of depositors.

At March 31, 2009, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Bank had as of March 31, 2009:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$60,000	0.32%	Variable	Open
25,000	0.82%	Fixed	6/22/09
10,000	2.89%	Fixed	9/16/10

$95,000	0.72%

As evidenced in the table above, the balance of FHLB borrowing as of March 31, 2009 was $95.0 million.  This represents a decline of approximately $14.0 million from the balance reported at December 31, 2008.  The year to date decline can be attributed to higher deposit balances during the first quarter of 2009.

In the fourth quarter of 2007, the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million.  At March 31, 2009, the Company had no balance outstanding on this note. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis.  At March 31, 2009 the interest rate on the note was 3.25% and is variable, moving with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB.  In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.

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

Capital

At March 31, 2009, the balance of stockholders’ equity was approximately $91.6 million.  This, when compared to the $70.0 million at December 31, 2008, represents an increase of approximately $21.6 million. The year to date change in capital is due in large part to $21.0 million in senior preferred stock the Company issued to the U.S. Treasury as part of its participation in the CPP.   Additionally, the year to date change is also attributed to net income of $1.1 million, the impact of year-to-date share-based compensation expense in the amount of $90 thousand and a decline in the balance of accumulated other comprehensive income in the amount of $0.6 million.

Senior Preferred Stock

On March 20, 2009, the Company issued $21.0 million in Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP.  Pursuant to the terms under the CPP, the Company is required to pay dividends on the Senior Preferred Stock in an amount equal to 5% per annum for five years and 9% per annum thereafter.  Dividends are cumulative and payable quarterly. Pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued under the CPP qualifies as Tier I Capital.

Pursuant to the terms outlined under the CPP, the Company issued a warrant to the U.S. Treasury in an amount equal to 15% of the preferred issuance or approximately $3.2 million (611,650 shares).  The warrant is exercisable immediately for a period of ten years at a price equal to the average closing price of the Company’s common stock over the twenty day period ending the day prior to the Company’s preliminary approval to participate in the CPP ($5.15 per share).

Management’s Discussion and Analysis

For additional information regarding the Company’s Senior Preferred Stock and its participation in the CPP, see Note 8 of the consolidated financial statements filed on this Form 10-Q.

Dividends

The following table provides a summary of dividends the Company has paid over the last two years:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Stock dividend	5%	04/24/08	05/02/08	05/16/08
Cash dividend	$0.08	01/24/08	02/01/08	02/15/08
Cash dividend	$0.08	10/17/07	11/02/07	11/16/07
Cash dividend	$0.08	07/18/07	08/03/07	08/17/07
Cash dividend	$0.08	04/20/07	05/04/07	05/18/07
Cash dividend	$0.08	01/19/07	02/02/07	02/16/07

As evidenced in the table above, on April 24, 2008, the Board of Directors declared a stock dividend in the amount of 5% which was paid on May 16, 2008 to shareholders of record on May 2, 2008.  Shares and earnings per share for all prior periods have been adjusted to fully reflect the impact of the May 2008 stock dividend.  The Company paid no dividends on its common stock during the first quarter of 2009 and as part of its participation in the U.S. Treasury’s CPP, must seek the approval of the Treasury before doing so.

Trust Preferred Securities

On October 27, 2006 the Company issued $8.2 million of Floating Rate Junior Subordinated Debt Securities to Heritage Oaks Capital Trust II (“Trust II”), a statutory trust created under the laws of the State of Delaware.  The debt securities issued to Trust II are subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the issuance for general corporate purposes, which included, but not limited: capital contributions to the Bank, investments, payment of dividends, and repurchases of our common stock.

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

On September 20, 2007, the Company issued $5.2 million of Junior Subordinated Deferrable Interest Debentures to Heritage Oaks Capital Trust III (“Trust III”), a statutory trust created under the laws of the State of Delaware. The debt securities issued to Trust III are subordinated to effectively all borrowings of the Company. The Company used the proceeds from the issuance to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for future growth.

At March 31, 2009, the Company had at total of $13.4 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding.  As mentioned in the preceding paragraphs, these securities have been issued to Trusts II and III.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Trusts II and III, totaling $248 thousand and $155 thousand, respectively.  The balance of the equity of Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to both Trusts II and III is payable quarterly at 3-month LIBOR plus 1.71% variable rate and 6.888% fixed, respectively.

Management’s Discussion and Analysis

The following table provides a summary of the securities the Company has issued to Trusts II and III as of March 31, 2009:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	3.155%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.71%
Heritage Oaks Capital Trust III	5,155	6.888%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Issued	$13,403	4.59%

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

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Trusts II and III into the Company’s financial statements.  Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain new limitations which will not become effective until March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.    At March 31, 2009, the Company included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At March 31, 2009, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments for approximately 20 years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $11.7 million at March 31, 2009.

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

The following table provides a Summary of Company and Bank regulatory capital ratios at March 31, 2009 and 2008:

	Regulatory Standard		March 31, 2009		March 31, 2008
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	11.35%	9.75%	9.30%	8.82%
Tier I capital to risk weighted assets	4.00%	6.00%	11.92%	10.24%	9.82%	9.28%
Total risk based capital to risk weighted assets	8.00%	10.00%	13.17%	11.49%	10.76%	10.22%

Management’s Discussion and Analysis

Regulatory capital ratios as of March 31, 2009 fully reflect the issuance of $21.0 million in Senior Preferred Stock issued to the U.S. Treasury under the terms of the CPP.  Following the issuance, the holding company down-streamed $10.0 million in capital to the Bank.  As previously mentioned, pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued qualifies as Tier I Capital, thus the Company’s and Bank’s capital ratios as of March 31, 2009 increased significantly from that reported a year earlier.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At March 31, 2009, these credit lines totaled $20.0 million and the Bank had no borrowings against those lines.  As previously mentioned the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $98.2 million at March 31, 2009.

The Bank manages liquidity by maintaining a majority of the investment portfolio in federal funds sold and other liquid investments.  The majority of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of March 31, 2009, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 11.50% at March 31, 2009 compared to 6.79% at December 31, 2008.   At March 31, 2009, the Bank was within its internal guideline for liquidity.  The ratio of net loans to deposits (“LTD”), another key liquidity ratio, was 102.2% at March 31, 2009 compared to 110.7% at December 31, 2008 both of which are and were within the Bank’s policy guidelines.  While the Bank still provides the majority of loan funding with core deposits, due to the highly competitive nature of deposit gathering and given the current economic environment, the Bank has found it necessary to rely on borrowed funds from time to time.  With the banking industry’s common use of alternative funding sources, i.e. FHLB borrowing, the Bank implemented a tracking ratio of Loan-to-Funding (“LTF”) in 2006.  This ratio is calculated by dividing gross loans by the sum of total deposits and alternative funding sources both available and used.  At March 31, 2009, the LTF ratio was 80.6%, compared to 87.2% at December 31, 2008.  The Bank’s key focus has been and remains to increase core deposits and minimize alternative funding sources.

The following table provides a summary of the remaining borrowing capacity the Company has with various secondary liquidity sources as of March 31, 2009:

(dollars in thousands)	March 31, 2009
Federal Home Loan Bank remaining borrowing capacity	$98,200
Correspondent bank credit arrangements	20,000
Brokered funds availability	60,578
Revolving line of credit - Holding Company	3,500

Total available secondary liquidity source	$182,278

The following table provides additional information regarding the Company’s liquidity as of March 31, 2009:

(dollars in thousands)	March 31, 2009
Total cash and due from	$16,553
Federal funds sold	44,020
Unencumbered available for sale investments	11,868
Loans held for sale	13,806
Total available secondary funding	182,278

Total liquid assets and available funding	$268,525

Total deposits and other borrowing	$759,821

Ratio of liquid assets and available funding to total deposits and other borrowings	35.3%

Management’s Discussion and Analysis

During the fourth quarter of 2008, a credit line previously established with a correspondent bank in the amount of $20.0 million was temporarily suspended.  Due to overall instability in the financial markets this particular correspondent bank determined it necessary to re-assess all lines of credit.  Management is currently in the process of working with this correspondent bank in an effort to re-establish the line.  However if the line cannot be re-established, the Bank has recently been solicited by other correspondent banks to provide a similar credit arrangement.

The Bank has a policy that permits the purchase of brokered funds in an amount not to exceed 20% of total deposits.  As previously mentioned, Management has purchased brokered funds in an effort to rely less on FHLB borrowings and maintain an appropriate mix of secondary funding.  At March 31, 2009, the balance of brokered funds was approximately $84.5 million or $35.9 million higher than that reported at December 31, 2008.  The majority of the year to date increase in brokered funds can be attributed in part to securities the Bank purchased in the first quarter of 2009.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay their obligations and upward pressure on operating expenses.  Although inflationary pressures are not considered to be of any particular hindrance in the current economic environment, they may however have an impact on the Company’s future earnings in the event those pressures do become more prevalent.

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 10 of the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2008 Annual Report filed on Form 10-K.

In the ordinary course of business, the Bank is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 10 of the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2008 Annual Report filed on Form 10-K.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2009 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of March 31, 2009, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$39,900	$41,136	$42,130	$43,107	$44,246

$ Change from base	$(2,230)	$(994)	$-	$977	$2,116

% Change from base	-5.29%	-2.36%	0.00%	2.32%	5.02%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at March 31, 2009:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	299,333	43.3%
Variable other than daily	241,116	34.9%
Fixed rate	151,192	21.8%

Total gross loans	$691,641	100.0%

The table above identifies approximately 43.3% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2009, approximately $540.4 million or 78.2% of the Bank’s loan portfolio is considered variable.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$402,829	58.2%
1-3 Years	169,406	24.5%
3-5 Years	70,249	10.2%
> 5 Years	49,157	7.1%

Total gross loans	$691,641	100.0%

The following table provides a summary of the loans the Bank can expect to see come off their floors if the prime rate were to increase by the amounts identified below as of March 31, 2009:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$4,342	$18,856	$46,923	$103,693
Variable other than daily	2,365	3,036	39,556	93,752

Cumulative total variable at floor	$6,707	$21,892	$86,479	$197,445

Given the significant year over year decline in the over night Fed Funds rate, many loans in the portfolio possess floors significantly higher than the current prime rate.  Therefore, the Bank will need to see rates increase significantly before the majority of loans in the portfolio start to come off their floors.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceeding.

Item 1A.  Risk Factors

During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2008 Annual Report filed on Form 10-K in response to Item A to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

On March 20, 2009, The Company issued and sold 21,000 shares of its Senior Preferred Stock with a stated value of $1,000 per share and a warrant to purchase 611,650 shares of the Company’s common stock at an exercise price of $5.15 per share to the U.S. Treasury as part of its participation in the TARP Capital Purchase Program for an aggregate purchase price of $21.0 million in cash.  The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The preferred stock will carry a coupon of 5% per annum for the first five years and 9% per annum thereafter.  The preferred stock issued to the U.S. Treasury will be non-voting, cumulative, perpetual and may be redeemed at 100% of their stated value three years following the date of issue only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings.  In the event the Company completes one or more Qualified Equity offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $21.0 million, the number of the shares of Common Stock underlying the warrants held by the U.S. Treasury will be reduced by one-half of the shares of Common Stock originally covered by the warrant.  For the purposes of the foregoing, “Qualified Equity Offering” is defined as the sale and issuance for cash by the Company to persons other than the Company or any Company subsidiary after the closing date of shares of Preferred Stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier I capital of the Company at the time of issuance under the applicable risk-based capital guidelines of the Company’s federal banking agency.

The Purchase Agreement pursuant to which the Preferred Shares and the warrant were sold, contains limitations on the payment of dividends on the Common Stock and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA.  As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP CPP as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP CPP; and (ii) entered into a letter agreement (the “Letter Agreement”) with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

Copies of the Purchase Agreement, the warrant, the form of Waiver executed by the Senior Executive Officers and the form of Letter Agreement executed by the Senior Executive Officers were included as exhibits to a Form 8-K filed by the Company on March 23, 2009. The foregoing summary of certain provisions of these documents is brief and readers are urged to read the 8-K previously filed and the exhibits to that 8-K for complete terms of the transaction.

Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the first quarter of 2009, the Company received shareholder approval to amend its articles of incorporation to authorize a class of 5,000,000 shares of preferred stock, no par value.  Prior to shareholder approval, the Articles of Incorporation only included the authorization to issue 20,000,000 shares of common stock.  The amendment gives the Company’s Board of Directors the authority to determine the terms of one or more series of preferred stock, including the preferences, rights, and limitations of each series.  This amendment allowed the Company to issue $21.0 million Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP.

The following proposals were adopted by the margins indicated in the tables below:

1.  Approval to amend the Company’s Articles of Incorporation to add a class of 5,000,000 shares of authorized preferred stock.

		Percentage of
Voter Type	Shares Voted	Proxy Shares
Individuals	2,606,384	33.62%
Brokers	2,385,971	30.77%
Special	1,867	0.03%

Total shares voted	4,994,222	64.42%

Reference is also made to the Company’s Definitive Proxy Statement filed with the Commission on February 5, 2009 on Form 14A for additional information regarding the matter disclosed above.

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

Date: May 8, 2009

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)