Form 10-Q
period 2009-06-30
HERITAGE OAKS BANCORP
filed 2009-08-10
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number:  000-25020

HERITAGE OAKS BANCORP
(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 12th Street,
Paso Robles, California	93446
(Address of principal offices)	(Zip Code)

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 5, 2009 there were 7,761,554 shares outstanding of the Registrant’s common stock.

Part I.  Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

		(audited)
	June 30,	December 31,
(dollars in thousands except per share data)	2009	2008

Assets
Cash and due from banks	$15,667	$17,921
Federal funds sold	32,675	6,650
Total cash and cash equivalents	48,342	24,571

Interest bearing deposits with other banks	119	119
Securities available for sale	75,726	50,762
Federal Home Loan Bank stock, at cost	5,828	5,123
Loans held for sale	11,692	7,939
Loans, net of deferred fees of $1,555 and $1,701 and allowance for loan loss of $11,106 and $10,412 at June 30, 2009 and December 31, 2008, respectively	685,193	668,034
Property, premises and equipment, net	6,848	6,827
Deferred tax assets	8,673	7,708
Bank owned life insurance	10,949	10,737
Goodwill	11,049	11,049
Core deposit intangible	3,166	3,691
Other real estate owned	6,669	1,337
Other assets	7,101	7,691

Total assets	$881,355	$805,588

Liabilities
Deposits
Demand, non-interest bearing	$178,600	$147,044
Savings, NOW, and money market deposits	290,178	296,488
Time deposits of $100 or more	125,325	75,111
Time deposits under $100	109,886	84,878
Total deposits	703,989	603,521

Short term FHLB borrowing	55,000	99,000
Long term FHLB borrowing	10,000	10,000
Securities sold under agreement to repurchase	-	2,796
Junior subordinated debentures	13,403	13,403
Other liabilities	7,649	6,836

Total liabilities	790,041	735,556

Commitments and contingencies	-	-

Stockholders' Equity
Senior preferred stock, no par value; $1,000 per share stated value 5,000,000 shares authorized, 21,000 and 0 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.	19,253	-
Common stock, no par value; 20,000,000 shares authorized, issued and outstanding 7,761,554 and 7,753,078 as of June 30, 2009 and December 31, 2008, respectively.	48,695	48,649
Additional paid in capital	3,087	1,055
Retained earnings	22,768	21,420
Accumulated other comprehensive loss, net of tax benefit of $1,740 and $763 as of June 30, 2009 and December 31, 2008, respectively.	(2,489)	(1,092)

Total stockholders' equity	91,314	70,032

Total liabilities and stockholders' equity	$881,355	$805,588

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands except per share data)	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$11,416	$11,732	$22,563	$23,823
Interest on investment securities
Mortgage backed securities	625	546	1,173	966
Obligations of state and political subdivisions	208	185	394	369
Interest on time deposits with other banks	1	3	2	6
Interest on federal funds sold	10	45	17	112
Interest on other securities	9	63	16	115

Total interest income	12,269	12,574	24,165	25,391

Interest Expense
Interest on savings, NOW and money market deposits	839	1,020	1,656	2,526
Interest on time deposits in denominations of $100 or more	631	525	1,175	1,205
Interest on time deposits under $100	664	674	1,228	1,574
Other borrowings	293	766	697	1,377

Total interest expense	2,427	2,985	4,756	6,682

Net interest income before provision for possible loan losses	9,842	9,589	19,409	18,709

Provision for possible loan losses	2,700	2,775	4,810	3,015

Net interest income after provision for possible loan losses	7,142	6,814	14,599	15,694

Non Interest Income
Fees and service charges	752	837	1,464	1,609
Gain on sale of investment securities	-	37	122	37
Loss on sale of OREO	(104)	-	(131)	-
Other	852	882	1,705	1,549

Total non-interest income	1,500	1,756	3,160	3,195

Non Interest Expenses
Salaries and employee benefits	3,745	4,021	7,548	8,246
Equipment	376	351	701	717
Occupancy	826	778	1,678	1,551
Other	3,067	2,348	5,512	4,604

Total non-interest expenses	8,014	7,498	15,439	15,118

Income before provision for income taxes	628	1,072	2,320	3,771

Provision for income taxes	121	381	711	1,405

Net income	507	691	1,609	2,366

Dividends and accretion on preferred stock	250	-	261	-

Net income available to common shareholders	$257	$691	$1,348	$2,366

Earnings Per Common Share
Basic	$0.03	$0.09	$0.17	$0.31
Diluted	$0.03	$0.09	$0.17	$0.30

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

								Accumulated
	Preferred Stock		Common Stock		Additional			Other	Total
	Number of		Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Income	Equity

Balance, December 31, 2008	-	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of preferred stock and common stock warrant	21,000	19,152			1,848				21,000
Amortization of discount on preferred stock		101					(101)		-
Dividends paid on preferred stock							(160)		(160)
Exercise of stock options									-
(including $9 excess tax benefit									-
from exercise of stock options)			10,050	46					46
Share-based compensation expense					184				184
Retirement of restricted share awards			(1,575)
Comprehensive income:
Net income						$1,609	1,609		1,609
Unrealized security holding gains (net of $1,027 tax benefit)						(1,469)		(1,469)	(1,469)
Realized gains on sale of securities (net of $50 tax)						72		72	72

Total comprehensive income						$212

Balance, June 30, 2009	21,000	$19,253	7,761,553	$48,695	$3,087		$22,768	$(2,489)	$91,314

Balance, December 31, 2007	-	$-	7,317,932	$43,996	$672		$24,598	$184	$69,450

Exercise of stock options (including $88 excess tax benefit from exercise of stock options)			31,228	228					228
5% Stock Dividend distributed May 16, 2008			366,344	4,232			(4,232)		-
Cash paid in lieu of fractional shares							(5)		(5)
Cash dividends - $0.08 per share							(587)		(587)
Share-based compensation expense					167				167
Issuance of restricted stock awards			1,000						-
Retirement of restricted share awards			(6,575)						-
Comprehensive income:
Net income						$2,366	2,366		2,366
Unrealized security holding gains (net of $537 tax benefit)						(769)		(769)	(769)
Realized gains on sale of securities (net of $15 tax)						22		22	22

Total comprehensive income						$1,619

Balance, June 30, 2008	-	$-	7,709,929	$48,456	$839		$22,140	$(563)	$70,872

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Net income	$507	$691	$1,609	$2,366
Other comprehensive loss before taxes
Unrealized losses on securities available for sale	(1,370)	(1,611)	(2,496)	(1,307)
Realized gains on sale of available for sale securities	-	37	122	37

Total other comprehensive loss before taxes	(1,370)	(1,574)	(2,374)	(1,270)

Unrealized income tax benefit related to items in comprehensive loss	564	663	1,027	538
Income tax related to the sale of available for sale securities	-	(15)	(50)	(15)

Total other comprehensive loss, net of taxes	(806)	(926)	(1,397)	(747)

Total comprehensive (loss) / income	$(299)	$(235)	$212	$1,619

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the six month periods
	ended June 30,
(dollars in thousands)	2009	2008

Cash flows from operating activities:
Net income	$1,609	$2,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	547	537
Provision for possible loan losses	4,810	3,015
Amortization of premiums / discounts on investment securities, net	29	(66)
Amortization of intangible assets	525	430
Share-based compensation expense	184	167
Federal Home Loan Bank dividends received	-	(84)
Gain on sale of available for sale securities	(122)	(37)
Increase in loans held for sale	(3,753)	(344)
Net increase in bank owned life insurance	(212)	(204)
Decrease in deferred tax asset	12	14
Loss on sale and write-downs on other real estate owned	204	-
Increase in other assets	(7,799)	(483)
Increase / (decrease) in other liabilities	822	(795)
Excess tax benefit related to share-based compensation expense	(9)	(88)

NET CASH (USED) / PROVIDED IN OPERATING ACTIVITIES	(3,153)	4,428

Cash flows from investing activities:
Purchase of securities, available for sale	(38,553)	(18,417)
Sale of available for sale securities	4,762	1,537
Maturities and calls of available for sale securities	1,136	1,012
Maturities of time deposits with other banks	-	199
Proceeds from principal reductions and maturities of available for sale securities	5,410	5,193
Purchase of Federal Home Loan Bank stock	(705)	(2,272)
Increase in loans, net	(21,991)	(47,673)
Allowance for loan and lease loss recoveries	22	72
Purchase of property, premises and equipment, net	(578)	(720)
Purchase of bank owned life insurance	-	(400)
Proceeds from sale of other real estate owned	2,863	-

NET CASH (USED) IN INVESTING ACTIVITIES	(47,634)	(61,469)

Cash flows from financing activities:
Increase / (decrease) in deposits, net	100,468	(10,290)
Proceeds from Federal Home Loan Bank borrowing	75,000	240,000
Repayments of Federal Home Loan Bank borrowing	(119,000)	(176,500)
(Decrease) / increase in repurchase agreements	(2,796)	782
Excess tax benefit related to share-based compensation expense	9	88
Proceeds from exercise of stock options	37	140
Cash dividends paid	(160)	(587)
Cash paid in lieu of fractional shares	-	(5)
Proceeds from issuance of preferred stock and common stock warrants, net	21,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,558	53,628

Net increase / (decrease) in cash and cash equivalents	23,771	(3,413)

Cash and cash equivalents, beginning of period	24,571	46,419

Cash and cash equivalents, end of period	$48,342	$43,006

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$4,836	$6,819
Income taxes paid	$220	$1,405

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$(2,374)	$(1,270)
Loans transferred to OREO or foreclosed collateral	$8,403	$197

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (“the Bank”).  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trusts II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts in the consolidated financial statements for the year ended December 31, 2008 and for the three and six months ended June 30, 2008 may have been reclassified to conform to the presentation of the consolidated financial statements in 2009.

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

Management evaluated subsequent events through July 28, 2009, the date the financial statements were available to be issued.  Events or transactions occurring after June 30, 2009, but prior to July 28, 2009 that provided additional evidence about conditions that existed at June 30, 2009, have been recognized in the financial statements for the quarter ended June 30, 2009.  Events or transactions that provided evidence about conditions that did not exist at June 30, 2009, but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009.

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

Notes to Consolidated Financial Statements

The following table sets forth the amortized cost and fair values of investment securities available for sale at June 30, 2009 and December 31, 2008:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2009	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$145	$-	$(2)	$143
Mortgage backed securities	58,629	256	(4,598)	54,287
Obligations of state and political subdivisions	21,072	361	(246)	21,187
Other securities	109	-	-	109

Total	$79,955	$617	$(4,846)	$75,726

As of December 31, 2008
Obligations of U.S. government agencies and corporations	$149	$-	$(1)	$148
Mortgage-backed securities	35,339	166	(2,102)	33,403
Obligations of state and political subdivisions	17,020	373	(291)	17,102
Other securities	109	-	-	109

Total	$52,617	$539	$(2,394)	$50,762

During the first quarter of 2009, the Company sold five securities in the aggregate amount of $4.8 million.  In connection with the sale, the Company recognized a pre tax gain of $122 thousand.  During the second quarter of 2008, the Bank sold approximately $5.2 million in securities and recognized a pre tax gain of $37 thousand.  No securities were sold during the three months ended June 30, 2009.

Management periodically evaluates investments in the portfolio for other than temporary impairment and more specifically when conditions warrant such an evaluation.  When evaluating whether impairment is other than temporary, Management considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Bank to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, credit enhancements, loan-to-values, credit scores, delinquency and default rates, cash flows and the extent to which those cash flows are within Management’s initial expectations based on pre-purchase analyses.

As of June 30, 2009, Management does not believe unrealized losses in the investment portfolio are other than temporary.

Notes to Consolidated Financial Statements

Note 3.  Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of June 30, 2009 compared to December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Real Estate Secured
Multi-family residential	$17,414	$16,206
Residential 1 to 4 family	23,626	23,910
Home equity lines of credit	29,049	26,409
Commercial	302,735	285,631
Farmland	9,639	10,723
Commercial
Commercial and industrial	171,208	157,674
Agriculture	14,231	13,744
Other	491	620
Construction
Single family residential	14,710	11,414
Single family residential - Spec.	10,338	15,395
Tract	3,202	2,431
Multi-family	5,648	5,808
Hospitality	12,388	18,630
Commercial	17,215	21,484
Land	57,149	61,681
Installment loans to individuals	8,428	7,851
All other loans (including overdrafts)	383	536

Total loans, gross	697,854	680,147

Deferred loan fees	1,555	1,701
Reserve for possible loan losses	11,106	10,412

Total loans, net	$685,193	$668,034

Loans held for sale	11,692	7,939

Concentration of Credit Risk

At June 30, 2009, approximately $503.1 million or 72.1% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents an increase of approximately $3.4 million when compared to the $499.7 million or 73.5% reported at December 31, 2008.  Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by industry and project type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.  At June 30, 2009, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $18.1 million and un-disbursed loan commitments in the approximate amount of $201.2 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions. For more detailed information on Concentration of Credit Risk, please refer to “Loans” of “Financial Condition” under “Management’s Discussion and Analysis of Results and Operations” contained within this document.

Notes to Consolidated Financial Statements

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

The following table provides a summary for the activity in the allowance for loan losses during the periods indicated:

	For the three months ended		For the six months ended		For the year ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	December 31, 2008
Balance at beginning of period	$10,429	$6,305	$10,412	$6,143	$6,143
Provision expense	2,700	2,775	4,810	3,015	12,215
Loans charged-off:
Commercial real estate	-	305	-	305	340
1-4 family residential	-	-	-	-	555
Commercial and industrial	942	492	1,225	568	3,854
Construction	415	206	1,821	206	1,837
Land	681	-	991	-	1,434
Other	4	21	101	23	56

Total charge-offs	2,042	1,024	4,138	1,102	8,076

Recoveries of loans previously charged off	19	72	22	72	130

Balance at end of period	$11,106	$8,128	$11,106	$8,128	$10,412

During the three and six months ended June 30, 2009, the Company made provisions to the allowance for loan losses in the amounts of $2.7 million and $4.8 million, respectively.  This when compared to the $2.8 million and $3.0 million reported for the same periods ended a year earlier, represents a decline of approximately $0.1 million for the quarter and an increase of approximately $1.8 million on a year to date basis.  Elevated provision expenses are reflective of, among other things, additional loan balances charged-off during the first six months of 2009, continued weakness in local, state and national economic conditions and the number and dollar volume of loans placed on non-accruing status when compared to the same period ended in 2008.

Note 4.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options and other share-based compensation awards, exclusive of any award that may have an anti-dilutive affect on earnings per common share.  As disclosed in Note 9 of these consolidated financial statements, the Company issued a warrant to the U.S. Treasury to purchase 611,650 shares of its common stock.  The warrant was included in the Company’s calculation of diluted earnings per common share for the three months ended June 30, 2009, but excluded from the calculation on a year to date basis, since it was anti-dilutive for that period.

Notes to Consolidated Financial Statements

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the three months ended June 30, 2009 and 2008:

	For the three months ending,
	June 30, 2009		June 30, 2008
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$507		$691
Dividends and accretion on preferred stock	(250)		-

Net income available to common shareholders	$257		$691

Weighted average shares outstanding		7,696,027		7,705,174
Basic earnings per common share	$0.03		$0.09
Dilutive effect of share-based compensation awards		94,681		125,216
Dilutive effect of common stock warrant		76,254		-
Weighted average diluted shares outstanding		7,866,962		7,830,390
Diluted earnings per common share	$0.03		$0.09

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the six months ended June 30, 2009 and 2008:

	For the six months ending,
	June 30, 2009		June 30, 2008
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$1,609		$2,366
Dividends and accretion on preferred stock	(261)		-

Net income available to common shareholders	$1,348		$2,366

Weighted average shares outstanding		7,692,765		7,699,860
Basic earnings per common share	$0.17		$0.31
Dilutive effect of share-based compensation awards		85,606		141,284
Dilutive effect of common stock warrant		-		-
Weighted average diluted shares outstanding		7,778,371		7,841,144
Diluted earnings per common share	$0.17		$0.30

On April 24, 2008, the Company’s Board of Directors declared a 5% stock dividend which was paid on May 16, 2008.  As a result of this dividend, the Company issued 366,294 shares of its common stock to holders of record on May 2, 2008.  The basic and diluted shares presented in the tables above as well as shares for all prior periods have been adjusted to fully reflect the May 2008 stock dividend.

Note 5.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, all interim and annual reporting periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Company does not currently believe the adoption of this statement will have a material impact on its financial statements.

Notes to Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 seeks to improve financial reporting by companies involved with variable interest entities. SFAS No. 167 addresses concerns about the application of certain key provisions of Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about a company’s involvement in a variable interest entity.  SFAS No. 167 requires a company to perform analyses to determine if its variable interest(s) give it a controlling financial interest in a variable interest entity.  These analyses identify the primary beneficiary of the a variable interest entity as the company that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the company’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This statement is effective for all annual and interim reporting periods beginning after November 15, 2009 with earlier application prohibited.  The Company has not yet determined the impact that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement 140.”  SFAS No. 166 seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company is required to adopt SFAS No. 166 for all interim and annual reporting periods beginning after November 15, 2009.  The Company does not currently expect the adoption of this standard to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 sets forth principles and requirements for disclosing and recognizing subsequent events in the financial statements.  SFAS No. 165 also outlines circumstances under which an entity shall recognize those events or transactions occurring after the balance sheet date.  The Company is required to adopt SFAS No. 165 for all interim and annual reporting periods after June 15, 2009, prospectively.  The Company’s adoption of this pronouncement did not have a material impact on its financial statements.

In April 2009, the FASB issued the following new accounting standards:

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

The standards summarized in the preceding paragraphs are effective for periods ending after June 15, 2009.  The adoption of these standards has not had a material impact in the Company’s financial statements.

Notes to Consolidated Financial Statements

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP FAS 132(R)-1 amends FASB Statement No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 seeks to provide users of financial statements with an understanding of: how investment allocation decisions are made, the major categories of plan assets, the inputs and valuations techniques used to measure the fair value of those assets, the effect of fair value measurements using unobservable inputs on changes in plan assets during a reporting period, and significant concentrations of risk within plan assets.  The Company is required to adopt FSP FAS 132(R)-1 no later than January 1, 2010.  The Company does not believe the adoption of this FSP will have a material impact on its financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurements as of June 30, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 with earlier adoption encouraged. Disclosures will not be required retrospectively to prior reporting periods. The Company has elected to adopt SFAS No. 161 effective January 1, 2009. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

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

Note 6.  Share-Based Compensation

As of June 30, 2009, the Company had two share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

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

The share-based compensation expense recognized in the consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

Notes to Consolidated Financial Statements

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands except share and per share data)	2009	2008	2009	2008
Share-based compensation expense:
Stock option expense	$42	$52	$86	$101
Restricted stock expense	52	3	98	66

Total share-based compensation expense	94	$55	184	$167

Total share-based compensation expense, net of tax	$57	$40	$113	$114

Diluted shares outstanding	7,866,962	7,830,390	7,778,371	7,841,144
Impact on diluted earnings per share	$0.007	$0.005	$0.015	$0.015

Unrecognized compensation expense:
Stock option expense	$258	$367
Restricted stock expense	368	604

Total unrecognized share-based compensation expense	$626	$971

Total unrecognized share-based compensation expense, net of tax	$380	$597

At June 30, 2009, there was a total of $258 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 1.8 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at June 30, 2009 was $368 thousand. That expense is expected to be recognized over the next 1.7 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2009).  The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock. The aggregate intrinsic value of options exercised for the three and six month periods ended June 30, 2009 was $22 thousand.  The aggregate intrinsic value of options exercised during the three and six month periods ended June 30, 2008 was $72 thousand and $214 thousand, respectively.

Notes to Consolidated Financial Statements

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date periods ended June 30, 2009 and 2008:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2009	408,830	$9.34
Granted	30,324	4.81
Exercised	(10,050)	3.73
Forfeited	-	-

Options outstanding, June 30, 2009	429,104	$9.15	4.34	$288

Exercisable at June 30, 2009	347,172	$8.92	3.28	$245

Options outstanding, January 1, 2008	463,160	$8.36
Granted	26,250	11.48
Exercised	(32,090)	4.37
Forfeited	(4,439)	6.58

Options outstanding, June 30, 2008	452,881	$8.84	4.41	$906

Exercisable at June 30, 2008	362,146	$7.78	3.37	$904

During the first quarter of 2009, the Company granted 25,000 options to various non-management members of the Company’s Board of Directors.  Similar grants were made to the Company’s Board of Directors during the first quarter of 2008.  The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during 2009 and 2008 on the date of grant using the Black-Scholes options pricing model:

	2009	2008
Expected volatility	42.26%	35.07%
Expected term (years)	10	10
Dividend yield	0.00%	2.66%
Risk free rate	2.84%	3.62%

Weighted-average grant date fair value	$2.74	$3.93

The Black-Scholes model incorporates a range of assumptions for inputs that are disclosed in the table above.  Expected volatilities are based on, among other things, the daily historical stock price over the expected life of the option.  The expected term of options granted is derived from the output of the model and represents the period of time that options granted are expected to be outstanding.  Dividend yields are estimated based on the dividend yield on the Company’s common stock at the time of grant.  The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accruing loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At June 30, 2009, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral with the most recent appraisal available to Management.

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale investment securities	$-	$74,988	$738	$75,726

Total assets measured on a recurring basis	$-	$74,988	$738	$75,726

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended June 30, 2009:

Available For
Sale Investment
(dollars in thousands)	Securities

Beginning balance	$774
Total gains or losses (realized/unrealized)(1):
Included in earnings	-
Included in other comprehensive loss	(36)
Purchases	-
Transfers in and/or out of Level 3	-

Ending balance	$738
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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of June 30, 2009:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Impaired loans	$-	$12,151	$-	$12,151
Loans held for sale	-	11,692	-	11,692
Other real estate owned	-	6,669	-	6,669

Total assets measured on a non-recurring basis	$-	$30,512	$-	$30,512

Notes to Consolidated Financial Statements

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

Note 8.  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

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

The following table provides a summary of the estimated fair value of financial instruments at June 30, 2009:

	June 30, 2009
	Carrying
(dollars in thousands)	Amount	Fair Value
Assets
Cash and cash equivalents	$48,342	$48,342
Interest bearing deposits	119	119
Investments and mortgage-backed securities	75,726	75,726
Federal Home Loan Bank and Federal Reserve Bank stock	5,828	5,828
Loans receivable, net of deferred fees and costs	696,299	704,558
Loans held for sale	11,692	11,692
Bank owned life insurance	10,949	10,949
Accrued interest receivable	3,298	3,298

Liabilities
Non-interest bearing deposits	178,600	178,600
Interest bearing deposits	525,389	522,268
Federal Home Loan Bank advances	65,000	65,246
Junior subordinated debentures	13,403	12,252
Accrued interest payable	608	608

	Notional	Cost to Cede
	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$219,315	$2,193

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets due to the short-term nature of the assets.

Notes to Consolidated Financial Statements

Interest Bearing Deposits and Accrued Interest Payable

The fair values disclosed for interest bearing deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The fair values for certificates of deposit are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

The carrying amount of accrued interest payable approximates its fair value.

Investments Including Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Mortgage-Backed Securities

Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Fair values for holdings of Federal Home Loan Bank and Federal Reserve Bank stock are based on carrying amounts.

Loans, Loans Held for Sale, and Accrued Interest Receivable

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

The carrying amount of accrued interest receivable approximates its fair value.

Bank Owned Life Insurance

Fair values are based on current cash surrender values at each reporting date provided by the underlying insurers.

Federal Home Loan Bank Advances

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

Notes to Consolidated Financial Statements

Note 9.  Preferred Stock

On February 27, 2009, the Company received shareholder approval for an amendment of its Articles of Incorporation to add a class of preferred stock, which ultimately allowed it to participate in the U.S Treasury’s Capital Purchase Program (“CPP”).

Under its Amended Articles of Incorporation, The Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

On March 20, 2009, the Company issued 21,000 shares of Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million with a liquidation preference of $1,000 per share.  The preferred stock will carry a coupon of 5% for five years and 9% thereafter.  Senior preferred issued to the U.S. Treasury will be non-voting, cumulative, and perpetual and may be redeemed at 100% of their liquidation preference plus accrued and unpaid dividends following three years from the date of issue.  In addition, the Company issued a warrant to the U.S. treasury to purchase shares of the Company’s common stock in an amount equal to 15% of the preferred equity issuance or approximately $3.2 million (611,650 shares).  The warrant is exercisable immediately at a price of $5.15 per share, will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury.  The Company expects the warrant to be dilutive to earnings per common share.

The U.S. Treasury may not transfer a portion or portions of the warrant with respect to, and/or exercise the warrant for more than one-half of, the 611,650 common shares issuable upon exercise of the warrant, in the aggregate, until the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $21.0 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  However, if the Company were to redeem all of the Senior Preferred Stock as permitted by and in accordance with the provisions set forth under the CPP, the U.S. Treasury will be permitted, subject to compliance with applicable securities laws, to transfer all or a portion of the warrant with respect to, and/or exercise the warrant for, all or a portion of the number of common shares issuable thereunder, at any time and without limitation.  In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in the Company receiving aggregate gross proceeds of not less than $21.0 million, the number of the common shares underlying the portion of the warrant then held by the U.S. Treasury will be reduced by one-half of the common shares originally covered by the warrant.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At June 30, 2009, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

The proceeds received from the U.S. Treasury were allocated to the Senior Preferred Stock and the warrant based on their relative fair values.  The fair value of the Senior Preferred Stock was determined through a discounted future cash flow model at a discount rate of 10%.  The fair value of the warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  As a result the Company recorded the Senior Preferred Stock and the warrant at approximately $19.2 million and $1.8 million, respectively.  The Company will accrete the discount on the Senior Preferred Stock over a period of five years with corresponding charges to retained earnings.

It is also important to note that net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Senior Preferred Stock and any dividends paid from retained earnings on the Senior Preferred Stock.  For the three and six month periods ended June 30, 2009, dividends and accretion on the Senior Preferred Stock totaled approximately $250 thousand and $261 thousand, respectively.

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

Notes to Consolidated Financial Statements

Note 10.  Subsequent Events

During the last few days of July 2009, the Bank finalized the sale of three OREO properties and received proceeds of approximately $2.5 million.  In connection with the sale of these properties, the Bank recognized an aggregate pre tax loss on sale of approximately $0.3 million in the month of July.

Note 11.  Reclassifications

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three and six month periods ending June 30, 2009 and 2008.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Management’s Discussion and Analysis

Executive Summary

For the three and six month periods ended June 30, 2009, earnings available to common shareholders were approximately $0.3 million and $1.3 million, respectively.  This when compared to the same periods ended a year earlier represents a decline of approximately $0.4 million and $1.0 million, respectively.  Earnings per diluted common share for the three and six month periods ended June 30, 2009 were $0.03 and $0.17, respectively, representing respective declines of $0.06 and $0.13 when compared to the same periods ended a year earlier.  Year over year declines in earnings can be attributed to elevated provisions for loan losses, a one time assessment imposed by the FDIC and several one time charges incurred as a result of OREO properties the Bank acquired.  The FDIC assessment was imposed on all insured institutions with the intent to replenish the Deposit Insurance Fund.  Additionally, during the second quarter of 2008 the Bank recognized income related to the Visa, Inc. IPO in the approximate amount of $0.3 million.  The absence of this income in the second quarter of 2009 is another factor behind the year over year decline in earnings.

One time charges during the first six months of 2009 include the special FDIC assessment in the amount of $0.4 million, booked during the second quarter, and expenses incurred related to OREO properties the Bank acquired in the amount of $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively.  Absent these charges, non-interest expenses would have been approximately $0.1 million and $0.4 million lower that that reported for the same three and six month periods ended a year earlier.  Management has and will continue to focus on cost controls and efficiency gains while navigating through this difficult economic environment.

Net interest income for the three and six month periods ended June 30, 2009 showed slight increases of $0.3 million and $0.7 million, respectively, when compared to year ago levels.  Although interest income fell approximately $0.3 million and $1.2 million for the three and six month periods ended June 30, 2009 when compared to year ago levels, interest expenses fell at a faster pace, allowing for the increases seen in net interest income.  Throughout 2008 and early 2009, the Bank stayed relatively short with respect to maturities on various interest bearing liabilities, allowing the Bank the opportunity to take advantage of lower rates in a rates down environment.  Additionally, floors within the loan portfolio were instrumental in abating any substantial year over year decline in interest income.

Non-performing assets at June 30, 2009 were approximately $18.9 million or $4.3 million lower than that reported at March 31, 2009 and $1.1 million lower that that reported at December 31, 2008.  Although approximately $6.7 million in loan balances moved to OREO status during the second quarter, the Bank saw pay-downs of approximately $1.2 million on non-accruing credits, the result of proceeds obtained from the liquidation of collateral and principal guarantees.  During the second quarter the Bank sold three spec construction properties acquired through foreclosure for approximately $2.9 million.  In connection with the sale of these properties, the Bank recognized a loss of approximately $104 thousand.  For the first six months of 2009, losses on the sale of OREO totaled approximately $131 thousand. As discussed in Note 10. Subsequent Events, to the consolidated financial statements, the Bank closed escrow for the sale of three additional OREO properties in late July 2009.  In connection with the sale of these properties, the Bank received aggregate proceeds of approximately $2.5 million and recognized an aggregate pre-tax loss of approximately $0.3 million in July 2009.

Deposit growth was strong during the first six months of the year, with total deposits of $704.0 million at June 30, 2009, representing a $100.5 million or 16.6% increase from that reported at December 31, 2008.  Net of brokered, retail deposits grew approximately $110.6 million or 19.9% from that reported at December 31, 2008.  Growth in deposit balances was driven in large part by increases in non-interest bearing demand, retail money market deposits and time certificates.  As a result of increased deposits, the Bank was able to pay down approximately $46.0 million in brokered funds during the second quarter and approximately $10.1 million on a year to date basis.  Borrowings with the Federal Home Loan Bank (“FHLB”) declined $44.0 million during the first six months of 2009, directly attributable to growth in retail deposit balances.

The following provides a summary of operating results for the three and six month periods ended June 30, 2009 and 2008:

•
Interest income for the three and six month periods ended June 30, 2009 was approximately $12.3 million and $24.2 million, respectively.  This, when compared to the $12.6 million and $25.4 million reported for the same periods ended a year earlier, represents declines of approximately $0.3 million and $1.2 million or 2.4% and 4.8%, respectively.  The year over year decline is primarily attributable to the actions taken by the Federal Reserve within the fourth quarter of 2008 to lower the overnight Fed Funds rate from 2.00%, as of June 30, 2008, to within a range of 0.00% and 0.25%.  However, as previously mentioned, floors in the loan portfolio were instrumental in mitigating any substantial year over year decline in interest income.

•
Interest expenses for the three and six month periods ended June 30, 2009 were approximately $2.4 million and $4.8 million, respectively.  This, when compared to the $3.0 million and $6.7 million reported for the same periods ended a year earlier, represents declines of approximately $0.6 million and $1.9 million or 18.7% and 28.8%, respectively.  The year over year decline is mainly attributable to the dramatic declines in the overnight Fed Funds rate previously referred to above and the ability of the Bank to re-price a significant portion of its interest bearing liabilities over the last year.

Management’s Discussion and Analysis

•
Net interest income for the three and six months ended June 30, 2009 was approximately $9.8 million and $19.4 million, respectively.  When compared to the same periods ended a year earlier, this represents increases of approximately $0.3 million and $0.7 million or 2.6% and 3.7%, respectively.  As previously mentioned, the ability of the Bank to re-price a significant portion of its interest bearing liabilities in a rates down environment contributed greatly to the year over year increases seen in net interest income.

•
The net interest margin for the second quarter and the first six months of 2009 was 4.91% and 4.97%, respectively.  When compared to the same periods a year earlier, this represents declines of approximately 37 and 34 basis points, respectively.  Declines in the yields on earning assets when compared to year ago levels, contributed to the decline in the net interest margin.

•
Non-interest income for the three and six months ended June 30, 2009 was approximately $1.5 million and $3.2 million, respectively.  This, when compared to the same periods ended a year earlier, represents declines of  $0.3 million and $35 thousand, respectively.  The year over year decline in the second quarter of 2009 can be attributed to income the Bank recognized in the second quarter of 2008 related to the Visa, Inc. IPO, totaling approximately $0.3 million.

•
Non-interest expenses for the three and six months ended June 30, 2009 were approximately $8.0 million and $15.4 million, respectively.  This, when compared to the $7.5 million and $15.1 million reported for the same periods ended a year earlier, represents increases of approximately $0.5 million and $0.3 million or 6.9% and 2.1%, respectively.  As previously mentioned the Bank incurred several one time charges related to the special FDIC assessment and expenses related to OREO properties the Bank acquired.  Exclusive of these one time items, non-interest expenses would have been approximately $0.1 million and $0.4 million lower that that reported for the three and six month periods ended a year earlier, respectively.

The following provides a summary for significant year to date changes in balances as of June 30, 2009:

•
At June 30, 2009, net loan balances were approximately $685.2 million or approximately $17.2 million and 2.6% higher than the $668.0 million reported at December 31, 2008.  See also “Loans” under “Financial Condition” of this discussion and analysis for additional information regarding the Bank’s loan portfolio.

•
At June 30, 2009, total deposits were approximately $704.0 million or approximately $100.5 million and 16.7% higher than the $603.5 million reported at December 31, 2008.  Deposits, exclusive of brokered were approximately $665.5 million or $110.6 million higher than the $554.9 million reported at December 31, 2008.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this discussion and analysis for information regarding the Bank’s deposit liabilities.

•
At June 30, 2009, borrowings with the FHLB were $65.0 million or approximately $44.0 million lower than the $109.0 million reported at December 31, 2008.  Higher retail deposit balances during the first six months of 2009 resulted in fewer borrowings with the FHLB.

The following provides an overview of asset quality as of June 30, 2009:

•
At June 30, 2009, the balance of non-performing loans was approximately $12.2 million or $6.5 million lower than the $18.7 million reported at December 31, 2008.  As of June 30, 2009 the balance of non-performing loans as a percentage of total gross loans was 1.75% compared to 2.75% as of December 31, 2008.

•	As of June 30, 2009, the allowance for loan losses represented 1.59% of total gross loans and 1.53% of total gross loans as of December 31, 2008.

•
During the three and six months ended June 30, 2009, the Bank made provisions to the allowance for loan losses in the approximate amount of $2.7 million and $4.8 million, respectively.  Charge-offs during the same periods were approximately $2.0 million and $4.1 million, respectively.

•
For the three and six months ended June 30, 2009, net charge-offs to average gross loans were 0.29% and 0.59%, respectively.  When compared to the 0.14% and 0.16% reported for the same periods ended a year earlier, represents increases 15 and 43 basis points, respectively.

Management’s Discussion and Analysis

•
During the first six months of 2009, the Bank moved approximately $8.4 million in loan balances to OREO status of which approximately $6.7 million occurred during the second quarter of 2009.  As of June 30, 2009, the balance of OREO was $6.7 million compared to the $1.3 million reported at December 31, 2008.  In spite of the year to date increase in OREO balances, the Bank sold three spec construction properties during the second quarter in the aggregate amount of $2.9 million.  See also “Non Performing Assets” under “Financial Condition” of this discussion analysis for additional information related asset quality.

Recent Developments

As previously mentioned and as discussed in Note 10. Subsequent Events, to the consolidated financial statements, the Bank closed escrow for the sale of three additional OREO properties in late July 2009.  In connection with the sale of these properties, the Bank received aggregate proceeds of approximately $2.5 million and recognized an aggregate pre-tax loss of approximately $0.3 million in July 2009.

During the third and fourth quarters of 2008, the credit and equity markets came under significant duress as confidence by many in the U.S. financial system began to wane.  During the later part of 2007 and throughout 2008, many U.S. financial institutions were forced to significantly write-down the values of certain classes of assets in response to the weakened real estate market.  These losses lead to strained capital levels, impairing the confidence of many depositors and others providing funding to the nation’s banks, which in turn lead to a crisis of liquidity.  With liquidity levels of many financial institutions significantly weakened, borrowing costs began to rise considerably and the flow of credit to consumers and between banks all but came to a halt.  In response to this, the weakened economy and other factors, the U.S. Congress passes the Emergency Economic Stabilization Act of 2008 (the “EESA”) in October of 2008.  Under the EESA, the Department of the U.S. Treasury formed the Troubled Asset Relief Program (the “TARP”).  The TARP gives the U.S. Treasury the power to make purchases of certain troubled assets as well as the direct purchase of equity from U.S. financial institutions under the CPP.  Although the Company’s liquidity levels remained adequate and the Bank and Company were well capitalized throughout 2008, the Company applied to participate in the CPP to keep all capital raising options available.  On February 27, 2009, the Company received shareholder approval to add an authorized class of preferred stock to the Company’s Articles of Incorporation that allowed the Company to participate in the CPP and will also allow for more flexibility in capital raising efforts in general.  On March 20, 2009, the Company issued 21,000 shares of Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million.  Additionally, the Company issued a warrant to the U.S. Treasury to purchase 611,650 shares of its common stock at a price of $5.15 per share, representing 15% of the preferred issuance or approximately $3.2 million.  For a more detailed discussion regarding the Company’s participation in the CPP, see Note 9. Preferred Stock, to the consolidated financial statements filed on this Form 10-Q.

Dividends and Stock Repurchases

During the second quarter of 2009, the Company paid approximately $160 thousand in dividends on its Senior Preferred Stock issued to the U.S. Treasury under the CPP.  See also Note 9. Preferred Stock, to the consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Senior Preferred Stock.

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

The Company paid no dividends on or made repurchases of its common stock during the three and six months ended June 30, 2009.

Management’s Discussion and Analysis

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	06/30/09	03/31/09	12/31/08	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07

Return on average assets	0.23%	0.54%	-0.63%	0.27%	0.35%	0.91%	1.11%	1.12%

Return on average equity	2.20%	6.04%	-6.93%	2.94%	3.84%	9.55%	11.65%	12.09%

Return on average common equity	1.41%	6.19%	-6.93%	2.94%	3.84%	9.55%	11.65%	12.09%

Average equity to average assets	10.68%	8.95%	9.06%	9.16%	9.14%	9.48%	9.49%	9.27%

Average common equity to average assets	8.47%	8.64%	9.06%	9.16%	9.14%	9.48%	9.49%	9.27%

Net interest margin	4.91%	5.03%	5.04%	5.18%	5.28%	5.33%	5.33%	5.44%

Efficiency ratio*	70.02%	66.71%	66.43%	64.40%	66.31%	72.17%	67.26%	66.89%

Average loans to average deposits	103.58%	112.39%	109.95%	111.54%	109.26%	103.64%	96.40%	95.79%

Net Income	$507	$1,102	$(1,254)	$534	$691	$1,675	$1,978	$1,628

Net income available to common shareholders	$257	$1,091	$(1,254)	$534	$691	$1,675	$1,978	$1,628

Earnings Per Common Share:
Basic	$0.03	$0.14	$(0.16)	$0.07	$0.09	$0.22	$0.26	$0.24
Diluted	$0.03	$0.14	$(0.16)	$0.07	$0.09	$0.21	$0.25	$0.23
Outstanding Shares:
Basic	7,696,027	7,689,317	7,660,342	7,709,600	7,705,174	7,694,546	7,682,730	6,796,286
Diluted	7,866,962	7,824,377	7,721,460	7,798,321	7,830,390	7,851,831	7,887,206	7,013,070

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on the sale of investment securities and sale of other real estate owned.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 262,000, 86,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season for numerous vegetables and fruits.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. While the economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties have not been immune to the negative impacts of both the national and state economies, the abundant tourism that has developed over the past decade in our market area, especially in the wine industry and coastal communities, has helped sustain our local economy in previous economic downturns.  According to a recent publication by Smith Travel Research in regard to hotel occupancy rates comparing May 2009 to May 2008, there was a decline in occupancy of 2.6%, 4.9% and 12.3% for Paso Robles/San Luis Obispo, Santa Barbara/Santa Maria and the State of California, respectively.

Management’s Discussion and Analysis

2008 proved to be a challenging year not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2008 and economic growth began to significantly slow, the ability of borrowers to satisfy their obligations to the financial sector began to languish.  These among other factors placed severe stress on the U.S. financial system, leading to a crisis of confidence, further downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, our primary market area has historically enjoyed a more stable level of economic activity; however we believe these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 11.5%.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 8.4% and 7.6%, respectively.  Additionally, housing prices have fallen significantly year over year within California, showing an approximate 42% year over year decline as of December 2008.  Within the Company’s primary market, housing prices have fallen in San Luis Obispo and Santa Barbara counties from year ago levels by approximately 17% and 27%, respectively.  However, sales have been relatively strong within the State of California and the Company’s primary market area, climbing over 30% compared to 2008, the majority of which can be attributed to sales of distressed properties.  That said, the lack of oversupply in the Company’s market, desirable climate, close proximity to beaches, lakes and the wine industry, for both San Luis Obispo and Santa Barbara Counties have resulted in lower percentage declines in prices for the local real-estate market, relative to other areas of California.

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

Management’s Discussion and Analysis

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

Contributing significantly to an asset sensitive balance sheet is a relatively large volume of non-interest bearing demand deposit accounts which effectively never re-price.  Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and conversely, a reduction in short term interest rates will result in reduced net interest margin.  However, as a result of promotions in the last two years designed to attract lower cost core deposits, the Bank was able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to a more neutral position regarding interest rate sensitivity.  This was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Fed Funds and Prime rates during 2008.

For the three and six months ended June 30, 2009 and 2008, the net interest margin was 4.91%, 4.97%, 5.28% and 5.31%, respectively.  The year over year declines in the net interest margin can be attributed to reductions in the overnight Fed Funds rate as well as higher average balances of federal funds sold, resulting from substantial increases in core deposit balances during the first six months of 2009.  Although higher average balances of federal funds sold significantly enhanced the Bank’s liquidity position, it did contribute somewhat to a lower yield on earning assets. On a year-over-year rate/volume basis, the decrease in yield on earning assets overall was the driver in regard to margin compression.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and six months ended June 30, 2009 and 2008 reflect the impact of dramatically lower interest rates throughout the majority of 2008 as the result of a significantly weakened economy.

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

Management’s Discussion and Analysis

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and six month periods ended June 30, 2009 and 2008. The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	June 30, 2009			June 30, 2008
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	3.37%	$1	$281	4.29%	$3
Federal funds sold	20,816	0.19%	10	9,249	1.96%	45
Investment securities taxable	57,746	4.40%	634	46,594	5.26%	609
Investment securities non taxable	19,412	4.30%	208	17,423	4.27%	185
Loans (1) (2)	705,779	6.49%	11,416	656,917	7.18%	11,732
Total interest earning assets	803,872	6.12%	12,269	730,464	6.92%	12,574

Allowance for possible loan losses	(10,121)			(6,475)
Other assets	71,936			67,083
Total assets	$865,687			$791,072

Interest Bearing Liabilities:
Interest bearing demand	$61,084	0.69%	$105	$83,754	0.78%	$160
Savings	23,819	0.19%	11	24,343	0.59%	36
Money market	177,585	1.48%	656	187,616	1.76%	824
Time deposits	185,078	2.52%	1,161	136,709	3.14%	1,068
Brokered money market funds	32,893	0.82%	67	-	0.00%	-
Brokered time deposits	36,907	1.46%	134	15,919	3.28%	131
Total interest bearing deposits	517,366	1.65%	2,134	448,341	1.99%	2,219
Federal funds purchased	109	1.10%	-	3,439	2.46%	21
Securities sold under agreement to repurchase	-	0.00%	-	2,094	1.92%	10
Federal Home Loan Bank borrowing	68,956	0.83%	143	90,731	2.46%	555
Junior subordinated debentures	13,403	4.49%	150	13,403	5.40%	180
Total borrowed funds	82,468	1.43%	293	109,667	2.81%	766
Total interest bearing liabilities	599,834	1.62%	2,427	558,008	2.15%	2,985
Non interest bearing demand	163,994			152,927
Total funding	763,828	1.27%	2,427	710,935	1.69%	2,985
Other liabilities	9,372			7,856
Total liabilities	$773,200			$718,791

Stockholders' Equity:
Preferred stock	$19,197			$-
Common stock	48,674			46,291
Additional paid in capital	3,032			824
Retained earnings	23,543			25,129
Valuation allowance investments	(1,959)			37
Total stockholders' equity	92,487			72,281
Total liabilities and stockholders' equity	$865,687			$791,072

Net interest income			$9,842			$9,589
Net interest margin (3)		4.91%			5.28%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $225 and $369 for the three months ending June 30, 2009 and 2008, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Management’s Discussion and Analysis

	For the six months ending			For the six months ending
	June 30, 2009			June 30, 2008
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	3.39%	$2	$306	3.94%	$6
Federal funds sold	16,852	0.20%	17	8,631	2.61%	112
Investment securities taxable	51,507	4.66%	1,189	42,370	5.13%	1,081
Investment securities non taxable	18,293	4.34%	394	17,273	4.30%	369
Loans (1) (2)	700,804	6.49%	22,563	640,449	7.48%	23,823
Total interest earning assets	787,575	6.19%	24,165	709,029	7.20%	25,391

Allowance for possible loan losses	(10,370)			(6,339)
Other assets	69,431			64,924
Total assets	$846,636			$767,614

Interest Bearing Liabilities:
Interest bearing demand	$62,845	0.61%	$189	$75,314	0.68%	$255
Savings	22,949	0.18%	20	28,634	1.17%	166
Money market	175,378	1.51%	1,316	195,860	2.16%	2,105
Time deposits	164,228	2.60%	2,116	142,125	3.62%	2,561
Brokered money market funds	36,854	0.72%	131	-	0.00%	-
Brokered time deposits	33,169	1.74%	287	11,209	3.91%	218
Total interest bearing deposits	495,423	1.65%	4,059	453,142	2.35%	5,305
Federal funds purchased	378	1.07%	2	3,824	2.94%	56
Securities sold under agreement to repurchase	1,312	0.31%	2	2,080	2.61%	27
Federal Home Loan Bank borrowing	89,105	0.88%	388	67,170	2.67%	891
Junior subordinated debentures	13,403	4.59%	305	13,403	6.05%	403
Total borrowed funds	104,198	1.35%	697	86,477	3.20%	1,377
Total interest bearing liabilities	599,621	1.60%	4,756	539,619	2.49%	6,682
Non interest bearing demand	154,971			148,518
Total funding	754,592	1.27%	4,756	688,137	1.95%	6,682
Other liabilities	8,733			8,051
Total liabilities	$763,325			$696,188

Stockholders' Equity:
Preferred stock	$10,921			$-
Common stock	48,661			45,164
Additional paid in capital	2,190			768
Retained earnings	23,162			25,416
Valuation allowance investments	(1,623)			78
Total stockholders' equity	83,311			71,426
Total liabilities and stockholders' equity	$846,636			$767,614

Net interest income			$19,409			$18,709
Net interest margin (3)		4.97%			5.31%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $483 and $724 for the six months ending June 30, 2009 and 2008, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Management’s Discussion and Analysis

The table below sets forth changes in average interest earning assets and their respective yields for the three and six month periods ending June 30, 2009 compared to the same period ended in 2008:

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Time deposits with other banks	$119	$281	$(162)	-57.65%	3.37%	4.29%	-0.92%
Federal funds sold	20,816	9,249	11,567	125.06%	0.19%	1.96%	-1.77%
Investment securities taxable	57,746	46,594	11,152	23.93%	4.40%	5.26%	-0.86%
Investment securities non-taxable	19,412	17,423	1,989	11.42%	4.30%	4.27%	0.03%
Loans (1) (2)	705,779	656,917	48,862	7.44%	6.49%	7.18%	-0.69%

Total interest earning assets	$803,872	$730,464	$73,408	10.05%	6.12%	6.92%	-0.80%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $225 and $369 for the three months ending June 30, 2009 and 2008, respectively have been included in the interest income computation.

	Average Balance				Average Yield
	for the six months ending				for the six months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Time deposits with other banks	$119	$306	$(187)	-61.11%	3.39%	3.94%	-0.55%
Federal funds sold	16,852	8,631	8,221	95.25%	0.20%	2.61%	-2.41%
Investment securities taxable	51,507	42,370	9,137	21.56%	4.66%	5.13%	-0.47%
Investment securities non-taxable	18,293	17,273	1,020	5.91%	4.34%	4.30%	0.04%
Loans (1) (2)	700,804	640,449	60,355	9.42%	6.49%	7.48%	-0.99%

Total interest earning assets	$787,575	$709,029	$78,546	11.08%	6.19%	7.20%	-1.01%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $483 and $724 for the six months ending June 30, 2009 and 2008, respectively have been included in the interest income computation.

At June 30, 2009, average interest earning assets were approximately $73.4 million and $78.5 million higher than that reported over the same three and six month periods ended a year earlier.  Organic loan growth as well as higher balances of federal funds sold and investment securities are the primary factors behind the increase.

For the three and six month periods ended June 30, 2009, the average yield on loans was 6.49% and 6.49%, respectively.  This represents declines of 69 and 99 basis points from the 7.18% and 7.48% reported for the same periods ended a year earlier.  As economic conditions worsened throughout 2008, the FOMC moved to cut the overnight Fed Funds rate by over 400 basis points, which had a direct impact on yields in the loan portfolio.  The decline in the yield of the loan portfolio is the primary factor contributing to the year over year decline in the yield on earning assets.  Additionally, higher average balances of federal funds sold, resulting from substantial deposit growth during the first half of 2009, placed further pressure on the yield on earning assets.  For the three and six month periods ended June 30, 2009, the yield on earning assets declined approximately 80 and 101 basis points when compared to the same periods ended a year ago.

Year over year increases in the average balance of taxable investment securities can be attributable to purchases the Bank made in a mix of collateralized mortgage obligations from government sponsored agencies and private issuers.

Management’s Discussion and Analysis

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three and six month periods ending June 30, 2009 compared to the same periods ended in 2008:

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Interest bearing demand	$61,084	$83,754	$(22,670)	-27.07%	0.69%	0.78%	-0.09%
Savings	23,819	24,343	(524)	-2.15%	0.19%	0.59%	-0.40%
Money market	177,585	187,616	(10,031)	-5.35%	1.48%	1.76%	-0.28%
Time deposits	185,078	136,709	48,369	35.38%	2.52%	3.14%	-0.62%
Brokered money market funds	32,893	-	32,893	100.00%	0.82%	0.00%	0.82%
Brokered time deposits	36,907	15,919	20,988	131.84%	1.46%	3.28%	-1.82%
Federal funds purchased	109	3,439	(3,330)	-96.83%	1.10%	2.46%	-1.36%
Securities sold under repurchase agreements	-	2,094	(2,094)	-100.00%	0.00%	1.92%	-1.92%
Federal Home Loan Bank borrowing	68,956	90,731	(21,775)	-24.00%	0.83%	2.46%	-1.63%
Junior subordinated debentures	13,403	13,403	-	0.00%	4.49%	5.40%	-0.91%

Total interest bearing liabilities	$599,834	$558,008	$41,826	7.50%	1.62%	2.15%	-0.53%

	Average Balance				Average Rate
	for the six months ending				for the six months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Interest bearing demand	$62,845	$75,314	$(12,469)	-16.56%	0.61%	0.68%	-0.07%
Savings	22,949	28,634	(5,685)	-19.85%	0.18%	1.17%	-0.99%
Money market	175,378	195,860	(20,482)	-10.46%	1.51%	2.16%	-0.65%
Time deposits	164,228	142,125	22,103	15.55%	2.60%	3.62%	-1.02%
Brokered money market funds	36,854	-	36,854	100.00%	0.72%	0.00%	0.72%
Brokered time deposits	33,169	11,209	21,960	195.91%	1.74%	3.91%	-2.17%
Federal funds purchased	378	3,824	(3,446)	-90.12%	1.07%	2.94%	-1.87%
Securities sold under repurchase agreements	1,312	2,080	(768)	-36.92%	0.31%	2.61%	-2.30%
Federal Home Loan Bank borrowing	89,105	67,170	21,935	32.66%	0.88%	2.67%	-1.79%
Junior subordinated debentures	13,403	13,403	-	0.00%	4.59%	6.05%	-1.46%

Total interest bearing liabilities	$599,621	$539,619	$60,002	11.12%	1.60%	2.49%	-0.89%

At June 30, 2009, the balance of interest bearing liabilities was approximately $41.8 million and $60.0 million higher than that reported over the same three and six month periods ended a year earlier.  During the majority of 2008 and into the first six months of 2009, the Bank experienced continued strong loan demand.  Meeting this demand with appropriately priced funding proved to be challenging, resulting in higher year over year average balances from alternative funding sources.  This is evidenced in the table above, with increases in, brokered time deposits and additional money market deposits obtained from the Reserve.  As conditions in the financial services industry worsened dramatically throughout 2008, many financial institutions in severe need of liquidity engaged in irrational deposit pricing, making it difficult for the Bank to attract and retain core deposits.  Management chose not to engage in this type of pricing and instead pursued other inexpensive sources of funding to meet the demands of borrowers and mitigate any substantial year over year decline in the net interest margin.  However, as deposit pricing began to normalize during 2009, the Bank was able to attract additional core deposits. The Bank attributes deposit growth to several factors including work in making its two bank brands top of mind in both of the Bank’s primary markets.  Growth can also be attributed to the continued focus on providing excellent customer service provided by the Bank’s staff.  Marketing and promotional activities have also been beneficial in increasing core deposit balances as the Bank has seen a flight to quality from some of the larger institutions in our marketplace.  These events have proved to be successful, especially within the second quarter of 2009, as the Bank was able to significantly increase demand deposit, time certificate and money market balances to further pay down FHLB borrowings and begin to reduce its reliance on brokered funds.

Additionally, the Bank stayed relatively short with respect to its interest bearing liabilities during 2008 and into the first quarter of 2009.  This proved to be beneficial with respect to the cost of its interest bearing liabilities as the Federal Reserve moved aggressively to lower the overnight Fed Funds rate by over 400 basis during 2008.  The Bank’s ability to rapidly re-price a significant portion of its interest bearing liabilities in a declining rates environment helped to keep funding costs relatively low and reduce the impact of falling rates on the net interest margin.

Management’s Discussion and Analysis

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2009 over the same period ended in 2008, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended			For the six months ended
	June 30, 2009 over 2008			June 30, 2009 over 2008
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Investments with other banks	$(1)	$(1)	$(2)	$(4)	$-	$(4)
Federal funds sold	(125)	90	(35)	(3,357)	3,262	(95)
Investment securities taxable	78	(53)	25	190	(82)	108
Investment securities non-taxable (2)	33	2	35	32	6	38
Taxable equivalent adjustment (2)	(11)	(1)	(12)	(11)	(2)	(13)
Loans (1)	1,068	(1,384)	(316)	3,145	(4,405)	(1,260)

Net increase (decrease)	1,042	(1,347)	(305)	(5)	(1,221)	(1,226)

Interest Expense:
Savings, NOW, money market	(81)	(167)	(248)	(272)	(729)	(1,001)
Time deposits	212	(119)	93	542	(987)	(445)
Brokered funds	5	65	70	96	104	200
Other borrowings	(128)	(315)	(443)	439	(1,021)	(582)
Long term debt	-	(30)	(30)	-	(98)	(98)

Net increase (decrease)	8	(566)	(558)	805	(2,731)	(1,926)

Total net increase (decrease)	$1,034	$(781)	$253	$(810)	$1,510	$700

(1)	Loan fees of $225 and $369 for the three months ending June 30, 2009 and 2008 and $483 and $724 for the six months ending June 30, 2009 and 2008, respectively.
(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below sets forth changes in non-interest income for the three and six month periods ended June 30, 2009 compared to the same periods ended in 2008:

	For the three months ended
	June 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Service charges on deposit accounts	$752	$837	$(85)	-10.16%
ATM/Debit and credit card transaction/interchange fees	254	232	22	9.48%
Bancard	55	70	(15)	-21.43%
Mortgage origination fees	336	83	253	304.82%
Earnings on bank owned life insurance	124	119	5	4.20%
Other commissions and fees	83	378	(295)	-78.04%
Gain on sale of investment securities	-	37	(37)	-100.00%
Loss on sale of OREO	(104)	-	(104)	100.00%

Total non interest income	$1,500	$1,756	$(256)	-14.58%

Management’s Discussion and Analysis

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Service charges on deposit accounts	$1,464	$1,609	$(145)	-9.01%
ATM/Debit and credit card transaction/interchange fees	470	440	30	6.82%
Bancard	92	113	(21)	-18.58%
Mortgage origination fees	665	249	416	167.07%
Earnings on bank owned life insurance	246	231	15	6.49%
Other commissions and fees	232	516	(284)	-55.04%
Gain on sale of investment securities	122	37	85	229.73%
Loss on sale of OREO	(131)	-	(131)	100.00%

Total non interest income	$3,160	$3,195	$(35)	-1.10%

Non-interest income for the three and six months ended June 30, 2009 decreased approximately $256 thousand or 14.58% and $35 thousand or 1.10%, respectively when compared to the same periods ended in 2008.  Contributing substantially to the year over year declines is the absence of income the Bank recognized in the approximate amount of $272 thousand during the second quarter of 2008 in connection with the Visa, Inc. IPO.  Additionally, losses recognized on the sale of OREO properties during the second quarter of 2009 contributed further to the year over year declines in interest income.

Gains recognized from the sale of five investment securities during the first quarter of 2009 in the approximate amount of $122 thousand helped to offset the year to date decline in non-interest income.

Further offsetting the declines in non-interest income was the substantial year over year increase in mortgage origination fee income.  Income within this category increased approximately $253 thousand or 304.82% and $416 thousand or 167.07% when compared to the same periods ended a year earlier.  The Bank witnessed a significant increase in the number of home loan re-financings during the first six months of 2009 when compared to the same period ended a year earlier as a result of a significantly lower rate environment.

As the result of a significant reduction in the number of competitors in mortgage origination within the Bank’s market, the Bank recognized the opportunity to expand the mortgage origination department. The Bank hired a well seasoned mortgage manager who has been able to expand the Bank’s penetration into the origination market both in San Luis Obispo and Santa Barbara counties. This strategy has performed well at this point as is exhibited by the revenue generation of the department.

The table below illustrates the change in the number and total dollar volume of mortgage loans originated during the three and six months ended June 30, 2009 when compared to the same period ended in 2008:

	For the three months ended June 30,
(dollars in thousands)	2009	2008	Variance
Dollar volume	$46,622	$12,973	259.4%

Number of loans	149	38	292.1%

	For the six months ended June 30,
(dollars in thousands)	2009	2008	Variance
Dollar volume	$88,687	$29,377	201.9%

Number of loans	278	83	234.9%

Management’s Discussion and Analysis

Non-Interest Expenses

The table below sets forth changes in non-interest expenses for the three and six month periods ended June 30, 2009 compared to the same periods ended in 2008:

	For the three months ended
	June 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Salaries and employee benefits	$3,745	$4,021	$(276)	-6.86%
Occupancy	826	778	48	6.17%
Equipment	376	351	25	7.12%
Promotional	225	235	(10)	-4.26%
Data processing	691	672	19	2.83%
Stationery and supplies	99	105	(6)	-5.71%
Regulatory fees	537	117	420	358.97%
Audit and tax costs	147	114	33	28.95%
Amortization of core deposit intangible	262	215	47	21.86%
Director fees	80	80	-	0.00%
Communications	61	79	(18)	-22.78%
Other	965	731	234	32.01%

Total non interest expense	$8,014	$7,498	$516	6.88%

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Salaries and employee benefits	$7,548	$8,247	$(699)	-8.48%
Occupancy	1,678	1,551	127	8.19%
Equipment	701	717	(16)	-2.23%
Promotional	326	481	(155)	-32.22%
Data processing	1,361	1,326	35	2.64%
Stationery and supplies	203	224	(21)	-9.38%
Regulatory fees	680	225	455	202.22%
Audit and tax costs	295	228	67	29.39%
Amortization of core deposit intangible	525	430	95	22.09%
Director fees	163	158	5	3.16%
Communications	123	152	(29)	-19.08%
Other	1,836	1,379	457	33.14%

Total non-interest expense	$15,439	$15,118	$321	2.12%

Salary and Employee Benefits

Salaries and employee related expenses declined approximately $276 thousand and $699 thousand for the three and six month periods ended June 30, 2009 when compared to the same periods ended a year earlier.  Efficiencies the Bank gained with respect to staffing during the later part of 2008 and into 2009 contributed to the majority of the year over year decline within this category.

Occupancy Expenses

Year over year increases within this category are primarily attributable to annual increases in rental expense.

Promotion Expenses

Year over year declines within this category are primarily attributable to cost cutting measures Management implemented during the first quarter of 2009.

Management’s Discussion and Analysis

Regulatory Fees

For the three and six months ended June 30, 2009, regulatory fees were approximately $420 thousand and $455 thousand higher than that reported for the same periods ended a year earlier.  During the second quarter of 2009 the Bank took a one time charge in the approximate amount of $388 thousand related to a special assessment imposed by the FDIC on all lending institutions with the intent to replenish the Deposit Insurance Fund. Regular quarterly assessment fees imposed by the FDIC have also increased from year ago levels and may increase further throughout 2009.

Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First the Company booked CDI in the approximate amount of $3.8 million.  The balance of this intangible will be amortized over a six year period pursuant to a schedule provided in the initial valuation process.  For the three and six months ended June 30, 2009 CDI amortization was approximately $47 thousand and $95 thousand higher than that reported for the same periods ended in 2008 of which substantially all can be attributed to the Business First acquisition.

Other Expenses

Expenses within this category increased approximately $234 thousand and $457 thousand during the three and six months ended June 30, 2009 when compared to the same periods ended a year ago.  The majority of the increase within this category can be attributed to expenses incurred related to the acquisition, write-down and maintenance of foreclosed collateral in the approximate amounts of $193 thousand and $337 thousand for the three and six month periods ended June 30, 2009, respectively.

Year over year increases within this category can also be attributed to increased loan department costs related to strong mortgage origination volume as well as expenses incurred related to collection efforts.  Loan department costs increased approximately $58 thousand and $105 thousand during the three and six month periods ended June 30, 2009 when compared to the same periods ended a year ago.

Management continues to utilize various cost cutting measures in an effort to mitigate the declines seen in net income, resulting in large part from the elevated provisions made to the allowance for loan losses and declines in yields on earning assets. As evidenced in the tables and discussion above, non-interest expenses have declined or remained relatively unchanged in a number of categories, exclusive of one time items such as the special assessment imposed by the FDIC and various OREO related expenses.  Exclusive of these one time items, non-interest expenses for the three and six month periods ended June 30, 2009 would have declined approximately $65 thousand and $404 thousand, respectively.

Provision for Income Taxes

For the three and six month periods ended June 30, 2009 the provision for income taxes was 19.3% and 30.6% of pre tax income compared to 35.5% and 37.3% for the same periods ended a year earlier.  The primary reason behind the year over year decline in the Company’s effective tax rate when compared to the same periods ended a year earlier is attributable to substantial increases in the provision for loan losses and the permanent difference associated with tax exempt interest income the Company earned on municipal securities and income from holdings of bank owned life insurance becoming a larger percentage of overall taxable income.

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

Management’s Discussion and Analysis

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Bank’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio as of the balance sheet date.  In making this determination, the Bank analyzes the ultimate collectibility of the loans in the portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies.  The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Bank’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses for the three and six months ended June 30, 2009 is consistent with prior periods.

The Bank’s provision for loan losses was $2.7 million and $4.8 million for the three and six month periods ended June 30, 2009 compared to provisions of $2.8 million and $3.0 million for the same periods ended a year earlier.  Provisions made to the allowance for loan losses during the first six months of 2009, were approximately $1.8 million higher than that reported for the same period a year earlier.  As economic conditions throughout 2008 and 2009 worsened on national, state and local levels, the Bank moved to increase the allowance as required by monthly analyses the Bank conducts in determining its adequacy to cover potential losses in the loan portfolio.  The Bank employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Bank typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  Management believes the significant economic downturn witnessed during 2008 and that has continued into 2009 has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Bank, resulting in watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  Additionally, the Bank makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 have continued thus far into 2009 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year over year increases in loan loss provisions.

Losses in the commercial and industrial, construction and land segments of the loan portfolio during the first six months of 2009 compared to the same period a year earlier increased significantly, contributing to the additional provisions the Bank made to the allowance for loan losses.  Although the majority of losses within these segments of the portfolio were the result of several large write-downs, the Bank has witnessed an increase in the number and total dollar volume of past due loans within the commercial and industrial, construction and land segments.  Additionally, while the Bank saw a decline in the balance of non-accruing loans when compared to that reported a year ago, non-accruing balances remain elevated relative to historical periods, also contributing to increased loan loss provisions.  Continued increases in the level of charge-offs and the number and dollar volume of past due and non-performing loans may result in further provisions to the allowance for loan losses.

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

As of June 30, 2009, Management believes, based on all current and available information, the allowance for loan losses is adequate to absorb current estimable losses within the loan portfolio.

Management’s Discussion and Analysis

Financial Condition

At June 30, 2009, total assets were $881.4 million.  This when compared to the $805.6 million reported at December 31, 2008, represents an increase of approximately $75.8 million or 9.4%.  Increases in investment securities, federal funds sold, and the net balance of the loan portfolio were primary factors behind the year to date increase in total assets.  An increase of $26.0 million in the balance of federal funds sold are attributable in part to the dramatic increases we saw in deposit balances during the first six months of 2009.  Net increases in the investment portfolio of approximately $25.0 million are the result of purchases the Bank made during 2009 to take advantage of increased credit spreads on investment securities.  During the first six months of 2009, the loan portfolio grew approximately $17.2 million, contributing to overall growth in total assets.

At June 30, 2009, total deposits were approximately $704.0 million or approximately $100.5 million higher than the $603.5 million reported at December 31, 2008.  Increases in non-interest bearing demand and retail time deposits contributed to the year to date increase in deposits.  Deposit growth during the first six months of 2009 allowed the Bank to pay down brokered funds as well as borrowings with the FHLB.  Net of the pay down in brokered funds, total deposits grew approximately $110.6 million from that reported at December 31, 2008.  During the first six month of 2009, FHLB borrowings declined $44.0 million.  See also “Deposits and Borrowed Funds” of this discussion and analysis for additional information related to the changes in deposit balances and wholesale borrowings.

Loans

At June 30, 2009 total gross loan balances were $697.8 million.  This represents an increase of approximately $17.7 million or 2.6% from the $680.1 million reported at December 31, 2008.  Higher real estate secured and commercial loan balances contributed to the majority of the year to date increase in the portfolio.

The following table provides a summary of year to date variances in the loan portfolio as of June 30, 2009:

	June 30,	December 31,	Variance
(dollars in thousands)	2009	2008	dollar	percentage
Real Estate Secured
Multi-family residential	$17,414	$16,206	$1,208	7.45%
Residential 1 to 4 family	23,626	23,910	(284)	-1.19%
Home equity line of credit	29,049	26,409	2,640	10.00%
Commercial	302,735	285,631	17,104	5.99%
Farmland	9,639	10,723	(1,084)	-10.11%
Commercial
Commercial and industrial	171,208	157,674	13,534	8.58%
Agriculture	14,231	13,744	487	3.54%
Other	491	620	(129)	-20.81%
Construction
Single family residential	14,710	11,414	3,296	28.88%
Single family residential - Spec.	10,338	15,395	(5,057)	-32.85%
Tract	3,202	2,431	771	31.72%
Multi-family	5,648	5,808	(160)	-2.75%
Hospitality	12,388	18,630	(6,242)	-33.51%
Commercial	17,215	21,484	(4,269)	-19.87%
Land	57,149	61,681	(4,532)	-7.35%
Installment loans to individuals	8,428	7,851	577	7.35%
All other loans (including overdrafts)	383	536	(153)	-28.54%

Total loans, gross	697,854	680,147	17,707	2.60%

Deferred loan fees	1,555	1,701	(146)	-8.58%
Reserve for possible loan losses	11,106	10,412	694	6.67%

Total loans, net	$685,193	$668,034	$17,159	2.57%

Loans held for sale	$11,692	$7,939	$3,753	47.27%

Management’s Discussion and Analysis

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Bank’s loan portfolio as of June 30, 2009:

	June 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Retail	$45,270	$3,528	$48,798	11.9%	50.5%	67	$5,000
Professional	70,208	864	71,072	17.3%	73.6%	101	8,875
Hospitality	70,540	120	70,660	17.2%	73.2%	41	10,891
Multi-family	17,414	-	17,414	4.2%	18.0%	19	4,131
Home equity lines of credit	29,049	20,629	49,678	12.1%	51.5%	308	1,250
Residential 1 to 4 family	23,626	615	24,241	5.9%	25.1%	65	3,000
Farmland	9,639	1,465	11,104	2.7%	11.5%	23	1,937
Healthcare / medical	16,005	-	16,005	3.9%	16.6%	29	2,155
Restaurants / food establishments	7,173	-	7,173	1.7%	7.4%	13	2,541
Commercial	76,198	1,396	77,594	18.9%	80.4%	108	4,714
Other	17,341	71	17,412	4.2%	18.0%	32	2,100

Total real estate secured	$382,463	$28,688	$411,151	100.0%	425.8%	806	$46,594

As of June 30, 2009, real estate secured balances represented approximately $382.5 million of total gross loans.  This when compared to the $362.9 million reported at December 31, 2008, represents an increase of approximately $19.6 million or 5.4%.  The primary factor behind the year to date increase can be attributed to higher commercial real estate balances.  Year to date increases within this category can be attributed to the completion of several large construction projects and their subsequent reclassification from construction to commercial real estate.  The aggregate balance of these large loans was approximately $14.9 million at June 30, 2009.  During the first six months of the year the Bank also made several new loans in excess of $1.0 million.  The aggregate balance of these loans was approximately $7.3 million as of June 30, 2009.  These new loans were made to borrowers in the industries of commercial and hospitality.  The Bank also had several large payoffs and pay downs in excess of $0.5 million during the first six months of the year, totaling approximately $3.7 million.

Loans classified as multi-family residential also contributed to the year to date increase within the real estate secured portfolio.  Contributing substantially to the year to date increase was the funding of one loan in the aggregate amount of $2.3 million.  This loan was made to a non profit organization within the Bank’s primary market.  Notable pay downs within this category include the pay down of one loan in the aggregate amount of $1.4 million.

HELOC disbursements also contributed to the year to date increase within the real estate secured portfolio, rising approximately $2.6 million from the $26.4 million reported at December 31, 2008.

At June 30, 2009, real estate secured commitments represented approximately 425.8% of the Bank’s total risk based capital.  This when compared to the 510.7% reported at December 31, 2008, represents a decline of 84.9 percentage points.  The additional capital obtained under the U.S. Treasury’s CPP is the primary factor behind the year to date decline.  While the real estate secured portfolio in aggregate represents a concentration, no single category within this segment of the portfolio is considered a concentration as of June 30, 2009.

At June 30, 2009, approximately $160.2 million or 41.9% of the real estate secured segment of the loan portfolio was considered owner occupied.

Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, on commercial properties in our primary market area for the last three years were as follows: 5.0% to 6.5% in 2006, 6.0% to 7.0% in 2007, and 4.5% to 8.0% in 2008.  A recent uptick in capitalization rates would indicate that we are seeing some pressure on commercial real estate prices within our market, primarily resulting from weakened economic conditions.

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million.  The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility.  The project is 100% complete and fully leased.  The letter of credit was renewed in July 2009 and will expire in September 2010.

Management’s Discussion and Analysis

Commercial

The following table provides a break-down of the commercial and industrial segment of the Bank’s commercial loan portfolio as of June 30, 2009:

	June 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Agriculture	$3,827	$2,732	$6,559	2.5%	6.8%	29	$2,000
Oil, gas and utilities	2,129	1,133	3,262	1.3%	3.4%	12	1,200
Construction	19,751	15,138	34,889	13.4%	36.1%	173	2,750
Manufacturing	11,218	9,989	21,207	8.2%	22.0%	111	2,100
Wholesale and retail	16,379	6,453	22,832	8.8%	23.6%	126	1,250
Transportation and warehousing	2,796	659	3,455	1.3%	3.6%	35	596
Media and information services	10,702	2,191	12,893	5.0%	13.4%	27	8,000
Financial services	17,931	7,483	25,414	9.8%	26.3%	51	6,000
Real estate / rental and leasing	16,985	10,430	27,415	10.5%	28.4%	95	3,500
Professional services	18,350	8,657	27,007	10.4%	28.0%	144	2,000
Healthcare / medical & social services	19,976	19,758	39,734	15.3%	41.2%	120	11,355
Restaurants and hospitality	23,024	3,291	26,315	10.1%	27.3%	113	6,000
All other	8,140	757	8,897	3.4%	9.2%	60	2,062

Total commercial and industrial	$171,208	$88,671	$259,879	100.0%	269.3%	1,096	$48,813

At June 30, 2009, commercial loans represented approximately $185.9 million of total gross loan balances.  This when compared to the $172.0 million reported at December 31, 2008, represents an increase of approximately $13.9 million or 8.1%.  Increases in the commercial and industrial category were the primary factor behind the year to date increase.

During the first six months of the year the Bank made several new loans as well as notable disbursements in amounts in excess of $1.0 million, totaling approximately $9.5 million.  These new loans and disbursements were made to borrowers in the following industries: healthcare / medical, wholesale and retail, real estate / rental and leasing, oil / gas and utilities, and construction.

Although the commercial and industrial category as a whole does represent a concentration at 269.3% of the Bank’s total risk based capital, there was no one particular industry to which the Bank has extended credit within the commercial and industrial category that represented a concentration as of June 30, 2009.  At June 30, 2009, commercial and industrial commitments as a percent of the Bank’s total risk based capital were approximately 269.3% or 54.7 percentage points lower than the 324.0% reported at December 31, 2008.  The additional capital obtained under the U.S. Treasury’s CPP is the primary factor behind the year to date decline.

Construction

The following table provides a break-down of the construction segment of the Bank’s loan portfolio as of June 30, 2009:

	June 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$14,710	$6,139	$20,849	23.9%	21.6%	24	$4,600
Single family residential - Spec.	10,338	725	11,063	12.7%	11.5%	9	3,480
Tract	3,202	188	3,390	3.9%	3.5%	15	532
Multi-family	5,648	1,611	7,259	8.3%	7.5%	5	3,584
Commercial	17,215	13,255	30,470	34.9%	31.6%	24	6,100
Hospitality	12,388	1,928	14,316	16.3%	14.8%	3	7,359

Total construction	$63,501	$23,846	$87,347	100.0%	90.5%	80	$25,655

At June 30, 2009, construction balances represented approximately $63.5 million or 9.1% of total gross loan balances.  This when compared to the $75.2 million reported at December 31, 2008, represents a decline of approximately $11.7 million or 15.6%.

Management’s Discussion and Analysis

As previously stated the primary factor behind the year to date decline can be attributed to construction loans moving into amortizing loans under the commercial real estate category as well as a general decline in demand for loans of this type in the current economic environment.

Year to date declines in the category of single family residential – spec can be attributed in large part to the charge off of several loans and their subsequent movement into OREO status, totaling approximately $6.0 million.

Declines in the categories of commercial and hospitality are attributable in large part to balances moving to commercial real estate upon completion of underlying projects as well as pay downs.

At June 30, 2009 total construction commitments represented approximately 90.5% of the Bank’s total risk based capital.  This when compared to the 135.9% reported at December 31, 2008, represents a decline of approximately 45.4 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP contributed substantially to the year to date decline.  Approximately $25.1 million or 39.5% of the Bank’s construction portfolio was considered owner occupied as of June 30, 2009.

Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

Land

The following table provides a break-down of the land segment of the Bank’s loan portfolio as of June 30, 2009:

	June 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$8,201	$92	$8,293	13.8%	8.6%	26	$1,200
Single family residential - Spec.	2,067	-	2,067	3.4%	2.1%	8	618
Tract	30,495	1,616	32,111	53.5%	33.3%	11	12,208
Multi-family	1,509	3	1,512	2.5%	1.6%	3	675
Commercial	10,796	1,119	11,915	19.9%	12.3%	21	1,500
Hospitality	4,081	-	4,081	6.9%	4.2%	4	2,340

Total land	$57,149	$2,830	$59,979	100.0%	62.1%	73	$18,541
At June 30, 2009, land balances represented approximately $57.1 million or 8.2% of total gross loan balances.  When compared to the $61.7 million reported at December 31, 2008, land balances declined approximately $4.6 million.  The year to date decline can be attributed to the pay down / payoff of several loans in the aggregate amount of $2.7 million.  Additionally, during the first six months of the year the Bank charged off and subsequently moved to OREO approximately $3.3 million in land balances, contributing to the year to date decline.

New loans within this category include five loans to five borrowers in the aggregate amount of $1.3 million.  The majority of these loans are classified as land – commercial as of June 30, 2009 and were made to borrowers within the Bank’s primary market area.

Two of the largest existing loans within this category consist of loans for residential tract developments in the aggregate amount of $11.8 million.  These projects are located in Kern County of the California Central Valley.  One project is approved for 314 single family lots.  This project has also been approved for approximately 8.6 acres of commercial development and 13.5 acres for recreational purposes.  The project was funded in the first quarter of 2008 and had an approximate loan to value of 50.0%, based on an appraisal conducted at the time.  At June 30, 2009 the balance of this loan was approximately $11.3 million, with approximately $0.9 million un-disbursed.  However, given the current economic environment, the borrower intends to delay commercial and residential development of the property and instead has begun to develop the project site into a rock quarry operation, with limited competition for this business in the borrower’s market.   The borrower has begun to receive cash flows from these operations and it is anticipated that it will provide significant cash flows in future periods to help pay down the loan.  To that end, the Bank intends to order a new appraisal of the property, including the quarry, during the third quarter of 2009 and require, if necessary, the borrower to provide a principal reduction in order to maintain a maximum LTV of 50.0% based on new appraisals.  Additionally, the Bank anticipates this loan to be reclassified from land tract development to commercial and industrial.

Management’s Discussion and Analysis

The purpose of the second project is to provide affordable housing to a market that generally consists of renters and is the only new housing development in its area.  This loan funded in March 2008 at approximately $4.1 million and has subsequently been paid down by approximately $3.6 million from proceeds of sold homes, with approximately $1.7 million in pay downs occurring during the first six months of 2009.  The borrower is actively marketing the remaining finished homes and sales continue to occur at a rate of one to two homes per month.  Additionally, the housing in this project qualifies for the USDA Direct Loan program whereby individuals or families receive financial assistance directly from the Housing and Community Facilities Programs (“HCFP”) in the form of a home loan at an affordable interest rate.  As of June 30, 2009, these loans were performing under the contractual terms of their respective loan agreements.

The Bank does not typically make loans outside of its market footprint unless the potential for a long term relationship, including the acquisition of additional core deposits, exists.  Kern County, while contiguous to San Luis Obispo County is somewhat outside of the Company’s market footprint, has a population of approximately 800,000 and depends on agriculture, oil, light industry, warehousing and distribution, and educational services to support its economy.  This region of California’s Central Valley has experienced significant population growth in recent years relative to other areas of the state.  Affordable housing, compared to other metropolitan areas within California, has been a significant factor behind the growth in Kern County’s population.  However, like many other areas within California, real estate prices within the California Central Valley have fallen significantly, with recent indications showing year over year declines of 30% - 40% within Kern County, specifically.  Management acknowledges that as economic conditions worsen across the state, the level of growth previously experienced within the California Central Valley as well the purchasing power of consumers within that market will no doubt be negatively impacted.  As such, Management continues to carefully monitor loans made to borrowers in the Central Valley for any sign of deterioration.

At June 30, 2009 total land commitments represented 62.1% of the Bank’s total risk based capital.  When compared to the 85.2% reported at December 31, 2008, this represents a decline of approximately 23.1 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP contributed substantially to the year to date decline.

At June 30, 2009 approximately $9.4 million or 16.5% of total land balances were considered owner occupied.

Installment

At June 30, 2009, the installment loan balances were approximately $8.4 million.  This, when compared to the $7.9 million reported at December 31, 2008, represents an increase of approximately $0.5 million.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.  At June 30, 2009 mortgage correspondent loans (loans held for sale) totaled approximately $11.7 million.  This when compared to the $7.9 million reported at December 31, 2008, represents an increase of approximately $3.8 million.  The dramatic year over year decline in interest rates has lead to significantly higher mortgage re-financing volumes, which combined with the Bank's expansion of its mortgage origination department to further the Bank's penetration its market, have contributed substantially to the year to date increase within this category.

Foreign Loans

At June 30, 2009 the Bank had no foreign loans outstanding.

Management’s Discussion and Analysis

Summary of Market Condition

The residential real estate market came under significant pressure during 2008 and has shown no significant signs of improvement thus far in 2009.  The market was negatively impacted by rising interest rates during the majority of 2007, negative sentiment surrounding market values of real estate, an over supply of newly constructed homes and inflationary pressures.  Additionally, as conditions in the credit markets worsened during 2008, financial institutions became more reluctant to extend new credit to borrowers, pushing the cost of certain types of credit higher in a rates down environment and contributing further to the decline in real estate prices.  As more and more home owners began to see interest rates reset higher on adjustable rate mortgages late in 2007 and into 2008, the number of delinquent and non-performing loans rose significantly in the industry as a whole and have remained at elevated levels thus far in 2009.  During the later part of 2008, the credit markets came under increasingly intense pressure, specifically during the third and fourth quarters. This was fueled in part by a widespread lack of confidence in the U.S. financial system, which led many financial institutions to further tighten the extension of new credit given concerns over the lack of liquidity, asset quality, and the conservation of capital.  Also contributing significantly to the troubles seen in the housing market and U.S. financial system have been a weakened economy and consequently higher levels of unemployment, placing considerable pressure on the U.S. consumer’s ability to satisfy their outstanding obligations to the financial sector.  The Company believes these factors have placed pressure on certain borrowers in the Bank’s market, contributing to the increased level of non-performing assets the Bank experienced during 2008 and thus far into 2009.

Prices of single family homes have fallen significantly year over year in the Company's market area and California as a whole, with recent indications showing price declines in excess of 30% to 40% statewide and 29% to 34% within the Company's market area.  Along with other segments in the real estate sector, commercial real estate prices in the Company's market area experienced some pressure during 2008 and the Company has begun to see increases in vacancy rates in certain retail, industrial and office segments.  The most recent data available to the Company shows vacancy rates within retail, industrial and office segments to be approximately 3.0%, 5.4% and 6.1%, respectively as of the third quarter of 2008.  When compared to levels in the year ago period, this represents respective increases of approximately 160, 310 and 260 basis points.  The Company realizes that any prolonged and significant downturn in the national and local economies may further impact the values of commercial real estate within its market footprint as well as the borrowers to whom the Bank has extended such credit.  As such, Management continues to closely monitor the credits within this segment of the loan portfolio for potential signs of deterioration.  Additionally, the Bank is aware that as economic conditions worsen and levels of unemployment continue to rise, borrowers to whom the Bank has extended commercial lines of credit may come under additional pressure to satisfy their outstanding obligations.  That said, the Bank continues to employ stringent lending standards and remains very selective with regard to any additional commercial real estate, real estate construction, land and commercial loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment.

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

As of June 30, 2009, substantially all loans the Bank originated within the major categories of commercial real estate, construction, land, and commercial and industrial were made to borrowers within our current market footprint.

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

Management’s Discussion and Analysis

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

Management acknowledges that due to negative undertones associated with the economy and real estate markets, the internal watch list has expanded over the last twelve months.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Bank believes these actions will serve to potentially minimize any future losses the Bank may incur related to problem loans, we cannot guarantee that the Bank will not experience an increase in non-performing loans.

The following table provides a summary of non-accruing loans as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008

Loans delinquent 90 days or more and still accruing	$140	$348

Non-Accruing Loans:
Commercial real estate	$2,776	1,961
Residential 1-4 family	392	265
Home equity lines of credit	320	320
Commercial	5,316	7,060
Agriculture	384	-
Construction	2,267	5,990
Land	511	2,720
Installment loans	132	11

Total non-accruing loans	$12,098	$18,327

Other real estate owned	$6,669	$1,337

Total non-performing assets	$18,907	$20,012

Ratio of allowance for credit losses to total gross loans	1.59%	1.53%
Ratio of allowance for credit losses to total non-performing loans	90.75%	55.75%
Ratio of non-performing loans to total gross loans	1.75%	2.75%
Ratio of non-performing assets to total assets	2.15%	2.48%

At June 30, 2009 the balance of non-accruing loans was approximately $12.1 million or $6.2 million lower than the $18.3 million reported at December 31, 2008.  Notable changes in the balance of non-accruing loans occurred within the categories of commercial real estate, commercial and industrial, construction and land.  Contributing substantially to the year to date decline in non-accruing balances were pay downs the Bank received on non-accruing loans of approximately $1.3 million, charge-offs of approximately $4.1 million, and approximately $8.4 million in balances moving to OREO status.  Additionally, the Bank returned two loans totaling approximately $1.3 million to accruing status after working with the respective borrowers.  Offsetting these factors was the addition of $8.8 million in loans to non-accruing status during the first six months of 2009.

Non performing assets totaled approximately $18.9 million at June 30, 2009, approximately $1.1 million lower than that reported at December 31, 2008.  At June 30, 2009, the allowance for loan losses was approximately $11.1 million or 1.59% of total gross loans.  When compared to the $10.4 million or 1.53% reported at December 31, 2008, the allowance increased approximately $0.7 million.  During the three and six months ended June 30, 2009, the Bank made provisions to the allowance for loan losses in the amounts of $2.7 million and $4.8 million, respectively.  Net charge-offs for the three and six months ended June 30, 2009 totaled approximately $2.0 million and $4.1 million, respectively.

Management’s Discussion and Analysis

The following table reconciles the change in non accruing balances for the six months ended June 30, 2009:

	Balance	Additions to				Transfers	Balance
	December 31,	Non-Accruing	Net		Returns to	to OREO	June 30,
(dollars in thousands)	2008	Balances	Paydowns	Charge-offs	Accrual	Status	2009
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	265	146	(19)	-	-	-	392
Home equity line of credit	320	-	-	-	-	-	320
Commercial	1,961	1,398	(548)	-	-	(35)	2,776
Farmland	-	-	-	-	-	-	-
Commercial
Commercial and industrial	7,060	1,584	(347)	(1,225)	(14)	(1,742)	5,316
Agriculture	-	385	(1)	-	-	-	384
Other	-	-	-	-	-	-	-
Construction
Single family residential	-	823	-	(145)	-	-	678
Single family residential - Spec.	5,990	2,839	-	(1,676)	(1,250)	(4,314)	1,589
Tract	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-
Hospitality	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Land	2,720	1,421	(362)	(991)	-	(2,277)	511
Installment loans to individuals	11	224	(2)	(101)	-	-	132
All other loans	-	-	-	-	-	-	-

Totals	$18,327	$8,820	$(1,279)	$(4,138)	$(1,264)	$(8,368)	$12,098

The following table reconciles the change in balances classified as 90 days past due and still accruing for the six months ended June 30, 2009:

	Balance	Additions to	Transfers to		Transfers	Balance
	December 31,	90 Day Plus	Non-Accruing		to OREO	June 30,
(dollars in thousands)	2008	Balances	Status	Charge-offs	Status	2009
Loans 90 days deliquent or more and still accruing	$348	$582	$(790)	$-	$-	$140

The following provides additional information regarding non-accruing loans and OREO balances as of June 30, 2009:

Real Estate Secured Commercial

Comprising a considerable portion of balances within this category are two loans to one borrower in the aggregate amount of $1.1 million.  Both of these loans are well secured and the Bank is working with the borrower to liquidate the collateral and expects no loss to be incurred at this time.  During the second quarter of 2009, the Bank received proceeds in the amount of $0.5 million from the sale of collateral securing one loan as well as approximately $42 thousand in principal pay downs on two other credits, bringing the balance of CRE non-accruing loans down slightly from that reported at March 31, 2009.  However, balances within this category increased approximately $0.8 million when compared to that reported at December 31, 2008.

Commercial and Industrial

During the first six months of 2009, the Bank added approximately $1.6 million to non-accruing status within the commercial and industrial segment.  Of the $1.2 million in charge-offs occurring within this segment, approximately $0.7 million can be attributed to three loans, while $0.4 million can be attributed to several smaller loans added to non-accruing status during the second quarter and subsequently charged-off.  The Bank also moved two loans to one borrower in the aggregate amount of $1.7 million to OREO status during the second quarter of 2009.  These loans are secured by commercial property within the Bank’s primary market.  At June 30, 2009, the majority of balances on non-accrual within this segment consisted of one loan to one borrower in the approximate amount of $3.6 million.  This loan is secured by property within the Bank’s primary market.

Management’s Discussion and Analysis

Construction Single Family Residential

Balances within this category consist of two loans to two borrowers.  The Bank is currently working with the borrowers to liquidate the collateral.  Collateral securing these loans is located in the Bank’s primary market.

Single Family Residential- Spec

At June 30, 2009 the balance of non-accruing loans within this category consisted of one loan to one borrower and is secured by real estate in the Bank’s primary market.  The Bank is currently working with the borrower to liquidate the collateral.  Additions to this category during the first six months of 2009 include the loan previously mentioned as well as another loan in the amount of $1.3 million.  After working with the borrower, the loan was brought current and subsequently returned to accruing status during the second quarter of 2009.  During the first six month of 2009, the Bank moved four loans to two borrowers to OREO status, totaling approximately $4.3 million.  During the second quarter of 2009 the Bank sold two of these properties for $2.4 million as well as another single family residential – spec property, previously booked to OREO, for approximately $0.5 million.  In connection with the sale of these properties the Bank recorded aggregate losses of approximately $104 thousand.

Additionally, more recent indications obtained from prospective buyers of these distressed assets have given Management a more refined picture of how the market expects to price certain types of properties in the current environment. This has provided more evidence to extrapolate fair values for similar types of collateral.

Land

At June 30, 2009, the balance of non-accruing land loans was approximately $0.5 million or $2.2 million lower than that reported at December 31, 2008.  During the first six months of 2009, the Bank moved approximately $2.3 million in balances within this segment to OREO status following charge-offs of approximately $1.0 million.  The Bank also received approximately $0.4 million in principal payments, the majority of which can be attributed to proceeds received from the guaranteed portion of one loan.

At June 30, 2009, all non accruing balances were carried at their current fair values.

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of June 30, 2009:

For the six months ended
(dollars in thousands)	June 30, 2009
Balance December 31, 2008	$1,337
Additions	8,403
Dispositions	(2,998)
Write-downs	(73)

Balance June 30, 2009	$6,669

As of June 30, 2009, the balance of OREO was approximately $6.7 million, an increase of approximately $3.8 million from the first quarter and $5.3 million higher than that reported at December 31, 2008.  During the first six months of 2009, the Bank sold four properties, resulting in a reduction in the balance of OREO of approximately $3.0 million, as represented in the table above.  The majority of OREO sales occurred during the second quarter, with approximately $2.9 million moving out of OREO.

As discussed in Note 10. Subsequent Events, to the consolidated financial statements, the Bank closed escrow for the sale of three additional OREO properties in late July 2009.  In connection with the sale of these properties, the Bank received aggregate proceeds of approximately $2.5 million and recognized an aggregate pre-tax loss of approximately $0.3 million in July 2009.  Two of these properties were classified as single family residential  - spec and one property was classified as land.

Total Cash and Cash Equivalents

Total cash and due from banks was $48.3 million and $24.6 million at June 30, 2009 and December 31, 2008, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  Additionally, increased deposit balances are reflected in higher balances of federal funds sold.

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

The table below summarizes the year to date change in the balances of other earning assets as of June 30, 2009:

	June 30,	December 31,	Variance
(dollars in thousands)	2009	2008	dollar	percentage
Federal Home Loan Bank stock	$5,828	$5,123	$705	13.76%
Available for sale securities	75,726	50,762	24,964	49.18%
Federal funds sold	32,675	6,650	26,025	391.35%
Interest bearing deposits other financial institutions	119	119	-	0.00%

Total other earning assets	$114,348	$62,654	$51,694	82.51%

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on among other things the current liquidity needs of the Bank.  At June 30, 2009, the Bank held approximately $5.8 million in FHLB stock, an increase of approximately $0.7 million from that reported at December 31, 2008.

Available for Sale Investment Securities

At June 30, 2009 the balance of available for sale investment securities was approximately $75.7 million, $25.0 million or 49.2% higher than that reported at December 31, 2008.  The change in the balance of the portfolio can be attributed in large part to purchases the Bank made in the aggregate amount $38.6 million, sales, calls and maturities of securities in the aggregate amount of $5.9 million and principal pay downs totaling approximately $5.4 million.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At June 30, 2009 the securities portfolio had a net unrealized loss, net of income taxes of approximately $2.5 million.  This represents an increase in the net unrealized loss position of approximately $1.4 million when compared to that reported at December 31, 2008.  The year to date decline in the fair value of the securities portfolio can be attributed in large part to the decline in the value of several mortgage related securities as a result of downgrades and continued market concerns surrounding such investments.

The Bank had a total of nine whole loan CMO’s in the investment portfolio as of June 30, 2009 with a remaining principal balance of approximately $17.2 million.  This when compared to the $18.9 million in remaining principal reported at December 31, 2008, represents a decline of approximately $1.7 million or 9.0%.  These securities had a net unrealized loss of approximately $4.4 million at June 30, 2009.  This represents an increase in the net unrealized loss of approximately $2.3 million or 91.3% from that reported at December 31, 2008.

The Bank continues to perform extensive analyses on the underlying tranches associated with all CMOs in the portfolio.  By analyzing the tranche separate from the “mother” security, the Bank has determined that there is no impairment and as such, is not taking any action to write-down these securities. These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses, and the credit support component of these tranches has actually increased from the origination date.  As of June 30, 2009, Management does not believe the decline in market value of these securities is other than temporary.

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

Federal Funds Sold

The year to date increase in the balance of federal funds sold can be attributed in large part to higher deposit balances.  The amount of federal funds sold can vary widely on a daily basis depending on the cash position of the Bank which is affected by numerous variables such as cash letters, incoming and outgoing wire activity and loan funding needs. Management  continues to implement strategies for deployment of excess funds, including the origination of  high quality loans and investments in securities, while ensuring the Bank continues to maintain appropriate levels of liquidity.

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of June 30, 2009:

					Variance Exclusive of
	June 30,	December 31,	Variance		Volatile Balances
(dollars in thousands)	2009	2008	dollar	percentage	dollar	percentage
Non-interest bearing demand	$178,600	$147,044	$31,556	21.46%	$13,108	8.91%
Interest bearing demand	64,723	72,952	(8,229)	-11.28%	10,982	15.05%
Savings	24,792	21,835	2,957	13.54%	2,957	13.54%
Money market	190,661	173,199	17,462	10.08%	18,134	10.47%
Time deposits	206,708	139,872	66,836	47.78%	66,836	47.78%

Total retail deposits	665,484	554,902	110,582	19.93%	112,017	20.19%

Brokered time deposits	28,503	20,117	8,386	41.69%	8,386	41.69%
Brokered money market funds	10,002	28,502	(18,500)	-64.91%	(18,500)	-64.91%

Total brokered deposits	38,505	48,619	(10,114)	-20.80%	(10,114)	-20.80%

Total deposits	$703,989	$603,521	$100,468	16.65%	$101,903	16.88%

Deposits

During the first six months of 2009, the Bank placed considerable emphasis on the acquisition of additional core deposits.  The focus on this initiative proved to be successful as the Bank saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $68.8 million during the first six months of 2009 from that reported at December 31, 2008, with significant increases in non-interest bearing demand, money market and time certificate of deposit accounts.

Management’s Discussion and Analysis

In an effort to rely less on FHLB borrowings and maintain an appropriate mix of secondary funding, the Bank purchased brokered deposits to assist in the funding of balance sheet growth and to provide an additional source of liquidity.  At June 30, 2009, brokered deposit balances totaled approximately $38.5 million, a decline of approximately $10.1 million from that reported at December 31, 2008 and a decline $46.0 million from that reported at March 31, 2009.  Declines in brokered funds can be attributed to the significant growth in core deposits.

Volatile Deposits

The Bank monitors the balance of various accounts that it considers to be volatile for a variety of reasons and provides this data to the Board of Directors on a regular basis.  Accounts may be added to or removed from the volatile liability dependency report when, based on Management’s judgment, it is determined that these funds are not suitable for any form of long term investment or that the risk associated with these funds leaving the Bank has become minimal.  Typically a material change in the balances of these accounts is reflected in the balance of federal funds sold.  At June 30, 2009, the aggregate balance of deposits the Bank considers to be volatile was approximately $59.9 million or $1.6 million lower that that reported at December 31, 2008.

The following table provides a summary of the deposit balances the Bank considers to be volatile as of June 30, 2009 and December 31, 2008:

		Percent of		Percent of
	June 30,	Total	December 31,	Total	Dollar
(dollars in thousands)	2009	Deposits	2008	Deposits	Variance
Non-interest bearing demand	$29,641	4.2%	$11,193	1.9%	$18,448
Interest bearing demand	2,484	0.4%	21,695	3.6%	(19,211)
Savings	-	0.0%	196	0.0%	(196)
Money market deposits	27,810	3.9%	28,482	4.7%	(672)

Total volatile deposits	$59,935	8.5%	$61,566	10.2%	$(1,631)

The year to date decline in balances the Bank considers to be volatile can be attributed in large part to declines in volatile interest bearing demand balances of approximately $19.2 million.  The year to date decline within this category is the result of two relationships leaving the Bank, the majority of which are considered public funds.  These declines were partially offset by a dramatic increase in volatile non-interest bearing demand balances.  The customers that hold these deposits engage in mortgage related activities.  As more and more home owners have moved to re-finance existing mortgages, given the current rate environment, deposit balances related to these customers have increased.  Management and the Board of Directors are aware that as conditions in the market change these relationships will be impacted.

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

At June 30, 2009, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Bank had outstanding as of June 30, 2009:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$55,000	0.14%	Variable	Open
10,000	2.89%	Fixed	9/16/10

$65,000	0.56%

As evidenced in the table above, the balance of FHLB borrowing as of June 30, 2009 was $65.0 million.  This represents a decline of approximately $44.0 million from the balance reported at December 31, 2008.  The year to date decline can be attributed to higher deposit balances during the first six months of 2009.

Management’s Discussion and Analysis

In the fourth quarter of 2007, the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million.  The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the loan. The note is revolving in nature for the first two years. The terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis.  At June 30, 2009 the interest rate on the note was 3.25% and is variable, moving with prime. Under the terms of the agreement, the Company will not incur any additional debt over $2.0 million exclusive of inter-company debt and existing debt without the prior written consent of PCBB.  In addition, the Bank must be “well” capitalized on an on-going basis as defined by bank regulators.  At June 30, 2009, the Company had no balance outstanding on this note.

On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.  The letter of credit was renewed in July 2009 and will expire in September 2010.

Capital

At June 30, 2009, the balance of stockholders’ equity was approximately $91.3 million.  This, when compared to the $70.0 million at December 31, 2008, represents an increase of approximately $21.3 million. The year to date change in capital is due primarily to $21.0 million in Senior Preferred Stock the Company issued to the U.S. Treasury as part of its participation in the CPP.   Additionally, the year to date change is also attributed to net income of $1.6 million, the impact of year-to-date share-based compensation expense in the amount of $0.2 million, dividends paid and accretion on senior preferred stock in the amount of $0.2 million, proceeds from the exercise of options in the amount of $46 thousand and a decline in the balance of accumulated other comprehensive income in the amount of $1.4 million.

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

For additional information regarding the Company’s Senior Preferred Stock and its participation in the CPP, see Note 9 of the consolidated financial statements filed on this Form 10-Q.

Dividends

The following table provides a summary of dividends the Company has paid on its common stock over the last two years:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Stock dividend	5%	04/24/08	05/02/08	05/16/08
Cash dividend	$0.08	01/24/08	02/01/08	02/15/08
Cash dividend	$0.08	10/17/07	11/02/07	11/16/07
Cash dividend	$0.08	07/18/07	08/03/07	08/17/07
Cash dividend	$0.08	04/20/07	05/04/07	05/18/07

As evidenced in the table above, on April 24, 2008, the Board of Directors declared a stock dividend in the amount of 5% which was paid on May 16, 2008 to shareholders of record on May 2, 2008.  Shares and earnings per share for all prior periods have been adjusted to fully reflect the impact of the May 2008 stock dividend.  The Company paid no dividends on its common stock during the first six months of 2009 and as part of its participation in the U.S. Treasury’s CPP, must seek the approval of the Treasury before doing so.

Management’s Discussion and Analysis

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

At June 30, 2009, the Company had at total of $13.4 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding.  As mentioned in the preceding paragraphs, these securities have been issued to Trusts II and III.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Trusts II and III, totaling $248 thousand and $155 thousand, respectively.  The balance of the equity of Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to both Trusts II and III is payable quarterly at 3-month LIBOR plus 1.72% variable rate and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Trusts II and III as of June 30, 2009:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.928%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%
Heritage Oaks Capital Trust III	5,155	6.888%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Issued	$13,403	4.45%

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

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Trusts II and III into the Company’s financial statements.  Prior to the issuance of FIN No. 46, Bank holding companies typically consolidated these entities.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.    At June 30, 2009, the Company included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

Management’s Discussion and Analysis

At June 30, 2009, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments for approximately 9 years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $19.2 million at June 30, 2009.

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

The following table provides a Summary of Company and Bank regulatory capital ratios at June 30, 2009 and 2008:

	Regulatory Standard		June 30, 2009		June 30, 2008
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	10.87%	10.33%	8.87%	8.64%
Tier I capital to risk weighted assets	4.00%	6.00%	11.95%	11.23%	9.66%	9.38%
Total risk based capital to risk weighted assets	8.00%	10.00%	13.20%	12.49%	10.83%	10.55%

Regulatory capital ratios as of June 30, 2009 fully reflect the issuance of $21.0 million in Senior Preferred Stock issued to the U.S. Treasury under the terms of the CPP.  During the first six month of 2009, the holding company down-streamed $17.0 million in capital to the Bank.  As previously mentioned, pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued qualifies as Tier I Capital, thus the Company’s and Bank’s capital ratios as of June 30, 2009 increased significantly from that reported a year earlier.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At June 30, 2009, these credit lines totaled $20.0 million and the Bank had no borrowings against those lines.  As previously mentioned the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $115.7 million at June 30, 2009.

The Bank manages liquidity by maintaining a majority of the investment portfolio in Federal Funds sold and other liquid investments.  The majority of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of June 30, 2009, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 16.36% at June 30, 2009 compared to 6.79% at December 31, 2008.   At June 30, 2009, the Bank was within its internal guideline for liquidity.  The ratio of net loans to deposits (“LTD”), another key liquidity ratio, was 97.3% at June 30, 2009 compared to 110.7% at December 31, 2008 both of which are and were within the Bank’s policy guidelines.  While the Bank still provides the majority of loan funding with core deposits, due to the highly competitive nature of deposit gathering and given the current economic environment, the Bank has found it necessary to rely on borrowed funds from time to time.  With the banking industry’s common use of alternative funding sources, i.e. FHLB borrowing, the Bank implemented a tracking ratio of Loan-to-Funding (“LTF”) in 2006.  This ratio is calculated by dividing gross loans by the sum of total deposits and alternative funding sources both available and used.  At June 30, 2009, the LTF ratio was 78.9%, compared to 87.2% at December 31, 2008.  The Bank’s key focus has been and remains to increase core deposits and minimize alternative funding sources.

Management’s Discussion and Analysis

The following table provides a summary of the remaining borrowing capacity the Company has with various secondary liquidity sources as of June 30, 2009:

(dollars in thousands)	June 30, 2009
Federal Home Loan Bank remaining borrowing capacity	$115,741
Correspondent bank credit arrangements	20,000
Brokered funds availability	127,866
Revolving line of credit - Holding Company	3,500

Total available secondary liquidity source	$267,107

During the fourth quarter of 2008, a credit line previously established with a correspondent bank in the amount of $20.0 million was temporarily suspended.  Due to overall instability in the financial markets this particular correspondent bank determined it necessary to re-assess all lines of credit.  Management is currently in the process of working with this and other correspondent banks in an effort to re-establish the line.

The Bank has a policy that permits the purchase of brokered funds in an amount not to exceed 20% of total deposits.  As previously mentioned, Management has purchased brokered funds in an effort to rely less on FHLB borrowings and maintain an appropriate mix of secondary funding.  At June 30, 2009, the balance of brokered funds was approximately $38.5 million or $10.1million lower than that reported at December 31, 2008.  Brokered funds represented 5.5% and 8.1% of total deposits as of June 30, 2009 and December 31, 2008, respectively.   Year to date increases in core deposits has allowed the Bank to pay down brokered funds.

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 10 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2008 Annual Report filed on Form 10-K.

In the ordinary course of business, the Bank is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 10 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2008 Annual Report filed on Form 10-K.

In connection with the $13.4 million in debt securities discussed under “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

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

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest earning assets, such as loans and investments, and its interest expense on interest bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest earning assets re-price differently than its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.  Management believes historically it has effectively managed the effect of changes in interest rates on its operating results and believes that it can continue to manage the short-term effect of interest rate changes under various interest rate scenarios.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2009 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of June 30, 2009, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$39,280	$40,673	$41,484	$42,334	$43,360

$ Change from base	$(2,204)	$(811)	$-	$850	$1,876

% Change from base	-5.31%	-1.95%	0.00%	2.05%	4.52%

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

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at June 30, 2009:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	275,892	39.5%
Variable other than daily	263,717	37.8%
Fixed rate	158,245	22.7%

Total gross loans	$697,854	100.0%

The table above identifies approximately 39.5% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2009, approximately $539.6 million or 77.3% of the Bank’s loan portfolio is considered variable.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$403,798	57.9%
1-3 Years	171,065	24.5%
3-5 Years	72,470	10.4%
> 5 Years	50,521	7.2%

Total gross loans	$697,854	100.0%

The following table provides a summary of the loans the Bank can expect to see come off their floors if the prime rate were to increase by the amounts identified below as of June 30, 2009:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$575	$18,106	$41,346	$111,562
Variable other than daily	2,647	4,908	50,962	106,200

Cumulative total variable at floor	$3,222	$23,014	$92,308	$217,762

Given the significant year over year decline in Prime rate, many loans in the portfolio possess floors significantly higher than the current prime rate.  Therefore, the Bank will need to see rates increase significantly before the majority of loans in the portfolio start to come off their floors.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. Case no. CV 098220.  Plaintiffs have sued a title company, title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial's lending practices.  The Bank, which made a commercial loan to a developer which also borrowed from Hurst Financial, is named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial's allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The Company believes the action against it is without merit.  The matter has been tendered to the Company's insurance carrier, and the Company is actively defending the case.  The Company anticipates a favorable outcome to the case and does not expect the litigation to have any significant financial impact to the Company.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 21, 2009, and three matters were considered at the meeting:

1.
The election of eleven persons to the Board of Directors of the Company to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected and have qualified.  The following persons were elected with the following votes:

Directors	Votes For	Votes Withheld	% Votes For
Michael J. Morris	6,238,014	517,033	80.47%
Don Campbell	6,148,288	606,759	79.31%
Michael Behrman	6,236,224	518,823	80.45%
Kenneth Dewar	6,244,995	510,052	80.56%
Mark C. Fugate	6,244,767	510,280	80.56%
Dolores T. Lacey	6,143,123	611,924	79.25%
Merle F. Miller	6,152,915	602,132	79.37%
Daniel J. O'Hare	6,244,995	510,052	80.56%
Michael E. Pfau	6,236,252	518,795	80.45%
Alexander F. Simas	6,244,995	510,052	80.56%
Lawrence P. Ward	6,198,365	556,682	79.96%

2.
To adopt a non-binding resolution approving the Executive Compensation disclosed in the Proxy statement for the 2009 Annual Meeting of Shareholders dated April 24, 2009.  The resolution was adopted with the following votes:

Votes For	Votes Against	Votes Abstain	% Votes For
5,787,759	843,736	123,554	74.66%

3.	To ratify the appointment of Vavrinek, Trine, Day & Co., LLP as the Company’s independent accountants for the 2009 fiscal year.

Votes For	Votes Against	Votes Abstain	% Votes For
6,613,807	68,711	72,529	85.32%

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

Date: August 10, 2009

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)