Form 10-Q
period 2009-09-30
HERITAGE OAKS BANCORP
filed 2009-11-09
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 2, 2009 there were 7,759,718 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

		(audited)
	September 30,	December 31,
(dollars in thousands except per share data)	2009	2008

Assets
Cash and due from banks	$18,155	$17,921
Federal funds sold	45,740	6,650
Total cash and cash equivalents	63,895	24,571

Interest bearing deposits with other banks	119	119
Securities available for sale	102,871	50,762
Federal Home Loan Bank stock, at cost	5,828	5,123
Loans held for sale	7,778	7,939
Loans, net of deferred fees of $1,635 and $1,701 and allowance for loan loss of $15,873 and $10,412 at September 30, 2009 and	692,359	668,034
December 31, 2008, respectively.
Property, premises and equipment, net	6,984	6,827
Deferred tax assets	12,379	7,708
Bank owned life insurance	11,432	10,737
Goodwill	11,049	11,049
Core deposit intangible	2,904	3,691
Other real estate owned	2,607	1,337
Other assets	6,600	7,691

Total assets	$926,805	$805,588

Liabilities
Deposits
Demand, non-interest bearing	$181,670	$147,044
Savings, NOW, and money market deposits	329,186	296,488
Time deposits of $100 or more	125,230	75,111
Time deposits under $100	117,443	84,878
Total deposits	753,529	603,521

Short term FHLB borrowing	65,000	99,000
Long term FHLB borrowing	-	10,000
Securities sold under agreement to repurchase	-	2,796
Junior subordinated debentures	13,403	13,403
Other liabilities	7,087	6,836

Total liabilities	839,019	735,556

Commitments and contingencies	-	-

Stockholders' Equity
Senior preferred stock, no par value; $1,000 per share stated value 5,000,000 shares authorized, 21,000 and 0 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.	19,341	-
Common stock, no par value; 20,000,000 shares authorized, issued and outstanding 7,760,505 and 7,753,078 as of September 30, 2009 and December 31, 2008, respectively.	48,695	48,649
Additional paid in capital	3,172	1,055
Retained earnings	17,174	21,420
Accumulated other comprehensive loss, net of tax benefit of $417 and $763 as of September 30, 2009 and December 31, 2008, respectively.	(596)	(1,092)

Total stockholders' equity	87,786	70,032

Total liabilities and stockholders' equity	$926,805	$805,588

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands except per share data)	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$10,703	$11,731	$33,266	$35,554
Interest on investment securities
Mortgage backed securities	871	515	2,044	1,481
Obligations of state and political subdivisions	247	186	641	555
Interest on time deposits with other banks	1	1	3	7
Interest on federal funds sold	21	18	38	130
Interest on other securities	17	85	33	200

Total interest income	11,860	12,536	36,025	37,927

Interest Expense
Interest on savings, NOW and money market deposits	984	886	2,640	3,412
Interest on time deposits in denominations of $100 or more	695	620	1,870	1,825
Interest on time deposits under $100	675	702	1,903	2,276
Other borrowings	241	803	938	2,180

Total interest expense	2,595	3,011	7,351	9,693

Net interest income before provision for possible loan losses	9,265	9,525	28,674	28,234

Provision for possible loan losses	9,756	3,200	14,566	6,215

Net interest (loss) / income after provision for possible loan losses	(491)	6,325	14,108	22,019

Non Interest Income
Fees and service charges	750	878	2,214	2,487
Gain on sale of investment securities	211	-	333	37
Loss on sale of OREO	(200)	-	(331)	-
Gain on sale of SBA loans	70	-	70	-
Other	762	635	2,467	2,184

Total non interest income	1,593	1,513	4,753	4,708

Non Interest Expenses
Salaries and employee benefits	3,969	3,651	11,517	11,897
Equipment	365	335	1,066	1,053
Occupancy	843	741	2,521	2,291
Other	5,074	2,381	10,586	6,985

Total non interest expenses	10,251	7,108	25,690	22,226

(Loss) / income before provision for income taxes	(9,149)	730	(6,829)	4,501

Provision for income taxes	(3,907)	196	(3,196)	1,601

Net (loss) / income	(5,242)	534	(3,633)	2,900

Dividends and accretion on preferred stock	352	-	613	-

Net (loss) / income available to common shareholders	$(5,594)	$534	$(4,246)	$2,900

(Loss) / Earnings Per Common Share
Basic	$(0.73)	$0.07	$(0.56)	$0.38
Diluted	$(0.73)	$0.07	$(0.56)	$0.37

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

								Accumulated
	Preferred Stock		Common Stock		Additional			Other	Total
	Number of		Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Income	Equity

Balance, December 31, 2008	-	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of preferred stock and common stock warrant	21,000	19,152			1,848				21,000
Amortization of discount on preferred stock		189					(189)		-
Dividends paid on preferred stock							(424)		(424)
Exercise of stock options									-
(including $9 excess tax benefit									-
from exercise of stock options)			10,050	46					46
Share-based compensation expense					269				269
Retirement of restricted share awards			(2,623)
Comprehensive income:
Net loss						$(3,633)	(3,633)		(3,633)
Unrealized security holding gains (net of $483 tax)						692		692	692
Realized gains on sale of securities (net of $137 tax)						(196)		(196)	(196)

Total comprehensive loss						$(3,137)

Balance, September 30, 2009	21,000	$19,341	7,760,505	$48,695	$3,172		$17,174	$(596)	$87,786

Balance, December 31, 2007	-	$-	7,317,932	$43,996	$672		$24,598	$184	$69,450

Exercise of stock options (including $88 excess tax benefit from exercise of stock options)			31,228	228					228
5% Stock Dividend distributed May 16, 2008			366,344	4,232			(4,232)		-
Cash paid in lieu of fractional shares							(5)		(5)
Cash dividends - $0.08 per share							(586)		(586)
Share-based compensation expense					275				275
Issuance of restricted stock awards			1,000						-
Retirement of restricted share awards			(6,904)						-
Comprehensive income:
Net income						$2,900	2,900		2,900
Unrealized security holding losses (net of $900 tax benefit)						(1,286)		(1,286)	(1,286)
Realized gains on sale of securities (net of $15 tax)						(22)		(22)	(22)

Total comprehensive income						$1,592

Balance, September 30, 2008	-	$-	7,709,600	$48,456	$947		$22,675	$(1,124)	$70,954

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Net (loss) / income	$(5,242)	$534	$(3,633)	$2,900
Other comprehensive gain / (loss) before taxes
Unrealized gains / (losses) on securities available for sale	3,427	(953)	1,175	(2,186)
Realized (gains) on sale of available for sale securities	(211)	-	(333)	(37)

Total other comprehensive gain / (loss) before taxes	3,216	(953)	842	(2,223)

Unrealized income tax (expense) / benefit related to items in comprehensive (loss) / income	(1,410)	392	(483)	900
Income tax related to the sale of available for sale securities	87	-	137	15

Total other comprehensive income / (loss), net of taxes	1,893	(561)	496	(1,308)

Total comprehensive (loss) / income	$(3,349)	$(27)	$(3,137)	$1,592

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the nine month periods
	ended September 30,
(dollars in thousands)	2009	2008

Cash flows from operating activities:
Net (loss) / income	$(3,633)	$2,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	844	803
Provision for possible loan losses	14,566	6,215
Amortization of premiums / discounts on investment securities, net	64	(105)
Amortization of intangible assets	787	645
Share-based compensation expense	269	275
Federal Home Loan Bank dividends received	-	(162)
Gain on sale of available for sale securities	(333)	(37)
Decrease / (increase) in loans held for sale	161	(2,053)
Net increase in bank owned life insurance	(318)	(308)
Increase in deferred tax asset	(5,017)	(880)
Loss on sale and write-downs on other real estate owned	1,780	-
Increase in other assets	(8,218)	(823)
Increase / (decrease) in other liabilities	260	(1,277)
Excess tax benefit related to share-based compensation expense	(9)	(88)

NET CASH PROVIDED IN OPERATING ACTIVITIES	1,203	5,105

Cash flows from investing activities:
Purchase of securities, available for sale	(76,600)	(18,417)
Sale of available for sale securities	16,040	1,537
Maturities and calls of available for sale securities	1,138	2,186
Maturities of time deposits with other banks	-	211
Proceeds from principal reductions and maturities of available for sale securities	8,424	7,535
Purchase of Federal Home Loan Bank stock	(705)	(1,799)
Increase in loans, net	(38,921)	(55,403)
Allowance for loan and lease loss recoveries	30	127
Purchase of property, premises and equipment, net	(1,011)	(1,231)
Purchase of bank owned life insurance	(377)	(400)
Proceeds from sale of other real estate owned	6,269	-

NET CASH (USED) IN INVESTING ACTIVITIES	(85,713)	(65,654)

Cash flows from financing activities:
Increase / (decrease) in deposits, net	150,008	(55,557)
Proceeds from Federal Home Loan Bank borrowing	75,000	330,000
Repayments of Federal Home Loan Bank borrowing	(119,000)	(231,500)
Decrease in repurchase agreements	(2,796)	(701)
Excess tax benefit related to share-based compensation expense	9	88
Proceeds from exercise of stock options	37	140
Cash dividends paid	(424)	(586)
Cash paid in lieu of fractional shares	-	(5)
Proceeds from issuance of preferred stock and common stock warrants, net	21,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	123,834	41,879

Net increase / (decrease) in cash and cash equivalents	39,324	(18,670)

Cash and cash equivalents, beginning of period	24,571	46,419

Cash and cash equivalents, end of period	$63,895	$27,749

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$7,433	$9,927
Income taxes paid	$460	$2,405

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$842	$(2,223)
Loans transferred to OREO or foreclosed collateral	$9,595	$197

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 8 -

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (“the Bank”).  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trusts II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts in the consolidated financial statements for the year ended December 31, 2008 and for the three and nine months ended September 30, 2008 may have been reclassified to conform to the presentation of the consolidated financial statements in 2009.

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

Management evaluated subsequent events through November 6, 2009, the date the financial statements were available to be issued.  Events or transactions occurring after September 30, 2009, but prior to November 6, 2009 that provided additional evidence about conditions that existed at September 30, 2009, have been recognized in the financial statements for the quarter ended September 30, 2009.  Events or transactions that provided evidence about conditions that did not exist at September 30, 2009, but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.

Note 2.  Investment Securities

In accordance with U.S. GAAP, investment securities are classified in three categories and accounted for as follows: debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis.  Premiums and discounts are amortized or accreted using the interest method over the lives of the related securities.

Heritage Oaks Bancorp | - 9 -

Notes to Consolidated Financial Statements

The following table sets forth the amortized cost and fair values of investment securities available for sale at September 30, 2009 and December 31, 2008:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2009	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$110	$-	$(4)	$106
Mortgage backed securities	81,644	1,861	(4,034)	79,471
Obligations of state and political subdivisions	22,021	1,165	(1)	23,185
Other securities	109	-	-	109

Total	$103,884	$3,026	$(4,039)	$102,871

As of December 31, 2008
Obligations of U.S. government agencies and corporations	$149	$-	$(1)	$148
Mortgage-backed securities	35,339	166	(2,102)	33,403
Obligations of state and political subdivisions	17,020	373	(291)	17,102
Other securities	109	-	-	109

Total	$52,617	$539	$(2,394)	$50,762

During the three months ended September 30, 2009 the Bank sold approximately $11.3 million in investment securities.  In connection with these sales, the Bank recognized a gain of approximately $0.2 million.  Sales of investment securities during the first nine months of 2009 totaled approximately $16.0 million.  Gains recognized in connection with these sales totaled approximately $0.3 million.  During the first nine months of 2008, the Bank sold approximately $5.2 million in securities and recognized a pre-tax gain of $37 thousand.

The following table provides a summary of investment securities in an unrealized loss position as of September 30, 2009:

	Securities In A Loss Position
(dollars in thousands)	For Less Than 12 Months		For 12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2009	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies and corporations	$-	$-	$106	$(4)	$106	$(4)
Mortgage-backed securities	21,341	(793)	11,862	(3,241)	33,203	(4,034)
Obligations of state and political subdivisions	146	(1)	-	-	146	(1)
Other securities	-	-	-	-	-	-

Total	$21,487	$(794)	$11,968	$(3,245)	$33,455	$(4,039)

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

At September 30, 2009, the Bank owned twelve Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a principal balance of approximately $23.4 million.   PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  At September 30, 2009, six bonds in the approximate amount of $14.7 million, have been reassessed by one or more of the rating agencies (the Bank must use the most recent and lowest rating when there are discrepancies between the agencies) and subsequently downgraded below investment grade.  All six of these bonds are in Senior or Super Senior Tranche positions of their respective deals, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support. The more credit support or enhancement, the more protection is provided from possible losses on non-performing collateral and the credit enhancement has actually increased from the original amount through September 30, 2009 on all but one bond.  As the Bank receives cash flow on its senior position and principle is reduced quicker than default losses are applied to the subordinate positions, the credit enhancement percentage grows.

Heritage Oaks Bancorp | - 10 -

Notes to Consolidated Financial Statements

The Bank continues to perform extensive analyses on the PMBS bonds in the portfolio. These investment securities, including the six downgraded bonds mentioned above, continue to demonstrate cash flows as expected, based on pre-purchase analyses, and the credit support component of these tranches has actually increased from the origination date through September 30, 2009.  As of September 30, 2009, Management does not believe unrealized losses in the investment portfolio are other than temporary.

Note 3.  Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of September 30, 2009 compared to December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Real Estate Secured
Multi-family residential	$17,323	$16,206
Residential 1 to 4 family	24,580	23,910
Home equity lines of credit	29,189	26,409
Commercial	317,811	285,631
Farmland	9,842	10,723
Commercial
Commercial and industrial	166,618	157,674
Agriculture	14,819	13,744
Other	368	620
Construction
Single family residential	14,669	11,414
Single family residential - Spec.	5,757	15,395
Tract	2,215	2,431
Multi-family	5,575	5,808
Hospitality	14,252	18,630
Commercial	22,997	21,484
Land	54,619	61,681
Installment loans to individuals	8,863	7,851
All other loans (including overdrafts)	370	536

Total loans, gross	709,867	680,147

Deferred loan fees	1,635	1,701
Allowance for loan losses	15,873	10,412

Total loans, net	$692,359	$668,034

Loans held for sale	7,778	7,939
Concentration of Credit Risk

At September 30, 2009, approximately $518.8 million or 73.1% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents an increase of approximately $19.1 million when compared to the $499.7 million or 73.5% reported at December 31, 2008.  Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by industry and project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At September 30, 2009, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $17.7 million and un-disbursed loan commitments in the approximate amount of $185.9 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank currently anticipates no losses as a result of such transactions.  For more detailed information on concentrations of credit risk, please refer to “Loans” of “Financial Condition” under “Management’s Discussion and Analysis of Results and Operations” contained within this document.

Heritage Oaks Bancorp | - 11 -

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

The following table provides a summary for the activity in the allowance for loan losses during the periods indicated:

	For the three months ended		For the nine months ended		For the year ended
	September 30,		September 30,		December 31,
(dollars in thousands)	2009	2008	2009	2008	2008
Balance at beginning of period	$11,106	$8,128	$10,412	$6,143	$6,143
Provision expense	9,756	3,200	14,566	6,215	12,215
Loans charged-off
Commercial real estate	41	-	41	305	340
Residential 1-4 family	304	-	304	-	555
Commercial and industrial	503	282	1,728	849	3,854
Agriculture	1,909	-	1,909	-	-
Construction	397	717	2,218	923	1,837
Land	1,801	-	2,792	-	1,434
Other	42	34	143	58	56

Total charge-offs	4,997	1,033	9,135	2,135	8,076

Recoveries of loans previously charged off	8	55	30	127	130

Balance at end of period	$15,873	$10,350	$15,873	$10,350	$10,412

During the three and nine months ended September 30, 2009, the Company made provisions for loan losses in the amounts of $9.8 million and $14.6 million, respectively.  This when compared to the $3.2 million and $6.2 million reported for the same periods ended a year earlier, represents respective increases of approximately $6.6 million and $8.4 million.  Elevated provision expenses are reflective of, among other things, additional loan balances charged-off during the first nine months of 2009, continued weakness in local, state and national economic conditions and the number and dollar volume of loans placed on non-accruing status when compared to the same period ended in 2008.

Note 4.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options and other share-based compensation awards, exclusive of any award that may have an anti-dilutive affect on earnings per common share.  As disclosed in Note 9 of these consolidated financial statements, the Company issued a warrant to the U.S. Treasury to purchase 611,650 shares of its common stock.  The warrant was not included in the Company’s calculation of diluted earnings per common share for the three and nine months ended September 30, 2009, since it was anti-dilutive.

Heritage Oaks Bancorp | - 12 -

Notes to Consolidated Financial Statements

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the three months ended September 30, 2009 and 2008:

	For the three months ending,
	September 30, 2009		September 30, 2008
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) / income	$(5,242)		$534
Dividends and accretion on preferred stock	(352)		-

Net (loss) / income available to common shareholders	$(5,594)		$534

Weighted average shares outstanding		7,699,377		7,709,600

Basic (loss) / earnings per common share	$(0.73)		$0.07

Dilutive effect of share-based compensation awards		-		88,721
Dilutive effect of common stock warrant		-		-

Weighted average diluted shares outstanding		7,699,377		7,798,321

Diluted (loss) / earnings per common share	$(0.73)		$0.07

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008:

	For the nine months ending,
	September 30, 2009		September 30, 2008
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) / income	$(3,633)		$2,900
Dividends and accretion on preferred stock	(613)		-

Net (loss) / income available to common shareholders	$(4,246)		$2,900

Weighted average shares outstanding		7,694,969		7,703,107

Basic (loss) / earnings per common share	$(0.56)		$0.38

Dilutive effect of share-based compensation awards		-		129,708
Dilutive effect of common stock warrant		-		-

Weighted average diluted shares outstanding		7,694,969		7,832,815

Diluted (loss) / earnings per common share	$(0.56)		$0.37

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

Note 5.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding The FASB Accounting Standards Codification TM (“Codification” or “ASC”) that will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, all interim and annual reporting periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of this standard did not have a material impact on the Company’s financial statements.

Heritage Oaks Bancorp | - 13 -

Notes to Consolidated Financial Statements

In June 2009, the FASB issued an accounting standard, incorporated into ASC topic 810 “Consolidation,” that seeks to improve financial reporting by companies involved with variable interest entities. Also addressed under this standard are concerns about the application of certain key provisions, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity.  The standard requires a company to perform analyses to determine if its variable interest(s) give it a controlling financial interest in a variable interest entity.  These analyses identify the primary beneficiary of the a variable interest entity as the company that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the company’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This standard is effective for all annual and interim reporting periods beginning after November 15, 2009 with earlier application prohibited.  The Company has not yet determined the impact that this standard will have on its financial statements.

In June 2009, the FASB issued an accounting standard which was incorporated into ASC topic 860 “Transfers and Servicing.”  This standard seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company is required to adopt this standard for all interim and annual reporting periods beginning after November 15, 2009.  The Company does not currently expect the adoption of this standard to have a material impact on its financial statements.

In May 2009, the FASB issued an accounting standard which was incorporated into ASC topic 855 “Subsequent Events.”  This standard sets forth principles and requirements for disclosing and recognizing subsequent events in the financial statements.  This standard also outlines circumstances under which an entity shall recognize those events or transactions occurring after the balance sheet date.  The Company is required to adopt this standard for all interim and annual reporting periods after June 15, 2009, prospectively.  The Company’s adoption of this standard did not have a material impact on its financial statements.

In April 2009, the FASB issued the following accounting standards (subsequently incorporated into the Accounting Standards Codification):

The FASB issued an accounting standard which was incorporated into ASC topic 820 “Fair Value Measurements and Disclosures.”  This standard provides guidelines for making fair value measurements more consistent. This standard provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

The FASB issued accounting standards which were subsequently incorporated into ASC topics 320 “Investments – Debt and Equity Securities” and 835 “Interest.”  These standards seek to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.  These standards apply to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary.  These standards also change the amount of impairment losses recognized in earnings.  Under these standards impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors.  The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income.

The FASB issued accounting standards which were subsequently incorporated into ASC topic 825 “Financial Instruments.” These standards require disclosures about fair value of financial instruments in interim as well as in annual financial statements.

The accounting guidance summarized in the preceding paragraphs is effective for periods ending after June 15, 2009.  The adoption of which has not had a material impact in the Company’s financial statements.

On April 1, 2009, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 805 “Business Combinations.” This standard provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  This standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The standard also addresses other accounting issues regarding business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The impact of adopting this standard will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

Heritage Oaks Bancorp | - 14 -

Notes to Consolidated Financial Statements

In December 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 715 “Compensation – Retirement Benefits.”  This standard seeks to provide users of financial statements with an understanding of: how investment allocation decisions are made, the major categories of plan assets, the inputs and valuations techniques used to measure the fair value of those assets, the effect of fair value measurements using unobservable inputs on changes in plan assets during a reporting period, and significant concentrations of risk within plan assets.  The Company is required to adopt this standard no later than January 1, 2010.  The Company does not believe the adoption of this standard will have a material impact on its financial statements.

On October 10, 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 820 “Fair Value Measurements and Disclosures.” The standard clarifies the application of accounting guidance for fair value measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The standard is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the standard effective September 30, 2008. The implementation of this standard did not affect the Company's fair value measurements as of September 30, 2009.

In June 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 260 “Earnings Per Share.”  The standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. This standard affects entities that accrue cash dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the awards.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard did not have material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 944 “Financial Services – Insurance.”   This standard seeks to bring consistency in the recognition and measurement of claim liabilities.  This standard applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, increasing the comparability in financial reporting of financial guarantee contracts by insurance enterprises.  The Company adopted the standard on January 1, 2009.  The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 815 “Derivatives and Hedging.”  This standard seeks to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 810 “Consolidation.”  This standard addresses the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings.  The Company adopted this standard on January 1, 2009, the adoption of which did not have a material impact on the Company’s financial position, results of operations or cash flows.

Heritage Oaks Bancorp | - 15 -

Notes to Consolidated Financial Statements

Note 6.  Share-Based Compensation

As of September 30, 2009, the Company had two share-based employee compensation plans, which are more fully described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.” Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date.  For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards, the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term.  The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

The share-based compensation expense recognized in the consolidated statements of income for the three and nine month periods ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands except share and per share data)	2009	2008	2009	2008
Share-based compensation expense:
Stock option expense	$43	$51	$129	$152
Restricted stock expense	42	57	140	123

Total share-based compensation expense	85	$108	269	$275

Total share-based compensation expense, net of tax	$52	$72	$165	$186

Diluted shares outstanding	7,699,377	7,798,321	7,694,969	7,832,815
Impact on diluted earnings per share	$-	$0.009	$-	$0.024

Unrecognized compensation expense:
Stock option expense	$274	$315
Restricted stock expense	307	547

Total unrecognized share-based compensation expense	$581	$862

Total unrecognized share-based compensation expense, net of tax	$376	$525

At September 30, 2009, there was a total of $274 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2.3 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at September 30, 2009 was $307 thousand. That expense is expected to be recognized over the next 1.4 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2009).  The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock.  The aggregate intrinsic value of options exercised for the nine month period ended September 30, 2009 was $22 thousand.  The aggregate intrinsic value of options exercised during the nine month period ended September 30, 2008 was $214 thousand.  There were no options exercised during the three months ended September 30, 2009 and 2008.

Heritage Oaks Bancorp | - 16 -

Notes to Consolidated Financial Statements

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date periods ended September 30, 2009 and 2008:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2009	408,830	$9.34
Granted	49,741	5.41
Exercised	(10,050)	3.73

Options outstanding, September 30, 2009	448,521	$9.03	4.33	$484

Exercisable at September 30, 2009	347,172	$8.92	3.03	$385

Options outstanding, January 1, 2008	463,160	$8.36
Granted	26,250	11.48
Exercised	(32,090)	4.37
Forfeited	(7,912)	8.20

Options outstanding, September 30, 2008	449,408	$8.83	4.15	$622

Exercisable at September 30, 2008	358,673	$7.76	3.10	$622

During the first nine months of 2009, the Company granted 49,741 options to various non-management members of the Company’s Board of Directors as well as to certain officers of the Bank.  Of the options granted in 2009, 25,000 were granted to non-management members of the Company’s Board of Directors.  Similar grants were made to the Company’s Board of Directors during the first quarter of 2008.  The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during 2009 and 2008 on the date of grant using the Black-Scholes options pricing model:

	2009	2008
Expected volatility	37.66%	35.07%
Expected term (years)	10	10
Dividend yield	0.00%	2.66%
Risk free rate	3.16%	3.62%

Weighted-average grant date fair value	$2.87	$3.93

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

Heritage Oaks Bancorp | - 17 -

Notes to Consolidated Financial Statements

Note 7.  Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in U.S. GAAP under Accounting Standard Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures.  U.S GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value.

The following provides a summary of the hierarchical levels used to measure fair value:

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (“ABS”), highly structured or long-term derivative contracts and certain collateralized debt obligations (“CDO”) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accruing loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At September 30, 2009, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral with the most recent appraisal available to Management.

Heritage Oaks Bancorp | - 18 -

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale investment securities	$-	$102,127	$744	$102,871

Total assets measured on a recurring basis	$-	$102,127	$744	$102,871

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the nine months ended September 30, 2009:

Available For
Sale Investment
(dollars in thousands)	Securities

Beginning balance	$774
Total gains or losses (realized/unrealized)(1):
Included in earnings	-
Included in other comprehensive loss	(30)
Purchases	-
Transfers in and/or out of Level 3	-
Non-trading activity	-

Ending balance	$744
(1) Realized or unrealized gains from the changes in values of Level 3 financial instruments represent gains from changes in values of financial instruments only for the period(s) in which the instruments were classified as Level 3.

The assets presented under level 3 of the fair value hierarchy represent available for sale investment securities in the form of certificates of participation where an active market for such securities is not currently available.

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of September 30, 2009:
	Fair Value Measurments Using
				Assets At
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Impaired loans	$-	$39,135	$-	$39,135
Loans held for sale	-	7,778	-	7,778
Other real estate owned	-	2,607	-	2,607

Total assets measured on a non-recurring basis	$-	$49,520	$-	$49,520

Heritage Oaks Bancorp | - 19 -

Notes to Consolidated Financial Statements

In addition to the assets presented in the table above, the Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as Goodwill.  These assets are recorded at fair value initially and assessed for impairment periodically thereafter under the provisions set forth in U.S. GAAP.  During the fiscal year ended December 31, 2008, the carrying amount of goodwill assets were compared to their fair value.  No change in carrying amount resulted in accordance with the provisions set forth in U.S. GAAP.  Additionally, the Company has certain other loans that are measured at fair value on a non-recurring basis such as loans that were acquired in the acquisition of Business First National Bank.

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

The following table provides a summary of the estimated fair value of financial instruments at September 30, 2009:

	September 30, 2009
	Carrying
(dollars in thousands)	Amount	Fair Value
Assets
Cash and cash equivalents	$63,895	$63,895
Interest bearing deposits	119	119
Investments and mortgage-backed securities	102,871	102,871
Federal Home Loan Bank and Federal Reserve Bank stock	5,828	5,828
Loans receivable, net of deferred fees and costs	708,232	714,772
Loans held for sale	7,778	7,778
Bank owned life insurance	11,432	11,432
Accrued interest receivable	3,404	3,404

Liabilities
Non-interest bearing deposits	181,670	181,670
Interest bearing deposits	571,859	569,138
Federal Home Loan Bank advances	65,000	65,230
Junior subordinated debentures	13,403	12,331
Accrued interest payable	606	606

	Notional	Cost to Cede
	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit
and standby letters of credit	$203,596	$2,036

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets due to the short-term nature of the assets.

Interest Bearing Deposits at Other Financial Institutions

The carrying amounts reported in the balance sheet for interest bearing deposits at other financial institutions approximates the fair value of these assets due to the short-term nature of the assets.

 Heritage Oaks Bancorp | - 20 -

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

 Heritage Oaks Bancorp | - 21 -

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

The U.S. Treasury may not transfer a portion or portions of the warrant with respect to, and/or exercise the warrant for more than one-half of, the 611,650 common shares issuable upon exercise of the warrant, in the aggregate, until the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $21.0 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  However, if the Company were to redeem all of the Senior Preferred Stock as permitted by and in accordance with the provisions set forth under the CPP, the U.S. Treasury will be permitted, subject to compliance with applicable securities laws, to transfer all or a portion of the warrant with respect to, and/or exercise the warrant for, all or a portion of the number of common shares issuable thereunder, at any time and without limitation.  In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in the Company receiving aggregate gross proceeds of not less than $21.0 million, the number of the common shares underlying the portion of the warrant then held by the U.S. Treasury will be reduced by one-half of the common shares originally covered by the warrant.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At September 30, 2009, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

It is also important to note that net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Senior Preferred Stock and any dividends paid from retained earnings on the Senior Preferred Stock.  For the three and nine month periods ended September 30, 2009, dividends and accretion on the Senior Preferred Stock totaled approximately $352 thousand and $613 thousand, respectively.

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

 Heritage Oaks Bancorp | - 22 -

Notes to Consolidated Financial Statements

Note 10.  Subsequent Events

Late in October 2009, the Bank received approximately $0.8 million in proceeds from one customer related to interest the Bank previously accrued but that was reversed as a result of placing the loan on non-accrual status during the third quarter of 2009.  As a result of the customer’s payment, the Bank moved the loan back to performing status during the month of October and will recognize approximately $0.8 million in interest income in the fourth quarter of 2009 related to this loan.  The balance of the loan at September 30, 2009 was approximately $10.7 million.  The loan was originally placed on non-accrual as a result of an issue related to the treatment of an interest reserve.

The FDIC recently completed its regularly scheduled examination of the Bank.  Based on discussions with the FDIC following the examination, it is expected that the Bank will receive a formal agreement or enforcement order from the FDIC requiring the Bank to take certain steps to further strengthen the Bank, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms from the examination.  Management is already developing strategies and taking actions to address such issues.

The Bank is presently awaiting updated appraisals of real property securing a significant portion of classified loans, which we expect to receive in the fourth quarter of 2009.  The result of these appraisals either positive or negative may have an impact on the required level of the allowance for loan losses in the fourth quarter of 2009.  If the results of these appraisals indicate that the value of the properties securing these loans has declined since the date of the last appraisal, the Bank may be required to make additional provisions for loan losses in the fourth quarter of 2009.

Note 11.  Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

 Heritage Oaks Bancorp | - 23 -

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state government and our regulators thereto, general economic conditions, the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, the recent downturn in the California real estate market, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes arising from the war on terrorism, increased profitability, continued growth, the Bank’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations regarding actions that may be taken by regulatory authorities having oversight of the Bank’s operations, financial policies of the United States government and continued weakness in the real estate markets within which we operate. (Refer to the Company’s December 31, 2008 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Heritage Oaks Bancorp | - 24 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three and nine month periods ending September 30, 2009 and 2008.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

 Heritage Oaks Bancorp | - 25 -

Management’s Discussion and Analysis

Executive Summary

For the three and nine month periods ended September 30, 2009, net losses available to common shareholders were approximately $5.6 million and $4.2 million, respectively.  In the same periods ended a year earlier, the Company reported net income available to common shareholders of approximately $0.5 million and $2.9 million, respectively.  Losses per diluted common share were ($0.73) and ($0.56) for the three and nine months ended September 30, 2009.  The Company reported earnings per diluted common share of $0.07 and $0.37 for the same three and nine month periods ended a year earlier.  Several significant factors that contributed substantially to the year over year decline in earnings were: elevated provisions for loan losses, losses incurred from the write-down and sale of certain OREO properties, increases in regulatory assessments costs, the one-time assessment imposed by the FDIC on all insured institutions, interest reversals related to loans placed on non-accrual status, as well as the absence of income in the amount of $0.3 million the Bank recognized related to the Visa, Inc. IPO during the second quarter of 2008.

Provisions for loan losses during the three and nine months ended September 30, 2009 were approximately $9.8 million and $14.6 million, respectively.  When compared to the $3.2 million and $6.2 million reported for the same periods ended a year earlier, this represents respective increases of approximately $6.6 million and $8.4 million.  Elevated provisions for loan losses during 2009 are the primary factor behind the year over year decline in earnings.  See also “Provision for Loan Losses” of this Discussion and Analysis for more information regarding factors impacting the level of provision for loan losses during 2009.

During the third quarter of 2009 the Bank wrote down the value of one foreclosed property in the amount of $1.3 million.  This property represents land for commercial development and is located within the Bank’s primary market area.  Additionally, the Bank sold five properties during the third quarter and recognized aggregate losses in connection with those sales of approximately $0.2 million.

Contributing further to the year over year decline in earnings were increased regulatory assessment costs, resulting from a one-time special assessment imposed by the FDIC on all insured institutions that totaled approximately $0.4 million for the Bank and was booked during the second quarter.  Year over year increases within this category can also be attributed to a one-time charge in the approximate amount of $0.5 million to correct for the cumulative effect of an error related to the accrual of FDIC assessments from 2007 through June 30, 2009.  Management determined that the amounts were not material to the Company’s financial condition and results of operations in each reporting period from 2007 through June 30, 2009, and as a result processed the correcting entry in the third quarter of 2009.

The following provides a summary of operating results for the three and nine month periods ended September 30, 2009 and 2008:

•
For the three and nine months ended September 30, 2009 interest income totaled approximately $11.9 million and $36.0 million, respectively.  This when compared to the same three and nine month periods ended a year earlier, represents declines of approximately $0.7 million and $1.9 million, respectively.  Although, floors within the loan portfolio were instrumental in abating any substantial year over year decline in interest income, interest reversals related to loans placed on non-accrual during the first nine months of the year negatively impacted this line item.  Contributing significantly to the amount of interest reversed during the third quarter, was the reversal of approximately $0.8 million in interest income related to one loan placed on non-accrual, the result of an issue related to the treatment of an interest reserve.  As disclosed in Note 10. Subsequent Events of the consolidated financial statements, upon working with the borrower the Bank was able to recover the uncollected interest in  October 2009 and subsequently moved the loan back to performing status.  For the three and nine months ended September 30, 2009, interest reversals totaled approximately $1.1 million and $1.2 million, respectively.

•
For the three and nine months ended September 30, 2009, interest expense totaled approximately $2.6 million and $7.4 million, respectively.  When compared to the same periods ended a year earlier, interest expense declined approximately $0.4 million and $2.3 million, respectively.  Although core deposit balances increased significantly when compared to that reported a year earlier, declines in the overnight Fed Funds rate during the later part of 2008 helped to bring down the cost of deposits and borrowings for the Bank, contributing substantially to the year over year decline in interest expense.  Additionally, throughout 2008 and early 2009, the Bank stayed relatively short with respect to maturities on various interest bearing liabilities, allowing the Bank the opportunity to more rapidly re-price those funds in a declining interest rate environment, further contributing to the decline in interest expense.

•
Net interest income for the three and nine months ended September 30, 2009 totaled approximately $9.3 million and $28.7 million, respectively.  Net interest income declined approximately $0.3 million from that reported during the same three month period ended a year earlier and increased approximately $0.4 million when compared to same nine month period ended a year ago.  Year over year changes in net interest income can be attributed in large part to the items mentioned in the preceding paragraphs.

 Heritage Oaks Bancorp | - 26 -

Management’s Discussion and Analysis

•
Non-interest income totaled approximately $1.6 million and $4.8 million for the three and nine month periods ended September 30, 2009, representing respective increases of approximately $80 thousand and $45 thousand when compared to the same periods ended a year earlier.  The modest year over year increases within this category can be attributed to increases in mortgage origination fee income of approximately $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2009, respectively.  Additionally, gains on the sale of securities and SBA loans in the aggregate amounts of $0.3 million and $0.4 million for the three and nine months ended September 30, 2009, respectively contributed further to the increase within this category.  Offsetting these increases were year over year declines in service charge fee income of approximately $0.1 million and $0.3 million for the quarter and year to date periods ended September 30, 2009.  For more information related to non-interest income, please see “Non-Interest Income” of this Discussion and Analysis.

•
Non-interest expense for the third quarter and the first nine months of 2009 totaled approximately $10.3 million and $25.7 million, respectively.  Non-interest expense increased approximately $3.1 million during the third quarter and $3.5 million for the first nine months of 2009, respectively when compared to the same periods ended a year earlier.  The primary factor behind the year over year increases within this category can be attributed to the write-down of one OREO property in the third quarter of 2009, totaling approximately $1.3 million.  For the third quarter and the first nine months of 2009, OREO write-downs totaled approximately $1.4 million and $1.5 million, respectively.  OREO write-downs accounted for approximately 44.0% and 42.3% of the increase in non-interest expenses for the three and nine month periods ended September 30, 2009.  Further contributing to the increase in non-interest expenses was an increase in regulatory assessment costs, the Special Assessment imposed by the FDIC on all insured institutions during the second quarter of 2009 and a one-time charge related to the cumulative effect of an error related to the accrual of FDIC assessments from 2007 through June 30, 2009, previously mentioned.  For more information related to non-interest expenses, please see “Non-Interest Expenses” of this Discussion and Analysis.

•
For the three and nine months ended September 30, 2009, the Company’s efficiency ratio was 95.12% and 77.02%, respectively.  This compares to 64.40% and 67.55% reported for the same periods ended a year earlier.  The efficiency ratio was negatively impacted during the third quarter and the first nine months of 2009 by several one-time charges previously mentioned and that include: increased regulatory assessment costs, expenses and write-downs related to OREO properties, and a one-time charge related to the cumulative effect of an accounting error related to the accrual of FDIC assessment premiums.  Additionally, the reversal of approximately $1.1 million and $1.2 million in accrued interest related to loans the Bank placed on non-accrual during the three and nine months ended September 30, 2009 contributed to the rise in the efficiency ratio.  As previously mentioned, interest reversals include approximately $0.8 million related to one loan placed on non-accrual during the third quarter of 2009.  In October 2009, the Bank recovered all previously accrued interest on this loan and returned the loan to performing status.  Exclusive of one-time charges and the reversal of $0.8 million in interest income related to the loan previously mentioned, the efficiency ratio for the three and nine month periods ended September 30, 2009 was 68.44% and 66.28%, respectively.  Management remains focused on cost controls in an effort to mitigate the rise in non-interest expenses brought on by the one-time charges previously discussed.

The following provides a summary for significant year to date changes in balances as of September 30, 2009:

•
At September 30, 2009, net loan balances were approximately $692.4 million or approximately $24.4 million and 3.6% higher than the $668.0 million reported at December 31, 2008.  See also “Loans” under “Financial Condition” of this Discussion and Analysis for additional information regarding the Bank’s loan portfolio.

•
At September 30, 2009, total deposits were approximately $753.5 million or approximately $150.0 million and 24.9% higher than the $603.5 million reported at December 31, 2008.  Deposits, exclusive of brokered were approximately $736.5 million or $181.6 million higher than the $554.9 million reported at December 31, 2008.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this Discussion and Analysis for information regarding the Bank’s deposit liabilities.

•
At September 30, 2009, borrowings with the FHLB were $65.0 million or approximately $44.0 million lower than the $109.0 million reported at December 31, 2008.  Higher retail deposit balances during the first nine months of 2009 resulted in fewer borrowings with the FHLB.

 Heritage Oaks Bancorp | - 27 -

Management’s Discussion and Analysis

•
Investment securities totaled approximately $102.9 million or approximately $52.1 million higher than the $50.8 million reported at December 31, 2008.  The year to date increase in the portfolio can be attributed to purchases the Bank made to take advantage of increased credit spreads available on investment securities and to invest excess liquidity in cash flow generating instruments in the absence of loan originations.  The lower volume of loan originations relative to historical periods can be attributed in part to lower demand for certain types of credit as well as the Bank becoming more selective with respect to the types of loans it chooses to originate.  For additional information on the Bank’s investment securities portfolio, please see “Investment Securities and Other Earning Assets” of this Discussion and Analysis.

•
Federal Funds sold totaled approximately $45.7 million at September 30, 2009, representing an increase of approximately $39.1 million over that reported at December 31, 2008.  Increased balances within this category can be attributed to increased core deposit balances throughout 2009.  See also “Investment Securities and Other Earning Assets” of this Discussion and Analysis for additional information regarding Federal Funds sold.

The following provides an overview of asset quality as of September 30, 2009:

•
At September 30, 2009, the balance of non-performing loans was approximately $39.8 million or $21.1 million higher than the $18.7 million reported at December 31, 2008.  As of September 30, 2009 the balance of non-performing loans as a percentage of total gross loans was 5.61% compared to 2.75% as of December 31, 2008.  During the third quarter of 2009, the Bank added approximately $34.2 million in loan balances to non-accruing status.  Contributing to the increase in non-accruing balances was the addition of one loan in the approximate amount of $10.7 million.  As mentioned, upon working with the borrower, Management was able to recover the interest reversed during the third quarter and move the loan back to performing status during the month of October 2009.   Please see “Non-Performing Assets” of this Discussion and Analysis for a more complete discussion of the loans the Bank has placed on non-accrual.

•
As of September 30, 2009, the allowance for loan losses totaled approximately $15.9 million, representing 2.24% of total gross loans.  This compares to the $10.4 million or 1.53% of total gross loans reported at December 31, 2008.  Provisions for loan losses during the three and nine month periods ended September 30, 2009 totaled approximately $9.8 million and $14.6 million, respectively.  See also “Provision for Loan Losses” of this Discussion and Analysis for a more complete discussion regarding loan loss provisions.

•
Charge-offs during the three and nine month periods ended September 30, 2009 were approximately $5.0 million and $9.1 million, respectively.  For the three and nine months ended September 30, 2009 net charge-offs to average gross loans were 0.70% and 1.29%, respectively.  When compared to the 0.15% and 0.31% reported for the same periods ended a year earlier, represents increases 55 and 98 basis points, respectively.

•
During the first nine months of 2009, the Bank moved approximately $9.7 million in loan balances to foreclosed status of which approximately $9.6 million was classified as OREO.  During the third quarter of 2009 balances that moved to OREO totaled approximately $1.2 million.  As of September 30, 2009, the balance of OREO was $2.6 million compared to the $1.3 million reported at December 31, 2008.  In spite of the year to date increase in OREO balances, the Bank sold five properties during the third quarter, previously booked at $3.9 million.  Aggregate net losses the Bank incurred related to these sales totaled approximately $0.2 million.  For the first nine months of 2009, the Bank incurred aggregate net losses of approximately $0.3 million related to the sale of OREO properties.  See also “Non Performing Assets” under “Financial Condition” of this Discussion Analysis for additional information related asset quality.

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

 Heritage Oaks Bancorp | - 28 -

Management’s Discussion and Analysis

Dividends and Stock Repurchases

During the first nine month of 2009, the Company paid approximately $424 thousand in dividends on its Senior Preferred Stock issued to the U.S. Treasury under the CPP.  The Company paid dividends of approximately $263 thousand on its Senior Preferred Stock during the third quarter of 2009.  See also Note 9. Preferred Stock, to the consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Senior Preferred Stock.

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

The Company paid no dividends on or made repurchases of its common stock during the three and nine months ended September 30, 2009.

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08	06/30/08	03/31/08	12/31/07

Return on average assets	-2.30%	0.23%	0.54%	-0.63%	0.27%	0.35%	0.91%	1.11%

Return on average equity	-22.54%	2.20%	6.04%	-6.93%	2.94%	3.84%	9.55%	11.65%

Return on average common equity	-30.41%	1.41%	6.19%	-6.93%	2.94%	3.84%	9.55%	11.65%

Average equity to average assets	10.18%	10.68%	8.95%	9.06%	9.16%	9.14%	9.48%	9.49%

Average common equity to average assets	8.06%	8.47%	8.64%	9.06%	9.16%	9.14%	9.48%	9.49%

Net interest margin	4.34%	4.91%	5.03%	5.04%	5.18%	5.28%	5.33%	5.33%

Efficiency ratio*	95.12%	70.02%	66.71%	66.43%	64.40%	66.31%	72.17%	67.26%

Average loans to average deposits	98.20%	103.58%	112.39%	109.95%	111.54%	109.26%	103.64%	96.40%

Net (loss) / income	$(5,242)	$507	$1,102	$(1,254)	$534	$691	$1,675	$1,978

Net (loss) / income available to common shareholders	$(5,594)	$257	$1,091	$(1,254)	$534	$691	$1,675	$1,978

(Loss) / Earnings Per Common Share:
Basic	$(0.73)	$0.03	$0.14	$(0.16)	$0.07	$0.09	$0.22	$0.26
Diluted	$(0.73)	$0.03	$0.14	$(0.16)	$0.07	$0.09	$0.21	$0.25
Outstanding Shares:
Basic	7,699,377	7,696,027	7,689,317	7,660,342	7,709,600	7,705,174	7,694,546	7,682,730
Diluted	7,699,377	7,866,962	7,824,377	7,660,342	7,798,321	7,830,390	7,851,831	7,887,206

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on the sale of investment securities, sale of other real estate owned and sale of SBA loans.

 Heritage Oaks Bancorp | - 29 -

Management’s Discussion and Analysis

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

2009 is proving to be a challenging year not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2009 and economic growth continued to slow, the ability of borrowers to satisfy their obligations to the financial sector has languished.  These among other factors placed severe stress on the U.S. financial system, leading to a crisis of confidence, further downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, our primary market area has historically enjoyed a more stable level of economic activity; however we believe these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 12.2%.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 9.4% and 8.5%, respectively.  Additionally, housing prices have fallen significantly in California and within the Bank’s market area from the highs seen during 2007.  Recent indications show that median home prices within California declined 7.3% from year ago levels and that prices within the Bank’s primary market of San Luis Obispo and Santa Barbara counties have actually increased by 3.9% and 17.2%, respectively from depressed levels seen in 2008.  Even though real estate prices remain well below levels seen in 2007, sales have been relatively strong within the State of California and the Company’s primary market area, climbing over 30% compared to 2008, the majority of which can be attributed to sales of distressed properties.  That said, the lack of oversupply in the Company’s market, desirable climate, close proximity to beaches, lakes and the wine industry, for both San Luis Obispo and Santa Barbara Counties have resulted in lower percentage declines in prices for the local real-estate market, relative to other areas of California and have in part resulted in slight year over year increases in median home prices.

Management acknowledges that as economic conditions continue to wane on state and national levels and as the level of unemployment continues to rise, conditions within our primary market may be negatively impacted above and beyond what the Bank has seen thus far.  Additional job losses and any prolonged decline in economic activity will no doubt impact the borrowers to whom the Bank has extended credit, which may further impact our operating results and financial condition.

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

 Heritage Oaks Bancorp | - 30 -

Management’s Discussion and Analysis

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

Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.

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

 Heritage Oaks Bancorp | - 31 -

Management’s Discussion and Analysis

Securities Available for Sale

In accordance with U.S. GAAP, securities  are classified in three categories and accounted for as follows:  debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.  The fair value of most securities that are designated available for sale are based on quoted market prices.  If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Gains or losses on sales of investment securities are determined on the specific identification method.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of individual securities to their fair value.  The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, Management considers: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Bank to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, current cash flows, credit enhancements, loan-to-values, credit scores, delinquency and default rates.

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

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary and permanent differences between the financial statement carrying amount and the corresponding tax basis of assets and liabilities.  We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and our net income will be reduced.

Results of Operations

Significantly impacting the Company’s operating results for the three and nine month periods ended September 30, 2009 when compared to the same periods ended a year earlier were considerably higher provisions for loan losses.  Provisions for loan losses during the three and nine month periods ended September 30, 2009 totaled approximately $9.8 million and $14.6 million, respectively.  Increases in non-accruing loan balances, loan charge-offs, increases in the balance of loans the Bank classifies as substandard and continued weakness in economic conditions were drivers behind the increased loan loss provisions during 2009.  Please see “Provision for Loan Losses” of this Discussion and Analysis for additional information related to the year over year increases in provision expenses.

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

 Heritage Oaks Bancorp | - 32 -

Management’s Discussion and Analysis

Contributing significantly to an asset sensitive balance sheet is a relatively large volume of non-interest bearing demand deposit accounts which effectively never re-price.  Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and conversely, a reduction in short term interest rates will result in reduced net interest margin.  However, as a result of promotions over the last two years designed to attract lower cost core deposits, the Bank was able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to a more neutral position regarding interest rate sensitivity.  This was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Fed Funds and Prime rates during 2008.

For the three and nine months ended September 30, 2009, the net interest margin was 4.34% and 4.75%, respectively.  This compares to the 5.18% and 5.26% reported for the same periods ended in 2008.  The year over year declines in the net interest margin can be attributed to reductions in the overnight Fed Funds rate, higher average balances of Federal Funds sold resulting from substantial increases in core deposit balances and interest reversals related to the loans placed on non-accrual during 2009.  The resulting decrease in yield on earning assets overall was the driver in regard to margin compression during 2009.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and nine months ended September 30, 2009 and 2008 reflect the impact of dramatically lower interest rates throughout the majority of 2008 as the result of a significantly weakened economy.

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

 Heritage Oaks Bancorp | - 33 -

Management’s Discussion and Analysis

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and nine month periods ended September 30, 2009 and 2008. The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	September 30, 2009			September 30, 2008
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	3.33%	$1	$128	3.11%	$1
Federal funds sold	33,895	0.25%	21	3,342	2.14%	18
Investment securities taxable	75,563	4.66%	888	43,221	5.52%	600
Investment securities non taxable	22,653	4.33%	247	17,125	4.32%	186
Loans (1) (2)	713,810	5.95%	10,703	667,441	6.99%	11,731
Total interest earning assets	846,040	5.56%	11,860	731,257	6.82%	12,536

Allowance for possible loan losses	(11,969)			(8,664)
Other assets	71,976			65,230
Total assets	$906,047			$787,823

Interest Bearing Liabilities:
Interest bearing demand	$67,825	0.92%	$157	$74,042	0.47%	$88
Savings	25,619	0.28%	18	23,272	0.43%	25
Money market	209,634	1.52%	804	175,967	1.75%	773
Time deposits	219,253	2.32%	1,284	144,490	3.06%	1,111
Brokered money market funds	2,826	0.70%	5	-	0.00%	-
Brokered time deposits	23,426	1.46%	86	25,028	3.35%	211
Total interest bearing deposits	548,583	1.70%	2,354	442,799	1.98%	2,208
Federal funds purchased	-	0.00%	-	4,583	2.26%	26
Securities sold under agreement to repurchase	-	0.00%	-	2,327	1.88%	11
Federal Home Loan Bank borrowing	65,000	0.63%	103	89,408	2.59%	582
Junior subordinated debentures	13,403	4.08%	138	13,403	5.46%	184
Total borrowed funds	78,403	1.22%	241	109,721	2.91%	803
Total interest bearing liabilities	626,986	1.64%	2,595	552,520	2.17%	3,011
Non interest bearing demand	178,293			155,582
Total funding	805,279	1.28%	2,595	708,102	1.69%	3,011
Other liabilities	8,490			7,585
Total liabilities	$813,769			$715,687

Stockholders' Equity:
Preferred stock	$19,288			$-
Common stock	48,695			48,456
Additional paid in capital	3,125			882
Retained earnings	23,171			23,401
Valuation allowance investments	(2,001)			(603)
Total stockholders' equity	92,278			72,136
Total liabilities and stockholders' equity	$906,047			$787,823

Net interest income			$9,265			$9,525
Net interest margin (3)		4.34%			5.18%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $229 and $285 for the three months ending September 30, 2009 and 2008, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

 Heritage Oaks Bancorp | - 34 -

Management’s Discussion and Analysis

	For the nine months ending			For the nine months ending
	September 30, 2009			September 30, 2008
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	3.37%	$3	$246	3.80%	$7
Federal funds sold	22,596	0.22%	38	6,855	2.53%	130
Investment securities taxable	59,614	4.66%	2,077	42,656	5.26%	1,681
Investment securities non taxable	19,763	4.34%	641	17,223	4.30%	555
Loans (1) (2)	705,187	6.31%	33,266	649,511	7.31%	35,554
Total interest earning assets	807,279	5.97%	36,025	716,491	7.07%	37,927

Allowance for possible loan losses	(10,909)			(7,120)
Other assets	70,288			65,028
Total assets	$866,658			$774,399

Interest Bearing Liabilities:
Interest bearing demand	$64,524	0.72%	$347	$74,886	0.61%	$343
Savings	23,849	0.21%	38	26,834	0.95%	191
Money market	186,921	1.51%	2,118	189,181	2.03%	2,878
Time deposits	182,771	2.49%	3,400	142,919	3.43%	3,672
Brokered money market funds	25,387	0.72%	137	-	0.00%	-
Brokered time deposits	29,886	1.67%	373	15,849	3.62%	429
Total interest bearing deposits	513,338	1.67%	6,413	449,669	2.23%	7,513
Federal funds purchased	251	1.07%	2	4,079	2.69%	82
Securities sold under agreement to repurchase	870	0.15%	1	2,163	2.35%	38
Federal Home Loan Bank borrowing	80,982	0.81%	492	74,637	2.64%	1,473
Junior subordinated debentures	13,403	4.42%	443	13,403	5.85%	587
Total borrowed funds	95,506	1.31%	938	94,282	3.09%	2,180
Total interest bearing liabilities	608,844	1.61%	7,351	543,951	2.38%	9,693
Non interest bearing demand	162,830			150,890
Total funding	771,674	1.27%	7,351	694,841	1.86%	9,693
Other liabilities	8,650			7,894
Total liabilities	$780,324			$702,735

Stockholders' Equity:
Preferred stock	$13,741			$-
Common stock	48,673			46,269
Additional paid in capital	2,504			806
Retained earnings	23,166			24,739
Valuation allowance investments	(1,750)			(150)
Total stockholders' equity	86,334			71,664
Total liabilities and stockholders' equity	$866,658			$774,399

Net interest income			$28,674			$28,234
Net interest margin (3)		4.75%			5.26%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $711 and $1,008 for the nine months ending September 30, 2009 and 2008, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

 Heritage Oaks Bancorp | - 35 -

Management’s Discussion and Analysis

The table below sets forth changes in average interest earning assets and their respective yields for the three and nine month periods ending September 30, 2009 compared to the same period ended in 2008:

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Time deposits with other banks	$119	$128	$(9)	-7.03%	3.33%	3.11%	0.22%
Federal funds sold	33,895	3,342	30,553	914.21%	0.25%	2.14%	-1.89%
Investment securities taxable	75,563	43,221	32,342	74.83%	4.66%	5.52%	-0.86%
Investment securities non-taxable	22,653	17,125	5,528	32.28%	4.33%	4.32%	0.01%
Loans (1) (2)	713,810	667,441	46,369	6.95%	5.95%	6.99%	-1.04%

Total interest earning assets	$846,040	$731,257	$114,783	15.70%	5.56%	6.82%	-1.26%
(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $229 and $285 for the three months ending September 30, 2009 and 2008, respectively have been included in the interest income computation.

	Average Balance				Average Yield
	for the nine months ending				for the nine months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Time deposits with other banks	$119	$246	$(127)	-51.63%	3.37%	3.80%	-0.43%
Federal funds sold	22,596	6,855	15,741	229.63%	0.22%	2.53%	-2.31%
Investment securities taxable	59,614	42,656	16,958	39.76%	4.66%	5.26%	-0.60%
Investment securities non-taxable	19,763	17,223	2,540	14.75%	4.34%	4.30%	0.04%
Loans (1) (2)	705,187	649,511	55,676	8.57%	6.31%	7.31%	-1.00%

Total interest earning assets	$807,279	$716,491	$90,788	12.67%	5.97%	7.07%	-1.10%
(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $711 and $1,008 for the nine months ending September 30, 2009 and 2008, respectively have been included in the interest income computation.

At September 30, 2009, average interest earning assets were approximately $114.8 million and $90.8 million higher than that reported over the same three and nine month periods ended a year earlier.  Organic loan growth as well as higher balances of Federal Funds sold and investment securities are the primary factors behind the increase.

For the three and nine month periods ended September 30, 2009, the average yield on loans was 5.95% and 6.31%, respectively.  This represents declines of 104 and 100 basis points from the 6.99% and 7.31% reported for the same periods ended a year earlier.  As economic conditions worsened throughout 2008, the FOMC moved to cut the overnight Fed Funds rate by over 400 basis points, which had a direct impact on yields in the loan portfolio.  Further impacting the year over year decline in the yield of the loan portfolio were interest reversals related to loans the Bank placed on non-accrual during 2009.  As previously mentioned, the Bank reversed approximately $0.8 million in interest income related to one loan, which was recovered in October 2009.  The payment received from the borrower of previously reversed interest allowed the Bank to move the loan back to performing status.  However, as a result of the interest reversal during the third quarter of 2009, the yield on earning assets was impacted by approximately 40 and 14 basis points for the three and nine months ended September 30, 2009, respectively.    The decline in the yield of the loan portfolio is the primary factor contributing to the year over year decline in the yield on earning assets.  Additionally, higher average balances of Federal Funds sold, resulting from substantial deposit growth during the first nine months of 2009, placed further pressure on earning asset yields.  During the first nine months of 2009, the Bank made selective purchases of mortgage related securities, in an effort to invest excess liquidity in higher yielding, cash flow generating instruments, in the absence of loan originations, to mitigate declines in the net interest margin.   For the three and nine month periods ended September 30, 2009, the yield on earning assets declined approximately 126 and 110 basis points when compared to the same periods ended a year ago.

 Heritage Oaks Bancorp | - 36 -

Management’s Discussion and Analysis

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three and nine month periods ending September 30, 2009 compared to the same periods ended in 2008:

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Interest bearing demand	$67,825	$74,042	$(6,217)	-8.40%	0.92%	0.47%	0.45%
Savings	25,619	23,272	2,347	10.09%	0.28%	0.43%	-0.15%
Money market	209,634	175,967	33,667	19.13%	1.52%	1.75%	-0.23%
Time deposits	219,253	144,490	74,763	51.74%	2.32%	3.06%	-0.74%
Brokered money market funds	2,826	-	2,826	100.00%	0.70%	0.00%	0.70%
Brokered time deposits	23,426	25,028	(1,602)	-6.40%	1.46%	3.35%	-1.89%
Federal funds purchased	-	4,583	(4,583)	-100.00%	0.00%	2.26%	-2.26%
Securities sold under repurchase agreements	-	2,327	(2,327)	-100.00%	0.00%	1.88%	-1.88%
Federal Home Loan Bank borrowing	65,000	89,408	(24,408)	-27.30%	0.63%	2.59%	-1.96%
Junior subordinated debentures	13,403	13,403	-	0.00%	4.08%	5.46%	-1.38%

Total interest bearing liabilities	$626,986	$552,520	$74,466	13.48%	1.64%	2.17%	-0.53%

	Average Balance				Average Rate
`	for the nine months ending				for the nine months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Interest bearing demand	$64,524	$74,886	$(10,362)	-13.84%	0.72%	0.61%	0.11%
Savings	23,849	26,834	(2,985)	-11.12%	0.21%	0.95%	-0.74%
Money market	186,921	189,181	(2,260)	-1.19%	1.51%	2.03%	-0.52%
Time deposits	182,771	142,919	39,852	27.88%	2.49%	3.43%	-0.94%
Brokered money market funds	25,387	-	25,387	100.00%	0.72%	0.00%	0.72%
Brokered time deposits	29,886	15,849	14,037	88.57%	1.67%	3.62%	-1.95%
Federal funds purchased	251	4,079	(3,828)	-93.85%	1.07%	2.69%	-1.62%
Securities sold under repurchase agreements	870	2,163	(1,293)	-59.78%	0.15%	2.35%	-2.20%
Federal Home Loan Bank borrowing	80,982	74,637	6,345	8.50%	0.81%	2.64%	-1.83%
Junior subordinated debentures	13,403	13,403	-	0.00%	4.42%	5.85%	-1.43%

Total interest bearing liabilities	$608,844	$543,951	$64,893	11.93%	1.61%	2.38%	-0.77%

At September 30, 2009, the balance of interest bearing liabilities was approximately $74.5 million and $64.9 million higher than that reported over the same three and nine month periods ended a year earlier.  Increases in the average balance of interest bearing liabilities for the three and nine months ended September 30, 2009 can be attributed in large part to higher money market and time deposit balances.  The Bank attributes strong year over year deposit growth to several factors including efforts in making its brand top of mind in the Bank’s primary markets.  Growth can also be attributed to the continued focus on providing excellent customer service as well as marketing and promotional activities designed to attract additional core deposits.  The Bank has also managed to attract deposits from some of the larger institutions in its market.

Increases in core deposits have allowed the Bank to pay down $44.0 million in FHLB borrowings and approximately $31.6 million in brokered funds during the first nine months of 2009.  The Bank’s focus on core deposit gathering has also led to a year over year increase in the average balance of non-interest bearing demand deposits, contributing to a decline in the Company’s cost of funds of 41 and 59 basis points for the three and nine month periods ended September 30, 2009, respectively, when compared to the same periods ended a year earlier.

The Bank stayed relatively short with respect to its interest bearing liabilities during 2008 and into the first quarter of 2009.  This proved to be beneficial with respect to the cost of its interest bearing liabilities as the Federal Reserve moved aggressively to lower the overnight Fed Funds rate by over 400 basis points during 2008.  The Bank’s ability to rapidly re-price a significant portion of its interest bearing liabilities in a declining interest rate environment helped to keep funding costs relatively low and reduce the impact of falling rates on the net interest margin.

Heritage Oaks Bancorp | - 37 -

Management’s Discussion and Analysis

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2009 over the same period ended in 2008, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended			For the nine months ended
	September 30, 2009 over 2008			September 30, 2009 over 2008
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Investments with other banks	$-	$-	$-	$(4)	$-	$(4)
Federal funds sold	3	-	3	(152)	60	(92)
Investment securities taxable	363	(75)	288	556	(160)	396
Investment securities non-taxable (2)	92	-	92	123	8	131
Taxable equivalent adjustment (2)	(31)	-	(31)	(42)	(3)	(45)
Loans (1)	898	(1,926)	(1,028)	3,810	(6,098)	(2,288)

Net increase (decrease)	1,325	(2,001)	(676)	4,291	(6,193)	(1,902)

Interest Expense:
Savings, NOW, money market	94	(1)	93	(66)	(843)	(909)
Time deposits	323	(150)	173	(19,856)	19,584	(272)
Brokered funds	(13)	(107)	(120)	(143)	224	81
Other borrowings	(145)	(371)	(516)	74	(1,172)	(1,098)
Long term debt	-	(46)	(46)	-	(144)	(144)

Net increase (decrease)	259	(675)	(416)	(19,991)	17,649	(2,342)

Total net increase (decrease)	$1,066	$(1,326)	$(260)	$24,282	$(23,842)	$440

(1)	Loan fees of $229 and $285 for the three months ending September 30, 2009 and 2008 and $711 and $1,008 for the nine months ending September 30, 2009 and 2008, respectively.
(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below sets forth changes in non-interest income for the three and nine month periods ended September 30, 2009 compared to the same periods ended in 2008:

	For the three months ended
	September 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Service charges on deposit accounts	$750	$878	$(128)	-14.58%
ATM/Debit and credit card transaction/interchange fees	253	232	21	9.05%
Bancard	48	69	(21)	-30.43%
Mortgage origination fees	245	118	127	107.63%
Earnings on bank owned life insurance	124	121	3	2.48%
Other commissions and fees	92	95	(3)	-3.16%
Gain on sale of investment securities	211	-	211	100.00%
Loss on sale of OREO	(200)	-	(200)	100.00%
Gain on sale of SBA loans	70	-	70	100.00%

Total non interest income	$1,593	$1,513	$80	5.29%

 Heritage Oaks Bancorp | - 38 -

Management’s Discussion and Analysis

	For the nine months ended
	September 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Service charges on deposit accounts	$2,214	$2,487	$(273)	-10.98%
ATM/Debit and credit card transaction/interchange fees	723	671	52	7.75%
Bancard	140	183	(43)	-23.50%
Mortgage origination fees	910	367	543	147.96%
Earnings on bank owned life insurance	369	352	17	4.83%
Other commissions and fees	325	611	(286)	-46.81%
Gain on sale of investment securities	333	37	296	800.00%
Loss on sale of OREO	(331)	-	(331)	100.00%
Gain on sale of SBA loans	70	-	70	100.00%

Total non interest income	$4,753	$4,708	$45	0.96%

Non-interest income for the three and nine months ended September 30, 2009 increased approximately $80 thousand or 5.3% and $45 thousand or 1.0%, respectively when compared to the same periods ended in 2008.  Contributing substantially to the year over year increases were significantly higher mortgage origination fee income as well as gains the Bank recognized in connection with the sale of investment securities and SBA loans.  Offsetting these increases were declines in service charge fee income as well as losses the Bank incurred on the sale of OREO properties.  Additionally, the absence of income the Bank recognized in the approximate amount of $0.3 million during the second quarter of 2008 in connection with the Visa, Inc. IPO contributed to the year to date decline within the category of “other commissions and fees.”

During the third quarter of 2009, the Bank sold $11.3 million in investment securities and recognized an aggregate pre-tax gain of approximately $0.2 million.  During the first nine months of 2009, the Bank sold approximately $16.0 million in investment securities and recognized pre-tax gains of approximately $0.3 million.

Non-interest income for the three and nine month periods ended September 30, 2009 was negatively impacted by year over year declines in service charge fee income, primarily the result of a decline in NSF fee income.  Service charges on deposit accounts declined approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2009 when compared to the same periods ended a year earlier.

Contributing significantly to the year over year increases in non-interest income were significant increases in mortgage origination fees.  Income within this category increased approximately $0.1 million or 107.6% and $0.5 million or 148.0% during the three and nine month periods ended September 30, 2009, when compared to the same periods ended a year earlier.  The Bank witnessed a significant increase in the number of home loan re-financings during the first nine months of 2009 when compared to the same period ended a year earlier as a result of a significantly lower rate environment.

As the result of a significant reduction in the number of competitors in mortgage origination within the Bank’s market, the Bank recognized the opportunity to expand the mortgage origination department. More than a year ago, the Bank hired a well seasoned mortgage manager who has been able to expand the Bank’s penetration into the origination market both in San Luis Obispo and Santa Barbara counties.  This strategy has performed well at this point as is exhibited by the revenue generation of the department.

The table below illustrates the change in the number and total dollar volume of mortgage loans originated during the three and nine months ended September 30, 2009 when compared to the same period ended in 2008:

	For the three months ended September 30,
(dollars in thousands)	2009	2008	Variance
Dollar volume	$38,993	$14,710	165.1%

Number of loans	99	35	182.9%

	For the nine months ended September 30,
(dollars in thousands)	2009	2008	Variance
Dollar volume	$127,680	$44,087	189.6%

Number of loans	377	118	219.5%

 Heritage Oaks Bancorp | - 39 -

Management’s Discussion and Analysis

Non-Interest Expenses

The table below sets forth changes in non-interest expenses for the three and nine month periods ended September 30, 2009 compared to the same periods ended in 2008:

	For the three months ended
	September 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Salaries and employee benefits	$3,969	$3,651	$318	8.71%
Occupancy	843	741	102	13.77%
Equipment	365	335	30	8.96%
Promotional	191	199	(8)	-4.02%
Data processing	687	672	15	2.23%
Stationery and supplies	111	99	12	12.12%
Regulatory fees	851	116	735	633.62%
Audit and tax costs	182	114	68	59.65%
Amortization of core deposit intangible	262	215	47	21.86%
Director fees	80	80	-	0.00%
Communications	76	87	(11)	-12.64%
Other	2,634	799	1,835	229.66%

Total non interest expense	$10,251	$7,108	$3,143	44.22%

	For the nine months ended
	September 30,		Variance
(dollars in thousands)	2009	2008	dollar	percentage
Salaries and employee benefits	$11,517	$11,897	$(380)	-3.19%
Occupancy	2,521	2,291	230	10.04%
Equipment	1,066	1,053	13	1.23%
Promotional	517	681	(164)	-24.08%
Data processing	2,049	1,998	51	2.55%
Stationery and supplies	314	323	(9)	-2.79%
Regulatory fees	1,531	340	1,191	350.29%
Audit and tax costs	477	342	135	39.47%
Amortization of core deposit intangible	787	646	141	21.83%
Director fees	243	238	5	2.10%
Communications	199	239	(40)	-16.74%
Other	4,469	2,178	2,291	105.19%

Total non interest expense	$25,690	$22,226	$3,464	15.59%

Salary and Employee Benefits

Salaries and employee related expenses increased approximately $318 thousand during the three months ended September 30, 2009 when compared to that reported in the same period ended a year earlier.  Staff additions during the third quarter in response to the growth of the Bank contributed significantly to the rise within this category.

For the first nine months of 2009, the Bank saw expenses within this category decline approximately $380 thousand when compared to that reported during the same period ended a year ago.  Efficiencies the Bank gained with respect to staffing during the later part of 2008 and early in 2009 contributed to the majority of the year over year decline within this category.

Occupancy Expenses

Year over year increases within this category are primarily attributable to annual increases in rental expense.

Promotion Expenses

Year over year declines within this category are primarily attributable to cost cutting measures Management implemented during the first quarter of 2009.

Heritage Oaks Bancorp | - 40 -

Management’s Discussion and Analysis

Regulatory Fees

For the three and nine months ended September 30, 2009, regulatory fees were approximately $735 thousand and $1.2 million higher than that reported for the same periods ended a year earlier.  During the second quarter of 2009 the Bank took a one-time charge in the approximate amount of $0.4 million related to a special assessment imposed by the FDIC on all insured institutions with the intent to replenish the Deposit Insurance Fund.  The year over year increase within this category for both the three and nine months ended September 30, 2009 can also be attributed to a one-time charge in the approximate amount of $0.5 million to correct for the cumulative effect of an accounting error related to the accrual of FDIC assessments that covered ten reporting periods.  Management determined that the shortage in the accrual was not material to the Company’s financial statements in any one reporting period and as such, processed the correcting entry in the third quarter of 2009.

In addition to the items mentioned above regular quarterly assessment fees imposed by the FDIC have also increased from year ago levels and may increase further throughout the remainder of 2009.

Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First the Company booked a CDI in the approximate amount of $3.8 million.  The balance of this intangible will be amortized over a six year period pursuant to a schedule provided in the initial valuation process.  For the three and nine months ended September 30, 2009 CDI amortization was approximately $47 thousand and $142 thousand higher than that reported for the same periods ended in 2008 of which substantially all can be attributed to the Business First acquisition.

Other Expenses

Expenses within this category increased approximately $1.8 million and $2.3 million during the three and nine months ended September 30, 2009 when compared to the same periods ended a year ago.  The majority of the increase within this category can be attributed to the write-down of a single OREO property during the third quarter of 2009 in the approximate amount of $1.3 million.  This property represents land for commercial development and is located in the Bank’s primary market area.  Total OREO write-downs for the three and nine months ended September 30, 2009 were approximately $1.4 million and $1.5 million, respectively.

The Bank also incurred other expenses related to OREO and other foreclosed collateral.  These expenses totaled approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.

Year over year increases within this category can also be attributed to increased loan department costs related to  expenses incurred for appraisals and collection efforts.  Loan department costs increased approximately $74 thousand and $179 thousand during the three and nine month periods ended September 30, 2009 when compared to the same periods ended a year ago.

Exclusive of one-time expenses mentioned in the preceding paragraphs as well as various expenses the Bank incurred related to OREO and foreclosed collateral, non-interest expense increased approximately $0.8 million or 11.9% and $0.4 million and 2.0% for the three and nine month periods ended September 30, 2009.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2009 the Company recorded an income tax benefit of approximately $3.9 million and $3.2 million, respectively.  This compares to the $0.2 million and $1.6 million in income tax expense the Company recorded for the same periods ended in 2008.  The year over year declines within this category can be attributed in large part to substantial increases in provisions for loan losses throughout 2009 as well as other significant one-time expenses.  Income tax benefits for the three and nine month periods ended September 30, 2009 were 42.7% and 46.8% of the Company’s pre-tax loss for those periods.  The effective tax rate for the same periods ended a year earlier was 26.8% and 35.6%.  The primary reason behind the increase in the Company’s effective tax rate can be attributed in large part to the approximate $0.5 million and $1.2 million in non-taxable income related to holdings of municipal securities, bank owned life insurance, and interest income earned on loans with preferential tax treatment.

 Heritage Oaks Bancorp | - 41 -

Management’s Discussion and Analysis

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

The Bank accounts for problem loans in accordance with accounting guidance provided under U.S. GAAP.  U.S. GAAP provides that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired.  Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor.  The allowance for credit losses related to loans that are identified for evaluation in accordance with accounting guidance under U.S. GAAP is based on discounted cash flows using the loan’s historical effective interest rate stipulated in the loan agreement or the fair value of the collateral for certain collateral dependent loans.  The general portfolio allocation of the allowance consists of assigned reserve percentages based on credit ratings of loans in the portfolio.  The subjective portion is determined based on loan history and the Bank’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairment, as well as changes in the composition of the portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Bank’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses for the three and nine months ended September 30, 2009 is consistent with prior periods.

The Bank’s provision for loan losses was $9.8 million and $14.6 million for the three and nine month periods ended September 30, 2009 compared to provisions of $3.2 million and $6.2 million for the same periods ended a year earlier.  Provisions made to the allowance for loan losses during the third quarter and first nine months of 2009, were approximately $6.6 million and $8.4 million higher than that reported for the same periods ended a year earlier.  As economic conditions throughout the later part of 2008 and into 2009 worsened on national, state and local levels, the Bank moved to increase the allowance as required by monthly analyses it conducts in determining its adequacy to cover potential losses in the loan portfolio.  In addition, during the third quarter the Bank’s independent loan review firm completed its semi-annual loan portfolio examination to augment Management’s internal loan review.  As a result of feedback from this review, in connection with our own effort to identify and reserve for perceived credit risks in the portfolio and due to the continuation of worsening economic conditions, we moved approximately $34.2 million in loan balances to non-accruing status.  This increase in non-accrual loans contributed significantly to the increased provision in the third quarter. The Bank employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Bank typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  During the third quarter of 2009, the Bank further expanded the list of credits it has placed on the watch list in an effort to add additional oversight and to more closely scrutinize certain groups of loans that have experienced deterioration as a result of, among other things, the continued weakened state of local, state and national economic environments.  Management believes the significant economic downturn witnessed during 2008 and that has continued into 2009 has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Bank, resulting in continued watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  At September 30, 2009 the balance of loans the Bank has graded “substandard” totaled approximately $81.6 million, of which approximately $39.4 million were non-accruing. However, as disclosed in Note 10. Subsequent Events, of the consolidated financial statements, total non-accruing loans were reduced by $10.7 million during the month of October 2009.

The Bank also makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 have continued thus far into 2009 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year over year increases in loan loss provisions.

 Heritage Oaks Bancorp | - 42 -

Management’s Discussion and Analysis

Charge-offs in the commercial and industrial, agriculture, construction and land segments of the loan portfolio during the first nine months of 2009 when compared to the same period ended a year earlier increased significantly, mainly attributable to several large write-downs.  These losses in conjunction with an increase in the number and total dollar volume of past due loans within these segments has further contributed to the additional provisions the Bank made to the allowance for loan losses when compared to the year ago periods.  Additionally, non-accruing balances when compared to that reported a year ago, and relative to historical periods remain elevated, also contributing to increased loan loss provisions.  Continued increases in the level of charge-offs, the number and dollar volume of past due, non-accruing and non-performing loans and any further significant downturn in economic conditions may result in further significant provisions to the allowance for loan losses.

Looking forward into the last quarter of 2009, Management anticipates there to be continued weakness in economic conditions on national, state and local levels.  Many economic forecasts suggest further increases in the national unemployment rate, which will undoubtedly place continued pressure on conditions within the Bank’s primary market area.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Bank has extended credit and as a result the Bank may be required to make further significant provisions to the allowance for loan losses during 2009.  That said, Management has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of September 30, 2009, Management believes, based on all current and available information, the allowance for loan losses is adequate to absorb current estimable losses within the loan portfolio.

 Heritage Oaks Bancorp | - 43 -

Management’s Discussion and Analysis

Financial Condition

At September 30, 2009, total assets were $926.8 million.  This when compared to the $805.6 million reported at December 31, 2008, represents an increase of approximately $121.2 million or 15.1%.  Increases in investment securities, Federal Funds sold, and net loan balances were primary factors behind the year to date increase in total assets.  An increase of $39.1 million in the balance of Federal Funds sold is attributable to the dramatic increases the Bank saw in deposit balances during the first nine months of 2009.  Net increases in the investment portfolio of approximately $52.1 million are the result of purchases the Bank made during 2009 to take advantage of increased credit spreads on investment securities and to invest excess liquidity in higher yielding cash flow producing instruments in the absence of loan funding.  During the first nine months of 2009, net loan balances grew approximately $24.3 million, contributing to overall growth in total assets.

At September 30, 2009, total deposits were approximately $753.5 million or approximately $150.0 million higher than the $603.5 million reported at December 31, 2008.  Increases in non-interest bearing demand, money market and retail time deposits contributed to the year to date increase in deposits.  Deposit growth during the first nine months of 2009 allowed the Bank to pay down brokered funds as well as borrowings with the FHLB.  Net of the pay down in brokered funds, total deposits grew approximately $181.6 million from that reported at December 31, 2008.  During the first nine months of 2009, FHLB borrowings declined $44.0 million.  See also “Deposits and Borrowed Funds” of this Discussion and Analysis for additional information related to the changes in deposit balances and wholesale borrowings.

Loans

At September 30, 2009 total gross loan balances were $709.9 million.  This represents an increase of approximately $29.8 million or 4.4% from the $680.1 million reported at December 31, 2008.  Higher commercial real estate and commercial loan balances contributed to the majority of the year to date increase in the portfolio.  These loans were made to borrowers within the Bank’s primary market area and to borrowers within the industries of professional, commercial and hospitality.

The following table provides a summary of year to date variances in the loan portfolio as of September 30, 2009:

	September 30,	December 31,	Variance
(dollars in thousands)	2009	2008	dollar	percentage
Real Estate Secured
Multi-family residential	$17,323	$16,206	$1,117	6.89%
Residential 1 to 4 family	24,580	23,910	670	2.80%
Home equity line of credit	29,189	26,409	2,780	10.52%
Commercial	317,811	285,631	32,180	11.27%
Farmland	9,842	10,723	(881)	-8.22%
Commercial
Commercial and industrial	166,618	157,674	8,944	5.67%
Agriculture	14,819	13,744	1,075	7.83%
Other	368	620	(252)	-40.57%
Construction
Single family residential	14,669	11,414	3,255	28.52%
Single family residential - Spec.	5,757	15,395	(9,638)	-62.60%
Tract	2,215	2,431	(216)	-8.88%
Multi-family	5,575	5,808	(233)	-4.02%
Hospitality	14,252	18,630	(4,378)	-23.50%
Commercial	22,997	21,484	1,513	7.04%
Land	54,619	61,681	(7,062)	-11.45%
Installment loans to individuals	8,863	7,851	1,012	12.89%
All other loans (including overdrafts)	370	536	(166)	-31.03%

Total loans, gross	709,867	680,147	29,720	4.37%

Deferred loan fees	1,635	1,701	(66)	-3.87%
Reserve for possible loan losses	15,873	10,412	5,461	52.45%

Total loans, net	$692,359	$668,034	$24,325	3.64%

Loans held for sale	$7,778	$7,939	$(161)	-2.03%

 Heritage Oaks Bancorp | - 44 -

Management’s Discussion and Analysis

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Bank’s loan portfolio as of September 30, 2009:

	September 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Retail	$44,831	$3,041	$47,872	11.2%	55.0%	62	$5,000
Professional	81,786	328	82,114	19.3%	94.3%	104	9,000
Hospitality	71,562	115	71,677	16.8%	82.3%	40	10,981
Multi-family	17,323	-	17,323	4.1%	19.9%	20	4,066
Home equity lines of credit	29,189	20,146	49,335	11.6%	56.7%	317	1,680
Residential 1 to 4 family	24,580	569	25,149	5.9%	28.9%	70	3,000
Farmland	9,842	1,316	11,158	2.6%	12.8%	23	1,937
Healthcare / medical	15,963	-	15,963	3.7%	18.3%	31	2,155
Restaurants / food establishments	7,381	-	7,381	1.7%	8.5%	14	2,541
Commercial	79,230	1,742	80,972	19.0%	93.0%	114	4,714
Other	17,058	-	17,058	4.1%	19.6%	29	2,100

Total real estate secured	$398,745	$27,257	$426,002	100.0%	489.3%	824	$47,174

As of September 30, 2009, real estate secured balances represented approximately $398.7 million of total gross loans.  This when compared to the $362.9 million reported at December 31, 2008, represents an increase of approximately $35.8 million or 9.9%.  The primary factor behind the year to date increase can be attributed to higher commercial real estate balances.  Year to date increases within this category can be attributed to the completion of several large construction projects and their subsequent reclassification from construction to commercial real estate.  The aggregate balance of these large loans was approximately $14.9 million at September 30, 2009.  During the third quarter of 2009 the Bank funded one $9.0 million credit for the purpose of purchasing professional office space, occupied by three national tenants.  This credit was originated with a loan to value of 50% and a debt coverage ratio of 2.4 times. During the first nine months of the year the Bank also made several new loans in excess of $1.0 million.  The aggregate balance of these loans was approximately $22.6 million as of September 30, 2009.  These new loans were made to borrowers in the industries of professional, commercial and hospitality.  The Bank also had several large payoffs and pay downs in excess of $0.5 million during the first nine months of the year, totaling approximately $5.6 million.

Loans classified as multi-family residential also contributed to the year to date increase within the real estate secured portfolio.  Contributing substantially to the year to date increase was the funding of one loan in the aggregate amount of $2.3 million.  This loan was made for a government subsidized low income housing project  within the Bank’s primary market.  Notable pay downs within this category include the pay down of one loan in the aggregate amount of $1.5 million.

HELOC disbursements also contributed to the year to date increase within the real estate secured portfolio, rising approximately $2.8 million from the $26.4 million reported at December 31, 2008.

At September 30, 2009, real estate secured commitments represented approximately 489.3% of the Bank’s total risk based capital.  This when compared to the 510.7% reported at December 31, 2008, represents a decline of 21.4 percentage points.  The additional capital obtained under the U.S. Treasury’s CPP is the primary factor behind the year to date decline.  While the real estate secured portfolio in aggregate represents a concentration, no single category within this segment of the portfolio is considered a concentration as of September 30, 2009.

At September 30, 2009, approximately $162.4 million or 40.7% of the real estate secured segment of the loan portfolio was considered owner occupied.

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

In September 2004, the Bank issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million.  The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility.  The project is 100% complete and substantially leased.  The letter of credit was renewed in July 2009 and will expire in September 2010.

 Heritage Oaks Bancorp | - 45 -

Management’s Discussion and Analysis

Commercial

The following table provides a break-down of the commercial and industrial segment of the Bank’s commercial loan portfolio as of September 30, 2009:

	September 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Agriculture	$3,060	$3,550	$6,610	2.7%	7.6%	29	$2,000
Oil / Gas and Utilities	2,110	1,091	3,201	1.3%	3.7%	10	1,200
Construction	19,425	15,278	34,703	13.9%	39.9%	171	2,750
Manufacturing	10,520	8,960	19,480	7.8%	22.4%	101	1,675
Wholesale and Retail	15,441	6,447	21,888	8.8%	25.1%	126	1,250
Transportation and Warehousing	2,710	716	3,426	1.4%	3.9%	34	596
Media & Information Services	10,153	1,724	11,877	4.8%	13.6%	28	8,000
Financial Services	18,626	2,825	21,451	8.6%	24.6%	50	6,000
Real-Estate / Rental and Leasing	16,237	9,369	25,606	10.3%	29.4%	89	3,500
Professional Services	18,990	8,510	27,500	11.0%	31.6%	150	1,994
Healthcare / Medical & Social Services	19,232	20,434	39,666	15.9%	45.6%	119	11,355
Restaurants and Hospitality	22,943	2,966	25,909	10.4%	29.8%	116	6,000
All Other	7,171	502	7,673	3.1%	8.8%	56	2,062

Commercial and industrial	$166,618	$82,372	$248,990	100.0%	286.0%	1,079	$48,382

At September 30, 2009, commercial and industrial loans represented approximately $166.6 million of total gross loan balances.  This when compared to the $157.7 million reported at December 31, 2008, represents an increase of approximately $8.9 million or 5.6%.  Increases in the commercial and industrial and agriculture categories were the primary factors behind the year to date increase.

During the first nine months of the year the Bank made several new loans as well as notable disbursements in amounts in excess of $1.0 million, totaling approximately $15.6 million.  These new loans and disbursements were made to borrowers in the following industries: healthcare / medical, wholesale and retail, real estate / rental and leasing, oil / gas and utilities, and restaurants and hospitality.

Although the commercial and industrial category as a whole does represent a concentration at 286.0% of the Bank’s total risk based capital, there was no one particular industry to which the Bank has extended credit within the commercial and industrial category that represented a concentration as of September 30, 2009. At September 30, 2009, commercial and industrial commitments as a percent of the Bank’s total risk based capital were approximately 286.0% or 38.0 percentage points lower than the 324.0% reported at December 31, 2008.  The additional capital obtained under the U.S. Treasury’s CPP is the primary factor behind the year to date decline.

At September 30, 2009 agriculture balances totaled approximately $14.8 million, which represents an approximate $1.1 million increase when compared to the $13.7 million reported at December 31, 2008.  The year to date increase within this category can be attributed to two new loans funded during the third quarter of 2009 totaling approximately $2.7 million.

 Heritage Oaks Bancorp | - 46 -

Management’s Discussion and Analysis

Construction

The following table provides a break-down of the construction segment of the Bank’s loan portfolio as of September 30, 2009:

	September 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$14,669	$8,067	$22,736	25.6%	26.1%	29	$4,600
Single family residential - Spec.	5,757	545	6,302	7.1%	7.2%	9	2,346
Tract	2,215	-	2,215	2.5%	2.5%	10	532
Multi-family	5,575	1,909	7,484	8.4%	8.6%	4	3,584
Commercial	22,997	12,690	35,687	40.2%	41.0%	27	6,100
Hospitality	14,252	59	14,311	16.2%	16.4%	3	7,359

Total construction	$65,465	$23,270	$88,735	100.0%	101.8%	82	$24,521

At September 30, 2009, construction balances represented approximately $65.5 million or 9.2% of total gross loan balances.  This when compared to the $75.2 million reported at December 31, 2008, represents a decline of approximately $9.7 million or 12.9%.

As previously stated the primary factor behind the year to date decline can be attributed to construction loans moving into amortizing loans under the commercial real estate category as well as a general decline in demand for loans of this type in the current economic environment.

Year to date declines in the category of single family residential – spec can be attributed in large part to the charge off of several loans and their subsequent movement into OREO status.  For the first nine months of 2009 the Bank charged-off approximately $2.1 million in such balances and moved approximately $5.5 million to OREO status.

Declines in the category of hospitality is attributed in large part to balances moving to commercial real estate upon completion of underlying projects as well as pay downs.

At September 30, 2009 total construction commitments represented approximately 101.8% of the Bank’s total risk based capital.  This when compared to the 135.9% reported at December 31, 2008, represents a decline of approximately 34.1 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP contributed substantially to the year to date decline.  Approximately $26.7 million or 40.9% of the Bank’s construction portfolio was considered owner occupied as of September 30, 2009.

Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

Land

The following table provides a break-down of the land segment of the Bank’s loan portfolio as of September 30, 2009:

	September 30, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$6,120	$41	$6,161	10.8%	7.1%	25	$1,200
Single family residential - Spec.	2,054	-	2,054	3.6%	2.4%	8	618
Tract	30,538	1,096	31,634	55.7%	36.3%	12	12,208
Multi-family	1,512	-	1,512	2.7%	1.7%	3	675
Commercial	10,314	1,019	11,333	20.0%	13.0%	19	1,500
Hospitality	4,081	-	4,081	7.2%	4.7%	4	2,340

Total land	$54,619	$2,156	$56,775	100.0%	65.2%	71	$18,541
At September 30, 2009, land balances represented approximately $54.6 million or 7.7% of total gross loan balances.  When compared to the $61.7 million reported at December 31, 2008, land balances declined approximately $7.1 million.  The year to date decline can be attributed to the pay down / payoff of several loans in the aggregate amount of $4.6 million.  Additionally, during the first nine months of the year the Bank charged-off $2.8 million and  moved approximately $2.3 million in land balances to OREO, contributing to the year to date decline.

 Heritage Oaks Bancorp | - 47 -

Management’s Discussion and Analysis

New loans within this category include five loans to five borrowers in the aggregate amount of $1.7 million.  The majority of these loans are classified as land – commercial and land – single family residential as of September 30, 2009 and were made to borrowers within the Bank’s primary market area.

The single largest loan within this category is for a residential tract development and carries a balance of approximately $10.7 million at September 30, 2009.    This project, while located in Kern County of the California Central Valley is for a client within the Bank’s primary market area. The project was funded in the first quarter of 2008 and had an approximate loan to value of 50.0%, based on an appraisal conducted at the time.  During the ground grading process as the property was being developed, the client discovered that there was considerable value in the rock and as a result has begun to develop a rock quarry operation on part of the development site. The Bank is in the process of valuing both the development and quarry operations separately to create separate purpose financing.  During the third quarter of 2009, the Bank placed this loan on non-accrual status resulting from an issue related to the treatment of an interest reserve.  As a result, the Bank reversed approximately $0.8 million in interest income related to this loan in the third quarter.  Upon working with the borrower, Management was able to collect all the reversed interest and subsequently returned the loan to accruing status during the month of October 2009.  The Bank will recognize the $0.8 million interest payment in the fourth quarter of 2009.

At September 30, 2009 total land commitments represented 65.2% of the Bank’s total risk based capital.  When compared to the 85.2% reported at December 31, 2008, this represents a decline of approximately 20.0 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP contributed substantially to the year to date decline.

At September 30, 2009 approximately $7.1 million or 13.1% of total land balances were considered owner occupied.

Installment

At September 30, 2009, the installment loan balances were approximately $8.9 million.  This, when compared to the $7.9 million reported at December 31, 2008, represents an increase of approximately $1.0 million.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.  At September 30, 2009 mortgage correspondent loans (loans held for sale) totaled approximately $7.8 million.  This when compared to the $7.9 million reported at December 31, 2008, represents an increase of approximately $0.1 million.  The dramatic year over year decline in interest rates has lead to significantly higher mortgage re-financing volumes, which combined with the Bank’s expansion of its mortgage origination department to further the Bank’s penetration its market, have contributed substantially to the year to date increase within this category.

Foreign Loans

At September 30, 2009 the Bank had no foreign loans outstanding.

Summary of Market Condition

Prices of single family homes have fallen significantly from market highs seen in 2007 in California as a whole.  Along with other segments in the real estate sector, commercial real estate prices in the Company’s market area experienced pressure during 2009 and the Company has begun to see increases in vacancy rates in certain retail, industrial and office segments.  The most recent data available to the Company shows vacancy rates within retail, industrial and office segments to be approximately 3.0%, 5.4% and 6.1%, respectively as of the third quarter of 2008.  When compared to levels in the year ago period, this represents respective increases of approximately 160, 310 and 260 basis points.  The Company realizes that any prolonged and significant downturn in the national and local economies may further impact the values of commercial real estate within its market footprint as well as the borrowers to whom the Bank has extended such credit and as such vacancy rates may increase in future periods.  As such, Management continues to closely monitor the credits within this segment of the loan portfolio for potential signs of deterioration.  Additionally, the Bank is aware that as economic conditions worsen and levels of unemployment continue to rise, borrowers to whom the Bank has extended commercial lines of credit may come under additional pressure to satisfy their outstanding obligations.  That said, the Bank continues to employ stringent lending standards and remains very selective with regard to any additional commercial real estate, real estate construction, land and commercial loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment.

 Heritage Oaks Bancorp | -48 -

Management’s Discussion and Analysis

Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we are not completely immune to the effects of a slowdown on a state or national level.  As previously mentioned, with the effects of a weakened economy placing more pressure on borrowers, the ability of consumers to satisfy outstanding obligations to the financial sector, as a whole, has begun to languish.  We believe that within certain areas of our local economy these more macro level concerns have started to become more evident.  This has had an impact on the level of and type of loans the Bank has placed on non-accrual and charged-off during 2008 and into 2009.  Additionally, the Company has devoted considerable resources to the monitoring of credits within the loan portfolio in order to take any appropriate steps when and if necessary to mitigate any material adverse impact the effects of weakened economic conditions may have on the Bank overall.

As of September 30, 2009, substantially all loans the Bank originated within the major categories of commercial real estate, construction, land, and commercial and industrial were made to borrowers within our current market footprint.

Allowance for Loan Losses

At September 30, 2009 the allowance for loan losses was approximately $15.9 million compared to the $10.4 million reported at December 31, 2008.  During the three and nine months ended September 30, 2009, the Bank made provisions to the allowance for loan losses in the amounts of $9.8 million and $14.6 million, respectively.  Loans charged-off during the three and nine months ended September 30, 2009 totaled approximately $5.0 million and $9.1 million, respectively.  For the three and nine months ended September 30, 2009, net charge-off to average loans was 0.70% and 1.29%, respectively.  At September 30, 2009 the allowance for loan losses represented 2.24% of total gross loans compared to the 1.53% reported at December 31, 2008.  Management believes that as of September 30, 2009, the allowance for loan losses was sufficient to cover current estimable losses in the Bank’s loan portfolio.

The Bank maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance is comprised of three components: specific credit allocation, general portfolio allocation, and subjectively determined allocation.  The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances.

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified at each reporting period as impaired.  Once the amount of impairment on specific impaired loans has been determined, the Bank typically establishes a corresponding valuation allowance for such loans.  For purposes of determining the general portfolio allocation of the allowance, the loan portfolio is segmented into several pools of loans, exclusive of balances individually evaluated for impairment, similar to the stratification presented in Note 3. Loans and the Allowance for Loan Losses of the consolidated financial statements.  The loan portfolio is then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Loss rates are then applied to each segment of the loan portfolio according to loan grade to determine the amount of the general portfolio allocation.  Loss rates applied are determined through an analysis of historical loss rates for each segment of the loan portfolio.  Finally, the subjectively determined allocation of the allowance is determined by estimates the Bank makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Certain of these factors include: local, state and national economic and business conditions, trends in the credit quality of the loan portfolio, existence and the effects of concentrations, the nature and volume of the loan portfolio, the quality of loan review as well as any other factor determined by Management to possibly have an impact on the credit quality of the loan portfolio.

Management periodically monitors loans in the portfolio to identify certain credits that may be impaired and/or experiencing deterioration and as such, makes appropriate changes in the level of the allowance when necessary.  Management employs the use of, among other things, a watch list, loan grading system, feedback provided by internal loan staff regarding specific credits, findings and analyses provided from the Bank’s semi-annual independent loan review function and information provided from examinations by regulatory agencies to manage credit risk and address any necessary changes in the required level of the allowance for loan losses in a timely manner.

 Heritage Oaks Bancorp | - 49 -

Management’s Discussion and Analysis

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date.  In determining an appropriate level for the allowance, Management takes into consideration known relevant internal and external factors that may affect collectability of specific credits as well as certain pools of loans.  The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment.  While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Continued weakness in economic conditions and any other factor that may adversely affect credit quality, may result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods.

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

In regard to updated collateral valuations, once a loan is identified with sufficient weakness to merit a downgrade to substandard status, an appraisal of the underlying collateral is performed and if warranted, a valuation allowance for such loan is established. For loans on non-accrual, in addition to the action taken on downgraded credits noted in the previous sentence, an analysis of the value of the underlying collateral is performed at least quarterly.

Management acknowledges that due to continued stress and downturn in the economy and real estate markets, the internal watch list has expanded over the last twelve months.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Bank believes these actions will serve to potentially minimize any future losses the Bank may incur related to problem loans, we cannot guarantee that the Bank will not experience an increase in non-performing loans.

As evidenced in the table below summarizing the Bank’s non-performing assets, the current economic downturn has had a significant impact in regard to loans related to land, construction and single family residential speculative construction. There also appears to be some increasing pressure on commercial real estate loans, however, the Bank has not experienced significant migration from performing to non-performing within this category as of this time.

 Heritage Oaks Bancorp | - 50 -

Management’s Discussion and Analysis

The following table provides a summary of non-accruing loans as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008

Loans delinquent 90 days or more and still accruing	$445	$348

Non-Accruing Loans:
Commercial real estate	5,747	1,961
Residential 1-4 family	1,272	265
Home equity lines of credit	320	320
Commercial	5,958	7,060
Agriculture	3,214	-
Construction	3,838	5,990
Land	18,993	2,720
Installment	51	11

Total non-accruing loans	$39,393	$18,327

Other real estate owned	$2,607	$1,337

Total non-performing assets	$42,445	$20,012

Ratio of allowance for credit losses to total gross loans	2.24%	1.53%
Ratio of allowance for credit losses to total non-performing loans	39.84%	55.75%
Ratio of non-performing loans to total gross loans	5.61%	2.75%
Ratio of non-performing assets to total assets	4.58%	2.48%

At September 30, 2009 the balance of non-accruing loans was approximately $39.4 million or $21.1 million higher than the $18.3 million reported at December 31, 2008.  Notable changes in the balance of non-accruing loans occurred within the categories of commercial real estate, residential 1-4 family, commercial and industrial, construction and land.  The significant increase in non-accruing land balances can be attributed to the previously disclosed $10.7 million loan that was returned to accrual status during October 2009.  Increases within the non-accruing land category can also be attributed to five loans to three borrowers.

As indicated in the table below, the Bank received payments on non-accruing loans of approximately $2.0 million during the first nine months of 2009, which can be attributed in part to work-outs with borrowers as well as funds the Bank received from the sale collateral securing such loans.  Charge-offs during the first nine months of the year totaled approximately $9.1 million, the majority of which occurred in the categories of commercial and industrial, construction and land.   Balances moved to foreclosed collateral during the first nine months of 2009 totaled approximately $9.7 million, the majority of which occurred in the construction segment of the portfolio.  Partially offsetting the increase in non-accruing balances were two loans totaling approximately $1.3 million that the Bank returned to accruing status after working with the respective borrowers.

Non-performing assets totaled approximately $42.4 million at September 30, 2009, approximately $22.4 million higher than that reported at December 31, 2008.

 Heritage Oaks Bancorp | - 51 -

Management’s Discussion and Analysis

The following table reconciles the change in non accruing balances for the nine months ended September 30, 2009:

	Balance	Additions to				Transfers	Balance
	December 31,	Non-Accruing	Net		Returns to	to Foreclosed	September 30,
(dollars in thousands)	2008	Balances	Paydowns	Charge-offs	Accrual	Collateral	2009
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	265	1,330	(19)	(304)	-	-	1,272
Home equity line of credit	320	-	-	-	-	-	320
Commercial	1,961	4,477	(615)	(41)	-	(35)	5,747
Farmland	-	-	-	-	-	-	-
Commercial
Commercial and industrial	7,060	2,758	(376)	(1,728)	(14)	(1,742)	5,958
Agriculture	-	5,307	(184)	(1,909)	-	-	3,214
Other	-	-	-	-	-	-	-
Construction
Single family residential	-	1,465	(380)	(145)	-	-	940
Single family residential - Spec.	5,990	3,557	-	(2,073)	(1,250)	(5,541)	683
Tract	-	2,215	-	-	-	-	2,215
Multi-family	-	-	-	-	-	-	-
Hospitality	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Land	2,720	21,715	(373)	(2,792)	-	(2,277)	18,993
Installment loans to individuals	11	272	(6)	(143)	-	(83)	51
All other loans	-	-	-	-	-	-	-

Totals	$18,327	$43,096	$(1,953)	$(9,135)	$(1,264)	$(9,678)	$39,393

The following provides additional information regarding non-accruing loans and OREO balances as of September 30, 2009:

Real Estate Secured Commercial

Comprising a considerable portion of balances within this category are seven loans to four borrowers in the aggregate amount of $4.4 million.  These loans represented 76.9% of total non-accruing CRE balances and 11.2% of total non-accruing loans as of September 30, 2009.  These loans are well secured and the Bank is working with the respective borrowers where possible to liquidate the collateral.  During the first nine months of 2009, the Bank received proceeds in the amount of $0.5 million from the sale of collateral securing one loan as well as approximately $0.1 million in principal pay downs on several other credits.

Commercial and Industrial

The majority of C&I balances can be attributed to one loan with a current book balance of approximately $3.6 million, comprising 61.1% of total non-accruing C&I balances and 9.2% of total non-accruing balances as of September 30, 2009.  This loan is secured by property in the Bank’s primary market area that has a current appraisal received October 13, 2009 that supports the amount carried on the balance sheet.  Other significant balances within this category include two loans to two borrowers, totaling approximately $0.9 million, representing 15.7% of total C&I non-accruing balances.  The Bank also moved two loans to one borrower in the aggregate amount of $1.7 million to OREO status during the second quarter of 2009.  These loans are secured by land for commercial development within the Bank’s primary market.  During the third quarter of 2009, the Bank received an updated appraisal on this property and as a result wrote it down by approximately $1.3 million.  Of the $1.7 million in charge-offs occurring within this segment during 2009, approximately $1.0 million can be attributed to three loans, while $0.7 million can be attributed to several smaller loans added to non-accruing status during the first nine months of the year and subsequently charged-off.

Agriculture

The majority of non-accruing agriculture balances can be attributed to one loan in the approximate amount of $2.8 million.  During the third quarter of 2009, the Bank charged-off approximately $1.7 million related to this one loan.  This loan is collateralized by various inventory and business assets.  The Bank has begun the process to take possession of and liquidate the underlying collateral.  The loan was made to a borrower within the Bank’s primary market area.

 Heritage Oaks Bancorp | - 52 -

Management’s Discussion and Analysis

Construction

A significant portion of non-accruing balances within this segment of the loan portfolio can be attributed in large part to eight tract loans to one borrower totaling approximately $1.3 million or approximately 34.1% of total non-accruing construction balances.  All eight loans have approved purchase contracts in place and have been sold under a state assisted low income housing program and are expected to close in the fourth quarter of 2009.  Other significant non-accruing balances within this segment of the loan portfolio include three loans to one borrower, totaling approximately $1.5 million or 40.4% of total non-accruing construction balances.  These loans are secured by properties within the Bank’s primary market area.  The Bank is currently working with the borrower to liquidate the collateral.  During the first nine months of 2009, the Bank charged off approximately $2.2 million in construction balances, the majority of which can be attributed to balances the Bank subsequently moved to OREO status and later sold.

Land

The majority of balances within this category can be attributed to six loans to four borrowers totaling approximately $17.9 million.  These loans represented 94.4% of total non-accruing land balances and 45.5% of all non-accruing balances.  As previously mentioned, the majority of non-accruing balances within this category can be attributed to one loan to one borrower in the amount of $10.7 million that was placed on non-accrual in the third quarter, but was returned to accruing status following a payment the Bank received from the borrower of $0.8 million in October 2009.  This loan was placed on non-accrual during the third quarter related to the treatment of an interest reserve.

Contributing further to the year to date increase within this category were five additional loans the Bank placed on non-accruing status.  The majority of these loans can be attributed to two loans to one borrower totaling approximately $4.9 million.  Placing these loans on non-accrual status was the result of additional information obtained regarding the borrower’s financial condition and Management’s evaluation of the independent review performed on these credits.  During the third quarter of 2009, the Bank charged-off approximately $0.7 million related to this particular relationship.  Additionally, as the result of receiving new appraisals on property securing two other loans within this category, the Bank charged-off approximately $0.6 million related to one relationship during the third quarter of 2009.

Management is in the process of obtaining updated appraisal information for the collateral securing the remaining loans and is working with the borrowers to bring about resolution.  A significant portion of the charge-offs that occurred in the third quarter of 2009 within this segment of the loan portfolio can be attributed to the write-downs mentioned in the preceding paragraph.  Additionally, approximately $0.8 million in land charge-offs can be attributed to the write-down of one loan which the Bank subsequently moved to OREO and later sold late in the third quarter of 2009.

At September 30, 2009, all non-accruing balances were carried at their current fair values.

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of September 30, 2009:

For the nine months ended
(dollars in thousands)	September 30, 2009
Balance December 31, 2008	$1,337
Additions	9,595
Dispositions	(6,876)
Write-downs	(1,449)

Balance September 30, 2009	$2,607

As of September 30, 2009, the balance of OREO was approximately $2.6 million, an increase of approximately $1.3 million from that reported at December 31, 2008 and down approximately $4.1 million from that reported at June 30, 2009.  During the first nine months of 2009, the Bank sold nine properties, resulting in a reduction in the balance of OREO of approximately $6.9 million, as represented in the table above.  During the third quarter of 2009, the Bank sold five properties, previously booked at approximately $3.9 million.  In connection with these sales, the Bank recognized aggregate losses of approximately $0.2 million.  For the first nine month of 2009 losses on the sale of OREO properties totaled approximately $0.3 million.

 Heritage Oaks Bancorp | - 53 -

Management’s Discussion and Analysis

Total Cash and Cash Equivalents

Total cash and cash equivalents were $63.9 million and $24.6 million at September 30, 2009 and December 31, 2008, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  Additionally, increased deposit balances are reflected in higher balances of Federal Funds sold.

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

The table below summarizes the year to date change in the balances of other earning assets as of September 30, 2009:

	September 30,	December 31,	Variance
(dollars in thousands)	2009	2008	dollar	percentage
Federal Home Loan Bank stock	$5,828	$5,123	$705	13.76%
Available for sale securities	102,871	50,762	52,109	102.65%
Federal funds sold	45,740	6,650	39,090	587.82%
Interest bearing deposits other financial institutions	119	119	-	0.00%

Total other earning assets	$154,558	$62,654	$91,904	146.68%

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on among other things the current liquidity needs of the Bank.  At September 30, 2009, the Bank held approximately $5.8 million in FHLB stock, an increase of approximately $0.7 million from that reported at December 31, 2008.

Available for Sale Investment Securities

At September 30, 2009 the balance of available for sale investment securities was approximately $102.9 million, $52.1 million or 102.7% higher than that reported at December 31, 2008.  The change in the balance of the portfolio can be attributed in large part to purchases the Bank made during the first nine months of the year in the aggregate amount $76.6 million, sales, calls and maturities of securities in the aggregate amount of $17.2 million and principal pay downs totaling approximately $8.4 million.

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

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At September 30, 2009 the securities portfolio had a net unrealized loss of approximately $1.0 million and $0.6 million, net of tax.  This represents a decline in the net unrealized loss position of approximately $0.8 million and $0.5 million, net of tax, when compared to that reported at December 31, 2008.  The year to date increase in the fair value of the securities portfolio can be attributed to, among other things, more rational pricing of mortgage related securities as well as increases in the values of certain purchases the Bank made during the first and second quarters of 2009.

 Heritage Oaks Bancorp | - 54 -

Management’s Discussion and Analysis

At September 30, 2009, the Bank owned twelve Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a principal balance of approximately $23.4 million.   PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase. Due to the severe and prolonged downturn in the economy the PMBS bonds along with all asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Bank owns with the exception of one Mezzanine bond (subordinate).  At September 30, 2009, six bonds in the approximate amount of $14.7 million, have been reassessed by one or more of the rating agencies (the Bank must use the most recent and lowest rating when there are discrepancies between the agencies) and subsequently downgraded below investment grade.  All six of these bonds are in Senior or Super Senior Tranche positions of their respective deals, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support. The more credit support or enhancement, the more protection is provided from possible losses on non-performing collateral and the credit enhancement has actually increased from the original amount through September 30, 2009 on all but one bond.  As the Bank receives cash flow on its senior position and principle is reduced quicker than default losses are applied to the subordinate positions, the credit enhancement percentage grows.

The Bank continues to perform extensive analyses on the PMBS bonds in the portfolio. These investment securities, including the six downgraded bonds mentioned above, continue to demonstrate cash flows as expected, based on pre-purchase analyses, and the credit support component of these tranches has actually increased from the origination date.  As of September 30, 2009, Management does not believe that there is other than temporary impairment and as such has made no entry for impairment.

During the third and fourth quarters of 2008, the credit markets came under significant duress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Bank’s portfolio was not completely immune to this.  Although the majority of  all of the Bank’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market, the inability of many consumers to meet their mortgage related obligations, and the strong need for liquidity have, among other things, been influential in placing pressure on the prices of these types of securities.

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

Heritage Oaks Bancorp | - 55 -

Management’s Discussion and Analysis

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of September 30, 2009:

					Variance Exclusive of
	September 30,	December 31,	Variance		Volatile Balances
(dollars in thousands)	2009	2008	dollar	percentage	dollar	percentage
Non-interest bearing demand	$181,670	$147,044	$34,626	23.55%	$17,322	11.78%
Interest bearing demand	70,092	72,952	(2,860)	-3.92%	15,712	21.54%
Savings	26,088	21,835	4,253	19.48%	4,253	19.48%
Money market	231,005	173,199	57,806	33.38%	71,363	41.20%
Time deposits	227,670	139,872	87,798	62.77%	87,798	62.77%

Total retail deposits	736,525	554,902	181,623	32.73%	196,448	35.40%

Brokered time deposits	15,003	20,117	(5,114)	-25.42%	(5,114)	-25.42%
Brokered money market funds	2,001	28,502	(26,501)	-92.98%	(26,501)	-92.98%

Total brokered deposits	17,004	48,619	(31,615)	-65.03%	(31,615)	-65.03%

Total deposits	$753,529	$603,521	$150,008	24.86%	$164,833	27.31%

Deposits

During the first nine months of 2009, the Bank placed considerable emphasis on the acquisition of additional core deposits.  The focus on this initiative proved to be successful as the Bank saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $126.4 million during the first nine months of 2009 from that reported at December 31, 2008, with significant increases in non-interest bearing demand, money market and time certificate of deposit accounts.

In an effort to rely less on FHLB borrowings and maintain an appropriate mix of secondary funding, the Bank purchased brokered deposits to assist in the funding of balance sheet growth and to provide an additional source of liquidity.  At September 30, 2009, brokered deposit balances totaled approximately $17.0 million, a decline of approximately $31.6 million from that reported at December 31, 2008 and a decline $21.5 million from that reported at June 30, 2009.  Declines in brokered funds can be attributed to the significant growth in core deposits.

Volatile Deposits

The Bank monitors the balance of various accounts that it considers to be volatile for a variety of reasons and provides this data to the Board of Directors on a regular basis.  Accounts may be added to or removed from the volatile liability dependency report when, based on Management’s judgment, it is determined that these funds are not suitable for any form of long term investment or that the risk associated with these funds leaving the Bank has become minimal.  Typically a material change in the balances of these accounts is reflected in the balance of Federal Funds sold.  At September 30, 2009, the aggregate balance of deposits the Bank considers to be volatile was approximately $46.5 million or $15.0 million lower than that reported at December 31, 2008.

The following table provides a summary of the deposit balances the Bank considers to be volatile as of September 30, 2009 and December 31, 2008:

		Percent of		Percent of
	September 30,	Total	December 31,	Total	Dollar
(dollars in thousands)	2009	Deposits	2008	Deposits	Variance
Non-interest bearing demand	$28,497	3.8%	$11,193	1.9%	$17,304
Interest bearing demand	3,123	0.4%	21,695	3.6%	(18,572)
Savings	-	0.0%	196	0.0%	(196)
Money market deposits	14,925	2.0%	28,482	4.7%	(13,557)

Total volatile deposits	$46,545	6.2%	$61,566	10.2%	$(15,021)

Heritage Oaks Bancorp | - 56 -

Management’s Discussion and Analysis

The year to date decline in balances the Bank considers to be volatile can be attributed in large part to declines in volatile interest bearing demand balances of approximately $18.6 million.  The year to date decline within this category is the result of two relationships leaving the Bank, the majority of which are considered public funds.  These declines were partially offset by a dramatic increase in volatile non-interest bearing demand balances.  The customers that hold these deposits engage in mortgage related activities.  As more and more home owners have moved to re-finance existing mortgages, given the current rate environment, deposit balances related to these customers have increased.  Management and the Board of Directors are aware that as conditions in the market change these relationships will be impacted.

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

At September 30, 2009, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Bank had outstanding as of September 30, 2009:

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$55,000	0.10%	Variable	Open
10,000	2.89%	Fixed	9/16/10

$65,000	0.53%

As evidenced in the table above, the balance of FHLB borrowing as of September 30, 2009 was $65.0 million.  This represents a decline of approximately $44.0 million from the balance reported at December 31, 2008.  The year to date decline can be attributed to higher deposit balances during the first nine months of 2009.

During the third quarter of 2009, the Company was advised that the ability to drawn on the  promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million was suspended. The Company was informed that PCBB was not suspending the Company’s line due to any action or circumstance surrounding the condition of the Company itself, but rather PCBB  was suspending all such similar lines of credit that they had issued to financial institutions due to overall uncertainty in the economic environment. The Company did not deem this to be of a material nature as the line was not used during 2008 nor was it used during the first nine months of 2009. Due to lack of use, the Company was not planning on renewing the loan at maturity in October 2009.

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

Capital

At September 30, 2009, the balance of stockholders’ equity was approximately $87.8 million.  This, when compared to the $70.0 million at December 31, 2008, represents an increase of approximately $17.8 million. The year to date change in capital is due primarily to $21.0 million in Senior Preferred Stock the Company issued to the U.S. Treasury as part of its participation in the CPP.   Additionally, the year to date change is also attributed to net losses of $3.6 million, the impact of year-to-date share-based compensation expense in the amount of $0.3 million, dividends paid on Senior Preferred stock in the amount of $0.4 million, proceeds from the exercise of options in the amount of $46 thousand and a decline in the balance of accumulated other comprehensive loss in the amount of $0.5 million.

Heritage Oaks Bancorp | - 57 -

Management’s Discussion and Analysis

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

Heritage Oaks Bancorp | - 58 -

Management’s Discussion and Analysis

At September 30, 2009, the Company had at total of $13.4 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding.  As mentioned in the preceding paragraphs, these securities have been issued to Trusts II and III.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Trusts II and III, totaling $248 thousand and $155 thousand, respectively.  The balance of the equity of Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to both Trusts II and III is payable quarterly at 3-month LIBOR plus 1.72% variable rate and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Trusts II and III as of September 30, 2009:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.32%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Issued	$13,403	4.08%

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

Pursuant to U.S. GAAP, Under the Company is not allowed to consolidate Trusts II and III into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.    At September 30, 2009, the Company included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At September 30, 2009, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments for approximately 9 years without dividends from subsidiaries. The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized,” was approximately $8.8 million at September 30, 2009.

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

Heritage Oaks Bancorp | - 59 -

Management’s Discussion and Analysis

The following table provides a summary of Company and Bank regulatory capital ratios at September 30, 2009 and 2008:

	Regulatory Standard		September 30, 2009		September 30, 2008
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	9.30%	8.76%	9.01%	8.78%
Tier I capital to risk weighted assets	4.00%	6.00%	10.52%	9.86%	9.67%	9.41%
Total risk based capital to risk weighted assets	8.00%	10.00%	11.78%	11.12%	10.92%	10.66%

Regulatory capital ratios as of September 30, 2009 fully reflect the issuance of $21.0 million in Senior Preferred Stock issued to the U.S. Treasury under the terms of the CPP.  During the first six month of 2009, the holding company down-streamed $17.0 million in capital to the Bank.  As previously mentioned, pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued qualifies as Tier I Capital, thus the Company’s and Bank’s capital ratios as of September 30, 2009 increased significantly from that reported a year earlier.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At September 30, 2009, these credit lines totaled $35.0 million and the Bank had no borrowings against those lines.  As previously mentioned the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $117.7 million at September 30, 2009. This borrowing capacity is subject to increased discounts on specific collateral as the result of market valuations and as such, as of November 6, 2009, the available borrowing capacity was reduced to approximately $61.5 million.  Additionally, the Bank has established and tested a borrowing facility with the Federal Reserve. The amount of available credit is determined by the collateral provided by the Bank at the time of a transaction.

The Bank manages liquidity by maintaining a majority of the investment portfolio in Federal Funds sold and other liquid investments.  Most of these  investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of September 30, 2009, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 19.65% at September 30, 2009 compared to 6.79% at December 31, 2008.   At September 30, 2009, the Bank was within its internal guideline for liquidity.  The ratio of net loans to deposits (“LTD”), another key liquidity ratio, was 91.9% at September 30, 2009 compared to 110.7% at December 31, 2008 both of which are and were within the Bank’s policy guidelines.

Heritage Oaks Bancorp | - 60 -

Management’s Discussion and Analysis

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

Heritage Oaks Bancorp | - 61 -

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2009 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of September 30, 2009, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$40,942	$41,976	$42,529	$43,220	$44,114

$ Change from base	$(1,587)	$(553)	$-	$691	$1,585

% Change from base	-3.73%	-1.30%	0.00%	1.62%	3.73%

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

Heritage Oaks Bancorp | - 62 -

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at September 30, 2009:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$280,494	39.5%
Variable other than daily	280,813	39.6%
Fixed rate	148,560	20.9%

Total gross loans	$709,867	100.0%

The table above identifies approximately 39.5% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2009, approximately $561.3 million or 79.1% of the Bank’s loan portfolio is considered variable.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$401,042	56.4%
1-3 Years	174,367	24.6%
3-5 Years	82,214	11.6%
> 5 Years	52,244	7.4%

Total gross loans	$709,867	100.0%

The following table provides a summary of the loans the Bank can expect to see come off their floors if the Prime rate were to increase by the amounts identified below as of September 30, 2009:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$660	$17,488	$51,095	$120,055
Variable other than daily	2,605	5,433	50,218	121,007

Cumulative total variable at floor	$3,265	$22,921	$101,313	$241,062

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

Heritage Oaks Bancorp | - 63 -

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. Case no. CV 098220.  Plaintiffs have sued a title company, title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial's lending practices.  The Bank, which made a commercial loan to a developer which also borrowed from Hurst Financial, is named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial's allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The Bank believes the action against it is without merit.  The matter has been tendered to the Bank's insurance carrier, and the Bank is actively defending the case.  The Bank anticipates a favorable outcome to the case and does not expect the litigation to have any significant financial impact to the Bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of September 30, 2009.

Item 1A.  Risk Factors

The following represents material changes in risk factors from that disclosed in the Company’s 2008 Annual Report filed on Form 10-K:

We Cannot Accurately Predict the Effect of the Current Economic Downturn on Our Future Results of Operations or Market Price of Our Stock

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.

Heritage Oaks Bancorp | - 64 -

We Are Subject to Various Regulatory Requirements and Expect to Be Subject to Future Regulatory Restrictions and Enforcement Actions

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we are subject to increased regulatory scrutiny, and expect to become subject to potential enforcement actions. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans, including our growth strategy. Even though the Bank remains well-capitalized, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions. For example, if the regulatory agencies were to impose such a restriction, we would likely have limitations on our lending activities. The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets. We also may be required to reduce our levels of non-performing assets within specified time frames. These time frames might not necessarily result in maximizing the price that might otherwise be received for the underlying properties. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. If any of these or other additional restrictions are placed on us, it would limit the resources currently available to us as a well-capitalized institution.

In this regard, the FDIC recently completed its regularly scheduled examination of the Bank. Based on discussions with the FDIC following the examination, we presently expect to receive a formal agreement or enforcement order from the FDIC requiring us to take certain steps to further strengthen the Bank, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms from the examination. We already are developing strategies and taking actions to address such issues.

Our Level of Classified Assets Expose Us to Increased Lending Risk. Further, if Our Allowance for Loan Losses is Insufficient to Absorb Losses in Our Loan Portfolio, Our Earnings Could Decrease

At September 30, 2009, loans that we have categorized as doubtful, substandard or special mention totaled $101.3 million, representing 14.2% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. At September 30, 2009, our allowance for loan losses totaled $15.9 million, which represented 2.24% of total loans and 39.84% of non-performing loans. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and their probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, significant factors we consider include loss experience in particular segments of the portfolio, trends and absolute levels of classified loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The Unseasoned Nature Of A Large Portion Of Our Commercial Real Estate And Commercial And Industrial Loan Portfolios May Result In Changes In Estimating Collectability, Which May Lead To Additional Provisions Or Charge-Offs, Which Could Hurt Our Profits

Our commercial real estate and commercial and construction loan portfolios have increased $229.5 million or 58.5% from the end of 2006 through September 30, 2009. Accordingly, much of these loan portfolios are unseasoned. These loans also have not been subjected to continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and commercial and industrial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Heritage Oaks Bancorp | - 65 -

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Additionally, we regularly monitor certain larger deposit relationships that we determine are not suitable for any form of long-term investment or that possess a higher risk of leaving us. At September 30, 2009, these volatile deposits totaled $46.5 million or 6.2% of total deposits. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry in general.

We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations and a Failure to Receive them Could Impair Our Ability to Fulfill Our Obligations

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities, our preferred stock and other obligations, including any cash dividends. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Because of Our Participation in the Troubled Asset Relief Program (‘‘TARP’’), We Are Subject to Several Restrictions, Including Restrictions on Compensation Paid to Our Executives

Certain standards for executive compensation and corporate governance apply to us for the period during which the U.S. Treasury holds an equity position in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include, among other things, (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes, executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods. Pursuant to the American Recovery and Reinvestment Act of 2009 (the ‘‘Stimulus Bill’’), more commonly known as the economic stimulus recovery package, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain senior executive officers.

Declines in Asset Values May Result in Impairment Charges and Adversely Affect the Value of Our Investments, Financial Performance and Capital

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities. The market value of investments in our portfolio has become increasingly volatile over the past year. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a monthly basis, we evaluate investments and other assets for impairment indicators. We may be required to record impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Heritage Oaks Bancorp | - 66 -

The Recession and Changes in Domestic and Foreign Financial Markets Have Adversely Affected Our Industry and May Have a Material Negative Impact on Our Results of Operations and Financial Condition

Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession. This has been reflected in significant business failures and job losses. Further, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increased unemployment, have negatively impacted the performance of commercial and consumer credit resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

• We potentially face increased regulation of our industry, compliance with which may increase our costs and limit our ability to pursue business opportunities.

• The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process.

• The value of the portfolio of investment securities that we hold may be aversely affected.

• We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

The Terms of Our Outstanding Series A Preferred Stock Limit Our Ability to Pay Dividends on and Repurchase Our Common Stock

The Purchase Agreement between us and the U.S Treasury provides that before the earlier of (1) March 20, 2012 and (2) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without consent of the U.S. Treasury, (a) increase the quarterly cash dividend on our common stock above $0.08 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the preferred stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the preferred stock. These restrictions, together with the potentially dilutive impact of the warrant issued to the U.S. Treasury, could have a negative effect on the value of our common stock.

Our Outstanding Preferred Stock Impacts Net Income Available to Our Common Stockholders and Earnings Per Common Share and the Warrant Issued to the U.S. Treasury As Well As Other Potential Issuances of Equity Securities May be Dilutive to Holders of Our Common Stock

The dividends declared and the accretion on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. The preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding-up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised. The shares of common stock underlying the warrant represent approximately 7.9% of the shares of our common stock outstanding as of September 30, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our shareholders.

Heritage Oaks Bancorp | - 67 -

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

Heritage Oaks Bancorp | - 68 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: November 9, 2009

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Heritage Oaks Bancorp | - 69 -