Form 10-K
period 2009-12-31
HERITAGE OAKS BANCORP
filed 2010-03-31
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2009.

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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2009 was $39.2 million.  As of March 19, 2010, the Registrant had 7,771,952 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders.

Heritage Oaks Bancorp
and Subsidiaries

Table of Contents

Part I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state governments and our regulators thereto, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, the recent disruptions of the United States credit markets, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, economic, political and global changes arising from the war on terrorism, the Bank’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with current regulatory enforcement actions taken by regulatory authorities having oversight of the Bank’s operations, financial policies of the United States government and continued weakness in the real estate markets within which we operate, and other factors referenced in this report, including in “Item 1A. Risk Factors.”  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

At December 31, 2009, the Company had approximately $945.2 million in consolidated assets, $712.5 million in net consolidated loans, $775.5 million in consolidated deposits, and $83.8 million in stockholders' equity.

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

The Bank’s operating policies since inception have emphasized small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans.  The areas in which the Bank has directed virtually all of its lending activities are: commercial and industrial loans, installment loans, construction loans, and other real estate loans or commercial loans secured by real estate.  As of December 31, 2009, the Bank had approximately $728.7 million in gross loan balances, of which approximately $544.6 million or 74.7% consisted of interim construction and other real estate secured loans, primarily for single family residences or for commercial development.  A more detailed discussion of the loan portfolio can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3. Loans of the consolidated financial statements filed on this Form 10-K.

Most of the Bank’s deposits are obtained through local promotional activities and advertising in the local media.  A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of these accounts would have a materially adverse effect on the business of the Bank.  However, there are several deposit relationships that the Bank considers to be volatile.  These accounts are closely monitored by Bank Management and had combined balances of $31.7 million or 4.0% of total deposits at December 31, 2009.  A more detailed discussion of the Bank’s deposits and accounts Management considers to be volatile can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income.

The following provides a breakdown of the components that make up the Company’s consolidated revenues for the years ended December 31, 2009, 2008 and 2007:

	For The Years Ended December 31,
		Percent		Percent		Percent
(dollar amounts in thousands)	2009	Composition	2008	Composition	2007	Composition
Interest and fees on loans	$45,530	81.7%	$47,038	83.5%	$42,425	84.0%
Interest on investments	4,029	7.2%	3,112	5.5%	2,749	5.4%
Service charges, other charges and fees	2,965	5.3%	3,284	5.8%	2,774	5.5%
Mortgage origination fees	1,253	2.2%	568	1.0%	461	0.9%
Miscellaneous income	1,980	3.6%	2,354	4.2%	2,114	4.2%

Total consolidated revenues	$55,757	100.0%	$56,356	100.0%	$50,523	100.0%

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

Employees

As of December 31, 2009, the Bank had 265 full-time equivalent employees.  The Bank believes that its employee relations are positive.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 265,000, 86,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau. The moderate climate allows a year round growing season in the local economy’s agricultural sector.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities and destinations including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.  However, the abundant tourism that has developed over the past decade in our market area, especially in the wine industry and coastal communities, has provided some support for our local economy in previous economic downturns and has to some degree provided some support for the local economy in the current economic environment.

2009 proved to be a challenging year not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2009 and economic growth remained weak, the ability of borrowers to satisfy their obligations to the financial sector has languished.  These among other factors placed severe stress on the U.S. financial system, leading to a crisis of confidence in the financial sector in the first half of 2009, further downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, our primary market area has historically witnessed a more stable level of economic activity; however we believe these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 12.4%.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 9.4% and 9.3%, respectively.  Additionally, according to a recent publication by Smith Travel Research in regard to hotel occupancy rates comparing May 2009 to May 2008, there was a decline in occupancy of 2.6%, 4.9% and 12.3% for Paso Robles/San Luis Obispo, Santa Barbara/Santa Maria and the State of California, respectively.

Housing prices have fallen significantly in California and within the Bank’s market area from the highs seen during 2006 and 2007.  Recent information provided by DataQuick Information Systems indicates that housing prices in San Luis Obispo and Santa Barbara counties have declined in excess of 38% from the highs seen in 2006 and 2007.  However, the Company’s market area has seen increases in home sales over the last year, with San Luis Obispo and Santa Barbara counties showing sales increases of approximately 8% and 12%, respectively for 2009 when compared to that reported for 2008.  Increased sales can be attributed in part to sales of distressed assets and the work through of any additional supply added to the market in recent years during the economic downturn.   Although the level of sales in the Company’s market area has increased on a year over year basis, recent information provided by DataQuick indicates home prices declined in 2009 compared to that reported for December 2008.  Prices in some of the largest cities in our market area such as: San Luis Obispo, Paso Robles, Santa Barbara, and Santa Maria have shown year over year declines of approximately 16%, 13%, 16% and 7%, respectively as of December 2009.  It should be noted that although changes in local median home prices typically indicate home price appreciation and depreciation, price changes may also reflect shifts in the composition of housing market activity. Therefore, some of the variations in median home prices as of December 2009 may be impacted by compositional changes in housing demand.

Although prices in the Company’s market area remain well below the highs witnessed in 2006 and 2007, a significant lack of oversupply in the Company’s market relative to other areas of California, desirable climate, and close proximity to popular tourist destinations, for both San Luis Obispo and Santa Barbara Counties have resulted in lower percentage declines in prices for the local real estate market, relative to other areas of California.

Commercial real estate prices in the Company’s primary markets have also come under some pressure in the current economic downturn, although not to the extent witnessed in some other areas of California.  The most current data available to the Company indicates vacancy rates in the retail, office and manufacturing sectors of the Company’s primary market area to be 3.0%, 6.1% and 5.4%, respectively as of the fourth quarter of 2009. This compares to vacancy rates of 1.4%, 3.5% and 2.3% for the same respective categories in 2008.

Management acknowledges that as economic conditions continue to wane on state and national levels and as the level of unemployment continues to rise, conditions within our primary market may be negatively impacted above and beyond what the Company has seen thus far.  Additional job losses and any prolonged decline in economic activity will no doubt impact the borrowers to whom the Bank has extended credit, which may further impact our operating results and financial condition.

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

Supervision and Regulation

Regulatory Order and Written Agreement

The Bank stipulated to the issuance of a consent order (the “Order”), effective March 4, 2010, with the FDIC, its principal federal banking regulator, and the California Department of Financial Institutions (“DFI”) which requires the Bank to take certain measures to improve its safety and soundness.  The Bank’s stipulation to the issuance by the FDIC and the DFI of the Order resulted from certain findings in a report of examination resulting from an examination of the Bank conducted in September 2009 based upon financial and lending data measured as of June 30, 2009. In entering into the stipulation to entry of the Order, the Bank did not concede the findings or admit to any of the assertions in the report of examination (“ROE”).

Under the Order, the Bank is required to take certain measures as more fully discussed below.  The Bank has taken several steps to comply with the Order, and importantly recently completed a capital raise of approximately $56.0 million, with an additional $4.0 million placed in escrow to close following receipt of certain regulatory approvals required for the one investor making such investment.  The Bank intends to fully comply with the Order and will continue to take all steps necessary to achieve such compliance.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to reach and maintain a Tier 1 leverage ratio of at least 10% and a total risked based capital ratio of 11.5% at the Bank level beginning 90 days from the issuance of the Order.  Based on the Company’s recently completed capital raise, on a pro forma basis as of December 31, 2009 and assuming the full $60 million of preferred stock is issued and an initial contribution of $48 million to the Bank from the Company, the Bank's leverage ratio and total risk-based capital ratio would be 12.93% and 16.26%, respectively.

In addition, pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors or to employ any new senior executive officer, and must conduct an independent study of management and personnel structure of the Bank. A consultant has been retained to complete the required management study, and the Bank intends to comply with the Order’s timelines for completion of such study and implementation by the board of a plan to address the findings of such study.  As part of the capital raise, the Company and Bank have agreed to seek regulatory approval to add as a director of both the Bank and Company one of the principals of the investor in the transaction that proposes to own approximately 14.4% of the outstanding voting shares of the Company.  Appropriate applications for such approval were submitted on March 26, 2010.  The addition of a director to the Company’s Board of Directors will require an amendment to the Company’s bylaws to increase the range of the size of the board.  Such an amendment will require the approval of the Company’s shareholders, and it is expected that such amendment will be submitted to the shareholders for approval at the Company’s next annual meeting of shareholders.

Under the Order the Bank’s Board of Directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Board of Directors believes it has always provided appropriate oversight of the Bank, but has recently taken additional steps to reevaluate such oversight and enhance where appropriate the frequency and duration and the scope and depth of matters covered at its Board meetings in response to the current economic environment and concerns raised in the ROE. In direct response to the ROE, a new joint regulatory compliance committee was formed at both the Bank and Company levels to oversee the Bank’s and Company’s response to all regulatory matters, including the Order and the Written Agreement, discussed below.  Detailed tracking of the Order’s requirements, and the Bank’s progress in responding thereto, is reviewed and reported at all such committee meetings, with regular reports then being provided by the committee to the full Board.  Further, and prior to the issuance of the Order, the Boards of both the Bank and the Company directed their respective Chairman, Michael Morris, to significantly increase his direct oversight of Management and involvement in Bank and Company affairs to ensure an appropriate response at both the Bank and Company to the concerns raised in the recent examination of the Bank.

The Order further requires the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provision of approximately $19.3 million for ALLL during the third and fourth quarters of 2009.  The Bank is currently in the process of revising its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings.

With respect to classified assets as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order, to reduce its level of assets classified as “Substandard” to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  The Bank is currently pursuing strategies to reduce its “substandard” assets in an effort to comply with this requirement.  Additionally, upon downstream of a majority of the funds the Company raised in its March 2010 private placement, the Bank will have substantially met this requirement. The Bank presently expects to fully comply with this requirement within the 180 day time limit. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order requires that the Bank develop or revise, adopt and implement a plan, which must be approved by the FDIC and DFI, to reduce the amount of Commercial Real Estate loans extended, particularly focusing on reducing loans for construction and land development.  In addition, the Bank is to develop a plan for reducing the number of “watch list” credits to an acceptable level, and develop or revise its written lending and collection policies to provide more effective guidance and control over the Bank’s lending function.  The Bank is currently in the process of developing a plan to comply with this provision of the Order.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFI, including paying cash dividends, and from extending additional credit to borrowers of loans charged-off or classified as “loss,” “substandard,” or “doubtful” in the ROE. The Bank has not paid cash dividends since the first quarter of 2008. In addition, the Bank has put processes and controls in place to ensure extensions of credit, directly or indirectly, are not granted to those borrowers of loans charged-off or classified as “Loss”, “Substandard” or “Doubtful” in the ROE. The Bank has also acknowledged that neither the loan committee nor the Board of Directors will approve any extension to a borrower classified “Substandard” or “Doubtful” in the ROE without first collecting all past due interest in cash.

The Order further requires the Bank to develop or revise, adopt and implement a revised liquidity policy, and to adopt a contingency funding plan to adequately address contingency funding sources and appropriately reduce contingency funding reliance on off-balance sheet sources.  The Bank is currently in the process of revising its current liquidity policy and has developed a new contingency funding plan.

The Order also requires that the Bank prepare and submit to the regulators a revised business plan, that is to include a comprehensive budget, and a 3 year strategic plan, and to further revise its investment policy.  The Bank has since prepared a comprehensive budget and revised the investment policy and is in the process of developing a revised business plan and 3 year strategic plan.

On March 4, 2010, the Company entered into a written agreement with the Federal Reserve Board (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provides, among other things, that the Company shall not: declare or pay dividends without prior approval of the Federal Reserve Board, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities or incur, increase, or guarantee any debt.  The Company is currently taking steps to comply with all requirements of the Written Agreement, including an update to its capital plan and cash flow projections for 2010.

Although the Company and Bank believe they are taking the appropriate steps to comply with the Order and Written Agreement, no assurance can be given that full compliance with the Order and/or Written Agreement will be achieved.

The forgoing discussion of the Order and Written Agreement are qualified by reference to the complete text of the Order and Written Agreement, which can be found on the Current Reports on Form 8-K filed March 10, 2010, and March 8, 2010, respectively.

General

The Company and the Bank are extensively regulated under both federal and state law.  Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank.  The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  The following requirements and limitations are separate and distinct from the Order and Written Agreement discussed above.

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

Please also refer to the discussion titled “Regulatory Order and Written Agreement” under this section “Supervision and Regulation” of Item 1. Business of this Form 10-K.

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

Please also refer to the discussion titled “Regulatory Order and Written Agreement” under this section “Supervision and Regulation” of Item 1. Business of this Form 10-K.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets.  The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier I capital and limited amounts of Tier II capital) and Tier I capital.  Tier I capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets and any amount of a bank’s net deferred tax asset deemed to be disallowed.  Tier II capital may consist of a limited amount of the allowance for possible loan losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier II capital is subject to certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%.

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

The regulatory capital requirements, as well as the actual capital ratios for the Bank and the Company as of December 31, 2009, are presented in detail in Note 12. Regulatory Matters, of the consolidated financial statements filed on this Form 10-K.  See also “Capital” within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.  As of December 31, 2009, both the Bank and the Company exceeded the minimum capital requirements to be well capitalized.  However, please also see the discussion titled “Regulatory Order and Written Agreement” under the section “Supervision and Regulation” of Item 1. Business, of this Form 10-K for enhanced capital requirements for the Bank as well as a discussion of the recent capital raise completed in March 2010.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum limit of 25% of total Tier I capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2009, the subsidiary trusts had $13.4 million in trust preferred securities outstanding, of which $13.0 million qualify as Tier I capital.

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

Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.  Please also refer to the discussion titled “Regulatory Order and Written Agreement” under this section “Supervision and Regulation” of Item 1. Business of this Form 10-K.

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

Premiums for Deposit Insurance

The Bank’s deposits have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor.  On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2013. This increase was part of the Emergency Economic Stabilization Act of 2008.  Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at the Bank with balances over $250,000 will also be fully insured through June 30, 2010 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Reform Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2009 was -0.39%.

Through the later part of 2008 and into 2009 the number of bank and thrift failures began to rise significantly, resulting from, among other things, the U.S. financial crisis and significantly weakened economic conditions.  This placed considerable strain on the FDIC’s DIF.  As a result, on September 29, 2009 the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a ratio of 1.15% within eight years.  The FDIC also adopted higher annual risk-based assessment rates beginning in January of 2011.  On November 12, 2009 the FDIC also adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, except for those institutions where the FDIC grants an exemption.  The Bank was notified in the fourth quarter of 2009 by the FDIC that it was exempt from prepayment of assessments for 2010, 2011 and 2012 under the FDIC’s Amended Restoration Plan, due in large part to the recent Consent Order issued to the Bank, as more fully discussed under “Regulatory Order and Written Agreement” under this section “Supervision and Regulation” of Item 1. Business of this Form 10-K and “Recent Developments” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K.  However, the Bank currently anticipates its quarterly assessments will increase significantly during the next three years.  It is currently estimated that assessments against the Bank for 2010 will total approximately $2.4 million compared to the approximately $2.0 million reported for the year ended December 31, 2009.

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

Recent Government Actions in Response to the Financial Crises

Emergency Economic Stabilization Act

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the United States Department of the Treasury (“Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the FRB, Congress, and the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

The Company participated in the CPP and on March 20, 2009, issued and sold 21,000 shares of its Series A Preferred Stock to Treasury, and issued warrants for the purchase of 611,650 shares, in exchange for $21.0 million.  For further details on our participation in the CPP, please see Note 24. Preferred Stock, of the consolidated financial statements filed with this form 10-K.  Because of our participation in the CPP, we are subject to certain limitations on executive compensation and the payment of dividends.  The Company believes it is fully compliant with all such limitations.

Financial Stability Plan

On February 10, 2009, Treasury announced the Financial Stability Plan (“FSP”) which, among other things, established a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to Treasury capital as a bridge to private capital until market conditions normalize, and extended the Debt Guarantee Program  of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) to October 31, 2009 pursuant to which the FDIC fully guaranteed certain newly issued senior unsecured debt and provided full FDIC deposit insurance coverage for certain accounts, including noninterest bearing transaction deposit accounts. The FSP also extended the Transaction Account Guarantee Program of the TLGP to June 30, 2010.   As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, which was later revised to be $30 billion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposed a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and provide infrastructure spending.  In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP recipients and expands the class of employees to whom the limits and restrictions apply.  ARRA also provides the opportunity for additional repayment flexibility for existing TARP recipients.  Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP recipient to comply with certain other executive compensation related requirements.  These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding.

In addition, ARRA directs the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Treasury determines that any such payments have been made by a TARP recipient, the Treasury will seek to negotiate with the TARP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP recipient) with respect to any such compensation or bonuses. ARRA also permits the Treasury, subject to consultation with the appropriate federal banking agency, to allow a TARP recipient to repay any assistance previously provided to such TARP recipient under the TARP, without regard to whether the TARP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

Future Legislation and Regulatory Initiatives

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the Congress is actively considering significant changes to the manner of regulating financial institutions including combining one or more of the FRB, FDIC, Comptroller of the Currency and the Office of Thrift Supervision and creating a new consumer protection agency for financial products. The current legislation being consider and other future legislation regarding financial institutions may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank. The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Risks Associated With Our Business

Our Banking subsidiary is operating under a Consent Agreement with the FDIC and DFI and the Company is operating under a Written Agreement with the Federal Reserve Bank of San Francisco to address, among other things, lending, credit and capital related issues.
In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we are subject to increased regulatory scrutiny and additional regulatory restrictions, and have become subject to certain enforcement actions under a Consent Order issued by the FDIC and DFI to the Bank on March 4, 2010 and Written Agreement with the Federal Reserve Board entered into on March 4, 2010.  These enforcement actions follow the FDICs regularly scheduled examination of our banking subsidiary during the fourth quarter of 2009 and are based on discussions the Bank had following the examination.  Such enforcement actions place limitations on our business and may adversely affect our ability to implement our business plans.  These enforcement actions require, among other things, the Bank to take certain steps to strengthen its balance sheet, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms of the examination.  These enforcement actions are more fully discussed in under “Supervision and Regulation” of Part 1. Business of this Form 10-K, Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K as well as “Recent Developments” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  If the Company fails to comply with these enforcement actions, it may become subject to further regulatory enforcement actions up to and including the appointment of a conservator or receiver for the Bank.

Even though the Bank remains well-capitalized, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions.  For example, the regulatory agencies have imposed restrictions that place limitations on our lending activities.  The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets.  The Bank is required to reduce our levels of non-performing assets within specified time frames.  These time frames might not necessarily result in maximizing the price that might otherwise be received for the underlying properties.  In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.

It should be noted that the Company recently completed a private placement in March 2010, raising gross proceeds of approximately $56 million with an additional $4 million in escrow for a second closing.  For additional information regarding the private placement please see Note 25. Subsequent Events of the consolidated financial statements, filed on this Form 10-K.

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

Our Level of Classified Assets Expose Us to Increased Lending Risk. Further, if Our Allowance for Loan Losses is Insufficient to Absorb Losses in Our Loan Portfolio, Our Earnings Could Decrease
At December 31, 2009, loans that we have categorized as doubtful and substandard totaled $75.4 million of which approximately $38.2 million were non-accruing.  These loans represent 10.3% of total gross loans as of December 31, 2009. If these loans do not perform according to their terms and / or the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. At December 31, 2009, our allowance for loan losses totaled $14.4 million, which represented 1.97% of total loans and 37.5% of non-performing loans. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and their probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, significant factors we consider include loss experience in particular segments of the portfolio, trends and absolute levels of classified loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.  Please also refer to “Regulatory Order and Written Agreement” under the section “Supervision and Regulation” of Item 1. Business of this Form 10-K for additional information on regulatory requirements regarding the Bank’s allowance for loan losses.

We Are Highly Dependent On Real Estate and Any Further Downturn in the Real Estate Market May Hurt Our Business
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2009, real estate served as the principal source of collateral with respect to approximately 74.7% of our loan portfolio.  A decline in current economic conditions, a decline in the local housing market, both of which we are experiencing currently, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.  Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We Also Have a Concentration in Higher Risk Commercial Real Estate Loans
We also have a high concentration in commercial real estate (“CRE”) loans. CRE loans as defined by final guidance issued by Bank regulators are defined as construction, land development, other land loans, loans secured by multifamily (5 or more) residential properties, and loans secured by non-farm nonresidential properties.  Following this definition, approximately 65.4% of our lending portfolio can be classified as CRE lending as of December 31, 2009.  Of total CRE balances approximately 19.1% consisted of loans secured by real estate in the hospitality industry as of December 31, 2009.  CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition.  In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be significantly affected by general economic conditions.  This is especially true with regard to our hospitality loans as cash flows are affected by occupancy rates, which have declined as people are traveling less due to economic conditions.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our financial condition and results of operations.  Also, many of our commercial real estate and commercial and industrial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a 1-4 family residential mortgage loan.

Additionally, federal banking regulators recently issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  We have become subject to increased regulatory scrutiny because of our commercial real estate portfolio and as a result the Bank must develop or revise, adopt, and implement a plan to systematically reduce the amount of loans within this category as outlined in the Consent Order issued to the Bank on March 4, 2010.

The Unseasoned Nature Of A Large Portion Of Our Commercial Real Estate And Commercial And Industrial Loan Portfolios May Result In Changes In Estimating Collectability, Which May Lead To Additional Provisions Or Charge-Offs, Which Could Hurt Our Profits
Our commercial real estate (“CRE”), as previously defined, and commercial and industrial loan portfolios have increased $241.2 million or 61.5% from the end of 2006 through December 31, 2009. Accordingly, much of these loan portfolios are unseasoned. These loans also have not been subjected to continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than 1-4 family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and commercial and industrial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Additionally, we regularly monitor certain larger deposit relationships that we determine are not suitable for any form of long-term investment or that possess a higher risk of leaving us.  These balances are disclosed in “Deposits and Borrowed Funds” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry in general.

We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations, but Our Consent Order and Written Agreement Prohibit the Payment of Such Dividends Without Prior Regulatory Approval, Which May Impair Our Ability to Fulfill Our Obligations
As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities, our preferred stock and other obligations, including any cash dividends. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval. As outlined in the Consent Order, previously mentioned, and Written Agreement, the Bank cannot pay any cash dividends or other payments to the holding company without prior written consent of the regulatory authorities. Additionally, the Company cannot declare or pay any dividends (including those on outstanding preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program) or make any distributions of principal, interest or other sums on its trust preferred securities without prior written approval of the Federal Reserve.

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

•	The value of the portfolio of investment securities that we hold may be adversely affected.

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

•	Authority for the FRB to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013; and

•	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

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

FDIC Deposit Insurance Assessments Will Increase Substantially, Which Will Adversely Affect Our Net Earnings
FDIC deposit insurance expense for the year ended December 31, 2009 was approximately $2.0 million.  Deposit insurance assessments will increase in 2010 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  During the latter half of 2009 the FDIC issued a final ruling requiring insured institutions, exclusive of those granted an exemption, to pre-pay their regulatory assessments for 2010, 2011 and 2012.  Although the Bank was granted an exemption from the FDIC, we currently anticipate FDIC assessment costs to increase in 2010, due primarily to a change in risk ratings.  The Bank currently anticipates these costs to total approximately $2.4 million for 2010.

Declines in Asset Values May Result in Impairment Charges and Adversely Affect the Value of Our Investments, Financial Performance and Capital
We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities. The market value of investments in our portfolio has become increasingly volatile over the past year. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investments and other assets for impairment indicators. We may be required to record impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which may have a material adverse effect on our results of operations in the periods in which the write-offs occur.  During 2009, the Bank determined several non-agency collateralized mortgage obligations in the investment portfolio to be other than temporarily impaired (“OTTI”) and as a result wrote down the value of those securities by approximately $0.4 million. For a more detailed discussion of investments the Bank holds, including OTTI recognized during 2009, please see Note 2. Investments of the consolidated financial statements filed on this Form 10-K.

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

Our Business Is Subject To Interest Rate Risk and Changes in Interest Rates May Adversely Affect Our Performance and Financial Condition
Our earnings and cash flows are highly dependent upon net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Our net interest income (including net interest spread and margin) and ultimately our earnings are impacted by changes in interest rates and monetary policy.  Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities and rates paid on deposits and borrowings.  Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread (the difference in the rates paid on interest-bearing liabilities and the yields earned on interest-earning assets) as well as net interest income to increase if interest rates rise and, conversely, to decline if interest rates fall.  Additionally, increasing levels of competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates.  Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Overnight Fed Funds rates) as well as increasing competition may require the Bank to increase rates on deposits at a faster pace than the yield it receives on interest-earning assets increases.  The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as the Bank’s net interest income (including the net interest spread and margin) may be negatively impacted.

Additionally, a sustained decrease in market interest rates could adversely affect our earnings.  When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans.  Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans.  In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates.  We are also significantly affected by the level of loan demand available in our market.  The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

Failure to Successfully Execute Our Strategy May Adversely Affect Our Performance
Our financial performance and profitability depends on our ability to execute our corporate growth strategy.  Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations.  Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.  Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

•	Inability to control non-interest expense, including, but not limited to, rising employee, regulatory compliance, and healthcare costs;

•	Limitations imposed on us in the Consent Order and/or Written Agreement.

•	Inability to increase non-interest income; and

•	Continuing ability to expand, through de novo branching or finding acquisition targets at valuation levels we find attractive.

Economic Conditions in the Central Coast of California Area May Adversely Affect Our Operations and / or Cause Us to Sustain Losses
Our retail and commercial banking operations are concentrated primarily in San Luis Obispo and Santa Barbara Counties.  As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area.  A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  This risk increases when the economy is weak.  The industries of tourism, agriculture (specifically that related to the production of wine) and hospitality represent a significant portion of economic activity in our primary market area have been impacted to some degree by the current economic downturn.  Although the Company has not seen any significant increase in non-performing assets related to loans the Bank has made to borrowers in these industries, the Company believes a prolonged economic downturn may have an impact on such borrowers, which may result in further increases in the level of our non-performing assets.

We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses that Management believes is appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio.  These policies and procedures, however, may not prevent unexpected losses that may have material adverse affects on our results of operations in general and the market value of our stock.

Additionally, our primary market area is an increasingly competitive and overcrowded banking market.  Our ability to achieve the growth outlined in our corporate strategic goals may be dependent in part on an ability to grow through the successful addition of new branches or the identification and acquisition of potential targets at acceptable pricing levels either inside or outside of our primary market.  If we are unable to attract significant new business through strategic branching, or acquire new business through the acquisition of other banks, our growth in loans and deposits and, therefore, our earnings, may be adversely affected.

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

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and other obligations, including any cash dividends.  See Item 5.  Market for Common Equity and Related Stockholder Matters.  Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.  Additionally, the Consent Order and Written Agreement we are operating under prohibit our banking subsidiary from paying dividends or any form of payment to the Holding Company that would represent a reduction in the subsidiary bank’s capital.  For more information regarding the Consent Order and Written Agreement, please see the discussion titled “Consent Order and Written Agreement” under the section “Supervision and Regulation” of Item 1. Business, “Recent Developments” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 25. Subsequent Events of the consolidated financial statements, filed on this Form 10-K.

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

Risks Associated With Our Stock

Our Participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) May Pose Certain Risks to Holders of Our Common Stock
Under the terms of the CPP, the Company sold to the U.S. Treasury $21.0 million in preferred stock and a warrant to purchase approximately $3.2 million of the Company’s common stock.  Although the Company believes that its participation in the CPP is in the best interests of our shareholders in that it will enhance Company and Bank capital and provide additional funds for future growth, it may pose certain risks to the holders of our common stock such as the following:

•
Under the terms outlined by the U.S. Treasury for participants in the CPP, the Company issued a warrant to the U.S Treasury to purchase shares of its common stock.  The issuance of this warrant is dilutive to current common stockholders in that it reduces earnings per common share. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant is exercised. The shares of common stock underlying the warrant represent approximately 7.9% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding).

•
Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction and therefore may become a significant holder of the Company’s common stock and possess significant voting power.

•
Although the preferred equity issued to the U.S. Treasury is non-voting, the terms of the CPP stipulate that the U.S. Treasury may vote their senior equity in matters deemed by the U.S. Treasury to have an impact on their holdings.

•
The Purchase Agreement between the Company and the U.S Treasury provides that before the earlier of (1) March 20, 2012 and (2) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without consent of the U.S. Treasury, (a) increase the quarterly cash dividend on our common stock above $0.08 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the preferred stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the preferred stock. These restrictions, together with the potentially dilutive impact of the warrant issued to the U.S. Treasury, may have a negative effect on the value of our common stock.

•
Although the Company does not foresee any material changes to the terms associated with its participation in the CPP, the U.S. Government, as a sovereign body, may at any time change the terms of our participation in the CPP and or significantly influence Company policy.

For more information about the Company’s participation in the CPP, see Note 24. Preferred Stock, of the consolidated financial statements filed on this Form 10-K.

Our Outstanding Preferred Stock Impacts Net Income Available to Our Common Stockholders and Earnings Per Common Share and Other Potential Issuances of Equity Securities May be Dilutive to Holders of Our Common Stock
The dividends declared and the accretion on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. The preferred stock will also receive preferential treatment in the event of the Company’s liquidation, dissolution or winding-down.  In addition, to the extent options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution.  Further, if the Company sells additional equity or convertible debt securities, such sales may result in increased dilution to our shareholders.

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the public offering price.  In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies.  These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We Recently Raised Additional Capital, Which May Adversely Affect the Market Price of Our Common Stock
We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  We frequently evaluate opportunities to access the capital markets, taking into account our regulatory capital ratios, financial condition and other relevant considerations.  In March of 2010, the Company raised gross proceeds of approximately $56 million though the issuance of mandatorily convertible preferred stock and an additional $4 million was placed in escrow for a second closing, as more fully disclosed in Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K.  These securities are convertible into shares of the Company’s common stock, which will significantly dilute the interests of current common shareholders upon conversion and may impact the price of our common stock.

In addition, we face significant regulatory and other governmental risk as a financial institution and a participant in the CPP and it is possible that capital requirements and directives may, in the future, require us to change the amount or composition of our current capital, including common equity.  In this regard, we note that we were not one of the 19 institutions required to conduct a forward-looking capital assessment or “stress test.”  However, the stress assessment requirements under the Capital Assistance Program or similar requirement could be extended to us.  As a result, we may determine, or our regulators may require us, to raise additional capital in addition to the capital raise we recently completed in March 2010.  There may also be market perceptions regarding the capital we raised or the need to raise additional capital, whether as a result of public disclosures that were made regarding the Capital Assistance Program stress test methodology or otherwise and, regardless of the outcome of the stress tests or other stress case analysis, such perceptions may have an adverse effect on the price of our common stock.

Holders of Our Junior Subordinated Debentures Have Rights That Are Senior to Those of Our Common Shareholders
We have supported our continued growth through two issuances of trust preferred securities from two separate special purpose trusts.  At December 31, 2009, we had outstanding trust preferred securities totaling $13.0 million.  Payments of the principal and interest on the trust preferred securities of these special purpose trusts are fully and unconditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures  before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no cash dividends may be paid on our common stock.

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

The Sale or Perceived Threat of Sale of the 18.5 Million Shares of Common Stock That Will Be Issued if Our Recently Sold Preferred Stock is Converted and That We Are Obligated To Register For Re-Sale by Investors in Our March 2010 Private Capital Raise May Have an Adverse Effect on The Market Price of Our Common Stock.
The market value of our common stock may be adversely affected by sales of a large number of shares of common stock in the market or the perception that such sales could occur.  In our March 2010 private offering, we issued mandatorily convertible preferred securities that represent up to 18.5 million shares of common stock, assuming all shares of preferred stock are issued.  We presently have 7.7 million shares of common stock outstanding.  For more information regarding our private capital raise, see the discussion under “Recent Developments” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s headquarters are located at 545 12th Street in Paso Robles, California.  It is an office occupied solely by the Bank.  Additionally, the Company occupies a three story administrative facility from where all administrative functions are based.  This facility is located at 1222 Vine Street in Paso Robles, California.  The Company also occupies fourteen branches within the counties of San Luis Obispo and Santa Barbara.  The Bank currently owns one of the fourteen branches that it occupies and leases the remaining branches from various parties for an approximate aggregate amount of $194 thousand per month.  Additionally, the Company subleases part of three branches to unaffiliated parties.  The income associated with these subleases is approximately $8 thousand per month.

In June of 2007, the Company sold four of its properties to First States Group, L.P. (“First States”), an unaffiliated party, in a sale-leaseback transaction for approximately $12.8 million.  In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility.  The three branches are located in Paso Robles, Arroyo Grande and Santa Maria, California.  The administrative facility is located in Paso Robles, California.  The annual base rents for the Paso Robles, Arroyo Grande, and Santa Maria branches are $204 thousand, $95 thousand, and $155 thousand, respectively.  The annual base rent for the administrative facility is $466 thousand.  Each of the four leases contain an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term.  Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms.  The Company entered into this transaction in order to convert non-earning assets to earning assets.

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

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The majority of such proceedings have been initiated by the Bank in the process of collecting on delinquent loans.  To the extent such matters are defense matters, they are each covered by one or more policies of insurance carried by the Bank and do not carry an exposure of loss in excess of the coverage available. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2009.

Item 4.  (Removed and Reserved)

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Private Placement

The following discussion provides summary information about the Company’s March 2010 private placement and does not purport to be a complete description of the transaction or the terms of the securities issued in the transaction and is qualified in its entirety by reference to the Company’s March 10, 2010 8-K filing with the SEC.

On March 12, 2010, the Company completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock with a liquidation preference of $1,000 per share as well as 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock at a price of $3.25 per share for a total of $56.0 million.  Additionally, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, pending receipt of regulatory approvals required for the particular investor purchasing such shares.

The conversion ratio for each share Series B Preferred Stock will be equal to the quotient obtained by dividing the Series B Share Price by the conversion price. Each share of Series B Preferred Stock will initially be convertible into 307.69 shares of common stock, based on the initial conversion price of $3.25 per share. The conversion price is subject to certain possible adjustments in the future under certain circumstances, which are incorporated here by reference to the Company’s March 10, 2010 8-K filing with the SEC. The Series B Preferred Stock will automatically convert into shares of the Company's common stock after the Company has received shareholder approval for the transactions, which is required both to increase the authorized shares of common stock available for issuance and under applicable NASDAQ listing rules. The Company has agreed to hold a meeting of Shareholders for this purpose on or before September 30, 2010.

The Series C Preferred Stock is a non-voting class of preferred stock substantially similar in priority to the common stock, except for a liquidation preference over the Company's common stock. The Series C Preferred Stock will convert into common stock on a one for one basis only following receipt of necessary shareholder approval and if and when it is transferred to unaffiliated third parties by its initial owner.

Except for one investor, no investor will own more than 9.9% of the Company's voting securities (or securities that convert into voting securities in the hands of such Investor), as calculated under the applicable regulations of the Federal Reserve Board. The one investor that will own more than 9.9% is completing its investment through two separate closings. In the first closing, the investor purchased shares of Series B Preferred Stock resulting in its ownership of approximately 9.9% of the Company's voting securities, and deposited in escrow $4.0 million for the purchase of additional Series B Preferred Stock, pending receipt of the required regulatory approvals or non-objection to own more than 9.9% of the voting securities of the Company. If the investor receives the required approvals or non-objection, the investor will receive 4,072 additional shares of Series B Preferred Stock bringing its total ownership of the voting securities (or securities that convert into voting securities) of the Company to approximately 14.4%. If the investor does not receive the required regulatory approvals, or an overly burdensome condition on any such approval is imposed, the investor will have the option to instead purchase an equivalent dollar amount of Series C Preferred stock, which is the only other time the Series C Preferred Stock will be issued.

U.S. Treasury TARP Capital Purchase Program (the “CPP”)

On March 20, 2009, the Company issued 21,000 shares of Series A Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million with a liquidation preference of $1,000 per share.  The preferred stock carries a coupon of 5% for five years and 9% thereafter.  The preferred stock issued to the U.S. Treasury is non-voting, cumulative, and perpetual and may be redeemed at 100% of their liquidation preference plus accrued and unpaid dividends following three years from the date of issue.  In addition, the Company issued a warrant to the U.S. Treasury to purchase shares of the Company’s common stock in an amount equal to 15% of the preferred equity issuance or approximately $3.2 million (611,650 shares).  The warrant is exercisable immediately at a price of $5.15 per share, will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury.  The warrant may be dilutive to earnings per common share during reporting periods in which the warrant is not anti-dilutive.  For additional information related to the preferred stock the Company issued to the U.S. Treasury, see Note 24. Preferred Stock of the consolidated financial statements filed on this Form 10-K.

Market Information

The Company’s Common Stock trades on the NASDAQ Global Market under the symbol “HEOP.”  The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2008:

	Closing Prices
Quarters Ended	High	Low
December 31, 2009	$7.35	$4.00
September 30, 2009	7.35	5.70
June 30, 2009	6.75	4.20
March 31, 2009	5.45	3.25

December 31, 2008	$8.65	$4.88
September 30, 2008	9.14	6.80
June 30, 2008	12.38	9.10
March 31, 2008	12.70	10.89

Prices listed above have been adjusted to reflect all stock dividends and split activity.

Holders

As of February 2, 2010, there were 2,160 holders of the Company's Common Stock.  There are no other classes of common equity securities outstanding.

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

The ability of the Company to pay a cash dividend and to service the debt on its junior subordinated debentures depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code").  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms").  Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.  Under these provisions, the amount available for distribution from the Bank to the Company was approximately $1.8 million at December 31, 2009.

However, under the Consent Order stipulated to the Bank in February 2010 and issued by the FDIC and DFI in March 2010, the Bank may not pay cash dividends or make other payments to the holding company without prior written consent of the regulatory authorities.  Additionally, under the Written Agreement the Company entered into with the Federal Reserve Bank of San Francisco in March 2010, the Company may not receive any dividends or other forms of payment from its banking subsidiary representing a reduction in the banking subsidiary’s capital or make payments to its shareholders without the prior approval of the Federal Reserve Bank of San Francisco and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Further, under the terms of the Company’s participation in the U.S. Treasury’s TARP CPP, the Company must obtain approval by the U.S. Treasury for a period of three years following the initial date of the U.S. Treasury’s investment for any proposed increases in the payment of cash dividends on its common stock.  Additionally, the Company may not pay dividends on its common stock if it is not current with all dividends on its Series A Senior Preferred Stock issued to the U.S. Treasury or the Series B preferred stock outstanding, issued as part of the Company’s private placement in March 2010.  For additional information related to the Company’s participation in the CPP as well as the preferred stock issued in under the Company’s private placement in March 2010, see Note 24. Preferred Stock and Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K.

The following table provides a summary of dividends the Company has declared and paid on its common stock during the last two years ending December 31, 2009:

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

The following table summarizes information as of December 31, 2009 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time:

Number of
	Securities To Be		Weighted Average	Number of Securities
	Issued Upon Exercise		Exercise Price of	Remaining Available
Plan Category	of Outstanding Options		Outstanding Options	For Future Issuance
Equity compensation plans approved by security holders:	440,738	(1)	$9.15	462,584	(2)
Equity compensation plans not approved by security holders:	N/A		N/A	N/A

(1) Under the 2005 Equity Based Compensation Plan, the Company is authorized to issue restricted stock awards.  Restricted stock awards are not included in the table above.  At December 31, 2009 there were 58,514 shares of restricted stock issued and outstanding.  See also Note 14. Share Based Compensation Plans, of the Consolidated Financial Statements on this Form 10-K for more information on the Company's equity compensation plans.

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

As of December 31, 2008, the Company repurchased and retired 56,175 shares of its common stock under the 2006 stock repurchase plan at a weighted average price of $16.61.  The Company made no repurchases of its common stock during 2008 or 2009.  As mentioned above, the Repurchase Plan expired in August 2008.

Item 6.  Selected Financial Data

The table below provides selected financial data that highlights the Company’s performance results for the five years ended December 31, 2009, 2008, 2007, 2006 and 2005 and for the three months ended December 31, 2009 and 2008:

	For The Three Months Ended,
	December 31,		At or For The Years Ended December 31,
(dollar amounts in thousands, except per share data)	2009	2008	2009	2008	2007	2006	2005
Consolidated Income Data:
Interest income	$13,534	$12,223	$49,559	$50,150	$45,174	$36,372	$30,175
Interest expense	2,698	2,871	10,049	12,564	14,751	9,316	5,016
Net interest income	10,836	9,352	39,510	37,586	30,423	27,056	25,159
Provision for loan losses	9,500	6,000	24,066	12,215	660	600	710
Net interest income after provision for loan losses	1,336	3,352	15,444	25,371	29,763	26,456	24,449
Non interest income	1,445	1,498	6,198	6,206	5,349	4,952	5,009
Non interest expense	8,826	7,208	34,516	29,434	23,908	20,955	18,718
Income/(loss) before income taxes	(6,045)	(2,358)	(12,874)	2,143	11,204	10,453	10,740
Provision for income taxes	(2,629)	(1,104)	(5,825)	497	4,287	3,791	4,103
Net income/(loss)	$(3,416)	$(1,254)	$(7,049)	$1,646	$6,917	$6,662	$6,637
Dividends and accretion on preferred stock	351	-	964	-	-	-	-
Net (loss) / income available to common shareholders	$(3,767)	$(1,254)	$(8,013)	$1,646	$6,917	$6,662	$6,637
Share Data:
(Loss) / earnings per common share - basic	$(0.25)	$(0.16)	$(1.04)	$0.22	$0.99	$1.00	$1.02
(Loss) / earnings per common share - diluted	$(0.25)	$(0.16)	$(1.04)	$0.21	$0.96	$0.96	$0.96
Dividend payout ratio (1)	0.00%	0.00%	0.00%	37.68%	35.55%	41.01%	0.00%
Book value per share	$8.07	$9.03	$8.07	$9.03	$9.04	$7.42	$6.85
Actual shares outstanding at end of period (2)	7,771,952	7,753,078	7,771,952	7,753,078	7,683,829	6,662,921	6,543,581
Weighted average shares outstanding - basic	7,704,060	7,660,342	7,697,234	7,641,726	6,984,174	6,650,620	6,476,334
Weighted average shares outstanding - diluted	7,704,060	7,660,342	7,697,234	7,753,013	7,228,804	6,925,582	6,878,958
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$40,738	$24,571	$40,738	$24,571	$46,419	$23,034	$44,559
Total investments and other securities	$121,180	$50,762	$121,180	$50,762	$47,556	$38,445	$44,402
Total gross loans	$728,679	$680,147	$728,679	$680,147	$613,217	$444,983	$368,133
Allowance for loan losses	$(14,372)	$(10,412)	$(14,372)	$(10,412)	$(6,143)	$(4,081)	$(3,881)
Total assets	$945,177	$805,588	$945,177	$805,588	$745,554	$541,774	$488,501
Total deposits	$775,465	$603,521	$775,465	$603,521	$644,808	$420,521	$417,797
Federal Home Loan Bank borrowings	$65,000	$109,000	$65,000	$109,000	$8,000	$50,000	$10,000
Junior subordinated debt	$13,403	$13,403	$13,403	$13,403	$13,403	$16,496	$8,248
Total stockholders' equity	$83,751	$70,032	$83,751	$70,032	$69,450	$49,472	$44,845
Selected Other Balance Sheet Data:
Average assets	$949,856	$794,989	$887,628	$779,575	$605,736	$503,877	$480,204
Average earning assets	$893,787	$738,651	$829,329	$722,061	$555,871	$455,497	$435,613
Average stockholders' equity	$88,779	$71,995	$86,949	$71,748	$55,927	$47,236	$41,340
Selected Financial Ratios :
Return on average assets	-1.43%	-0.63%	-0.79%	0.21%	1.14%	1.32%	1.38%
Return on average stockholders' equity	-15.27%	-6.93%	-8.11%	2.29%	12.37%	14.10%	16.06%
Net interest margin (3)	4.81%	5.04%	4.76%	5.21%	5.47%	5.94%	5.78%
Efficiency ratio (4)	70.84%	66.43%	75.34%	67.27%	66.83%	65.47%	62.04%
Capital Ratios:
Average stockholders' equity to average assets	9.35%	9.06%	9.80%	9.20%	9.23%	9.37%	8.61%
Leverage Ratio	8.24%	8.90%	8.24%	8.90%	9.60%	11.00%	9.61%
Tier 1 Risk-Based Capital ratio	9.59%	9.37%	9.59%	9.37%	10.08%	11.51%	10.98%
Total Risk-Based Capital ratio	10.85%	10.62%	10.85%	10.62%	11.04%	12.36%	11.93%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (5)	5.26%	2.75%	5.26%	2.75%	0.06%	0.01%	0.01%
Non-performing assets to total gross loans	5.39%	2.94%	5.39%	2.94%	0.06%	0.01%	0.01%
Non-performing assets to total assets (6)	4.15%	2.48%	4.15%	2.48%	0.05%	0.01%	0.01%
Allowance for loan losses to total gross loans	1.97%	1.53%	1.97%	1.53%	1.00%	0.92%	1.05%
Allowance for loan losses to non-performing loans	37.50%	55.75%	37.50%	55.75%	1817.46%	7420.00%	7187.00%
Net charge-offs (recoveries) to average loans	1.52%	0.88%	2.83%	1.21%	0.00%	0.10%	0.02%

(1) For 2008 cash dividends totaling $0.08 per share were paid.  For the years 2007 and 2006, cash dividends totaling $0.32 and $0.41 per share were paid. In the first quarter of 2006, the Company paid a special cash dividend of $0.25 per share.  No cash dividends were paid in 2009 and 2005.
(2) Actual shares have been adjusted to fully reflect stock dividends and stock splits.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on the sale of investment securities, sale of other real estate owned, sale of SBA loans and OTTI impairment losses.
(5) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.
(6) Non-performing assets are defined as assets that are past due 90 days or more and assets placed in non-accrual status plus other real estate owned.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the financial condition and results of operations of the Company as of and for years ended December 31, 2009, 2008 and 2007.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Financial Overview

For the year ended December 31, 2009, the Company recorded a net loss of approximately $7.0 million or $1.04 per common share.  For the years ended December 31, 2008 and 2007 the Company earned approximately $1.6 million, and $6.9 million or $0.21 and $0.96 per common share on a fully diluted basis, respectively.  On a year over year basis, net income declined approximately $8.6 million.  The primary factor behind the decline can be attributed to substantial provisions the Bank made to the allowance for loan losses during 2009, resulting from, among other things, increases in non-performing loans due in part to continued weaknesses in local, state and economic conditions.

2009 proved to be a challenging year as the Company’s results of operations were significantly impacted by a number a factors including, most notably, the additional provisions the Bank made to the allowance for loan losses.  A challenging credit environment and continued economic weakness, among other things, led the Bank to increase its allowance for loan losses by approximately $4.0 million, net of charge-offs and recoveries, to $14.4 million or 1.97% of total gross loans.  This compares to an allowance of $10.4 million or 1.53% of total gross loans as of December 31, 2008.  During 2009 the Bank also saw a considerable increase in the level of criticized and classified loans as well as “watch list” loan balances, resulting in part from continued economic stresses.  As the level of criticized, classified and watch list balances increased, so also did the level of non-accruing balances and ultimately charge-offs.  For the year ended December 31, 2009 net charge-offs totaled approximately $20.1 million, representing 2.83% of average loan balances.  This compares to net charge-offs of $7.9 million for 2008, representing 1.21% of average loan balances.  The Bank recorded a net recovery of approximately $21 thousand for 2007.

Operating results for 2009 were also impacted by a number of one-time charges, including the write-down of one OREO property in the approximate amount of $1.3 million.  Additionally, higher FDIC assessment costs related to a one-time Special Assessment imposed on all insured institutions and a one-time charge related to the true-up of the Bank’s FDIC assessment accrual together totaled approximately $1.0 million.  Further impacting 2009 results was the realization of a $0.4 million other than temporary impairment loss on several mortgage related securities, which is more fully discussed under Note 2. Investments of the consolidated financial statements filed on this Form 10-K.

Although 2009 marked a year of significant challenges with respect to the Company’s profitability, Management took considerable steps during the year to reinforce the oversight of the loan portfolio, specifically with respect to problem assets.  The Bank’s Special Assets department was significantly expanded and the independent loan review was moved to a bi-annual basis to augment Management’s ongoing internal review.  Additionally, In July 2009, the Company announced that Ron Oliveira joined the Bank as Executive Vice President and Chief Operating Officer/Chief Credit Officer. Mr. Oliveira brings over 27 years of banking experience to the Bank. Management believes the actions taken in 2009 to further enhance the Bank’s oversight of credit quality will enhance the Company’s ability to navigate through the continued weakened economic downturn.

The following provides a summary of operating results for the year ended December 31, 2009:

•
Interest income for the year ended December 31, 2009 was approximately $49.6 million, which represents a decline of approximately $0.6 million or 1.2%.  Lower earning asset yields during 2009, resulting from the current interest rate environment, contributed significantly to the year over year decline.  Additionally, higher balances of non-performing loans in 2009 resulted in approximately $0.8 million in interest reversals, contributing further to the year over year decline within this category.

Management’s Discussion and Analysis

•
Interest expense for the year ended December 31, 2009 was approximately $10.0 million, which represents a decline of approximately $2.5 million or 20.0%.  Lower offering rates in conjunction with the re-pricing of floating rate deposit balances as well as the pay-down of brokered deposits during 2009 contributed significantly to the decline in interest expense.  Additionally, significantly lower Federal Home Loan Bank borrowing costs resulting in part from pay-downs of borrowings due to significant core deposit growth, contributed further to the year over year decline in interest expense.

•
As a result of the items mentioned above, net interest income for the year ended December 31, 2009 was approximately $39.5 million.  When compared to the same period ended a year earlier, this represents an increase of approximately $1.9 million or 5.1%.  For the year ended December 31, 2009 the Company’s net interest margin was 4.76% compared to the 5.21% reported for 2008, representing a decline of 45 basis points.

•
For the year ended December 31, 2009, non-interest income totaled approximately $6.2 million, substantially unchanged from that reported for the same period ended a year earlier.  During 2009, the Bank recognized a number of one-time items in non-interest income, including the recognition of a one-time charge related to the recognition of other than temporary impairment (“OTTI”) on several investment securities totaling approximately $0.4 million.  Offsetting the OTTI charge, was the recognition of approximately $0.3 million as a net gain on the sale of investment securities, OREO property and SBA loans.  Additionally, the absence of approximately $0.3 million in income related to the Visa, Inc. IPO the Bank recognized in the second quarter of 2008, contributed to the slight year over year decline within this category.  Helping to offset declines within this category was a $0.7 million year over year increase in mortgage origination fee income.  For a more detailed discussion regarding non-interest income please see “Non-Interest Income” of Management’s Discussion and Analysis filed on this Form 10-K.

•
Non-interest expenses for the year ended December 31, 2009 were approximately $34.5 million or $5.1 million higher than the $29.4 million reported for the same period ended a year earlier.  Contributing to the increase in non-interest expense in 2009 were higher occupancy and equipment costs associated with a single branch re-location, higher FDIC assessment costs as previously mentioned, a $1.3 million write-down on a single OREO property and higher costs incurred related to the management of problem assets.  For a more detailed discussion regarding non-interest expense please see “Non-Interest Expense” of Management’s Discussion and Analysis filed on this Form 10-K.

•
The operating efficiency ratio for the year ended December 31, 2009 was 75.34% compared to 67.27% for the year ended December 31, 2008.  Excluding the impact of one-time items mentioned above totaling approximately $3.2 million including: OREO related expenses, OREO write-downs, and one-time FDIC assessment costs, the efficiency ratio for the year ended December 31, 2009 would have been 68.37%.

The following provides a summary of significant year to date changes in financial condition balances as of December 31, 2009:

•	Total assets at December 31, 2009 were approximately $945.2 million, approximately $139.6 million or 17.3% higher than that report at December 31, 2008.

•
Fed Funds sold and interest bearing due from balances totaled approximately $21.4 million at December 31, 2009, approximately $14.7 million or 221.7% higher than that reported at December 31, 2008.  Significant increases in core deposit balances in 2009 contributed significantly to higher balances within this category during 2009.

•
Available for sale investment securities totaled approximately $121.2 million at December 31, 2009, approximately $70.4 million or 138.7% higher than that reported at December 31, 2008.  As mentioned, core deposit balances increased significantly during 2009 and increases in the investment portfolio are the result in part of Management’s efforts to maximize earning asset yields in the absence of significant new loan originations.

•
Gross loans totaled approximately $728.7 million at December 31, 2009, representing an increase of approximately $48.5 million or 7.1% over that reported at December 31, 2008.  A significant majority of new originations in 2009 occurred in the category of commercial real estate.  For a more detailed discussion regarding the loan portfolio, please see “Loans” of Management’s Discussion and Analysis filed on this Form 10-K.

Management’s Discussion and Analysis

•
Total deposits were approximately $775.5 million at December 31, 2009, approximately $171.9 million or 28.5% higher than that reported at December 31, 2008.  Strong core deposit growth in 2009 allowed the Bank to pay down borrowings with the FHLB as well as brokered deposits.  Exclusive of pay downs in brokered deposits, total deposits increased approximately $209.3 million or 37.7% during 2009.  For a more detailed discussion regarding deposits, please see “Deposits and Borrowed Funds” of Management’s Discussion and Analysis filed on this Form 10-K.

•
FHLB Borrowings totaled approximately $65.0 million at December 31, 2009, down approximately $44.0 million or 40.4% from that reported at December 31, 2008.  As mentioned, higher core deposit balances in 2009 allowed the Bank to rely less on wholesale funding sources.

•
Shareholders’ equity totaled approximately $83.8 million at December 31, 2009, representing an increase of approximately $13.7 million or 19.6% over that reported at December 31, 2008.  Under the terms of the U.S. Treasury’s CPP, the Company issued $21.0 million in preferred equity to the U.S. Treasury in March of 2009.  The issuance of this equity is the primary factor behind the year over year variance in shareholders’ equity.  For additional information regarding the Company’s participation in the CPP and the related issuance of preferred stock, please see Note 24. Preferred Stock, of the consolidated financial statements filed on this Form 10-K.  See also “Recent Developments – Private Placement,” below.

The following provides an overview of asset quality as of and for the year ended December 31, 2009:

•
At December 31, 2009 non-performing assets totaled approximately $39.3 million, an increase of approximately $19.3 million or 96.2% over that reported at December 31, 2008.  The ratio of non-performing assets to total assets was 4.15% at December 31, 2009 compared to the 2.48% reported at December 31, 2008.

•
Non-performing loans totaled approximately $38.3 million at December 31, 2009, an increase of approximately $19.6 million or 105.2% over that reported at December 31, 2008.  Non-performing loans represented 5.26% of total gross loans as of December 31, 2009 compared to 2.75% reported for December 31, 2008.  At December 31, 2009 non-performing loans as a percent of the allowance for loan losses was 266.6% compared to 179.4% reported at December 31, 2008.

•
The allowance for loan losses was approximately $14.4 million at December 31, 2009, approximately $4.0 million higher than that reported at December 31, 2008.  During 2009, the Bank made approximately $24.1 million in provisions to the allowance for loan losses and charged-off approximately $20.2 million in loan balances.  At December 31, 2009 the allowance as a percentage of total gross loans was 1.97% compared to the 1.53% reported at December 31, 2008.

•	Net charge-offs for 2009 totaled approximately $20.1 million compared to the $7.9 million reported for 2008. Net charge-offs to average loans was 2.83% for 2009 compared to 1.21% reported for 2008.

•	Other real estate owned totaled approximately $0.9 million at December 31, 2009, down approximately $0.4 million from that reported at December 31, 2008.

For additional information regarding asset quality, the allowance for loan losses and provisions for loan losses, please see “Non-Performing Assets,” “Allowance for Loan Losses,” and “Provision for Loan Losses” of Management’s Discussion and Analysis filed on this Form 10-K.

Recent Developments

Regulatory Order and Written Agreement

As discussed above, on March 4, 2010, the FDIC and the DFI issued the Order to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and will continue to take all actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed below which, following a contribution of a portion of the proceeds to the Bank, will bring the Bank into compliance with the capital requirements of the Order.  Additionally and as previously discussed, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. With the capital raise secured, the Company and Bank believe they can successfully address the requirements of both the Order and the Written Agreement.

Management’s Discussion and Analysis

As of March 2010, the following provides a summary of the progress the Bank has made in complying with the provisions of the Order.

•
In March 2010 the Company raised approximately $60.0 million in capital through a private placement of which approximately $4.0 million was placed in escrow for a second closing, pending regulatory approvals required for the particular investor making such investment.  The Company intends to downstream the majority of these funds to the Bank as Tier I capital, at which time the Bank will be in compliance with the requirement to increase its Tier I leverage ratio to a level that meets or exceeds 10.0% and its Total Risk-Based capital ratio of 11.5%.

•	An independent study of the management and personnel structure of the Bank has begun, with results expected early in the second quarter of 2010.

•	During 2009 the Bank eliminated from its books all assets or portions of assets classified as “Loss” and one-half of assets classified as “Doubtful.”

•
The Bank is in the process of complying with the August 31, 2010 deadline to meet the provision to reduce the level of assets classified as “Substandard” in the ROE to a level not more than the greater of $50.0 million or 50% of Tier I capital and the allowance for loan losses. Upon the Company’s downstream of a majority of the funds it raised in its March 2010 private placement it will substantially have met this requirement.

•
The order requires the Bank to increase its allowance for loan losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise it ALLL methodology. The Bank subsequently made provisions of approximately $19.3 million in the third and fourth quarters of 2009.  Additionally, the Bank is in the process of revising its policy for determining the adequacy of the allowance for loan losses.

•
The Bank is currently in the process of developing a written plan to systematically reduce the amount of loans or other extensions of credit advanced, directly or indirectly, to or for the benefit of borrowers in the “Commercial Real Estate” concentration, with emphasis on those borrowers involved in construction and land development.

•	The Bank is in the process of developing a written plan to systematically reduce its level of non-performing assets.

•	The Bank has revised its written lending and collection policy to provide effective guidance and control over its lending function.

•	The Bank has revised its contingency funding plan and is in the process of revisions to the liquidity and funds management policy.

•	The Bank has adopted a comprehensive budget for all categories of income and expense for the calendar year 2010.

The above summary does not purport to be an exhaustive list of the items the Bank has made progress in with respect to the provisions of the Order, it does however provide a summary of progress the Bank has made with respect to items outlined in the Order that Management considers to be of significant importance.

As of March 2010, the following provides a summary of the progress the Bank has made in complying with the provisions of the Written Agreement:

•	The Company is currently in the process of updating its capital plan.

•	The Company is in the process of updating its cash flow projections for the calendar year 2010 with particular emphasis on the uses of cash for debt service, operational expenses and other purposes.

Management’s Discussion and Analysis

For additional information concerning the Consent Order and the Written Agreement, please see “Supervision and Regulation” of Item 1. Business of this 10-K and Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K.  For the full text of the Order and Written Agreement, please also refer to Company's current reports on Form 8-K regarding the Consent Order and Written Agreement which were filed with the Securities and Exchange Commission on March 10, 2010 and March 8, 2010, respectively.

Private Placement

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, pending receipt of regulatory approvals required for the particular investor purchasing such shares.  For additional information regarding the Company’s March 2010 private placement, please see Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K.

Participation in U.S. Treasury TARP CPP

On March 20, 2009, the Company issued 21,000 shares of Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million.  Additionally, the Company issued a warrant to the U.S. Treasury to purchase 611,650 shares of its common stock at a price of $5.15 per share, representing 15% of the preferred issuance or approximately $3.2 million.  For a more detailed discussion regarding the Company’s participation in the CPP, see Note 24. Preferred Stock of the consolidated financial statements filed on this Form 10-K.

Results of Operations

The Company reported a net loss of $7.0 million for the year ended December 31, 2009 compared to net income of $1.6 million and $6.9 million for the years 2008 and 2007, respectively.  For the year ended December 31, 2009 the Company reported a net loss of $1.04 per common share.  For the years ended 2008 and 2007 the Company reported fully diluted earnings per share of $0.21 and $0.96, respectively.  Earnings were negatively impacted on a year over year basis due in large part to the substantial increase in provisions the Bank made to the allowance for loan losses.  Additionally, a lower rate environment during 2009 as well as an increase in the level of non-performing loans placed pressure on earning asset yields, leading to a decline in the net interest margin during 2009.  For the year ended December 31, 2009 the net interest margin was 4.76% compared to the 5.21% and 5.47% reported for the years ended December 31, 2008 and 2007, respectively.  Also contributing to the year over year decline in the net interest margin was the reversal of approximately $0.8 million in previously accrued, but uncollected interest related to loans placed on non-accrual during 2009.  These interest reversals impacted the net interest margin by approximately 10 basis points during 2009.

Also impacting operating results for 2009 were higher operating expenses, due in large part to several one-time charges the Bank incurred during the year.  These one-time charges include: a $1.3 million write-down of an OREO property, $1.0 million related to higher FDIC assessment costs stemming from a special assessment imposed by the FDIC on all insured institutions and a true-up of the Bank’s FDIC assessment accrual during the third quarter of 2009 and $0.4 million related to OTTI impairment charges on several mortgage related securities.

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

Management’s Discussion and Analysis

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2009, 2008 and 2007.  The average balance of non-accruing loans has been included in loan totals:

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2009			December 31, 2008			December 31, 2007
		Yield/	Income/		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets
Investments with other banks	$119	2.52%	$3	$214	3.74%	$8	$499	1.60%	$8
Interest bearing due from	16,950	0.29%	49	-	0.00%	-	-	0.00%	-
Federal funds sold	14,555	0.14%	21	6,583	2.13%	140	15,878	4.94%	785
Investment securities taxable	67,197	4.55%	3,060	42,080	5.28%	2,223	25,585	4.87%	1,246
Investment securities non taxable	20,589	4.35%	896	17,079	4.34%	741	16,535	4.29%	710
Loans (1) (2)	709,919	6.41%	45,530	656,105	7.17%	47,038	497,374	8.53%	42,425
Total interest earning assets	829,329	5.98%	49,559	722,061	6.95%	50,150	555,871	8.13%	45,174

Allowance for possible loan losses	(12,342)			(7,845)			(4,784)
Other assets	70,641			65,359			54,649

Total assets	$887,628			$779,575			$605,736

Interest Bearing Liabilities
Interest bearing demand	$66,652	0.82%	$548	$74,170	0.60%	$447	$57,586	0.45%	$262
Savings	24,665	0.24%	60	25,678	0.81%	208	26,431	0.90%	238
Money market	202,927	1.51%	3,067	186,625	1.95%	3,638	123,667	3.57%	4,411
Time deposits	191,817	2.42%	4,638	142,124	3.30%	4,693	142,490	4.77%	6,795
Brokered money market funds	19,416	0.72%	140	6,590	1.24%	82	-	0.00%	-
Brokered time deposits	28,303	1.52%	431	17,372	3.66%	635	3,075	5.37%	165
Total interest bearing deposits	533,780	1.66%	8,884	452,559	2.14%	9,703	353,249	3.36%	11,871
Federal funds purchased	188	1.06%	2	3,406	2.55%	87	1,138	5.54%	63
Securities sold under agreement to repurchase	650	0.15%	1	2,283	2.01%	46	1,855	5.28%	98
Federal Home Loan Bank borrowing	76,953	0.76%	588	76,881	2.51%	1,933	33,136	5.43%	1,798
Federal reserve bank borrowings	14	0.49%	-	-	0.00%	-	-	0.00%	-
Junior subordinated debentures	13,403	4.28%	574	13,403	5.93%	795	12,234	7.53%	921
Total borrowed funds	91,208	1.28%	1,165	95,973	2.98%	2,861	48,363	5.95%	2,880
Total interest bearing liabilities	624,988	1.61%	10,049	548,532	2.29%	12,564	401,612	3.67%	14,751
Non interest bearing demand	167,226			151,529			141,123
Total funding	792,214	1.27%	10,049	700,061	1.79%	12,564	542,735	2.72%	14,751
Other liabilities	8,465			7,766			7,074
Total liabilities	800,679			707,827			549,809

Stockholders' Equity
Preferred stock	15,162			-			-
Common stock	48,681			46,829			32,909
Additional paid in capital	2,681			852			507
Retained earnings	21,933			24,435			22,463
Valuation allowance investments	(1,508)			(368)			48
Total stockholders' equity	86,949			71,748			55,927

Total liabilities and stockholders' equity	$887,628			$779,575			$605,736

Net interest income			$39,510			$37,586			$30,423
Net interest margin (3)		4.76%			5.21%			5.47%
(1) Non-accruing loans have been included in total loans.
(2) Loan fees of $918; $1,297; and $1,227 for the years ending December 31, 2009; 2008; and 2007 respectively have been included in interest income computation.
(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

Management’s Discussion and Analysis

The table below sets forth changes from 2008 to 2009 for average interest-earning assets and their respective average yields:

	Average Balance				Average Yield
	For The Year Ended,				For The Year Ended,
	December 31,		Variance		December 31,
(dollar amounts in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Interest-Earning Assets
Time deposits with other banks	$119	$214	$(95)	-44.39%	2.52%	3.74%	-1.22%
Interest bearing due from	16,950	-	16,950	100.00%	0.29%	0.00%	0.29%
Federal funds sold	14,555	6,583	7,972	121.10%	0.14%	2.13%	-1.99%
Investment securities taxable	67,197	42,080	25,117	59.69%	4.55%	5.28%	-0.73%
Investment securities non-taxable	20,589	17,079	3,510	20.55%	4.35%	4.34%	0.01%
Loans (1) (2)	709,919	656,105	53,814	8.20%	6.41%	7.17%	-0.76%

Total interest earning assets	$829,329	$722,061	$107,268	14.86%	5.98%	6.95%	-0.97%

(1)	Non-accruing loans have been included in loan totals.
(2)	Loan fees of $918 and $1,297 have been included in the interest income computation for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, average interest earning assets were approximately $107.3 million higher than that reported for the year ended December 31, 2008.  Organic loan growth as well as higher balances of Federal Funds sold, interest bearing due from and investment securities are the primary factors behind the increase.

For the year ended December 31, 2009, the average yield on loans was 6.41%.  This represents a decline of 76 basis points from the 7.17% reported for the same period ended a year earlier.  As economic conditions worsened throughout 2008, the FOMC moved to cut the overnight Fed Funds rate by over 400 basis points, which had a direct impact on yields in the loan portfolio as well as yields on other earning assets. Further impacting the year over year decline in the yield of the loan portfolio were interest reversals related to loans the Bank placed on non-accrual during 2009.  These interest reversals totaled approximately $0.8 million for 2009 and negatively impacted the yield on loans by approximately 11 basis points, ultimately reducing the net interest margin by approximately 10 basis points during 2009.  The decline in the yield of the loan portfolio is the primary factor contributing to the year over year decline in the yield on earning assets.

Additionally, higher average balances of Federal Funds sold and interest bearing due from, resulting from substantial deposit growth during 2009, placed further pressure on earning asset yields.  That said, during 2009 the Bank made selective purchases of mortgage related securities, in an effort to invest excess liquidity in higher yielding, cash flow generating instruments, in the absence of loan originations, to mitigate declines in the net interest margin.  The majority of these purchases carry a U.S. agency guarantee.  For the year ended December 31, 2009 the yield on earning assets was 5.98% or 97 basis points lower than the 6.95% reported for 2008.  For the year ended December 31, 2007 the yield on earning assets was 8.13%.

Management’s Discussion and Analysis

The table below sets forth changes from 2008 to 2009 for average interest-bearing liabilities and the respective average rates paid:
	Average Balance				Average Rate
	For The Year Ended,				For The Year Ended,
	December 31,		Variance		December 31,
(dollar amounts in thousands)	2009	2008	dollar	percentage	2009	2008	Variance
Interest Bearing Liabilities
Interest bearing demand	$66,652	$74,170	$(7,518)	-10.14%	0.82%	0.60%	0.22%
Savings	24,665	25,678	(1,013)	-3.95%	0.24%	0.81%	-0.57%
Money market	202,927	186,625	16,302	8.74%	1.51%	1.95%	-0.44%
Time deposits	191,817	142,124	49,693	34.96%	2.42%	3.30%	-0.88%
Brokered money market funds	19,416	6,590	12,826	194.63%	0.72%	1.24%	-0.52%
Brokered time deposits	28,303	17,372	10,931	62.92%	1.52%	3.66%	-2.14%
Federal funds purchased	188	3,406	(3,218)	-94.48%	1.06%	2.55%	-1.49%
Securities sold under repurchase agreements	650	2,283	(1,633)	-71.53%	0.15%	2.01%	-1.86%
Federal Home Loan Bank borrowing	76,953	76,881	72	0.09%	0.76%	2.51%	-1.75%
FRB Discount Window Borrowings	14	-	14	100.00%	0.49%	0.00%	0.49%
Junior subordinated debentures	13,403	13,403	-	0.00%	4.28%	5.93%	-1.65%

Total interest bearing liabilities	$624,988	$548,532	$76,456	13.94%	1.61%	2.29%	-0.68%

Average interest bearing liabilities increased approximately $76.5 million in 2009 from the $548.5 million reported at December 31, 2008.  The year over year increase can be attributed to higher average balances of money market and time deposit accounts, contributing approximately $66.0 million to the year over year increase.  The yield on interest-bearing liabilities was 1.61% for the year ended December 31, 2009.  When compared to the 2.29% reported for the year ended December 31, 2008, this represents a decline of 68 basis points.  The cost of interest bearing liabilities for the year ended December 31, 2007 was 3.67%.  The overnight Fed Funds rate remained at historic lows during the majority of 2009, contributing significantly to the year over year decline in the rate paid on average interest bearing liabilities.  As the Federal Reserve moved aggressively to lower rates during 2008 in response to, among other things, weakness in the credit markets and general economic conditions, the Bank moved to lower the rates paid on its deposits, the effects of which were more fully reflected in 2009.  The Bank continued to re-price its deposits in 2009 in an effort to mitigate declines in the net interest margin, resulting in large part from lower earning asset yields.  Contributing further to the year over year decline in the cost of interest bearing liabilities was a 175 basis point decline in the cost of borrowings with the FHLB.  Lower borrowing costs with the FHLB accounted for approximately $1.3 million or 53.5% of the $2.5 million decline in interest expense during 2009 compared to that reported for 2008.

Floating rate deposit balances and wholesale funding were instrumental during 2009 in helping to mitigate declines in the net interest margin.  At December 31, 2009 approximately $428.9 million or 63.1% of the Company’s interest bearing liabilities possessed a floating rate.  The ability to rapidly re-price the majority of its interest bearing liabilities in conjunction with the moves made by the FOMC during 2008 to lower the overnight Fed Funds rate was instrumental to the Bank in mitigating a substantial year over year decline in its net interest margin.

The Company’s net interest margin was 4.76%, 5.21% and 5.47% for the years ended December 31, 2009, 2008 and 2007, respectively.  As previously mentioned, the Bank reversed approximately $0.8 million in interest income related to loans it placed on non-accrual during 2009.  These reversals negatively impacted the net interest margin by approximately 10 basis points.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon.  This exercise is valuable in identifying risk exposures.  The results for the Company’s December 31, 2009 balances indicate that the net interest income at risk over a one year time horizon from a 1.0% and 2.0% upward and downward rate movement are within the Company’s policy guidelines for such changes.  See Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Management’s Discussion and Analysis

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of such change attributable to changes in average balances (volume) or changes in interest rates for the three years ended December 31, 2009, 2008 and 2007:

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2009			December 31, 2008			December 31, 2007
(dollar amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Investments with other banks	$(3)	$(2)	$(5)	$(7)	$7	$-	$4	$(5)	$(1)
Interest bearing due from	49	-	49	-	-	-	-	-	-
Federal funds sold	81	(200)	(119)	8,811	(9,456)	(645)	232	14	246
Investment securities taxable	1,178	(341)	837	881	96	977	(86)	107	21
Investment securities non-taxable (2)	232	3	235	36	11	47	14	(2)	12
Taxable equivalent adjustment (2)	(79)	(1)	(80)	(12)	(4)	(16)	(5)	1	(4)
Loans (1)	3,680	(5,188)	(1,508)	12,099	(7,486)	4,613	8,288	240	8,528

Net increase / (decrease)	5,138	(5,729)	(591)	21,808	(16,832)	4,976	8,447	355	8,802

Interest expense:
Savings, NOW, money market	113	(731)	(618)	1,516	(2,134)	(618)	249	2,165	2,414
Time deposits	1,392	(1,447)	(55)	(17)	(2,085)	(2,102)	1,666	657	2,323
Brokered funds	445	(591)	(146)	655	(103)	552	-	165	165
Other borrowings	(38)	(1,352)	(1,390)	1,490	(1,407)	83	390	54	444
Federal funds purchased	(52)	(33)	(85)	72	(48)	24	7	-	7
Long term borrowings	-	(221)	(221)	82	(208)	(126)	201	(119)	82

Net increase / (decrease)	1,860	(4,375)	(2,515)	3,798	(5,985)	(2,187)	2,513	2,922	5,435

Total net increase / (decrease)	$3,278	$(1,354)	$1,924	$18,010	$(10,847)	$7,163	$5,934	$(2,567)	$3,367
(1) Loan fees of $918, $1,297 and $1,227, for 2009, 2008 and 2007, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below sets forth changes for 2009, 2008 and 2007 in non-interest income exclusive of gains on the sale of securities, SBA loans and premises as well as OTTI impairment charges:

	For The Years Ended			Variances
	December 31,			2009		2008
(dollar amounts in thousands)	2009	2008	2007	dollar	percentage	dollar	percentage
Service charges on deposit accounts	$2,965	$3,284	$2,774	$(319)	-9.7%	$510	18.4%
ATM/Debit Card transaction/interchange fees	976	895	771	81	9.1%	124	16.1%
Bancard	180	231	232	(51)	-22.1%	(1)	-0.4%
Mortgage origination fees	1,253	568	461	685	120.6%	107	23.2%
Earnings on cash surrender value life insurance	504	474	433	30	6.3%	41	9.5%
Other	426	717	636	(291)	-40.6%	81	12.7%

Total	$6,304	$6,169	$5,307	$135	2.2%	$862	16.2%

For the year ended December 31, 2009, non-interest income, exclusive of realized gains and losses, increased approximately $135 thousand or 2.2% when compared to the same period ended a year earlier.

Several factors contributed to the year over year variance in non-interest income.  As evidenced in the table above, service charges on deposit accounts declined approximately $319 thousand during 2009 from that reported for 2008.  Management believes the decline within this category can be attributed to better cash management by business customers in an effort to control costs in the current economic environment.  Declines in Bancard revenues can be attributed to a decline in the volume of business transactions by various merchants in the Bank’s market area when compared to that experienced in 2008 due in large part to generally weakened economic conditions.

Management’s Discussion and Analysis

The decline in the category classified as “other” can be attributed in large part to the absence of approximately $273 thousand in income the Bank recognized in 2008 related to the mandatory redemption of preferred shares the Company received in connection with the initial public offering of Visa, Inc.

Offsetting the declines in non-interest income mentioned above, were higher ATM/Debit card fees.  Income within this category increased approximately $81 thousand in 2009 from that reported for 2008.  Greater focus on debit card usage in conjunction with additional core relationships the Bank obtained in 2009 were primary factors behind the year over year increase.

Further offsetting declines in non-interest income mentioned above were significantly higher mortgage origination fees.  Income within this category increased approximately $685 thousand during 2009 compared to that reported for 2008.  The expansion of the Bank’s origination team in conjunction with a favorable rate environment have contributed significantly to increased origination volumes and fees earned within this category during 2009.

The following table provides a summary of the total dollar volume and number of mortgage loans funded during the years ended December 31, 2009, 2008 and 2007:

	For The Years Ended December 31,			Variance
(dollar amounts in thousands)	2009	2008	2007	2009	2008
Dollar volume	$158,540	$64,199	$50,623	147.0%	26.8%
Number of loans	464	179	147	159.2%	21.8%

Non-interest income for 2008 totaled approximately $6.2 million, approximately $862 thousand or 16.2% higher than that reported for 2007.  A considerable portion of the 2008 increase can be attributed to the Company’s 2007 acquisition of Business First National Bank.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2008, 2007, and 2006:

	For The Years Ended			Variances
	December 31,			2009		2008
(dollar amounts in thousands)	2009	2008	2007	dollar	percentage	dollar	percentage
Salaries and employee benefits	$15,502	$15,561	$13,501	$(59)	-0.4%	$2,060	15.3%
Occupancy and equipment	4,917	4,542	3,381	375	8.3%	1,161	34.3%
Promotional	644	823	718	(179)	-21.7%	105	14.6%
Data processing	2,743	2,704	2,267	39	1.4%	437	19.3%
Stationery and supplies	431	428	350	3	0.7%	78	22.3%
Regulatory fees	1,984	475	146	1,509	317.7%	329	225.3%
Audit and tax costs	625	464	517	161	34.7%	(53)	-10.3%
Amortization core deposit intangible	1,049	861	393	188	21.8%	468	119.1%
Director fees	355	318	289	37	11.6%	29	10.0%
Communications	275	324	286	(49)	-15.1%	38	13.3%
Loan department costs	2,803	258	129	2,545	986.4%	129	100.0%
Other	3,188	2,676	1,931	512	19.1%	745	38.6%

Total	$34,516	$29,434	$23,908	$5,082	17.3%	$5,526	23.1%

Salaries and Employee Benefits

Salaries and employee benefits are the largest component of the Company’s non-interest expenses, totaling approximately $15.5 million for the year ended December 31, 2009.  Expenses in this category were substantially unchanged from the prior year, despite an increase in full time equivalent employees, due in large part to Management’s efforts to control costs in the current economic environment.  For the years ended December 31, 2009, 2008 and 2007 the total number of full time equivalent employees were 265, 223 and 242, respectively.

Management’s Discussion and Analysis

Expenses within this category were approximately $2.1 million higher in 2008 when compared to that reported for 2007.  The majority of the increase for 2008 can be attributed to the Company’s acquisition of Business First National Bank.

Occupancy and Equipment

Expenses within this category increased approximately $375 thousand during 2009 from that reported for 2008.  The year over year increase within this category can be attributed in large part to the re-location of one branch office as well as higher depreciation expenses associated with fixed asset purchases for this re-location.

Expenses within this category for 2008 increased approximately $1.2 million over that reported for 2007.  The primary factors contributing to the increase were the acquisition of Business First National Bank, additional rental expense incurred in connection with a sale leaseback transaction the Bank entered into during the second quarter of 2007, and the addition of a full service branch in the town of San Miguel.

As mentioned, during the second quarter of 2007, the Bank sold four of its properties in a sale leaseback transaction.  In connection with the sale, the Bank recorded a deferred gain in the approximate amount of $3.4 million, which will be recognized over a period of fifteen years as a credit to rental expense.  For the years ended December 31, 2009, 2008 and 2007, the Bank recognized approximately $227 thousand, $227 thousand and $114 thousand of the deferred gain on sale related to the sale lease-back transaction, respectively.

Promotional

For the year ended December 31, 2009 promotional expenses declined approximately $179 thousand from that reported for 2008.  The primary factor behind the decline can be attributed to cost controls implemented during 2009.

Regulatory Fees

For the year ended December 31, 2009, regulatory assessment costs increased approximately $1.5 million over that reported for 2008.  In addition to a general increase in FDIC insurance premiums, the Bank incurred approximately $1.0 million in one-time charges within this category related to a Special Assessment imposed by the FDIC on all insured institutions in the second quarter of 2009 and a true-up of the Bank’s FDIC assessment accrual during the third quarter of 2009.  As the FDIC has moved to replenish the Deposit Insurance Fund, insurance premiums have risen.  The Bank currently expects premiums for 2010 to be significantly higher than that reported for 2009.  Currently the Bank expects FDIC insurance premiums to total approximately $2.4 million for 2010.

For the year ended December 31, 2008, expenses within this category were approximately $329 thousand higher than that reported for 2007. During 2007, the Bank received a one-time assessment credit under the Federal Deposit Insurance Reform Act of 2005 to recognize its past contributions to the FDIC insurance fund.  It is the absence of this credit in 2008 that contributed to the 2008 increase within this category over that reported for 2007.

Core Deposit Intangible (“CDI”) Amortization

Amortizations for the Hacienda acquisition in October 2003 and the Business First National Bank acquisition in October 2007 are scheduled pursuant to analysis prepared by a third party to determine the fair value of deposits acquired in accordance with GAAP.  Accordingly, expense incurred for CDI amortization for the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $0.9 million and $0.4 million, respectively.

Loan Department Expenses

For the year ended December 31, 2009 expenses within this category increased approximately $2.5 million over that reported for 2008.  The primary factor behind the year over year increase within this category can be attributed to the write-down of an OREO property in the approximate amount of $1.3 million during the third quarter of 2009 following the receipt of updated appraisal information.  Additionally the year over year increase within this category can be attributed to additional costs incurred related to the management and increased level of problem assets.

Management’s Discussion and Analysis

Audit and Tax Costs

Increases within this category can be attributed to year over year increases in fees as well as additional costs incurred related to additional audit related services provided by the Company’s auditors during 2009.

Other Expenses

For the year ended December 31, 2009, expenses within this category increased approximately $0.5 million over that reported for 2008.  Increases within this category can be attributed in part to costs incurred related to various consulting services provided to the Company during 2009, including services related to the Company’s ongoing efforts to gain efficiencies in various parts of the organization.  Increases within this category in 2008 can be attributed in large part to the acquisition of Business First National Bank as well as higher net sundry losses.

Provision for Income Taxes

The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include, but are not limited to, tax-exempt interest income and earnings on bank-owned life insurance.  For the year ended December 31, 2009 the Company recorded an income tax benefit of approximately $5.8 million.  For the years ended December 31, 2008 and 2007 provision for income taxes was $0.5 million and $4.3 million, respectively.  The Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 was 45.2%, 23.2% and 38.3%, respectively.  The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was impacted significantly by the substantial provisions the Bank made to the allowance for loan losses during those years, significantly reducing pre-tax income.  As a result, income from permanent items such as interest on municipal securities and earnings on holdings of bank owned life insurance had a greater impact on the income tax provision than in prior periods.

Provision for Loan Losses

An allowance for loan losses has been established by Management to provide for those loans that may not be repaid in their entirety for a variety of reasons.  The allowance is maintained at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries.  The provision for loan losses is based upon Management’s analysis of the adequacy of the allowance for loan losses, which includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Bank’s best estimate of the allowance necessary to provide for probable estimable losses in the portfolio as of the balance sheet date.  In making this determination, the Bank analyzes the ultimate collectability of loans in the portfolio by incorporating feedback provided by internal loan staff, Management’s findings from internal loan reviews, findings from an independent semi-annual loan review function, and information provided by examinations performed by regulatory agencies.  The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses and makes adjustments to the related provision for loan losses accordingly.

The Bank accounts for problem loans in accordance with accounting guidance provided under U.S. GAAP.  U.S. GAAP provides that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired.  Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor.  The allowance for loan losses related to loans that are identified for evaluation in accordance with accounting guidance under U.S. GAAP is based on discounted cash flows using the loan’s historical effective interest rate stipulated in the loan agreement or the fair value of the collateral for certain collateral dependent loans.  When the Bank determines a loan to be impaired, an analysis is performed to determine the extent of the impairment and specific reserves may be established for such loans, which in many cases requires the Bank to make additional provisions for loan losses in addition to any provisions required under Management’s monthly analysis of the adequacy of the allowance, exclusive of the impact that such impaired loans may have on the required balance of the allowance and the related provision for loan losses.

Management’s Discussion and Analysis

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Bank’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses and any resulting provision for loan losses for the year ended December 31, 2009 is consistent with prior periods.

The Bank’s provision for loan losses was $24.1 million, $12.2 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007.  Provisions for loan losses in 2009 were approximately $11.9 million higher than that reported for 2008.  As economic conditions throughout the later part of 2008 and into 2009 worsened on national, state and local levels, the Bank moved to increase the allowance as required by monthly analyses it conducts in determining its adequacy to cover potential losses in the loan portfolio.  In addition, during the third quarter of 2009 the Bank’s independent loan review firm completed its semi-annual loan portfolio examination that augments Management’s internal loan review.  As a result of feedback from this review, in connection with Management’s own effort to identify and reserve for perceived credit risks in the portfolio and due to the continuation of worsening economic conditions, the level of non-accruing loans increased significantly in 2009 from that reported at December 31, 2008.  The balance of non-performing loans at December 31, 2009 totaled approximately $38.3 million, an increase of approximately $19.6 million or 105.2% from that reported at December 31, 2008. This increase in non-performing loans contributed significantly to the increased provisions for loan losses in 2009.

In the first quarter of 2010 and in expectation of due diligence to be conducted as part of the capital raise completed in March, the Bank contracted with an independent third party to perform an aggressive credit review of 153 of the largest commercial and commercial real estate loans held by the Bank. The total principal balance reviewed was approximately $377.0 million or approximately 50% of the outstanding loan portfolio as of the review date. The objective of this review was to determine loans that had  cash flow or repayment weaknesses (as measured by their ability to service debt from a historical perspective), and, which also had some collateral deficiencies or unknown collateral values to identify a possible “worst case scenario” for performance of the Bank’s commercial and commercial real estate portfolio utilizing certain assumptions about the performance of such loans within certain risk grading classifications. Based solely on assumptions about the performance of loans within certain risk grading classifications and extrapolating the potential loss over the remaining portfolio, the review identified certain additional levels of potential problem credits. The Bank is using this information to assist in identifying credit weaknesses earlier in the cycle to help mitigate future losses.

The Bank employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Bank typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  During 2009, the Bank further expanded the list of credits it has placed on the watch list in an effort to add additional oversight and to more closely scrutinize certain groups of loans that have experienced deterioration as a result of, among other things, the continued weakened state of local, state and national economic environments.  Management believes the significant economic downturn witnessed during 2008 and that continued into 2009 has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Bank, resulting in continued watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  At December 31, 2009 the balance of loans the Bank has graded “substandard” totaled approximately $75.4 million, of which approximately $38.2 million were non-accruing.  When compared to the $16.4 million in substandard balances as December 31, 2008, substandard balances increased approximately $59.0 million during 2009.

The Bank also makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 continued in 2009 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year over year increases in loan loss provisions.

Charge-offs during the year ended December 31, 2009 totaled approximately $20.2 million, an increase of approximately $12.1 million when compared to the $8.1 million in charge-offs reported for the year ended December 31, 2008.  For the year ended December 31, 2009 net charge-offs to average loans were 2.83% compared to the 1.21% reported for the year ended December 31, 2008.  During 2009 the majority of charge-offs occurred in the commercial and industrial, agriculture, construction and land segments of the loan portfolio, increasing significantly over charge-offs reported in those categories for 2008 and were mainly attributable to several large write-downs.  These losses in conjunction with an increase in the number and total dollar volume of past due and non-accruing loans within these segments contributed further to the additional provisions the Bank made to the allowance for loan losses during 2009 when compared to 2008.  Continued increases in the level of charge-offs, the number and dollar volume of past due, non-accruing and non-performing loans and any further significant downturn in economic conditions may result in further significant provisions to the allowance for loan losses.

Management’s Discussion and Analysis

Looking forward into 2010, Management anticipates there to be continued weakness in economic conditions on national, state and local levels compared to historical periods.  Many economic forecasts suggest there may be further increases in the national unemployment rate, which will undoubtedly place continued pressure on conditions within the Bank’s primary market area.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Bank has extended credit and as a result the Bank may be required to make further significant provisions to the allowance for loan losses during 2010.  That said, Management has and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

Financial Condition

At December 31, 2009 total assets were $945.2 million.  When compared to the $805.6 million reported at December 31, 2008, total assets increased by $139.6 million.  The year over year increase in total assets is primarily attributable to a $48.5 million increase in gross loan balances as well as a $70.4 million increase in the balance of the investment portfolio.  Asset growth in 2009 was due in large part to the significant increase in core deposit balances the Bank witnessed during the year.

Loan growth in 2009 was approximately $18.4 million less than that reported for 2008.  Gross loans increased approximately $66.9 million in 2008 compared to the $48.5 million in growth witnessed in 2009.  Weakened economic conditions as well as a more selective stance on the types of loans the Bank chooses to originate resulted in a lower level of loan growth during 2009.

At December 31, 2009 total deposits were $775.5 million or $171.9 million higher than the $603.5 million reported at the end of 2008.  The Bank placed considerable emphasis on deposit growth during 2009 in part to reduce wholesale funding balances and the reliance on brokered funds.  Exclusive of brokered deposits, total deposits increased approximately $209.3 million during 2009.  With the significant increase in retail deposit balances during the year, the Bank was able to pay brokered deposits down by approximately $37.4 million during 2009.

Federal Home Loan Bank (“FHLB”) borrowings declined approximately $44.0 million during 2009 from that reported at the end of 2008.  As previously mentioned, the emphasis the Bank placed on core deposit gathering during 2009 allowed for the pay-down of borrowings during the year.  For additional information regarding the Bank’s FHLB borrowings, see Note 9. Borrowings, of the consolidated financial statements filed on this Form 10-K.

As of December 31, 2009 earning assets to total assets were 93.8% compared to 93.2% at December 31, 2008.

Management’s Discussion and Analysis

Loans

At December 31, 2009, total gross loans were $728.7 million, or approximately $48.5 million higher than the $680.1 million reported at the end of 2008.  Of the increase in gross loans during 2007 approximately $151.3 million can be attributed to the acquisition of Business First National Bank.

The table below sets forth the composition of the loan portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005:

	2009		2008		2007		2006		2005
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Secured
Multi-family residential	$20,631	2.8%	$16,206	2.4%	$12,779	2.1%	$9,563	2.1%	$3,495	0.9%
Residential 1 to 4 family	25,483	3.5%	23,910	3.5%	24,326	4.0%	5,267	1.2%	4,925	1.3%
Home equity line of credit	29,780	4.1%	26,409	3.9%	17,470	2.8%	10,792	2.4%	14,685	4.0%
Commercial	337,940	46.5%	285,631	41.8%	274,266	44.7%	204,470	46.0%	187,231	50.9%
Farmland	13,079	1.8%	10,723	1.6%	11,557	1.9%	18,101	4.1%	14,753	4.0%
Commercial
Commercial and industrial	157,270	21.6%	157,674	23.1%	134,178	21.8%	72,550	16.3%	53,301	14.6%
Agriculture	17,698	2.4%	13,744	2.0%	11,367	1.9%	12,117	2.7%	5,939	1.6%
Other	238	0.0%	620	0.1%	535	0.1%	309	0.1%	809	0.2%
Construction
Single family residential	15,538	2.1%	11,414	1.7%	10,239	1.6%	7,785	1.7%	6,118	1.7%
Single family residential - Spec.	3,400	0.5%	15,395	2.3%	18,718	3.1%	10,805	2.4%	4,337	1.3%
Tract	2,215	0.3%	2,431	0.4%	1,664	0.3%	179	0.0%	150	0.0%
Multi-family	2,300	0.3%	5,808	0.9%	9,054	1.5%	5,343	1.2%	4,176	1.1%
Hospitality	14,306	2.0%	18,630	2.7%	16,784	2.7%	4,723	1.1%	1,650	0.4%
Commercial	27,128	3.7%	21,484	3.2%	30,677	5.0%	52,766	11.9%	42,427	11.5%
Land	52,793	7.2%	61,681	9.1%	31,064	5.1%	24,111	5.4%	18,123	4.9%
Installment loans to individuals	8,327	1.1%	7,851	1.2%	7,977	1.3%	5,598	1.3%	5,620	1.5%
All other loans (including overdrafts)	553	0.1%	536	0.1%	562	0.1%	504	0.1%	394	0.1%

Total loans, gross	$728,679	100.0%	$680,147	100.0%	$613,217	100.0%	$444,983	100.0%	$368,133	100.0%
Deferred loan fees	1,825		1,701		1,732		1,625		1,617
Reserve for possible loan losses	14,372		10,412		6,143		4,081		3,881

Total loans, net	$712,482		$668,034		$605,342		$439,277		$362,635

Loans held for sale	$9,487		$7,939		$902		$1,764		$3,392

Management’s Discussion and Analysis

The following table sets forth the year over year changes in loan balances for each major category of the loan portfolio as of December 31, 2009:

			Variance
(dollar amounts in thousands)	2009	2008	Dollar	Percentage
Real Estate Secured
Multi-family residential	$20,631	$16,206	$4,425	27.3%
Residential 1 to 4 family	25,483	23,910	1,573	6.6%
Home equity line of credit	29,780	26,409	3,371	12.8%
Commercial	337,940	285,631	52,309	18.3%
Farmland	13,079	10,723	2,356	22.0%
Commercial
Commercial and industrial	157,270	157,674	(404)	-0.3%
Agriculture	17,698	13,744	3,954	28.8%
Other	238	620	(382)	-61.6%
Construction
Single family residential	15,538	11,414	4,124	36.1%
Single family residential - Spec.	3,400	15,395	(11,995)	-77.9%
Tract	2,215	2,431	(216)	-8.9%
Multi-family	2,300	5,808	(3,508)	-60.4%
Hospitality	14,306	18,630	(4,324)	-23.2%
Commercial	27,128	21,484	5,644	26.3%
Land	52,793	61,681	(8,888)	-14.4%
Installment loans to individuals	8,327	7,851	476	6.1%
All other loans (including overdrafts)	553	536	17	3.2%

Total loans, gross	$728,679	$680,147	$48,532	7.1%

Deferred loan fees	1,825	1,701	124	7.3%
Reserve for possible loan losses	14,372	10,412	3,960	38.0%

Total loans, net	$712,482	$668,034	$44,448	6.7%

Loans held for sale	$9,487	$7,939	$1,548	19.5%

Real Estate Secured

At December 31, 2009, real estate secured balances were $426.9 million or approximately $64.0 million higher than that reported at December 31, 2008.  The year over year growth within this category can be attributed primarily to increases in commercial real estate.  Higher commercial real estate balances in 2009 can be attributed in part to the completion of several large construction projects and their subsequent reclassification from construction to commercial real estate.  The aggregate balance of these large loans was approximately $14.8 million at December 31, 2009.  Further contributing to the year over year increase in commercial real estate balances was the funding of one $9.0 million credit during the third quarter of 2009 for the purpose of purchasing professional office space, occupied by three national tenants.  This credit was originated with a loan to value of 50% and a debt coverage ratio of 2.4 times.  During 2009 the Bank also made several new loans in excess of $1.0 million.  The aggregate balance of these loans was approximately $22.8 million as of December 31, 2009.  These new loans were made to borrowers in the industries of professional, commercial and hospitality.

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

At December 31, 2009, real estate secured commitments represented approximately 556.1% of the Bank’s total risk based capital.  This when compared to the 510.7% reported at December 31, 2008, represents an increase of 45.4 percentage points.

Management’s Discussion and Analysis

At December 31, 2009, approximately $174.6 million or 40.9% of the real estate secured segment of the loan portfolio was considered owner occupied.

Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, on commercial properties in our primary market area for the last three years were as follows: 5.5% to 9.0% in 2009, 4.5% to 8.0% in 2008 and 6.0% to 7.0% in 2007.  An uptick in capitalization rates, as indicated above, would indicate that we are seeing some pressure on commercial real estate prices within our market, primarily resulting from weakened economic conditions.

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

The following provides a break-down of the Bank’s real estate secured portfolio as of December 31, 2009:

	December 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Real Estate Secured
Retail	$45,885	$2,727	$48,612	10.7%	59.7%	65	$5,000
Professional	81,309	76	81,385	18.0%	99.9%	99	10,000
Hospitality	73,002	115	73,117	16.1%	89.8%	41	10,891
Multi-family	20,631	-	20,631	4.6%	25.3%	21	4,066
Home equity lines of credit	29,780	19,686	49,466	10.9%	60.7%	318	1,680
Residential 1 to 4 family	25,483	437	25,920	5.7%	31.8%	71	3,000
Farmland	13,079	1,959	15,038	3.3%	18.5%	25	2,450
Healthcare / medical	18,467	59	18,526	4.1%	22.7%	34	2,155
Restaurants / food establishments	8,395	-	8,395	1.9%	10.3%	14	2,541
Commercial	96,099	1,065	97,164	21.4%	119.3%	122	5,000
Other	14,783	-	14,783	3.3%	18.1%	25	2,100

Total real-estate secured	$426,913	$26,124	$453,037	100.0%	556.1%	835	$48,883

Commercial

At December 31, 2009, loans within this category were approximately $3.2 million or 1.8% higher than that reported at December 31, 2008.  Higher agricultural balances were the primary factor behind the year over year increase within this category.  The year over year increase in agriculture balances can be attributed to the funding of several new loans, two of which accounted for $2.7 million of 2009 increase within this category.  These loans were made to borrowers within the Bank’s primary market area.  While the Bank extended new credit to borrowers within the commercial and industrial segment of the portfolio, these fundings were offset by several large pay-downs during 2009, leaving balances within in this segment unchanged from that reported at December 31, 2008.

At December 31, 2009, commercial and industrial balances were considered a concentration at 288.7% of the Bank’s total risk-based capital compared to the 324.0% reported at December 31, 2008.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP contributed substantially to the year over year decline.   Although Management considers this segment of the loan portfolio a concentration, the Bank’s credit exposure is somewhat diverse with respect to the industries that the Bank makes loans to.

Management’s Discussion and Analysis

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of December 31, 2009:

	December 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Commercial and Industrial
Agriculture	$2,937	$3,981	$6,918	2.9%	8.5%	30	$2,000
Oil gas and utilities	1,567	1,623	3,190	1.4%	3.9%	10	1,200
Construction	18,878	16,786	35,664	15.2%	43.8%	169	2,750
Manufacturing	11,019	6,957	17,976	7.6%	22.1%	98	1,675
Wholesale and retail	14,108	5,676	19,784	8.4%	24.3%	120	1,250
Transportation and warehousing	2,350	429	2,779	1.2%	3.4%	31	596
Media and information services	10,728	1,801	12,529	5.3%	15.4%	27	8,000
Financial services	10,953	3,117	14,070	6.0%	17.3%	46	5,866
Real estate / rental and leasing	16,988	7,344	24,332	10.4%	29.9%	86	3,500
Professional services	17,909	7,319	25,228	10.7%	31.0%	145	1,994
Healthcare / medical	18,387	19,583	37,970	16.2%	46.6%	114	11,355
Restaurants / food establishments	25,766	2,148	27,914	11.9%	34.3%	117	6,000
All other	5,680	1,005	6,685	2.8%	8.2%	60	2,062

Commercial and industrial	$157,270	$77,769	$235,039	100.0%	288.7%	1,053	$48,248
Construction

At December 31, 2009, loans within this category were approximately $10.3 million lower than that reported at December 31, 2008.  Contributing to the year over year decline was the move of approximately $5.5 million in balances to OREO status during the year.  Additionally, the Bank charged-off approximately $2.2 million in construction balances during 2009.  Contributing further to the year over year decline was the reclassification of several large construction loans to the commercial real estate category following the completion of the underlying projects.  The Bank classifies real estate construction loans as construction until projects are complete.  If upon the completion of construction the loan is retained, it is re-classified as real estate secured.

At December 31, 2009 total construction commitments represented approximately 103.8% of the Bank’s total risk based capital.  This when compared to the 135.9% reported at December 31, 2008, represents a decline of approximately 32.1 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP in conjunction with the items mentioned in the preceding paragraph contributed substantially to the year to date decline.  Approximately $27.2 million or 42.0% of the Bank’s construction portfolio was considered owner occupied as of December 31, 2009.

Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

All loans the Bank originates that are considered construction or for acquisition and development are monitored by a construction budget.  Draw requests are aligned with monthly projections and reviewed against documents submitted by the borrower.  In addition a third party construction inspector conducts regular on-site visits to the project site and provides a written report comparing the loan balance to work completed, budget accuracy, as well as the adequacy of funds left to disburse against the remaining costs to complete the project.

As part of its ongoing monitoring of acquisition and development loans, the Bank periodically evaluates the appropriateness of continued use of interest reserves.  Various factors are considered by the Bank when determining the continued use of an interest reserve with focus placed on certain “red flags” during the life-cycle of acquisition and development projects (acquisition, development, and construction).  Such red flags are designed to alert the Bank to potential significant delays or execution risk for the overall project, which would indicate that continued use of an interest reserve is not appropriate, and include such things as the borrower’s delay, neglect, or failure to: (1) perform appropriate engineering and environmental studies, (2) prepare site plans, (3) submit formal applications to relevant planning and zoning authorities, (4) subdivide, level, or grade the site, (5) build out required site improvements, and (6) properly manage the construction phase of the project.

Management’s Discussion and Analysis

As of December 31, 2009 the Bank has extended nine loans with interest reserves for various reasons in the normal course of business.  This would include, for example, allowing adequate time to complete the construction project, securing permanent financing or an SBA guarantee.  No loans with interest reserves have been renewed or restructured.

The differences in underwriting practices for loans with interest reserves versus those without interest reserves are nominal.  The merits of any construction or acquisition and development loan are underwritten by examining the various financial and environmental factors specific to the project.  The viability of the project is then layered against the financial strength of the sponsor/guarantor and their historical track record of performance.  This process is essentially the same whether the proposed loan will include an interest reserve or not.

At December 31, 2009 the outstanding balance of loans with an interest reserve totaled approximately $29.3 million and interest reserves related to these loans totaling approximately $1.1 million.  As of December 31, 2009 all loans with interest reserves were performing as agreed.

The following provides a break-down of the Bank’s construction portfolio as of December 31, 2009:

	December 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Construction
Single family residential	$15,538	$5,583	$21,121	25.0%	25.9%	26	$4,600
Single family residential - Spec.	3,400	253	3,653	4.3%	4.5%	6	1,250
Tract	2,215	-	2,215	2.6%	2.7%	10	532
Multi-family	2,300	100	2,400	2.8%	2.9%	4	1,500
Commercial	27,128	13,768	40,896	48.3%	50.2%	22	6,720
Hospitality	14,306	-	14,306	17.0%	17.6%	3	7,359

Total construction	$64,887	$19,704	$84,591	100.0%	103.8%	71	$21,961

Land

At December 31, 2009, land balances were approximately $8.9 million lower than that reported at December 31, 2008.  The year over year decline can be attributed to the pay down / payoff of several loans as well as balances the Bank charged-off during 2009, totaling approximately $8.9 million.  Additionally during 2009 the Bank moved approximately $2.3 million in land balances to OREO, contributing further to the year over year decline.

While the Bank has extended new credit within this category, the Bank remains very selective with respect to any new originations within this segment and has been requiring borrowers to commit additional capital than in previous years.  All significant new originations during 2009 were made to borrowers within the Bank’s primary market area.

The single largest loan within this category is for a residential tract development and carries a balance of approximately $10.7 million at December 31, 2009.    This project, while located in Kern County of the California Central Valley is for a client within the Bank’s primary market area. The project was funded in the first quarter of 2008 and had an approximate loan to value of 50.0%, based on an appraisal conducted at the time.  During the ground grading process as the property was being developed, the client discovered that there was considerable value in the rock and as a result has begun to develop a rock quarry operation on part of the development site. The Bank is in the process of valuing both the development and quarry operations separately to create separate purpose financing.  The loan continues to perform as agreed.

At December 31, 2009 total land commitments represented 65.8% of the Bank’s total risk based capital.  When compared to the 85.2% reported at December 31, 2008, this represents a decline of approximately 19.4 percentage points.  The additional capital obtained under the Company’s participation in the U.S. Treasury’s CPP in conjunction with the year over year decline in balances within this segment contributed substantially to the year to date decline.

At December 31, 2009 approximately $9.4 million or 17.7% of total land balances were considered owner occupied.

Management’s Discussion and Analysis

The following provides a break-down of the Bank’s land portfolio as of December 31, 2009:

	December 31, 2009				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Land
Single family residential	$6,227	$-	$6,227	11.6%	7.6%	27	$1,000
Single family residential - Spec.	1,849	-	1,849	3.4%	2.3%	7	618
Tract	26,755	-	26,755	49.9%	32.8%	10	10,673
Multi-family	2,315	-	2,315	4.3%	2.8%	3	1,003
Commercial	11,808	860	12,668	23.6%	15.6%	23	1,500
Hospitality	3,839	-	3,839	7.2%	4.7%	4	2,001

Total land	$52,793	$860	$53,653	100.0%	65.8%	74	$16,795

Installment

At December 31, 2009, installment loans totaled approximately $8.3 million, an increase of approximately $0.5 million from that reported at December 31, 2008.  Loans within this category include loans to individual borrowers for a variety of reasons including: automobile purchases, personal loans, credit card purchases as well as loans for other consumer goods.  The Bank typically makes such loans to borrowers within the Bank’s primary market area.

Loans Held for Sale

At December 31, 2009 loans held for sale were approximately $1.5 million higher than that reported at December 31, 2008.  The year over year increase can be attributed in part to the strong demand the Bank has seen for mortgage re-financing given the significantly lower rate environment during 2009.

Foreign Loans

At December 31, 2009, the Bank had no foreign loans outstanding.

Management’s Discussion and Analysis

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio as well as information about fixed and variable rate loans at December 31, 2009.  Loans currently at their floor were classified as fixed in the table below:

			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
(dollar amounts in thousands)	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$997	$4,016	$1,218	$4,977	$7,112	$2,311	$20,631
Residential 1 to 4 family	9,564	3,696	4,837	2,272	3,057	2,057	25,483
Home equity line of credit	18,542	-	-	-	883	10,355	29,780
Commercial	45,123	23,262	54,918	27,411	184,210	3,016	337,940
Farmland	5,177	477	743	1,708	4,974	-	13,079
Commercial
Commercial and industrial	58,342	34,712	24,001	23,725	16,490	-	157,270
Agriculture	5,683	6,961	1,121	759	3,174	-	17,698
Other	8	3	108	-	119	-	238
Construction
Single family residential	7,712	5,985	-	-	1,841	-	15,538
Single family residential - Spec.	2,784	616	-	-	-	-	3,400
Tract	2,215	-	-	-	-	-	2,215
Multi-family	900	1,400	-	-	-	-	2,300
Hospitality	-	13,126	-	-	1,180	-	14,306
Commercial	8,874	10,109	4,825	-	3,320	-	27,128
Land	39,566	8,373	2,337	2,340	177	-	52,793
Installment loans to individuals	2,548	252	1,283	1,554	2,001	689	8,327
All other loans (including overdrafts)	553	-	-	-	-	-	553

Total loans, gross	$208,588	$112,988	$95,391	$64,746	$228,538	$18,428	$728,679

Variable rate loans	101,861	18,542	45,263	13,573	1,919	-	181,158
Fixed rate loans	106,727	94,446	50,128	51,173	226,619	18,428	547,521

Total loans, gross	$208,588	$112,988	$95,391	$64,746	$228,538	$18,428	$728,679

The Company has an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities.  At December 31, 2009, the simulation indicated that a +100 basis point move would increase interest income on loans by approximately $0.5 million.  This is primarily the result of a considerable number of loans currently at floors significantly higher than the current prime rate.

Summary of Market Condition

Prices of single family homes have fallen significantly from market highs seen in 2007 in California as a whole.  Along with other segments in the real estate sector, commercial real estate prices in the Company’s market area experienced pressure during 2009 and the Company has begun to see increases in vacancy rates in certain retail, industrial and office segments.  The most recent data available to the Company shows vacancy rates within retail, industrial and office segments to be approximately 5.6%, 6.1% and 9.7%, respectively as of the third quarter of 2009.  This compares to 3.0%, 5.4% and 6.1%, respectively as of the third quarter of 2008.  The Company realizes that any prolonged and significant downturn in the national, state and local economies may further impact the values of commercial real estate within its market footprint as well as the borrowers to whom the Bank has extended such credit and as such vacancy rates may increase in future periods.  As such, Management continues to closely monitor the credits within this segment of the loan portfolio for potential signs of deterioration.  Additionally, the Bank is aware that as economic conditions worsen and levels of unemployment continue to rise, borrowers to whom the Bank has extended commercial lines of credit may come under additional pressure to satisfy their outstanding obligations.  That said, the Bank continues to employ stringent lending standards and remains very selective with regard to any additional commercial real estate, real estate construction, land and commercial loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment.

Management’s Discussion and Analysis

Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, we have not been immune to the effects of a slowdown on a state or national level.  As previously mentioned, with the effects of a weakened economy placing more pressure on borrowers, the ability of consumers to satisfy outstanding obligations to the financial sector, as a whole, has begun to languish.  We believe that within certain areas of our local economy these more macro level concerns have become more evident.  This has had an impact on the level of and type of loans the Bank has placed on non-accrual and charged-off during 2008 and 2009.  Additionally, the Company has devoted considerable resources to the monitoring of credits within the loan portfolio in order to take any appropriate steps when and if necessary to mitigate any material adverse impact the effects of weakened economic conditions may have on the Bank overall.

As of December 31, 2009, a substantial portion of loans the Bank originated within the major categories of commercial real estate, construction, land, and commercial and industrial were made to borrowers within our current market footprint.

Credit Quality

While the Bank continues to adhere to prudent underwriting standards, the credit quality of the Bank’s loan portfolio is impacted by numerous factors, including the economic environment in the markets it operates and its impact on real estate prices securing collateral dependent loans in the Bank’s loan portfolio.  Weakened economic conditions have had, and if continue to persist, may further impact real estate used as collateral for certain loans the Bank has made.  Additionally, weak economic conditions have impacted certain borrowers to who the Bank has extended credit, making it difficult and in some cases impossible for those borrowers to continue to make scheduled loan payments.  An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in collateral values has resulted in and if such conditions continue, may result in further increases in provisions for loan losses and have an adverse impact on the Company’s operating results.

In an effort to manage credit quality the Bank monitors loans in the portfolio with the assistance of a semi-annual independent loan review to identify and mitigate any potential credit quality issues and losses in a proactive manner.  Management’s review in conjunction with the semi-annual independent review focuses on non-watch related credits within certain pools of loans that may be expected to experience stress due to economic conditions.  This process allows the Bank to validate credit ratings, underwriting structure and the Bank’s estimated exposure in the current economic environment and enhance communications with borrowers where necessary ultimately in an effort to mitigate potential losses to the Bank.

2009 has proven to be a difficult year for the Bank.  Significantly weakened economic conditions have resulted in a considerable increase in the number and dollar volume of past due loans as well as loans the Bank has placed on non-accrual during the year.  In response to these conditions, the Bank formed a Special Assets department in 2008.  This area of the Bank not only monitors loans that have been classified as non-performing and/or groups of loans that have been downgraded in order to enhance communications with borrowers, assist in the “work-out” of certain credits, more closely monitor collateral, and determine the Bank’s exposure to such relationships.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable incurred losses as of the date of the balance sheet.  The allowance is comprised of three components: specific credit allocation, general portfolio allocation, and subjectively determined allocation.  The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances.

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when the borrower is no longer performing under the contractual terms of the original loan agreement.  The Bank may also consider a loan impaired when based on certain information and events surrounding a borrower, it is determined that the likelihood of the Bank receiving all scheduled payments, including interest, when due is remote.  Once a loan is classified as impaired, the Bank places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Bank typically establishes a corresponding valuation allowance, which then becomes a component of the Bank’s specific credit allocation in the allowance for loan losses.

Management’s Discussion and Analysis

General Portfolio Allocation

For purposes of determining the general portfolio allocation of the allowance, the loan portfolio is segmented into several pools of loans, exclusive of balances individually evaluated for impairment, similar to the stratification presented in Note 3. Loans, of the consolidated financial statements filed on this Form 10-K.  The loan portfolio is then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment of the loan portfolio according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates applied are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Bank’s prior experience with such loans.

Subjectively Determined Allocation

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

Management periodically monitors loans in the portfolio to identify certain credits that may be impaired and/or experiencing deterioration and as such, makes appropriate changes in the level of the allowance when necessary.  Management employs the use of, among other things, a watch list, loan grading system, feedback provided by internal loan staff regarding specific credits, Management’s findings from internal loan reviews, findings and analyses provided from the Bank’s semi-annual independent loan review function and information provided from examinations by regulatory agencies to manage credit risk and address any necessary changes in the required level of the allowance for loan losses in a timely manner.

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date.  The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment.  While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Continued weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods and a higher balance in the Bank’s allowance for loan losses.

The allowance for loan losses increased in 2009, due to several factors including: a considerably weakened economy, an increase in the number of and dollar volume of past due and non-performing loans, an increase in the level of charge-offs when compared to prior periods and an increase in the balance of classified loans.  At December 31, 2009 the balance of loans the Bank classified as “substandard” totaled approximately $75.4 million compared to the $16.4 million in loans classified as substandard at December 31, 2008.  The year over year increase in substandard balances resulted in higher required balances in the general portfolio allocation under the Bank’s methodology for determining an appropriate level for the allowance for loan losses.  Higher charge-off rates for 2009 also contributed to the higher required balances of the general portfolio allocation of the allowance.  Additionally, weakened economic conditions as well as negative trends in credit quality resulted in higher required balances of the subjectively determined allocation of the allowance.  As a result of the items mentioned the Bank made provisions to the allowance for loan losses in the amount of $24.1 million during 2009, compared to provisions of approximately $12.2 million during 2008.  As a result the allowance for loan losses at December 31, 2009 was approximately $14.4 million compared to the $10.4 million reported at December 31, 2008, an increase of approximately $4.0 million or 38.0% during 2009.

Management’s Discussion and Analysis

Loans charged-off during 2009 totaled approximately $20.2 million compared to the $8.1 million and $0.2 million reported for 2008 and 2007, respectively.  Net charge-offs to average loans for 2009, 2008 and 2007 were 2.83%, 1.21%, 0.00%, respectively.  At December 31, 2009 the allowance for loan losses represented 1.97% of total gross loans compared to the 1.53% reported at December 31, 2008.

As of December 31, 2009 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Bank’s loan portfolio.

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio.  However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.  The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio as well as the percentage that each major category of loans comprises as compared to total gross loan balances as of December 31, 2009, 2008, 2007, 2006, and 2005:

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
(dollars amounts in thousands)	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
Real Estate Secured
Multi-family residential	$119	2.8%	$250	2.4%	$129	2.1%	$86	2.1%	$35	0.9%
Residential 1 to 4 family	264	3.5%	364	3.5%	246	4.0%	49	1.2%	50	1.3%
Home equity line of credit	179	4.1%	406	3.9%	172	2.8%	98	2.4%	155	4.0%
Commercial	6,081	46.5%	4,354	41.8%	2,747	44.7%	1,878	46.0%	1,976	50.9%
Farmland	208	1.8%	167	1.6%	117	1.9%	167	4.1%	155	4.0%
Commercial
Commercial and industrial	4,635	21.6%	2,405	23.1%	1,339	21.8%	665	16.3%	567	14.6%
Agriculture	178	2.4%	208	2.0%	117	1.9%	110	2.7%	62	1.6%
Other	1	0.0%	10	0.1%	6	0.1%	4	0.1%	8	0.2%
Construction
Single family residential	304	2.1%	177	1.7%	98	1.6%	69	1.7%	66	1.7%
Single family residential - Spec.	46	0.5%	239	2.3%	190	3.1%	98	2.4%	50	1.3%
Tract	190	0.3%	42	0.4%	18	0.3%	-	0.0%	-	0.0%
Multi-family	90	0.3%	94	0.9%	92	1.5%	49	1.2%	43	1.1%
Hospitality	107	2.0%	281	2.7%	166	2.7%	45	1.1%	16	0.4%
Commercial	270	3.7%	333	3.2%	307	5.0%	486	11.9%	446	11.5%
Land	1,644	7.2%	947	9.1%	313	5.1%	220	5.4%	190	4.9%
Installment loans to individuals	40	1.1%	125	1.2%	80	1.3%	53	1.3%	58	1.5%
All other loans (including overdrafts)	16	0.1%	10	0.1%	6	0.1%	4	0.1%	4	0.1%

Total allowance for loan losses	$14,372	100.0%	$10,412	100.0%	$6,143	100.0%	$4,081	100.0%	$3,881	100.0%

As of December 31, 2009 the allocation of the allowance for loan losses to the categories of commercial real estate, commercial and industrial and land have increased considerably when compared to that allocated to these categories at the end of 2008.  As previously disclosed the balance of substandard loans increased approximately $59.0 million in 2009 with approximately $40.5 million or 68.6% of this increase attributable to the categories of loans mentioned.  As a result, during 2009 the Bank increased its allocation of the allowance for loan losses to these categories as required by the Bank’s calculation of the general portfolio allocation of the allowance.  Additionally, charge-offs in the commercial real estate, commercial and industrial and land segments of the portfolio accounted for approximately $15.0 million or 74.4% of total charge-offs for 2009.  This in conjunction with an increase in past due balances within these categories during 2009 and the continued weakness in local, state and national economic conditions have resulted in additional allocation of reserves to these categories when compared to 2008.

Continued weakness in economic conditions, increases in the level of charge-offs, increased in the number and dollar volume of past due and non-performing loans may result in further significant provisions to the allowance for loan losses and increases in the allocation of the allowance to these categories.

Management’s Discussion and Analysis

The following table provides an analysis of the allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	For The Years Ended December 31,
(dollars amounts in thousands)	2009	2008	2007	2006	2005

Balance, beginning of period	$10,412	$6,143	$4,081	$3,881	$3,247
Balance of Business First National Bank, beginning of period	-	-	1,381	-	-
Charge-offs:
Real Estate Secured
Multi-family residential	-	-	-	-	-
Residential 1 to 4 family	558	555	-	-	-
Home equity line of credit	-	-	-	-	-
Commercial	339	340	-	-	-
Farmland	-	-	-	-	-
Commercial
Commercial and industrial	5,816	3,854	233	508	86
Agriculture	2,224	-	-	-	-
Other	-	-	-	-	-
Construction	2,218	1,837	16	-	-
Land	8,886	1,434	-	-	-
Installment loans to individuals	163	20	-	44	12
All other loans	-	36	-	9	2

Total charge-offs	20,204	8,076	249	561	100
Recoveries:
Real Estate Secured
Multi-family residential	-	-	-	-	-
Resiential 1 to 4 family	21	2	-	-	-
Home equity line of credit	-	-	-	-	-
Commercial	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial
Commercial and industrial	54	107	191	101	-
Agriculture	4	-	-	-	-
Other	-	-	-	-	-
Construction	16	-	70	-	-
Land	-	-	-	-	-
Installment loans to individuals	2	1	3	56	24
All other loans	1	20	6	4	-

Total recoveries	98	130	270	161	24

Net charge-offs / (recoveries)	20,106	7,946	(21)	400	76

Additions to allowance charged to operations	24,066	12,215	660	600	710

Balance, end of period	$14,372	$10,412	$6,143	$4,081	$3,881

Gross loans, end of period	$728,679	$680,147	$613,217	$444,983	$368,133

Net charge-offs to average loans	2.83%	1.21%	0.00%	0.10%	0.02%

Allowance for loan losses to total gross loans	1.97%	1.53%	1.00%	0.92%	1.05%

Non-performing loans to allowance for loan losses	241.28%	179.36%	5.50%	1.35%	1.39%

Management’s Discussion and Analysis

Non-Performing Assets

The Bank’s Management is responsible for monitoring loan performance, which is done through various methods, including a review of loan delinquencies and personal knowledge of customers.  Additionally, the Bank maintains both a “watch” list of loans that, for a variety of reasons, Management believes require regular review as well as an internal loan classification process.  Semi-annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Bank to augment Management’s own internal review of loans in the portfolio.  A list of delinquencies, the watch list, internal loan classifications and internal and external loan reviews are reviewed regularly by the Bank’s Board of Directors.

The Bank has a non-accrual policy that requires a loan greater than 90 days past due and/or specifically determined to be impaired to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection.  When loans are placed on non-accrual status, all accrued but uncollected interest income is reversed from earnings.  Once on non-accrual status payments received on such loans are applied as a reduction of the loan principal balance.  Interest on a loan is only recognized on a cash basis and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Loans may be returned to accrual status if Management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

Loans typically move to non-accruing status from the Bank’s “substandard” risk grade.  When a loan is first classified as substandard, the Bank obtains updated appraisal information on the underlying collateral. Once the updated appraisal is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses if Management believes that the full amount of the Bank’s recorded investment in the loan is no longer collectible.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances on such loan have been charged-off.  The Bank orders new appraisals on underlying collateral in order to have the most current indication of fair value, if appraisals obtained while the loan was classified as substandard are deemed to be out dated.

If a complete appraisal will take a significant amount of time to complete, while waiting for an appraisal the Bank may also rely on a broker’s price opinion or other meaningful market data, such as comparables, in order to derive its best estimate of a property’s fair value at the time the decision to classify the loan as substandard, or move the loan to non-accruing status, is made.  Once a loan is on non-accruing status an analysis of the underlying collateral is performed at least quarterly.

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

Negative undertones associated with the economy and real estate markets have resulted in the expansion of the Bank’s internal watch list as well as the number of and dollar volume of non-accruing loans during 2009 as witnessed in the table below.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Bank believes these actions will serve to potentially minimize any future losses the Bank may incur related to problem loans, we cannot guarantee that the Bank will not experience an increase in non-performing loans, given continued uncertainties surrounding the state and national economies.

As evidenced in the table below summarizing the Bank’s non-performing assets, the current economic downturn has had a significant impact in regard to loans related to land, construction commercial and industrial and commercial real estate.

Management’s Discussion and Analysis

The following table provides a summary of the Bank’s non-performing assets as of December 31, 2009 and 2008:

	December 31,		Variance
(dollar amounts in thousands)	2009	2008	Dollar	Percent

Loans delinquent 90 days or more and still accruing	$151	$348	$(197)	-56.6%

Non Accruing Loans:
Commercial real estate	$11,035	$1,961	$9,074	462.7%
Residential 1-4 family	1,147	265	882	332.8%
Home equity lines of credit	320	320	-	0.0%
Commercial and industrial	8,429	7,060	1,369	19.4%
Agriculture	3,172	-	3,172	100.0%
Construction	3,838	5,990	(2,152)	-35.9%
Land	10,182	2,720	7,462	274.3%
Other	47	11	36	327.3%

Total non-accruing loans	$38,170	$18,327	$19,843	108.3%

Other real estate owned	$946	$1,337	$(391)	-29.2%

Total non-performing assets	$39,267	$20,012	$19,255	96.2%

Ratio of allowance for loan losses to total gross loans	1.97%	1.53%

Ratio of allowance for loan losses to total non-performing loans	37.50%	55.75%

Ratio of non-performing loans to total gross loans	5.26%	2.75%

Ratio of non-performing assets to total assets	4.15%	2.48%

Non-performing loans totaled approximately $38.3 million at December 31, 2009, an increase of approximately $19.6 million or 105.2% from that reported at December 31, 2008.  As previously mentioned, current economic conditions have had a considerable impact on borrowers to whom the Bank has extended credit and as such the level of non-performing loans has increased dramatically over that reported in prior years.  At December 31, 2009 the ratio of non-performing loans to total loans was 5.26% compared to the 2.75% reported at December 31, 2008.

The following discussion provides additional information regarding significant non-accruing balances within each major category of the loan portfolio as of December 31, 2009:

Real Estate Secured – Commercial (“CRE”)

CRE non-accruing balances totaled approximately $11.0 million at December 31, 2009, an increase of approximately $9.1 million or 462.7% over that reported at December 31, 2008.  The majority of balances within this category can be attributed to ten loans to eight borrowers, totaling approximately $9.4 million, representing 85.2% of non-accruing CRE balances.  The following provides a break-down of these balances as of December 31, 2009:

•
Approximately $1.8 million can be attributed to one loan in which the Bank is currently working with the borrower to restructure and pay-down with proceeds from the sale or refinance of other client assets.

•
Approximately $1.5 million can be attributed to one loan in which the Bank is working with the borrower to bring current.  Recent data suggests that the borrower’s financial condition is sound.  The borrower is also working to sell other assets to pay-down the loan.

•
Two loans made to two separate borrowers totaling approximately $1.8 million in which the Bank has restructured.  A third party has expressed interest in assuming responsibility for these notes and the Bank anticipates these notes to pay-down sometime during the first quarter of 2010.

•
Two loans totaling approximately $1.7 million made to one borrower are currently paying as agreed.  Based on the borrower’s recent performance and financial condition, the Bank currently anticipates these loans will move back to performing status sometime during the second quarter of 2010.

Management’s Discussion and Analysis

•	The Bank currently anticipates receiving proceeds from the sale of collateral securing two loans to one borrower totaling approximately $1.1 million during the first half of 2010.
•
One loan to one borrower totaling approximately $0.9 million, secured by commercial property in the Bank’s primary market area.  The Bank is working with the bankruptcy trustee to liquidate the collateral and pay-down the loan.

•
One loan to one borrower totaling approximately $0.7 million.  The borrower is currently paying on the loan and recent financial information concerning the borrower indicates the borrower currently has the cash flow to continue to service the loan.

Commercial and Industrial (“C&I”)

C&I non-accruing balances totaled approximately $8.4 million at December 31, 2009, an increase of approximately $1.4 million or 19.4% over that reported at December 31, 2008.  The majority of C&I balances can be attributed to ten loans to eight borrowers totaling approximately $6.2 million or 73.9% of total C&I non-accruing balance.  The following provides a break-down of these balances as of December 31, 2009:

•
One loan in the approximate amount of $0.1 million.  A third party has expressed interest in assuming responsibility for the note.  The Bank currently anticipates this note to pay-down sometime during the first quarter of 2010.

•
One loan in the approximate amount of $0.1 million is secured by real estate in the Bank’s primary market as well as various business assets.  Recent financial information concerning the client indicates the borrower currently has the cash flow to continue to service the loan.

•
Three loans to one borrower totaling approximately $0.9 million.  The underlying collateral represents leased residential real estate.  The Bank is in the process of taking possession of the collateral and its rent proceeds to liquidate and pay-down the loan.

•
One loan in the approximate amount of $0.4 million.  The borrower has been paying as agreed.  The Bank currently anticipates the loan to move back to performing status sometime during the second quarter of 2010.

•	One loan in the approximate amount of $0.2 million. The Bank is working with the borrower to restructure the loan and pay-down with proceeds with from the sale or refinancing of other client assets.
•	One loan in the approximate amount to $0.5 million contains an SBA guarantee. Physical collateral has been repossessed and is being liquidated.
•
One loan in the approximate amount of $0.4 million is secured by real estate in the Bank’s primary market area. The Bank is working with the bankruptcy trustee to liquidate collateral and pay-down the loan.

•
One loan in the approximate amount of $3.6 million is secured by real estate in the Bank’s primary market area.  A recent appraisal indicates its value is sufficient to cover the carrying value of the loan.  The Bank continues to work towards liquidation of the collateral.

Construction

Non-accruing construction balances totaled approximately $3.8 million at December 31, 2009, a decline of approximately $2.2 million or 35.9% over that reported at December 31, 2008.  The year over year decline can be attributed in large part to approximately $5.5 million in balances migrating to OREO status during 2009 as well as charge-offs totaling approximately $2.2 million.  Comprising a considerable majority of construction balances are eleven loans to three borrowers totaling approximately $3.5 million or 92.2% of non-accruing construction balances.  Several loans totaling approximately $1.3 million have pre-approved purchase contracts in place and Management currently anticipates closings to occur during the first quarter of 2010.  Several other loans are secured by finished tract, spec and single family residential construction.  The Bank is in the process of obtaining possession of the collateral to liquidate and pay-down the related loans.

Land

Non-accruing land balances totaled approximately $10.2 million at December 31, 2009, an increase of approximately $7.5 million or 274.3% over that reported at December 31, 2008.  Balances within this category can be attributed in large part to nine loans to seven borrowers totaling approximately $9.3 million or 91.4% of total non-accruing land balances.  The following provides a break-down of these balances as of December 31, 2009:

Management’s Discussion and Analysis

•	Three loans to two borrowers totaling approximately $2.9 million representing land for residential tract development. The Bank is currently working to take possession of and liquidate the collateral.
•
Two loans to one borrower totaling approximately $1.3 million representing land within the Bank’s primary market area.  The Bank is currently in negotiation with the borrower to take possession of the collateral and liquidate it.

•
One loan totaling approximately $1.1 million.  A third party has expressed interest in assuming responsibility for the loan.  The Bank currently anticipates the loan to pay-down during the first quarter of 2010.

•
One loan in the amount of $1.0 million that was written down by approximately $2.6 million to the current appraised value.  The Bank is currently in the process of working with the borrower to liquidate the collateral and receive additional recovery.

•	One loan in the amount of $0.9 million that was written down by approximately $227 thousand to the current appraised value.
•	One loan to one borrower in the amount of $2.0 million that was written down by approximately $339 thousand to the current appraised value.

Agriculture

Non-accruing agriculture balances totaled approximately $3.2 million at December 31, 2009.  Increases within this category can be attributed in large part to one loan to one borrower.  The Bank is currently working with this borrower to liquidate the collateral.

The following table reconciles the change in total non-accruing balances for the year ended December 31, 2009:

	Balance	Additions to		Transfers to OREO	Returns to		Balance
	December 31,	Non-Accruing	Net	or Foreclosed	Preforming		December 31,
(dollar amounts in thousands)	2008	Balances	Paydowns	Collateral	Status	Charge-offs	2009
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	265	2,602	(1,162)	-	-	(558)	1,147
Home equity line of credit	320	-	-	-	-	-	320
Commercial	1,961	10,407	(523)	(35)	(436)	(339)	11,035
Farmland	-	-	-	-	-	-	-
Commercial
Commercial and industrial	7,060	11,336	(2,395)	(1,742)	(14)	(5,816)	8,429
Agriculture	-	5,643	(247)	-	-	(2,224)	3,172
Other	-	-	-	-	-	-	-
Construction
Single family residential	-	1,465	(380)	-	-	(145)	940
Single family residential - Spec.	5,990	3,557	-	(5,541)	(1,250)	(2,073)	683
Tract	-	2,215	-	-	-	-	2,215
Multi-family	-	-	-	-	-	-	-
Hospitality	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Land	2,720	30,222	(924)	(2,277)	(10,673)	(8,886)	10,182
Installment loans to individuals	11	292	(10)	(83)	-	(163)	47
All other loans	-	-	-	-	-	-	-

Totals	$18,327	$67,739	$(5,641)	$(9,678)	$(12,373)	$(20,204)	$38,170

The following table reconciles the change in loans 90 days past due and still accruing for the year ended December 31, 2009:

	Balance	Additions to	Transfers	Transfers to OREO	Returns to		Balance
	December 31,	90 Day Plus	to Non-Accruing	or Foreclosed	Preforming		December 31,
(dollar amounts in thousands)	2008	Balances	Status	Collateral	Status	Charge-offs	2009
Loans 90 days deliquent or more and still accruing	$348	$7,018	$(6,379)	$-	$(268)	$(568)	$151

Management’s Discussion and Analysis

The following table further breaks-down non-performing loans and presents their composition of total gross loan balances and of the allowance for loan losses as of December 31, 2009.  The table below also summarizes charge-offs for 2009 by loan category.

	Non-Performing				YTD Charge-offs
			Percent of
		Percent	Outstanding	Percent of		Percent
(dollar amounts in thousands)	Balance	of Total	Loans	Allowance	Balance	of Total
Real Estate Secured
Multi-family residential	$-	0%	0.0%	0.0%	$-	0.0%
Residential 1 to 4 family	1,147	3.0%	4.5%	8.0%	558	2.8%
Home equity line of credit	320	0.8%	1.1%	2.2%	-	0.0%
Commercial	11,035	28.7%	3.3%	76.8%	339	1.7%
Farmland	-	0.0%	0.0%	0.0%	-	0.0%
Commercial
Commercial and industrial	8,580	22.4%	5.5%	59.7%	5,816	28.8%
Agriculture	3,172	8.3%	17.9%	22.1%	2,224	11.0%
Other	-	0.0%	0.0%	0.0%	-	0.0%
Construction
Single family residential	940	2.5%	6.0%	6.5%	145	0.7%
Single family residential - Spec.	683	1.8%	20.1%	4.8%	2,073	10.3%
Tract	2,215	5.8%	100.0%	15.4%	-	0.0%
Multi-family	-	0.0%	0.0%	0.0%	-	0.0%
Hospitality	-	0.0%	0.0%	0.0%	-	0.0%
Commercial	-	0.0%	0.0%	0.0%	-	0.0%
Land	10,182	26.6%	19.3%	70.8%	8,886	44.0%
Installment loans to individuals	47	0.1%	0.6%	0.3%	163	0.8%
All other loans (including overdrafts)	-	0.0%	0.0%	0.0%	-	0.0%

Totals	$38,321	100.0%	5.3%	266.6%	$20,204	100.0%

The Bank typically moves to charge-off loan balances when, based on various evidence, it believes that those balances are no longer collectible.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Once the Bank is made aware of such information an analysis is performed to quantify the amount of any impairment that may exist and a corresponding valuation allowance is established in the allowance for loan losses if necessary.

Such loans are monitored internally on a regular basis by the Bank’s Special Assets Department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans.  If updated periodic information suggests that the value of the collateral is further impaired, in the case of a performing loan a valuation allowance is established and in the case of a non-performing loan, the loan’s balance is written down to the updated value of underlying collateral and subsequently carried at fair value.

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of December 31, 2009:

	For the years ended
	December 31,
(dollars in thousands)	2009	2008
Beginning balance	$1,337	$-
Additions	9,595	1,337
Dispositions	(8,521)	-
Write-downs	(1,465)	-

Ending balance	$946	$1,337

Management’s Discussion and Analysis

As of December 31, 2009, the balance of OREO was approximately $0.9 million, a decrease of approximately $0.4 million from that reported at December 31, 2008.  During 2009 the Bank moved balances to OREO in the approximate amount of $9.6 million and sold twelve properties, resulting in a reduction in the balance of OREO of approximately $8.5 million, as represented in the table above.  Thus far the Bank has been able to sell foreclosed properties in a reasonable amount of time following their acquisition, allowing for those funds to be re-deployed for other investment, such as the funding of new loans.  In connection with the sale of OREO properties in 2009, the Bank recognized aggregate losses of approximately $0.3 million.  The Bank did not sell any foreclosed collateral during 2008.

Total Cash and Due from Banks

Total cash and due from banks were $19.4 million and $17.9 million at December 31, 2009 and 2008, respectively.  This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.

Other Earning Assets

Other earning assets are comprised of Federal Home Loan Bank stock, Federal Funds sold (funds lent on a short-term basis to other banks), interest bearing due from balances, investments in securities and short-term interest bearing deposits at other financial institutions.  These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

The following table summarizes the balances of the Company’s other earning assets as of December 31, 2009, 2008 and 2007:

	2009		2008		2007
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank stock	$5,828	3.9%	$5,123	8.2%	$3,045	4.1%
Securities available for sale	121,180	81.6%	50,762	81.0%	47,556	64.2%
Interest bearing due from	17,046	11.5%	-	0.0%	-	0.0%
Federal funds sold	4,350	2.9%	6,650	10.6%	23,165	31.3%
Interest bearing deposits with other banks	119	0.1%	119	0.2%	330	0.4%

Total other earning assets	$148,523	100.0%	$62,654	100.0%	$74,096	100.0%

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on among other things the current liquidity needs of the Bank.  At December 31, 2009, the Bank held approximately $5.8 million in FHLB stock, an increase of approximately $0.7 million from that reported at December 31, 2008.

Investment Securities

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

At December 31, 2009, the balance of the investment portfolio was approximately $121.2 million or $70.4 million higher than that reported at December 31, 2008.  Although the values of certain securities within the portfolio declined in the face of continued market turbulence in 2009, purchases the Bank made during the year in the approximate amount of $99.4 million, offset in part by principal payments, maturities, calls and sales in the aggregate amount of $28.8 million, contributed to the overall increase in the balance of the portfolio.  During 2009 the Bank sold approximately $16.0 million in investment securities and recognized an aggregate pre-tax gain of approximately $333 thousand.  Gains on the sale of investments for the years ended December 31, 2008 and 2007 totaled approximately $37 thousand and $6 thousand, respectively.

Management’s Discussion and Analysis

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At December 31, 2009 the securities portfolio had net unrealized losses, net of taxes of approximately $1.1 million, substantially unchanged from that reported at December 31, 2008.  Unrealized losses in the investment portfolio in the last two years can be attributed in part to extreme market turbulence, stemming from the ongoing financial crisis and weakened economic conditions.

During 2008 and 2009, the credit markets came under significant duress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Bank’s portfolio was not completely immune to this.  Although substantially all of the Bank’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market, the inability of many consumers to meet their mortgage related obligations, and the strong need for liquidity during 2008 and 2009 have, among other things, been influential in placing pressure on the prices of these types of securities.

At December 31, 2009, the Bank owned twelve Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $21.9 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase. Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Bank owns with the exception of one mezzanine bond (subordinate).  At December 31, 2009, six bonds in the approximate amount of $13.8 million, have been reassessed by one or more of the rating agencies (the Bank must use the most recent and lowest rating when there are discrepancies between the agencies) and subsequently downgraded below investment grade.  All six of these bonds are in senior or super senior tranche positions of their respective deals, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support.

As more fully disclosed in Note 2. Investments, of the consolidated financial statements filed on this Form 10-K, during the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those mentioned in the previous paragraph.  Based on this analysis, the Company determined four securities with an aggregate remaining book balance of approximately $5.4 million to be other than temporarily impaired.  As a result, the Bank realized approximately $372 thousand in aggregate pre-tax losses related to these securities during 2009.

The Bank continues to perform regular extensive analyses, monthly, on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of December 31, 2009, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

All PMBS the Bank owns are in senior or super senior tranche positions of their respective deals, except for one mezzanine bond, meaning that the Bank has priority in cash flows and has subordinate tranches below its position providing credit support.  The more credit support or enhancement, the more protection is provided from possible losses on non-performing collateral.  Credit support on PMBS the Bank owns has increased from the time of purchase through December 31, 2009, except for one bond.  As the Bank receives cash flow on its senior positions and principle is reduced quicker than default losses are applied to the subordinate positions, the credit enhancement percentage grows.

The majority of the Bank’s mortgage securities were issued by:  The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At December 31, 2009 approximately $78.0 million or 79.5% of the Bank’s mortgage related securities were issued by a government agency such as those listed above.

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

Management’s Discussion and Analysis

The following tables provide a summary of the Company’s securities portfolio, including amortized cost and fair value as of December 31, 2009 and 2008:

		Gross	Gross
(dollar amounts in thousands)	Amortized	Unrealized	Unrealized
As of December 31, 2009	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies and corporations	$108	$-	$(4)	$104
Mortgage backed securities
Agency	78,203	619	(872)	77,950
Non-agency	21,935	1,184	(2,966)	20,153
Obligations of state and political subdivisions	22,653	421	(210)	22,864
Other securities	109	-	-	109

Total	$123,008	$2,224	$(4,052)	$121,180

December 31, 2008
Obligations of U.S. government agencies and corporations	$149	$-	$(1)	$148
Mortgage backed securities	-	-	-	-
Agency	16,454	166	(51)	16,569
Non-agency	18,885	-	(2,051)	16,834
Obligations of state and political subdivisions	17,020	373	(291)	17,102
Other securities	109	-	-	109

Total	$52,617	$539	$(2,394)	$50,762

The following table sets forth the maturity distribution of available-for-sale securities in the investments portfolio and the weighted average yield for each category at December 31, 2009:

			Weighted
	Amortized		Average
(dollar amounts in thousands)	Cost	Fair Value	Yield
Due in one year or less	$2,727	$2,752	4.14%
Due after one year through five years	81,236	80,376	4.63%
Due after five years through ten years	16,911	17,020	4.55%
Due after ten years	22,134	21,032	4.97%

Total	$123,008	$121,180	4.67%

Federal Funds Sold and Interest Bearing Due From

As of December 31, 2009, the total of federal funds sold and interest bearing due from balances was approximately $21.4 million or $14.7 million higher than that reported at December 31, 2008.  Although the balance of federal funds sold and interest bearing due from can vary significantly from day to day as a result of many factors, including the liquidity needs of our depositors, the year over year increase is also attributable in large part to higher core deposit balances during 2009, resulting in excess funds available for short-term over night investment.

Management’s Discussion and Analysis

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, the average rates paid on each of these categories, and the year over year variance from 2008 to 2009:

	2009		2008		Variance		2007
		Average		Average				Average
(dollar amounts in thousands)	Balance	Rate Paid	Balance	Rate Paid	Dollar	Percent	Balance	Rate Paid
Non interest bearing demand	$174,635	0.00%	$147,044	0.00%	$27,591	18.76%	$153,684	0.00%
Interest bearing demand	77,765	0.82%	72,952	0.60%	4,813	6.60%	69,558	0.45%
Savings	27,166	0.24%	21,835	0.81%	5,331	24.41%	41,599	0.90%
Money market	259,671	1.51%	173,199	1.95%	86,472	49.93%	206,754	3.57%
Time deposits	224,998	2.42%	139,872	3.30%	85,126	60.86%	160,692	4.77%

Total retail deposits	764,235	1.27%	554,902	1.55%	209,333	37.72%	632,287	2.38%

Brokered time deposits	10,230	1.52%	20,117	3.66%	(9,887)	-49.15%	12,521	5.37%
Brokered money market funds	1,000	0.72%	28,502	1.24%	(27,502)	-96.49%	-	0.00%

Total brokered deposits	11,230	1.20%	48,619	2.99%	(37,389)	-76.90%	12,521	5.37%

Total deposits	$775,465	1.27%	$603,521	1.61%	$171,944	28.49%	$644,808	2.40%

The following table provides a maturity distribution of domestic time certificates of deposits of $100,000 and over as of December 31, 2009 and 2008:

(dollar amounts in thousands)	2009	2008

Less than 3 months	$28,748	$31,876
3 to 12 months	66,676	29,917
Over 1 year	21,996	13,318

Total	$117,420	$75,111

Deposits

At December 31, 2009 the Bank had 34,975 deposit accounts consisting of non-interest bearing (“demand”), interest-bearing demand and money market accounts with balances totaling $512.1 million for an average balance per account of approximately $14.6 thousand; 13,025 savings accounts with balances totaling $27.2 million for an average balance per account of approximately $2.1 thousand; and 4,890 time certificate of deposit accounts, exclusive of brokered, with balances totaling $225.0 million, for an average balance per account of approximately $46.0 thousand.

As indicated in the tables above, total deposit balances at December 31, 2009 were approximately $775.5 million.  This represents an increase of approximately $172.0 million compared to the $603.5 million reported at the end of 2008.  The Bank’s focus on core deposit gathering in 2009 including the use of certain promotions, resulted in significantly higher money market, time certificate and non-interest bearing demand deposits.  Higher core deposit balances during 2009 has allowed the Bank to rely less on wholesale funding and brokered deposits.  Exclusive of pay-downs in brokered funds, deposit balances increased approximately $209.3 million during 2009.  At December 31, 2009 brokered deposits totaled $11.2 million, representing a decline of approximately $37.4 million from that reported at December 31, 2008.

Management’s focus on core deposit gathering in 2009 has significantly enhanced the Bank’s on-balance sheet liquidity and aided the Bank in bringing down the overall cost of funds, providing support for the net interest margin.  During 2009 the cost of deposits declined approximately 34 basis points to 1.27% from the 1.61% reported at December 31, 2008.

Core deposits (demand, savings, money market, exclusive of brokered funds and time certificates less than $100,000) gathered in the local communities served by the Bank continue to be the primary source of funds for loans and investments.  At December 31, 2009, core deposits represented approximately $657.0 million or 84.7% of total deposits.  This when compared to the $500.0 million balance at December 31, 2008, represents an increase of approximately $157.0 million.

Management’s Discussion and Analysis

Volatile Deposits

The table below provides a summary for deposit balances the Bank considers to be volatile as of December 31, 2009 and 2008:

		Percent of		Percent of
	December 31,	Total	December 31,	Total	Dollar
(dollar amounts in thousands)	2009	Deposits	2008	Deposits	Variance
Non interest bearing demand	$17,975	2.3%	$11,193	1.9%	$6,782
Interest bearing demand	2,578	0.3%	21,695	3.6%	(19,117)
Savings deposits	-	0.0%	196	0.0%	(196)
Money market deposits	11,113	1.4%	28,482	4.7%	(17,369)

Total volatile deposits	$31,666	4.0%	$61,566	10.2%	$(29,900)

The Bank monitors the balance of various accounts that it considers to be volatile for a variety of reasons and provides this data to the Board of Directors on a regular basis.  Accounts may be added to or removed from the volatile liability dependency report when, based on Management’s judgment, it is determined that these funds are not suitable for any form of long term investment or that the risk associated with these funds leaving the Bank has become minimal.  Typically a material change in the balances of these accounts is reflected in the balance of federal funds sold.  At December 31, 2009, the aggregate balance of deposits the Bank considers to be volatile was approximately $31.7 million or $29.9 million lower than that reported at December 31, 2008.

The year to date decline in balances the Bank considers to be volatile can be attributed in large part to declines in volatile interest bearing demand balances of approximately $19.1 million.  The year to date decline within this category is the result of two relationships leaving the Bank, the majority of which are considered public funds.  These declines were partially offset by an increase in volatile non-interest bearing demand balances.  The customers that hold these deposits engage in mortgage related activities.  As more and more home owners have moved to re-finance existing mortgages, given the current rate environment, deposit balances related to these customers have increased.  Management and the Board of Directors are aware that as conditions in the market change these relationships will be impacted.  Declines in the balance of volatile money market deposits can be attributed to two depositors using funds for tax payments and for investment in other asset classes.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the Federal Home Loan Bank (“FHLB”) and credit lines established with correspondent banks.

At December 31, 2009, FHLB borrowings were $65.0 million or $44.0 million lower than that reported at December 31, 2008.  The year over year decline in FHLB borrowing can be attributed to the significant increase the Bank saw in core deposit balances during 2009 allowing for less of a reliance on wholesale funding.  At December 31, 2009, the Bank’s remaining capacity to borrow from the FHLB was approximately $63.2 million.  Additionally, in September 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer in regard to a senior care facility. The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The letter of credit will expire in September 2010.  For additional information related to the Bank’s borrowings with the FHLB, please see Note 9. Borrowings, of the consolidated financial statements filed on this Form 10-K.

In October 2007 the Company renewed a promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million.  The note is revolving in nature for the first two years and the terms of the note call for quarterly interest only payments for the first two years with subsequent principal and interest payments for eight years on a fully amortized basis.  At December 31, 2009, there was no outstanding balance on this line of credit. The Company pledged 646,598 shares (51%) of the Bank’s stock as collateral for the line.  During the third quarter of 2009, the Company was advised that the ability to draw on the promissory note with PCBB was suspended.  The Company was informed that PCBB was not suspending the Company’s line due to any action or circumstance surrounding the condition of the Company itself, but rather PCBB  was suspending all such similar lines of credit that they had issued to financial institutions due to overall uncertainty in the economic environment.  The Company did not deem this to be of a material nature as the line was not used during 2008 or 2009.  Due to lack of use, the Company did not renew the line upon its maturity in October 2009.  The original two year note was executed in October 2003 and was originally obtained to assist with cash and capital needs for the acquisition of Hacienda Bank.

Management’s Discussion and Analysis

During 2009 the Bank established a credit arrangement with another correspondent bank to provide an additional source of short-term liquidity.  As of December 31, 2009, there was no outstanding balance on this line and the remaining capacity to borrow against this line was $15.0 million.  During the fourth quarter of 2009, another line of credit in the amount of $20.0 million previously with one of the Bank’s correspondent banks was temporarily suspended.  Due to overall instability in the financial markets, this particular correspondent bank determined the need to re-assess all lines of credit.

Additionally, the Bank has established and tested a borrowing facility with the Federal Reserve. The amount of available credit is determined by the collateral provided by the Bank.  As of March 2010, the Bank has pledged sufficient collateral resulting in borrowing availability of  approximately $19 million.

Capital

At December 31, 2009, the balance of stockholders’ equity was approximately $83.8 million.  This, when compared to the $70.0 million at December 31, 2008, represents an increase of approximately $13.7 million. The year to date change in capital is due primarily to $21.0 million in Senior Preferred Stock the Company issued to the U.S. Treasury as part of its participation in the CPP, as more fully disclosed in Note 24. Preferred Stock, of the consolidated financial statements filed on this Form 10-K.   Additionally, the year to date change is also attributed to net losses of $7.0 million, the impact of year-to-date share-based compensation expense in the amount of $0.3 million, dividends paid on Series A Senior Preferred stock in the amount of $0.7 million, proceeds from the exercise of options in the amount of $98 thousand and a decline in the balance of accumulated other comprehensive loss in the amount of $16 thousand.

At December 31, 2009, the Company had $13.4 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities have been issued to Heritage Oaks Capital Trusts II and III.  At December 31, 2009, the Company has included $13.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 9. Borrowings, of the consolidated financial statements filed on this Form 10-K.

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

Pursuant to the terms outlined under the CPP, the Company issued a warrant to the U.S. Treasury in an amount equal to 15% of the preferred issuance or approximately $3.2 million (611,650 shares).  The warrant is exercisable immediately for a period of ten years at a price equal to the average closing price of the Company’s common stock over the twenty day period ending the day prior to the Company’s preliminary approval to participate in the CPP ($5.15 per share).  As mentioned, for more information on the Company’s participation in the U.S. Treasury’s CPP, see Note 24. Preferred Stock, of the consolidated financial statements filed on this Form 10-K.

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

Management’s Discussion and Analysis

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

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2009 and 2008:

	Regulatory Standard		December 31, 2009		December 31, 2008
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	8.24%	7.74%	8.90%	8.66%
Tier I capital to risk weighted assets	4.00%	6.00%	9.59%	8.97%	9.37%	9.10%
Total risk based capital to risk weighted assets	8.00%	10.00%	10.85%	10.23%	10.62%	10.36%

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, pending receipt of regulatory approvals required for the particular investor purchasing such shares.  As discussed in Note 25. Subsequent Events of the consolidated financial statements, had the private placement taken place in 2009, the Company estimates Tier I capital and Total Risk-Based capital for the Company to have been 16.15% and 17.41%, respectively as of December 31, 2009.  Assuming the Company down-streamed $48.0 million to the Bank, Tier I capital and Total Risk-Based capital for the Bank are estimated to have been 15.00% and 16.26%, respectively as of December 31, 2009. It should be noted that these pro forma regulatory capital ratios presented are based on certain assumptions and estimates which the Company believes are reasonable and do not purport to be indicative of what would have actually been presented in the Company’s financial statements had the private placement occurred as of the date of the balance sheet, but serve to provide Management’s best estimate, given all available information, of what may have been presented as of the date of the balance sheet.  For additional information related to the Company’s March 2010 private placement, see Note 25. Subsequent Events of the consolidated financial statements filed on this Form 10-K.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At December 31, 2009, these credit lines totaled $15.0 million and the Bank had no borrowings against those lines.  As previously mentioned the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $63.2 million at December 31, 2009. Additionally as previously mentioned, the Bank has established a borrowing facility with the Federal Reserve and is currently in the process of collateralizing this borrowing facility.

The Bank manages liquidity by maintaining a majority of the investment portfolio in Federal Funds sold and other liquid investments.  Most of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of December 31, 2009, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 20.50% at December 31, 2009 compared to 6.79% at December 31, 2008.   At December 31, 2009, the Bank was within its internal guideline for liquidity.  The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was 94.0% at December 31, 2009 compared to 112.7% at December 31, 2008 both of which are and were within the Bank’s policy guidelines.

Management’s Discussion and Analysis

During 2008 and 2009, the financial markets proved to be challenging for many financial institutions, including the Bank.  As a result of these challenging market conditions, many banks experienced considerable liquidity constraints, increases in the cost of certain types of borrowing, and increased pressures on deposit pricing in efforts to retain core funding balances.  The Bank did not experience any significant liquidity constraints during 2008 or 2009.  However, the Bank believes its significant levels of on-balance sheet liquidity availability of secondary funding sources combined with its ability to re-price deposits, if so needed, provides ample liquidity to continue to meet the needs of its depositors, investors and borrowers.

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

The following is a brief listing of our current accounting policies involving significant Management valuation judgments:

•	Investment Securities
•	Loans and Interest on Loans
•	Other Real Estate Owned
•	Loans Held for Sale
•	Allowance for Loan Losses
•	Appraisals for Collateral Dependent Loans
•	Goodwill and Other Intangible Assets
•	Income Taxes
•	Deferred Tax Assets
•	Supplemental Employee Compensation Benefits Agreements

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

The following table provides a summary for the Company’s long-term debt and other obligations as of December 31, 2009 and 2008:

	Less Than	One To Three	Three To Five	More Than	December 31,	December 31,
(dollar amounts in thousands)	One Year	Years	Years	Five Years	2009	2008
Long-term debt and other borrowings	$65,000	$-	$-	$13,403	$78,403	$122,403
Operating lease obligations	2,306	3,519	2,344	6,893	15,062	16,301

Total long-term debt and other obligations	$67,306	$3,519	$2,344	$20,296	$93,465	$138,704

Management’s Discussion and Analysis

As disclosed in Note 11 to the consolidated financial statements, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $17.7 million at December 31, 2009, $0.8 million lower than the $18.5 million reported at the end of 2008.  Additionally, at December 31, 2009 and 2008 the Company had un-disbursed loan commitments, also made in the ordinary course of business, totaling approximately $151.9 million and $210.1 million, respectively.  The Company has an allowance for losses-unfunded commitments totaling $236 thousand at December 31, 2009, to cover losses inherent in its letter of credit accommodations and un-disbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

As disclosed in Note 16 of the consolidated financial statements filed on this Form 10-K, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms.  These loans totaled $24.3 million and $28.5 million at the end of 2009 and 2008, respectively.

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly.  The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon.  This exercise is valuable in identifying risk exposures.  The results for the Company’s December 31, 2009 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease are within the Company’s policy guidelines for such changes.

	Rate Shock Scenarios
(dollar amounts in thousands)	-200bp	-100bp	Base	+100bp	+200bp
Net interest income (NII)	$43,264	$43,768	$44,075	$44,545	$45,272

$ Change from base	$(811)	$(307)	$-	$470	$1,197

% Change from base	-1.84%	-0.70%	0.00%	1.07%	2.72%

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

The following table provides a summary of the loans the Bank can expect to see come off their floors if the prime rate were to increase by the amounts presented as of December 31, 2009:

	Move in Prime Rate (bps)
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$512	$18,737	$67,734	$137,701
Variable other than daily	2,502	5,143	51,156	152,728

Cumulative total variable at floor	$3,014	$23,880	$118,890	$290,429

As evidenced in the table above, the Bank can expect to see approximately $287.5 million in loans come off their floors if the Prime rate were to increase by 350 basis points as of December 31, 2009.

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

Item 8.  Financial Statements and Supplementary Data

Heritage Oaks Bancorp
and Subsidiaries

Management's Assessment of Internal Control Over Financial Reporting	78

Report of Independent Registered Public Accounting Firm	79

Consolidated Financial Statements:

Consolidated Balance Sheets
As of December 31, 2009 and 2008	80

Consolidated Statements of Income
For the Years Ended December 31, 2009, 2008 and 2007	81

Consolidated Statements of Stockholders' Equity
As of December 31, 2009, 2008 and 2007	82

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007	83

Notes to Consolidated Financial Statements	85

The following un-audited supplementary financial data is included in this Annual Report on Form 10-K:
Quarterly Financial Information	127

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 31, 2010

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands)	2009	2008

Assets
Cash and due from banks	$19,342	$17,921
Interest bearing due from Federal Reserve Bank	17,046	-
Federal funds sold	4,350	6,650
Total cash and cash equivalents	40,738	24,571

Interest bearing deposits with other banks	119	119
Securities available for sale	121,180	50,762
Federal Home Loan Bank stock, at cost	5,828	5,123
Loans held for sale	9,487	7,939
Loans, net of deferred fees of $1,825 and $1,701 and allowance for loan loss of $14,372 and $10,412 at December 31, 2009 and 2008, respectively	712,482	668,034
Property, premises and equipment, net	6,779	6,827
Deferred tax assets	10,553	7,708
Bank owned life insurance	12,549	10,737
Goodwill	11,049	11,049
Core deposit intangible	2,642	3,691
Other real estate owned	946	1,337
Other assets	10,825	7,691

Total assets	$945,177	$805,588

Liabilities
Deposits
Demand, non-interest bearing	$174,635	$147,044
Savings, NOW and money market deposits	365,602	296,488
Time deposits of $100 or more	117,420	75,111
Time deposits under $100	117,808	84,878
Total deposits	775,465	603,521

Short term FHLB borrowing	65,000	99,000
Long term FHLB borrowing	-	10,000
Securities sold under agreement to repurchase	-	2,796
Junior subordinated debentures	13,403	13,403
Other liabilities	7,558	6,836

Total liabilities	861,426	735,556

Commitments and contingencies (Notes 6 and 11)	-	-

Stockholders' Equity
Senior preferred stock, no par value; $1,000 per share stated value 5,000,000 shares authorized, 21,000 and 0 issued and outstanding as of December 31, 2009 and December 31, 2008, respectively.	19,431	-
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 7,771,952 and 7,753,078 as of December 31, 2009 and 2008, respectively	48,747	48,649
Additional paid in capital	3,242	1,055
Retained earnings	13,407	21,420
Accumulated other comprehensive loss, net of tax benefit of $752 and $763 as of December 31, 2009 and 2008, respectively	(1,076)	(1,092)

Total stockholders' equity	83,751	70,032

Total liabilities and stockholders' equity	$945,177	$805,588

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income
	For The Years Ended December 31,
(dollar amounts in thousands except per share data)	2009	2008	2007

Interest Income
Interest and fees on loans	$45,530	$47,038	$42,425
Interest on investment securities
Mortgage backed securities	3,023	1,970	1,042
Obligations of state and political subdivisions	896	741	710
Interest on time deposits with other banks	3	8	8
Interest on federal funds sold	70	140	785
Interest on other securities	37	253	204

Total interest income	49,559	50,150	45,174

Interest Expense
Interest on savings, NOW and money market deposits	3,815	4,375	4,911
Interest on time deposits in denominations of $100 or more	2,505	2,436	2,046
Interest on time deposits under $100	2,564	2,892	4,914
Other borrowings	1,165	2,861	2,880

Total interest expense	10,049	12,564	14,751

Net interest income before provision for possible loan losses	39,510	37,586	30,423

Provision for possible loan losses	24,066	12,215	660

Net interest income after provision for possible loan losses	15,444	25,371	29,763

Non Interest Income
Fees and service charges	2,965	3,284	2,774
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	(1,956)	-	-
Non credit related losses recongnized in other comprehensive income	1,584	-	-

Net impairment losses on investment securities	(372)	-	-

Gain on sale of investment securities	333	37	6
Gain on sale of SBA loans	213	-	36
Loss on sale of OREO	(280)	-	-
Other	3,339	2,885	2,533

Total non interest income	6,198	6,206	5,349

Non Interest Expense
Salaries and employee benefits	15,502	15,561	13,501
Equipment	1,445	1,404	1,089
Occupancy	3,472	3,138	2,292
Other	14,097	9,331	7,026

Total non interest expense	34,516	29,434	23,908

(Loss) / income before provision for income taxes	(12,874)	2,143	11,204

(Benefit) / provision for income taxes	(5,825)	497	4,287

Net (loss) / income	(7,049)	1,646	6,917

Dividends and accretion on preferred stock	964	-	-

Net (loss) / income available to common shareholders	$(8,013)	$1,646	$6,917

(Loss) / Earnings Per Common Share
Basic	$(1.04)	$0.22	$0.99
Diluted	$(1.04)	$0.21	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollar amounts in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Income/(loss)	Equity

Balance, December 31, 2006	-	$-	6,345,639	$29,247	$336		$19,809	$80	$49,472

Exercise of stock options (including $446 tax benefit from exercise of stock options)			135,330	887	(25)				862
Cash dividends paid during 2007							(2,128)		(2,128)
Share-based compensation expense					361				361
Issuance of restricted share awards			1,500
Retirement of restricted share awards			(1,250)
Stock repurchases			(13,500)	(215)					(215)
Common stock issued in connection with acquisition of Business First National Bank			850,213	14,077					14,077
Comprehensive income:
Net income						$6,917	6,917		6,917
Unrealized security holding gains (net of $76 tax)						104		104	104

Total comprehensive income						$7,021

Balance, December 31, 2007	-	$-	7,317,932	$43,996	$672		$24,598	$184	$69,450

Exercise of stock options (including $115 tax benefit from exercise of stock options)			74,706	420					420
5% stock dividend distributed May 16, 2008			366,294	4,233			(4,233)		-
Cash paid in lieu of fractional shares							(5)		(5)
Cash dividends paid during 2008							(586)		(586)
Share-based compensation expense					383				383
Issuance of restricted share awards			1,050
Retirement of restricted share awards			(6,904)
Comprehensive income:
Net income						$1,646	1,646		1,646
Unrealized security holding losses (net of $892 tax benefit)						(1,254)		(1,254)	(1,254)
Realized gains on sale of securities (net of $15 tax)						(22)		(22)	(22)

Total comprehensive income						$370

Balance, December 31, 2008	-	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of preferred stock and common stock warrant	21,000	19,152			1,848				21,000
Amortization of discount on preferred stock		279					(279)		-
Dividends paid on preferred stock							(685)		(685)
Exercise of stock options (including $9 excess tax benefit from exercise of stock options)			24,121	98					98
Share-based compensation expense					339				339
Retirement of restricted share awards			(5,247)
Comprehensive income:
Net loss						$(7,049)	(7,049)		(7,049)
Unrealized security holding (losses) on securities (net of $5 tax benefit)						(7)		(7)	(7)
Reclassification (gains) on sale of securities (net of $137 tax)						(196)		(196)	(196)
Add: Reclassification OTTI recognized in income (net of $153 tax benefit)						219		219	219

Total comprehensive loss						$(7,033)

Balance, December 31, 2009	21,000	$19,431	7,771,952	$48,747	$3,242		$13,407	$(1,076)	$83,751
The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows
	For The Years Ended December 31,
(dollar amounts in thousands)	2009	2008	2007

Cash flows from operating activities:
Net (loss) / income	$(7,049)	$1,646	$6,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,165	1,092	984
Provision for possible loan losses	24,066	12,215	660
Amortization of premiums / discounts on investment securities, net	131	(148)	(78)
Amortization of intangible assets	1,049	860	393
Share-based compensation expense	339	383	361
Federal Home Loan Bank dividends received	-	(209)	(145)
Gain on sale of available for sale securities	(333)	(37)	(6)
Securities impairment loss recognized in earnings	372	-	-
(Increase) / decrease in loans held for sale	(1,548)	(7,037)	862
Net increase in bank owned life insurance	(435)	(414)	(378)
Increase in deferred tax asset	(2,856)	(1,526)	(2,746)
Loss on sale and write-downs on other real estate owned	1,794	-	-
Increase in other assets	(12,331)	(4,221)	(183)
Increase / (decrease) in other liabilities	731	(1,007)	697
Excess tax benefit related to share-based compensation expense	(9)	(115)	(446)

NET CASH PROVIDED IN OPERATING ACTIVITIES	5,086	1,482	6,892

Cash flows from investing activities:
Purchase of securities, available for sale	(99,400)	(18,417)	(1,103)
Sale of available for sale securities	16,040	1,537	-
Maturities and call of available for sale securities	1,439	2,210	738
Maturities of time deposits with other banks	-	211	-
Proceeds from principal reductions and maturities of available for sale securities	11,360	9,482	5,450
Redemption of Federal Reserve Bank stock	-	-	361
Purchase of Federal Home Loan Bank stock	(705)	(1,869)	-
Sale of Federal Home Loan Bank stock	-	-	282
Increase in loans, net	(68,612)	(75,037)	(46,217)
Allowance for loan and lease loss recoveries	98	130	270
Purchase of property, premises and equipment, net	(1,129)	(1,579)	(723)
Proceeds from sale of property, premises and equipment	-	-	12,810
Purchase of bank owned life insurance	(1,377)	(400)	(110)
Proceeds from sale of other real estate owned	7,806	-	-
Increase in cash from acquisition of Business First National Bank	-	-	12,467

NET CASH USED IN INVESTING ACTIVITIES	(134,480)	(83,732)	(15,775)

Cash flows from financing activities:
Increase / (decrease) in deposits, net	171,944	(41,287)	90,868
Proceeds from Federal Home Loan Bank borrowing	75,000	380,000	40,000
Repayments of Federal Home Loan Bank borrowing	(119,000)	(279,000)	(94,598)
(Decrease) / increase in repurchase agreements	(2,796)	860	572
Net decrease in junior subordinated debentures	-	-	(3,093)
Excess tax benefit related to share-based compensation expense	9	115	446
Proceeds from exercise of stock options	89	305	416
Cash dividends paid	(685)	(586)	(2,128)
Cash paid in lieu of fractional shares	-	(5)	-
Repurchase of common stock	-	-	(215)
Proceeds from issuance of preferred stock and common stock warrants, net	21,000	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,561	60,402	32,268

Net increase / (decrease) in cash and cash equivalents	16,167	(21,848)	23,385

Cash and cash equivalents, beginning of year	24,571	46,419	23,034

Cash and cash equivalents, end of year	$40,738	$24,571	$46,419

Supplemental Cash Flow Disclosures

	For The Years Ended December 31,
(dollar amounts in thousands)	2009	2008	2007
Cash Flow Information
Interest paid	$10,147	$12,630	$14,848
Income taxes paid	$460	$3,915	$6,856

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$27	$(2,167)	$180
Loans transferred to OREO or foreclosed collateral	$9,678	$1,401	$-

Net change in assets and liabilities due to acquisition of Business First
Increase in interest-bearing deposits with other financial institutions	$-	$-	$12
Increase in investments	$-	$-	$13,872
Increase in Federal Home Loan Bank stock	$-	$-	$1,193
Increase in property premises and equipment	$-	$-	$1,467
Increase in goodwill and other intangible assets	$-	$-	$9,844
Increase in net loans	$-	$-	$120,778
Increase in other assets	$-	$-	$837
Increase in demand, money market, and savings accounts	$-	$-	$99,074
Increase in time certificates of deposit	$-	$-	$34,345
Increase in other borrowings	$-	$-	$12,598
Increase in other liabilities	$-	$-	$376

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the carrying value of the Company’s net deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

In connection with the determination of the allowance for loan losses and foreclosed real estate, Management obtains independent appraisals for significant properties.  While Management uses available information to recognize losses on loans and foreclosed real estate and collateral, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate may change.

Notes to Consolidated Financial Statements

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of the Company’s net deferred tax assets will be realized over the period they are expected to reverse.  Although the Company believes that based on all currently available information, the carrying value of the its net deferred tax assets can be supported as of December 31, 2009, any material adverse change in the financial condition or results of operations of the Company in future periods may result in the establishment of a valuation allowance if the Company believes that all or some portion of the net deferred tax assets will not be realized.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment is utilized in measuring their fair values. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Cash and Due from Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank is in compliance with the reserve requirements as of December 31, 2009.  The Company maintains amounts due from banks that exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and Federal Funds sold.  Generally, Federal Funds typically represent excess liquidity that the Bank sells to other institutions overnight.

Investment Securities

In accordance with U.S. GAAP,  investment securities  are classified in three categories and accounted for as follows:  debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of stockholders' equity.  The fair values of most securities that are designated available for sale are based on quoted market prices.  If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Gains or losses on sales of investment securities are determined on the specific identification method.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities and recognized in interest income.

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

Notes to Consolidated Financial Statements

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and as a condition of membership; the Bank is required to purchase stock in the FHLB. The required ownership of FHLB stock is based on the level of borrowing the Bank has obtained from the FHLB. The investment is considered equity securities with no actively traded market.  Such investments are carried at cost, which is equal to the value at which they may be redeemed.  Any dividend income received from the stock is reported as a component of interest income.

Loans and Interest on Loans

Loans receivable that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs of specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment in yield over the life of the related loan.

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans.  The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on contractual terms of the loan and/or when, in the opinion of Management, there is reasonable doubt as to collectability unless such loans are well collateralized and in the process of collection.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction to the loan principal balance.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of Management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or Management believes based on current information that such loan is no longer impaired.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are discounted at the loan’s original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.  All loans are generally charged-off at such time that it is highly certain a loss has been realized.

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

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or fair value, which is determined by the specified value in the commitments.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to expense.

Notes to Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in Management's judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the date of the balance sheet.  The amount of the allowance is based on Management's evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by a provision for loan losses, which is charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, Management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  In certain instances the Bank may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement.  Loans such as these are considered impaired and require the Bank to measure the amount of impairment, if any, at the time the loan is restructured.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

As mentioned, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Appraisals for Collateral Dependent Loans

Once a loan has been funded, the Bank has a policy to perform an annual review of the borrower’s financial condition and of any real estate securing the loan.  This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements.  This information is used internally by the Bank to validate all covenants and the risk grade assigned to the loan.  If during the review process the Bank learns of additional information that would suggest that the value of the collateral may be impaired from the original underwriting of the loan, or the most recent appraisal, an additional independent appraisal of the collateral is requested.  If based on the updated appraisal information it is determined the value of the collateral is impaired and the Bank no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan’s original agreement, the Bank typically moves to establish a valuation allowance for such loans or charge-off such differences.  Once a loan is deemed to be impaired and/or the loan was downgraded to substandard status, the loan becomes the responsibility of the Bank’s Special Assets department, which provides more diligent oversight of problem credits.  This oversight includes, among other things, a review of all previous appraisals of collateral securing such loans and determining in the Bank’s best judgment if those appraisals still represent the current fair value of the loan.  Additional appraisals may be ordered at this time if deemed necessary.

Property, Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to expense as incurred.

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions.  The Company has paid premiums on these acquisitions, and such premiums are recorded as intangible assets, in the form of goodwill or core deposit intangible assets.

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired.  In accordance with U.S. GAAP goodwill is not amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company is required to test goodwill for impairment.  The Company’s assessment at December 31, 2009, pursuant to its Goodwill Impairment Testing Policy, was performed with the assistance of an independent third party and resulted in no impairment.

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

Income Taxes

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities and income earned on holdings of bank owned life insurance) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.  Deferred taxes are computed using the liability method as prescribed in U.S. GAAP.

U.S. GAAP sets forth the accounting and disclosure for uncertainty in tax positions, as defined.  U.S. GAAP requires that a tax position can only be recognized as a benefit if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount of benefit that can be recognized is the largest amount where there is a greater than 50% likelihood that it will be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  We have determined that as of December 31, 2009 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. The Company recognizes interest and penalties related to uncertain tax positions as part of other operating expense.

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary differences between the financial statement carrying amounts and the corresponding tax basis of assets and liabilities.  We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and our net income will be reduced.  In the fourth quarter of 2009, the Company performed an in depth analysis of its deferred tax asset to determine if the current carrying value of the deferred tax asset would be realized in future periods.  Based on the Company’s analysis and all currently available information, the Company believes that as of December 31, 2009 the carrying value of the deferred tax asset can be supported and that a valuation allowance is not necessary at this time.  See also Note 10. Income Taxes, of these consolidated financial statements for additional information related to deferred income taxes.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees.  These Bank Owned Life Insurance (“BOLI”) policies are recorded in the consolidated balance sheets at their cash surrender value.  Income and expense from these policies and changes in the cash surrender value are recorded in non-interest income and non-interest expense in the consolidated statements of income.

Notes to Consolidated Financial Statements

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

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as more fully described in Note 11 of these consolidated financial statements.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Comprehensive Income

In accordance with U.S. GAAP the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated other comprehensive income separately from retained earnings in the equity section of the Balance Sheet. Changes in the unrealized gain (loss) on available-for-sale securities net of income taxes was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2009, 2008 and 2007.

Reclassifications

Certain amounts in the 2007 and 2008 financial statements have been reclassified to conform to the 2009 presentation.

(Loss) / Earnings Per Share

Basic (loss) / earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated using the “Treasury Stock Method” and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In accordance with U.S. GAAP, when the Company’s net income available to common stockholders is in a loss position, the diluted earnings per share calculation utilizes average shares outstanding.

Notes to Consolidated Financial Statements

Share-Based Compensation

U.S. GAAP requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Company uses a straight-line method for the recognition of all share-based compensation expense.  All share-based compensation awards are granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant as required by the Company’s Equity Based Compensation Plan.

See also Note 15. Share-Based Compensation Plans, of these consolidated financial statements for additional information related to share-based compensation.

Recent Accounting Pronouncements

In December 2009, Financial Accounting Standards Board (“FASB”) issued an accounting standard incorporated into Accounting Standards Codification (“ASC”) 860.  This update codifies SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140,” which was previously issued by the FASB in June 2009 but was not included in the original codification.  This update to ASC 860 creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for all annual and interim reporting periods beginning after November 15, 2009.  Under this standard, in order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate.  Rather the transaction is accounted for as a secured borrowing arrangement. The impact to certain transactions such as the sale of SBA loans or certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans) and liabilities (other borrowings).  The terms contained in certain participation and loan sale agreements are outside the control of the Company and largely relate to Small Business Administration (“SBA”) loan sales.  These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting.  However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, we expect to report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred.  The Company adopted this accounting standard on January 1, 2010 and does not believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements

In June 2009, the FASB issued an accounting standard, incorporated into ASC topic 810 “Consolidation,” that seeks to improve financial reporting by companies involved with variable interest entities. Also addressed under this standard are concerns about the application of certain key provisions, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity.  The standard requires a company to perform analyses to determine if its variable interest(s) give it a controlling financial interest in a variable interest entity.  These analyses identify the primary beneficiary of the variable interest entity as the company that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the company’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This standard is effective for all annual and interim reporting periods beginning after November 15, 2009 with earlier application prohibited.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

On October 10, 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 820 “Fair Value Measurements and Disclosures.” The standard clarifies the application of accounting guidance for fair value measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The standard is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the standard effective September 30, 2008. In August 2009, the FASB amended ASC topic 820 to include additional guidance on fair value measurement of liabilities. The implementation of this standard and its amendment did not affect the Company's fair value measurements as of December 31, 2009.

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

Notes to Consolidated Financial Statements

Note 2.  Investment Securities

At December 31, 2009 and 2008, the investment securities portfolio was comprised solely of securities classified as available-for-sale, in accordance with U.S. GAAP, resulting in investment securities being carried at fair value adjusted for amortization of premiums and accretions of discounts.

The tables below set forth the fair values of investment securities available-for-sale at December 31, 2009 and 2008:

		Gross	Gross
(dollar amounts in thousands)	Amortized	Unrealized	Unrealized
As of December 31, 2009	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$108	$-	$(4)	$104
Mortgage backed securities
Agency	78,203	619	(872)	77,950
Non-agency	21,935	1,184	(2,966)	20,153
Obligations of state and political subdivisions	22,653	421	(210)	22,864
Other securities	109	-	-	109

Total	$123,008	$2,224	$(4,052)	$121,180

As of December 31, 2008
Obligations of U.S. government agencies	$149	$-	$(1)	$148
Mortgage backed securities
Agency	16,454	166	(51)	16,569
Non-agency	18,885	-	(2,051)	16,834
Obligations of state and political subdivisions	17,020	373	(291)	17,102
Other securities	109	-	-	109

Total	$52,617	$539	$(2,394)	$50,762

During the year ended December 31, 2009, the Bank sold approximately $16.0 million in available for sale investment securities and recognized aggregate gross gains of approximately $333 thousand.  For the years ended December 31, 2008 and 2007, the Bank recognized aggregate gross gains from the sale of investments in the approximate amounts of $37 thousand and $6 thousand, respectively.

Other than Temporary Impairment

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

During the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several non-agency whole loan CMOs in the investment portfolio for other than temporary impairment (“OTTI”).  These securities were in a net unrealized loss position for more than 12 months, were downgraded to below investment grade status, and had been experiencing increases in delinquency and defaults rates over the last 12 months.  The Company’s review of these securities was performed under FASB ASC 320, which includes new guidance the Company was required to adopt on January 1, 2009 in evaluating investments for other than temporary impairments.  OTTI is considered to have occurred (1) if the Company intends to sell the related securities; (2) if it is “more likely than not” the Company will be required to sell the securities before recovery of its amortized cost basis; or (3) the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis of the securities.

Notes to Consolidated Financial Statements

Under the new guidance provided under FASB ASC 320, an OTTI loss must be fully recognized in earnings if an investor has the intent to sell the security or if it is more likely than not the investor will be required to sell the security before the recovery of its amortized cost.  However, if an investor does not intend to sell the security, it must still evaluate the expected future cash flows to be received to determine if a credit loss has occurred.  In the event that a credit loss has occurred, only the amount of impairment related to the credit loss is recognized in earnings.  OTTI amounts related to all other factors, such as market conditions, are recorded as a component of accumulated other comprehensive income.

Although as of December 31, 2009 the Company had the ability and intent to hold the related securities it evaluated for OTTI for the foreseeable future, the results of the analysis performed on these securities indicated that the present value of the expected future cash flows on each security was not sufficient to recover their entire amortized cost basis and thus indicating a credit loss has occurred.

The presentation of OTTI losses are made in the consolidated statements of income on a gross basis (the total amount by which the security’s fair value exceeds it amortized cost basis at the time it was evaluated for OTTI) with an offset for the amount of OTTI recognized in other comprehensive income (OTTI related to all other factors such as market conditions).  The net charge to earnings is the result of credit related losses on securities evaluated for OTTI.

The results of the Company’s evaluation of several non-agency whole loan CMOs indicated there was OTTI on four holdings in the investment portfolio as of December 31, 2009.  The gross unrealized loss on these holding at the time that impairment was determined was approximately $2.0 million.  The Company’s analysis indicated that approximately $0.4 million of these losses were credit related, while approximately $1.6 million were related to all other factors, including general market conditions.

As mentioned, the Company performed its evaluation of several non-agency whole loan CMOs with the assistance of an independent third party.  These evaluations compile relevant collateral details and performance statistics on a security-by-security basis.  These evaluations also include assumptions about prepayment rates, future delinquencies, and loss severities based on the underlying collateral characteristics, and vintage.  Additionally, evaluations include consideration of actual recent collateral performance, the structuring of the security, including the Company’s position within that structure, and expectations of relevant market and economic data as of the end of the reporting period.  Assumptions made concerning the items listed above allow the Company to then derive an estimate for the net present value of each security’s expected future cash flows.  This amount is then compared to the amortized cost of each security to determine the amount of credit loss.

As of December 31, 2009, unrealized losses on other non-agency CMOs within the Bank’s investment portfolio were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in financial markets, rather than to credit risk.  Current characteristics of each security owned, such as delinquency rates, foreclosure levels, credit enhancements, and projected losses, are reviewed periodically by Management.   Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell these investments and it is not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired as of December 31, 2009.  However, it is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, further significantly weakened economic conditions, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

As of December 31, 2009, the Company believes that unrealized losses on agency mortgage related securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government.  As of December 31, 2009, the Company does not believe unrealized losses related to these securities are other than temporary.

Notes to Consolidated Financial Statements

The following table provides additional information related to the OTTI losses the Bank recognized during 2009:

	Twelve month Ended December 31, 2009
		OTTI Related
	OTTI Related	All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$-	$-	$-
Charges on securities for which OTTI was not previously recognized	(372)	(1,584)	(1,956)

Balance, end of the period	$(372)	$(1,584)	$(1,956)

Those investment securities available for sale which have an unrealized loss position at December 31, 2009 and 2008 are detailed below:

	Securities In A Loss Position For
	Less Than Twelve Months		Twelve Months or More		Total
(dollar amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$104	$(4)	$104	$(4)
Mortgage backed securities
Agency	38,625	(870)	357	(2)	38,982	(872)
Non-agency	-	-	11,618	(2,966)	11,618	(2,966)
Obligations of state and political subdivisions	6,012	(210)	-	-	6,012	(210)

Total	$44,637	$(1,080)	$12,079	$(2,972)	$56,716	$(4,052)

As of December 31, 2008
Obligations of U.S. government agencies	$94	$-	$54	$(1)	$148	$(1)
Mortgage backed securities
Agency	2,254	(20)	2,382	(31)	4,636	(51)
Non-agency	15,527	(1,973)	1,308	(78)	16,835	(2,051)
Obligations of state and political subdivisions	6,804	(291)	-	-	6,804	(291)

Total	$24,679	$(2,284)	$3,744	$(110)	$28,423	$(2,394)

The amortized cost and fair values of investment securities available-for-sale at December 31, 2009 and 2008, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009		2008
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Due one year or less	$2,727	$2,752	$6,845	$6,865
Due after one year through five years	81,236	80,376	21,576	20,794
Due after five years through ten years	16,911	17,020	16,109	15,305
Due after ten years	22,134	21,032	8,087	7,798

Total	$123,008	$121,180	$52,617	$50,762

Securities having a carrying value and a fair value of approximately $5.2 million and $43.5 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.

There are twelve securities that have been in a loss position for twelve months or longer as of December 31, 2009, compared to ten as of December 31, 2008.  These unrealized losses can be attributed in part to significant market volatility in the credit markets during 2009 and 2008.

As the Company has the ability to hold these securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2009 other than those previously disclosed.

Notes to Consolidated Financial Statements

Note 3.  Loans

The following table sets forth the balance for each major loan category as of December 31, 2009 and 2008:

	December 31,
(dollar amounts in thousands)	2009	2008
Real Estate Secured
Multi-family residential	$20,631	$16,206
Residential 1 to 4 family	25,483	23,910
Home equity lines of credit	29,780	26,409
Commercial	337,940	285,631
Farmland	13,079	10,723
Commercial
Commercial and industrial	157,270	157,674
Agriculture	17,698	13,744
Other	238	620
Construction
Single family residential	15,538	11,414
Single family residential - Spec.	3,400	15,395
Tract	2,215	2,431
Multi-family	2,300	5,808
Hospitality	14,306	18,630
Commercial	27,128	21,484
Land	52,793	61,681
Installment loans to individuals	8,327	7,851
All other loans (including overdrafts)	553	536

Total loans, gross	728,679	680,147

Deferred loan fees	1,825	1,701
Reserve for possible loan losses	14,372	10,412

Total loans, net	$712,482	$668,034

Loans held for sale	$9,487	$7,939

Concentration of Credit Risk

At December 31, 2009 and 2008, approximately $544.6 million and $499.7 million of the Bank’s loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans was $16.3 million and $20.5 million at December 31, 2009 and 2008, respectively.

The Bank also originates SBA loans for sale to governmental agencies and institutional investors.  At December 31, 2009 and 2008, the unpaid principal balance of SBA loans serviced for others totaled $4.4 million and $1.5 million, respectively.  The Company recognized gains from the sale of SBA loans in 2009 and 2007 of approximately $213 and $36 thousand, respectively.  The Company did not recognize gains from the sale of SBA loans in 2008.

Notes to Consolidated Financial Statements

Impaired Loans

The following provides a summary of the Bank’s investment in impaired loans, the corresponding valuation allowance for such loans, and income recognized thereon as of December 31, 2009, 2008 and 2007:

	December 31,
(dollar amounts in thousands)	2009	2008	2007
Non-accruing loans	$38,170	$18,327	$338
Loans 90 days or more past due	151	348	-
Troubled debt restructures	9,703	52	99

Total impaired loans	$48,024	$18,727	$437

Imparied loans with a valuation allowance	$6,155	$1,091	$62
Valuation allowance related to impaired loans	$852	$206	$31
Impaired loans without a valuation allowance	$41,869	$17,636	$375

Average recorded investment in impaired loans	$32,781	$14,114	$475
Cash receipts applied to reduce principal balance	$7,042	$1,638	$151

The provisions of U.S. GAAP permit the valuation allowances reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, valuation allowances the Bank has recorded were determined on a loan-by-loan basis.

Loans the Company considers to be impaired totaled approximately $48.0 million and $18.7 million at December 31, 2009 and 2008, respectively.  The Company classifies all non-accruing loans as well as loans 90 days or more past due and still accruing as impaired.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $1.3 million, $0.9 million and $0.1 million in 2009, 2008, and 2007, respectively.  The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2009, 2008 and 2007.  It should be noted that a significant portion of the Company’s impaired loans were carried at fair value as of December 31, 2009, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral. At December 31, 2009, approximately $12.9 million in loans were classified as troubled debt restructurings (“TDRs”) of which approximately $3.2 million were non-accruing and approximately $9.7 million were accruing.  As of December 31, 2009 substantially all TDRs were evaluated based on the underlying collateral of the respective loans.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity. Foregone interest related to TDRs totaled approximately $0.1 million for the year ended December 31, 2009.

Note 4.  Other Real Estate Owned (“OREO”)

The following table summarizes the change in the balance of other real estate owned for the years ended December 31, 2009 and 2008:

	For the years ended
	December 31,
(dollar amounts in thousands)	2009	2008
Beginning balance	$1,337	$-
Additions	9,595	1,337
Dispositions	(8,521)	-
Write-downs	(1,465)	-

Ending balance	$946	$1,337

Notes to Consolidated Financial Statements

Note 5.  Allowance for Loan Losses

The following table provides a summary of the activity within the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007:

	For the years ended December 31,
(dollar amounts in thousands)	2009	2008	2007
Balance at beginning of period	$10,412	$6,143	$4,081
Provision expense	24,066	12,215	660
Loans charged-off
Commercial real estate	339	340	-
Residential 1-4 family	558	555	-
Commercial and industrial	5,816	3,854	233
Agriculture	2,224	-	-
Construction	2,218	1,837	16
Land	8,886	1,434	-
Other	163	56	-

Total charge-offs	20,204	8,076	249

Recoveries of loans previously charged off	98	130	270

Credit from purchase of Business First Bank	-	-	1,381

Balance at end of period	$14,372	$10,412	$6,143

Note 6.  Property, Premises and Equipment

At December 31, 2009 and 2008, property, premises and equipment consisted of the following:

	December 31,
(dollar amounts in thousands)	2009	2008
Land	$1,240	$1,242
Furniture and equipment	8,574	8,394
Building and improvements	6,789	5,941
Construction in progress	4	202

Total cost	16,607	15,779

Less: accumulated depreciation and amortization	9,828	8,952

Total property, premises and equipment	$6,779	$6,827

Depreciation expense totaled $1.2 million, $1.1 million and $1.0 million for the years ended 2009, 2008 and 2007, respectively.

In the second quarter of 2007, the Bank sold four facilities in a sale lease-back transaction for approximately $12.8 million.  The Bank subsequently entered into four separate lease agreements with an unaffiliated third party to lease back the four facilities for a period of 15 years with the option to renew for two 10 year terms.  Each of the four leases are subject to an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent, commencing in the second year of the lease term.  The sale of these properties resulted in a gain of approximately $3.4 million that the Bank will recognize over a period of 15 years in accordance with U.S. GAAP.  For the years ended December 31, 2009, 2008 and 2007 the Bank made payments in the aggregate amount of $0.9 million, $0.9 million and $0.4 million, respectively to lease these facilities.  Additionally, the Bank recognized approximately $0.2 million $0.2 million and $0.1 million of the deferred gain on sale during the years ended December 31, 2009, 2008 and 2007, respectively.  The recognition of these gains is reflected in the Company’s operating results for the periods mentioned as credits to occupancy expense.

Notes to Consolidated Financial Statements

In addition to the lease agreements mentioned in the preceding paragraph, the Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022.  See Note 11. Commitments and Contingencies, of these consolidated financial statements for a more detailed discussion regarding the Company’s operating lease obligations.

Note 7.  Intangible Assets

Goodwill

The balance of goodwill at December 31, 2009 was approximately $11.0 million, unchanged from that reported at December 31, 2008.  As discussed in Note 1. Summary of Significant Accounting Policies, of these consolidated financial statements, the Company’s annual test for impairment of goodwill was preformed with the assistance of an independent third party and indicated that there was no impairment as of December 31, 2009.

Core Deposit Intangible (“CDI”)

Intangible assets consisted of core deposit intangibles subject to amortization.  Amortizations for 2009, 2008 and 2007 were $1.0 million, $0.9 million and $0.4 million, respectively.  In October 2007, the Company recorded approximately $3.8 million in CDI related to core deposits it obtained in the acquisition of Business First National Bank.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of core deposit intangibles and provides an estimate for future amortization as of December 31, 2009:

	Gross Carrying	Accumulated	Net Carrying
(dollar amounts in thousands)	Amount	Amortization	Amount
Core deposit intangible	$6,320	$(3,678)	$2,642

	Beginning	Estimated	Ending
Period	Balance	Amortization	Balance
Year 2010	$2,642	$(514)	$2,128
Year 2011	$2,128	$(653)	$1,475
Year 2012	$1,475	$(757)	$718
Year 2013	$718	$(718)	$-

Note 8.  Time Deposit Liabilities

The following table provides a summary for the maturity of the Bank’s time certificates of deposit as of December 31, 2009:

	Amount Due
(dollar amounts in thousands)	2010	2011	2012	2013	2014	Total
Time certificates of deposit	$194,290	$39,141	$878	$95	$824	$235,228

As of December 31, 2009 brokered time deposits in the approximate amount of $5.0 million were reflected in the table above.  These balances are scheduled to mature in 2010.

Note 9.  Borrowings

The Bank has several sources from which it may obtain borrowed funds, including two sources that it considers primary in obtaining secondary funding, Federal Funds purchased through arrangements it has established with correspondent banks and advances from the Federal Home Loan Bank.  Borrowing is obtained for a variety of reasons including daily liquidity needs and balance sheet growth.  Additionally, as of December 31, 2009 the Bank is currently in the process of collateralizing a borrowing line with the Federal Reserve Bank.   The following provides a summary of the borrowing available to the Bank and Company as well borrowings that were outstanding as of December 31, 2009:

Notes to Consolidated Financial Statements

Federal Funds Purchased

The Bank has borrowing lines with correspondent banks totaling $15.0 million and $20.0 million as of December 31, 2009 and 2008.  As of December 31, 2009 there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank Advances

As previously mentioned, the Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”).  At December 31, 2009, the Bank had the following borrowings with the FHLB, the majority of which are collateralized by loans.

(dollar amounts in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$55,000	0.18%	Variable	Overnight
10,000	2.89%	Fixed	9/16/10

$65,000	0.60%

As of December 31, 2008 the Bank had $109.0 million in borrowings with the FHLB.

At December 31, 2009 approximately $363.8 million in loans were pledged as collateral to the FHLB for the borrowings presented in the table above.  Additionally, the Bank has an $11.7 million letter of credit with the FHLB secured by loans.  At December 31, 2009, the Bank had a remaining borrowing capacity with existing collateral of approximately $63.2 million secured by loans and securities.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  At December 31, 2009 there were no outstanding repurchase agreements and approximately $2.8 million outstanding at December 31, 2008.  Interest expense recorded related to these borrowings was approximately $1 thousand, $46 thousand and $91 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.  The carrying value of underlying securities provided as collateral for these transactions was $0 and $4.4 million at December 31, 2009 and 2008, respectively.

Notes Payable

During the third quarter of 2009, the Company was advised that the ability to draw on the promissory note with Pacific Coast Bankers Bank (“PCBB”) for a revolving line of credit in the amount of $3.5 million was suspended.  The Company was informed that PCBB was not suspending the Company’s line due to any action or circumstance surrounding the condition of the Company itself, but rather PCBB  was suspending all such similar lines of credit that they had issued to financial institutions due to overall uncertainty in the economic environment.  The Company did not deem this to be of a material nature as the line was not used during 2008 nor was it used during 2009.  Due to lack of use, the Company did not renew the line upon its maturity in October 2009.

Notes to Consolidated Financial Statements

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

On September 20, 2007, the Company issued $5.2 million of Junior Subordinated Deferrable Interest Debentures to Heritage Oaks Capital Trust III (“Trust III”), a statutory trust created under the laws of the State of Delaware.  These debentures issued to Trust III are subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First National Bank, for general corporate purposes, and for capital contributions to the Bank for future growth.

At December 31, 2008, the Company had a total of $13.4 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding, issued to Heritage Oaks Capital Trusts II and III.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Heritage Oaks Capital Trusts II and III, totaling $248 thousand and $155 thousand, respectively.  The balance of the equity of Heritage Oaks Capital Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Heritage Oaks Capital Trusts II and III is payable quarterly at a variable rate of 3-month LIBOR plus 1.72% and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trusts II and III as of December 31, 2009:

	Amount	Current	Issue	Scheduled	Call
(dollar amounts in thousands)	Borrowed	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.01%	27-Oct-06	Aug-37	Nov-11	Varibale 3-month LIBOR + 1.72%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Borrowings	$13,403	3.89%

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

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trusts II and III into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.    At December 31, 2009, the Company included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At December 31, 2009, the Company had sufficient cash to service interest payments on the $13.4 million in junior subordinated debentures for approximately thirty-six quarters without dividends from subsidiaries.  The Bank’s capacity to provide cash to the Company, while remaining “well-capitalized”, was approximately $1.8 million at December 31, 2009.

Notes to Consolidated Financial Statements

Note 10.  Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Our federal income tax returns for the years ended December 31, 2008, 2007 and 2006 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2008, 2007, 2006 and 2005 are open to audit by state authorities. The Company’s income tax provision differed from the amounts computed using the federal statutory tax rate of 34 percent.  The following table provides a summary for the computation of the Company’s income tax (benefit) / provision for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
(Benefit) / tax provision at federal statutory tax rate	$(4,377)	(34.0)	$728	34.0	$3,809	34.0
State income taxes, net of federal income tax benefit	(942)	(7.3)	134	6.3	777	6.9
Bank owned life insurance	(148)	(1.1)	(139)	(6.5)	(129)	(1.2)
Tax exempt income, net of interest expense	(383)	(3.0)	(282)	(13.2)	(217)	(1.9)
Other, net	25	0.2	56	2.6	47	0.5

Total income tax (benefit) / provision	$(5,825)	(45.2)	$497	23.2	$4,287	38.3

The following table provides a summary for the current and deferred amounts of the Company’s income tax provision (benefit) for the years ended December 31, 2009, 2008, and 2007:

	For The Years Ended December 31,
(dollar amounts in thousands)	2009	2008	2007
Federal income tax:
Current	$(2,951)	$1,192	$5,272
Deferred	(1,446)	(898)	(2,162)

Total federal taxes	(4,397)	294	3,110

State franchise tax:
Current	(18)	831	1,968
Deferred	(1,410)	(628)	(791)

Total state franchise tax	(1,428)	203	1,177

Total income tax (benefit) / provision	$(5,825)	$497	$4,287

Notes to Consolidated Financial Statements

The following table provides a summary for the significant components of the Company’s net deferred tax asset as of December 31, 2009 and 2008:

	December 31,
(dollar amounts in thousands)	2009	2008
Deferred tax assets
Reserves for loan losses	$6,444	$4,635
Fixed assets	102	68
Accruals	739	499
Alternative minimum tax credit	18	-
Deferred income	2,440	2,680
Deferred compensation	1,718	1,452
Net operating loss carryforward	949	279
Investment securities valuation	820	831
Other than temporary impairment	167	-
Other real estate owned	78	-
Charitable contribution	28	-

Total deferred tax assets	13,503	10,444

Deferred tax liabilities
Fair value adjustment for purchased assets	864	1,170
Deferred costs, prepaids and FHLB advances	908	1,121
State deferred tax	1,178	445

Total deferred tax liabilities	2,950	2,736

Net deferred tax assets	$10,553	$7,708

As part of the bank acquisitions in 2003 and 2007, the Company has approximately $0.5 million and $1.1 million of net operating losses (“NOL”) available for carry-forward for federal and state tax purposes, respectively, at December 31, 2009.  Additionally, the Company has approximately $6.2 million in NOL available for carry-forward for state tax purposes related to operating losses the Company incurred during 2009.  The realization of the NOL is limited for federal tax purposes and for state tax purposes under current tax law.  Any amount not utilized for federal tax purposes and state tax purposes will expire in various years through 2025 and 2015, respectively.  It should be noted that due in part to the ongoing economic down-turn; the State of California has suspended the use of NOL carry-forwards.  Any credits not allowed, stemming from the use of an NOL for California State tax purposes may be carried over for a period that will be extended by the period of suspension once the suspension has been lifted.

Note 11.  Commitments and Contingencies

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

Notes to Consolidated Financial Statements

The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as is done for loans reflected in the consolidated financial statements.

As of December 31, 2009 and 2008, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	December 31,
(dollar amounts in thousands)	2009	2008
Commitments to extend credit	$151,900	$210,058
Standby letters of credit	17,678	18,451

Total commitments and standby letters of credit	$169,578	$228,509

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At December 31, 2009, the Company had $39.5 million in fixed rate commitments and $130.1 million in variable rate commitment and standby letters of commitment.

Other Commitments

The following table provides a summary of the future minimum lease payments the Bank is expected to make based upon obligations at December 31, 2009:

	Due	Due	Due	Due	Due	Due More
(dollar amounts in thousands)	2010	2011	2012	2013	2014	Than 5 Years	Total
Non-cancelable operating leases	$2,306	$1,945	$1,574	$1,294	$1,050	$6,893	$15,062

The Company has leases that contain options to extend for periods from five to twenty years.  Options to extend which have been exercised and the related lease commitments are included in the table above.  Total rent expense charged for leases during the reporting periods ended December 31, 2009, 2008, and 2007, were approximately $2.4 million, $2.3 million and $1.4 million, respectively.  Increases associated with lease expenditures can be attributed to the sale lease-back transaction the Bank entered into during the second quarter of 2007, as more fully discussed in Note 6 of these Consolidated Financial Statements, branch expansion, and the acquisition of Business First National Bank.

At December 31, 2009, the Company had three subleases in place, one of which is for additional space within an existing branch office and two are for an entire facility that was vacated as the result of consolidation from the 2003 Hacienda Bank acquisition.  These subleases are for various terms and accounted for an approximate $111 thousand credit to rental expense during 2009.  The Company currently expects to receive sublease revenue for 2010 and 2011 of approximately $81 thousand and $55 thousand, respectively.

Note 12.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009, the Company and the Bank meet all capital adequacy requirements to which it is subject.

Notes to Consolidated Financial Statements

To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. However, on March 4, 2010, the Bank entered into a Consent Order with the FDIC that requires higher levels of Tier I Leverage and Total Risk Based ratios. See also Note 25, Subsequent Events for additional information related to the Consent Oder as they pertain to these requirements.

The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2009 and 2008:

					Capital Needed
					To Be Well Capitalized
			Capital Needed For		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital to risk-weighted assets:
Company	$86,522	10.85%	$63,796	8.0%	N/A	N/A
Heritage Oaks Bank	$81,450	10.23%	$63,690	8.0%	$79,612	10.0%

Tier I capital to risk-weighted assets:
Company	$76,497	9.59%	$31,898	4.0%	N/A	N/A
Heritage Oaks Bank	$71,441	8.97%	$31,845	4.0%	$47,767	6.0%

Tier I capital to average assets:
Company	$76,497	8.24%	$37,141	4.0%	N/A	N/A
Heritage Oaks Bank	$71,441	7.74%	$36,940	4.0%	$46,176	5.0%

As of December 31, 2008
Total capital to risk-weighted assets:
Company	$78,660	10.62%	$59,251	8.0%	N/A	N/A
Heritage Oaks Bank	$76,628	10.36%	$59,192	8.0%	$73,990	10.0%

Tier I capital to risk-weighted assets:
Company	$69,385	9.37%	$29,625	4.0%	N/A	N/A
Heritage Oaks Bank	$67,362	9.10%	$29,596	4.0%	$44,394	6.0%

Tier I capital to average assets:
Company	$69,385	8.90%	$31,186	4.0%	N/A	N/A
Heritage Oaks Bank	$67,362	8.66%	$31,115	4.0%	$38,893	5.0%
As disclosed in Note 9. Borrowings, of these consolidated financial statements, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes.  At December 31, 2009 and 2008, the Company included $13.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

Additionally, it should be noted that based on the regulatory definition of Tier I and Total Risk Based capital, the Company and Bank are subject to certain limitations with regard to the amount of the allowance for loan losses that may be included in the calculation of Total Risk Based capital as well as the level of net deferred tax assets that may be considered in the calculation of Tier I and Total Risk Based capital calculations.  At December 31, 2009, the amount of the Bank’s allowance for loan losses not qualified for inclusion totaled approximately $4.6 million for the Bank and the Company.  The amount of the Company’s net deferred tax asset not qualified for inclusion totaled approximately $7.6 million for both the Bank and the Company as of December 31, 2009.

Notes to Consolidated Financial Statements

Note 13.  Salary Continuation Plan

The Company established salary continuation agreements with the President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer / Chief Credit Officer and certain other Executive and Senior Vice Presidents, as authorized by the Board of Directors.  These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  At December 31, 2009 and 2008, the present value of the Company’s liability under these Agreements was approximately $2.7 million and $2.4 million, respectively, and is included in other liabilities in the Company’s consolidated financial statements.  For the years ended December 31, 2009, 2008 and 2007, expenses associated with the Company’s salary continuation plans were approximately $327 thousand, $425 thousand and $373 thousand, respectively.  The Company maintains life insurance policies, which are intended to fund all costs associated with the agreements.  The cash surrender values of these life insurance policies totaled approximately $12.5 million and $10.7 million, at December 31, 2009 and 2008, respectively.

Note 14.  Employee Benefit Plans

401(k) Pension Plan

During 1994, the Company established a savings plan for employees that allow participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  Employee contributions are matched up to 25 percent of the employee’s contribution.  Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.  Expenses the Company incurred associated with the plan were approximately $154 thousand, $209 thousand and $168 thousand, for the years ended December 31, 2009, 2008, and 2007, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year.  The amount of the Company’s annual contribution to the ESOP is at the discretion of the Board of Directors.  The contributions made to this plan for the year ended December 31, 2007 were approximately $200 thousand.  The Company made no contributions to the plan during 2008 and 2009.

Note 15.  Share-Based Compensation Plans

At December 31, 2009, the Company had share-based compensation awards outstanding under two share-based compensation plans, which are described below:

The “2005 Equity Based Compensation Plan”

The 2005 Equity Based Compensation Plan (the “2005 Plan”) authorizes the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards.  The 2005 Plan provides for a maximum of ten percent (10%) of the Company’s issued and outstanding shares of common stock as of March 25, 2005 and adjusted on each anniversary thereafter to be ten percent (10%) of the then issued and outstanding number of shares.  As of December 31, 2009, the maximum number of shares that were available for issuance from the 2005 Plan was 462,584.

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

The “1997 Stock Option Plan”

The 1997 Stock Option Plan is a tandem stock option plan permitting options to be granted either as “Incentive Stock Options” or as “Non-Qualified Stock Options” under the Internal Revenue Code.  All outstanding options were granted at prices equal to the fair market value of the Company’s stock on the day of the grant.  Options granted vest at a rate of 20% per year for five years, and expire no later than ten years from the grant date.  However, on May 26, 2005, the stockholders of the Company approved the 2005 Plan, discussed in the preceding paragraph, which stipulates no further grants will be made from the 1997 Stock Option Plan.

Restricted Stock Awards

The Company grants restricted stock periodically as a part of the 2005 Plan for the benefit of employees.  Restricted shares issued are typically new shares and currently “cliff” vest in five years.

The following table summarizes activity with respect to restricted share-based compensation for the years ended December 31, 2009, 2008 and 2007:

		Average Grant
	Shares	Date Fair Value
Balance December 31, 2006	69,353	$18.10

Granted	1,575	$16.36
Vested	-	$-
Forfeited/expired	(1,313)	$18.29

Balance December 31, 2007	69,615	$18.05

Granted	1,050	12.14
Vested	-	-
Forfeited/expired	(6,904)	18.24

Balance December 31, 2008	63,761	$17.93

Granted	-	$-
Vested	-	-
Forfeited/expired	(5,247)	17.69

Balance December 31, 2009	58,514	$17.96

Compensation costs related to restricted stock awards are charged to earnings (included in salaries and employee benefits) over the vesting period of those awards.  Expense associated with these awards totaled $162 thousand, $180 thousand and $247 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.  The total income tax benefit recognized related to restricted stock compensation was $67 thousand, $74 thousand and $101 thousand for the years ended December 31, 2009, 2008 and 2007.  No restricted shares vested during 2009, 2008 and 2007.  At December 31, 2009, there was a total of $239 thousand of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted average period of 1.2 years.

Notes to Consolidated Financial Statements

Stock Options

The following table provides a summary of information related to the Company’s stock option awards for the years ended December 31, 2009, 2008 and 2007:

		Average		Options	Average
		Exercise	Options	Available for	Fair Value
	Shares	Price	Exercisable	Grant	Options Granted
Balance at December 31, 2006	457,364	$5.16	390,249	596,939	$2.57

Granted	147,886	$13.03
Exercised	(142,090)	$2.93

Balance at December 31, 2007	463,160	$8.36	379,848	454,472	$4.19

Granted	29,150	$10.97
Forfeited	(7,910)	$8.20
Expired	(2)	$4.42
Exercised	(75,568)	$4.05

Balance at December 31, 2008	408,830	$9.34	331,742	516,294	$4.64

Granted	58,590	$5.31
Forfeited	(2,561)	$3.73
Exercised	(24,121)	$3.73

Balance at December 31, 2009	440,738	$9.15	346,333	462,584	$4.57

The total intrinsic value (the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised in all plans during the three years ended 2009, 2008 and 2007 was $39 thousand, $0.3 million and $1.1 million, respectively.  The intrinsic value of options outstanding in all plans at December 31, 2007 was approximately $1.8 million.  There was no intrinsic value for options outstanding as of December 31, 2009 and 2008.  The total intrinsic value of options exercisable in all plans at December 31, 2007 was approximately $1.8 million.  Given that the weighted average exercise price of exercisable options was higher than the Company’s stock price at December 31, 2009 and 2008, there was substantially no intrinsic value for options exercisable as of those dates.   The Company received income tax benefits of $9 thousand $115 thousand and $446 thousand for the years ended December 31, 2009, 2008 and 2007, respectively, related to the exercise of non-qualified employee stock options, and disqualifying dispositions in the exercise of incentive stock options.  U.S. GAAP requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The amount of excess tax benefit classified as a financing cash flow at for the year ended December 31, 2009 was $9 thousand.

Notes to Consolidated Financial Statements

Share-Based Compensation Expense

The following table provides a summary of the expense the Company has recognized related to share-based compensation awards.  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards as of and for the years ended December 31, 2009, 2008 and 2007:

	For The Years Ended December 31,
(dollar amounts in thousands)	2009	2008	2007
Share-based compensation expense:
Stock option expense	$177	$202	$114
Restricted stock expense	162	181	247

Total share-based expense	$339	$383	$361

Total share-based expense, net of tax	210	256	$246

Diluted shares outstanding	7,697,234	7,753,013	7,228,804
Impact on diluted earnings per share	$-	$0.033	$0.034

Unrecognized compensation expense:
Stock option expense	$247	$277	$364
Restricted stock expense	239	493	787

Total unrecognized expense	$486	$770	$1,151

Total unrecognized expense, net of tax	$324	$469	$719

As of December 31, 2009, there was a total of approximately $247 thousand of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.22 years.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during 2009, 2008 and 2007 using the Black-Scholes option pricing model:

	2009	2008	2007
Expected volatility	36.57%	35.50%	34.32%
Expected term (years)	10	10	10
Dividend yield	0.00%	2.40%	2.00%
Risk free rate	3.18%	3.53%	4.36%

Weighted-average grant date fair value	$2.78	$3.88	$6.00

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

Note 16.  Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company.  These loans were made and deposits were taken in the ordinary course of the Bank’s business and, in Management’s opinion, were made at prevailing rates and terms.

The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2009 and 2008:

	For The Years Ended December 31,
(dollar amounts in thousands)	2009	2008
Outstanding balance, beginning of year	$28,460	$18,308
Additional loans made	8,624	15,994
Repayments	(12,767)	(5,842)

Outstanding balance, end of year	$24,317	$28,460

Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to approximately $5.8 million and $3.7 million, respectively.

Note 17.  Restriction on Transfers of Funds to Parent

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

Additionally, as disclosed in Note 25. Subsequent Events of these consolidated financial statements, the Bank and Company are currently operating under a Consent Order by the FDIC and DFI as well as a Written Agreement with the Federal Reserve Bank of San Francisco.  The Consent Order and Written Agreement contain provisions that prohibit the Bank from paying any dividends or other forms of payment that may represent a reduction in the Bank’s equity to the Holding Company.

Note 18.  Fair Value of Financial Instruments

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

Notes to Consolidated Financial Statements

The estimated fair value of financial instruments at December 31, 2009 and 2008 is summarized as follows:

	2009		2008
	Carrying		Carrying
(dollar amounts in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$40,738	$40,738	$24,571	$24,571
Interest-bearing deposits	119	119	119	119
Investments and mortgage-backed securities	121,180	121,180	50,762	50,762
Federal Home Loan Bank stock	5,828	5,828	5,123	5,123
Loans receivable, net of deferred fees and costs	726,854	731,045	678,446	692,767
Loans held for sale	9,487	9,487	7,939	7,939
Bank owned life insurance	12,549	12,549	10,737	10,737
Accrued interest receivable	3,639	3,639	3,053	3,053

Liabilities
Non interest-bearing deposits	174,635	174,635	147,044	147,044
Interest-bearing deposits	600,830	596,782	456,477	457,760
Federal Home Loan Bank advances	65,000	65,180	109,000	109,373
Securities sold under repurchase agreements	-	-	2,796	2,796
Junior subordinated debentures	13,403	12,390	13,403	13,352
Accrued interest payable	590	590	688	688

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$169,578	$1,696	$228,509	$2,285

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

Investments Including Federal Home Loan Bank Stock and Mortgage-Backed Securities

Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Fair values for holdings of Federal Home Loan Bank stock is based on carrying amounts.

Loans, Loans Held for Sale, and Accrued Interest Receivable

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate loans and loans that possess a rate variable other than daily) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  The carrying amount of accrued interest receivable approximates its fair value.

Notes to Consolidated Financial Statements

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

Note 19.  Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in U.S. GAAP which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (“ABS”), highly structured or long-term derivative contracts and certain collateralized debt obligations (“CDOs”) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

Notes to Consolidated Financial Statements

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At December 31, 2009, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

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

Notes to Consolidated Financial Statements

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$104	$-	$104
Mortgage backed securities:
Agency	-	77,950	-	77,950
Non-agency	-	20,153	-	20,153
Obligations of state and political subdivisions	-	22,127	737	22,864
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$120,443	$737	$121,180

As of December 31, 2008
Assets
Obligations of U.S. government agencies	$-	$148	$-	$148
Mortgage backed securities:
Agency	-	16,569	-	16,569
Non-agency	-	16,834	-	16,834
Obligations of state and political subdivisions	-	16,328	774	17,102
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$49,988	$774	$50,762

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2009:

	Obligations of state
	and political subdivisions
(dollar amounts in thousands)	2009	2008

Beginning balance	$774	$712
Total gains or losses (realized / unrealized)(1):
Included in earnings	-	-
Included in other comprehensive income	(37)	62
Purchases	-	-
Transfers in and/or out of Level 3	-	-
Non-trading activity	-	-

Ending balance	$737	$774
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

Notes to Consolidated Financial Statements

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Impaired loans	$-	$47,172	$-	$21,042
Loans held for sale	-	9,487	-	9,487
Other real estate owned	-	946	-	946
Goodwill	-	-	11,049	11,049

Total assets measured on a non-recurring basis	$-	$31,475	$11,049	$42,524

As of December 31, 2008
Assets
Impaired loans	$-	$18,121	$-	$18,121
Loans held for sale	-	7,939	-	7,939
Other real estate owned	-	1,337	-	1,337
Goodwill	-	-	11,049	11,049

Total assets measured on a non-recurring basis	$-	$27,397	$11,049	$38,446

Additionally, the Company has certain other loans that are measured at fair value on a non-recurring basis such as loans that were acquired in the acquisition of Business First National Bank.  Assets classified as goodwill are recorded at fair value initially and assessed for impairment periodically thereafter.  During the fiscal year ended December 31, 2009, the carrying amount of goodwill assets were compared to their fair value.  The Company determined that goodwill assets were not impaired and that carrying amount of those assets as of December 31, 2009 approximates their fair value.

Note 20.  Earnings Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share.  Share information has been retroactively adjusted for stock dividends as discussed in Note 22 of these Consolidated Financial Statements:

	For The Years Ended December 31,
	2009		2008		2007
	Net		Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares	Income	Shares
Net (loss) / income	$(7,049)		$1,646		$6,917
Dividends and accretion on preferred stock	(964)		-		-

Net (loss) / income available to common shareholders	$(8,013)		$1,646		$6,917

Weighted average shares outstanding		7,697,234		7,641,726		6,984,174

Basic (loss) / earnings per common share	$(1.04)		$0.22		$0.99

Dilutive effect of share-based compensation awards		-		111,287		244,630
Dilutive effect of common stock warrant		-		-		-

Weighted average diluted shares outstanding		7,697,234		7,753,013		7,228,804

Diluted (loss) / earnings per common share	$(1.04)		$0.21		$0.96

Notes to Consolidated Financial Statements

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009, as discussed more fully in Note 24 of these consolidated financial statements.  U.S. GAAP prohibits the computation of diluted earnings per share from assuming exercise or issuance of securities that would have an anti dilutive effect on earnings per share.  As a result, the outstanding shares from the potential exercise of share-based compensation awards and the warrant issued to the U.S. Treasury were not included in the calculation of diluted earnings per share for the year ended December 31, 2009.

Note 21.  Other Income and Expense

The following table provides a breakdown of fees and other income for the years ended December 31, 2009, 2008, and 2007:

	For The Years Ended December 31,
(dollar amounts in thousands)	2009	2008	2007
ATM/Debit card transaction/interchange fees	$976	$843	$765
Bankcard merchant fees	180	231	224
Mortgage origination fees	1,253	568	461
Earnings on bank owned life insurance	504	474	433
Other	426	769	650

Total other income	$3,339	$2,885	$2,533

The following table provides a breakdown of other expenses for the years ended December 31, 2009, 2008, and 2007:

	For The Years Ended December 31,
(dollar amounts in thousands)	2009	2008	2007
Promotional	$644	$823	$718
Data processing	2,743	2,704	2,267
Stationery and supplies	431	428	350
Regulatory fees	1,984	475	146
Audit and tax costs	625	464	517
Amortization of core deposit intangible	1,049	861	393
Director fees	355	318	289
Communications	275	324	286
Loan department costs	2,803	258	129
Other	3,188	2,676	1,931

Total other expenses	$14,097	$9,331	$7,026

Note 22.  Cash Dividends, Stock Dividends and Stock Splits

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

Notes to Consolidated Financial Statements

Cash Dividends

The following table provides a summary of cash dividends the Company has declared and paid on its common stock during the last two years ending December 31, 2009:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Regular quarterly dividend	$0.08	01/24/08	02/01/08	02/15/08

Note 23.  Stock Repurchase Program

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

As of December 31, 2009, the Company repurchased and retired 56,175 shares of its common stock under the 2006 stock repurchase plan at a weighted average price of $16.61.  The Company made no repurchases of its common stock during 2008 or 2009.

Note 24.  Preferred Stock

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

On March 20, 2009, the Company issued 21,000 shares of Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million with a liquidation preference of $1,000 per share.  The preferred stock carries a coupon of 5% for five years and 9% thereafter.  Senior preferred stock issued to the U.S. Treasury is non-voting, cumulative, and perpetual and may be redeemed at 100% of their liquidation preference plus accrued and unpaid dividends following three years from the date of issue.  In addition, the Company issued a warrant to the U.S. Treasury to purchase shares of the Company’s common stock in an amount equal to 15% of the preferred equity issuance or approximately $3.2 million (611,650 shares).  The warrant is exercisable immediately at a price of $5.15 per share, will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury.  The warrant may be dilutive to earnings per common share during reporting periods in which the warrant is not anti-dilutive.

The U.S. Treasury may not transfer a portion or portions of the warrant with respect to, and/or exercise the warrant for more than one-half of, the 611,650 common shares issuable upon exercise of the warrant, in the aggregate, until the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $21.0 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  As of December 31, 2009, the Company had not received proceeds from a Qualified Equity Offering.  However, if the Company were to redeem all of the Senior Preferred Stock as permitted by and in accordance with the provisions set forth under the CPP, the U.S. Treasury will be permitted, subject to compliance with applicable securities laws, to transfer all or a portion of the warrant with respect to, and/or exercise the warrant for, all or a portion of the number of common shares issuable thereunder, at any time and without limitation.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At December 31, 2009, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

Notes to Consolidated Financial Statements

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

It is also important to note that net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Senior Preferred Stock and any dividends paid from retained earnings on the Senior Preferred Stock.  For the year ended December 31, 2009, dividends and accretion on the Senior Preferred Stock totaled approximately $1.0 million.  Additionally, the Company is subject to certain limitations during its participation in the CPP including:

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

Note 25.  Subsequent Events

Events or transactions that provided evidence about conditions that did not exist at December 31, 2009, but arose before the financial statements were available to be issued have not been recognized in the financial statements as of and for the period ended December 31, 2009, but are discussed below.  Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at December 31, 2009 have been recognized in these consolidated financial statements.

Private Placement

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, pending receipt of regulatory approvals required for the particular investor purchasing such shares.

The following provides a general summary of the private placement as well the terms of the preferred stock issued and is qualified in its entirety by reference to the Company’s current report filed on Form 8-K with the SEC on March 10, 2010:

•	Issued an aggregate of 56,160 shares of Series B Preferred Stock with a liquidation preference of $1,000 per share.

•	Issued 1,189,538 shares of Series C Preferred Stock at a price of $3.25 per share

•	Proceeds from the offering totaled approximately $60.0 million, assuming the successful closing of the escrow for the second closing mentioned above.

•
Series B Preferred Stock will convert to 17,280,000 shares of common stock at a conversion price of $3.25 per share upon receipt of shareholder approvals (as defined in the Company’s March 10, 2010 8-K filing with the SEC).  Each share of Series B Preferred Stock provides for cumulative dividends as follows: (i) 10% for a period of six months following the issuance, (ii) 15% for the next six months, and (iii) 20% thereafter.  If shareholder approvals are received within the first six month period, no dividends will be owed or paid on the Series B Preferred Stock,

Notes to Consolidated Financial Statements

•
Series C Preferred Stock is a non-voting class of stock substantially similar in priority to the common stock of the Company, except for a liquidation preference over the Company’s common stock.  Upon receipt of shareholder approvals (as defined in the Company’s March 10, 2010 8-K filing with the SEC), the Series C Preferred Stock will convert to shares of common stock on a one share for one share basis.

•
The Series B Preferred Stock and Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series B Preferred Stock and Series C Preferred Stock will not receive any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the applicable series of Preferred Stock.

The following provides condensed consolidated un-audited pro forma financial information as of December 31, 2009 to illustrate the estimated impact of the private placement on the consolidated balance sheet had it occurred on the date of the balance sheet:

Heritage Oaks Bancorp
and Subsidiaries
Condensed Consolidated Balance Sheet

	December 31, 2009
(dollar amounts in thousands)	Actual	Subsequent Event		Proforma
Assets
Cash and cash equivalents	$40,738	$52,292	(1)	$93,030
Investments	127,127	-		127,127
Net loans and loans held for sale	721,969	-		721,969
Other assets	55,343	-		55,343

Total assets	$945,177	$52,292		$997,469

Liabilities
Deposits	$775,465	$-		$775,465
Borrowed funds	78,403	-		78,403
Other liabilities	7,558	-		7,558

Total liabilities	$861,426	$-		$861,426

Series A Senior preferred stock, $1,000 per share stated value	$19,431	$-		$19,431
Series B preferred stock, $1,000 per share stated value	-	48,426	(2)	48,426
Series C preferred stock, $3.25 per share stated value	-	3,866	(3)	3,866
Common stock, no par value	48,747	-		48,747
Additional paid in capital	3,242	-		3,242
Retained earnings	13,407	-		13,407
Accumulated other comprehensive loss, net of tax benefit of $752	(1,076)	-		(1,076)

Total stockholders' equity	$83,751	$52,292		$136,043

Total liabilities and stockholders' equity	$945,177	$52,292		$997,469

(1)	Represents increase in cash and equivalents from proceeds of private placement.
(2)	Total proceeds from sale of Series B preferred stock of $52.1 million less $3.7 million in placement agent fees and other expenses related to the offering.
(3)	Total proceeds from sale of Series C preferred stock.

Notes to Consolidated Financial Statements

The following provides un-audited pro forma information related to the Company’s and Bank’s regulatory capital ratios as of December 31, 2009 to illustrate the estimated impact of the private placement on these ratios as of the date of the balance sheet.  This pro forma information assumes the Company down-streamed $48.0 million of the net proceeds from the private placement to the Bank in the form of Tier I capital.

			December 31, 2009
	Regulatory Standard		Actual		Pro forma
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	8.24%	7.74%	13.87%	12.93%
Tier I capital to risk weighted assets	4.00%	6.00%	9.59%	8.97%	16.15%	15.00%
Total risk based capital to risk weighted assets	8.00%	10.00%	10.85%	10.23%	17.41%	16.26%

The pro forma financial information presented in the tables above is based on certain assumptions and estimates which the Company believes are reasonable.  The pro forma condensed consolidated financial condition and regulatory capital ratios presented above do not purport to be indicative of what would have actually been presented in the Company’s financial statements had the private placement occurred as of the date of the balance sheet, but serve to provide Management’s best estimate, given all available information, of what may have been presented as of the date of the balance sheet.

Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the "Order") to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and will continue to take all actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed above which, following a contribution of a portion of the proceeds to the Bank, will bring the Bank into compliance with the capital requirements of the Order.  Additionally and as previously discussed, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. With the capital raise secured, the Company and Bank believe it can successfully address the requirements of both the Order and the Written Agreement.

The following provides a summary of certain provisions in the Consent Order as well as the Written Agreement.  Please also refer to the Company’s current reports filed on Form 8-K with the SEC on March 10, 2010 and March 8, 2010, respectively for a more complete description of the provisions of the Consent Order and Written Agreement.

Consent Order

On February 26, 2010, the Bank stipulated to the issuance of a consent order (the “Order”) with the FDIC, its principal federal banking regulator, and the California Department of Financial Institutions (“DFI”) which requires the Bank to take certain measures to improve its safety and soundness.  The Order was subsequently issued by the FDIC and DFI on March 4, 2010.  The Bank’s stipulation to the issuance by the FDIC and the DFI of the Order resulted from certain findings in a report of examination resulting from an examination of the Bank conducted in September 2009 based upon financial and lending data measured as of June 30, 2009. In entering into the stipulation to entry of the Order, the Bank did not concede the findings or admit to any of the assertions in the report of examination (“ROE”).

Under the Order, the Bank is required to take certain measures as more fully discussed below.  The Bank has taken several steps to comply with the Order, and importantly recently completed a capital raise as discussed above.  As mentioned, Management and the Board are aggressively responding to the Order to ensure full compliance and will continue to take all steps necessary to achieve such compliance.

•
Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to reach and maintain a Tier 1 leverage ratio of at least 10% and a total risked based capital ratio of 11.5% at the Bank level beginning 90 days from the issuance of the Order.

Notes to Consolidated Financial Statements

•
Pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors or to employ any new senior executive officer, and must conduct an independent study of management and personnel structure of the Bank. A consultant has been retained to complete the required management study, and the Bank intends to comply with the Order’s timelines for completion of such study and implementation by the Board of a plan to address the findings of such study.  As part of the capital raise, the Company and Bank have agreed to seek regulatory approval to add as a director of both the Bank and Company one of the principals of the investor in the transaction that proposes to own approximately 14.4% of the outstanding voting shares of the Company.  Appropriate applications for such approval were submitted on March 26, 2010.  The addition of a director to the Company’s Board of Directors will require an amendment to the Company’s bylaws to increase the range of the size of the board.  Such an amendment will require the approval of the Company’s shareholders, and it is expected that such amendment will be submitted to the shareholders for approval at the Company’s next annual meeting of shareholders.

•
Under the Order the Bank’s Board of Directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Board of Directors believes it has always provided appropriate oversight of the Bank, but has recently taken steps to reevaluate such oversight and enhance where appropriate the frequency and duration and the scope and depth of matters covered at its Board meetings in response to the current economic environment and concerns raised in the ROE. In direct response to the ROE, a new joint regulatory compliance committee was formed at both the Bank and Company levels to oversee the Bank’s and Company’s response to all regulatory matters, including the Order and the Written Agreement, discussed below.  Detailed tracking of the Order’s requirements, and the Bank’s progress in responding thereto, is reviewed and reported at all such committee meetings, with regular reports then being provided by the committee to the full Board.  Further, and prior to the issuance of the Order, the Board directed its Chairman, Michael Morris, to significantly increase his direct oversight of Management and involvement in Bank and Company affairs to ensure an appropriate response at both the Bank and Company to the concerns raised in the recent examination of the Bank.

•
The Order further requires the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provisions of approximately $19.3 million in the third and fourth quarters of 2009.  The Bank is currently in the process of revising its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings.

•
With respect to classified assets as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order to reduce its level of assets classified as “Substandard” to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  In addition, as of December 31, 2009, and through the date of this report, the requirement to reduce assets classified as “Substandard” as of the date of the ROE has not been met. However, upon contribution by the Company of a portion of the proceeds from the recent capital raise to the Bank, the reduction in the percentage of “Substandard” assets will be substantially met. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

•
The Order requires that the Bank develop or revise, adopt and implement a plan, which must be approved by the FDIC and DFI, to reduce the amount of Commercial Real Estate loans extended, particularly focusing on reducing loans for construction and land development.  In addition, the Bank is to develop a plan for reducing the number of “watch list” credits to an acceptable level, and develop or revise its written lending and collection policies to provide more effective guidance and control over the Bank’s lending function.  The Bank is currently in the process of developing a plan to comply with this provision of the Order.

•
The Order restricts the Bank from taking certain actions without the prior written consent of the FDIC and the DFI, including paying cash dividends, and from extending additional credit to certain types of borrowers. The Bank has not paid cash dividends since the first quarter of 2008. In addition, the Bank has put processes and controls in place to ensure extensions of credit, directly or indirectly, are not granted to those who are related to borrowers of loans charged-off or classified as “Loss”, “Substandard” or “Doubtful” in the ROE. The Bank has also acknowledged that neither the loan committee nor the Board of Directors will approve any extension to a borrower classified “Substandard” or “Doubtful” in the ROE without first collecting all past due interest in cash.

Notes to Consolidated Financial Statements

•
The Order further requires the Bank to develop or revise, adopt and implement a revised liquidity policy, and to adopt a contingency funding plan to adequately address contingency funding sources and appropriately reduce contingency funding reliance on off-balance sheet sources.  The Bank is currently in the process of revising its current liquidity policy and has since developed a contingency funding plan.

•
The Order also requires that the Bank prepare and submit a revised business plan, that is to include a comprehensive budget, and a 3 year strategic plan, and to further revise its investment policy.  The Bank has since prepared a comprehensive budget and revised the investment policy and is in the process of developing a revised business plan and 3 year strategic plan.

Written Agreement

On March 4, 2010, the Company entered into a written agreement with the FRB (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provides, among other things, that the Company shall not: declare or pay dividends without prior approval of the FRB, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities, incur, increase, or guarantee any debt.  The Company is currently taking steps to comply with all requirements of the Written Agreement, including an update to its capital plan and cash flow projections for 2010.

The forgoing discussion of the Order and Written Agreement are qualified in their entirety by reference to the complete text of the Order and Written Agreement, which can be found on the Current Reports on Form 8-K filed March 10, 2010, and March 8, 2010, respectively.

Notes to Consolidated Financial Statements

Note 26.  Parent Company Financial Information

Heritage Oaks Bancorp
Condensed Balance Sheets

	December 31,
(dollar amounts in thousands)	2009	2008

Assets
Cash	$382	$538
Federal funds sold	4,350	1,250
Total cash and cash equivalents	4,732	1,788
Prepaid and other assets	428	457
Investment in subsidiaries	92,085	81,413

Total assets	$97,245	$83,658

Liabilities
Junior subordinated debentures	$13,403	$13,403
Other liabilities	91	223

Total liabilities	13,494	13,626

Stockholders' Equity
Preferred Stock	$19,431	$-
Common stock	48,747	48,649
Additional paid in capital	3,242	1,055
Retained earnings	13,407	21,420
Accumulated other comprehensive income	(1,076)	(1,092)

Total stockholders' equity	83,751	70,032

Total liabilities and stockholders' equity	$97,245	$83,658

Notes to Consolidated Financial Statements

Heritage Oaks Bancorp
Condensed Statements of Income

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2009	2008	2007

Income
Equity in undisbursed (loss) / income of subsidiaries	$(6,532)	$2,230	$7,512
Interest	29	72	77

Total income	(6,503)	2,302	7,589

Expense
Salary	150	127	31
Equipment	(57)	(57)	(57)
Other professional fees and outside services	239	236	199
Interest	574	755	921

Total expense	906	1,061	1,094

Total operating (loss) / income	(7,409)	1,241	6,495
Income tax benefit	(360)	(405)	(422)

Net (loss) / income	$(7,049)	$1,646	$6,917

Notes to Consolidated Financial Statements

Heritage Oaks Bancorp
Condensed Statements of Cash Flows

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2009	2008	2007

Cash flows from operating activities:
Net (loss) / income	$(7,049)	$1,646	$6,917
Adjustments to reconcile net income to net cash provided by/(used in)
operating activities:
Decrease in other assets	29	36	227
Decrease in other liabilities	(131)	(86)	(150)
Share-based compensation expense	150	127	31
Undistributed loss /(income) of subsidiaries	6,532	(2,230)	(7,512)

Net cash used in operating activities	(469)	(507)	(487)

Cash flows from investing activities:
Contribution to subsidiary	(17,000)	(1,750)	-

Net cash used in investing activities	(17,000)	(1,750)	-

Cash flows from financing activities:
Cash dividends received	-	-	2,000
Cash paid in lieu of fractional shares	-	(5)	-
Cash dividends paid	(685)	(586)	(2,128)
Decrease in junior subordinated debentures	-	-	(3,093)
Stock repurchased	-	-	(215)
Proceeds from issuance of preferred stock	19,151	-	-
Proceeds from issuance of common stock warrants	1,849	-	-
Proceeds from the exercise of options	98	421	862

Net cash provided/ (used in) by financing activities	20,413	(170)	(2,574)

Net increase / (decrease) in cash and cash equivalents	2,944	(2,427)	(3,061)

Cash and cash equivalents, beginning of year	1,788	4,215	7,276

Cash and cash equivalents, end of year	$4,732	$1,788	$4,215

Quarterly Financial Information (un-audited)

The following table provides a summary of results for the periods indicated:

	For The Quarters Ended,
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(dollar amounts in thousands, except per share data)	2009	2009	2009	2009	2008	2008	2008	2008

Interest income	$13,534	$11,860	$12,269	$11,896	$12,223	$12,536	$12,574	$12,817
Net interest income	10,836	9,265	9,842	9,567	9,352	9,525	9,589	9,120
Provision for credit losses	9,500	9,756	2,700	2,110	6,000	3,200	2,775	240
Non interest income	1,445	1,593	1,500	1,660	1,498	1,513	1,756	1,439
Non interest expense	8,826	10,251	8,014	7,425	7,208	7,108	7,498	7,620
Income before provision for income taxes	(6,045)	(9,149)	628	1,692	(2,358)	730	1,072	2,699

Net (loss) / income	(3,416)	(5,242)	507	1,102	(1,254)	534	691	1,675

Dividends and accretion on preferred stock	351	352	250	11	-	-	-	-

Net (loss) / income available to common shareholders	$(3,767)	$(5,594)	$257	$1,091	$(1,254)	$534	$691	$1,675

(Loss) / earnings per common share
Basic	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07	$0.09	$0.22
Diluted	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07	$0.09	$0.21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which can be found under Item 8. Financial Statements and Supplementary Data, beginning on page 77 of this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2009.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

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

Reference is made to the Exhibit Index on page 131 for exhibits filed as part of this report.

(c) Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company

/s/ Lawrence P. Ward	/s/ Margaret A. Torres
Lawrence P. Ward	Margaret A. Torres
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Dated: March 31, 2010	and Principal Accounting Officer
Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Morris	Chairman of the Board of Directors	March 31, 2010
Michael Morris

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	March 31, 2010
Donald H. Campbell

/s/ Michael Behrman	Director	March 31, 2010
Michael Behrman

/s/ Kenneth Dewar	Director	March 31, 2010
Kenneth Dewar

/s/ Mark C. Fugate	Director	March 31, 2010
Mark C. Fugate

/s/ Dolores T. Lacey	Director	March 31, 2010
Dolores T. Lacey

/s/ Merle F. Miller	Director	March 31, 2010
Merle F. Miller

/s/ Daniel J. O’Hare	Director	March 31, 2010
Daniel J. O’Hare

/s/ Michael E. Pfau	Director	March 31, 2010
Michael E. Pfau

/s/ Alex Simas	Director	March 31, 2010
Alex Simas

/s/ Lawrence P. Ward	Director	March 31, 2010
Lawrence P. Ward

Exhibit Index

(3.1a)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April, 1994.

(3.1b)	Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997 filed with the SEC in the Company’s 10-KSB for the year ending December 31, 1997.

(3.1c)	Certificate of Amendment of Articles of Incorporation of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 5, 2009.

(3.1d)	Certificate of Amendment of Bylaws of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on April 23, 2009.

(3.2)	The Company Bylaws as amended November 16, 2000 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2000.

(4.1)	Specimen form of The Company stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April 8, 1994.

(4.2)	Certificate of Determination of Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, filed with the SEC on Form 8-K on March 15, 2010.

(4.3)	Certificate of Determination of Series C Convertible Perpetual Preferred Stock, filed with the SEC on Form 8-K on March 15, 2010.

(4.4)	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009.

(4.5)	Specimen form of certificate of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009.

(4.6)	Form of Warrant to Purchase Common Stock of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009.

(10.1)	1990 Stock Option Plan incorporated by reference from Exhibit 10.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.2)	Form of Stock Option Agreement incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.5)	The Company 1995 Bonus Plan, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.6)	Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB Report for the quarter ended March 31, 2001.

(10.7)	Salary Continuation Agreement with Gwen R. Pelfrey, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

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

(10.43)	Form of Change in Control Agreements.

(10.44)	Consent Order between Heritage Oaks Bank and the Federal Deposit Insurance Corporation, filed with the SEC on Form 8-K on March 10, 2010.

(10.45)	Consent Order between Heritage Oaks Bank and the California Department of Financial Institutions, filed with the SEC on Form 8-K on March 10, 2010.

(10.46)	Securities Purchase Agreement, filed with the SEC on Form 8-K on March 10, 2010.

(10.47)	Registration Rights Agreement, filed with the SEC on Form 8-K on March 10, 2010.

(10.48)	Written Agreement by and between Heritage Oaks Bancorp and Federal Reserve Bank of San Francisco, filed with the SEC on March 8, 2010.

(10.49)	Securities Purchase Agreement, filed with the SEC on Form 8-K on March 23, 2009.

(14)	Code of Ethics, filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2003.

(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiaries of the Company.

(23)	Consent of Independent Registered Accounting Firm**

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(99.1)	Certification of Principal Executive Officer pursuant to 31 CFR § 30.15**

(99.2)	Certification of Principal Financial Officer pursuant to 31 CFR § 30.15**

**Filed herewith.