Form 10-K/A
period 2009-12-31
HERITAGE OAKS BANCORP
filed 2010-04-15
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

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

Explanatory Note:

This 10-K/A is being filed to correct the cover page only of the Annual Report on Form 10-K filed by Heritage Oaks Bancorp on March 31, 2010, to properly identify the exchange on which shares of the company’s common stock is traded as the NASDAQ Capital Market, and to properly identify the filing status of the company as a “smaller reporting company.”  This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company

/s/ Lawrence P. Ward Lawrence P. Ward President and Chief Executive Officer (Principal Executive Officer) Dated: April 14, 2010	/s/ Margaret A. Torres Margaret A. Torres Executive Vice President, Chief Financial Officer (Principal Financial Officer / Principal Accounting Officer) Dated: April 14, 2010

Exhibit Index

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002