Form 10-Q
period 2010-03-31
HERITAGE OAKS BANCORP
filed 2010-05-05
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of April 30, 2010 there were 7,783,212 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

		(audited)
	March 31,	December 31,
(dollars in thousands except per share data)	2010	2009
Assets
Cash and due from banks	$20,997	$19,342
Interest bearing due from Federal Reserve Bank	97,898	17,046
Federal funds sold	1,430	4,350
Total cash and cash equivalents	120,325	40,738

Interest bearing deposits other financial institutions	119	119
Securities available for sale	128,388	121,180
Federal Home Loan Bank stock, at cost	5,828	5,828
Loans held for sale	7,815	9,487
Loans, net of deferred fees of $1,699 and $1,825 and allowance for loan loss of $18,559 and $14,372 at March 31, 2010 and December 31, 2009, respectively.	702,485	712,482
Property, premises and equipment, net	6,496	6,779
Deferred tax assets	11,654	10,553
Bank owned life insurance	12,684	12,549
Goodwill	11,049	11,049
Core deposit intangible	2,513	2,642
Other real estate owned	741	946
Other assets	9,395	10,825

Total assets	$1,019,492	$945,177

Liabilities
Deposits
Demand, non-interest bearing	$178,976	$174,635
Savings, NOW, and money market deposits	378,726	365,602
Time deposits of $100 or more	121,106	117,420
Time deposits under $100	116,608	117,808
Total deposits	795,416	775,465

Short term FHLB borrowing	65,000	65,000
Other secured borrowing	2,479	-
Junior subordinated debentures	13,403	13,403
Other liabilities	7,975	7,558

Total liabilities	884,273	861,426

Commitments and contingencies	-	-

Stockholders' Equity
Series A senior preferred stock, $1,000 per share stated value, 21,000 shares issued and outstanding	19,520	19,431
Series B preferred stock, $1,000 per share stated value, 52,088 shares issued and outstanding	48,469	-
Series C preferred stock, $3.25 per share stated value, 1,189,538 shares issued and outstanding	3,866	-
Common stock, no par value; 20,000,000 shares authorized, issued and outstanding 7,783,212 and 7,771,952 as of March 31, 2010 and December 31, 2009, respectively.	48,789	48,747
Additional paid in capital	3,341	3,242
Retained earnings	11,717	13,407
Accumulated other comprehensive loss, net of tax benefit of $338 and $752 as of March 31, 2010 and December 31, 2009, respectively.	(483)	(1,076)

Total stockholders' equity	135,219	83,751

Total liabilities and stockholders' equity	$1,019,492	$945,177

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the three months ended
	March 31,
(dollars in thousands except per share data)	2010	2009
Interest Income
Interest and fees on loans	$11,141	$11,147
Interest on investment securities
Mortgage backed securities	1,019	548
Obligations of state and political subdivisions	257	186
Interest on time deposits with other banks	-	1
Interest on due from Federal Reserve Bank	28	-
Interest on federal funds sold	1	7
Interest on other securities	4	7

Total interest income	12,450	11,896

Interest Expense
Interest on savings, NOW and money market deposits	1,082	817
Interest on time deposits in denominations of $100 or more	576	544
Interest on time deposits under $100	613	564
Other borrowings	232	404

Total interest expense	2,503	2,329

Net interest income before provision for possible loan losses	9,947	9,567

Provision for possible loan losses	5,200	2,110

Net interest income after provision for possible loan losses	4,747	7,457

Non Interest Income
Fees and service charges	625	712
Gain on sale of investment securities	-	122
Loss on sale of OREO	-	(27)
Other	961	853

Total non interest income	1,586	1,660

Non Interest Expense
Salaries and employee benefits	4,378	3,803
Occupancy	933	852
Equipment	328	325
Other	3,227	2,445

Total non interest expense	8,866	7,425

(Loss) / income before provision for income taxes	(2,533)	1,692

(Benefit) / provision for income taxes	(1,194)	590

Net (loss) / income	(1,339)	1,102

Dividends and accretion on preferred stock	351	11

Net (loss) / income available to common shareholders	$(1,690)	$1,091

(Loss) / Earnings Per Common Share
Basic	$(0.22)	$0.14
Diluted	$(0.22)	$0.14

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

							Accumulated
		Common Stock		Additional			Other	Total
	Preferred	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Shares	Amount	Capital	Income / (Loss)	Earnings	Income / (Loss)	Equity
Balance, December 31, 2009	$19,431	7,771,952	$48,747	$3,242		$13,407	$(1,076)	$83,751

Issuance of 52,088 shares of Series B preferred stock	48,469							48,469
Issuance of 1,189,538 shares of Series C preferred stock	3,866							3,866
Accretion on Series A preferred stock	89					(89)		-
Dividends paid on preferred stock						(262)		(262)
Exercise of stock options		11,260	42					42
Share-based compensation expense				99				99
Comprehensive income
Net loss					$(1,339)	(1,339)		(1,339)
Unrealized security holding gain (net of $414 tax)					593		593	593

Total comprehensive loss					$(746)

Balance, March 31, 2010	$71,855	7,783,212	$48,789	$3,341		$11,717	$(483)	$135,219

Balance, December 31, 2008	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of 21,000 shares of Series A Senior preferred stock and common stock warrant	19,152			1,848				21,000
Accretion on Series A preferred stock	11					(11)		-
Share-based compensation expense				90				90
Retirement of restricted share awards		(1,312)						-
Comprehensive income
Net income					$1,102	1,102		1,102
Unrealized security holding loss (net of $463 tax benefit)					(663)		(663)	(663)
Realized gains on sale of securities (net of $50 tax)					72		72	72

Total comprehensive income					$511

Balance, March 31, 2009	$19,163	7,751,766	$48,649	$2,993		$22,511	$(1,683)	$91,633

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the three month periods
	ended March 31,
(dollars in thousands)	2010	2009
Cash flows from operating activities:
Net (loss) / income	$(1,339)	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	270
Provision for possible loan losses	5,200	2,110
Amortization of premiums / discounts on investment securities, net	183	(32)
Amortization of intangible assets	129	263
Share-based compensation expense	99	90
Gain on sale of available for sale securities	-	(122)
Decrease / (increase) in loans held for sale	1,672	(5,867)
Net increase in bank owned life insurance	(135)	(105)
(Increase) / decrease in deferred tax asset	(1,515)	6
Loss on sale and write-downs on other real estate owned	205	101
Decrease / (increase) in other assets	1,430	(651)
Increase in other liabilities	417	655

NET CASH PROVIDED / (USED) IN OPERATING ACTIVITIES	6,665	(2,180)

Cash flows from investing activities:
Purchase of securities, available for sale	(10,492)	(20,539)
Sale of available for sale securities	-	4,762
Maturities and calls of available for sale securities	3	610
Proceeds from principal reductions and maturities
of available for sale securities	4,105	2,478
Purchase of Federal Home Loan Bank stock	-	(705)
Decrease / (increase) in loans, net	4,300	(13,736)
Allowance for loan and lease loss recoveries	497	3
Purchase of property, premises and equipment, net	(36)	(282)
Proceeds from sale of other real estate owned	-	87

NET CASH (USED) IN INVESTING ACTIVITIES	(1,623)	(27,322)

Cash flows from financing activities:
Increase in deposits, net	19,951	61,300
Proceeds from Federal Home Loan Bank borrowing	35,000	35,000
Repayments of Federal Home Loan Bank borrowing	(35,000)	(49,000)
Decrease in repurchase agreements	-	(2,796)
Increase in secured borrowings	2,479	-
Proceeds from exercise of stock options	42	-
Cash dividends paid	(262)	-
Proceeds from issuance of preferred stock and common stock warrants, net	52,335	21,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,545	65,504

Net increase in cash and cash equivalents	79,587	36,002

Cash and cash equivalents, beginning of period	40,738	24,571

Cash and cash equivalents, end of period	$120,325	$60,573

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$2,547	$2,483
Income taxes paid	$-	$-

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$1,007	$(1,004)
Loans transferred to OREO or foreclosed collateral	$-	$1,748

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Notes to Consolidated Financial Statements

Note 1.  Consolidated Financial Statements

The accompanying un-audited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2009 Annual Report filed on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (“the Bank”).  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trusts II and III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain amounts in the consolidated financial statements for the year ended December 31, 2009 and for the three months ended March 31, 2009 may have been reclassified to conform to the presentation of the consolidated financial statements in 2010.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Events or transactions that provided evidence about conditions that did not exist at March 31, 2010, but arose before the financial statements were available to be issued have not been recognized in the financial statements as of and for the period ended March 31, 2010.  Based on all currently available information, the Company is not aware of any such events.  Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at March 31, 2010 have been recognized in these consolidated financial statements.

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

Heritage Oaks Bancorp | - 8 -

Notes to Consolidated Financial Statements

The following table sets forth the amortized cost and fair values of investment securities available for sale at March 31, 2010 and December 31, 2009:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2010	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$106	$-	$(4)	$102
Mortgage backed securities				-
Agency	85,330	864	(518)	85,676
Non-agency	20,962	1,152	(2,570)	19,544
Obligations of state and political subdivisions	22,702	433	(178)	22,957
Other securities	109	-	-	109

Total	$129,209	$2,449	$(3,270)	$128,388

As of December 31, 2009
Obligations of U.S. government agencies	$108	$-	$(4)	$104
Mortgage backed securities
Agency	78,203	619	(872)	77,950
Non-agency	21,935	1,184	(2,966)	20,153
Obligations of state and political subdivisions	22,653	421	(210)	22,864
Other securities	109	-	-	109

Total	$123,008	$2,224	$(4,052)	$121,180

During the three months ended March 31, 2010 the Bank purchased approximately $10.5 million in investment securities and made no sales of investment securities during this period.  Sales of investment securities during the first three months of 2009 totaled approximately $4.8 million.  Gains recognized in connection with those sales totaled approximately $0.1 million.

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

During the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several non-agency whole loan CMOs in the investment portfolio for other than temporary impairment (“OTTI”).  These securities were in a net unrealized loss position for more than 12 months, were downgraded to below investment grade status, and had been experiencing increases in delinquency and default rates for a period of at least 12 months.  The Company’s review of these securities was performed under FASB ASC 320, which includes new guidance the Company was required to adopt on January 1, 2009 in evaluating investments for other than temporary impairment.  OTTI is considered to have occurred (1) if the Company intends to sell the related securities; (2) if it is “more likely than not” the Company will be required to sell the securities before recovery of its amortized cost basis; or (3) the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis of the securities.

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

Although as of the date of evaluation the Company had the ability and intent to hold the related securities it evaluated for OTTI for the foreseeable future, the results of the analysis performed on these securities indicated that the present value of the expected future cash flows on each security was not sufficient to recover their entire amortized cost basis and thus indicating a credit loss had occurred.

Heritage Oaks Bancorp | - 9 -

Notes to Consolidated Financial Statements

The results of the Company’s evaluation of several non-agency whole loan CMOs indicated there was OTTI on four holdings in the investment portfolio as of December 31, 2009.  The gross unrealized loss on these holdings at the time impairment was determined was approximately $2.0 million.  The Company’s analysis indicated that approximately $0.4 million of these losses were credit related, while approximately $1.6 million were related to all other factors, including general market conditions.  These amounts were recorded in the Company’s consolidated financial statements during the fourth quarter of 2009.  As of March 31, 2010 the remaining book balance of these securities was approximately $5.2 million, compared to the $5.4 million reported at December 31, 2009. In the first quarter of 2010, the Company engaged an independent third party to review these same securities for additional OTTI.  The results of that analysis indicated there was no additional OTTI on these securities.  The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

The Company’s evaluations of non-agency whole loan CMOs, with the assistance of an independent third party, compile relevant collateral details and performance statistics on a security-by-security basis.  These evaluations also include assumptions about prepayment rates, future delinquencies, and loss severities based on the underlying collateral characteristics, and vintage.  Additionally, evaluations include consideration of actual recent collateral performance, the structuring of the security, including the Company’s position within that structure, and expectations of relevant market and economic data as of the end of the reporting period.  Assumptions made concerning the items listed above allow the Company to then derive an estimate for the net present value of each security’s expected future cash flows.  This amount is then compared to the amortized cost of each security to determine the amount of credit loss.

As of March 31, 2010, unrealized losses on other non-agency CMOs within the Bank’s investment portfolio were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in financial markets, rather than to credit risk.  Current characteristics of each security owned, such as delinquency rates, foreclosure levels, credit enhancements, and projected losses, are reviewed periodically by Management.   Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell these investments and it is not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired as of March 31, 2010.  However, it is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, further significantly weakened economic conditions, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

As of March 31, 2010, the Company believes that unrealized losses on agency mortgage related securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government.  As of March 31, 2010, the Company does not believe unrealized losses related to these securities are other than temporary.

The following table provides a roll forward as of March 31, 2010 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.  The Company did not record any OTTI on investment securities during the three months ended March 31, 2010.

		OTTI Related
	OTTI Related	All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, December 31, 2009	$(372)	$(1,584)	$(1,956)
Charges on securities for which OTTI was not previously recognized	-	-	-

Balance, March 31, 2010	$(372)	$(1,584)	$(1,956)

Heritage Oaks Bancorp | - 10 -

Notes to Consolidated Financial Statements

The following table provides a summary of investment securities in an unrealized loss position as of March 31, 2010 and December 31, 2009:

	Securities In A Loss Position
	For Less Than 12 Months		For 12 Months or More		Total
(dollar amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2010	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$102	$(4)	$102	$(4)
Mortgage backed securities
Agency	32,376	(516)	306	(2)	32,682	(518)
Non-agency	-	-	11,364	(2,570)	11,364	(2,570)
Obligations of state and political subdivisions	6,171	(178)	-	-	6,171	(178)

Total	$38,547	$(694)	$11,772	$(2,576)	$50,319	$(3,270)

As of December 31, 2009
Obligations of U.S. government agencies	$-	$-	$104	$(4)	$104	$(4)
Mortgage backed securities
Agency	38,625	(870)	357	(2)	38,982	(872)
Non-agency	-	-	11,618	(2,966)	11,618	(2,966)
Obligations of state and political subdivisions	6,012	(210)	-	-	6,012	(210)

Total	$44,637	$(1,080)	$12,079	$(2,972)	$56,716	$(4,052)

At March 31, 2010, the Bank owned eleven Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $19.5 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Bank owns with the exception of one mezzanine bond (subordinate).  At March 31, 2010, six bonds in the approximate amount of $11.1 million, were reassessed by one or more of the rating agencies (the Bank must use the most recent and lowest rating when there are discrepancies between the agencies) and subsequently downgraded below investment grade.  All six of these bonds are in senior or super senior tranche positions of their respective deals, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support.

The Bank continues to perform regular extensive analyses, quarterly, on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of March 31, 2010, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

Heritage Oaks Bancorp | - 11 -

Notes to Consolidated Financial Statements

Note 3.  Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of March 31, 2010 compared to December 31, 2009:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Real Estate Secured
Multi-family residential	$20,530	$20,631
Residential 1 to 4 family	25,846	25,483
Home equity lines of credit	29,383	29,780
Commercial	335,733	337,940
Farmland	12,804	13,079
Commercial
Commercial and industrial	152,291	157,270
Agriculture	19,591	17,698
Other	238	238
Construction
Single family residential	15,732	15,538
Single family residential - Spec.	3,295	3,400
Tract	1,245	2,215
Multi-family	1,883	2,300
Hospitality	13,126	14,306
Commercial	30,704	27,128
Land	51,557	52,793
Installment loans to individuals	8,407	8,327
All other loans (including overdrafts)	378	553

Total loans, gross	722,743	728,679

Deferred loan fees	1,699	1,825
Reserve for possible loan losses	18,559	14,372

Total loans, net	$702,485	$712,482

Loans held for sale	$7,815	$9,487

Concentration of Credit Risk

At March 31, 2010, approximately $541.8 million or 75.0% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents a decrease of approximately $2.8 million when compared to the $544.6 million or 74.7% reported at December 31, 2009.  Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by industry and project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At March 31, 2010, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $17.1 million and un-disbursed loan commitments in the approximate amount of $131.1 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank currently anticipates no losses as a result of such transactions.  For more detailed information on concentrations of credit risk, please refer to “Loans” of “Financial Condition” under “Management’s Discussion and Analysis of Results and Operations” contained within this document.

Heritage Oaks Bancorp | - 12 -

Notes to Consolidated Financial Statements

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans was $16.2 million and $16.3 million at March 31, 2010 and December 31, 2009, respectively.

The Bank also originates SBA loans for sale to governmental agencies and institutional investors.  At March 31, 2010 and December 31, 2009, the unpaid principal balance of SBA loans serviced for others totaled $4.3 million and $4.4 million, respectively.  The Bank booked approximately $48 thousand in servicing assets related to the sale of SBA loans in the first quarter of 2010, which will be amortized in proportion to and over the period of estimated net servicing income associated with each SBA loan for which the Bank provides servicing.

The following table provides a reconciliation of the change in net SBA servicing assets for the three months ended March 31, 2010:

For the three months ended,
(dollar amounts in thousands)	March 31, 2010
Beginning balance	$(19)
Additions	48
Disposals	-
Amortzation	-

Ending balance	$29

U.S. GAAP requires that the Company record the transfer of a portion of a financial asset (such as SBA loans) as secured borrowing in its consolidated financial statements until such time that the transfer of a portion of the financial asset represents a participating interest and the transfer of the participating interest has met the conditions for surrender of control, as defined in ASC 860.

The following summarizes the conditions that must be met to qualify as a participating interest:

•	The portions of a financial asset must represent a proportionate ownership interest in an entire financial asset.
•
From the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership.

•	The transfer of the financial asset shall involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder.
•	No party has the right to pledge or exchange the entire financial asset.

If the participating interest or surrender of control criteria are not met the transfer of the financial asset is not accounted for as a sale and de-recognition of the asset is not appropriate and the Bank would continue to account for the transfer as secured borrowing.

The accounting guidance provided under ASC 860 has impacted the way the Bank accounts for the sale of SBA loans.  The terms contained in certain participation and loan sale agreements, specifically those that related to the sale of SBA loans, are outside the control of the Company.  These sales agreements contain recourse provisions (generally 90 days) that initially require the Bank to account for the transfer of a portion of these financial assets as secured borrowing, until such time that the recourse provision expires.  Once the recourse provision expires, transfers of a portion of these financial assets are reevaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, the Bank will report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met.

Heritage Oaks Bancorp | - 13 -

Notes to Consolidated Financial Statements

Impaired Loans

The following provides a summary of the Bank’s investment in impaired loans, the corresponding valuation allowance for such loans, and income recognized thereon as of March 31, 2010 and 2009:

	March 31,	December 31,
(dollar amounts in thousands)	2010	2009
Non-accruing loans	$48,983	$38,170
Loans 90 days or more past due	-	151
Troubled debt restructures	7,429	9,703

Total impaired loans	$56,412	$48,024

Impaired loans with a valuation allowance	$22,378	$6,155
Valuation allowance related to impaired loans	$4,094	$852
Impaired loans without a valuation allowance	$34,034	$41,869

Average recorded investment in impaired loans	$49,779	$32,781
Cash receipts applied to reduce principal balance	$2,516	$7,042

The provisions of U.S. GAAP permit the valuation allowances reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, valuation allowances the Bank has recorded were determined on a loan-by-loan basis.

Loans the Company considers to be impaired totaled approximately $56.4 million and $48.0 million at March 31, 2010 and December 31, 2009, respectively.  The Company classifies all non-accruing loans as well as loans 90 days or more past due and still accruing as impaired.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.6 million during the first three months of 2010.  The Company recognized approximately $0.1 million and $4 thousand in interest income certain loans classified as impaired for the three months ended March 31, 2010 and 2009, respectively.  It should be noted that a significant portion of the Company’s impaired loans were carried at fair value as of March 31, 2010, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

At March 31, 2010, approximately $14.2 million in loans were classified as troubled debt restructurings (“TDRs”) of which approximately $6.8 million were non-accruing and approximately $7.4 million were accruing.  As of March 31, 2010 substantially all TDRs were evaluated based on the underlying collateral of the respective loans.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  Foregone interest related to TDRs totaled approximately $42 thousand and $2 thousand for the three months ended March 31, 2010 and 2009, respectively.

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

Heritage Oaks Bancorp | - 14 -

Notes to Consolidated Financial Statements

The following table provides a summary for the activity in the allowance for loan losses during the periods indicated:

	For the three months ended		For the year ended
	March 31,		December 31,
(dollars in thousands)	2010	2009	2009
Balance at beginning of period	$14,372	$10,412	$10,412
Provision expense	5,200	2,110	24,066
Loans charged-off
Commercial real estate	-	-	339
Residential 1-4 family	-	-	558
Commercial and industrial	949	283	5,816
Agriculture	-	-	2,224
Construction	463	1,406	2,218
Land	-	310	8,886
Other	98	97	163

Total charge-offs	1,510	2,096	20,204

Recoveries of loans previously charged off	497	3	98

Balance at end of period	$18,559	$10,429	$14,372

During the three months ended March 31, 2010, the Company made provisions for loan losses in the amount of $5.2 million. This when compared to the $2.1 million reported for the same period ended a year earlier, represents an increase of approximately $3.1 million.  Elevated provision expenses are reflective of, among other things, additional loan balances charged-off during the first three months of 2010, continued weakness in local, state and national economic conditions, the number and dollar volume of loans placed on non-accruing status when compared to the same period ended in 2009 and the downgrade of certain credits within the loan portfolio.

Note 4.  Other Real Estate Owned (“OREO”)

The following table provides a summary of the change in the balance of OREO for the periods indicated below:

	For the three months ended		For the year ended
	March 31,		December 31,
(dollar amounts in thousands)	2010	2009	2009
Beginning balance	$946	$1,337	$1,337
Additions	-	1,748	9,595
Dispositions	-	(119)	(8,521)
Write-downs	(205)	(73)	(1,465)

Ending balance	$741	$2,893	$946

Note 5.  Deferred Tax Assets

The Company is permitted to recognize deferred tax assets (“DTA”) only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  The determination of the amount of DTA which is more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of the DTA is assessed by the Company periodically.  If the Company determines that there is not sufficient positive evidence to support the realization of its DTA beyond what it can realize from the carry-back of operating losses a valuation allowance is established for all or a portion of the DTA it expects will not be realized.

In the fourth quarter of 2009, the Company performed an in depth analysis of its DTA to determine if the current carrying value of the DTA would be realized in future periods.  Based on the Company’s analysis and all currently available information, the Company believes that as of March 31, 2010 the carrying value of the DTA can be supported and that a valuation allowance is not necessary at this time.

Heritage Oaks Bancorp | - 15 -

Notes to Consolidated Financial Statements

Companies are subject to a change in ownership test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of pre-change of ownership carry-forward as well as the ability to use certain unrealized built-in losses (as determined by Section 382 testing).  As a result of the Company’s March 2010 private placement, a change of ownership was deemed to have occurred under Section 382.  Under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of our common stock and our TARP preferred stock immediately before the ownership change.  Our ability to utilize deductions related to credit losses during the twelve month period following the deemed ownership change would also be limited under Section 382, together with net operating loss carry-forwards, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change.

Because the amount of equity issued in the Company’s March 2010 private placement triggered an ownership change under Section 382, our ability to use the net operating loss carry forwards and certain “built-in” losses existing at the time of the deemed change in ownership to offset future income may be substantially limited.  Therefore, the Company may incur higher than anticipated income tax expense in future periods and / or may not fully realize portions of its DTA subject to the Section 382 limitation. The Company has not yet determined the impact this will have on its financial statements.

Note 6.  Earnings / (Loss) Per Share

Basic earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 as well as the mandatorily convertible preferred stock issued in the Company’s March 2010 private placement, as more fully discussed under Note 10. Preferred Stock of these consolidated financial statements.  U.S. GAAP prohibits the computation of diluted earnings / (loss) per share from assuming exercise or issuance of securities that would have an anti dilutive effect on earnings per share.  As a result, the outstanding shares from the potential exercise of share-based compensation awards, the warrant issued to the U.S. Treasury and the dilutive impact of the preferred stock issued in the Company’s March 2010 private placement were not included in the calculation of diluted earnings / (loss) per share for the three months ended March 31, 2010.

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings / (loss) per share for the three months ended March 31, 2010 and 2009:

	For the three months ending,
	March 31, 2010		March 31, 2009
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) / income	$(1,339)		$1,102
Dividends and accretion on preferred stock	351		11

Net (loss) / income available to common shareholders	$(1,690)		$1,091

Weighted average shares outstanding		7,717,194		7,689,317

Basic (loss) / earnings per common share	$(0.22)		$0.14

Dilutive effect of share-based compensation awards		-		135,060
Dilutive effect of common stock warrant		-		-
Dilutive effect of mandatorily convertible preferred stock		-		-

Weighted average diluted shares outstanding		7,717,194		7,824,377

Diluted (loss) / earnings per common share	$(0.22)		$0.14

Heritage Oaks Bancorp | - 16 -

Notes to Consolidated Financial Statements

Note 7.  Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and disclosure Requirements.”  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated.  Removal of the disclosure requirement did not have an effect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued an accounting standard incorporated into Accounting Standards Codification (“ASC”) 860.  This update codifies SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140,” which was previously issued by the FASB in June 2009 but was not included in the original codification.  This update to ASC 860 creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for all annual and interim reporting periods beginning after November 15, 2009.  Under this standard, in order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and de-recognition of the asset is not appropriate.  Rather the transaction is accounted for as a secured borrowing arrangement. The impact to certain transactions such as the sale of SBA loans or certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans) and liabilities (other borrowings).  The terms contained in certain participation and loan sale agreements are outside the control of the Company and largely relate to Small Business Administration (“SBA”) loan sales.  These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting.  However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, The Company will report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude de-recognition of the assets transferred.  The Company adopted this accounting standard on January 1, 2010 and does not currently believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

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

Heritage Oaks Bancorp | - 17 -

Notes to Consolidated Financial Statements

In June 2009, the FASB issued an accounting standard which was incorporated into ASC topic 860 “Transfers and Servicing.”  This standard seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company adopted this accounting standard on January 1, 2010 and the adoption did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 715 “Compensation – Retirement Benefits.”  This standard seeks to provide users of financial statements with an understanding of: how investment allocation decisions are made, the major categories of plan assets, the inputs and valuations techniques used to measure the fair value of those assets, the effect of fair value measurements using unobservable inputs on changes in plan assets during a reporting period, and significant concentrations of risk within plan assets.  The Company is adopted this accounting standard on January 1, 2010.  The adoption of this standard did not have a material impact on its financial statements.

Note 8.  Share-Based Compensation

As of March 31, 2010, the Company had two share-based employee compensation plans, which are more fully described in Note 15 of the consolidated financial statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

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

The share-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended
	March 31,
(dollars in thousands except share and per share data)	2010	2009
Share-based compensation expense
Stock option expense	$47	$44
Restricted stock expense	52	46

Total share-based compensation expense	$99	$90

Total share-based compensation expense, net of tax	$63	$56

Diluted shares outstanding	7,717,194	7,824,377
Impact on diluted earnings per share	$-	$0.007

Unrecognized compensation expense
Stock option expense	$203	$279
Restricted stock expense	186	425

Total unrecognized share-based compensation expense	$389	$704

Total unrecognized share-based compensation expense, net of tax	$265	$420

Heritage Oaks Bancorp | - 18 -

Notes to Consolidated Financial Statements

At March 31, 2010, there was a total of $203 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 1.6 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at March 31, 2010 was $186 thousand. That expense is expected to be recognized over the next 12 months.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2010).  The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock.  There was no aggregate intrinsic value associated with options that were exercised for the three month period ended March 31, 2010.  There were no option exercises in the first quarter of 2009.

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date periods ended March 31, 2010 and 2009:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2010	440,738	$9.15
Exercised	(11,260)	3.73

Options outstanding, March 31, 2010	429,478	$9.29	4.20	$5

Exercisable at March 31, 2010	352,153	$9.54	3.23	$5

Options outstanding, January 1, 2009	408,830	$9.34
Granted	25,000	4.50

Options outstanding, March 31, 2009	433,830	$9.06	4.43	$31

Exercisable at March 31, 2009	354,033	$8.74	3.44	$31

The Company did not grant any options during the three months ended March 31, 2010.  During the first quarter of 2009 the Company granted 25,000 options to various non-management members of the Company’s Board of Directors.  The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first quarter of 2009:

2009
Expected volatility	41.61%
Expected term (years)	10
Dividend yield	0.00%
Risk free rate	2.76%

Weighted-average grant date fair value	$2.52

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

Heritage Oaks Bancorp | - 19 -

Notes to Consolidated Financial Statements

Estimates of fair value derived from the Company’s use of the Black-Scholes pricing model are theoretical values for stock options and changes in the assumptions used in the models could result in different fair value estimates.  The actual value of the stock options granted will depend on the market value of the Company’s common stock when the options are exercised.

Note 9.  Fair Value Disclosures

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At March 31, 2010, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

Heritage Oaks Bancorp | - 20 -

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$102	$-	$102
Mortgage backed securities
Agency	-	85,676	-	85,676
Non-agency	-	19,544	-	19,544
Obligations of state and political subdivisions	-	22,223	734	22,957
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$127,654	$734	$128,388

As of December 31, 2009
Assets
Obligations of U.S. government agencies	$-	$104	$-	$104
Mortgage backed securities
Agency	-	77,950	-	77,950
Non-agency	-	20,153	-	20,153
Obligations of state and political subdivisions	-	22,127	737	22,864
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$120,443	$737	$121,180

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended March 31, 2010:

			Purchases,
	Balance as of	Gains / (Losses)	Issuances, and	Balance as of
(dollars in thousands)	December 31, 2009	Included in OCI (1)	Settlements	March 31, 2010
Obligations of state and political subdivisions	$737	$(3)	$-	$734

(1) Realized or unrealized gains from the changes in values of Level 3 financial instruments represent gains from changes in values of financial instruments only for the period(s) in which the instruments were classified as Level 3.

The assets presented under level 3 of the fair value hierarchy classified as obligations of state and political subdivisions represent available for sale investment securities in the form of certificates of participation where an active market for such securities is not currently available.

Heritage Oaks Bancorp | - 21 -

Notes to Consolidated Financial Statements

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of March 31, 2010:
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains (Losses)
Assets
Impaired loans	$-	$52,318	$-	$52,318	$(1,510)
Loans held for sale	-	7,815	-	7,815	-
Other real estate owned	-	741	-	741	(205)
Goodwill	-	-	11,049	11,049	-

Total assets measured on a non-recurring basis	$-	$60,874	$11,049	$71,923	$(1,715)

As of December 31, 2009
Assets
Impaired loans	$-	$47,172	$-	$47,172	$(20,204)
Loans held for sale	-	9,487	-	9,487	-
Other real estate owned	-	946	-	946	(1,496)
Goodwill	-	-	11,049	11,049	-

Total assets measured on a non-recurring basis	$-	$57,605	$11,049	$68,654	$(21,700)

Goodwill assets are recorded at fair value initially and assessed for impairment periodically thereafter under the provisions set forth in U.S. GAAP.  During the fiscal year ended December 31, 2009, the carrying amount of goodwill assets were compared to their fair value.  No change in carrying amount resulted in accordance with the provisions set forth in U.S. GAAP.  Additionally, the Company has certain other loans that are measured at fair value on a non-recurring basis such as loans that were acquired in the acquisition of Business First National Bank.

Note 10.  Fair Value of Financial Instruments

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

Heritage Oaks Bancorp | - 22 -

Notes to Consolidated Financial Statements

The following table provides a summary of the estimated fair value of financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$120,325	$120,325	$40,738	$40,738
Interest bearing deposits	119	119	119	119
Investments and mortgage-backed securities	128,388	128,388	121,180	121,180
Federal Home Loan Bank stock	5,828	5,828	5,828	5,828
Loans receivable, net of deferred fees and costs	721,044	722,275	726,854	731,045
Loans held for sale	7,815	7,815	9,487	9,487
Bank owned life insurance	12,684	12,684	12,549	12,549
Accrued interest receivable	3,489	3,489	3,639	3,639

Liabilities
Non-interest bearing deposits	178,976	178,976	174,635	174,635
Interest bearing deposits	616,440	615,944	600,830	596,782
Federal Home Loan Bank advances	65,000	65,117	65,000	65,180
Junior subordinated debentures	13,403	12,440	13,403	12,390
Other secured borrowing	2,479	2,479	-	-
Accrued interest payable	546	546	590	590

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$148,209	$1,482	$169,578	$1,696

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

Heritage Oaks Bancorp | - 23 -

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

Note 11.  Preferred Stock

U.S Treasury’s Capital Purchase Program (“CPP”)

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at anytime.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At March 31, 2010, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

The proceeds received from the U.S. Treasury were allocated to the Series A Senior Preferred Stock and the warrant based on their relative fair values.  The fair value of the Series A Senior Preferred Stock was determined through a discounted future cash flow model at a discount rate of 10%.  The fair value of the warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  As a result the Company recorded the Series A Senior Preferred Stock and the warrant at approximately $19.2 million and $1.8 million, respectively.  The Company will accrete the discount on the Series A Senior Preferred Stock over a period of five years with corresponding charges to retained earnings.

Heritage Oaks Bancorp | - 24 -

Notes to Consolidated Financial Statements

It is also important to note that net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Series A Senior Preferred Stock and any dividends paid from retained earnings on the Series A Senior Preferred Stock.  For the three months ended March 31, 2010, dividends and accretion on the Series A Senior Preferred Stock totaled approximately $0.4 million.  Additionally, the Company is subject to certain limitations during its participation in the CPP including:

•	The requirement to obtain consent from the U.S. Treasury for any proposed increases in common stock dividends prior to the third anniversary date of the preferred equity issuance.

•	The Series A Senior Preferred Stock cannot be redeemed for three years unless the Company obtains proceeds to replace the Series A Senior Preferred Stock through a qualified equity offering.

•	The U.S. Treasury must consent to any buy back of our common stock.

The Company must adhere to restrictions placed on the amount of and type of compensation paid to its executives while participating in the CPP, pursuant to section 111 of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”).

March 2010 Private Placement

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

The following provides a general summary of the private placement as well the terms of the preferred stock issued and is qualified in its entirety by reference to the Company’s current report filed on Form 8-K with the SEC on March 10, 2010:

•
Issued an aggregate of 52,088 shares of Series B Preferred Stock with a liquidation preference of $1,000 per share with an additional 4,072 shares subject to issuance upon the closing of the escrow discussed above.

•	Issued 1,189,538 shares of Series C Preferred Stock at a price of $3.25 per share.

•	Gross proceeds from the offering totaled approximately $60.0 million, assuming the successful closing of the escrow for the second closing mentioned above.

•
Series B Preferred Stock will convert to 17,280,000 shares of common stock at a conversion price of $3.25 per share upon receipt of shareholder approvals (as defined in the Company’s March 10, 2010 8-K filing with the SEC).  Each share of Series B Preferred Stock provides for cumulative dividends as follows: (i) 10% for a period of six months following the issuance, (ii) 15% for the next six months, and (iii) 20% thereafter.  If shareholder approvals are received within the first six month period, no dividends will be owed or paid on the Series B Preferred Stock.  If shareholder approval is not received in the first six month period, the conversion price will be reduced by 10%.

•
Series C Preferred Stock is a non-voting class of stock substantially similar in priority to the common stock of the Company, except for a liquidation preference over the Company’s common stock.  Upon receipt of shareholder approvals (as defined in the Company’s March 10, 2010 8-K filing with the SEC), the Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party.

The Series B Preferred Stock and Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series B Preferred Stock and Series C Preferred Stock will not receive any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the applicable series of Preferred Stock.  However, it should be noted that one investor, currently seeking regulatory approval to acquire an additional 4,072 shares of Series B Preferred Stock has Board nomination and observation rights.  Additionally, one other investor also has Board observation rights.

Heritage Oaks Bancorp | - 25 -

Notes to Consolidated Financial Statements

Note 12.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the "Order") to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and will continue to take all actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed above which, following a contribution of a portion of the proceeds to the Bank, will bring the Bank into compliance with the capital requirements of the Order.  Additionally, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. With the capital raise secured, the Company and Bank believe it can successfully address the requirements of both the Order and the Written Agreement.

The following provides a summary of certain provisions in the Order as well as the Written Agreement.  Please also refer to the Company’s current reports filed on Form 8-K with the SEC on March 10, 2010 and March 8, 2010, for a more complete description of the provisions of the Order and Written Agreement, respectively.

Consent Order

On February 26, 2010, the Bank stipulated to the issuance of the Order by the FDIC, its principal federal banking regulator, and the California Department of Financial Institutions (“DFI”) which requires the Bank to take certain measures to improve its safety and soundness.  The Order was subsequently issued by the FDIC and DFI on March 4, 2010.  The Bank’s stipulation to the issuance by the FDIC and the DFI of the Order resulted from certain findings in a report of examination resulting from an examination of the Bank conducted in September 2009 based upon financial and lending data measured as of June 30, 2009. In entering into the stipulation to entry of the Order, the Bank did not concede the findings or admit to any of the assertions in the report of examination (“ROE”).

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

•
Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to reach and maintain a Tier 1 leverage ratio of at least 10% and a total risked based capital ratio of 11.5% at the Bank level beginning 90 days from the issuance of the Order.  Following the Company’s March 2010 private placement, $48.0 million was down-streamed to the Bank in the form of Tier I capital, bringing the Bank’s regulatory capital ratios above the required minimums set forth in the Order.

•
Pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors or to employ any new senior executive officer, and must conduct an independent study of management and personnel structure of the Bank. A consultant has been retained to complete the required management study, and the Bank intends to comply with the Order’s timelines for completion of such study and implementation by the Board of a plan to address the findings of such study.  As part of the capital raise, the Company and Bank have agreed to seek regulatory approval to add as a director of both the Bank and Company one of the principals of the investor in the transaction that proposes to own approximately 14.4% of the outstanding voting shares of the Company.  Appropriate applications for such approval were submitted on March 26, 2010.  The addition of a director to the Company’s Board of Directors will require an amendment to the Company’s bylaws to increase the range of the size of the board.  Such an amendment will require the approval of the Company’s shareholders, and such amendment will be submitted to the shareholders for approval at the Company’s next annual meeting of shareholders.

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

Heritage Oaks Bancorp | - 26 -

Notes to Consolidated Financial Statements

•
The Order further requires the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provisions of approximately $19.3 million in the third and fourth quarters of 2009 and increased the ALLL by a net $4.2 million in the first quarter of 2010.  The Bank is currently in the process of revising its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings.

•
With respect to classified assets as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order to reduce its level of assets classified as “Substandard” to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  In addition, as of December 31, 2009, and through the date of this report, the requirement to reduce assets classified as “Substandard” as of the date of the ROE has not been met. However, upon the contribution the Company made to the Bank of $48.0 million in proceeds from the recent capital raise, the reduction in the percentage of “Substandard” assets has been substantially met. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

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

•
The Order further requires the Bank to develop or revise, adopt and implement a revised liquidity policy, and to adopt a contingency funding plan to adequately address contingency funding sources and appropriately reduce contingency funding reliance on off-balance sheet sources.  The Bank has revised its current liquidity policy and has since developed a contingency funding plan.

•
The Order also requires that the Bank prepare and submit a revised business plan, that is to include a comprehensive budget, and a 3 year strategic plan, and to further revise its investment policy.  The Bank has since prepared a comprehensive budget and revised the investment policy and is in the process of developing a revised business plan and 3 year strategic plan.

Written Agreement

On March 4, 2010, the Company entered into a written agreement with the FRB (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provides, among other things, that the Company shall not: declare or pay dividends without prior approval of the FRB, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities, incur, increase, or guarantee any debt.  The Company is currently taking steps to comply with all requirements of the Written Agreement, including an update to its capital plan.  The Company has updated its cash flow projections for 2010 and has provided that information to the FRB. The forgoing discussion of the Order and Written Agreement are qualified in their entirety by reference to the complete text of the Order and Written Agreement, which can be found on the Current Reports on Form 8-K filed March 10, 2010, and March 8, 2010, respectively.

Heritage Oaks Bancorp | - 27 -

Notes to Consolidated Financial Statements

Note 13.  Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Heritage Oaks Bancorp | - 28 -

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, the recent downturn in the California real estate market, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, as well as economic, political and global changes arising from the war on terrorism, increased profitability, continued growth, the Bank’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with current regulatory enforcement actions taken by regulatory authorities having oversight of the Bank’s operations, financial policies of the United States government and continued weakness in the real estate markets within which we operate. (Refer to the Company’s December 31, 2009 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Heritage Oaks Bancorp | - 29 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three month periods ending March 31, 2010 and 2009.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information are available free of charge on the Company’s website: www.heritageoaksbancorp.com.

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Heritage Oaks Bancorp | - 30 -

Management’s Discussion and Analysis

Executive Summary

For the three months ended March 31, 2010, the Company reported a net loss of approximately $1.3 million.  In the same period ended a year earlier, the Company reported net income of approximately $1.1 million.  Net loss per diluted common share was ($0.22) for the first quarter of 2010, compared to net income of $0.14 per diluted common share in the same period ended a year earlier.  Operating results for the first quarter of 2010 were negatively impacted by higher provisions for loan losses when compared to that reported in the same period a year earlier as well as increased non-interest expenses. Provisions for loan losses in the first quarter of 2010 totaled $5.2 million, an increase of approximately $3.1 million from that reported for the same period ended in 2009.  Elevated levels of substandard and non-performing loans as well as continued weakened economic conditions contributed to the year over year increase in provisions for loan losses. Year over year, salaries and benefits increased $0.6 million, regulatory assessment costs increased $0.5 million and loan department expenses increased $0.2 million. Aside from an increase in FDIC insurance premiums, increases in the areas of non-interest expenses mentioned can be associated with the expansion of the Bank’s management team and special assets department and an increase in costs associated with managing asset quality issues.   Increases in these categories of non-interest expense contributed $1.2 million to the $1.4 million increase for the first quarter of 2010 when compared to that reported for the first quarter of 2009.

Although the Company reported a net loss for the quarter ended March 31, 2010, the Company was able to raise $56.0 million in capital through the sale of 52,088 shares of Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock.  In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, pending receipt of regulatory approvals required for the particular investor purchasing such shares.  The additional capital will allow the Company to not only continue to work through asset quality issues, but will allow the Bank to further focus on building its core franchise.  For additional information regarding the Company’s March 2010 private placement, please see Note 10. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

Liquidity remained relatively strong during the first quarter of 2010, with a liquidity ratio, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities, of 30.94% compared to 20.50% reported at December 31, 2009.  The proceeds from the March 2010 private placement in conjunction with a $19.9 million or 2.6% increase in total deposits contributed significantly to the rise in on-balance sheet liquidity.

The following provides a summary of operating results for the three month periods ended March 31, 2010 and 2009:

•
For the three months ended March 31, 2010 interest income totaled approximately $12.5 million.  This when compared to the same three month period ended a year earlier, represents an increase of approximately $0.6 million.  Although the average balance of the loan portfolio increased by approximately $36.5 million as of March 31, 2010 when compared to that reported a year earlier, interest reversals associated with non-performing loans as well as the re-pricing and pay-down of certain higher yielding credits worked to offset any increase in the level of interest and fees earned on loans resulting from year over year growth in the loan portfolio.  Interest and fees on loans totaled approximately $11.1 million for the three months ended March 31, 2010, unchanged from that reported a year earlier.  Mitigating the impact that interest reversals had in interest income was an approximate $0.6 million increase in interest earned in investments.  Increases within this category can be attributed in large part to the investment of excess liquidity stemming from significant year over year deposit growth.

•
For the three months ended March 31, 2010, interest expense totaled approximately $2.5 million.  This when compared to the same three month period ended a year earlier, interest expense increased approximately $0.2 million.  Although the average rate paid on interest bearing deposit balances declined 15 basis points in the first quarter of 2010 when compared to that reported in the same year ago period, a $139.4 million year over year increase in the average balance of interest bearing deposits contributed to the rise in interest expense, offsetting the impact of re-pricings.

•
Net interest income for the three months ended March 31, 2010 totaled approximately $9.9 million.  Net interest income increased approximately $0.4 million from that reported during the same three month period ended a year earlier.  Year over year changes in net interest income can be attributed in large part to the items mentioned in the preceding paragraphs.

•
Non-interest income totaled approximately $1.6 million for the three month period ended March 31, 2010, representing a decline of approximately $0.1 million when compared to the same period ended a year earlier.  The slight year over year decline within this category can be attributed to a decline in service charge income as well as the absence of a $0.1 million gain on sale of investments that occurred in the first quarter of 2009.  These declines were partially offset by a $49 thousand gain recognized on the sale of SBA loans.  For more information related to non-interest income, please see “Non-Interest Income” of this Discussion and Analysis.

Heritage Oaks Bancorp | - 31 -

Management’s Discussion and Analysis

•
Non-interest expense for the first quarter of 2010 totaled approximately $8.9 million, an increase of approximately $1.4 million when compared to that reported for the same period a year earlier.  As previously mentioned the biggest contributors to the year over year increase within this category were increased salaries and benefits, higher regulatory assessment costs and an increase in costs associated with managing asset quality issues.  Partially offsetting these increases was an approximate $0.1 million decline in scheduled CDI amortization.  For more information related to non-interest expenses, please see “Non-Interest Expenses” of this Discussion and Analysis.

•
For the three months ended March 31, 2010 the Company’s efficiency ratio was 76.88% compared to the 66.71% reported for the same period ended a year earlier. The efficiency ratio was negatively impacted during the first quarter primarily by increases in non-interest expenses as discussed in the preceding paragraph.  Additionally, interest reversals of approximately $0.3 million in the first quarter of 2010 contributed further to the increase in the efficiency ratio.  Management remains focused on cost controls in an effort to mitigate the rise in non-interest expenses primarily resulting from asset quality issues and the need to effectively manage them in the current environment.

The following provides a summary for significant year to date changes in financial condition balances as of March 31, 2010:

•
At March 31, 2010, gross loan balances were approximately $722.7 million, approximately $6.0 million or 0.8% lower than the $728.7 million reported at December 31, 2009.  The decline in gross loan balances can be attributed in large part to several large pay-downs during the first quarter of 2010 in conjunction with scheduled amortization of balances in the absence of significant new loan originations. The lower volume of loan originations relative to historical periods can be attributed in part to lower demand for certain types of credit as well as the Bank becoming more selective with respect to the types of loans it chooses to originate.   See also “Loans” under “Financial Condition” of this Discussion and Analysis for additional information regarding the Bank’s loan portfolio.

•
At March 31, 2010, total deposits were approximately $795.4 million, approximately $19.9 million or 2.6% higher than that reported at December 31, 2009.  Deposits, exclusive of brokered were approximately $792.9 million or $28.6 million higher than that reported at December 31, 2009.  Continued increases in core deposit balances allowed the Bank to further pay down brokered deposit balances.  At March 31, 2010 brokered deposit balances totaled approximately $2.5 million and represented 0.3% of total deposits.  This compares to $11.2 million or 1.5% at December 31, 2009.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this Discussion and Analysis for information regarding the Bank’s deposit liabilities.

•
At March 31, 2010, borrowings with the FHLB were $65.0 million, unchanged from that reported at December 31, 2009.  The average rate paid on borrowings with the FHLB for the first quarter of 2010 was 0.57%.

•
Investment securities totaled approximately $128.4 million, approximately $7.2 million higher than that reported at December 31, 2009.  The year to date increase in the portfolio can be attributed to purchases the Bank made to maximize the yield on earning assets in the absence of significant new loan originations.    For additional information on the Bank’s investment securities portfolio, please see “Investment Securities and Other Earning Assets” of this Discussion and Analysis.

•
Federal Funds sold and interest bearing due from balances totaled approximately $99.3 million at March 31, 2010, representing an increase of approximately $77.9 million over that reported at December 31, 2009.  Increased balances within this category are attributable in large part to the approximately $56.0 million in proceeds the Company received related to its March 2010 private placement.  Additionally, continued growth in core deposit balances contributed to the year to date increase within this category.  See also “Investment Securities and Other Earning Assets” of this Discussion and Analysis for additional information regarding Federal Funds sold and interest bearing due from balances.

The following provides an overview of asset quality as of March 31, 2010:

•
At March 31, 2010, the balance of non-performing loans was approximately $49.0 million or $10.7 million higher than that reported at December 31, 2009.  As of March 31, 2010 the balance of non-performing loans as a percentage of total gross loans was 6.78% compared to 5.26% as of December 31, 2009.  The Bank placed approximately $16.9 million in loan balances on non-accruing status.  The Bank also received approximately $2.4 million in pay-downs on non-accruing loans, returned approximately $2.1 million to accruing status, and charged-off approximately $1.5 million in non-accruing balances.  Please see “Non-Performing Assets” of this Discussion and Analysis for a more complete discussion of the loans the Bank has placed on non-accrual.

Heritage Oaks Bancorp | - 32 -

Management’s Discussion and Analysis

•
At March 31, 2010, the allowance for loan losses totaled approximately $18.6 million, representing 2.57% of total gross loans.  This compares to the $14.4 million or 1.97% of total gross loans reported at December 31, 2009.  Provisions for loan losses during the three months ended March 31, 2010 totaled approximately $5.2 million, an increase of approximately $3.1 million from that reported for the same period ended a year earlier.  See also “Provision for Loan Losses” of this Discussion and Analysis for a more complete discussion regarding loan loss provisions.

•
Charge-offs during the first three months of 2010 were approximately $1.5 million.  Net charge-offs for the first quarter of 2010 totaled approximately $1.0 million.  Net charge-offs to average gross loans were 0.14% and 0.30% for the three month period ended March 31, 2010 and 2009, respectively.

•
OREO balances totaled approximately $0.7 million at March 31, 2010, a decline of approximately $0.2 million from that reported at December 31, 2009.  The Bank wrote down the value of OREO by $0.2 million during the first quarter of 2010, resulting from the Bank’s acceptance of an offer to purchase one property and an updated appraisal of another.  The Bank currently anticipates the sale of the property for which an offer was accepted to close sometime in the second quarter of 2010.

Recent Developments

Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a joint Consent Order (the “Order”) to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and will continue to take all actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed below which, following a contribution of a portion of the proceeds to the Bank, the Bank was brought into compliance with the capital requirements of the Order.  Additionally, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. With the capital raise secured, the Company and Bank believe they can successfully address the requirements of both the Order and the Written Agreement.

As of March 31, 2010, the following provides a summary of the progress the Bank has made in complying with certain provisions of the Order.

•
In March 2010 the Company raised approximately $56.0 million in capital through a private placement with an additional $4.0 million placed in escrow for a second closing, pending regulatory approvals required for the particular investor making such investment.  Following the closing The Company down-streamed the majority of these funds, $48.0 million, to the Bank as Tier I capital, bringing the Bank in compliance with the requirement to increase its Tier I leverage ratio to a level that meets or exceeds 10.0% and its Total Risk-Based capital ratio of 11.5%.

•	An independent study of the management and personnel structure of the Bank has begun, with results expected early in the second quarter of 2010.

•	During 2009 the Bank eliminated from its books all assets or portions of assets classified as “Loss” and one-half of assets classified as “Doubtful.”

•
The Bank is in the process of complying with the August 31, 2010 deadline to meet the provision to reduce the level of assets classified as “Substandard” in the Report of Examination (“ROE”) to a level not more than the greater of $50.0 million or 50% of Tier I capital and the allowance for loan losses. Following the Company’s downstream to the Bank of a majority of the funds it raised in its March 2010 private placement, the Bank has substantially met this requirement.

•
The Order requires the Bank to increase its allowance for loan losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provisions of approximately $19.3 million in the third and fourth quarters of 2009.  Additionally, the Bank’s ALLL had a net year to date increase of approximately $4.2 million.  The Bank is also in the process of revising its policy for determining the adequacy of the allowance for loan losses.

Heritage Oaks Bancorp | - 33 -

Management’s Discussion and Analysis

•
The Bank is currently in the process of developing a written plan to systematically reduce the amount of loans or other extensions of credit advanced, directly or indirectly, to or for the benefit of borrowers in the “Commercial Real Estate” concentration, with emphasis on those borrowers involved in construction and land development.

•	The Bank is in the process of developing a written plan to systematically reduce its level of non-performing assets.

•	The Bank has revised its written lending and collection policy to provide further guidance and control over its lending function.

•	The Bank has revised its contingency funding plan and its liquidity and funds management policy.

•	The Bank has adopted a comprehensive budget for all categories of income and expense for the calendar year 2010.

The above summary does not purport to be an exhaustive list of the items the Bank has made progress in with respect to the provisions of the Order, it does however provide a summary of progress the Bank has made with respect to items outlined in the Order that Management considers to be of significant importance.

As of March 31, 2010, the following provides a summary of the progress the Bank has made in complying with the provisions of the Written Agreement:

•	The Company is currently in the process of updating its capital plan.

•	The Company has updated its cash flow projections for the calendar year 2010 with particular emphasis on the uses of cash for debt service, operational expenses and other purposes.

For additional information concerning the Order and the Written Agreement, please see Note 11. Regulatory Order and Written Agreement, of the consolidated financial statements filed on this Form 10-Q.  For the full text of the Order and Written Agreement, please also refer to the Company's current reports on Form 8-K regarding the Consent Order and Written Agreement which were filed with the Securities and Exchange Commission on March 10, 2010 and March 8, 2010, respectively.

Private Placement

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, pending receipt of regulatory approvals required for the particular investor purchasing such shares.  For additional information regarding the Company’s March 2010 private placement, please see Note 10. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

Dividends and Stock Repurchases

During the first three months of 2010, the Company paid approximately $262 thousand in dividends on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP.  See also Note 10. Preferred Stock, to the consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Series A Senior Preferred Stock.

The Company paid no dividends on or made repurchases of its common stock during the first three months of 2010 or for all of 2009.

Heritage Oaks Bancorp | - 34 -

Management’s Discussion and Analysis

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	03/31/10	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08	06/30/08

Return on average assets	-0.56%	-1.43%	-2.30%	0.23%	0.54%	-0.63%	0.27%	0.35%

Return on average equity	-5.70%	-15.27%	-22.54%	2.20%	6.04%	-6.93%	2.94%	3.84%

Return on average common equity	-10.93%	-22.05%	-31.14%	1.44%	6.21%	-6.93%	2.94%	3.84%

Average equity to average assets	9.88%	9.35%	10.18%	10.68%	8.95%	9.06%	9.16%	9.14%

Average common equity to average assets	6.49%	7.14%	7.87%	8.26%	8.61%	9.06%	9.16%	9.14%

Net interest margin	4.43%	4.81%	4.34%	4.91%	5.03%	5.04%	5.18%	5.28%

Efficiency ratio*	76.88%	70.84%	95.12%	70.02%	66.71%	66.43%	64.40%	66.31%

Average loans to average deposits	93.67%	93.45%	98.20%	103.58%	112.39%	109.95%	111.54%	109.26%

Net (loss) / income	$(1,339)	$(3,416)	$(5,242)	$507	$1,102	$(1,254)	$534	$691

Net (loss) / income available to common shareholders	$(1,690)	$(3,767)	$(5,594)	$257	$1,091	$(1,254)	$534	$691

(Loss) / Earnings Per Common Share:
Basic	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07	$0.09
Diluted	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07	$0.09
Outstanding Shares:
Basic	7,717,194	7,704,060	7,699,377	7,696,027	7,689,317	7,660,342	7,709,600	7,705,174
Diluted	7,717,194	7,704,060	7,699,377	7,866,962	7,824,377	7,660,342	7,798,321	7,830,390

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on the sale of investment securities, other real estate owned, and SBA loans.

Local Economy

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 267,000, 86,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities and destinations including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.  However, the abundant tourism that has developed over the past decade in our market area, especially in the wine industry and coastal communities, has provided some support for our local economy in previous economic downturns and has to some degree provided some support for the local economy in the current economic environment.

Heritage Oaks Bancorp | - 35 -

Management’s Discussion and Analysis

The last two years have proven to be challenging not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2009 and economic growth remained weak, the ability of borrowers to satisfy their obligations to the financial sector has languished.  These among other factors placed severe stress on the U.S. financial system, leading to a downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, the Bank’s primary market area has historically witnessed a more stable level of economic activity; however the Bank believes these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 12.6%.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 10.2% and 9.9%, respectively.  Additionally, according to the most recent data available to the Company in regard to hotel occupancy rates, published by Smith Travel Research, hotel occupancy rates showed a decline of 2.6%, 4.9% and 12.3% for Paso Robles/San Luis Obispo, Santa Barbara/Santa Maria and the State of California, respectively when comparing May 2009 to May 2008.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2009 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K.

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

Heritage Oaks Bancorp | - 36 -

Management’s Discussion and Analysis

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

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are discounted at the loan’s original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.  All loans are generally charged-off at such time that it is highly certain a loss has been realized.

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

As mentioned, loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In certain instances the Bank may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement.  Loans such as these are considered impaired and require the Bank to measure the amount of impairment, if any, at the time the loan is restructured.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

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

Heritage Oaks Bancorp | - 37 -

Management’s Discussion and Analysis

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

Goodwill and Other Intangible Assets

As discussed in the 2009 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K, the Company assess goodwill and other intangible assets each year for impairment.  The Company’s assessment at December 31, 2009, pursuant to its Goodwill Impairment Testing Policy, was performed with the assistance of an independent third party and resulted in no impairment.

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary differences between the financial statement carrying amounts and the corresponding tax basis of assets and liabilities.  We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and our net income will be reduced.  In the fourth quarter of 2009, the Company performed an in depth analysis of its deferred tax asset to determine if the current carrying value of the deferred tax asset would be realized in future periods.  Based on the Company’s analysis and all currently available information, the Company believes that as of March 31, 2010 the carrying value of the deferred tax asset can be supported and that a valuation allowance is not necessary at this time.

Heritage Oaks Bancorp | - 38 -

Management’s Discussion and Analysis

Results of Operations

The Company’s operating results for the three months ended March 31, 2010 when compared to the same periods ended a year earlier were impacted considerably by higher provisions for loan losses.  Provisions for loan losses during the three months ended March 31, 2010 totaled approximately $5.2 million, an increase of approximately $3.1 million from that reported in the same period ended a year earlier.  Increases in non-accruing loan balances, increases in the balance of loans the Bank classifies as substandard and continued weakness in economic conditions were drivers behind the increased loan loss provisions during the first quarter of 2010.  Please see “Provision for Loan Losses” of this Discussion and Analysis for additional information related to provision for loan losses.  Also impacting operating results during the first quarter of 2010 were interest reversals of approximately $0.2 million related to loans the Bank placed on non-accrual.  Additionally, total foregone interest related to impaired loans totaled approximately $0.6 million in the first quarter.  Interest reversals and foregone interest on impaired loans were factors that negatively impacted the net interest margin during the first quarter of 2010.

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

However, in the last two years interest rates have fallen to unprecedented levels and as a result a significant portion of loans in the Bank’s loan portfolio are currently at their floors.  Given that current interest rates are considerably lower than most floors in the loan portfolio, the Bank would need to see a notable rise in interest rates before the overall yield on the portfolio would begin to rise.  Additionally, as a result of promotions over the last two years designed to attract lower cost core deposits, the Bank was able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to a more neutral position regarding interest rate sensitivity.  This was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Federal Funds and Prime rates during 2008.

For the three months ended March 31, 2010 and 2009, the net interest margin was 4.43% and 5.03%, respectively.  This represents a decline of 60 basis points for the first quarter of 2010 when compared to the same period ended a year earlier.  The net interest margin was negatively impacted by approximately 11 basis points from interest reversals related to additional loans the Bank placed on non-accrual in the first quarter of 2010.  Total foregone interest negatively impacted the net interest margin by approximately 26 basis points during the first quarter of 2010.  Additionally, significantly higher average balances of overnight liquidity in the form of federal funds sold and interest bearing due from placed added pressure on the margin as these investments yielded, on average, approximately 0.23% for the first quarter of 2010.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three months ended March 31, 2010 and 2009 reflect the impact of historically low interest rates throughout the last two years and a significantly weakened economy.

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

Heritage Oaks Bancorp | - 39 -

Management’s Discussion and Analysis

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2010 and 2009.  The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	March 31, 2010			March 31, 2009
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	1.58%	$-	$119	3.41%	$1
Interest bearing due from Federal Reserve	48,884	0.23%	28	-	0.00%	-
Federal funds sold	2,475	0.16%	1	12,844	0.22%	7
Investment securities taxable	103,515	4.01%	1,023	45,201	4.98%	555
Investment securities non taxable	22,960	4.54%	257	17,163	4.40%	186
Loans (1) (2)	732,248	6.17%	11,141	695,774	6.50%	11,147
Total interest earning assets	910,201	5.55%	12,450	771,101	6.26%	11,896

Allowance for possible loan losses	(17,354)			(10,623)
Other assets	72,283			66,896
Total assets	$965,130			$827,374

Interest Bearing Liabilities:
Interest bearing demand	$80,211	1.08%	214	$64,627	0.53%	$84
Savings	28,048	0.26%	18	22,069	0.17%	9
Money market	268,885	1.28%	848	173,145	1.55%	660
Time deposits	227,374	2.05%	1,147	142,543	2.71%	954
Brokered money market funds	1,000	0.81%	2	40,860	0.64%	64
Brokered time deposits	7,077	2.41%	42	29,992	2.08%	154
Total interest bearing deposits	612,595	1.50%	2,271	473,236	1.65%	1,925
Federal funds purchased	-	0.00%	-	650	1.25%	2
Securities sold under repurchase agreements	-	0.00%	-	2,638	0.15%	1
Other secured borrowing	966	4.62%	11	-	0.00%	-
Federal Home Loan Bank borrowing	65,000	0.57%	92	109,478	0.91%	246
Junior subordinated debentures	13,403	3.90%	129	13,403	4.69%	155
Total borrowed funds	79,369	1.19%	232	126,169	1.30%	404
Total interest bearing liabilities	691,964	1.47%	2,503	599,405	1.58%	2,329
Non interest bearing demand	169,149			145,849
Total funding	861,113	1.18%	2,503	745,254	1.27%	2,329
Other liabilities	8,667			8,086
Total liabilities	$869,780			$753,340

Stockholders' Equity:
Preferred stock	$31,137			$2,554
Common stock	48,755			48,649
Additional paid in capital	3,282			1,338
Retained earnings	12,636			22,777
Valuation allowance investments	(460)			(1,284)
Total stockholders' equity	95,350			74,034
Total liabilities and stockholders' equity	$965,130			$827,374

Net interest income			$9,947			$9,567
Net interest margin (3)		4.43%			5.03%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $200 and $258 for the three months ending March 31, 2010 and 2009, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 40 -

Management’s Discussion and Analysis

The table below sets forth changes in average interest earning assets and their respective yields for the three month periods ending March 31, 2010 and 2009:

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	March 31,		Variance		March 31,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Investments with other banks	$119	$119	$-	0.00%	1.58%	3.41%	-1.83%
Interest bearing due from Federal Reserve	48,884	-	48,884	100.00%	0.23%	0.00%	0.23%
Federal funds sold	2,475	12,844	(10,369)	-80.73%	0.16%	0.22%	-0.06%
Investment securities taxable	103,515	45,201	58,314	129.01%	4.01%	4.98%	-0.97%
Investment securities non taxable	22,960	17,163	5,797	33.78%	4.54%	4.40%	0.14%
Loans (1) (2)	732,248	695,774	36,474	5.24%	6.17%	6.50%	-0.33%

Total interest earning assets	$910,201	$771,101	$139,100	18.04%	5.55%	6.26%	-0.71%
(1) Nonaccrual loans have been included in total loans.
(2) Loan fees of $200 and $258 for the three months ending March 31, 2010 and 2009, respectively have been included in the interest income computation.

At March 31, 2010, average interest earning assets were approximately $139.1 million higher than that reported over the same three month period ended a year earlier.  Organic loan growth, higher interest bearing due from balances and investment securities are the primary factors behind the increase.  The significant increase in interest bearing due from balances as well as investment securities is primarily the result of a $130.6 million year over year increase in deposit balances.  The yield on earning assets for the three months ended March 31, 2010 was 5.55% compared to 6.26% for the same period ended a year earlier.  The year over year decline in the yield on earning assets can be attributed to several factors including the impact of interest reversals and foregone interest on non-accruing loans as well as a significant increase in the level of lower yielding short term investment balances.

For the three months ended March 31, 2010 the yield on the loan portfolio was 6.17% or 33 basis points lower than that reported for the same period ended a year earlier.  Impacting the yield on the loan portfolio were approximately $0.2 million in interest reversals related to additional loans the Bank placed on non-accrual during the first quarter of 2010.  These reversals negatively impacted the yield on the portfolio by approximately 13 basis points and the yield on earnings assets by 10 basis points.  For the three months ended March 31, 2010 total foregone interest related to non-accruing loan balances totaled approximately $0.6 million and negatively impacted the yield on the portfolio by approximately 32 basis points and the yield on earning assets by approximately 26 basis points.

Throughout the last twelve months the Bank has sought to maintain considerable levels of on-balance sheet liquidity through its continued focus on core deposit gathering while operating in a challenging economic environment.  While the Bank’s liquidity position was enhanced markedly over the last twelve months as a result of this initiative, it has placed some pressure on earning asset yields as a significant portion of these funds have been invested overnight in the form of interest bearing balances due from the Federal Reserve and federal funds sold.  These investments yield considerably less than what the Bank might otherwise earn if those funds were invested in loans.  Although average loan balances increased approximately $36.5 million year over year, the level of deposit growth has significantly outpaced the level of new loan originations.  New loan originations have slowed due in part to a decline in loan demand and fewer loans that meet the Bank’s underwriting criteria.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, the Bank has been making selective purchases of relatively short term, agency-backed, cash flow generating, mortgage securities over the last twelve months.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as they currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Bank to maximize yields on excess liquidity while ensuring adequate cash flow to support potential loan growth in future periods.

Heritage Oaks Bancorp | - 41 -

Management’s Discussion and Analysis

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three months ended March 31, 2010 compared to the same period ended in 2009:

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	March 31,		Variance		March 31,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Interest bearing demand	$80,211	$64,627	$15,584	24.11%	1.08%	0.53%	0.55%
Savings	28,048	22,069	5,979	27.09%	0.26%	0.17%	0.09%
Money market	268,885	173,145	95,740	55.29%	1.28%	1.55%	-0.27%
Time deposits	227,374	142,543	84,831	59.51%	2.05%	2.71%	-0.66%
Brokered money market funds	1,000	40,860	(39,860)	-97.55%	0.81%	0.64%	0.17%
Brokered time deposits	7,077	29,992	(22,915)	-76.40%	2.41%	2.08%	0.33%
Federal funds purchased	-	650	(650)	-100.00%	0.00%	1.25%	-1.25%
Securities sold under repurchase agreements	-	2,638	(2,638)	-100.00%	0.00%	0.15%	-0.15%
Other secured borrowing	966	-	966	100.00%	4.62%	0.00%	4.62%
Federal Home Loan Bank borrowing	65,000	109,478	(44,478)	-40.63%	0.57%	0.91%	-0.34%
Junior subordinated debentures	13,403	13,403	-	0.00%	3.90%	4.69%	-0.79%

Total interest bearing liabilities	$691,964	$599,405	$92,559	15.44%	1.47%	1.58%	-0.11%

At March 31, 2010, the balance of interest bearing liabilities was approximately $92.6 million higher than that reported over the same three month period ended a year earlier.  Year over year increases in the average balance of interest bearing liabilities can be attributed in large part to higher money market, time deposits as well as interest bearing demand.  The Bank attributes strong year over year deposit growth within these categories to several factors including promotional efforts to attract and retain core deposits.  This initiative allowed the Bank to pay-down approximately $44.5 million in average borrowings from the FHLB as well as $62.8 million in brokered deposits, relying less on alternative funding sources.

The significant increases in floating rate deposit balances over the last year and the ability to re-price those funds as needed assisted the Bank in keeping the overall cost of funding down and mitigating the decline in the net interest margin.  At March 31, 2010 approximately $407.0 million or 58.4% of the Company’s interest bearing liabilities possess a floating rate.

For the first quarter of 2010 the average rate paid on interest bearing liabilities was 1.47%, down 11 basis points from that reported for the same period ended a year earlier.  The year over year decline can be attributed in part to increases in lower cost core deposit balances, the absence of higher cost brokered time deposits and the re-pricing of money market and time deposits.

Heritage Oaks Bancorp | - 42 -

Management’s Discussion and Analysis

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three month period ended March 31, 2010 over the same period ended in 2009, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended
	March 31, 2010 over 2009
(dollars in thousands)	Volume	Rate	Total
Interest income
Investments with other banks	$-	$(1)	$(1)
Interest bearing due from Federal Reserve	28	-	28
Federal funds sold	(4)	(2)	(6)
Investment securities taxable	594	(126)	468
Investment securities non-taxable (2)	98	9	107
Taxable equivalent adjustment (2)	(33)	(3)	(36)
Loans (1)	569	(575)	(6)

Net increase / (decrease)	1,252	(698)	554

Interest expense
Savings, NOW, money market	336	(9)	327
Time deposits	466	(273)	193
Brokered funds	(273)	99	(174)
Federal funds purchased	(1)	(1)	(2)
Other borrowings	(84)	(60)	(144)
Long term debt	-	(26)	(26)

Net increase / (decrease)	444	(270)	174

Total net increase / (decrease)	$808	$(428)	$380

(1) Loan fees of $200 and $258 for the three months ending March 31, 2010 and 2009, respectively.
(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below sets forth changes in non-interest income for the three month period ended March 31, 2010 compared to the same period ended in 2009:

	For the three months ended
	March 31,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Service charges on deposit accounts	$625	$712	$(87)	-12.22%
ATM/Debit and credit card transaction/interchange fees	259	215	44	20.47%
Bancard	36	37	(1)	-2.70%
Mortgage origination fees	340	330	10	3.03%
Earnings on bank owned life insurance	151	122	29	23.77%
Other commissions and fees	175	149	26	17.45%
Gain on sale of investment securities	-	122	(122)	-100.00%
Loss on sale of OREO	-	(27)	27	100.00%

Total non-interest income	$1,586	$1,660	$(74)	-4.46%

Non-interest income for the first quarter of 2010 totaled approximately $1.6 million, a decline of approximately $0.1 million from that reported in the year ago period.  The primary drivers behind the year over year decline can be attributed to the absence of a $0.1 million gain on the sale of investment securities and a $0.1 million decline in service charge income.  The Company attributes the decline in service charge income to better cash management practices of business clients in the current economic environment.

Heritage Oaks Bancorp | - 43 -

Management’s Discussion and Analysis

Offsetting these declines were increases in the categories of ATM/Debit card transaction/interchange income and earnings on bank owned life insurance.  Higher transaction/interchange income is attributable to greater focus on debit card usage in conjunction with additional core relationships the Bank obtained over the last twelve months.  The increase in earnings on bank owned life insurance can be attributed to additional policies the Bank purchased in the second half of 2009 for certain executive officers.

Mortgage origination fees remained relatively unchanged in the first quarter of 2010 from that reported a year earlier.  This can be attributed to a decline in the level of re-financing activity, which was elevated in 2009 due to the significant drop in interest rates witnessed in the latter half of 2008.

The table below illustrates the change in the number and total dollar volume of mortgage loans originated during the three months ended March 31, 2010 when compared to the same period ended in 2009:

	For the three months ended March 31,
(dollars in thousands)	2010	2009	Variance
Dollar volume	$29,686	$42,065	-29.4%

Number of loans	89	129	-31.0%

Non-Interest Expenses

The table below sets forth changes in non-interest expenses for the three month period ended March 31, 2010 compared to the same period ended in 2009:

	For the three months ended
	March 31,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Salaries and employee benefits	$4,378	$3,803	$575	15.12%
Occupancy	933	852	81	9.51%
Equipment	328	325	3	0.92%
Promotional	179	101	78	77.23%
Data processing	655	670	(15)	-2.24%
Stationery and supplies	122	105	17	16.19%
Regulatory fees	612	143	469	327.97%
Audit and tax costs	143	148	(5)	-3.38%
Amortization of core deposit intangible	129	263	(134)	-50.95%
Director fees	128	83	45	54.22%
Communications	82	62	20	32.26%
Loan department	424	222	202	90.99%
Other	753	648	105	16.20%

Total non-interest expense	$8,866	$7,425	$1,441	19.41%

Salary and Employee Benefits

Salaries and employee related expenses increased approximately $0.6 million during the three months ended March 31, 2010 when compared to that reported in the same period ended a year earlier.  The expansion of the Bank’s management team in conjunction with additions to the Bank’s special assets department contributed to the year over year increase within this category.

Occupancy Expenses

Year over year increases within this category are primarily attributable to annual increases in rental expense.

Promotion Expenses

Year over year increases within this category can be attributable to costs associated with promotional efforts designed to attract and retain core deposit balances.

Heritage Oaks Bancorp | - 44 -

Management’s Discussion and Analysis

Regulatory Fees

For the three months ended March 31, 2010, regulatory fees totaled approximately $0.6 million, an increase of approximately $0.5 million from that reported in the same period a year earlier.  Increases within this category can be attributed in large part to higher FDIC insurance costs, primarily due to a change in the Bank’s risk ratings.  The Bank currently anticipates regulatory assessment costs to remain elevated throughout 2010.

Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First the Company booked a CDI in the approximate amount of $3.8 million.  The balance of this intangible is being amortized over a six year period pursuant to a schedule provided in the initial valuation process.  For the three months ended March 31, 2010 CDI amortization was approximately $0.1 million lower than that reported for the same period ended in 2009 of which substantially all can be attributed to the Business First acquisition.

Loan Department Costs

For the three months ended March 31, 2010, loan department costs increased approximately $0.2 million from that reported in the same three month period ended a year earlier.  The year over year increase within this category can be attributed in large part to a $0.1 million increase in write-downs on OREO as well as an increase in legal fees and other costs associated with managing substandard and non-performing assets.

Provision for Income Taxes

For the three month period ended March 31, 2010 the Company recorded an income tax benefit of approximately $1.2 million.  This compares to the $0.6 million in income tax expense the Company recorded for the same period ended in 2009.  The year over year decline within this category can be attributed in large part to substantial increases in provisions for loan losses during the first quarter of 2010.  Income tax benefits for the three month period ended March 31, 2010 were 47.1% of the Company’s pre-tax loss.  The effective tax rate for the same period ended a year earlier was 34.9%.  The primary reason behind the increase in the Company’s effective tax rate can be attributed in large part to the approximate net $0.5 million in non-taxable income related to holdings of municipal securities, bank owned life insurance, and interest income earned on loans with preferential tax treatment.

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

Heritage Oaks Bancorp | - 45 -

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Bank’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses and any resulting provision for loan losses for the three months ended March 31, 2010 is consistent with prior periods.

The Bank’s provision for loan losses was $5.2 million in the first quarter of 2010, an increase of approximately $3.1 million from that reported in the same period ended a year earlier.  Continued weakness in economic conditions, an increase in the level of non-performing loans and elevated levels of substandard credits have led the Bank to increase the allowance as required by monthly analyses it conducts in determining its adequacy to cover potential losses in the loan portfolio.

During the first quarter of 2010 and in expectation of due diligence to be conducted as part of the Company’s March 2010 private placement, the Bank contracted with an independent third party to perform an aggressive credit review of 153 of the largest commercial and commercial real estate loans held by the Bank.  The total principal balance reviewed was approximately $377.0 million or approximately 50% of the outstanding loan portfolio as of the review date. The objective of this review was to determine loans that had cash flow or repayment weaknesses (as measured by their ability to service debt from a historical perspective), and, which also had some collateral deficiencies or unknown collateral values to identify a possible “worst case scenario” for performance of the Bank’s commercial and commercial real estate portfolio utilizing certain assumptions about the performance of such loans within certain risk grading classifications. Based solely on assumptions about the performance of loans within certain risk grading classifications and extrapolating the potential loss over the remaining portfolio, the review identified certain additional levels of potential problem credits.  The Bank is using this information to assist in identifying credit weaknesses earlier in the cycle to help mitigate future losses and to assist in its analysis of the allowance for loan losses.

The Bank also employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Bank typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  During 2009 and into the first quarter of 2010, the Bank further expanded the list of credits it has placed on the watch list in an effort to add additional oversight and to more closely scrutinize certain groups of loans that have experienced deterioration as a result of, among other things, the continued weakened state of local, state and national economic environments.  Management believes the significant economic downturn witnessed during 2008 and 2009 has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Bank, resulting in continued watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  At March 31, 2010 the balance of loans the Bank has graded “substandard” totaled approximately $82.5 million, of which approximately $49.0 million were non-accruing.  When compared to the $75.4 million in substandard balances as December 31, 2009, substandard balances increased approximately $7.1 million.

The Bank also makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 and 2009 have continued in 2010 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year over year increases in loan loss provisions.

Charge-offs during the quarter ended March 31, 2010 totaled approximately $1.5 million, a decline of approximately $0.6 million when compared to that reported for the same period ended a year earlier.  For the first three months of 2010 net charge-offs to average loans were 0.14% compared to the 0.30% reported for the same period ended a year ago.  During 2009 the majority of charge-offs occurred in the commercial and industrial, agriculture, construction and land segments of the loan portfolio.  The majority of charge-offs in the first quarter of 2010 continued in the categories of commercial and industrial as well as construction.   Losses within these segments in conjunction with an increase in the number and total dollar volume of past due and non-accruing balances of such loans contributed further to the additional provisions the Bank made to the allowance for loan losses during the first quarter of 2010.  Continued increases in the level of charge-offs, the number and dollar volume of past due and non-performing loans in conjunction with any further significant downturn in economic conditions in future periods may result in further significant provisions to the allowance for loan losses.

Heritage Oaks Bancorp | - 46 -

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

Heritage Oaks Bancorp | - 47 -

Management’s Discussion and Analysis

Financial Condition

At March 31, 2010 total assets were $1.019 billion.  This when compared to the $945.2 million reported at December 31, 2009, represents an increase of approximately $74.3 million or 7.9%.  The increase in total assets is primarily attributable to higher interest bearing due from balances, resulting from the receipt of approximately $56.0 million in gross proceeds from the Company’s March 2010 private placement and a $20.0 million increase in total deposits.

At March 31, 2010, total deposits were approximately $795.4 million or approximately $19.9 million higher than the $775.5 million reported at December 31, 2009.  Net of an $8.7 million pay-down in brokered funds, total deposits increased approximately $28.6 million.  Deposit growth was across all categories with the majority of the year to date increase attributable to increases in non-interest bearing demand, money market balances and time deposits.

Loans

At March 31, 2010 total gross loan balances were $722.7 million.  This represents a decline of approximately $6.0 million or 0.8% from the $728.7 million reported at December 31, 2009.  Pay-downs in the commercial real estate, commercial and industrial and construction and land segments contributed to the year to date decline in loan balances.

The following table provides a summary of year to date variances in the loan portfolio as of March 31, 2010:

	March 31,	December 31,	Variance
(dollars in thousands)	2010	2009	dollar	percentage
Real Estate Secured
Multi-family residential	$20,530	$20,631	$(101)	-0.49%
Residential 1 to 4 family	25,846	25,483	363	1.42%
Home equity line of credit	29,383	29,780	(397)	-1.33%
Commercial	335,733	337,940	(2,207)	-0.65%
Farmland	12,804	13,079	(275)	-2.10%
Commercial
Commercial and industrial	152,291	157,270	(4,979)	-3.17%
Agriculture	19,591	17,698	1,893	10.70%
Other	238	238	-	0.00%
Construction
Single family residential	15,732	15,538	194	1.25%
Single family residential - Spec.	3,295	3,400	(105)	-3.09%
Tract	1,245	2,215	(970)	-43.79%
Multi-family	1,883	2,300	(417)	-18.13%
Hospitality	13,126	14,306	(1,180)	-8.25%
Commercial	30,704	27,128	3,576	13.18%
Land	51,557	52,793	(1,236)	-2.34%
Installment loans to individuals	8,407	8,327	80	0.96%
All other loans (including overdrafts)	378	553	(175)	-31.65%

Total loans, gross	722,743	728,679	(5,936)	-0.81%

Deferred loan fees	1,699	1,825	(126)	-6.89%
Reserve for possible loan losses	18,559	14,372	4,187	29.13%

Total loans, net	$702,485	$712,482	$(9,997)	-1.40%

Loans held for sale	$7,815	$9,487	$(1,672)	-17.62%

Heritage Oaks Bancorp | - 48 -

Management’s Discussion and Analysis

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Bank’s loan portfolio as of March 31, 2010:

	March 31, 2010				Balance as Percent		Single
		Undisbursed	Total Bank	Percent	of Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Retail	$40,261	$2,491	$42,752	9.4%	31.4%	56	$5,000
Professional	81,079	249	81,328	17.9%	63.2%	100	10,000
Hospitality	74,519	202	74,721	16.5%	58.1%	87	10,891
Multi-family	20,530	-	20,530	4.5%	16.0%	19	4,066
Home equity lines of credit	29,383	20,565	49,948	11.0%	22.9%	316	1,680
Residential 1 to 4 family	25,846	4,172	30,018	6.6%	20.2%	75	2,994
Farmland	12,804	614	13,418	3.0%	10.0%	26	1,937
Healthcare / medical	18,330	59	18,389	4.1%	14.3%	34	2,155
Restaurants / food establishments	7,958	-	7,958	1.8%	6.2%	28	2,541
Commercial	97,451	1,047	98,498	21.7%	76.0%	126	5,000
Other	16,135	40	16,175	3.5%	12.6%	27	2,100

Total real estate secured	$424,296	$29,439	$453,735	100.0%	330.9%	894	$48,364

As of March 31, 2010, real estate secured balances represented approximately $424.3 million of total gross loans.  This when compared to the $426.9 million reported at December 31, 2009, represents a decline of approximately $2.6 million or 0.6%.  The primary factor behind the year to date decline can be attributed to several large pay-downs and pay-offs in the commercial real estate segment of the portfolio.

At March 31, 2010, real estate secured balances represented 330.9% of the Bank’s total risk-based capital.  When compared to that reported at December 31, 2009, real estate secured balances represented 524.1%.  Total commitments as a percentage of the Bank’s total risk-based capital were 353.8% at March 31, 2010, compared to 556.1% reported at December 31, 2009.  The significant decline in these ratios can be attributed to the additional capital the Company raised in March 2010 and subsequent down-stream of $48.0 million to the Bank.

At March 31, 2010, approximately $170.8 million or 40.3% of the real estate secured segment of the loan portfolio was considered owner occupied.

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

Heritage Oaks Bancorp | - 49 -

Management’s Discussion and Analysis

Commercial

The following table provides a break-down of the commercial and industrial segment of the Bank’s commercial loan portfolio as of March 31, 2010:

	March 31, 2010				Balance as Percent		Single
		Undisbursed	Total Bank	Percent	of Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Agriculture	$2,247	$4,374	$6,621	3.0%	1.8%	31	$2,000
Oil / Gas and Utilities	1,319	1,074	2,393	1.1%	1.0%	9	1,200
Construction	18,680	15,723	34,403	15.8%	14.6%	164	2,750
Manufacturing	10,345	9,572	19,917	9.2%	8.1%	99	1,675
Wholesale and Retail	14,213	5,141	19,354	8.9%	11.1%	122	1,250
Transportation and Warehousing	2,192	535	2,727	1.3%	1.7%	32	596
Media & Information Services	8,349	1,981	10,330	4.7%	6.5%	25	4,500
Financial Services	10,962	2,794	13,756	6.3%	8.5%	44	5,866
Real-Estate / Rental and Leasing	17,168	7,550	24,718	11.4%	13.4%	90	3,500
Professional Services	17,020	5,627	22,647	10.4%	13.3%	142	1,939
Healthcare / Medical & Social Services	18,725	6,769	25,494	11.7%	14.6%	110	11,355
Restaurants and Hospitality	25,452	3,175	28,627	13.2%	19.8%	120	6,000
All Other	5,619	985	6,604	3.0%	4.4%	58	1,200

Commercial and industrial	$152,291	$65,300	$217,591	100.0%	118.8%	1,046	$43,831

At March 31, 2010, commercial and industrial loans represented approximately $152.3 million of total gross loan balances.  This when compared to the $157.3 million reported at December 31, 2009, represents a decline of approximately $5.0 million or 3.2%.  The year to date decline can be attributed to a large number of pay-downs of various business lines of credit in amounts ranging from $0.2 million to $0.7 million.  Slightly offsetting these declines was the funding of several new loans in amounts ranging from $0.3 million to $0.6 million, totaling approximately $2.1 million.

At March 31, 2010 total commercial and industrial balances represented 118.8% of the Bank’s total risk-based capital, compared to the 193.1% reported at December 31, 2009.  Total commercial and industrial commitments as a percentage of the Bank’s total risk-based capital was 169.6%, compared to the 288.7% reported at December 31, 2009. The significant decline in these ratios can be attributed to the additional capital the Company raised in March 2010 and subsequent down-stream of $48.0 million to the Bank.

At March 31, 2010 agriculture balances totaled approximately $19.6 million, which represents an approximate $1.9 million increase when compared to the $17.7 million reported at December 31, 2009.  The year to date increase within this category can be attributed to one new loan funded during the first quarter for approximately $1.3 million.

Heritage Oaks Bancorp | - 50 -

Management’s Discussion and Analysis

Construction

The following table provides a break-down of the construction segment of the Bank’s loan portfolio as of March 31, 2010:

	March 31, 2010				Balance as Percent		Single
		Undisbursed	Total Bank	Percent	of Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$15,732	$6,183	$21,915	26.5%	12.3%	22	$4,600
Single family residential - Spec.	3,295	1,458	4,753	5.7%	2.6%	6	1,750
Tract	1,245	-	1,245	1.5%	1.0%	7	525
Multi-family	1,883	100	1,983	2.4%	1.5%	2	1,500
Commercial	30,704	9,036	39,740	48.0%	23.9%	19	6,720
Hospitality	13,126	-	13,126	15.9%	10.2%	2	7,359

Total construction	$65,985	$16,777	$82,762	100.0%	51.5%	58	$22,454

At March 31, 2010, construction balances represented approximately $66.0 million or 9.1% of total gross loan balances.  This when compared to the $64.9 million or 8.9% reported at December 31, 2009 represents an increase of approximately $1.1 million.  The increase in construction balances can be attributed to several large advances on existing projects in the commercial category of the construction portfolio.  Offsetting the increase in this category of commercial construction were pay-downs of several non-accruing loans in the tract construction category as well as the partial charge-off of one loan in the multi-family construction category.  Also offsetting increases in commercial construction balances was the move of one hospitality construction loan to the commercial real estate segment of the portfolio.

At March 31, 2010 total construction balances represented approximately 51.5% of the Bank’s total risk-based capital.  This compares to the 79.7% reported at December 31, 2009.  Total construction commitments represented 64.5% of the Bank’s total risk-based capital at March 31, 2010.  This compares to the 103.8% reported at December 31, 2009. The significant decline in these ratios can be attributed to the additional capital the Company raised in March 2010 and subsequent down-stream of $48.0 million to the Bank.

Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

Land

The following table provides a break-down of the land segment of the Bank’s loan portfolio as of March 31, 2010:

	March 31, 2010				Balance as Percent		Single
		Undisbursed	Total Bank	Percent	of Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$6,711	$-	$6,711	12.6%	5.2%	29	$1,000
Single family residential - Spec.	1,840	-	1,840	3.4%	1.4%	7	618
Tract	26,743	-	26,743	50.0%	20.9%	10	10,673
Multi-family	1,312	-	1,312	2.5%	1.0%	3	3,584
Commercial	11,112	1,858	12,970	24.3%	8.7%	21	1,500
Hospitality	3,839	-	3,839	7.2%	3.0%	4	2,340

Total land	$51,557	$1,858	$53,415	100.0%	40.2%	74	$19,715

At March 31, 2010, land balances represented approximately $51.6 million or 7.1% of total gross loan balances.  When compared to the $52.8 million reported at December 31, 2009, land balances declined approximately $1.2 million.  The year to date decline can be attributed in large part to a $1.0 million pay-down of one loan previously placed on non-accrual.

The single largest loan within this category is for a residential tract development and carries a balance of approximately $10.7 million at March 31, 2010.    This project, while located in Kern County of the California Central Valley is for a client within the Bank’s primary market area. The project was funded in the first quarter of 2008 and had an approximate loan to value of 50.0%, based on an appraisal conducted at the time.  During the ground grading process as the property was being developed, the client discovered that there was considerable value in the rock and as a result has begun to develop a rock quarry operation on part of the development site. The Bank has had the value of the property and quarry operation appraised recently, which indicated there was more than adequate value to cover the Bank’s recorded investment in the loan.  The Bank is in the process of creating separate purpose financing for the quarry operation.   Additionally, recent indications suggest the financial condition of the borrower continues to remain sound.

Heritage Oaks Bancorp | - 51 -

Management’s Discussion and Analysis

At March 31, 2010 total land loan balances represented 40.2% of the Bank’s total risk-based capital compared to the 64.8% reported at December 31, 2009.  Total land commitments represented approximately 41.6% of the Bank’s total-risked based capital at March 31, 2010 compared to the 65.8% reported at December 31, 2009.   The significant decline in these ratios can be attributed to the additional capital the Company raised in March 2010 and subsequent down-stream of $48.0 million to the Bank.

Installment

At March 31, 2010, the installment loan balances were approximately $8.4 million.  This, when compared to the $8.3 million reported at December 31, 2009, represents an increase of approximately $0.1 million.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.  At March 31, 2010 mortgage correspondent loans (loans held for sale) totaled approximately $7.8 million.  This when compared to the $9.5 million reported at December 31, 2009, represents a decline of approximately $1.7 million.  The dramatic year over year decline in interest rates has lead to significantly higher mortgage re-financing volumes, which combined with the Bank’s expansion of its mortgage origination department to further the Bank’s penetration its market, have contributed substantially to the year to date increase within this category.

Foreign Loans

At March 31, 2010 the Bank had no foreign loans outstanding.

Summary of Market Condition

Prices of single family homes have fallen significantly from market highs seen in 2007 in California as a whole.  Along with other segments in the real estate sector, commercial real estate prices in the Company’s market area experienced pressure during the last year and the Company has begun to see increases in vacancy rates in certain retail, industrial and office segments.  The most recent data available to the Company shows vacancy rates within retail, industrial and office segments to be approximately 5.6%, 6.1% and 9.7%, respectively as of the third quarter of 2009.  This compares to 3.0%, 5.4% and 6.1%, respectively as of the third quarter of 2008.  The Company realizes that any prolonged and significant downturn in the national, state and local economies may further impact the values of commercial real estate within its market footprint as well as the borrowers to whom the Bank has extended such credit and as such vacancy rates may increase in future periods.  As such, Management continues to closely monitor the credits within this segment of the loan portfolio for potential signs of deterioration.  Additionally, the Bank is aware that as economic conditions worsen and levels of unemployment continue to rise, borrowers to whom the Bank has extended commercial lines of credit may come under additional pressure to satisfy their outstanding obligations.  That said, the Bank continues to employ stringent lending standards and remains very selective with regard to any additional commercial real estate, real estate construction, land and commercial loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment.

Although, the Company’s market footprint has historically enjoyed a more stable level of economic growth, the Company has not been immune to the effects of a slowdown on a state or national level.  As previously mentioned, with the effects of a weakened economy placing more pressure on borrowers, the ability of consumers to satisfy outstanding obligations to the financial sector, as a whole, has been impacted.  We believe that within certain areas of our local economy these more macro level concerns have become more evident.  This has had an impact on the level of and type of loans the Bank has placed on non-accrual and charged-off during the last two years.  Additionally, the Company has devoted considerable resources to the monitoring of credits within the loan portfolio in order to take any appropriate steps when and if necessary to mitigate any material adverse impact the effects of weakened economic conditions may have on the Bank overall.

Heritage Oaks Bancorp | - 52 -

Management’s Discussion and Analysis

As of March 31, 2010, a substantial portion of loans the Bank originated within the major categories of commercial real estate, construction, land, and commercial and industrial were made to borrowers within our current market footprint.

Credit Quality

While the Bank continues to adhere to prudent underwriting standards, the credit quality of the Bank’s loan portfolio is impacted by numerous factors, including the economic environment in the markets in which it operates and its impact on real estate prices securing collateral dependent loans in the Bank’s loan portfolio.  Weakened economic conditions have had, and if continue to persist, may further impact real estate used as collateral for certain loans the Bank has made.  Additionally, weak economic conditions have impacted certain borrowers to who the Bank has extended credit, making it difficult and in some cases impossible for those borrowers to continue to make scheduled loan payments.  An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in collateral values has resulted in, and if such conditions continue, may result in further, increases in provisions for loan losses and have an adverse impact on the Company’s operating results.

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

The current lending environment has proven to be difficult for the Bank.  Significantly weakened economic conditions have resulted in a considerable increase in the number and dollar volume of past due loans as well as loans the Bank has placed on non-accrual during the year.  In response to these conditions, the Bank formed a Special Assets department in 2008, which has subsequently been expanded.  This area of the Bank not only monitors loans that have been classified as non-performing and/or groups of loans that have been downgraded in order to enhance communications with borrowers, assist in the “work-out” of certain credits, more closely monitor collateral, and determine the Bank’s exposure to such relationships.

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

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Bank may also consider a loan impaired when based on certain information and events surrounding a borrower, it is determined that the likelihood of the Bank receiving all scheduled payments, including interest, when due is remote.  Once a loan is classified as impaired, the Bank places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Bank typically establishes a corresponding valuation allowance, which then becomes a component of the Bank’s specific credit allocation in the allowance for loan losses.

General Portfolio Allocation

For purposes of determining the general portfolio allocation of the allowance, the loan portfolio is segmented into several pools of loans, exclusive of balances individually evaluated for impairment, similar to the stratification presented in Note 3. Loans and the Allowance for Loan Losses, of the consolidated financial statements filed on this Form 10-Q.  The loan portfolio is then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment of the loan portfolio according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates applied are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Bank’s prior experience with such loans.

Heritage Oaks Bancorp | - 53 -

Management’s Discussion and Analysis

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

The allowance for loan losses increased in the first quarter of 2010 over that reported as of December 31, 2009, due to several factors including: continued weakness in the economy, an increase in the number of and dollar volume of non-performing loans and an increase in the balance of classified loans.  At March 31, 2010 the balance of classified loans was approximately $82.5 million.  This compares to the $75.4 million in classified loan balances reported at December 31, 2009.   The year to date increase in substandard balances resulted in higher required balances in the general portfolio allocation under the Bank’s methodology for determining an appropriate level for the allowance for loan losses.  Elevated charge-offs also contributed to the higher required balances of the general portfolio allocation of the allowance.  Additionally, continued weakened economic conditions as well as negative trends in credit quality resulted in higher required balances of the subjectively determined allocation of the allowance.  As a result of the items mentioned the Bank made provisions to the allowance for loan losses in the amount of $5.2 million during the first quarter of 2010, compared to provisions of approximately $2.1 million during the same period ended a year earlier.  As a result the allowance for loan losses at March 31, 2010 was approximately $18.6 million compared to the $14.4 million reported at December 31, 2009, an increase of approximately $4.2 million or 29.2% during the first quarter of 2010.

Loans charged-off during the first three months ended March 31, 2010 totaled approximately $1.5 million compared to the $2.1 million reported for the same period ended a year earlier.  Net charge-offs to average loans for the three months ended March 31, 2010 and 2009 were 0.14% and 0.30%, respectively.  At March 31, 2010 the allowance for loan losses represented 2.57% of total gross loans compared to the 1.97% reported at December 31, 2009.

As of March 31, 2010 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Bank’s loan portfolio.

Heritage Oaks Bancorp | - 54 -

Management’s Discussion and Analysis

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio.  However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.  The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio as well as the percentage that each major category of loans comprises as compared to total gross loan balances as of the dates indicated below:

	March 31,				December 31,
	2010		2009		2009
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
(dollars amounts in thousands)	Allocated	Loans	Allocated	Loans	Allocated	Loans
Real Estate Secured
Multi-family residential	$119	2.8%	$36	2.5%	$119	2.8%
Residential 1 to 4 family	560	3.6%	148	3.3%	264	3.5%
Home equity line of credit	174	4.1%	97	4.2%	179	4.1%
Commercial	6,274	46.4%	5,103	42.6%	6,081	46.5%
Farmland	850	1.8%	430	1.4%	208	1.8%
Commercial
Commercial and industrial	5,576	21.0%	3,013	24.2%	4,635	21.6%
Agriculture	1,681	2.7%	141	2.0%	178	2.4%
Other	1	0.0%	7	0.1%	1	0.0%
Construction
Single family residential	270	2.2%	86	2.4%	304	2.1%
Single family residential - Spec.	49	0.5%	120	1.9%	46	0.5%
Tract	71	0.2%	17	0.5%	190	0.3%
Multi-family	15	0.3%	279	0.8%	90	0.3%
Hospitality	99	1.8%	45	1.2%	107	2.0%
Commercial	567	4.2%	127	3.0%	270	3.7%
Land	2,198	7.1%	762	8.7%	1,644	7.2%
Installment loans to individuals	43	1.2%	16	1.2%	40	1.1%
All other loans (including overdrafts)	12	0.1%	2	0.0%	16	0.1%

Total allowance for loan losses	$18,559	100.0%	$10,429	100.0%	$14,372	100.0%

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

Heritage Oaks Bancorp | - 55 -

Management’s Discussion and Analysis

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

Negative undertones associated with the economy and real estate markets have resulted in the expansion of the Bank’s internal watch list as well as the number of and dollar volume of non-accruing loans over the last year.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Bank believes these actions will serve to potentially minimize any future losses the Bank may incur related to problem loans, we cannot guarantee that the Bank will not experience an increase in non-performing loans, given continued uncertainties surrounding the state and national economies.

As evidenced in the table below summarizing the Bank’s non-performing assets, the current economic downturn has had a significant impact in regard to loans related to land, construction, commercial and industrial and commercial real estate.

The following table provides a summary of non-accruing loans as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,	Variance
(dollars in thousands)	2010	2009	Dollar	Percent

Loans delinquent 90 days or more and still accruing	$-	$151	$(151)	-100.00%

Non-Accruing Loans
Commercial real estate	14,310	$11,035	3,275	29.68%
Residential 1-4 family	1,145	1,147	(2)	-0.17%
Home equity lines of credit	320	320	-	0.00%
Farmland	2,704	-	2,704	100.00%
Commercial and industrial	9,740	8,429	1,311	15.55%
Agriculture	3,493	3,172	321	10.12%
Construction	3,351	3,838	(487)	-12.69%
Land	13,839	10,182	3,657	35.92%
Installment	81	47	34	72.34%

Total non-accruing loans	$48,983	$38,170	$10,813	28.33%

Other real estate owned	$741	$946	$(205)	-21.67%

Total non-performing assets	$49,724	$39,267	$10,457	26.63%

Ratio of allowance for credit losses to total gross loans	2.57%	1.97%
Ratio of allowance for credit losses to total non-performing loans	37.89%	37.50%
Ratio of non-performing loans to total gross loans	6.78%	5.26%
Ratio of non-performing assets to total assets	4.88%	4.15%

At March 31, 2010 the balance of non-accruing loans was approximately $49.0 million or $10.8 million higher than the $38.2 million reported at December 31, 2009.  Notable changes in the balance of non-accruing loans occurred within the categories of commercial real estate, farmland, commercial and industrial and land.  The increases in the categories mentioned can be attributed to several large loans moving to non-accrual during the first quarter of 2010.

Heritage Oaks Bancorp | - 56 -

Management’s Discussion and Analysis

As indicated in the table below, the Bank received payments on non-accruing loans of approximately $2.4 million during the first three months of 2010, which can be attributed in part to work-outs with borrowers as well as funds the Bank received from the sale collateral securing such loans.  Charge-offs during the first three months of the year totaled approximately $1.5 million, the majority of which occurred in the categories of commercial and industrial and construction.   Partially offsetting the increase in non-accruing balances were two loans totaling approximately $2.1 million that the Bank returned to accruing status after working with the respective borrowers.

Non-performing assets totaled approximately $49.7 million at March 31, 2010, approximately $10.5 million higher than that reported at December 31, 2009.

The following table reconciles the change in non accruing balances for the three months ended March 31, 2010:

	Balance	Additions to		Transfers	Returns to		Balance
	December 31,	Non-Accruing	Net	to Foreclosed	Preforming		March 31,
(dollars in thousands)	2009	Balances	Paydowns	Collateral	Status	Charge-offs	2010
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	1,147	-	(2)	-	-	-	1,145
Home equity line of credit	320	-	-	-	-	-	320
Commercial	11,035	5,179	(216)	-	(1,688)	-	14,310
Farmland	-	2,704	-	-		-	2,704
Commercial
Commercial and industrial	8,429	2,803	(543)	-	-	(949)	9,740
Agriculture	3,172	475	(154)	-	-	-	3,493
Other	-	-	-	-	-	-	-
Construction
Single family residential	940	-	-	-	-	-	940
Single family residential - Spec.	683	-	-	-	-	-	683
Tract	2,215	-	(470)	-	(454)	(46)	1,245
Multi-family	-	900	-	-	-	(417)	483
Hospitality	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Land	10,182	4,685	(1,028)	-	-	-	13,839
Installment loans to individuals	47	133	(1)	-	-	(98)	81
All other loans	-	-	-	-	-	-	-

Totals	$38,170	$16,879	$(2,414)	$-	$(2,142)	$(1,510)	$48,983

The following provides additional information regarding non-accruing loan balances as of March 31, 2010:

Real Estate Secured – Commercial (“CRE”)

The majority of balances within this category can be attributed to eleven loans to seven borrowers, totaling approximately $12.4 million, representing 86.8% of non-accruing CRE balances.  During the first quarter of 2010, the Bank added approximately $5.2 million in CRE balances to non-accrual and returned approximately $1.7 million in balances to accruing status after restructuring the related loans and receiving sustained repayment performance from the borrower.  The following provides a break-down of these balances as of March 31, 2010:

•
Approximately $1.4 million can be attributed to one loan in which the Bank is working with the borrower to bring it current.  Recent data suggests that the borrower’s financial condition is sound.  The borrower is also working to sell other assets to pay-down the loan.  This loan paid down approximately $0.1 million during the first three months of 2010.

•
Two loans made to two separate borrowers totaling approximately $1.8 million that the Bank has extended.  A third party has expressed interest in assuming responsibility for these notes and the Bank anticipates these notes to pay-down sometime during the first half of 2010.

•
Two loans totaling approximately $1.6 million made to one borrower are currently paying as agreed.  Based on the borrower’s recent performance and financial condition, the Bank currently anticipates these loans will move back to performing status sometime during the second quarter of 2010.

•	The Bank currently anticipates receiving proceeds from the sale of collateral securing two loans to one borrower totaling approximately $1.1 million during the first half of 2010.
•
One loan totaling approximately $0.9 million, secured by commercial property in the Bank’s primary market area.  The Bank is working with the bankruptcy trustee to liquidate the collateral and pay-down the loan.

•
One loan totaling approximately $0.7 million.  The borrower is currently paying on the loan and recent financial information concerning the borrower indicates the borrower currently has the cash flow to continue to service the loan.

Heritage Oaks Bancorp | - 57 -

Management’s Discussion and Analysis

•
Two loans to one borrower totaling approximately $4.9 million.  As previously discussed, the borrower is currently seeking alternative financing to pay-down their outstanding obligation to the Bank.  However, the Bank is proceeding with the foreclosure process.

Commercial and Industrial (“C&I”)

The majority of C&I balances can be attributed to ten loans to eight borrowers totaling approximately $7.6 million or 78.8% of total C&I non-accruing balances.  The Bank added approximately $2.8 million in C&I balances to non-accruing status during the first three months of 2010, the majority of which can be attributed to one loan in the amount of $1.3 million.  Contributing further to the quarter over quarter change in non-accruing balances within this category were pay-downs of approximately $0.5 million as well as the charge-off of several smaller business lines of credit.  The following provides a break-down of these balances as of March 31, 2010:

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

•	One loan in the approximate amount of $0.4 million contains an SBA guarantee. Physical collateral has been repossessed and is being liquidated.
•
One loan in the approximate amount of $0.5 million is secured by real estate in the Bank’s primary market area. The Bank is working with the bankruptcy trustee to liquidate collateral and pay-down the loan.

•
One loan in the approximate amount of $0.5 million.  The Bank has entered into forbearance with the borrower and the borrower is making payments while attempting to re-finance with another institution or sell the underlying business.

•
One loan in the approximate amount of $3.6 million is secured by real estate in the Bank’s primary market area.  A recent appraisal indicates its value is sufficient to cover the carrying value of the loan.  The Bank continues to work towards liquidation of the collateral.

•	One loan in the approximate amount of $1.3 million. The Bank is currently working with the borrower to bring about a resolution. The loan is collateralized by various business assets.

Construction

Comprising a majority of construction balances are nine loans to four borrowers totaling approximately $3.1 million or 91.1% of non-accruing construction balances.  Several loans totaling approximately $0.8 million have pre-approved purchase contracts in place and Management currently anticipates closings to occur during the second quarter of 2010. During the first quarter the Bank received approximately $0.5 million in principal payments related to closings on properties constructed by this particular borrower.  Several other loans are secured by finished tract, spec and single family residential construction.  The Bank is in the process of obtaining possession of the collateral to liquidate and pay-down the related loans.  During the first quarter the Bank placed a loan in the amount of $0.9 million on non-accrual and subsequently charged-off approximately $0.4 million following the receipt of appraisal.  The Bank is in the process of taking possession of the collateral to liquidate and pay-down the loan

Land

Balances within this category can be attributed in large part to nine loans to seven borrowers totaling approximately $12.7 million or 91.9% of total non-accruing land balances.  During the quarter the Bank placed one loan in the amount of $4.4 million on non-accrual.  Partially offsetting this increase were pay-downs in the aggregate amount of $1.0 million, primarily attributable to one loan.  The following provides a break-down of these balances as of March 31, 2010:

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

•
One loan totaling approximately $1.1 million.  A third party has expressed interest in assuming responsibility for the loan.  The Bank currently anticipates the loan to pay-down during the second quarter of 2010

Heritage Oaks Bancorp | - 58 -

Management’s Discussion and Analysis

•
One loan totaling approximately $2.0 million secured by land for hospitality construction in the Bank’s primary market area.  The Bank is currently working with the borrower to liquidate the collateral and pay-down the loan.  There have been expressions of interest from potential buyers for this property.

•
One loan with an outstanding balance of approximately $4.4 million.  As previously discussed, the borrower is currently seeking alternative financing to pay-down their outstanding obligation to the Bank.  However, the Bank is proceeding with the foreclosure process.

Agriculture

Balances within this category can be attributed in large part to one borrower.  The Bank is currently working with this borrower to liquidate the collateral.  The Bank appraised the collateral regarding this specific loan at an earlier date to assess the appropriate carrying value. However, as a precautionary step we have increased our reserve in excess of the appraisal to reflect the uncertainty surrounding liquidation of the collateral. During the first quarter the Bank received approximately $150 thousand in payments which were applied to principal.

At March 31, 2010, substantially all non-accruing balances were carried at their current fair values.

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of March 31, 2010:

For the three months ended
(dollars in thousands)	March 31, 2010
Balance December 31, 2009	$946
Additions	-
Dispositions	-
Additional write-downs	(205)

Balance March 31, 2010	$741

At March 31, 2010, OREO balances stood at approximately $0.7 million, approximately $0.2 million lower than that reported at December 31, 2009.  There were no new additions to OREO during the first quarter of 2010, however the Bank did write down the value of two properties by approximately $0.2 million based on updated appraisal information.  The balance of OREO at March 31, 2010 can be attributed to two properties in the Bank’s primary market.  The Bank has accepted an offer on one property and is expecting escrow to close during the second quarter of 2010.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $120.3 million and $40.7 million at March 31, 2010 and December 31, 2009, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  Cash and cash equivalents were substantially higher than that reported at December 31, 2009 due in large part to the proceeds the Company received from the close of its March 2010 private placement.  For additional information related to the Company’s March 2010 private placement, please see Note 10. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Interest Bearing Due from Federal Reserve, Federal Funds Sold (funds the bank lends on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions.  These assets are maintained for liquidity needs of the Bank, collateralization of public deposits, and diversification of the earning asset mix.

Heritage Oaks Bancorp | - 59 -

Management’s Discussion and Analysis

The table below summarizes the year to date change in the balances of other earning assets as of March 31, 2010:

	March 31,	December 31,	Variance
(dollars in thousands)	2010	2009	dollar	percentage
Interest bearing due from Federal Reserve	$97,898	$17,046	$80,852	474.32%
Federal funds sold	1,430	4,350	(2,920)	-67.13%
Interest bearing deposits other financial institutions	119	119	-	0.00%
Securities available for sale	128,388	121,180	7,208	5.95%
Federal Home Loan Bank stock	5,828	5,828	-	0.00%

Total other earning assets	$233,663	$148,523	$85,140	57.32%

Federal Funds Sold and Interest Bearing Due from Federal Reserve

As of March 31, 2010, the total of federal funds sold and interest bearing due from balances was approximately $99.3 million or $77.9 million higher than that reported at December 31, 2009.  Although the balance of federal funds sold and interest bearing due from can vary significantly from day to day as a result of many factors, including the liquidity needs of the Bank’s depositors, the quarter to date increase, as previously mentioned, is mainly attributable to funds received upon completion of the Company’s March 2010 private placement in which the Company raised gross proceeds of approximately $56.0 million, resulting in excess funds available for short-term overnight investment.

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

At March 31, 2010, the balance of the investment portfolio was approximately $128.4 million or $7.2 million higher than that reported at December 31, 2009.  The change in the balance of the portfolio can be attributed in large part to purchases the Bank made during the first three months of the year in the aggregate amount $10.5 million and principal pay downs on mortgage related securities totaling approximately $4.1 million.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At March 31, 2010 the securities portfolio had net unrealized losses, net of taxes of approximately $0.5 million, a decrease of approximately $0.6 million from that reported at December 31, 2009.  Unrealized losses in the investment portfolio in the last two years can be attributed in part to extreme market turbulence, stemming in part from continued weakened economic conditions.

During 2008 and 2009, the credit markets came under significant duress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Bank’s portfolio was not immune to this.  Although substantially all of the Bank’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market, the inability of many consumers to meet their mortgage related obligations, and the strong need for liquidity during 2008 and 2009 have, among other things, been influential in placing pressure on the prices of these types of securities.

At March 31, 2010, the Bank owned eleven Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $19.5 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Bank owns with the exception of one mezzanine bond (subordinate).  At March 31, 2010, six bonds in the approximate amount of $11.1 million remained below investment grade.  All six of these bonds are in senior or super senior tranche positions of their respective deals, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support.

Heritage Oaks Bancorp | - 60 -

Management’s Discussion and Analysis

As more fully disclosed in Note 2. Investments, of the consolidated financial statements filed on this Form 10-Q, during the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those mentioned in the previous paragraph.  Based on this analysis, the Company determined four securities with an aggregate remaining book balance of approximately $5.2 million as of March 31, 2010 to be other than temporarily impaired.  As a result, the Bank realized approximately $372 thousand in aggregate pre-tax losses related to these securities during the fourth quarter of 2009. In the first quarter of 2010, the Company engaged an independent third party to review these same securities for additional OTTI.  The results of that analysis indicated there was no additional OTTI on these securities.  The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

The Bank continues to perform regular extensive analyses on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of March 31, 2010, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

All PMBS the Bank owns are in senior or super senior tranche positions of their respective deals, except for one mezzanine bond, meaning that the Bank has priority in cash flows and has subordinate tranches below its position providing credit support.  The more credit support or enhancement, the more protection is provided from possible losses on non-performing collateral.  Credit support on PMBS the Bank owns has increased from the time of purchase through March 31, 2010, except for one bond.  As the Bank receives cash flow on its senior positions and principle is reduced quicker than default losses are applied to the subordinate positions, the credit enhancement percentage grows.

The majority of the Bank’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At March 31, 2010 approximately $85.7 million or 81.4% of the Bank’s mortgage related securities were issued by a government agency such as those listed above.

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

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on among other things the current liquidity needs of the Bank.  At March 31, 2010 and December 31, 2009, the Bank held approximately $5.8 million in FHLB stock.

Heritage Oaks Bancorp | - 61 -

Management’s Discussion and Analysis

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of March 31, 2010:

					Variance Exclusive of
	March 31,	December 31,	Variance		Volatile Balances
(dollars in thousands)	2010	2009	dollar	percentage	dollar	percentage
Non interest bearing demand	$178,976	$174,635	$4,341	2.49%	$(7,949)	-4.55%
Interest bearing demand	79,585	77,765	1,820	2.34%	1,304	1.68%
Regular savings	28,373	27,166	1,207	4.44%	1,207	4.44%
Money market funds	269,768	259,671	10,097	3.89%	(2,478)	-0.95%
Time deposits	236,169	224,998	11,171	4.96%	11,171	4.96%

Total retail deposits	792,871	764,235	28,636	3.75%	3,255	0.43%

Brokered time deposits	1,545	10,230	(8,685)	-84.90%	(8,685)	-84.90%
Brokered money market funds	1,000	1,000	-	0.00%	-	0.00%

Total brokered deposits	2,545	11,230	(8,685)	-77.34%	(8,685)	-77.34%

Total deposits	$795,416	$775,465	$19,951	2.57%	$(5,430)	-0.70%

Deposits

As indicated in the table above total deposit balances at March 31, 2010 were approximately $795.4 million.  This represents an increase of approximately $19.9 million when compared to the $775.5 million reported at December 31, 2009.  Higher core deposit balances during 2009 allowed the Bank to rely less on wholesale funding and brokered deposits.  At March 31, 2010 brokered deposits totaled $2.5 million, representing a decline of approximately $8.7 million from that reported at December 31, 2009.

During the first three months of 2010, the Bank saw core deposit balances (non interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $25.0 million from that reported at December 31, 2009.

Volatile Deposits

The Bank monitors the balance of various accounts that it considers to be volatile for a variety of reasons and provides this data to the Board of Directors on a regular basis.  Accounts may be added to or removed from the volatile liability dependency report when, based on Management’s judgment, it is determined that these funds are not suitable for any form of long term investment or that the risk associated with these funds leaving the Bank has become minimal.  Typically a material change in the balances of these accounts is reflected in the balance of federal funds sold and/or interest bearing due from Federal Reserve.  At March 31, 2010, the aggregate balance of deposits the Bank considers to be volatile was approximately $57.0 million or $25.4 million higher than that reported at December 31, 2009. The Bank considers these accounts to be core relationships that experience volatility.

The following table provides a summary of the deposit balances the Bank considers to be volatile as of March 31, 2010 and December 31, 2009:

		Percent of		Percent of
	March 31,	Total	December 31,	Total	Dollar
(dollars in thousands)	2010	Deposits	2009	Deposits	Variance
Non interest bearing demand	$30,265	3.8%	$17,975	2.3%	$12,290
Interest bearing demand	3,094	0.4%	2,578	0.3%	516
Money market funds	23,688	3.0%	11,113	1.4%	12,575

Total volatile deposits	$57,047	7.2%	$31,666	4.0%	$25,381

The year to date increase in balances the Bank considers to be volatile can be attributed in large part to increases in volatile non-interest bearing demand and money market funds balances of approximately $24.9 million.  The customers that hold the non-interest bearing deposits engage in mortgage related activities.  As more and more home owners have moved to re-finance existing mortgages, given the current rate environment, deposit balances related to these customers have increased.  Management and the Board of Directors are aware that as conditions in the market change these relationships will be impacted.

Heritage Oaks Bancorp | - 62 -

Management’s Discussion and Analysis

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB and credit lines established with correspondent banks.  Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth and the purchase of investments in the absence of core deposits and to provide additional liquidity to meet the demands of depositors.

At March 31, 2010, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Bank had outstanding as of March 31, 2010:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$10,000	2.89%	Fixed	9/16/2010
35,000	0.13%	Adjustable	1/31/2011
20,000	0.24%	Variable	Open

$65,000	0.59%

As evidenced in the table above, the balance of FHLB borrowing as of March 31, 2010 was $65.0 million and unchanged from the balance reported at December 31, 2009.

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

Capital

At March 31, 2010, the balance of stockholders’ equity was approximately $135.2 million.  This, when compared to the $83.8 million at December 31, 2009, represents an increase of approximately $51.4 million.  The year to date change in capital is due primarily to the issuance of Series B and Series C Preferred Stock in the Company’s March 2010 private placement. Additionally, the year to date change is also attributed to net losses of $1.3 million, the impact of year-to-date share-based compensation expense in the amount of $0.1 million, dividends paid on Series A Senior Preferred stock in the amount of $0.3 million, proceeds from the exercise of options in the amount of $42 thousand and a decline in the balance of accumulated other comprehensive loss in the amount of $0.6 million.

Series B and Series C Preferred Stock

On March 12, 2010 the Company completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million.  In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, pending receipt of regulatory approvals required for the particular investor purchasing such shares.

In connection with the March 2010 private placement the Company is seeking certain shareholder approvals at its upcoming annual meeting. Specifically, the Company is seeking shareholder approval to increase its authorized common stock to 100 million shares, and the conversion of the Series B and C Series Preferred stock to common stock. If the shareholder approvals are received before September 12, 2010, no dividends will be owed on the Series B Preferred Stock. If shareholder approval is not received by that date, dividends will be owed on the Series B Preferred Stock from the date of issuance, March 12, and the conversion price of the Series B Preferred Stock will be reduced by 10%.

U.S. Treasury CPP Series A Senior Preferred Stock

On March 20, 2009, the Company issued $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP.  Pursuant to the terms under the CPP, the Company is required to pay dividends on the Senior Preferred Stock in an amount equal to 5% per annum for five years and 9% per annum thereafter.  Dividends are cumulative and payable quarterly.  Pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued under the CPP qualifies as Tier I Capital.

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

Heritage Oaks Bancorp | - 63 -

Management’s Discussion and Analysis

For additional information regarding the Company’s Series A Senior Preferred Stock and its participation in the CPP, see Note 10 of the consolidated financial statements filed on this Form 10-Q.

Dividends

The following table provides a summary of dividends the Company has paid on its common stock over the last two years:

	Dividend
	Amount	Declaration	Record	Payable
Dividend Type	Per Share	Date	Date	Date
Stock dividend	5%	04/24/08	05/02/08	05/16/08
Cash dividend	$0.08	01/24/08	02/01/08	02/15/08

As evidenced in the table above, on April 24, 2008, the Board of Directors declared a stock dividend in the amount of 5% which was paid on May 16, 2008 to shareholders of record on May 2, 2008.  Shares and earnings per share for all prior periods have been adjusted to fully reflect the impact of the May 2008 stock dividend.  The Company paid no dividends on its common stock during the first three months of 2010 and as part of its participation in the U.S. Treasury’s CPP, must seek the approval of the Treasury before doing so. In addition, the Written Agreement, as more fully discussed in Note 12 of the consolidated financial statements filed on this Form 10-Q, requires the Company to seek prior approval from the Federal Reserve for any payment of dividends on its common or preferred stock.

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

At March 31, 2010, the Company had at total of $13.4 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding.  As mentioned in the preceding paragraphs, these securities have been issued to Trusts II and III.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in both Trusts II and III, totaling $248 thousand and $155 thousand, respectively.  The balance of the equity of Trusts II and III is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to both Trusts II and III is payable quarterly at 3-month LIBOR plus 1.72% variable rate and 6.888% fixed, respectively.

The following table provides a summary of the securities the Company has issued to Trusts II and III as of March 31, 2010:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	1.97%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%
Heritage Oaks Capital Trust III	5,155	6.89%	20-Sep-07	Sep-37	Dec-12	5-year Fixed SWAP + 2.00%

Total Issued	$13,403	3.86%

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

Heritage Oaks Bancorp | - 64 -

Management’s Discussion and Analysis

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trusts II and III into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.  At March 31, 2010, the Company included $13.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At March 31, 2010, the Company had sufficient cash to service the $13.4 million in junior subordinated debenture interest payments and other obligations, such as the payment of dividends on the preferred stock issued to the U.S. Treasury, for approximately 4 years without dividends from subsidiaries. In addition, the Written Agreement, as more fully discussed in Note 12 of the consolidated financial statements filed on this Form 10-Q, requires the Company to seek prior approval from the Federal Reserve for any payment of interest or principal on its trust preferred securities.

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

To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. However, on February 26, 2010, the Bank stipulated to the issuance of an Order that was issued March 4, 2010, by the FDIC and DFI that requires higher levels of Tier I Leverage and Total Risk Based ratios.  Under the Order the Bank must maintain a Tier I Leverage ratio of 10.0% and a Total Risk-Based Capital ratio of 11.5%.  See also Note 11. Regulatory Order and Written Agreement of the consolidated financial statements for additional information related to the Consent Oder as they pertain to these requirements.

The following table provides a summary of Company and Bank regulatory capital ratios at March 31, 2010 and 2009:

	Regulatory Standard		March 31, 2010		March 31, 2009
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	7.71%	12.61%	11.35%	9.75%
Tier I capital to risk weighted assets	4.00%	6.00%	9.24%	15.07%	11.92%	10.24%
Total risk based capital to risk weighted assets	8.00%	10.00%	17.16%	16.34%	13.17%	11.49%

Regulatory capital ratios as of March 31, 2010 fully reflect the issuance of $56.0 million in gross proceeds of Series B and Series C Preferred Stock issued through a private placement.  The preferred stock issued in the Company’s March 2010 private placement qualifies as Tier II capital.  The Company subsequently down-streamed $48.0 million of those proceeds to the Bank as Tier I capital.  These regulatory ratios also fully reflect the issuance of $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of the Company’s participation in the U.S. Treasury’s CPP.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At March 31, 2010, these credit lines totaled $15.0 million and the Bank had no borrowings against those lines.  As previously mentioned the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $70.4 million at March 31, 2010.  Additionally, the Bank has established and tested a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Bank at the time of a transaction.

Heritage Oaks Bancorp | - 65 -

Management’s Discussion and Analysis

The Bank manages liquidity by maintaining a majority of the investment portfolio in Interest Bearing Due from Federal Reserve and other liquid investments.  Most of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of March 31, 2010, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 30.94% at March 31, 2010 compared to 20.50% at December 31, 2009.  At March 31, 2010, the Bank was within its internal guideline for liquidity.  As of March 31, 2010 the fair market value of the Bank’s investment portfolio was approximately $128.4 million, of which approximately $7.5 million was pledged to secure public deposits and other purposes.  The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was 90.9% at March 31, 2010 compared to 94.0% at December 31, 2009 both of which are and were within the Bank’s policy guidelines.

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 11 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2009 Annual Report filed on Form 10-K.

In the ordinary course of business, the Bank is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 11 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2009 Annual Report filed on Form 10-K.

In connection with the $13.4 million in debt securities discussed under “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Heritage Oaks Bancorp | - 66 -

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2010 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of March 31, 2010, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income	$44,089	$45,020	$45,533	$45,946	$46,564

Dollar change from base	$(1,444)	$(513)	$-	$413	$1,031

Percentage change from base	-3.17%	-1.13%	0.00%	0.91%	2.27%

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

Heritage Oaks Bancorp | - 67 -

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at March 31, 2010:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable daily	$270,522	37.4%
Variable other than daily	314,399	43.5%
Fixed	137,822	19.1%

Total gross loans	$722,743	100.0%

The table above identifies approximately 37.4% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2010, approximately $584.9 million or 80.9% of the Bank’s loan portfolio is considered variable.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$425,583	58.9%
1-3 Years	162,172	22.4%
3-5 Years	85,773	11.9%
> 5 Years	49,215	6.8%

Total gross loans	$722,743	100.0%

The following table provides a summary of the loans the Bank can expect to see come off their floors if the Prime rate were to increase by the amounts identified below as of March 31, 2010:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$816	$18,413	$71,555	$139,100
Variable other than daily	2,314	4,852	52,556	154,449

Cumulative total variable at floor	$3,130	$23,265	$124,111	$293,549

Given the significant decline in Prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current Prime rate.  Therefore, the Bank will need to see rates increase significantly before the majority of loans in the portfolio start to come off their floors.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Heritage Oaks Bancorp | - 68 -

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

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of March 31, 2010.

Item 1A.  Risk Factors

During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2009 Annual Report filed on Form 10-K in response to Item A to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

Information required by this item is incorporated here by reference to the Company’s 8-K filings with the SEC on March 10, 2010 and March 12, 2010, both Commission File Number 000-25020.

Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Heritage Oaks Bancorp | - 69 -

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

Heritage Oaks Bancorp | - 70 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: May 5, 2010

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer (Principal Executive Officer)

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Heritage Oaks Bancorp | - 71 -