Form 10-Q
period 2010-06-30
HERITAGE OAKS BANCORP
filed 2010-08-09
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 6, 2010 there were 25,062,682 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

		(audited)
	June 30,	December 31,
(dollars in thousands except per share data)	2010	2009

Assets
Cash and due from banks	$17,849	$19,342
Interest bearing due from banks	38,682	17,046
Federal funds sold	5,500	4,350
Total cash and cash equivalents	62,031	40,738

Interest bearing deposits with other banks	119	119
Securities available for sale	192,904	121,180
Federal Home Loan Bank stock, at cost	5,611	5,828
Loans held for sale	9,429	9,487
Loans, net of deferred fees of $1,698 and $1,825 and allowance for loan loss of $22,134 and $14,372 at June 30, 2010 and December 31, 2009, respectively.	673,344	712,482
Property, premises and equipment, net	6,410	6,779
Deferred tax assets	19,174	10,553
Bank owned life insurance	12,811	12,549
Goodwill	11,049	11,049
Core deposit intangible	2,385	2,642
Other real estate owned	4,953	946
Other assets	10,302	10,825

Total assets	$1,010,522	$945,177

Liabilities
Deposits
Demand, non-interest bearing	$182,846	$174,635
Savings, NOW, and money market deposits	380,257	365,602
Time deposits of $100 or more	116,372	117,420
Time deposits under $100	116,358	117,808
Total deposits	795,833	775,465

Short term FHLB borrowing	65,000	65,000
Junior subordinated debentures	8,248	13,403
Other liabilities	8,091	7,558

Total liabilities	877,172	861,426

Commitments and contingencies	-	-

Stockholders' Equity
Series A senior preferred stock, $1,000 per share stated value, 21,000 shares issued and outstanding	19,610	19,431
Series C preferred stock, $3.25 per share stated value, 1,189,538 shares issued and outstanding	3,608	-
Common stock, no par value; 100,000,000 shares authorized, issued and outstanding: 25,062,682 and 7,771,952 as of June 30, 2010 and December 31, 2009, respectively.	101,197	48,747
Additional paid in capital	3,430	3,242
Retained earnings	5,529	13,407
Accumulated other comprehensive loss, net of tax benefit of $17 and $752 as of June 30, 2010 and December 31, 2009, respectively.	(24)	(1,076)

Total stockholders' equity	133,350	83,751

Total liabilities and stockholders' equity	$1,010,522	$945,177

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands except per share data)	2010	2009	2010	2009

Interest Income
Interest and fees on loans	$11,429	$11,416	$22,570	$22,563
Interest on investment securities
Mortgage backed securities	1,425	625	2,444	1,173
Obligations of state and political subdivisions	287	208	544	394
Interest on time deposits with other banks	1	1	1	2
Interest on due from Federal Reserve Bank	24	-	52	-
Interest on federal funds sold	1	10	2	17
Interest on other securities	9	9	13	16

Total interest income	13,176	12,269	25,626	24,165

Interest Expense
Interest on savings, NOW and money market deposits	802	839	1,884	1,656
Interest on time deposits in denominations of $100 or more	519	631	1,095	1,175
Interest on time deposits under $100	577	664	1,190	1,228
Other borrowings	138	293	370	697

Total interest expense	2,036	2,427	4,539	4,756

Net interest income before provision for possible loan losses	11,140	9,842	21,087	19,409

Provision for possible loan losses	16,100	2,700	21,300	4,810

Net interest (loss) / income after provision for possible loan losses	(4,960)	7,142	(213)	14,599

Non Interest Income
Fees and service charges	614	752	1,239	1,464
(Loss) / gain on sale of investment securities	(97)	-	(97)	122
Gain / (loss) on sale of OREO	62	(104)	62	(131)
Gain on sale of furniture fixtures and equipment	58	-	58	-
Gain on sale of SBA loans	209	-	209	-
Gain on extinguishment of debt	1,700	-	1,700	-
Other	1,067	852	2,028	1,705

Total non interest income	3,613	1,500	5,199	3,160

Non Interest Expenses
Salaries and employee benefits	4,351	3,745	8,729	7,548
Equipment	370	376	698	701
Occupancy	941	826	1,874	1,678
Other	3,166	3,067	6,393	5,512

Total non interest expenses	8,828	8,014	17,694	15,439

(Loss) / income before provision for income taxes	(10,175)	628	(12,708)	2,320

(Benefit) / provision for income taxes	(4,340)	121	(5,534)	711

Net (loss) / income	(5,835)	507	(7,174)	1,609

Dividends and accretion on preferred stock	353	250	704	261

Net (loss) / income applicable to common shareholders	$(6,188)	$257	$(7,878)	$1,348

(Loss) / Earnings Per Common Share
Basic	$(0.55)	$0.03	$(0.83)	$0.17
Diluted	$(0.55)	$0.03	$(0.83)	$0.17

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

							Accumulated
		Common Stock		Additional			Other	Total
	Preferred	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Shares	Amount	Capital	Income	Earnings	Income/(loss)	Equity
Balance, December 31, 2009	$19,431	7,771,952	$48,747	$3,242		$13,407	$(1,076)	$83,751

Issuance of 52,088 shares of Series B preferred stock	52,408							52,408
Conversion of Series B preferred stock to common stock	(52,408)	17,279,995	52,408					-
Issuance of 1,189,538 shares of Series C preferred stock	3,608							3,608
Accretion on Series A preferred stock	179					(179)		-
Dividends paid on preferred stock						(262)		(262)
Accrued dividends on preferred stock						(263)		(263)
Exercise of stock options		11,260	42					42
Share-based compensation expense				188				188
Retirement of restricted share awards		(525)
Comprehensive income:
Net loss					$(7,174)	(7,174)		(7,174)
Unrealized security holding gains (net of $695 tax)					995		995	995
Realized loss on sale of securities (net of $40 tax benefit)					57		57	57

Total comprehensive loss					$(6,122)

Balance, June 30, 2010	$23,218	25,062,682	$101,197	$3,430		$5,529	$(24)	$133,350

Balance, December 31, 2008	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of 21,000 shares of Series A
Senior preferred stock and common stock warrant	19,152			1,848				21,000
Accretion on Series A preferred stock	101					(101)		-
Dividends paid on preferred stock						(160)		(160)
Exercise of stock options (including $9 excess tax benefit from exercise of stock options)		10,050	46					46
Share-based compensation expense				184				184
Retirement of restricted share awards		(1,575)
Comprehensive income:
Net income					$1,609	1,609		1,609
Unrealized security holding losses (net of $1,027 tax benefit)					(1,469)		(1,469)	(1,469)
Realized gains on sale of securities (net of $50 tax)					72		72	72

Total comprehensive income					$212

Balance, June 30, 2009	$19,253	7,761,553	$48,695	$3,087		$22,768	$(2,489)	$91,314

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the six month periods
	ended June 30,
(dollars in thousands)	2010	2009

Cash flows from operating activities:
Net (loss) / income	$(7,174)	$1,609
Adjustments to reconcile net income to net cash provided / (used) by operating activities:
Depreciation and amortization	638	547
Provision for possible loan losses	21,300	4,810
Amortization of premiums / discounts on investment securities, net	591	29
Amortization of intangible assets	257	525
Share-based compensation expense	188	184
Loss / (gain) on sale of available for sale securities	97	(122)
Gain on extinguishment of debt	(1,700)	-
Decrease / (increase) in loans held for sale	58	(3,753)
Net increase in bank owned life insurance	(262)	(212)
(Increase) / decrease in deferred tax asset	(9,356)	12
(Gain) / loss on sale of other real estate owned	(62)	73
Write-downs on other real estate owned	205	131
Increase in other assets	(4,464)	(7,799)
Increase in other liabilities	270	822
Excess tax benefit related to share-based compensation expense	-	(9)

NET CASH PROVIDED / (USED) IN OPERATING ACTIVITIES	586	(3,153)

Cash flows from investing activities:
Purchase of securities, available for sale	(83,443)	(38,553)
Sale of available for sale securities	2,197	4,762
Maturities and calls of available for sale securities	338	1,136
Proceeds from principal reductions and maturities of available for sale securities	10,283	5,410
Purchase of Federal Home Loan Bank stock	-	(705)
Redemption of Federal Home Loan Bank stock	217	-
Decrease / (increase) in loans, net	16,198	(21,991)
Allowance for loan and lease loss recoveries	1,640	22
Purchase of property, premises and equipment, net	(269)	(578)
Proceeds from sale of other real estate owned	837	2,863

NET CASH USED IN INVESTING ACTIVITIES	(52,002)	(47,634)

Cash flows from financing activities:
Increase in deposits, net	20,368	100,468
Proceeds from Federal Home Loan Bank borrowing	-	75,000
Repayments of Federal Home Loan Bank borrowing	-	(119,000)
Decrease in repurchase agreements	-	(2,796)
Decrease in junior subordinated debentures	(3,455)	-
Excess tax benefit related to share-based compensation expense	-	9
Proceeds from exercise of stock options	42	37
Cash dividends paid	(262)	(160)
Proceeds from issuance of preferred stock and common stock warrants, net	56,016	21,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,709	74,558

Net increase in cash and cash equivalents	21,293	23,771

Cash and cash equivalents, beginning of period	40,738	24,571

Cash and cash equivalents, end of period	$62,031	$48,342

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$4,692	$4,836
Income taxes paid	$3,125	$220

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$1,787	$(2,374)
Loans transferred to OREO or foreclosed collateral	$4,987	$8,403
Preferred stock dividends declared not paid	$263	$-

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bank (“the Bank”).  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain amounts in the consolidated financial statements for the year ended December 31, 2009 and for the three and six months ended June 30, 2009 may have been reclassified to conform to the presentation of the consolidated financial statements in 2010.

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

Events or transactions that provided evidence about conditions that did not exist at June 30, 2010, but arose before the financial statements were available to be issued have not been recognized in the financial statements as of and for the periods ended June 30, 2010.  Based on all currently available information, the Company is not aware of any such events.  Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at June 30, 2010 have been recognized in these consolidated financial statements.

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

Heritage Oaks Bancorp | - 8 -

Notes to Consolidated Financial Statements

The following table sets forth the amortized cost and fair values of investment securities available for sale at June 30, 2010 and December 31, 2009:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2010	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$104	$-	$(4)	$100
Mortgage backed securities
Agency	146,080	1,330	(444)	146,966
Non-agency	19,095	909	(2,271)	17,733
Obligations of state and political subdivisions	27,557	576	(137)	27,996
Other securities	109	-	-	109

Total	$192,945	$2,815	$(2,856)	$192,904

As of December 31, 2009
Obligations of U.S. government agencies	$108	$-	$(4)	$104
Mortgage-backed securities
Agency	78,203	619	(872)	77,950
Non-agency	21,935	1,184	(2,966)	20,153
Obligations of state and political subdivisions	22,653	421	(210)	22,864
Other securities	109	-	-	109

Total	$123,008	$2,224	$(4,052)	$121,180

During the six months ended June 30, 2010 the Bank purchased approximately $83.4 million in investment securities.  Sales of investments totaled approximately $2.2 million.  In connection with these sales, the Bank recognized an aggregate pre-tax loss of $0.1 million.  Sales of investment securities during the first six months of 2009 totaled approximately $4.8 million.  Gains recognized in connection with those sales totaled approximately $0.1 million.  Principal pay-downs on mortgage related securities totaled approximately $10.3 million during the first six months of 2010.

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

During the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several non-agency whole loan collateralized mortgage obligations (“CMOs”) in the investment portfolio for other than temporary impairment (“OTTI”).  These securities were in a net unrealized loss position for more than 12 months, were downgraded to below investment grade status, and had been experiencing increases in delinquency and default rates for a period of at least 12 months.  The Company’s review of these securities was performed under FASB ASC 320, which includes new guidance the Company was required to adopt on January 1, 2009 in evaluating investments for other than temporary impairment.  OTTI is considered to have occurred: (1) if the Company intends to sell the related securities; (2) if it is “more likely than not” the Company will be required to sell the securities before recovery of its amortized cost basis; or (3) the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis of the securities.

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

Heritage Oaks Bancorp | - 9 -

Notes to Consolidated Financial Statements

The results of the Company’s Q4 2009 evaluation of several non-agency whole loan CMOs indicated there was OTTI on four holdings in the investment portfolio as of December 31, 2009.  The gross unrealized loss on these holdings at the time impairment was determined was approximately $2.0 million.  The Company’s analysis indicated that approximately $0.4 million of these losses were credit related, while approximately $1.6 million were related to all other factors, including general market conditions.  These amounts were recorded in the Company’s consolidated financial statements during the fourth quarter of 2009.  As of June 30, 2010 the remaining book balance of these securities was approximately $3.9 million, compared to the $5.4 million reported at December 31, 2009.  During the second quarter of 2010 the Bank sold one of the four securities mentioned above in an effort to take advantage of current, more favorable, market pricing during the second quarter.  The Bank recognized a loss of approximately $150 thousand on the sale of this security. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

The Company’s evaluations of non-agency whole loan CMOs, with the assistance of an independent third party, compile relevant collateral details and performance statistics on a security-by-security basis.  These evaluations also include assumptions about prepayment rates, future delinquencies, and loss severities based on the underlying collateral characteristics, and vintage.  Additionally, evaluations include consideration of actual recent collateral performance, the structuring of the security, including the Company’s position within that structure, and expectations of relevant market and economic data as of the end of the reporting period.  Assumptions made concerning the items listed above allow the Company to then derive an estimate for the net present value of each security’s expected future cash flows.  This amount is then compared to the amortized cost of each security to determine the amount of any possible credit loss.

As of June 30, 2010, net unrealized losses on non-agency CMOs within the Bank’s investment portfolio totaled approximately $1.4 million compared to $1.8 million reported at December 31, 2009 and were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads relating to the continued uncertainty in financial markets, rather than to credit risk.  Current characteristics of each security owned, such as delinquency rates, foreclosure levels, credit enhancements, and projected losses, are reviewed periodically by Management.   Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell these investments and it is not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired as of June 30, 2010.  However, it is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, further significantly weakened economic conditions, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further uncertainty and illiquidity in the financial markets.

As of June 30, 2010, the Company believes that unrealized losses on all other mortgage related securities such as agency securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government.  As of June 30, 2010, the Company does not believe unrealized losses related to these securities are other than temporary.

The following table provides a roll forward as of June 30, 2010 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.  The Company did not record any OTTI on investment securities during the three and six months ended June 30, 2010.

		OTTI Related to
	OTTI Related	All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, December 31, 2009	$372	$1,584	$1,956
Charges on securities for which OTTI was not previously recognized	-	-	-
Realized losses for securities sold	(45)	(70)	(115)

Balance, June 30, 2010	$327	$1,514	$1,841

Heritage Oaks Bancorp | - 10 -

Notes to Consolidated Financial Statements

The following table provides a summary of investment securities in an unrealized loss position as of June 30, 2010 and December 31, 2009:

	Securities In A Loss Position
	For Less Than 12 Months		For 12 Months or More		Total
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2010	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies and corporations	$-	$-	$100	$(4)	$100	$(4)
Mortgage-backed securities
Agency	60,479	(444)	76	-	60,555	(444)
Non-agency	-	-	10,054	(2,271)	10,054	(2,271)
Obligations of state and political subdivisions	5,902	(124)	139	(13)	6,041	(137)

Total	$66,381	$(568)	$10,369	$(2,288)	$76,750	$(2,856)

As of December 31, 2009
Obligations of U.S. government agencies	$-	$-	$104	$(4)	$104	$(4)
Mortgage backed securities
Agency	38,625	(870)	357	(2)	38,982	(872)
Non-agency	-	-	11,618	(2,966)	11,618	(2,966)
Obligations of state and political subdivisions	6,012	(210)	-	-	6,012	(210)

Total	$44,637	$(1,080)	$12,079	$(2,972)	$56,716	$(4,052)

At June 30, 2010, the Bank owned ten Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $19.1 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Bank owns with the exception of one mezzanine bond (subordinate).  At June 30, 2010, six bonds with an aggregate fair value of $9.8 million are deemed to be non-investment grade. All six of these bonds are in senior or super senior tranche positions of their respective bond structures, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support.

The Bank continues to perform regular extensive analyses, quarterly, on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of June 30, 2010, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

Heritage Oaks Bancorp | - 11 -

Notes to Consolidated Financial Statements

Note 3.  Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of June 30, 2010 compared to December 31, 2009:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Real Estate Secured
Multi-family residential	$18,911	$20,631
Residential 1 to 4 family	29,476	25,483
Home equity lines of credit	30,541	29,780
Commercial	351,598	337,940
Farmland	13,032	13,079
Commercial
Commercial and industrial	144,928	157,270
Agriculture	16,071	17,698
Other	246	238
Construction
Single family residential	9,501	15,538
Single family residential - Spec.	2,750	3,400
Tract	-	2,215
Multi-family	1,883	2,300
Hospitality	-	14,306
Commercial	31,398	27,128
Land	39,356	52,793
Installment loans to individuals	7,232	8,327
All other loans (including overdrafts)	253	553

Total loans, gross	697,176	728,679

Deferred loan fees	1,698	1,825
Allowance for loan losses	22,134	14,372

Total loans, net	$673,344	$712,482

Loans held for sale	$9,429	$9,487

Concentration of Credit Risk

At June 30, 2010, approximately $528.4 million or 75.8% of the Bank’s loan portfolio was collateralized by various forms of real estate, this represents a decrease of approximately $16.1 million when compared to that reported at December 31, 2009. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by industry and project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

At June 30, 2010, the Bank was contingently liable for letters of credit accommodations made to its customers totaling approximately $15.7 million and un-disbursed loan commitments in the approximate amount of $119.2 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Bank currently anticipates no losses as a result of such transactions.  For more detailed information on concentrations of credit risk, please refer to “Loans” of “Financial Condition” under “Management’s Discussion and Analysis of Results and Operations” contained within this document.

Heritage Oaks Bancorp | - 12 -

Notes to Consolidated Financial Statements

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans was $15.1 million and $16.3 million at June 30, 2010 and December 31, 2009, respectively.

The Bank originates SBA loans for sale to governmental agencies and institutional investors.  At June 30, 2010 and December 31, 2009, the unpaid principal balance of SBA loans serviced for others totaled $6.6 million and $4.4 million, respectively.  In accordance with ASC 860, the Bank recognized approximately $0.2 million in gains on the sale of SBA loans for the three and six months ended June 30, 2010.  The Bank also recorded approximately $31 thousand and $79 thousand in servicing assets related to the sale of SBA loans during the three and six months ended June 30, 2010.  These servicing assets are recoded initially at fair value and will be amortized in proportion to and over the period of estimated net servicing income associated with each SBA loan for which the Bank provides servicing.
The following table provides a reconciliation of the change in net SBA servicing assets for the three and six months ended June 30, 2010:

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Beginning balance	$29	$(18)	$(19)	$(18)
Additions	31	-	79	-
Disposals	-	-	-	-
Amortization	(1)	-	(1)	-

Ending balance	$59	$(18)	$59	$(18)

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

The accounting guidance provided under ASC 860 has impacted the way the Bank accounts for the sale of SBA loans.  The terms contained in certain participation and loan sale agreements, specifically those that relate to the sale of SBA loans, are outside the control of the Company.  These sales agreements contain recourse provisions (generally 90 days) that initially require the Bank to account for the transfer of a portion of these financial assets as secured borrowing, until such time that the recourse provision expires.  Once the recourse provision expires, transfers of a portion of these financial assets are re-evaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, the Bank will report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met.

Heritage Oaks Bancorp | - 13 -

Notes to Consolidated Financial Statements

Impaired Loans

The following provides a summary of the Bank’s investment in impaired loans, the corresponding valuation allowance for such loans, and income recognized thereon as of June 30, 2010 and 2009:

	June 30,	December 31,
(dollar amounts in thousands)	2010	2009
Non-accruing loans	$35,066	$38,170
Loans 90 days or more past due and still accruing	-	151
Troubled debt restructurings	10,731	9,703

Total impaired loans	$45,797	$48,024

Impaired loans with a valuation allowance	$7,482	$6,155
Valuation allowance related to impaired loans	$2,408	$852
Impaired loans without a valuation allowance	$38,315	$41,869

Average recorded investment in impaired loans	$51,450	$32,781
Cash receipts applied to reduce principal balance	$9,772	$7,042

The provisions of U.S. GAAP permit the valuation allowances reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because all of the loans currently identified as impaired have unique risk characteristics, valuation allowances the Bank has recorded were determined on a loan-by-loan basis.

Loans the Company considers to be impaired totaled approximately $45.8 million and $48.0 million at June 30, 2010 and December 31, 2009, respectively.  The Company classifies all non-accruing loans, loans 90 days or more past due and still accruing as well as loans classified as troubled debt restructures as impaired.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have been approximately $1.0 million and $1.6 million higher during the three and six months ended June 30, 2010 compared to that reported for the same periods ended a year earlier.  The Company recognized approximately $0.2 million and $0.3 million in interest income on certain loans classified as impaired for the three and six months ended June 30, 2010.  This compares to $4 thousand and $8 thousand in interest income recognized on impaired loans for the same periods ended a year earlier.  Interest income recognition on impaired loans related exclusively to troubled debt restructurings (“TDRs”) that were performing under the modified terms of their respective loan agreements. It should be noted that a significant portion of the Company’s impaired loans were carried at fair value as of June 30, 2010, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

At June 30, 2010, approximately $14.7 million in loans were classified as TDRs of which approximately $4.0 million were non-accruing.  As of June 30, 2010 substantially all TDRs were evaluated based on the underlying collateral of the respective loans.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  Foregone interest related to TDRs totaled approximately $35 thousand and $77 thousand for the three and six months ended June 30, 2010.  This compares to the $7 thousand and $9 thousand reported in the same three and six month periods ended a year earlier.

Allowance for Loan Losses

An allowance for loan losses has been established by Management to provide for those loans that may not be repaid in their entirety for a variety of reasons.  The allowance is maintained at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The provision for loan losses is based upon past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.  Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by Management to be uncollectible.

Heritage Oaks Bancorp | - 14 -

Notes to Consolidated Financial Statements

The following table provides a summary for the activity in the allowance for loan losses during the periods indicated:

	For the three months ended		For the six months ended		For the year ended
	June 30,		June 30,		December 31,
(dollars in thousands)	2010	2009	2010	2009	2009
Balance at beginning of period	$18,559	$10,429	$14,372	$10,412	$10,412
Provision expense	16,100	2,700	21,300	4,810	24,066
Loans charged-off
Commercial real estate	2,583	-	2,583	-	339
Farmland	235	-	235	-	-
Residential 1-4 family	282	-	282	-	558
Commercial and industrial	7,869	942	8,818	1,225	5,816
Agriculture	1,209	-	1,209	-	2,224
Construction	525	415	988	1,821	2,218
Land	956	681	956	991	8,886
Other	9	4	107	101	163

Total charge-offs	13,668	2,042	15,178	4,138	20,204

Recoveries of loans previously charged off	1,143	19	1,640	22	98

Balance at end of period	$22,134	$11,106	$22,134	$11,106	$14,372

During the three and six months ended June 30, 2010, the Company made provisions for loan losses in the amount of $16.1 million and $21.3 million, respectively. This when compared to the $2.7 million and $4.8 million reported for the same periods ended a year earlier, represents an increase of approximately $13.4 million and $16.5 million, respectively.  Elevated provision expenses are reflective of, among other things, additional loan balances charged-off during the first six months of 2010, continued weakness in local, state and national economic conditions, the number and dollar volume of loans placed on non-accruing status when compared to historical periods and the downgrade of certain credits within the loan portfolio.

Note 4.  Other Real Estate Owned (“OREO”)

The following table provides a summary of the change in the balance of OREO for the periods indicated below:

	For the three months ended		For the six months ended		For the year ended
	June 30,		June 30,		December 31,
(dollar amounts in thousands)	2010	2009	2010	2009	2009
Beginning balance	$741	$2,893	$946	$1,337	$1,337
Additions	4,987	6,655	4,987	8,403	9,595
Dispositions	(775)	(2,879)	(775)	(2,998)	(8,521)
Write-downs	-	-	(205)	(73)	(1,465)

Ending balance	$4,953	$6,669	$4,953	$6,669	$946

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

Heritage Oaks Bancorp | - 15 -

Notes to Consolidated Financial Statements

In the fourth quarter of 2009, the Company performed an in depth analysis of its DTA to determine if the current carrying value of the DTA would be realized in future periods.  Based on the Company’s analysis and all currently available information, the Company believes that as of June 30, 2010 the carrying value of the DTA can be supported and that a valuation allowance is not necessary at this time.

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

Because the amount of equity issued in the Company’s March 2010 private placement triggered an ownership change under Section 382, our ability to use the net operating loss carry-forwards and certain “built-in” losses existing at the time of the deemed change in ownership to offset future income may be substantially limited.  Therefore, the Company may incur higher than anticipated income tax expense in future periods and / or may not fully realize portions of its DTA subject to the Section 382 limitation.

Note 6.  Earnings / (Loss) Per Share

Basic earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009.  U.S. GAAP prohibits the computation of diluted earnings / (loss) per share from assuming exercise or issuance of securities that would have an anti-dilutive effect on earnings per share.  As a result, the outstanding shares from the potential exercise of share-based compensation awards and the warrant issued to the U.S. Treasury were not included in the calculation of diluted earnings / (loss) per share for the three and six months ended June 30, 2010.

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings / (loss) per share for the three and six months ended June 30, 2010 and 2009:

	For the three months ending,
	June 30, 2010		June 30, 2009
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) / income	$(5,835)		$507
Dividends and accretion on preferred stock	(353)		(250)

Net (loss) / income applicable to common shareholders	$(6,188)		$257

Weighted average shares outstanding		11,250,989		7,696,027

Basic (loss) / earnings per common share	$(0.55)		$0.03

Dilutive effect of share-based compensation awards		-		94,681
Dilutive effect of common stock warrant		-		76,254
Dilutive effect of mandatorily convertible preferred stock		-		-

Weighted average diluted shares outstanding		11,250,989		7,866,962

Diluted (loss) / earnings per common share	$(0.55)		$0.03

Heritage Oaks Bancorp | - 16 -

Notes to Consolidated Financial Statements

	For the six months ending,
	June 30, 2010		June 30, 2009
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) / income	$(7,174)		$1,609
Dividends and accretion on preferred stock	(704)		(261)

Net (loss) / income applicable to common shareholders	$(7,878)		$1,348

Weighted average shares outstanding		9,492,421		7,692,765

Basic (loss) / earnings per common share	$(0.83)		$0.17

Dilutive effect of share-based compensation awards		-		85,606
Dilutive effect of common stock warrant		-		-
Dilutive effect of mandatorily convertible preferred stock		-		-

Weighted average diluted shares outstanding		9,492,421		7,778,371

Diluted (loss) / earnings per common share	$(0.83)		$0.17

Note 7.  Recent Accounting Pronouncements

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does change recognition or measurement of the allowance for loan losses. The provisions under this statement are effective for interim and annual reporting periods beginning after December 15, 2010.

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.”  ASU No. 2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, specifically those loans acquired and accounted for in the aggregate as a pool. As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The Company is required to adopt the provisions of this ASU in its first interim period beginning after July 15, 2010.  The Company does not currently believe the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2010, the Financial FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and disclosure Requirements.”  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated.  Removal of the disclosure requirement did not have an effect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

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

Heritage Oaks Bancorp | - 17 -

Notes to Consolidated Financial Statements

In December 2009, FASB issued an accounting standard incorporated into Accounting Standards Codification (“ASC”) 860.  This update codifies SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140,” which was previously issued by the FASB in June 2009 but was not included in the original codification.  This update to ASC 860 creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for all annual and interim reporting periods beginning after November 15, 2009.  Under this standard, in order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest: (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and de-recognition of the asset is not appropriate.  Rather the transaction is accounted for as a secured borrowing arrangement. The impact to certain transactions such as the sale of SBA loans or certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans) and liabilities (other borrowings).  The terms contained in certain participation and loan sale agreements are outside the control of the Company and largely relate to Small Business Administration (“SBA”) loan sales.  These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting.  However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, The Company will report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude de-recognition of the assets transferred.  The Company adopted this accounting standard on January 1, 2010 and does not currently believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

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

Heritage Oaks Bancorp | - 18 -

Notes to Consolidated Financial Statements

Note 8.  Share-Based Compensation

As of June 30, 2010, the Company had two share-based employee compensation plans, which are more fully described in Note 15 of the consolidated financial statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009. These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”  Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date.  For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards, the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term.  The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

The share-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands except share and per share data)	2010	2009	2010	2009
Share-based compensation expense:
Stock option expense	$45	$42	$92	$86
Restricted stock expense	44	52	96	98

Total share-based compensation expense	89	$94	188	$184

Total share-based compensation expense, net of tax	$56	$57	$119	$113

Diluted shares outstanding	11,250,989	7,866,962	9,492,421	7,778,371
Impact on diluted earnings per share	$-	$0.007	$-	$0.015

Unrecognized compensation expense:
Stock option expense	$158	$258
Restricted stock expense	133	368

Total unrecognized share-based compensation expense	$291	$626

Total unrecognized share-based compensation expense, net of tax	$203	$380

At June 30, 2010, there was a total of $158 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 1.5 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at June 30, 2010 was $133 thousand. That expense is expected to be recognized over the next 0.7 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2010).  The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock.  There was no aggregate intrinsic value associated with options that were exercised during 2010.   The pretax intrinsic value associated with options exercised in the second quarter of 2009 was approximately $22 thousand.

Heritage Oaks Bancorp | - 19 -

Notes to Consolidated Financial Statements

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year-to-date periods ended June 30, 2010 and 2009:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2010	440,738	$9.15
Granted	-	-
Exercised	(11,260)	3.73
Forfeited	-	-

Options outstanding, June 30, 2010	429,478	$9.29	3.95	$980

Exercisable at June 30, 2010	356,290	$9.54	3.02	$980

Options outstanding, January 1, 2009	408,830	$9.34
Granted	30,324	4.81
Exercised	(10,050)	3.73
Forfeited	-	-

Options outstanding, June 30, 2009	429,104	$9.15	4.34	$288

Exercisable at June 30, 2009	347,172	$8.92	3.28	$245

The Company did not grant any options during the three and six months ended June 30, 2010.  During the first quarter of 2009 the Company granted 25,000 options to various non-management members of the Company’s Board of Directors.  The Company also granted 5,324 options to one other individual during the second quarter of 2009.  The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first six months of 2009:

2009
Expected volatility	42.26%
Expected term (years)	10
Dividend yield	0.00%
Risk free rate	2.84%

Weighted-average grant date fair value	$2.74

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

Heritage Oaks Bancorp | - 20 -

Notes to Consolidated Financial Statements

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At June 30, 2010, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

Heritage Oaks Bancorp | - 21 -

Notes to Consolidated Financial Statements

Other Real Estate Owned and Foreclosed Collateral

Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category.  The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or Management’s estimation of value.  When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2 assets.  When appraised values are not available, there is no observable market price for similar assets, or Management determines the fair value of the asset is further impaired below appraised values or observable market prices, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3 assets.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$100	$-	$100
Mortgage backed securities
Agency	-	146,966	-	146,966
Non-agency	-	17,733	-	17,733
Obligations of state and political subdivisions	-	27,241	755	27,996
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$192,149	$755	$192,904

As of December 31, 2009
Assets
Obligations of U.S. government agencies	$-	$104	$-	$104
Mortgage backed securities
Agency	-	77,950	-	77,950
Non-agency	-	20,153	-	20,153
Obligations of state and political subdivisions	-	22,127	737	22,864
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$120,443	$737	$121,180

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the six months ended June 30, 2010:

			Purchases,
	Balance as of	Gains / (Losses)	Issuances, and	Balance as of
(dollars in thousands)	December 31, 2009	Included in OCI (1)	Settlements	June 30, 2010
Obligations of state and political subdivisions	$737	$18	$-	$755

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

Heritage Oaks Bancorp | - 22 -

Notes to Consolidated Financial Statements

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of June 30, 2010:
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains (Losses)
Assets
Impaired loans	$-	$43,389	$-	$43,389	$(1,547)
Loans held for sale	-	9,429	-	9,429	-
Other real estate owned	-	4,953	-	4,953	(36)
Goodwill	-	-	11,049	11,049	-

Total assets measured on a non-recurring basis	$-	$57,771	$11,049	$68,820	$(1,583)

As of December 31, 2009
Assets
Impaired loans	$-	$47,172	$-	$47,172	$(20,204)
Loans held for sale	-	9,487	-	9,487	-
Other real estate owned	-	946	-	946	(1,496)
Goodwill	-	-	11,049	11,049	-

Total assets measured on a non-recurring basis	$-	$57,605	$11,049	$68,654	$(21,700)

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

Heritage Oaks Bancorp | - 23 -

Notes to Consolidated Financial Statements

The following table provides a summary of the estimated fair value of financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$62,031	$62,031	$40,738	$40,738
Interest bearing deposits	119	119	119	119
Investments and mortgage-backed securities	192,904	192,904	121,180	121,180
Federal Home Loan Bank stock	5,611	5,611	5,828	5,828
Loans receivable, net of deferred fees and costs	695,478	692,214	726,854	731,045
Loans held for sale	9,429	9,429	9,487	9,487
Bank owned life insurance	12,811	12,811	12,549	12,549
Accrued interest receivable	3,701	3,701	3,639	3,639

Liabilities
Non-interest bearing deposits	182,846	182,846	174,635	174,635
Interest bearing deposits	612,987	613,773	600,830	596,782
Federal Home Loan Bank advances	65,000	65,056	65,000	65,180
Junior subordinated debentures	8,248	7,660	13,403	12,390
Accrued interest payable	437	437	590	590

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$135,411	$1,354	$169,578	$1,696

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

Heritage Oaks Bancorp | - 24 -

Notes to Consolidated Financial Statements

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At June 30, 2010, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

It is also important to note that net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Series A Senior Preferred Stock and any dividends accrued and paid from retained earnings on the Series A Senior Preferred Stock.  For the three and six months ended June 30, 2010, dividends and accretion on the Series A Senior Preferred Stock totaled approximately $0.7 million.  Additionally, the Company is subject to certain limitations during its participation in the CPP including:

•	The requirement to obtain consent from the U.S. Treasury for any proposed increases in common stock dividends prior to the third anniversary date of the preferred equity issuance.

Heritage Oaks Bancorp | - 25 -

Notes to Consolidated Financial Statements

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

In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result the Company accrued for but did not pay approximately $0.3 million in dividends on its Series A Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.

For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of these consolidated financial statements.

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, which then closed during the second quarter of 2010.  Total gross proceeds raised in the private placement were approximately $60.0 million.

In June 2010, the Company received shareholder approval to convert all outstanding shares of Series B Preferred Stock to common stock and as a result the Company issued 17,279,995 shares of common stock in June 2010.

Series C Preferred Stock is a non-voting class of stock substantially similar in priority to the common stock of the Company, except for a liquidation preference over the Company’s common stock.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party. The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.

It should be noted that two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors has also has Board nomination rights.

Note 12.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the "Order") to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and have taken actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed above which, following a contribution of a portion of the proceeds to the Bank, brought the Bank into compliance with the capital requirements of the Order.  Additionally, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010.

Heritage Oaks Bancorp | - 26 -

Notes to Consolidated Financial Statements

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

Under the Order, the Bank is required to take certain measures as more fully discussed below.  At June 30, 2010, the Bank believes it is in compliance with all components of the Order.

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

•
Pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors or to employ any new senior executive officer, and must conduct an independent study of management and personnel structure of the Bank. A consultant was retained to complete the required management study. The Bank is in compliance with the Order’s timelines for completion of such study and implementation by the Board of a plan to address the findings of such study.  As part of the capital raise, the Company and Bank received regulatory approval to add as a director of both the Bank and Company one of the principals of the investor in the transaction that owns approximately 14.4% of the outstanding voting shares of the Company.   The addition of a director to the Company’s Board of Directors  required an amendment to the Company’s bylaws to increase the range of the size of the board.  The Company’s shareholders approved such an amendment at the June 10, 2010 Shareholder Meeting and the director was added to the Company’s Board effective June 23, 2010.

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

•
The Order further requires the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provisions of approximately $19.3 million in the third and fourth quarters of 2009 and increased the ALLL by a net $4.2 million in the first quarter of 2010.  The Bank has revised its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings.

Heritage Oaks Bancorp | - 27 -

Notes to Consolidated Financial Statements

•
With respect to classified assets as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order to reduce its level of assets classified as “Substandard” to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  At June 30, 2010, the Bank has met the requirement to reduce assets classified as “Substandard” as of the date of the ROE to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.

•
The Order requires that the Bank develop or revise, adopt and implement a plan, which must be approved by the FDIC and DFI, to reduce the amount of Commercial Real Estate loans extended, particularly focusing on reducing loans for construction and land development. At June 30, 2010, the Bank has reduced its concentrations for Commercial Real Estate and construction and land development to within guidelines acceptable by the Order. In addition, the Bank is to develop a plan for reducing the number of “watch list” credits to an acceptable level, and develop or revise its written lending and collection policies to provide more effective guidance and control over the Bank’s lending function.  At June 30, 2010, the Bank has in place a plan to comply with this provision of the Order.

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

•
The Order further requires the Bank to develop or revise, adopt and implement a revised liquidity policy, and to adopt a contingency funding plan to adequately address contingency funding sources and appropriately reduce contingency funding reliance on off-balance sheet sources.  The Bank has revised its current liquidity policy and contingency funding plan.

•
The Order also requires that the Bank prepare and submit a revised business plan, that is to include a comprehensive budget, and a 3 year strategic plan, and to further revise its investment policy.  The Bank has since prepared a comprehensive budget and revised the investment policy and is in the process of developing a revised business plan and 3 year strategic plan.

Written Agreement

On March 4, 2010, the Company entered into a written agreement with the FRB (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provides, among other things, that the Company shall not: declare or pay dividends without prior approval of the FRB, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities, incur, increase, or guarantee any debt.  The Company is currently in compliance with all requirements of the Written Agreement, including an update to its capital plan.  The Company has updated its cash flow projections for 2010 and has provided that information to the FRB.

The forgoing discussion of the Order and Written Agreement are qualified in their entirety by reference to the complete text of the Order and Written Agreement, which can be found on the Current Reports on Form 8-K filed March 10, 2010, and March 8, 2010, respectively.

Note 13.  Junior Subordinated Debentures

On June 8, 2010, the Company repurchased $5.0 million in face amount trust preferred securities issued by Heritage Oaks Capital Trust III, and the related $5.2 million junior subordinated debentures issued by the Company. The repurchase resulted in a pre-tax gain of approximately $1.7 million, recognized during the three months ended June 30, 2010. The repurchase was made pursuant to the non-objection of the Federal Reserve Bank of San Francisco and approval of the United States Treasury Department.

In the second quarter of 2010 the Company elected to defer interest payments on $8.2 million junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result the Company accrued for but did not pay approximately $42 thousand in interest payments on these debentures. For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of these consolidated financial statements.

Heritage Oaks Bancorp | - 28 -

Notes to Consol idated Financial Statements

In the second quarter of 2010 the Company elected to defer interest payments on $8.2 million junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco. As a result the Company accrued for but did not pay approximately $42 thousand in interest payments on these debentures. For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of these consolidated financial statements. For such time as the Company continues to the deferral of interest, it will be prevented from, among other things, paying dividends on its preferred and common stock.

Note 14.  Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Heritage Oaks Bancorp | - 29 -

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, from the national recession and the recent downturn in the California real estate market, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, as well as economic, political and global changes arising from the war on terrorism, increased profitability, continued growth, the Bank’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of Consent Order and Written Agreement issued by regulatory authorities having oversight of the Bank’s and Company’s operations, financial policies of the United States government and continued weakness in the real estate markets within which we operate. (Refer to the Company’s December 31, 2009 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Heritage Oaks Bancorp | - 30 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three and six month periods ending June 30, 2010 and 2009.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

In September 2007, the Company formed Heritage Oaks Capital Trust III (“Trust III”). Trust III is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  In June 2010 the Company re-purchased all the outstanding securities related to Trust III and plans to dissolve Trust III in the second half of 2010.

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

Heritage Oaks Bancorp | - 31 -

Management’s Discussion and Analysis

Executive Summary

For the three and six months ended June 30, 2010, the Company reported a net loss applicable to common shareholders of approximately $6.2 million and $7.9 million, respectively.  In the same periods ended a year earlier, the Company reported net income available to common shareholders of approximately $0.3 million and $1.3 million, respectively.  Net loss per diluted common share was ($0.55) for the second quarter of 2010, compared to net income of $0.03 per diluted common share in the same period ended a year earlier.  For the first six months of 2010, the net loss per diluted common share was ($0.83) compared to net income per diluted common share of $0.17 for the same period ended a year earlier.  Operating results for the second quarter and first six months of 2010 were negatively impacted by significantly higher provisions for loan losses when compared to that reported in the same periods a year earlier as well as increased non-interest expenses.  Increased provisions for loan losses can be attributed to several large write-downs incurred within the Bank’s commercial and industrial loan portfolio as well as the downgrade of certain large credits.  Higher non-interest expenses for the quarter and year to date periods ended June 30, 2010 are attributable to increases in salaries and benefits, occupancy costs, and FDIC insurance premiums.  Increases in salaries and benefits are attributable to the expansion of the Bank’s management team and special assets department.  Higher occupancy costs can be attributed to annual increases in rental costs as well as a reduction in sublease rental income associated with the relocation of one branch office.  Offsetting the negative impact of higher loan loss provisions and non-interest expenses was a $1.7 million pre-tax gain the Company recognized from the extinguishment of $5.0 million in junior subordinated debentures in June 2010.

During the second quarter of 2010 the Company’s shareholders approved the conversion of 56,160 shares of Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) into 17,280,000 shares of the Company’s common stock.  Series B Preferred Stock was issued in the Company’s March 2010 private placement, where the Company also issued 1,189,538 shares of Series C Convertible Perpetual Preferred Stock.  Total gross proceeds from the offering were approximately $60.0 million.  The additional capital will allow the Company to not only continue to work through asset quality issues, but will allow the Bank to further focus on building its core franchise.  For additional information regarding the Company’s March 2010 private placement, please see Note 11. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

Liquidity remained relatively strong during the second quarter of 2010, with a liquidity ratio, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities, of 30.83% compared to 30.94% and 20.50% reported at March 31, 2010 and December 31, 2009, respectively.  The proceeds from the March 2010 private placement in conjunction with a $20.4 million or 2.6% year to date increase in total deposits contributed significantly to the rise in on-balance sheet liquidity.

The following provides a summary of operating results for the three and six month periods ended June 30, 2010 and 2009:

•
For the three and six months ended June 30, 2010 interest income totaled approximately $13.2 million and $25.6 million.  This when compared to the same three and six month periods ended a year earlier, represents increases of approximately $0.9 million and $1.5 million, respectively.  Although the average balance of the loan portfolio increased by approximately $18.0 million and $27.2 million as of June 30, 2010 when compared to that reported for the same three and six month periods ended a year earlier, interest reversals associated with non-performing loans as well as the re-pricing and pay-down of certain higher yielding credits worked to offset any increase in the level of interest and fees earned on loans resulting from year over year growth in the loan portfolio.  Interest and fees on loans totaled approximately $11.4 million and $22.6 million for the three and six months ended June 30, 2010, essentially unchanged from that reported a year earlier.  Mitigating the impact that interest reversals had in interest income was an approximate $0.9 million and $1.5 million increase in interest earned on investments.  Increases within this category can be attributed in large part to the investment of excess liquidity stemming from significant year over year deposit growth as well as funds received in the Company’s March 2010 private placement.

•
For the three and six months ended June 30, 2010, interest expense totaled approximately $2.0 million and $4.5 million, respectively.  This when compared to the same three and six month periods ended a year earlier, interest expense declined approximately $0.4 million and $0.2 million, respectively.  Management’s continued focus of bringing down funding costs contributed significantly to the year over year declines within this category.  The cost of interest bearing deposits declined 40 and 27 basis points for the three and six month periods ended June 30, 2010 when compared to that reported for the same three and six month periods ended a year earlier.

•
Net interest income for the three and six months ended June 30, 2010 totaled approximately $11.1 million and $21.1 million.  Net interest income increased approximately $1.3 million and $1.7 million from that reported during the same three and six month periods ended a year earlier.  Year over year changes in net interest income can be attributed in large part to the items mentioned in the preceding paragraphs.

Heritage Oaks Bancorp | - 32 -

Management’s Discussion and Analysis

•
Non-interest income totaled approximately $3.6 million and $5.2 million for the three and six month periods ended June 30, 2010, representing an increase of approximately $2.1 million and $2.0 million, respectively when compared to the same periods ended a year earlier.  As previously mentioned, the Company recognized a $1.7 million pre-tax gain on the extinguishment of $5.0 million in junior subordinated debentures during the second quarter of 2010, which was a primary driver behind the increase within this category.  Excluding the impact of the gain from the extinguishment of debt, non-interest income increased approximately $0.4 million and $0.3 million for the three and six month periods ended June 30, 2010.  Increases in debit card interchange income as well as higher mortgage origination fees in conjunction with gains the Bank recognized on the sale of OREO properties, certain fixed assets and SBA loans helped to offset declines in service charge income.  For more information related to non-interest income, please see “Non-Interest Income” of this Discussion and Analysis.

•
Non-interest expense totaled approximately $8.8 million and $17.7 million for the three and six months ended June 30, 2010, respectively.  This when compared to that reported for the same three and six month periods ended a year earlier represents an increase of approximately $0.8 million and $2.3 million, respectively.  As previously mentioned, the year over year rise in non-interest expenses can be attributed to higher salaries and employee benefits associated with the expansion of the Bank’s management team and special assets department.  Increases within this category can also be attributed to higher occupancy costs stemming from annual increases in rental costs as well as a reduction in sublease rental income associated with the relocation of one branch office.  Higher regulatory assessment costs associated with higher FDIC deposit insurance premiums contributed further to the year over year rise in non-interest expenses.  Partially offsetting these increases was an approximate $0.1 million and $0.3 million decline in scheduled CDI amortization for the three and six month periods ended June 30, 2010, respectively.  For more information related to non-interest expenses, please see “Non-Interest Expenses” of this Discussion and Analysis.

•
For the three and six months ended June 30, 2010 the Company’s efficiency ratio was 68.86% and 72.65%, respectively.  This compares to the 70.02% and 68.38% reported for the same periods ended a year earlier. Management remains focused on cost controls in an effort to mitigate the rise in non-interest expenses primarily resulting from asset quality issues and the need to effectively manage them in the current environment.

The following provides a summary for significant year to date changes in financial condition balances as of June 30, 2010:

•
At June 30, 2010, gross loan balances were approximately $697.2 million, approximately $31.5 million or 4.3% lower than that reported at December 31, 2009.  Contributing to the year to date decline in loan balances was the receipt of approximately $9.7 million in principal payments on non-accruing loans, $5.0 million in transfers to OREO and $15.2 million in charge-offs. The year to date decline in gross loans can also be attributed to several large pay-downs during the first six months of 2010 in conjunction with scheduled amortization of balances in the absence of significant new loan originations. The lower volume of loan originations relative to historical periods can be attributed in part to lower demand for certain types of credit as well as the Bank becoming more selective with respect to the types of loans it chooses to originate.  See also “Loans” under “Financial Condition” of this Discussion and Analysis for additional information regarding the Bank’s loan portfolio.

•
At June 30, 2010, total deposits were approximately $795.8 million, approximately $20.4 million or 2.6% higher than that reported at December 31, 2009.  Deposits, exclusive of brokered deposits were approximately $794.7 million or $30.5 million higher than that reported at December 31, 2009.  Increases in core deposit balances allowed the Bank to rely less on brokered deposits for funding.  At June 30, 2010 brokered deposit balances totaled approximately $1.1 million and represented 0.1% of total deposits.  This compares to $11.2 million or 1.5% at December 31, 2009.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this Discussion and Analysis for information regarding the Bank’s deposit liabilities.

•
At June 30, 2010, borrowings from the FHLB were $65.0 million, unchanged from that reported at December 31, 2009.  The average rate paid on borrowings with the FHLB for the three and six months ended June 30, 2010 was 0.62% and 0.60%, respectively.  This compares to the 0.83% and 0.88% reported for the same three and six month periods ended a year earlier.

•
Investment securities totaled approximately $192.9 million, approximately $71.7 million greater than that reported at December 31, 2009.  The year to date increase in the portfolio can be attributed to purchases the Bank made to maximize the yield on earning assets in the absence of significant new loan originations.    For additional information on the Bank’s investment securities portfolio, please see “Investment Securities and Other Earning Assets” of this Discussion and Analysis.

Heritage Oaks Bancorp | - 33 -

Management’s Discussion and Analysis

•
Federal Funds sold and interest bearing due from balances totaled approximately $44.2 million at June 30, 2010, representing an increase of approximately $22.8 million over that reported at December 31, 2009.  Increased balances within this category are attributable in large part to approximately $20.4 million in deposit growth experienced during the first six months of 2010 as well as proceeds the Company received related to its March 2010 private placement.  See also “Investment Securities and Other Earning Assets” of this Discussion and Analysis for additional information regarding Federal Funds sold and interest bearing due from balances.

The following provides an overview of asset quality as of June 30, 2010:

•
At June 30, 2010, the balance of non-performing loans was approximately $35.1 million or $13.9 million and $3.3 million lower than that reported at March 31, 2010 and December 31, 2009, respectively.  As of June 30, 2010 the balance of non-performing loans as a percentage of total gross loans was 5.03% compared to the 6.78% and 5.26% reported as of March 31, 2010 and December 31, 2009, respectively.  Contributing to the year to date variance in non-performing loans was the approximate $30.4 million in loans placed on non-accruing status, the  receipt of approximately $9.7 million in principal payments on non-accruing balances, transfers to OREO totaling $5.0 million and charged-offs of approximately $15.2 million.  Contributing further to the year to date variance in non-accruing loans was the return of approximately $3.7 million in balances to accruing status following the Bank’s efforts to bring resolution to problem credits.  Please see “Non-Performing Assets” of this Discussion and Analysis for a more complete discussion of the loans the Bank has placed on non-accrual status.

•
At June 30, 2010, the allowance for loan losses totaled approximately $22.1 million, representing 3.17% of total gross loans.  This compares to the $14.4 million or 1.97% of total gross loans reported at December 31, 2009.  Provisions for loan losses during the three and six months ended June 30, 2010 totaled approximately $16.1 million and $21.3 million, respectively.  This represents an increase of approximately $13.4 million and $16.5 million from that reported for the same periods ended a year earlier.  See also “Provision for Loan Losses” of this Discussion and Analysis for a more complete discussion regarding loan loss provisions.

•
Charge-offs during the three and six month periods ended June 30, 2010 totaled approximately $13.7 million and $15.2 million, respectively.  Net charge-offs during the three and six month periods ended June 30, 2010 totaled approximately $12.5 million and $13.5 million, respectively.  Net charge-offs to average gross loans were 1.73% and 1.86% for the three and six month periods ended June 30, 2010, respectively.  This compares to 0.29% and 0.59% reported for the same three and six month periods ended a year earlier. Please see “Allowance for Loan Losses” of this Discussion and Analysis for additional information related to the charge-offs.

•
OREO balances totaled approximately $5.0 million at June 30, 2010, an increase of approximately $4.0 million from that reported at December 31, 2009.  As previously mentioned, the Bank transferred approximately $5.0 million to OREO in the first six months of 2010.  OREO dispositions totaled approximately $0.8 million and write-downs of OREO totaled $0.2 million in first six months of 2010.

Recent Developments

Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a joint Consent Order (the “Order”) to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and will continue to take all actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed below which, following a contribution of a portion of the proceeds to the Bank, the Bank was brought into compliance with the capital requirements of the Order.  Additionally, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. With the capital raise secured, the Company and Bank believe compliance with both the Order and Written Agreement has been achieved.

For additional information concerning the Order and the Written Agreement, please see Note 12. Regulatory Order and Written Agreement, of the consolidated financial statements filed on this Form 10-Q.  For the full text of the Order and Written Agreement, please also refer to the Company's current reports on Form 8-K regarding the Consent Order and Written Agreement which were filed with the Securities and Exchange Commission on March 10, 2010 and March 8, 2010, respectively.

Heritage Oaks Bancorp | - 34 -

Management’s Discussion and Analysis

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million. On June 8, 2010 the Company announced it had closed escrow on the sale of an additional $4.0 million in Series B Preferred Stock related to its March 2010 private placement.  Together with the proceeds raised from the initial offering, the Company raised a total of $60.0 million in gross proceeds.  Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in the private placement.  The total number of common shares issued in the conversion was 17,279,995. For additional information regarding the Company’s private placement, please see Note 11. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

Repurchase of Trust Preferred Securities

In June 2010 the Company announced it had used $3.3 million of the $4.0 million in proceeds received from the second closing of its March 2010 private placement to repurchase the $5.0 million in face amount trust preferred securities issued by Heritage Oaks Capital Trust III, and the related junior subordinated debentures issued by the Company. The repurchase resulted in a pre-tax gain of approximately of $1.7 million. The repurchase was made pursuant to the non-objection of the Federal Reserve Bank of San Francisco and approval of the United States Treasury Department. The Company intends to dissolve Heritage Oaks Capital Trust III in the second half of 2010.

Dividends and Stock Repurchases

During the first six months of 2010, the Company paid approximately $262 thousand in dividends on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP.  In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  See also Note 11. Preferred Stock, of the consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Series A Senior Preferred Stock.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.

The Company paid no dividends on or made repurchases of its common stock during the first six months of 2010 or all of 2009.

Heritage Oaks Bancorp | - 35 -

Management’s Discussion and Analysis

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08

Return on average assets	-2.32%	-0.56%	-1.43%	-2.30%	0.23%	0.54%	-0.63%	0.27%

Return on average equity	-17.35%	-5.70%	-15.27%	-22.54%	2.20%	6.04%	-6.93%	2.94%

Return on average common equity	-35.59%	-10.93%	-22.05%	-31.14%	1.44%	6.21%	-6.93%	2.94%

Average equity to average assets	13.36%	9.88%	9.35%	10.18%	10.68%	8.95%	9.06%	9.16%

Average common equity to average assets	6.91%	6.49%	7.14%	7.87%	8.26%	8.61%	9.06%	9.16%

Net interest margin	4.69%	4.43%	4.81%	4.34%	4.91%	5.03%	5.04%	5.18%

Efficiency ratio*	68.86%	76.88%	70.84%	95.12%	70.02%	66.71%	66.43%	64.40%

Average loans to average deposits	91.82%	93.67%	93.45%	98.20%	103.58%	112.39%	109.95%	111.54%

Net (loss) / income	$(5,835)	$(1,339)	$(3,416)	$(5,242)	$507	$1,102	$(1,254)	$534

Net (loss) / income available to common shareholders	$(6,188)	$(1,690)	$(3,767)	$(5,594)	$257	$1,091	$(1,254)	$534

(Loss) / Earnings Per Common Share:
Basic	$(0.55)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07
Diluted	$(0.55)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07
Outstanding Shares:
Basic	11,250,989	7,717,194	7,704,060	7,699,377	7,696,027	7,689,317	7,660,342	7,709,600
Diluted	11,250,989	7,717,194	7,704,060	7,699,377	7,866,962	7,824,377	7,660,342	7,798,321

* The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on the sale of investment securities, other real estate owned, SBA loans and extinguishment of debt.

Local Economy

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 267,000, 85,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities and destinations including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.  However, the abundant tourism that has developed over the past decade in our market area, especially in the wine industry and coastal communities, has provided some support for our local economy in previous economic downturns and has to some degree provided some support for the local economy in the current economic environment.

Heritage Oaks Bancorp | - 36 -

Management’s Discussion and Analysis

The last two years have proven to be challenging not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2009 and economic growth remained weak, the ability of borrowers to satisfy their obligations to the financial sector has languished.  These among other factors placed severe stress on the U.S. financial system, leading to a downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, the Bank’s primary market area has historically witnessed a more stable level of economic activity; however the Bank believes these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 12.3%.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 9.5% and 8.3%, respectively.  Additionally, according to the most recent data available to the Company in regard to hotel occupancy rates, published by Smith Travel Research in June 2010, hotel occupancy rates showed a year over year decline of 3.9%, and 0.1% for Paso Robles/San Luis Obispo and Santa Barbara/Santa Maria, respectively. For the State of California, hotel occupancy rates showed a year over year increase of 5.7%.

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

Although prices in the Company’s market area remain well below the highs witnessed in 2006 and 2007, a lack of oversupply in the Company’s market relative to other areas of California, desirable climate, and close proximity to popular tourist destinations, for both San Luis Obispo and Santa Barbara Counties have resulted in lower percentage declines in prices for the local real estate market, relative to other areas of California.

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

Management acknowledges that as economic conditions continue to wane, and as the level of unemployment continues to rise, conditions within the Company’s primary market may be negatively impacted above and beyond what the Company has seen thus far.  Additional job losses and any prolonged decline in economic activity will no doubt impact the borrowers to whom the Bank has extended credit, which may further impact our operating results and financial condition.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2009 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K.

The following is a brief description of the Company’s current accounting policies involving significant Management valuation judgments.

Loans and Interest on Loans

Loans receivable that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs of specific valuation allowances and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment in yield over the life of the related loan.

Heritage Oaks Bancorp | - 37 -

Management’s Discussion and Analysis

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans.  The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on contractual terms of the loan and/or when, in the opinion of Management, there is reasonable doubt as to collectability unless such loans are well collateralized and in the process of collection.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction to the loan principal balance.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of Management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or Management believes, based on current information, that such loan is no longer impaired.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in Management's judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date.  The amount of the allowance is based on Management's evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by a provision for loan losses, which is charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, Management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

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

Heritage Oaks Bancorp | - 38 -

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

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary differences between the financial statement carrying amounts and the corresponding tax basis of assets and liabilities.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and the Company’s net income will be reduced.  In the fourth quarter of 2009, the Company performed an in depth analysis of its deferred tax asset to determine if the current carrying value of the deferred tax asset would be realized in future periods.  Based on the Company’s analysis and all currently available information, the Company believes that as of June 30, 2010 the carrying value of the deferred tax asset can be supported and that a valuation allowance is not necessary at this time.

Heritage Oaks Bancorp | - 39 -

Management’s Discussion and Analysis

Results of Operations

The Company’s operating results for the three and six months ended June 30, 2010 when compared to the same periods ended a year earlier were impacted considerably by higher provisions for loan losses.  Provisions for loan losses during the three and six months ended June 30, 2010 totaled approximately $16.1 million and $21.3 million, representing increases of approximately $13.4 million and $16.5 million from that reported in the same periods ended a year earlier.  Higher levels of charge-offs in the second quarter and first six months of 2010 in conjunction with: elevated levels of non-accruing loan balances, increases in the balance of loans the Bank classifies as special mention and substandard, higher historical loan loss rates and continued weakness in economic conditions were drivers behind the increased loan loss provisions during the three and six months ended June 30, 2010.  Please see “Provision for Loan Losses” of this Discussion and Analysis for additional information related to provision for loan losses.  Also impacting operating results during the three and six month periods ended June 30, 2010 were interest reversals related to loans the Bank placed on non-accrual of approximately $0.2 million and $0.4 million, respectively.  Total foregone interest related to impaired loans was approximately $1.0 million and $1.6 million during the three and six months ended June 30, 2010. Interest reversals and foregone interest on impaired loans were factors that negatively impacted the net interest margin during the periods mentioned.

The Company’s earnings are highly influenced by changes in short term interest rates.  The nature of the Company’s balance sheet can be summarily described as of short duration and net asset sensitive. The balance sheet is of short duration because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and Prime interest rates.  Contributing significantly to an asset sensitive balance sheet is a relatively large volume of non-interest bearing demand deposit accounts which effectively never re-price.  Therefore, an upward movement in short term interest rates will generally result in higher net interest margin and conversely, a reduction in short term interest rates will result in reduced net interest margin.

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

For the three and six months ended June 30, 2010 and 2009, the net interest margin was 4.69%, 4.56%, 4.91%, 4.97%, respectively.  This represents a decline of 22 and 41 basis points when compared to that reported for the same periods ended a year earlier.  As mentioned, interest reversals and foregone interest related to loans the Bank placed on non-accrual negatively impacted the net interest margin in 2010. For the second quarter and first six months of 2010 interest reversals (related to loans placed on non-accrual during the period) negatively impacted the net interest margin by approximately 6 and 8 basis points.  Total foregone interest negatively impacted the net interest margin by approximately 42 and 34 basis points for the second quarter and the first six months of 2010, respectively.  Additionally, significantly higher average balances of overnight liquidity in the form of federal funds sold and interest bearing due from placed added pressure on the margin as these investments yielded, on average, approximately 0.22% for the second quarter and the first six months of 2010.

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the three and six months ended June 30, 2010 and 2009 reflect the impact of historically low interest rates throughout the last two years and a significantly weakened economy.

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

Heritage Oaks Bancorp | - 40 -

Management’s Discussion and Analysis

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and six months ended June 30, 2010 and 2009.  The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	June 30, 2010			June 30, 2009
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	3.37%	$1	$119	3.37%	$1
Interest bearing due from banks	42,234	0.23%	24	-	0.00%	-
Federal funds sold	4,203	0.10%	1	20,816	0.19%	10
Investment securities taxable	157,181	3.66%	1,434	57,746	4.40%	634
Investment securities non taxable	26,181	4.40%	287	19,412	4.30%	208
Loans (1) (2)	723,800	6.33%	11,429	705,779	6.49%	11,416
Total interest earning assets	953,718	5.54%	13,176	803,872	6.12%	12,269

Allowance for possible loan losses	(21,869)			(10,121)
Other assets	77,766			71,936
Total assets	$1,009,615			$865,687

Interest Bearing Liabilities:
Interest bearing demand	$72,013	0.31%	$56	$61,084	0.69%	$105
Savings	27,231	0.38%	26	23,819	0.19%	11
Money market	275,395	1.05%	718	177,585	1.48%	656
Time deposits	232,490	1.89%	1,095	185,078	2.52%	1,161
Brokered money market funds	1,000	0.80%	2	32,893	0.82%	67
Brokered time deposits	543	0.74%	1	36,907	1.46%	134
Total interest bearing deposits	608,672	1.25%	1,898	517,366	1.65%	2,134
Federal funds purchased	-	0.00%	-	109	1.10%	-
Other secured borrowing	829	5.32%	11	-	0.00%	-
Federal Home Loan Bank borrowing	65,000	0.62%	101	68,956	0.83%	143
Junior subordinated debentures	12,100	0.86%	26	13,403	4.49%	150
Total borrowed funds	77,929	0.71%	138	82,468	1.43%	293
Total interest bearing liabilities	686,601	1.19%	2,036	599,834	1.62%	2,427
Non interest bearing demand	179,648			163,994
Total funding	866,249	0.94%	2,036	763,828	1.27%	2,427
Other liabilities	8,506			9,372
Total liabilities	$874,755			$773,200

Stockholders' Equity:
Preferred stock	$63,672			$19,197
Common stock	58,004			48,674
Additional paid in capital	3,373			3,032
Retained earnings	9,978			23,543
Valuation allowance investments	(167)			(1,959)
Total stockholders' equity	134,860			92,487
Total liabilities and stockholders' equity	$1,009,615			$865,687

Net interest income			$11,140			$9,842
Net interest margin (3)		4.69%			4.91%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $158 and $225 for the three months ending June 30, 2010 and 2009, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 41 -

Management’s Discussion and Analysis

	For the six months ending			For the six months ending
	June 30, 2010			June 30, 2009
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	1.69%	$1	$119	3.39%	$2
Interest bearing due from banks	45,541	0.23%	52	-	0.00%	-
Federal funds sold	3,344	0.12%	2	16,852	0.20%	17
Investment securities taxable	130,496	3.80%	2,457	51,507	4.66%	1,189
Investment securities non taxable	24,579	4.46%	544	18,293	4.34%	394
Loans (1) (2)	728,001	6.25%	22,570	700,804	6.49%	22,563
Total interest earning assets	932,080	5.54%	25,626	787,575	6.19%	24,165

Allowance for possible loan losses	(19,624)			(10,370)
Other assets	75,039			69,431
Total assets	$987,495			$846,636

Interest Bearing Liabilities:
Interest bearing demand	$76,089	0.72%	$270	$62,845	0.61%	$189
Savings	27,637	0.31%	43	22,949	0.18%	20
Money market	272,158	1.16%	1,567	175,378	1.51%	1,316
Time deposits	229,947	1.97%	2,242	164,228	2.60%	2,116
Brokered money market funds	1,000	0.81%	4	36,854	0.72%	131
Brokered time deposits	3,791	2.29%	43	33,169	1.74%	287
Total interest bearing deposits	610,622	1.38%	4,169	495,423	1.65%	4,059
Federal funds purchased	-	0.00%	-	378	1.07%	2
Securities sold under agreement to repurchase	-	0.00%	-	1,312	0.31%	2
Other secured borrowing	897	4.95%	22	-	0.00%	-
Federal Home Loan Bank borrowing	65,000	0.60%	193	89,105	0.88%	388
Junior subordinated debentures	12,748	2.45%	155	13,403	4.59%	305
Total borrowed funds	78,645	0.95%	370	104,198	1.35%	697
Total interest bearing liabilities	689,267	1.33%	4,539	599,621	1.60%	4,756
Non interest bearing demand	174,428			154,971
Total funding	863,695	1.06%	4,539	754,592	1.27%	4,756
Other liabilities	8,586			8,733
Total liabilities	$872,281			$763,325

Stockholders' Equity:
Preferred stock	$47,494			$10,921
Common stock	53,405			48,661
Additional paid in capital	3,327			2,190
Retained earnings	11,300			23,162
Valuation allowance investments	(312)			(1,623)
Total stockholders' equity	115,214			83,311
Total liabilities and stockholders' equity	$987,495			$846,636

Net interest income			$21,087			$19,409
Net interest margin (3)		4.56%			4.97%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $358 and $483 for the six months ending June 30, 2010 and 2009, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 42 -

Management’s Discussion and Analysis

The tables below set forth changes in average interest earning assets and their respective yields for the three and six month periods ending June 30, 2010 compared to that reported during the same periods ended in 2009:

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Investments with other banks	$119	$119	$-	0.00%	3.37%	3.37%	0.00%
Interest bearing due from banks	42,234	-	42,234	100.00%	0.23%	0.00%	0.23%
Federal funds sold	4,203	20,816	(16,613)	-79.81%	0.10%	0.19%	-0.09%
Investment securities taxable	157,181	57,746	99,435	172.19%	3.66%	4.40%	-0.74%
Investment securities non taxable	26,181	19,412	6,769	34.87%	4.40%	4.30%	0.10%
Loans (1) (2)	723,800	705,779	18,021	2.55%	6.33%	6.49%	-0.16%

Total interest earning assets	$953,718	$803,872	$149,846	18.64%	5.54%	6.12%	-0.58%
(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $158 and $225 for the three months ending June 30, 2010 and 2009, respectively have been included in the interest income computation.

	Average Balance				Average Yield
	for the six months ending				for the six months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Investments with other banks	$119	$119	$-	0.00%	1.69%	3.39%	-1.70%
Interest bearing due from banks	45,541	-	45,541	100.00%	0.23%	0.00%	0.23%
Federal funds sold	3,344	16,852	(13,508)	-80.16%	0.12%	0.20%	-0.08%
Investment securities taxable	130,496	51,507	78,989	153.36%	3.80%	4.66%	-0.86%
Investment securities non taxable	24,579	18,293	6,286	34.36%	4.46%	4.34%	0.12%
Loans (1) (2)	728,001	700,804	27,197	3.88%	6.25%	6.49%	-0.24%

Total interest earning assets	$932,080	$787,575	$144,505	18.35%	5.54%	6.19%	-0.65%
(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $358 and $483 for the six months ending June 30, 2010 and 2009, respectively have been included in the interest income computation.

At June 30, 2010, average interest earning assets were approximately $149.8 million and $144.5 million higher than that reported over the same three and six month periods ended a year earlier.  Organic loan growth, higher interest bearing due from balances and investment securities are the primary factors behind the increase.  The significant increase in interest bearing due from balances as well as investment securities is primarily the result of a $91.8 million year over year increase in deposit balances in addition to approximately $60.0 million in gross proceeds the Company raised in its March 2010 private placement.  The yield on earning assets for the three and six months ended June 30, 2010 was 5.54% compared to 6.12% and 6.19% for the same periods ended a year earlier.  The year over year decline in the yield on earning assets can be attributed to several factors including the impact of interest reversals and foregone interest on non-accruing loans as well as a significant increase in the level of lower yielding short term investment balances.

For the three and six months ended June 30, 2010 the yield on the loan portfolio was 6.33% and 6.25% or 16 and 24 basis points lower than that reported for the same periods ended a year earlier.  Impacting the yield on the loan portfolio were approximately $0.2 million and $0.4 million in interest reversals related to additional loans the Bank placed on non-accrual during the second quarter and the first six months of 2010, respectively.  These reversals negatively impacted the yield on the portfolio by approximately 8 and 10 basis points and the yield on earnings assets by approximately 6 and 8 basis points for the three and six months ended June 30, 2010 when compared to that reported for the same periods ended in 2009.  For the three and six months ended June 30, 2010 total foregone interest related to non-accruing loan balances totaled approximately $1.0 million and $1.6 million, respectively and negatively impacted the yield on the portfolio by approximately 56 and 44 basis points and the yield on earning assets by approximately 42 and 34 basis points, respectively.

Throughout the last twelve months the Bank has sought to maintain considerable levels of on-balance sheet liquidity through its continued focus on core deposit gathering while operating in a challenging economic environment.  While the Bank’s liquidity position was enhanced markedly over the last twelve months as a result of this initiative, it has placed some pressure on earning asset yields as a significant portion of these funds have been invested overnight in the form of interest bearing balances due from the Federal Reserve and federal funds sold.  These investments yield considerably less than what the Bank might otherwise earn if those funds were invested in loans.  Although average loan balances increased approximately $18.0 million and $27.2 million year over year for the three and six month periods ended June 30, 2010, the level of deposit growth has significantly outpaced the level of new loan originations.  New loan originations have slowed due in part to a decline in loan demand and fewer loans that meet the Bank’s underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, the Bank has been making selective purchases of relatively short term, agency-backed, cash flow generating, mortgage securities over the last twelve months.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as they currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Bank to maximize yields on excess liquidity while ensuring adequate cash flow to support potential loan growth in future periods.

Heritage Oaks Bancorp | - 43 -

Management’s Discussion and Analysis

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three and six month periods ending June 30, 2010 compared to that reported during the same periods ended in 2009:

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Interest bearing demand	$72,013	$61,084	$10,929	17.89%	0.31%	0.69%	-0.38%
Savings	27,231	23,819	3,412	14.32%	0.38%	0.19%	0.19%
Money market	275,395	177,585	97,810	55.08%	1.05%	1.48%	-0.43%
Time deposits	232,490	185,078	47,412	25.62%	1.89%	2.52%	-0.63%
Brokered money market funds	1,000	32,893	(31,893)	-96.96%	0.80%	0.82%	-0.02%
Brokered time deposits	543	36,907	(36,364)	-98.53%	0.74%	1.46%	-0.72%
Federal funds purchased	-	109	(109)	-100.00%	0.00%	1.10%	-1.10%
Other secured borrowing	829	-	829	100.00%	5.32%	0.00%	5.32%
Federal Home Loan Bank borrowing	65,000	68,956	(3,956)	-5.74%	0.62%	0.83%	-0.21%
Junior subordinated debentures	12,100	13,403	(1,303)	-9.72%	0.86%	4.49%	-3.63%

Total interest bearing liabilities	$686,601	$599,834	$86,767	14.47%	1.19%	1.62%	-0.43%

	Average Balance				Average Rate
	for the six months ending				for the six months ending
	June 30,		Variance		June 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Interest bearing demand	$76,089	$62,845	$13,244	21.07%	0.72%	0.61%	0.11%
Savings	27,637	22,949	4,688	20.43%	0.31%	0.18%	0.13%
Money market	272,158	175,378	96,780	55.18%	1.16%	1.51%	-0.35%
Time deposits	229,947	164,228	65,719	40.02%	1.97%	2.60%	-0.63%
Brokered money market funds	1,000	36,854	(35,854)	-97.29%	0.81%	0.72%	0.09%
Brokered time deposits	3,791	33,169	(29,378)	-88.57%	2.29%	1.74%	0.55%
Federal funds purchased	-	378	(378)	-100.00%	0.00%	1.07%	-1.07%
Securities sold under repurchase agreements	-	1,312	(1,312)	-100.00%	0.00%	0.31%	-0.31%
Other secured borrowing	897	-	-	100.00%	4.95%	0.00%	4.95%
Federal Home Loan Bank borrowing	65,000	89,105	(24,105)	-27.05%	0.60%	0.88%	-0.28%
Junior subordinated debentures	12,748	13,403	(655)	-4.89%	2.45%	4.59%	-2.14%

Total interest bearing liabilities	$689,267	$599,621	$89,646	14.95%	1.33%	1.60%	-0.27%

At June 30, 2010, the average balance of interest bearing liabilities was approximately $86.8 million and $89.6 million higher than that reported over the same three and six month periods ended a year earlier.  Year over year increases in the average balance of interest bearing liabilities can be attributed in large part to higher money market, time deposits as well as interest bearing demand.  The Bank attributes strong year over year deposit growth within these categories to several factors including promotional efforts to attract and retain core deposits.  This initiative allowed the Bank to pay-down FHLB borrowings and approximately $68.3 million and $65.2 million in average brokered deposits for the three and six month periods ended June 30, 2010, respectively, relying less on alternative funding sources.

The significant increases in floating rate deposit balances over the last year and the ability to re-price those funds as needed, as well as year over year increases in non-interest bearing demand deposits assisted the Bank in keeping its overall cost of funding down and mitigating the decline in the net interest margin.  At June 30, 2010 approximately $408.5 million or 59.5% of the Company’s interest bearing liabilities possess a floating rate.

Heritage Oaks Bancorp | - 44 -

Management’s Discussion and Analysis

For the three and six months ended June 30, 2010 the average rate paid on interest bearing liabilities was 1.19% and 1.33%, respectively, down 43 and 27 basis points from that reported for the same periods ended a year earlier.  The year over year decline can be attributed in part to increases in lower cost core deposit balances, the absence of higher cost brokered time deposits and the re-pricing of money market and time deposits.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2010 over the same periods ended in 2009, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended			For the six months ended
	June 30, 2010 over 2009			June 30, 2010 over 2009
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Investments with other banks	$-	$-	$-	$-	$(1)	$(1)
Interest bearing due from Federal Reserve	24	-	24	52	-	52
Federal funds sold	(6)	(3)	(9)	(10)	(5)	(15)
Investment securities taxable	924	(124)	800	1,523	(255)	1,268
Investment securities non-taxable (2)	112	-	112	210	-	210
Taxable equivalent adjustment (2)	(38)	5	(33)	(71)	11	(60)
Loans (1)	288	(275)	13	859	(852)	7

Net increase / (decrease)	1,304	(397)	907	2,563	(1,102)	1,461

Interest expense
Savings, NOW, money market	274	(246)	28	598	(243)	355
Time deposits	259	(325)	(66)	719	(593)	126
Brokered funds	(149)	(49)	(198)	(537)	166	(371)
Federal funds purchased	-	-	-	(1)	(1)	(2)
Other secured borrowings	11	-	11	22	-	22
Securities sold under agreement to repurchase	-	-	-	(1)	(1)	(2)
Federal Home Loan Bank borrowing	(8)	(34)	(42)	(90)	(105)	(195)
Long term debt	(14)	(110)	(124)	(14)	(136)	(150)

Net increase / (decrease)	373	(764)	(391)	696	(913)	(217)

Total net increase / (decrease)	$931	$367	$1,298	$1,867	$(189)	$1,678

(1)	Includes loan fees of $158 and $225 for the three months ending June 30, 2010 and 2009 and $358 and $483 for the six months ending June 30, 2010 and 2009, respectively.
(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The tables below set forth changes in non-interest income for the three and six month periods ended June 30, 2010 compared to the same periods ended in 2009:
	For the three months ended
	June 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Service charges on deposit accounts	$614	$752	$(138)	-18.4%
ATM/Debit and credit card transaction/interchange fees	323	254	69	27.2%
Bancard	48	55	(7)	-12.7%
Mortgage origination fees	461	336	125	37.2%
Earnings on bank owned life insurance	143	124	19	15.3%
Other commissions and fees	92	83	9	10.8%
Gain on extinguishment of debt	1,700	-	1,700	100.0%
Loss on sale of investment securities	(97)	-	(97)	-100.0%
Gain / (loss) on sale of OREO	62	(104)	166	159.6%
Gain on sale of furniture fixtures and equipment	58	-	58	100.0%
Gain on sale of SBA loans	209	-	209	100.0%

Total non-interest income	$3,613	$1,500	$2,113	140.9%

Heritage Oaks Bancorp | - 45 -

Management’s Discussion and Analysis

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Service charges on deposit accounts	$1,239	$1,464	$(225)	-15.4%
ATM/Debit and credit card transaction/interchange fees	582	470	112	23.8%
Bancard	84	92	(8)	-8.7%
Mortgage origination fees	801	665	136	20.5%
Earnings on bank owned life insurance	294	246	48	19.5%
Other commissions and fees	267	232	35	15.1%
Gain on extinguishment of debt	1,700	-	1,700	100.0%
(Loss) / gain on sale of investment securities	(97)	122	(219)	-179.5%
Gain / (loss) on sale of OREO	62	(131)	193	147.3%
Gain on sale of furniture fixtures and equipment	58	-	58	100.0%
Gain on sale of SBA loans	209	-	209	100.0%

Total non-interest income	$5,199	$3,160	$2,039	64.5%

Non-interest income totaled approximately $3.6 million and $5.2 million for the three and six month periods ended June 30, 2010, representing an increase of approximately $2.1 million and $2.0 million, respectively when compared to the same periods ended a year earlier.  The primary driver behind the quarterly and year over year increase can be attributed to a $1.7 million gain the Company recognized from the extinguishment of $5.0 million in junior subordinated debentures associated with Heritage Oaks Capital Trust III during the second quarter of 2010 at a price of 66% of the face amount of the debentures. Excluding the impact of the gain from the extinguishment of debt, non-interest income increased approximately $0.4 million and $0.3 million for the three and six month periods ended June 30, 2010.  Increases in debit card interchange income as well as higher mortgage origination fees in conjunction with gains the Bank recognized on the sale of OREO properties, certain fixed assets and SBA loans helped to offset declines in service charge income as well as losses the Bank recognized on the sale of investment securities.

The Company attributes the decline in service charge income to better cash management practices of business clients in the current economic environment.  Higher transaction/interchange income is attributable to greater focus on debit card usage in conjunction with additional core relationships the Bank obtained over the last twelve months.  The Bank also saw an increase in earnings on bank owned life insurance which can be attributed to additional policies the Bank purchased in the second half of 2009 for certain executive officers.

Mortgage origination fees increased considerably during the second quarter and first six months of 2010 from that reported a year earlier.  This can be attributed to a reduction in origination expenses the Bank realized during the first six months of 2010.

The tables below illustrate the change in the number and total dollar volume of mortgage loans originated during the three and six months ended June 30, 2010 when compared to the same periods ended in 2009:

	For the three months ended June 30,
(dollars in thousands)	2010	2009	Variance
Dollar volume	$38,829	$46,622	-16.7%
Number of loans	110	149	-26.2%

	For the six months ended June 30,
(dollars in thousands)	2010	2009	Variance
Dollar volume	$68,515	$88,687	-22.7%
Number of loans	199	278	-28.4%

Heritage Oaks Bancorp | - 46 -

Management’s Discussion and Analysis

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and six month periods ended June 30, 2010 compared to the same periods ended in 2009:

	For the three months ended
	June 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Salaries and employee benefits	$4,351	$3,745	$606	16.2%
Occupancy	941	826	115	13.9%
Equipment	370	376	(6)	-1.6%
Promotional	173	225	(52)	-23.1%
Data processing	680	691	(11)	-1.6%
Stationery and supplies	107	99	8	8.1%
Regulatory fees	690	537	153	28.5%
Audit and tax costs	142	147	(5)	-3.4%
Amortization of core deposit intangible	128	262	(134)	-51.1%
Director fees	128	80	48	60.0%
Communications	79	61	18	29.5%
Loan department	308	290	18	6.2%
Other	731	675	56	8.3%

Total non interest expense	$8,828	$8,014	$814	10.2%

	For the six months ended
	June 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Salaries and employee benefits	$8,729	$7,548	$1,181	15.6%
Occupancy	1,874	1,678	196	11.7%
Equipment	698	701	(3)	-0.4%
Promotional	352	326	26	8.0%
Data processing	1,335	1,361	(26)	-1.9%
Stationery and supplies	229	203	26	12.8%
Regulatory fees	1,302	680	622	91.5%
Audit and tax costs	285	295	(10)	-3.4%
Amortization of core deposit intangible	257	525	(268)	-51.0%
Director fees	256	163	93	57.1%
Communications	161	123	38	30.9%
Loan department	732	512	220	43.0%
Other	1,484	1,324	160	12.1%

Total non interest expense	$17,694	$15,439	$2,255	14.6%

Salary and Employee Benefits

Salaries and employee related expenses increased approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2010 when compared to that reported in the same periods ended a year earlier.  The expansion of the Bank’s management team in conjunction with additions to the Bank’s special assets department contributed to the year over year increase within this category.

Occupancy Expenses

Year over year increases within this category are primarily attributable to annual increases in rental expense as well as the absence of sublease rental income associated with the relocation of one branch office.

Promotion Expenses

Promotional expenses declined slightly in the second quarter of 2010 from that reported in the same period a year ago.  The decline in the second quarter can be attributed in part to Management’s efforts to contain costs within certain areas of the Bank. Promotional costs increased slightly during the first six months of 2010, primarily the result of increased costs incurred during the first quarter associated with promotional efforts designed to attract and retain core deposit balances.

Heritage Oaks Bancorp | - 47 -

Management’s Discussion and Analysis

Regulatory Fees

For the three and six months ended June 30, 2010, regulatory fees totaled approximately $0.7 million and $1.3 million, respectively.  This represents respective increases of approximately $0.2 million and $0.6 million over that reported for the same three and six month periods ended in 2009. Increases within this category can be attributed in large part to higher FDIC insurance costs, primarily due to a change in the Bank’s risk ratings.  The Bank currently anticipates regulatory assessment costs to remain elevated throughout 2010.

Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First, the Company booked a CDI in the approximate amount of $3.8 million.  The balance of this intangible is being amortized over a six year period pursuant to a schedule provided in the initial valuation process.  For the three and six months ended June 30, 2010 CDI amortization was approximately $0.1 million and $0.3 million lower than that reported for the same periods ended in 2009.  Substantially all of the year over year variance can be attributed to scheduled CDI amortization associated with the Business First acquisition.

Loan Department Costs

For the three and six months ended June 30, 2010, loan department costs increased approximately $18 thousand and $220 thousand from that reported in the same periods ended a year earlier.  The increase within this category during the first six months of 2010 can be attributed in large part to a $0.1 million increase in write-downs on OREO as well as an increase in legal fees and other costs associated with managing substandard and non-performing assets during the first quarter of 2010.

Provision for Income Taxes

For the three and six month periods ended June 30, 2010 the Company recorded an income tax benefit of approximately $4.3 million and $5.5 million, respectively.  This compares to the $0.1 million and $0.7 million in income tax expense the Company recorded for the same periods ended in 2009.  The year over year decline within this category can be attributed in large part to substantial increases in provisions for loan losses during 2010.  Income tax benefits for the three and six month periods ended June 30, 2010 were 42.7% and 43.5% of the Company’s pre-tax loss.  The effective tax rate for the same periods ended a year earlier was 19.3% and 30.6%, respectively.  The primary reason behind the increase in the Company’s effective tax rate can be attributed in large part to significant permanent differences such as non-taxable income on holdings of municipal securities and bank owned life insurance comprising a smaller portion of the Company’s pre-tax loss for the three and six months ended June 30, 2010 when compared to the same periods ended a year earlier.  For the second quarter and the first six months of 2010, net tax exempt income on municipal securities and bank owned life insurance totaled approximately $0.4 million and $0.8 million, respectively.

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

The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Bank’s best estimate of the allowance necessary to provide for probable estimable losses in the portfolio as of the balance sheet date. In making this determination, the Bank analyzes the ultimate collectability of loans in the portfolio by incorporating feedback provided by internal loan staff, Management’s findings from internal loan reviews, findings from an independent semi-annual loan review function, and information provided by examinations performed by regulatory agencies.  The Bank makes monthly evaluations as to the adequacy of the allowance for loan losses and makes adjustments to the related provision for loan losses accordingly.

Heritage Oaks Bancorp | - 48 -

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Bank’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses and any resulting provision for loan losses for the three and six months ended June 30, 2010 is consistent with prior periods.

The Bank’s provision for loan losses was $16.1 million in the second quarter of 2010 and approximately $21.3 million for the first six months of 2010.  This represents an increase of approximately $13.4 million and $16.5 million over that reported for the same periods ended a year earlier.  Loan loss provisions increased in part due to continued weakness in certain qualitative factors such as: economic conditions and the level of substandard and non-performing loans when compared to historical periods.  Additionally, higher levels of charge-offs when compared to historical periods have led the Bank to increase the allowance as required by monthly analyses it conducts in determining its adequacy to cover potential losses in the loan portfolio.

The Bank also employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Bank typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  During 2009 and into the first six months of 2010, the Bank further expanded the list of credits it has placed on the watch list in an effort to add additional oversight and to more closely scrutinize certain groups of loans that have experienced deterioration as a result of, among other things, the continued weakened state of local, state and national economic environments.  Management believes the significant economic downturn witnessed during the last two years has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Bank, resulting in continued watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  At June 30, 2010 the balance of loans the Bank has graded “substandard” totaled approximately $61.6 million of which approximately $35.1 million were non-accruing.  When compared to the $75.4 million in substandard balances as December 31, 2009, substandard balances declined approximately $13.8 million.  The decline in substandard balances can be attributed in part to charge-offs of certain non-accruing loans, transfers to OREO status as well as credit upgrades following workouts with various borrowers.

The Bank also makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 and 2009 have continued in 2010 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year over year increases in loan loss provisions.

Charge-offs during the three and six months ended June 30, 2010 totaled approximately $13.7 million and $15.2 million, respectively.  This represents an increase of approximately $11.6 million and $11.0 million when compared to that reported for the same periods ended a year earlier.  Net charge-offs to average loans were 1.73% and 1.86% for the three and six month periods ended June 30, 2010, compared to the 0.29% and 0.59% reported for the same periods ended a year earlier.  During 2009 the majority of charge-offs occurred in the commercial and industrial, agriculture, construction and land segments of the loan portfolio.  The majority of charge-offs in the first six months of 2010 continued in the categories of commercial and industrial as well as construction and land.  Losses within these segments in conjunction with the downgrade of certain large credits contributed further to the additional provisions the Bank made to the allowance for loan losses during the first six months of 2010.  Continued increases in the level of charge-offs, elevated levels of substandard and non-performing loans in conjunction with any further significant downturn in economic conditions in future periods may result in further significant provisions to the allowance for loan losses.

Looking forward into the remainder of 2010, Management anticipates there to be continued weakness in economic conditions on national, state and local levels compared to historical periods.  Many economic forecasts suggest unemployment levels to remain elevated for some time, which will undoubtedly place continued pressure on conditions within the Bank’s primary market area.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Bank has extended credit and as a result the Bank may be required to make further significant provisions to the allowance for loan losses during 2010.  That said, Management has and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

Heritage Oaks Bancorp | - 49 -

Management’s Discussion and Analysis

Financial Condition

At June 30, 2010 total assets were approximately $1.0 billion.  This represents an increase of approximately $65.3 million or 6.9% over that reported at December 31, 2009.  The increase in total assets is primarily attributable to higher interest bearing due from balances as well as higher balances in the investments portfolio, resulting from the receipt of approximately $60.0 million in gross proceeds from the Company’s March 2010 private placement and a $20.4 million year to date increase in total deposits.

At June 30, 2010, total deposits were approximately $795.8 million or approximately $20.4 million higher than that reported at December 31, 2009.  Net of a $10.1 million pay-down in brokered funds, total deposits increased approximately $30.5 million. Deposit growth was across all categories with the majority of the year to date increase attributable to increases in non-interest bearing demand, money market balances and time deposits.

Loans

At June 30, 2010 total gross loan balances were $697.2 million.  This represents a decline of approximately $31.5 million or 4.3% from the $728.7 million reported at December 31, 2009.  Pay-downs in the commercial real estate, commercial and industrial and construction and land segments in conjunction with the work through of certain problem credits contributed to the year to date decline in loan balances.

The following table provides a summary of year to date variances in the loan portfolio as of June 30, 2010:

	June 30,	December 31,	Variance
(dollars in thousands)	2010	2009	dollar	percentage
Real Estate Secured
Multi-family residential	$18,911	$20,631	$(1,720)	-8.34%
Residential 1 to 4 family	29,476	25,483	3,993	15.67%
Home equity line of credit	30,541	29,780	761	2.56%
Commercial	351,598	337,940	13,658	4.04%
Farmland	13,032	13,079	(47)	-0.36%
Commercial
Commercial and industrial	144,928	157,270	(12,342)	-7.85%
Agriculture	16,071	17,698	(1,627)	-9.19%
Other	246	238	8	3.36%
Construction
Single family residential	9,501	15,538	(6,037)	-38.85%
Single family residential - Spec.	2,750	3,400	(650)	-19.12%
Tract	-	2,215	(2,215)	-100.00%
Multi-family	1,883	2,300	(417)	-18.13%
Hospitality	-	14,306	(14,306)	-100.00%
Commercial	31,398	27,128	4,270	15.74%
Land	39,356	52,793	(13,437)	-25.45%
Installment loans to individuals	7,232	8,327	(1,095)	-13.15%
All other loans (including overdrafts)	253	553	(300)	-54.25%

Total loans, gross	697,176	728,679	(31,503)	-4.32%

Deferred loan fees	1,698	1,825	(127)	-6.96%
Reserve for possible loan losses	22,134	14,372	7,762	54.01%

Total loans, net	$673,344	$712,482	$(39,138)	-5.49%

Loans held for sale	$9,429	$9,487	$(58)	-0.61%

Heritage Oaks Bancorp | - 50 -

Management’s Discussion and Analysis

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Bank’s loan portfolio as of June 30, 2010:

	June 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Retail	$44,249	$2,308	$46,557	9.9%	36.6%	62	$5,000
Professional	77,053	144	77,197	16.5%	63.7%	96	10,000
Hospitality	91,855	220	92,075	19.7%	75.9%	48	10,692
Multi-family	18,911	-	18,911	4.0%	15.6%	18	4,066
Home equity lines of credit	30,541	19,643	50,184	10.7%	25.2%	321	1,680
Residential 1 to 4 family	29,476	690	30,166	6.4%	24.4%	76	2,893
Farmland	13,032	502	13,534	2.9%	10.8%	25	1,937
Healthcare / medical	18,192	59	18,251	3.9%	15.0%	34	2,155
Restaurants / food establishments	7,419	-	7,419	1.6%	6.1%	14	2,541
Commercial	98,050	715	98,765	21.2%	81.0%	124	5,000
Other	14,780	247	15,027	3.2%	12.2%	27	2,100

Total real estate secured	$443,558	$24,528	$468,086	100.0%	366.5%	845	$48,064

As of June 30, 2010, real estate secured balances represented approximately $443.6 million of total gross loans.  This when compared to that reported at December 31, 2009, represents an increase of approximately $16.6 million or 3.9%.  The primary factor behind the year to date increase can be attributed to the completion of several large hospitality construction projects and their subsequent re-classification to commercial real estate.

At June 30, 2010, real estate secured balances represented 366.5% of the Bank’s total risk-based capital, compared to the 524.1% reported at December 31, 2009.  Total commitments as a percentage of the Bank’s total risk-based capital were 386.7% at June 30, 2010, compared to 556.1% reported at December 31, 2009.  The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

At June 30, 2010, approximately $172.2 million or 38.8% of the real estate secured segment of the loan portfolio was considered owner occupied.

Capitalization rates, the rate at which a stream of cash flows are discounted to find their present value, on commercial properties in our primary market area for the last three years were as follows: 5.5% to 9.0% in 2009, 4.5% to 8.0% in 2008 and 6.0% to 7.0% in 2007.  An uptick in capitalization rates, as indicated above, would indicate that we are seeing pressure on commercial real estate prices within our market, primarily resulting from weakened economic conditions.

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

Heritage Oaks Bancorp | -51 -

Management’s Discussion and Analysis

Commercial

The following table provides a break-down of the commercial and industrial segment of the Bank’s commercial loan portfolio as of June 30, 2010:

	June 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Agriculture	$2,439	$3,516	$5,955	2.8%	2.0%	30	$2,000
Oil / Gas and Utilities	1,595	600	2,195	1.0%	1.3%	9	1,200
Construction	22,559	15,751	38,310	18.2%	18.6%	163	5,438
Manufacturing	8,407	10,464	18,871	8.9%	6.9%	91	1,675
Wholesale and retail	13,517	5,909	19,426	9.2%	11.2%	114	1,250
Transportation and warehousing	2,007	1,047	3,054	1.4%	1.7%	33	596
Media & information services	7,553	1,999	9,552	4.5%	6.2%	22	4,500
Financial services	7,319	2,323	9,642	4.6%	6.0%	43	1,500
Real-estate / rental and leasing	15,762	6,792	22,554	10.7%	13.0%	90	3,500
Professional services	17,412	7,026	24,438	11.6%	14.4%	148	1,939
Healthcare / medical & social services	17,993	7,249	25,242	11.9%	14.9%	114	11,355
Restaurants and hospitality	23,573	2,086	25,659	12.1%	19.5%	130	6,000
All other	4,792	1,823	6,615	3.1%	4.0%	171	1,200

Commercial and industrial	$144,928	$66,585	$211,513	100.0%	119.7%	1,158	$42,153

At June 30, 2010, commercial and industrial loans represented approximately $144.9 million of total gross loan balances.  This represents a decline of approximately $12.3 million or 7.9%.  The year to date decline can be attributed to several large  pay-downs of various business lines of credit as well as charge-offs totaling approximately $8.8 million during the first six months of 2010.

At June 30, 2010 total commercial and industrial balances represented 119.7% of the Bank’s total risk-based capital, compared to the 193.1% reported at December 31, 2009.  Total commercial and industrial commitments as a percentage of the Bank’s total risk-based capital was 174.8%, compared to the 288.7% reported at December 31, 2009. The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

At June 30, 2010 agriculture balances totaled approximately $16.1 million, which represents an approximate $1.6 million decline when compared to that reported at December 31, 2009.  The year to date decline within this category can be attributed in large part to the work-through of one problem loan during the second quarter of 2010.  The Bank received approximately $1.9 million from the sale of collateral related to this particular loan and subsequently charge-off the remaining balance of approximately $0.9 million.  At June 30, 2010 agriculture balances represented 13.3% of the Bank’s total risk-based capital.  This compares to 21.7% of the Bank’s total risk-based capital as of December 31, 2009.

Heritage Oaks Bancorp | -52 -

Management’s Discussion and Analysis

Construction

The following table provides a break-down of the construction segment of the Bank’s loan portfolio as of June 30, 2010:

	June 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$9,501	$5,159	$14,660	25.8%	7.8%	22	$3,325
Single family residential - Spec.	2,750	557	3,307	5.8%	2.3%	3	1,750
Tract	-	-	-	0.0%	0.0%	-	-
Multi-family	1,883	-	1,883	3.3%	1.6%	2	1,400
Commercial	31,398	5,549	36,947	65.1%	25.9%	16	6,720
Hospitality	-	-	-	0.0%	0.0%	-	-

Total construction	$45,532	$11,265	$56,797	100.0%	37.6%	43	$13,195

At June 30, 2010, construction balances represented approximately $45.5 million or 6.5% of total gross loan balances,compared to $64.9 million or 8.9% reported at December 31, 2009.  The decline in construction balances can be attributed in large part to the re-classification of several large hospitality construction loans to commercial real estate, following the completion of the underlying projects. Contributing further to the year to date decline within this category were charge-offs of approximately $1.0 million, payments received on loans from the liquidation of underlying collateral totaling approximately $1.6 million and transfers to OREO status totaling approximately $0.9 million.

At June 30, 2010 total construction balances represented approximately 37.6% of the Bank’s total risk-based capital.  This compares to the 79.7% reported at December 31, 2009.  Total construction commitments represented 46.9% of the Bank’s total risk-based capital at June 30, 2010.  This compares to the 103.8% reported at December 31, 2009.  The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

Land

The following table provides a break-down of the land segment of the Bank’s loan portfolio as of June 30, 2010:

	June 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$6,547	$-	$6,547	16.4%	5.4%	29	$1,000
Single family residential - Spec.	1,447	-	1,447	3.6%	1.2%	6	618
Tract	18,453	-	18,453	46.1%	15.2%	8	5,236
Multi-family	-	-	-	0.0%	0.0%	-	-
Commercial	10,110	650	10,760	26.9%	8.4%	19	1,500
Hospitality	2,799	-	2,799	7.0%	2.3%	3	2,340

Total land	$39,356	$650	$40,006	100.0%	32.5%	65	$10,694

At June 30, 2010, land balances represented approximately $39.4 million or 5.6% of total gross loan balances.  Land balances declined approximately $13.4 million when compared to the $52.8 million reported at December 31, 2009.  The year to date decline can be attributed to several factors including: charge-offs of approximately $1.0 million, transfers to OREO of approximately $3.2 million and payments received from the sale of collateral of problem loans in the amount of $2.7 million.  Additionally, the Bank created special purpose commercial and industrial financing related to the largest loan within this category.  The financing of that note resulted in an approximate $5.4 million pay-down within this category.  Special purpose financing is related to a rock quarry operation that has been developed on the site of the project in the absence of meaningful demand for tract construction.  Recent appraisals of the underlying collateral indicate the loan is well secured and the borrower continues to perform under the terms of the respective notes.

Heritage Oaks Bancorp | -53 -

Management’s Discussion and Analysis

At June 30, 2010 total land loan balances represented 32.5% of the Bank’s total risk-based capital compared to the 64.8% reported at December 31, 2009.  Total land commitments represented approximately 33.1% of the Bank’s total-risked based capital at June 30, 2010 compared to the 65.8% reported at December 31, 2009. The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

Installment

At June 30, 2010, the installment loan balances were approximately $7.2 million compared to the $8.3 million reported at December 31, 2009.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Bank funds them. Settlement from the correspondents is typically within 30 to 45 days.  At June 30, 2010 mortgage correspondent loans (loans held for sale) totaled approximately $9.4 million, essentially unchanged from that reported at December 31, 2009.

Foreign Loans

At June 30, 2010 the Bank had no foreign loans outstanding.

Summary of Market Condition

Prices of single family homes have fallen significantly from market highs seen in 2006 and 2007 in the Company’s market area and California as a whole.  Along with other segments in the real estate sector, commercial real estate prices in the Company’s market area experienced pressure during the last year and the Company has begun to see increases in vacancy rates in certain retail, industrial and office segments.  The most recent data available to the Company shows vacancy rates within retail, industrial and office segments to be approximately 5.6%, 6.1% and 9.7%, respectively as of the third quarter of 2009.  This compares to 3.0%, 5.4% and 6.1%, respectively as of the third quarter of 2008.  The Company realizes that any prolonged and significant downturn in the national, state and local economies may further impact the values of commercial real estate within its market footprint as well as the borrowers to whom the Bank has extended such credit and as such vacancy rates may increase in future periods.  As such, Management continues to closely monitor the credits within this segment of the loan portfolio for potential signs of deterioration.  Additionally, the Bank is aware that as economic conditions worsen and levels of unemployment continue to rise, borrowers to whom the Bank has extended commercial lines of credit may come under additional pressure to satisfy their outstanding obligations.  That said, the Bank continues to employ stringent lending standards and remains very selective with regard to any additional commercial real estate, real estate construction, land and commercial loans it chooses to originate in an effort to effectively manage risk in this difficult credit environment.

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

As of June 30, 2010, a substantial portion of loans the Bank originated within the major categories of commercial real estate, construction, land, and commercial and industrial were made to borrowers within our current market footprint.

Heritage Oaks Bancorp | -54 -

Management’s Discussion and Analysis

Credit Quality

While the Bank continues to adhere to prudent underwriting standards, the credit quality of the Bank’s loan portfolio is impacted by numerous factors, including the economic environment in the markets in which it operates and its impact on real estate prices securing collateral dependent loans in the Bank’s loan portfolio.  Weakened economic conditions have had, and if continue to persist, may further impact real estate used as collateral for certain loans the Bank has made.  Additionally, weak economic conditions have impacted certain borrowers to whom the Bank has extended credit, making it difficult and in some cases impossible for those borrowers to continue to make scheduled loan payments.  An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in collateral values has resulted in, and if such conditions continue, may result in further, increases in provisions for loan losses and have an adverse impact on the Company’s operating results.

In an effort to manage credit quality the Bank monitors loans in the portfolio with the assistance of a semi-annual independent loan review to identify and mitigate any potential credit quality issues and losses in a proactive manner.  Management’s review in conjunction with the semi-annual independent review focuses on non-watch related credits within certain pools of loans that may be expected to experience stress due to economic conditions.  This process allows the Bank to validate credit ratings, underwriting structure and the Bank’s estimated exposure in the current economic environment and enhance communications with borrowers where necessary ultimately in an effort to mitigate potential losses to the Bank. The Bank’s next scheduled review is expected to occur within the third quarter of 2010.

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

Heritage Oaks Bancorp | -55 -

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

The allowance for loan losses increased in the second quarter of 2010 over that reported at December 31, 2009, due to several factors including: continued weakness in the economy, continued elevated levels in the number of and dollar volume of non-performing and classified loans when compared to historical periods and higher levels of charge-offs.  At June 30, 2010 the balance of classified loans was approximately $66.4 million.  This compares to the $75.4 million in classified loan balances reported at December 31, 2009.   Although the balance of classified loans has declined compared to that reported at December 31, 2009, classified balances remain at elevated levels when compared to historical periods, which has resulted in higher required balances in the general portfolio allocation under the Bank’s methodology for determining an appropriate level for the allowance for loan losses.  Elevated charge-offs also contributed to the higher required balances of the general portfolio allocation of the allowance.  Additionally, continued weakened economic conditions as well as continued negative trends in overall credit quality resulted in higher required balances of the subjectively determined allocation of the allowance.  As a result of the items mentioned the Bank made provisions for loan losses in the amount of $16.1 million and $21.3 million for the three and six months ended June 30, 2010, respectively.  This compares to provisions of approximately $2.7 million and $4.8 million during the same periods ended a year earlier.  As a result the allowance for loan losses at June 30, 2010 was approximately $22.1 million compared to the $14.4 million reported at December 31, 2009, an increase of approximately $7.7 million or 54.0% during the first six months of 2010.

Loans charged-off during the three and six months ended June 30, 2010 totaled approximately $13.7 million and $15.2 million, respectively. This compares to charge-offs of approximately $2.0 million and $4.1 million reported for the same periods ended a year earlier. Comprising the majority of charge-offs for the second quarter of 2010 were charge-offs that eliminated 100.0% of the carrying value of certain loans from the Bank’s balance sheet including: a) 26 C&I loans with total charged-off balances of approximately $7.8 million; b) 4 commercial real estate loans with total charged-off balances of $1.9 million; c) 2 agricultural loans with total charged-off balances of $0.3 million; d) 1 single family 1-4 unit residential loan with a total charged-off of $0.2 million; and e) 2 farmland loans with total charged-off balances of $0.2 million. In addition to 100.0% charge-offs recorded during the second quarter, $1.1 million of quarterly charge-offs were related to the write-down of 11 loans to estimated fair value prior to transfer to OREO. Net charge-offs to average loans for the three and six months ended June 30, 2010 were 1.73% and 1.86%, respectively. This compares to the 0.29% and 0.59% reported for the same three and six month periods ended a year earlier. At June 30, 2010 the allowance for loan losses represented 3.17% of total gross loans compared to the 1.97% reported at December 31, 2009.

As of June 30, 2010 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Bank’s loan portfolio.

Heritage Oaks Bancorp | -56 -

Management’s Discussion and Analysis

The following table provides an analysis of the allowance for loan losses for the periods indicated:

	For the six months
	ended June 30,
(dollars amounts in thousands)	2010	2009

Balance, beginning of period	$14,372	$10,412
Charge-offs
Real Estate Secured
Multi-family residential	-	-
Residential 1 to 4 family	282	-
Home equity line of credit	-	-
Commercial	2,583	-
Farmland	235	-
Commercial
Commercial and industrial	8,818	1,225
Agriculture	1,209	-
Other	-	-
Construction	988	1,821
Land	956	991
Installment loans to individuals	49	-
All other loans	58	101

Total charge-offs	15,178	4,138
Recoveries
Real Estate Secured
Multi-family residential	-	-
Residential 1 to 4 family	75	4
Home equity line of credit	-	-
Commercial	21	-
Farmland	-	-
Commercial
Commercial and industrial	209	2
Agriculture	54	-
Other	-	-
Construction	27	16
Land	1,245	-
Installment loans to individuals	6	-
All other loans	3	-

Total recoveries	1,640	22

Net charge-offs	13,538	4,116

Additions to allowance charged to operations	21,300	4,810

Balance, end of period	$22,134	$11,106

Gross loans, end of period	$697,176	$697,854

Net charge-offs to average loans	1.86%	0.59%

Allowance for loan losses to total gross loans	3.17%	1.59%

Non-performing loans to allowance for loan losses	158.43%	110.19%

Heritage Oaks Bancorp | -57 -

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

	June 30,				December 31,
	2010		2009		2009
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
(dollars amounts in thousands)	Allocated	Loans	Allocated	Loans	Allocated	Loans
Real Estate Secured
Multi-family residential	$140	2.7%	$79	2.5%	$119	2.8%
Residential 1 to 4 family	631	4.2%	276	3.4%	264	3.5%
Home equity line of credit	184	4.4%	139	4.1%	179	4.1%
Commercial	9,509	50.4%	4,402	43.4%	6,081	46.5%
Farmland	804	1.9%	258	1.4%	208	1.8%
Commercial
Commercial and industrial	5,887	20.9%	3,785	24.5%	4,635	21.6%
Agriculture	586	2.3%	132	2.0%	178	2.4%
Other	1	0.0%	4	0.1%	1	0.0%
Construction
Single family residential	140	1.4%	290	2.1%	304	2.1%
Single family residential - Spec.	64	0.4%	161	1.5%	46	0.5%
Tract	-	0.0%	70	0.4%	190	0.3%
Multi-family	15	0.3%	577	0.8%	90	0.3%
Hospitality	-	0.0%	76	1.8%	107	2.0%
Commercial	556	4.5%	136	2.5%	270	3.7%
Land	3,512	5.6%	682	8.2%	1,644	7.2%
Installment loans to individuals	91	1.0%	32	1.2%	40	1.1%
All other loans (including overdrafts)	14	0.0%	7	0.1%	16	0.1%

Total allowance for loan losses	$22,134	100.0%	$11,106	100.0%	$14,372	100.0%

As of June 30, 2010 the allocation of the allowance for loan losses to the real estate secured segment of the loan portfolio has increased when compared to that allocated to these categories in prior periods.  This is due in large part to higher balances of classified real estate loans, an increase in specific credit reserves within this segment, increased levels of credit losses and the continued weakness in local state and economic conditions.  Contributing further to the increase in the allocation to the real estate secured segment of the portfolio was an increase in watch list credits within this segment, specifically within commercial real estate.

Increases in the allocation to commercial and industrial and land balances can be attributed to higher balances of watch list and classified credits within these categories in conjunction with the continued weakened state of economic conditions.

Continued weakness in economic conditions and any further deterioration in the credit quality of the segments mentioned above may result in further significant provisions for loan losses and increases in the allocation of the allowance to those categories.

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

Heritage Oaks Bancorp | -58 -

Management’s Discussion and Analysis

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

Negative undertones associated with the economy and real estate markets have resulted in the expansion of the Bank’s internal watch list as well as the number of and dollar volume of non-accruing loans over the last year.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Bank believes these actions will serve to potentially minimize any future losses the Bank may incur related to problem loans, no guarantee can be made that the Bank will not experience an increase in non-performing loans, given continued uncertainties surrounding the local, state and national economic conditions.

As evidenced in the table below summarizing the Bank’s non-performing assets, the current economic downturn has had a significant impact in regard to loans related to land, construction, commercial and industrial and commercial real estate.

Heritage Oaks Bancorp | -59 -

Management’s Discussion and Analysis

The following table provides a summary of non-accruing loans as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,	Variance
(dollars in thousands)	2010	2009	Dollar	Percent

Loans delinquent 90 days or more and still accruing	$-	$151	$(151)	-100.00%

Non-Accruing Loans
Commercial real estate	$14,160	$11,035	$3,125	28.32%
Residential 1-4 family	1,310	1,147	163	14.21%
Home equity lines of credit	320	320	-	0.00%
Farmland	2,936	-	2,936	100.00%
Commercial and industrial	4,610	8,429	(3,819)	-45.31%
Agriculture	706	3,172	(2,466)	-77.74%
Construction	2,454	3,838	(1,384)	-36.06%
Land	8,284	10,182	(1,898)	-18.64%
Installment	286	47	239	508.51%

Total non-accruing loans	$35,066	$38,170	$(3,104)	-8.13%

Other real estate owned	$4,953	$946	$4,007	423.57%

Total non-performing assets	$40,019	$39,267	$752	1.92%

Ratio of allowance for credit losses to total gross loans	3.17%	1.97%
Ratio of allowance for credit losses to total non-performing loans	63.12%	37.50%
Ratio of non-performing loans to total gross loans	5.03%	5.26%
Ratio of non-performing assets to total assets	3.96%	4.15%

At June 30, 2010 the balance of non-accruing loans was approximately $35.1 million or $3.1 million lower than that reported at December 31, 2009.  Year to date changes in non-accruing balances can be attributed in part to Management’s work-through of problem credits during 2010.  While a significant portion of these balances were charged-off, the Bank saw approximately $3.7 million in balances return to accruing status following the Bank’s efforts to work with certain borrowers to bring resolution to problem credits.  Additionally, the Bank transferred approximately $5.0 million to OREO status and is actively marketing such assets for eventual sale.  The Bank also received approximately $9.7 million in principal payments on non-accruing loans during the first six months of 2010, primarily the result of collateral liquidations.

Non-performing assets totaled approximately $40.0 million at June 30, 2010, approximately $0.8 million higher than that reported at December 31, 2009.

Heritage Oaks Bancorp | -60 -

Management’s Discussion and Analysis

The following table reconciles the change in non-accruing balances for the six months ended June 30, 2010:

	Balance	Additions to		Transfers	Returns to		Balance
	December 31,	Non-Accruing	Net	to Foreclosed	Preforming		June 30,
(dollars in thousands)	2009	Balances	Paydowns	Collateral	Status	Charge-offs	2010
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	1,147	458	(11)	-	-	(284)	1,310
Home equity line of credit	320	-	-	-	-	-	320
Commercial	11,035	11,806	(2,555)	(234)	(3,305)	(2,587)	14,160
Farmland	-	3,810	(62)	(577)	-	(235)	2,936
Commercial
Commercial and industrial	8,429	6,020	(629)	(10)	(381)	(8,819)	4,610
Agriculture	3,172	825	(2,082)	-	-	(1,209)	706
Other	-	-	-	-	-	-	-
Construction
Single family residential	940	-	-	-	-	(219)	721
Single family residential - Spec.	683	1,250	-	(538)	-	(145)	1,250
Tract	2,215	-	(1,646)	(363)	-	(206)	-
Multi-family	-	900	-	-	-	(417)	483
Hospitality	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Land	10,182	4,949	(2,661)	(3,226)	-	(960)	8,284
Installment loans to individuals	47	387	(5)	(35)	-	(108)	286
All other loans	-	-	-	-	-	-	-

Totals	$38,170	$30,405	$(9,651)	$(4,983)	$(3,686)	$(15,189)	$35,066
The following provides additional information regarding non-accruing loan balances as of June 30, 2010:

Real Estate Secured – Commercial (“CRE”)

The majority of balances within this category can be attributed to nine loans to eight borrowers, totaling approximately $12.2 million, representing 86.3% of non-accruing CRE balances.  The Bank added approximately $11.8 million in balances to non-accruing status within this category during the first six months of 2010.  Approximately $8.6 million of the increase can be attributed to three loans to two borrowers of which approximately $1.5 million has since been charged-off.   Payments received and applied to principal totaled approximately $2.6 million, the majority of which relates to the liquidation of collateral on several loans.  The following provides a break-down of significant non-accruing CRE balances as of June 30, 2010:

•
Approximately $1.4 million can be attributed to one loan in which the Bank is working with the borrower to bring it current.  Recent data suggests that the borrower’s financial condition is currently sound.  The borrower is also working to sell other assets to pay-down the loan.

•
Two loans made to two separate borrowers totaling approximately $1.8 million that the Bank has restructured.  A third party has expressed interest in assuming responsibility for one of these notes.  The Bank is pursuing judicial foreclosure on the other loan.

•	One loan totaling approximately $0.7 million. The Bank is currently pursuing foreclosure on the underlying collateral.
•
One loan totaling approximately $3.4 million.  As previously discussed, the borrower is currently seeking alternative financing to pay-down their outstanding obligation to the Bank.  However, the Bank is proceeding with the foreclosure process.

•
One loan in the amount of $3.7 million.  The borrower is currently paying on the note and is working with the Bank to bring about a resolution.  A recent appraisal indicates significant value in the underlying collateral to cover the Bank’s recorded investment in the loan.

•	Two loans to one borrower in the approximate amount of $1.0 million. The Bank is currently pursuing foreclosure on the underlying collateral.
•	One loan in the amount of $0.4 million. The Bank is currently in the process of foreclosing on the underlying collateral securing this loan.

Heritage Oaks Bancorp | - 61 -

Management’s Discussion and Analysis

Commercial and Industrial (“C&I”)

Non-accruing C&I balances totaled approximately $4.6 million, the majority of which can be attributed to six loans to four borrowers in the aggregate amount of $2.7 million or 57.6% of C&I non-accruing balances.  During the first six months of 2010 the Bank charged-off approximately $8.8 million in C&I balances, contributing significantly to the year to date decline within this category.  Approximately $3.6 million or 41.3% of C&I charge-offs are attributable to one loan.  Although the Bank’s position is well secured, continued concerns about certain circumstances surrounding the borrower led the Bank to further write-down the loan.  Payments received and applied to principal totaled approximately $0.7 million during the first six months of 2010.  Additions of $6.0 million to non-accruing status within this category can be attributed to smaller business lines of credit that were subsequently charged-off during the same period.  The following provides a break-down of significant non-accruing C&I balances as of June 30, 2010:

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

•	One loan in the approximate amount of $0.4 million contains an SBA guarantee. Physical collateral has been repossessed and is in the process of being liquidated.
•	One loan in the approximate amount of $1.3 million. The Bank is currently working with the borrower to bring about a resolution.

Construction

Non-accruing construction balances totaled approximately $2.5 million at June 30, 2010, approximately $1.4 million lower than that reported at December 31, 2009.  Balances within this category are primarily comprised of three loans to three borrowers. The Bank is currently in the process of foreclosing on collateral securing two loans within this category, while property securing the third loan is currently in escrow with an expected close date of sometime within the third quarter of 2010.  During the first six months of 2010 the Bank received approximately $1.6 million in principal payments, primarily from the liquidation of collateral securing loans within this category.  The Bank also moved approximately $0.9 million in non-accruing construction balances to OREO status during the first six months of 2010.  Construction charge-offs totaled approximately $1.0 million and are primarily the result of updated valuations on underlying collateral securing loans within this category.

Land

Non-accruing land balances totaled approximately $8.3 million, down approximately $1.9 million from that reported at December 31, 2009.  Although the Bank placed approximately $4.9 million in land balances on non-accruing status during the first six months of 2010, the Bank also received approximately $2.7 million in principal payments from the liquidation of collateral.  During the first six months of 2010, the Bank also moved approximately $3.2 million in land balances to OREO status, the majority of which can be attributed to collateral formerly securing one loan.  Charge-offs of $1.0 million within this category can be attributed to updated valuations on underlying collateral securing loans within this category.  The Majority of non-accruing land balances at June 30, 2010 can be attributed to three loans to three borrowers totaling approximately $7.3 million or 88.1% of total non-accruing land loans.  The following provides a break-down of these balances as of June 30, 2010:

•	One loan totaling approximately $1.1 million. The Bank is working with the borrower to liquidate the collateral and pay-down the loan.
•
One loan totaling approximately $1.9 million secured by land for hospitality construction in the Bank’s primary market area.  The Bank is currently in the process of foreclosing on the collateral securing the loan.

•
One loan in the amount of $4.3 million is secured by land for tract development in the Bank’s primary market area.  Although the borrower is currently seeking alternative financing from other financial institutions to pay-down the loan, the Bank has begun the foreclosure process.

Agriculture

Non-accruing agriculture balances totaled approximately $0.7 million at June 30, 2010, down approximately $2.5 million from that reported at December 31, 2009.  The primary factor behind the year to date decline within this category can be attributed to proceeds received from the sale of collateral securing one loan and the subsequent charge-off of the remaining balance of the loan.  The Bank is currently pursuing foreclosure on collateral securing two loans to one borrower within this category.  The aggregate balance of these loans at June 30, 2010 was approximately $0.3 million.

Heritage Oaks Bancorp | - 62 -

Management’s Discussion and Analysis

At June 30, 2010, substantially all non-accruing balances were carried at their current estimated fair values.

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of June 30, 2010:

For the six months ended
(dollars in thousands)	June 30, 2010
Balance December 31, 2009	$946
Additions	4,987
Dispositions	(775)
Write-downs	(205)

Balance June 30, 2010	$4,953

At June 30, 2010, OREO balances totaled approximately $5.0 million, approximately $4.0 million higher than that reported at December 31, 2009.  During the first six months of 2010 the Bank transferred approximately $5.0 million to OREO.  Of the additions during 2010, approximately $2.4 million can be attributed to collateral formerly securing four loans to one borrower in the construction and land segment of the loan portfolio.  These properties are in escrow and are expected to close sometime in the second half of 2010.  Another property booked for approximately $0.5 million is also in escrow and is expected to close in the third quarter of 2010.  Write-downs on OREO of $0.2 million occurred in the first quarter of 2010 and were the result of updated appraisal information on two properties.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $62.0 million and $40.7 million at June 30, 2010 and December 31, 2009, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  Cash and cash equivalents were substantially higher than that reported at December 31, 2009 due in large part to the proceeds the Company received from the close of its March 2010 private placement as well as deposit growth during the first six months of 2010.  For additional information related to the Company’s March 2010 private placement, please see Note 10. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

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

The table below summarizes the year to date change in the balances of other earning assets as of June 30, 2010:

	June 30,	December 31,	Variance
(dollars in thousands)	2010	2009	dollar	percentage
Interest bearing due from banks	$38,682	$17,046	$21,636	126.93%
Federal funds sold	5,500	4,350	1,150	26.44%
Interest bearing deposits other financial institutions	119	119	-	0.00%
Securities available for sale	192,904	121,180	71,724	59.19%
Federal Home Loan Bank stock	5,611	5,828	(217)	-3.72%

Total other earning assets	$242,816	$148,523	$94,293	63.49%

Heritage Oaks Bancorp | - 63 -

Management’s Discussion and Analysis

Federal Funds Sold and Interest Bearing Due from Federal Reserve

As of June 30, 2010, the total of federal funds sold and interest bearing due from balances was approximately $44.2 million or $21.6 million higher than that reported at December 31, 2009.  Although the balance of federal funds sold and interest bearing due from can vary significantly from day to day as a result of many factors, including the liquidity needs of the Bank’s depositors, the year to date increase, as previously mentioned, is mainly attributable to funds received upon completion of the Company’s March 2010 private placement as well as a year to date increase in deposit balances, resulting in excess funds available for short-term overnight investment.

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

At June 30, 2010, the balance of the investment portfolio was approximately $192.9 million or $71.7 million higher than that reported at December 31, 2009.  The change in the balance of the portfolio can be attributed in large part to purchases the Bank made during the first six months of the year in the aggregate amount $83.4 million, principal pay downs on mortgage related securities totaling approximately $10.3 million and proceeds from the sale, call and maturity of investments totaling approximately $2.5 million.  During the three months ended June 30, 2010 the Bank recorded a net pre-tax loss of approximately $97 thousand on the sale of various investment securities.  No sales of investment securities occurred in the first quarter of 2010.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At June 30, 2010 the securities portfolio had net unrealized losses, net of taxes of approximately $24 thousand, a decrease of approximately $1.1 million from that reported at December 31, 2009.  Changes in the fair value of the investment portfolio in the last two years can be attributed in part to extreme market turbulence, stemming in part from continued weakened economic conditions and uncertain market conditions.

During the last two years, the credit markets came under significant duress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Bank’s portfolio was not immune to this.  Although substantially all of the Bank’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market, the inability of many consumers to meet their mortgage related obligations, and the strong need for liquidity during the last two years have, among other things, been influential in placing pressure on the prices of these types of securities.

At June 30, 2010, the Bank owned ten Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $19.1 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Bank owns with the exception of one mezzanine bond (subordinate).  At June 30, 2010, five bonds with an aggregate fair value of approximately $9.8 million remained below investment grade.  All five of these bonds are in senior or super senior tranche positions of their respective deals, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support. As more fully disclosed in Note 2. Investments, of the consolidated financial statements filed on this Form 10-Q, during the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those mentioned in the previous paragraph.  Based on that analysis, the Company determined four securities to be other than temporarily impaired.  As a result, the Bank realized approximately $372 thousand in aggregate pre-tax losses related to these securities during the fourth quarter of 2009.  During the second quarter of 2010 the Bank sold one of the four securities mentioned above in an effort to take advantage of current, more favorable, market pricing.  The Bank recognized a loss of approximately $150 thousand on the sale of this security.  The loss recognized on the sale of this security was due to changes in market pricing.

The Company continues to engage an independent third party to review these same securities for additional OTTI on a quarterly basis.  The results of those analyses indicate there was no additional OTTI on these securities during the first six months of 2010.  The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

Heritage Oaks Bancorp | - 64 -

Management’s Discussion and Analysis

The Bank continues to perform regular extensive analyses on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of June 30, 2010, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

All PMBS the Bank owns are in senior or super senior tranche positions of their respective deals, except for one mezzanine bond, meaning that the Bank has priority in cash flows and has subordinate tranches below its position providing credit support.  The more credit support or enhancement, the more protection is provided from possible losses on non-performing collateral.  Credit support on PMBS the Bank owns has increased from the time of purchase through June 30, 2010, except for one bond.  As the Bank receives cash flow on its senior positions and principle is reduced quicker than default losses are applied to the subordinate positions, the credit enhancement percentage grows.

The majority of the Bank’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At June 30, 2010 approximately $147.0 million or 89.2% of the Bank’s mortgage related securities were issued by a government agency such as those listed above.

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

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on among other things the current liquidity needs of the Bank.  At June 30, 2010 and December 31, 2009, the Bank held approximately $5.6 million and $5.8 million in FHLB stock, respectively.  The year to date decline in the balance of FHLB stock can be attributed to redemptions of approximately $0.2 million occurring in the second quarter of 2010.

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of June 30, 2010:

					Variance Exclusive of
	June 30,	December 31,	Variance		Volatile Balances
(dollars in thousands)	2010	2009	dollar	percentage	dollar	percentage
Non-interest bearing demand	$182,846	$174,635	$8,211	4.70%	$15,300	8.76%
Interest bearing demand	68,295	77,765	(9,470)	-12.18%	(9,735)	-12.52%
Savings	26,844	27,166	(322)	-1.19%	(322)	-1.19%
Money market	284,118	259,671	24,447	9.41%	34,679	13.35%
Time deposits	232,630	224,998	7,632	3.39%	7,632	3.39%

Total retail deposits	794,733	764,235	30,498	3.99%	47,554	6.22%

Brokered time deposits	100	10,230	(10,130)	-99.02%	(10,130)	-99.02%
Brokered money market funds	1,000	1,000	-		-	0.00%

Total brokered deposits	1,100	11,230	(10,130)	-90.20%	(10,130)	-90.20%

Total deposits	$795,833	$775,465	$20,368	2.63%	$37,424	4.83%

Heritage Oaks Bancorp | - 65 -

Management’s Discussion and Analysis

Deposits

As indicated in the table above total deposit balances at June 30, 2010 were approximately $795.8 million.  This represents an increase of approximately $20.4 million when compared to that reported at December 31, 2009.  Higher core deposit balances during 2009 allowed the Bank to rely less on wholesale funding and brokered deposits.  At June 30, 2010 brokered deposits totaled $1.1 million, representing a decline of approximately $10.1 million from that reported at December 31, 2009.

During the first six months of 2010, the Bank saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $21.4 million from that reported at December 31, 2009.

Volatile Deposits

The Bank monitors the balance of various accounts that it considers to be volatile for a variety of reasons and provides this data to the Board of Directors on a regular basis.  Accounts may be added to or removed from the volatile liability dependency report when, based on Management’s judgment, it is determined that these funds are not suitable for any form of long term investment or that the risk associated with these funds leaving the Bank has become minimal.  Typically a material change in the balances of these accounts is reflected in the balance of federal funds sold and/or interest bearing due from Federal Reserve.  At June 30, 2010, the aggregate balance of deposits the Bank considers to be volatile was approximately $14.6 million or $17.1 million lower than that reported at December 31, 2009.  Although these accounts are deemed to be volatile, the Bank considers a significant majority of these accounts to be core relationships.

The following table provides a summary of the deposit balances the Bank considers to be volatile as of June 30, 2010 and December 31, 2009:

		Percent of		Percent of
	June 30,	Total	December 31,	Total	Dollar
(dollars in thousands)	2010	Deposits	2009	Deposits	Variance
Non-interest bearing demand	$10,886	1.4%	$17,975	2.3%	$(7,089)
Interest bearing demand	2,843	0.4%	2,578	0.3%	265
Money market	881	0.1%	11,113	1.4%	(10,232)

Total volatile deposits	$14,610	1.9%	$31,666	4.0%	$(17,056)

The year to date decline in balances the Bank considers to be volatile can be attributed to declines in volatile non-interest bearing demand and money market funds balances of approximately $17.3 million.  Volatile balances have declined within these categories in part due to customer intent to place these funds in other investment vehicles with other institutions.  It should be noted the customers that hold the non-interest bearing deposits engage in mortgage related activities.  Management and the Board of Directors are aware that as conditions in the market change these relationships will be impacted.

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

Heritage Oaks Bancorp | - 66 -

Management’s Discussion and Analysis

At June 30, 2010, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Bank had outstanding as of June 30, 2010:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Advance Type	Date
$10,000	2.89%	Fixed	9/16/2010
35,000	0.21%	Adjustable	1/31/2011
20,000	0.27%	Variable	Open

$65,000	0.64%

As evidenced in the table above, the balance of FHLB borrowing as of June 30, 2010 was $65.0 million, unchanged from the balance reported at December 31, 2009.

On September 17, 2004, the Bank issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.  The letter of credit was renewed in July 2009 and will expire in September 2010.  The letter of credit was undrawn as of June 30, 2010.

Capital

At June 30, 2010, the balance of stockholders’ equity was approximately $133.4 million.  This represents an increase of approximately $49.6 million over that reported at December 31, 2009.  The year to date change in capital is due primarily to $60.0 million in gross proceeds the Company raised in its March 2010 private placement. Additionally, the year to date change is also attributed to net losses of $7.2 million, the impact of year-to-date share-based compensation expense in the amount of $0.2 million, dividends paid and accrued on Series A Senior Preferred stock in the amount of $0.5 million, proceeds from the exercise of options in the amount of $42 thousand and a decline in the balance of accumulated other comprehensive loss in the amount of $1.1 million.

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million.  In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock.  The second closing was later completed in the second quarter of 2010. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The total number of common shares issued in the conversion was 17,279,995. For additional information regarding the Company’s private placement, please see Note 10. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

U.S. Treasury CPP Series A Senior Preferred Stock

On March 20, 2009, the Company issued $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP. Pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued under the CPP qualifies as Tier I Capital.  Under the terms of the CPP, the Company is required to pay dividends on the Senior Preferred Stock in an amount equal to 5% per annum for five years and 9% per annum thereafter.  Dividends are cumulative and payable quarterly.  In the second quarter of 2010, the Company notified the U.S. Treasury that pursuant to a Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco, the Company was required to defer dividend payments on its Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.

Heritage Oaks Bancorp | - 67 -

Management’s Discussion and Analysis

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

For additional information regarding the Company’s Series A Senior Preferred Stock and its participation in the CPP, see Note 11 of the consolidated financial statements filed on this Form 10-Q.

Dividends

During the first six months of 2010, the Company paid a dividend of approximately $0.3 million on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP.  The payment of this dividend occurred in the first quarter of 2010.

As mentioned above, the Company, pursuant to a Written Agreement between it and Federal Reserve Bank of San Francisco was required to defer dividends payments on the Senior Preferred Stock issued to the U.S. Treasury under the CPP.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.

The Company paid no dividends on its common stock during the first six months of 2010.

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

On September 20, 2007, the Company issued $5.2 million of Junior Subordinated Deferrable Interest Debentures to Heritage Oaks Capital Trust III (“Trust III”), a statutory trust created under the laws of the State of Delaware.  The Company used the proceeds from the issuance to assist in the acquisition of Business First, for general corporate purposes, and for capital contributions to the Bank for growth.

In June 2010 the Company announced it had used $3.3 million of the $4.0 million in proceeds received from the second closing of its March 2010 private placement to repurchase the $5.0 million in face amount trust preferred securities issued by Heritage Oaks Capital Trust III, and the related junior subordinated debentures issued by the Company. The repurchase resulted in a pre-tax gain of approximately of $1.7 million. The repurchase was made pursuant to the non-objection of the Federal Reserve Bank of San Francisco and approval of the United States Treasury Department.  The Company intends to dissolve Heritage Oaks Capital Trust III in the second half of 2010.

At June 30, 2010, the Company had at total of $8.2 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding.  As mentioned in the preceding paragraphs, these securities have been issued to Trust II.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in Trust II, totaling $248 thousand.  The balance of the equity of Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Trust II is payable quarterly and varies at 3-month LIBOR plus 1.72%.

The following table provides a summary of the securities the Company has issued to Trust II as of June 30, 2010:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.01%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%

Heritage Oaks Bancorp | - 68 -

Management’s Discussion and Analysis

The Company has the right under the indenture to defer interest payments for a period not to exceed twenty consecutive quarterly periods (each an “Extension Period”) provided that no extension period may extend beyond the maturity of the debt securities.  If the Company elects to defer interest payments pursuant to terms of the agreements, then the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company’s capital stock, or (ii) make any payment of principal or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the Debt Securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock.  The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreement.

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trust II into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.  At June 30, 2010, the Company included $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At June 30, 2010, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments and other obligations, such as the payment of dividends on the preferred stock issued to the U.S. Treasury, for approximately 5.5 years without dividends from subsidiaries.  However, in the second quarter of 2010, the Company, in order to comply with the terms of the Written Agreement entered into with the Federal Reserve Bank of San Francisco, was required to defer interest payments on its trust preferred securities. For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.

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

The following table provides a summary of Company and Bank regulatory capital ratios at June 30, 2010 and 2009:

	Regulatory Standard		June 30, 2010		June 30, 2009
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	11.89%	11.34%	10.87%	10.33%
Tier I capital to risk weighted assets	4.00%	6.00%	15.19%	14.44%	11.95%	11.23%
Total risk based capital to risk weighted assets	8.00%	10.00%	16.46%	15.71%	13.20%	12.49%

Heritage Oaks Bancorp | - 69 -

Management’s Discussion and Analysis

Regulatory capital ratios as of June 30, 2010 fully reflect the $60.0 million in gross proceeds the Company raised through the issuance of Series B and Series C Preferred Stock in a private placement during the first six months of 2010. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The conversion of preferred to common stock is fully reflected in the capital ratios above. Following the receipt of proceeds from the private placement, the Company down-streamed $48.0 million to the Bank as Tier I capital.  These regulatory ratios also fully reflect the issuance of $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of the Company’s participation in the U.S. Treasury’s CPP.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At June 30, 2010, these credit lines totaled $15.0 million and the Bank had no borrowings against those lines.  As previously mentioned the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of approximately $69.0 million at June 30, 2010.  Additionally, the Bank has established and tested a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Bank at the time of a transaction.

The Bank manages liquidity by maintaining a majority of the investment portfolio in Interest Bearing Due from Federal Reserve and other liquid investments.  Most of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of June 30, 2010, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 30.83% at June 30, 2010 compared to 20.50% at December 31, 2009.  At June 30, 2010, the Bank was within its internal guideline for liquidity.  As of June 30, 2010 the fair market value of the Bank’s investment portfolio was approximately $192.9 million, of which approximately $7.5 million was pledged to secure public deposits and other purposes.  The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was 87.6% at June 30, 2010 compared to 94.0% at December 31, 2009 both of which are and were within the Bank’s policy guidelines.

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

Heritage Oaks Bancorp | - 70 -

Management’s Discussion and Analysis

In the ordinary course of business, the Bank is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 11 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2009 Annual Report filed on Form 10-K.

In connection with the $8.2 million in debt securities discussed under “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Heritage Oaks Bancorp | - 71 -

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2010 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of June 30, 2010, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$42,971	$43,333	$43,315	$43,259	$43,347

$ Change from base	$(344)	$18	$-	$(56)	$32

% Change from base	-0.79%	0.04%	0.00%	-0.13%	0.07%

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

Heritage Oaks Bancorp | - 72 -

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at June 30, 2010:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$234,498	33.6%
Variable other than daily	330,039	47.4%
Fixed rate	132,639	19.0%

Total gross loans	$697,176	100.0%

The table above identifies approximately 33.6% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2010, approximately $564.5 million or 81.0% of the Bank’s loan portfolio is considered variable.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$358,265	51.4%
1-3 Years	188,865	27.1%
3-5 Years	105,904	15.2%
> 5 Years	44,142	6.3%

Total gross loans	$697,176	100.0%

The following table provides a summary of the loans the Bank can expect to see come off their floors if the Prime rate were to increase by the amounts identified below as of June 30, 2010:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$850	$10,366	$56,457	$116,342
Variable other than daily	2,440	15,656	62,903	175,816

Cumulative total variable at floor	$3,290	$26,022	$119,360	$292,158

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Heritage Oaks Bancorp | - 73 -

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

Gardality v. Heritage Oaks Bank, et al.  San Diego County Sup. Ct. Case no. 37-2010-00055218-CU-NC. Plaintiff has sued the Bank and 157 other defendants.  The pleading indicates the plaintiff’s claim is connected to funds he borrowed from Estate Financial, Inc. (“EFI”) as the developer of a real estate project.  EFI was a customer of the Bank and is now a debtor in a bankruptcy proceeding.  The complaint is poorly written and legally deficient to the point where it is impossible to determine the nature or validity of the claim.  The Bank had no contact with the plaintiff prior to service of the complaint and believes that plaintiff’s action against it is without merit.  The matter has been tendered to the Bank’s insurance carrier and the Bank is actively defending the case.  The Bank currently anticipates a favorable outcome to the matter and does not expect the litigation to have any significant financial impact to the Bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of June 30, 2010.

Item 1A.  Risk Factors

During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2009 Annual Report filed on Form 10-K in response to Item A to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

Information required by this item is incorporated here by reference to the Company’s 8-K filings with the SEC on March 10, 2010, March 12, 2010 and June 10, 2010, Commission File Number 000-25020.

Purchases of Equity Securities

None.

Heritage Oaks Bancorp | - 74 -

Item 3.  Defaults upon Senior Securities

(a)	None.

(b)
In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.  As of June 30, 2010, the Company has deferred one dividend payment on its Series A Senior Preferred Stock totaling approximately $0.3 million.

Item 4.  (Removed and Reserved)

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

Heritage Oaks Bancorp | - 75 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: August 9, 2010

/s/ Lawrence P. Ward
Lawrence P. Ward
President
Chief Executive Officer
(Principal Executive Officer)

/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Heritage Oaks Bancorp | - 76 -