Form 10-Q/A
period 2010-06-30
HERITAGE OAKS BANCORP
filed 2010-09-24
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Heritage Oaks Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2010 that was originally filed with the Securities and Exchange Commission on August 9, 2010 (the “Original Filing”).  As disclosed in the Company’s Form 8-K filing dated September 24, 2010, the Company is filing this Amendment No. 1 to reflect the change in its accounting treatment of the Series B Preferred Stock and to provide additional disclosure regarding the Series C Preferred Stock it issued in its March 2010 private placement.  Upon reevaluating the accounting for the transaction, the Company determined it did not account for the contingent beneficial conversion feature of the Series B Preferred Stock and as such has revised its consolidated financial statements and the notes thereto as of and for the period ended June 30, 2010.  The Company also revised the related Management’s Discussion and Analysis of Financial Condition and Results of Operations.  These revisions are included in this Amendment No. 1.

The revised accounting relates to the intrinsic value of the contingent beneficial conversion feature of the Series B Preferred Stock and the additional disclosure of the contingent beneficial conversion feature of the Series C Preferred Stock.  As more fully disclosed in Note 11. Preferred Stock, the Company issued a total of 56,160 shares of Series B Preferred Stock and 1,189,538 shares of its Series C Preferred Stock for total gross proceeds of approximately $60.0 million.  On March 10, 2010 (the “commitment date”), the date the Company made a firm commitment to issue the Series B and Series C Preferred Stock, the price of the Company’s common stock at the close of the market was $3.45 per share compared to the $3.25 per common share conversion price of the Series B and Series C Preferred Stock.  This $0.20 difference between the market value of the Company’s common stock and conversion price on the commitment date represented a contingent beneficial conversion feature of the Series B and Series C Preferred Stock of approximately $3.5 million, and $238 thousand, respectively.

The conversion of the Series B Preferred Stock as of the commitment date was contingent upon the approval of the Company’s common shareholders of additional authorized common shares sufficient to convert the Series B Preferred Stock to common stock and the approval of the issuance of common stock on conversion of the Series B Preferred Stock under NASDAQ rules.  Such approvals were received during the second quarter of 2010 at which time the Company should have recorded the beneficial conversion feature related to the Series B Preferred Stock.

The conversion of the Series C Preferred Stock as of the commitment date was contingent upon the approval of the Company’s common shareholders to approve the contingent conversion of Series C Preferred Stock to common stock, under NASDAQ rules, upon the transfer of the Series C Preferred Stock from the investor to an unaffiliated third party.  Approval of the contingent conversion of Series C Preferred Stock was received during the second quarter of 2010; however conversion of Series C Preferred Stock remains contingent upon the transfer from the investor to an unaffiliated third party.  Therefore, the contingent beneficial conversion feature related to the Series C Preferred Stock has not resulted in any accounting adjustment, rather it will represent a disclosure item in the Company’s financial statements until such time that the contingency is removed.

The Company’s revised financial statements filed on this Form 10-Q/A as of and for the three and six month periods ended June 30, 2010 reflect the impact of the recognition of the beneficial conversion feature on the Series B Preferred Stock.  The initial recognition of the beneficial conversion feature on the Series B Preferred Stock is accomplished through the establishment of a discount on Series B Preferred Stock and a corresponding increase in additional paid in capital.  These adjustments also reflect the recognition of the immediate accretion of the discount on Series B Preferred Stock through retained earnings which should have occurred on June 11, 2010, the date the Company converted the outstanding Series B Preferred Stock to common stock.

The calculation of net loss applicable to common shareholders and basic earnings per share for the three and six months ended June 30, 2010 to properly reflect the accretion of the Series B Preferred Stock discount is shown in the tables below:

	For the three months ending,
		Accretion of
		beneficial conversion
	June 30, 2010	discount on Series B	June 30, 2010
(dollar amounts in thousands except per share data)	As reported	Preferred Stock	Restated
Net loss	$(5,835)		$(5,835)
Less: dividends and accretion on preferred stock	(353)	(3,456)	(3,809)
Net loss applicable to common shareholders	$(6,188)		$(9,644)
Weighted average shares outstanding	11,250,989		11,250,989
Basic loss per share	$(0.55)		$(0.86)

	For the six months ending,
		Accretion of
		beneficial conversion
	June 30, 2010	discount on Series B	June 30, 2010
(dollar amounts in thousands except per share data)	As reported	Preferred Stock	Restated
Net loss	$(7,174)		$(7,174)
Less: dividends and accretion on preferred stock	(704)	(3,456)	(4,160)
Net loss applicable to common shareholders	$(7,878)		$(11,334)
Weighted average shares outstanding	9,492,421		9,492,421
Basic loss per share	$(0.83)		$(1.19)

As previously mentioned, the Company adjusted the balances of additional paid in capital and retained earnings to properly reflect the issuance of the Series B Preferred Stock as well as the immediate accretion of the Series B Preferred Stock discount as of the date the Company converted the Series B Preferred Stock to common stock. The table below reflects the impact of those adjustments at June 30, 2010:

	June 30, 2010
	Additional Paid	Retained
(dollar amounts in thousands)	in Capital	Earnings
Balance as of June 30, 2010, as previously reported	$3,430	$5,529
Increase in additional paid in capital / (accretion) of beneficial conversion discount on Series B Preferred Stock	$3,456	$(3,456)
Balance as of June 30, 2010, as adjusted	$6,886	$2,073

This Amendment No. 1 on Form 10-Q/A amends:

Part I. Financial Information
Item 1. Consolidated Financial Statements (un-audited, except for Balance Sheet as of 12/31/2009)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures

This Amendment No. 1 includes the Original Filing in its entirety and the Company is only amending those portions affected by the revisions described above. The only exhibits included with this Amendment No. 1 are Exhibits 31.1 and 32.1 related to the certifications by the principal executive officer and the principal financial officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

The Company also reassessed the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the quarter ended June 30, 2010, Management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010. However, Management believes that the consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles in all material respects.

Heritage Oaks Bancorp | - 4 -

Part I.  Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets
		(audited)
	June 30,	December 31,
(dollars in thousands except per share data)	2010	2009

Assets
Cash and due from banks	$17,849	$19,342
Interest bearing due from banks	38,682	17,046
Federal funds sold	5,500	4,350
Total cash and cash equivalents	62,031	40,738

Interest bearing deposits with other banks	119	119
Securities available for sale	192,904	121,180
Federal Home Loan Bank stock, at cost	5,611	5,828
Loans held for sale	9,429	9,487
Loans, net of deferred fees of $1,698 and $1,825 and allowance for loan loss of $22,134 and $14,372 at June 30, 2010 and December 31, 2009, respectively.	673,344	712,482
Property, premises and equipment, net	6,410	6,779
Deferred tax assets	19,174	10,553
Bank owned life insurance	12,811	12,549
Goodwill	11,049	11,049
Core deposit intangible	2,385	2,642
Other real estate owned	4,953	946
Other assets	10,302	10,825

Total assets	$1,010,522	$945,177

Liabilities
Deposits
Demand, non-interest bearing	$182,846	$174,635
Savings, NOW, and money market deposits	380,257	365,602
Time deposits of $100 or more	116,372	117,420
Time deposits under $100	116,358	117,808
Total deposits	795,833	775,465

Short term FHLB borrowing	65,000	65,000
Junior subordinated debentures	8,248	13,403
Other liabilities	8,091	7,558

Total liabilities	877,172	861,426

Commitments and contingencies	-	-

Stockholders' Equity
Series A senior preferred stock, $1,000 per share stated value, 21,000 shares issued and outstanding	19,610	19,431
Series C preferred stock, $3.25 per share stated value, 1,189,538 shares issued and outstanding	3,608	-
Common stock, no par value; 100,000,000 shares authorized, issued and outstanding 25,062,682 and 7,771,952 as of June 30, 2010 and December 31, 2009, respectively.	101,197	48,747
Additional paid in capital	6,886	3,242
Retained earnings	2,073	13,407
Accumulated other comprehensive loss, net of tax benefit of $17 and $752 as of June 30, 2010 and December 31, 2009, respectively.	(24)	(1,076)

Total stockholders' equity	133,350	83,751

Total liabilities and stockholders' equity	$1,010,522	$945,177

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income
	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands except per share data)	2010	2009	2010	2009

Interest Income
Interest and fees on loans	$11,429	$11,416	$22,570	$22,563
Interest on investment securities
Mortgage backed securities	1,425	625	2,444	1,173
Obligations of state and political subdivisions	287	208	544	394
Interest on time deposits with other banks	1	1	1	2
Interest on due from Federal Reserve Bank	24	-	52	-
Interest on federal funds sold	1	10	2	17
Interest on other securities	9	9	13	16

Total interest income	13,176	12,269	25,626	24,165

Interest Expense
Interest on savings, NOW and money market deposits	802	839	1,884	1,656
Interest on time deposits in denominations of $100 or more	519	631	1,095	1,175
Interest on time deposits under $100	577	664	1,190	1,228
Other borrowings	138	293	370	697

Total interest expense	2,036	2,427	4,539	4,756

Net interest income before provision for possible loan losses	11,140	9,842	21,087	19,409

Provision for possible loan losses	16,100	2,700	21,300	4,810

Net interest (loss) / income after provision for possible loan losses	(4,960)	7,142	(213)	14,599

Non Interest Income
Fees and service charges	614	752	1,239	1,464
(Loss) / gain on sale of investment securities	(97)	-	(97)	122
Gain / (loss) on sale of OREO	62	(104)	62	(131)
Gain on sale of furniture fixtures and equipment	58	-	58	-
Gain on sale of SBA loans	209	-	209	-
Gain on extinguishment of debt	1,700	-	1,700	-
Other	1,067	852	2,028	1,705

Total non interest income	3,613	1,500	5,199	3,160

Non Interest Expenses
Salaries and employee benefits	4,351	3,745	8,729	7,548
Equipment	370	376	698	701
Occupancy	941	826	1,874	1,678
Other	3,166	3,067	6,393	5,512

Total non interest expenses	8,828	8,014	17,694	15,439

(Loss) / income before provision for income taxes	(10,175)	628	(12,708)	2,320

(Benefit) / provision for income taxes	(4,340)	121	(5,534)	711

Net (loss) / income	(5,835)	507	(7,174)	1,609

Dividends and accretion on preferred stock	3,809	250	4,160	261

Net (loss) / income applicable to common shareholders	$(9,644)	$257	$(11,334)	$1,348

(Loss) / Earnings Per Common Share
Basic	$(0.86)	$0.03	$(1.19)	$0.17
Diluted	$(0.86)	$0.03	$(1.19)	$0.17

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

							Accumulated
		Common Stock		Additional			Other	Total
	Preferred	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Shares	Amount	Capital	Income	Earnings	Income/(loss)	Equity
Balance, December 31, 2009	$19,431	7,771,952	$48,747	$3,242		$13,407	$(1,076)	$83,751

Issuance of 56,160 shares of Series B preferred stock	52,408							52,408
Discount on Series B preferred stock	(3,456)			3,456				-
Conversion of Series B preferred stock to common stock	(52,408)	17,279,995	52,408					-
Issuance of 1,189,538 shares of Series C preferred stock	3,608							3,608
Accretion on Series A preferred stock	179					(179)		-
Accretion on Series B preferred stock	3,456					(3,456)		-
Dividends paid on preferred stock						(262)		(262)
Accrued dividends on preferred stock						(263)		(263)
Exercise of stock options		11,260	42					42
Share-based compensation expense				188				188
Retirement of restricted share awards		(525)
Comprehensive income:
Net loss					$(7,174)	(7,174)		(7,174)
Unrealized security holding gains (net of $695 tax)					995		995	995
Realized loss on sale of securities (net of $40 tax benefit)					57		57	57

Total comprehensive loss					$(6,122)

Balance, June 30, 2010	$23,218	25,062,682	$101,197	$6,886		$2,073	$(24)	$133,350

Balance, December 31, 2008	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of 21,000 shares of Series A Senior preferred stock and common stock warrant	19,152			1,848				21,000
Accretion on Series A preferred stock	101					(101)		-
Dividends paid on preferred stock						(160)		(160)
Exercise of stock options (including $9 excess tax benefit from exercise of stock options)		10,050	46					46
Share-based compensation expense				184				184
Retirement of restricted share awards		(1,575)
Comprehensive income:
Net income					$1,609	1,609		1,609
Unrealized security holding losses (net of $1,027 tax benefit)					(1,469)		(1,469)	(1,469)
Realized gains on sale of securities (net of $50 tax)					72		72	72

Total comprehensive income					$212

Balance, June 30, 2009	$19,253	7,761,553	$48,695	$3,087		$22,768	$(2,489)	$91,314

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 8 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows
	For the six month periods
	ended June 30,
(dollars in thousands)	2010	2009

Cash flows from operating activities:
Net (loss) / income	$(7,174)	$1,609
Adjustments to reconcile net income to net cash provided / (used) by operating activities:
Depreciation and amortization	638	547
Provision for possible loan losses	21,300	4,810
Amortization of premiums / discounts on investment securities, net	591	29
Amortization of intangible assets	257	525
Share-based compensation expense	188	184
Loss / (gain) on sale of available for sale securities	97	(122)
Gain on extinguishment of debt	(1,700)	-
Decrease / (increase) in loans held for sale	58	(3,753)
Net increase in bank owned life insurance	(262)	(212)
(Increase) / decrease in deferred tax asset	(9,356)	12
(Gain) / loss on sale of other real estate owned	(62)	73
Write-downs on other real estate owned	205	131
Increase in other assets	(4,464)	(7,799)
Increase in other liabilities	270	822
Excess tax benefit related to share-based compensation expense	-	(9)

NET CASH PROVIDED / (USED) IN OPERATING ACTIVITIES	586	(3,153)

Cash flows from investing activities:
Purchase of securities, available for sale	(83,443)	(38,553)
Sale of available for sale securities	2,197	4,762
Maturities and calls of available for sale securities	338	1,136
Proceeds from principal reductions and maturities of available for sale securities	10,283	5,410
Purchase of Federal Home Loan Bank stock	-	(705)
Redemption of Federal Home Loan Bank stock	217	-
Decrease / (increase) in loans, net	16,198	(21,991)
Allowance for loan and lease loss recoveries	1,640	22
Purchase of property, premises and equipment, net	(269)	(578)
Proceeds from sale of other real estate owned	837	2,863

NET CASH USED IN INVESTING ACTIVITIES	(52,002)	(47,634)

Cash flows from financing activities:
Increase in deposits, net	20,368	100,468
Proceeds from Federal Home Loan Bank borrowing	-	75,000
Repayments of Federal Home Loan Bank borrowing	-	(119,000)
Decrease in repurchase agreements	-	(2,796)
Decrease in junior subordinated debentures	(3,455)	-
Excess tax benefit related to share-based compensation expense	-	9
Proceeds from exercise of stock options	42	37
Cash dividends paid	(262)	(160)
Proceeds from issuance of preferred stock and common stock warrants, net	56,016	21,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,709	74,558

Net increase in cash and cash equivalents	21,293	23,771

Cash and cash equivalents, beginning of period	40,738	24,571

Cash and cash equivalents, end of period	$62,031	$48,342

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$4,692	$4,836
Income taxes paid	$3,125	$220

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$1,787	$(2,374)
Loans transferred to OREO or foreclosed collateral	$4,987	$8,403
Preferred stock dividends declared not paid	$263	$-
Accretion of preferred stock discount	$3,635	$-
Conversion of preferred stock to common stock	$52,408	$-

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 9 -

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

Heritage Oaks Bancorp | - 11 -

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

Heritage Oaks Bancorp | - 13 -

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

Heritage Oaks Bancorp | - 14 -

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

Heritage Oaks Bancorp | - 15 -

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

During the three and six months ended June 30, 2010, the Company made provisions for loan losses in the amount of $16.1 million and $21.3 million, respectively. This when compared to the $2.7 million and $4.8 million reported for the same periods ended a year earlier, represents an increase of approximately $13.4 million and $16.5 million, respectively.  Elevated provision expenses are reflective of, among other things, additional loan balances charged-off during the six months of 2010, continued weakness in local, state and national economic conditions, the number and dollar volume of loans placed on non-accruing status when compared to historical periods and the downgrade of certain credits within the loan portfolio.

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

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings / (loss) per share for the three and six months ended June 30, 2010 and 2009:

	For the three months ending,
	June 30, 2010		June 30, 2009
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) / income	$(5,835)		$507
Dividends and accretion on preferred stock	(3,809)		(250)

Net (loss) / income applicable to common shareholders	$(9,644)		$257

Weighted average shares outstanding		11,250,989		7,696,027

Basic (loss) / earnings per common share	$(0.86)		$0.03

Dilutive effect of share-based compensation awards		-		94,681
Dilutive effect of common stock warrant		-		76,254
Dilutive effect of mandatorily convertible preferred stock		-		-

Weighted average diluted shares outstanding		11,250,989		7,866,962

Diluted (loss) / earnings per common share	$(0.86)		$0.03

Heritage Oaks Bancorp | - 18 -

Notes to Consolidated Financial Statements

	For the six months ending,
	June 30, 2010		June 30, 2009
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) / income	$(7,174)		$1,609
Dividends and accretion on preferred stock	(4,160)		(261)

Net (loss) / income applicable to common shareholders	$(11,334)		$1,348

Weighted average shares outstanding		9,492,421		7,692,765

Basic (loss) / earnings per common share	$(1.19)		$0.17

Dilutive effect of share-based compensation awards		-		85,606
Dilutive effect of common stock warrant		-		-
Dilutive effect of mandatorily convertible preferred stock		-		-

Weighted average diluted shares outstanding		9,492,421		7,778,371

Diluted (loss) / earnings per common share	$(1.19)		$0.17

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

Heritage Oaks Bancorp | - 23 -

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

Heritage Oaks Bancorp | - 24 -

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

Heritage Oaks Bancorp | - 25 -

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

Heritage Oaks Bancorp | - 26 -

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

The Series B Preferred Stock was mandatorily convertible into common stock, upon the approval by shareholders of the Company’s common stock at a conversion price of $3.25 per common share.  As indicated above, shareholder approval occurred during the second quarter of 2010.  The conversion price of $3.25 per common share was less than the fair market value of the Company’s common stock on March 10, 2010, (the “commitment date”) the date the Company made a firm commitment to issue the Series B Preferred Stock.  The fair market value of the Company’s common stock on the commitment date was $3.45 per share.  Therefore, the Series B Preferred Stock was issued with a contingent beneficial conversion feature that had an intrinsic value equal to the $0.20 per share difference between the share price on the commitment date and the conversion price of the Series B Preferred Stock.  The intrinsic value of the beneficial conversion feature related to the entire Series B Preferred Stock issuance was $3.5 million.  The recognition of the beneficial conversion feature was contingent upon the approval of the Company’s shareholders of the conversion of the Series B Preferred Stock to common stock and thus was recognized in June 2010 when such approval was received at the Company’s annual meeting of shareholders.

Upon conversion of the Series B Preferred Stock the related beneficial conversion feature was recorded in conjunction with the establishment of a discount on the Series B Preferred Stock and a corresponding increase in additional paid in capital.  The immediate accretion of the entire Series B Preferred Stock discount occurred through a charge to retained earnings on June 11, 2010, the date the Company converted the outstanding Series B Preferred Stock to common stock.

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

It should be noted that two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Heritage Oaks Bancorp | - 28 -

Notes to Consolidated Financial Statements

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock to an unaffiliated third party.

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

Heritage Oaks Bancorp | - 29 -

Notes to Consolidated Financial Statements

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

Heritage Oaks Bancorp | - 30 -

Notes to Consolidated Financial Statements

Written Agreement

On March 4, 2010, the Company entered into a written agreement with the FRB (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provides, among other things, that the Company shall not: declare or pay dividends without prior approval of the FRB, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities, incur, increase, or guarantee any debt.  The Company believes it is currently in compliance with all requirements of the Written Agreement, including an update to its capital plan.  The Company has updated its cash flow projections for 2010 and has provided that information to the FRB.

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

Heritage Oaks Bancorp | - 31 -

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q/A (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, the recent fluctuations in U.S. markets resulting, in part, from problems related to sub-prime lending, from the national recession and the recent downturn in the California real estate market, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, as well as economic, political and global changes arising from the war on terrorism, increased profitability, continued growth, the Bank’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of Consent Order and Written Agreement issued by regulatory authorities having oversight of the Bank’s and Company’s operations, financial policies of the United States government and continued weakness in the real estate markets within which we operate. (Refer to the Company’s December 31, 2009 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Heritage Oaks Bancorp | - 32 -

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

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q/A.

Heritage Oaks Bancorp | - 33 -

Management’s Discussion and Analysis

Executive Summary

For the three and six months ended June 30, 2010, the Company reported a net loss applicable to common shareholders of approximately $9.6 million and $11.3 million, respectively.  In the same periods ended a year earlier, the Company reported net income available to common shareholders of approximately $0.3 million and $1.3 million, respectively.  Net loss per diluted common share was ($0.86) for the second quarter of 2010, compared to net income of $0.03 per diluted common share in the same period ended a year earlier.  For the first six months of 2010, the net loss per diluted common share was ($1.19) compared to net income per diluted common share of $0.17 for the same period ended a year earlier.  Operating results for the second quarter and first six months of 2010 were negatively impacted by significantly higher provisions for loan losses when compared to that reported in the same periods a year earlier as well as increased non-interest expenses.  Increased provisions for loan losses can be attributed to several large write-downs incurred within the Bank’s commercial and industrial loan portfolio as well as the downgrade of certain large credits.  Higher non-interest expenses for the quarter and year to date periods ended June 30, 2010 are attributable to increases in salaries and benefits, occupancy costs, and FDIC insurance premiums.  Increases in salaries and benefits are attributable to the expansion of the Bank’s management team and special assets department.  Higher occupancy costs can be attributed to annual increases in rental costs as well as a reduction in sublease rental income associated with the relocation of one branch office.  Contributing further to the year over year decline in net income available to common shareholders was the recording of the beneficial conversion feature related to the conversion of the Company’s Series B Preferred Stock to common stock during the second quarter of 2010.  Since the fair market value of the Company’s common stock was higher than the conversion price of the Series B Preferred Stock on the date the Company made a firm commitment  to issue the Series B Preferred Stock, a contingent beneficial conversion feature related to the Series B Preferred Stock existed with a value of approximately $3.5 million.  The recognition of the beneficial conversion feature was contingent upon the Company’s receipt of shareholder approval to convert the Series B Preferred Stock to common stock.  Upon shareholder approval to convert the Series B Preferred Stock to common stock in June 2010, the Company recorded the beneficial conversion feature and corresponding Series B Preferred Stock discount of approximately $3.5 million.  The Company simultaneously recorded the immediate accretion of the Series B Preferred Stock discount.  The accretion of the  Series B Preferred Stock discount is recorded as reduction of retained earnings, and therefore represents a reduction of net income available to common shareholders.  Offsetting the negative impact of the items mentioned above was a $1.7 million pre-tax gain the Company recognized from the extinguishment of $5.0 million in junior subordinated debentures in June 2010.

As mentioned above, during the second quarter of 2010 the Company’s shareholders approved the conversion of 56,160 shares of Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) into 17,280,000 shares of the Company’s common stock.  Series B Preferred Stock was issued in the Company’s March 2010 private placement, where the Company also issued 1,189,538 shares of Series C Convertible Perpetual Preferred Stock.  Total gross proceeds from the offering were approximately $60.0 million.  The additional capital will allow the Company to not only continue to work through asset quality issues, but will allow the Bank to further focus on building its core franchise.  For additional information regarding the Company’s March 2010 private placement, please see Note 11. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q/A.

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

Heritage Oaks Bancorp | - 34 -

Management’s Discussion and Analysis

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

Heritage Oaks Bancorp | - 35 -

Management’s Discussion and Analysis

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

Heritage Oaks Bancorp | - 36 -

Management’s Discussion and Analysis

For additional information concerning the Order and the Written Agreement, please see Note 12. Regulatory Order and Written Agreement, of the consolidated financial statements filed on this Form 10-Q/A.  For the full text of the Order and Written Agreement, please also refer to the Company's current reports on Form 8-K regarding the Consent Order and Written Agreement which were filed with the Securities and Exchange Commission on March 10, 2010 and March 8, 2010, respectively.

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million. On June 8, 2010 the Company announced it had closed escrow on the sale of an additional $4.0 million in Series B Preferred Stock related to its March 2010 private placement.  Together with the proceeds raised from the initial offering, the Company raised a total of $60.0 million in gross proceeds.  Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in the private placement.  The total number of common shares issued in the conversion was 17,279,995. For additional information regarding the Company’s private placement, please see Note 11. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q/A.

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

Dividends and Stock Repurchases

During the first six months of 2010, the Company paid approximately $262 thousand in dividends on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP.  In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  See also Note 11. Preferred Stock, of the consolidated financial statements filed on this form 10-Q/A for additional information about dividends on the Company’s Series A Senior Preferred Stock.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q/A.

The Company paid no dividends on or made repurchases of its common stock during the first six months of 2010 or all of 2009.

Heritage Oaks Bancorp | - 37 -

Management’s Discussion and Analysis

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08

Return on average assets	-2.32%	-0.56%	-1.43%	-2.30%	0.23%	0.54%	-0.63%	0.27%

Return on average equity	-17.35%	-5.70%	-15.27%	-22.54%	2.20%	6.04%	-6.93%	2.94%

Return on average common equity	-55.46%	-10.93%	-22.05%	-31.14%	1.44%	6.21%	-6.93%	2.94%

Average equity to average assets	13.36%	9.88%	9.35%	10.18%	10.68%	8.95%	9.06%	9.16%

Average common equity to average assets	6.91%	6.57%	7.14%	7.87%	8.26%	8.61%	9.06%	9.16%

Net interest margin	4.69%	4.43%	4.81%	4.34%	4.91%	5.03%	5.04%	5.18%

Efficiency ratio*	68.86%	76.88%	70.84%	95.12%	70.02%	66.71%	66.43%	64.40%

Average loans to average deposits	91.82%	93.67%	93.45%	98.20%	103.58%	112.39%	109.95%	111.54%

Net (loss) / income	$(5,835)	$(1,339)	$(3,416)	$(5,242)	$507	$1,102	$(1,254)	$534

Net (loss) / income available to common shareholders	$(9,644)	$(1,690)	$(3,767)	$(5,594)	$257	$1,091	$(1,254)	$534

(Loss) / Earnings Per Common Share:
Basic	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07
Diluted	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)	$0.07
Outstanding Shares:
Basic	11,250,989	7,717,194	7,704,060	7,699,377	7,696,027	7,689,317	7,660,342	7,709,600
Diluted	11,250,989	7,717,194	7,704,060	7,699,377	7,866,962	7,824,377	7,660,342	7,798,321

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

Heritage Oaks Bancorp | - 38 -

Management’s Discussion and Analysis

The last two years have proven to be challenging not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2009 and economic growth remained weak, the ability of borrowers to satisfy their obligations to the financial sector has languished.  These among other factors placed severe stress on the U.S. financial system, leading to a downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, the Bank’s primary market area has historically witnessed a more stable level of economic activity; however the Bank believes these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 12.3%.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 9.5% and 8.3%, respectively.  Additionally, according to the most recent data available to the Company in regard to hotel occupancy rates, published by Smith Travel Research in June 2010, hotel occupancy rates showed a year over year decline of 3.9% and 0.1% for Paso Robles/San Luis Obispo and Santa Barbara/Santa Maria, respectively. For the State of California, hotel occupancy rates showed a year over year increase of 5.7%.

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

Heritage Oaks Bancorp | - 39 -

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

Heritage Oaks Bancorp | - 40 -

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

Heritage Oaks Bancorp | - 41 -

Management’s Discussion and Analysis

Results of Operations

The Company’s operating results for the three and six months ended June 30, 2010 when compared to the same periods ended a year earlier were impacted considerably by higher provisions for loan losses.  Provisions for loan losses during the three and six months ended June 30, 2010 totaled approximately $16.1 million and $21.3 million, representing increases of approximately $13.4 million and $16.5 million from that reported in the same periods ended a year earlier.  Higher levels of charge-offs in the second quarter and first six months of 2010 in conjunction with: elevated levels of non-accruing loan balances, increases in the balance of loans the Bank classifies as special mention and substandard, higher historical loan loss rates, and continued weakness in economic conditions were drivers behind the increased loan loss provisions during the three and six months ended June 30, 2010.  Please see “Provision for Loan Losses” of this Discussion and Analysis for additional information related to provision for loan losses.  Also impacting operating results during the three and six month periods ended June 30, 2010 were interest reversals related to loans the Bank placed on non-accrual of approximately $0.2 million and $0.4 million, respectively.  Total foregone interest related to impaired loans was approximately $1.0 million and $1.6 million during the three and six months ended June 30, 2010. Interest reversals and foregone interest on impaired loans were factors that negatively impacted the net interest margin during the periods mentioned.

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

Heritage Oaks Bancorp | - 42 -

Management’s Discussion and Analysis

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and six months ended June 30, 2010 and 2009.  The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	June 30, 2010			June 30, 2009
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	3.37%	$1	$119	3.37%	$1
Interest bearing due from banks	42,234	0.23%	24	-	0.00%	-
Federal funds sold	4,203	0.10%	1	20,816	0.19%	10
Investment securities taxable	157,181	3.66%	1,434	57,746	4.40%	634
Investment securities non taxable	26,181	4.40%	287	19,412	4.30%	208
Loans (1) (2)	723,800	6.33%	11,429	705,779	6.49%	11,416
Total interest earning assets	953,718	5.54%	13,176	803,872	6.12%	12,269

Allowance for possible loan losses	(21,869)			(10,121)
Other assets	77,766			71,936
Total assets	$1,009,615			$865,687

Interest Bearing Liabilities:
Interest bearing demand	$72,013	0.31%	$56	$61,084	0.69%	$105
Savings	27,231	0.38%	26	23,819	0.19%	11
Money market	275,395	1.05%	718	177,585	1.48%	656
Time deposits	232,490	1.89%	1,095	185,078	2.52%	1,161
Brokered money market funds	1,000	0.80%	2	32,893	0.82%	67
Brokered time deposits	543	0.74%	1	36,907	1.46%	134
Total interest bearing deposits	608,672	1.25%	1,898	517,366	1.65%	2,134
Federal funds purchased	-	0.00%	-	109	1.10%	-
Other secured borrowing	829	5.32%	11	-	0.00%	-
Federal Home Loan Bank borrowing	65,000	0.62%	101	68,956	0.83%	143
Junior subordinated debentures	12,100	0.86%	26	13,403	4.49%	150
Total borrowed funds	77,929	0.71%	138	82,468	1.43%	293
Total interest bearing liabilities	686,601	1.19%	2,036	599,834	1.62%	2,427
Non interest bearing demand	179,648			163,994
Total funding	866,249	0.94%	2,036	763,828	1.27%	2,427
Other liabilities	8,506			9,372
Total liabilities	$874,755			$773,200

Stockholders' Equity:
Preferred stock	$63,672			$19,197
Common stock	58,004			48,674
Additional paid in capital	4,132			3,032
Retained earnings	9,219			23,543
Valuation allowance investments	(167)			(1,959)
Total stockholders' equity	134,860			92,487
Total liabilities and stockholders' equity	$1,009,615			$865,687

Net interest income			$11,140			$9,842
Net interest margin (3)		4.69%			4.91%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $158 and $225 for the three months ending June 30, 2010 and 2009, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 43 -

Management’s Discussion and Analysis

	For the six months ending			For the six months ending
	June 30, 2010			June 30, 2009
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	1.69%	$1	$119	3.39%	$2
Interest bearing due from banks	45,541	0.23%	52	-	0.00%	-
Federal funds sold	3,344	0.12%	2	16,852	0.20%	17
Investment securities taxable	130,496	3.80%	2,457	51,507	4.66%	1,189
Investment securities non taxable	24,579	4.46%	544	18,293	4.34%	394
Loans (1) (2)	728,001	6.25%	22,570	700,804	6.49%	22,563
Total interest earning assets	932,080	5.54%	25,626	787,575	6.19%	24,165

Allowance for possible loan losses	(19,624)			(10,370)
Other assets	75,039			69,431
Total assets	$987,495			$846,636

Interest Bearing Liabilities:
Interest bearing demand	$76,089	0.72%	$270	$62,845	0.61%	$189
Savings	27,637	0.31%	43	22,949	0.18%	20
Money market	272,158	1.16%	1,567	175,378	1.51%	1,316
Time deposits	229,947	1.97%	2,242	164,228	2.60%	2,116
Brokered money market funds	1,000	0.81%	4	36,854	0.72%	131
Brokered time deposits	3,791	2.29%	43	33,169	1.74%	287
Total interest bearing deposits	610,622	1.38%	4,169	495,423	1.65%	4,059
Federal funds purchased	-	0.00%	-	378	1.07%	2
Securities sold under agreement to repurchase	-	0.00%	-	1,312	0.31%	2
Other secured borrowing	897	4.95%	22	-	0.00%	-
Federal Home Loan Bank borrowing	65,000	0.60%	193	89,105	0.88%	388
Junior subordinated debentures	12,748	2.45%	155	13,403	4.59%	305
Total borrowed funds	78,645	0.95%	370	104,198	1.35%	697
Total interest bearing liabilities	689,267	1.33%	4,539	599,621	1.60%	4,756
Non interest bearing demand	174,428			154,971
Total funding	863,695	1.06%	4,539	754,592	1.27%	4,756
Other liabilities	8,586			8,733
Total liabilities	$872,281			$763,325

Stockholders' Equity:
Preferred stock	$47,494			$10,921
Common stock	53,405			48,661
Additional paid in capital	3,709			2,190
Retained earnings	10,918			23,162
Valuation allowance investments	(312)			(1,623)
Total stockholders' equity	115,214			83,311
Total liabilities and stockholders' equity	$987,495			$846,636

Net interest income			$21,087			$19,409
Net interest margin (3)		4.56%			4.97%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $358 and $483 for the six months ending June 30, 2010 and 2009, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 44 -

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

Heritage Oaks Bancorp | - 45 -

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

Heritage Oaks Bancorp | - 46 -

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

Heritage Oaks Bancorp | - 47 -

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

Heritage Oaks Bancorp | - 48 -

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

Heritage Oaks Bancorp | - 49 -

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

Heritage Oaks Bancorp | - 50 -

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

Heritage Oaks Bancorp | - 51 -

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

Heritage Oaks Bancorp | - 52 -

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

Heritage Oaks Bancorp | - 53 -

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

Heritage Oaks Bancorp | - 54 -

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

At June 30, 2010, construction balances represented approximately $45.5 million or 6.5% of total gross loan balances, compared to $64.9 million or 8.9% reported at December 31, 2009.  The decline in construction balances can be attributed in large part to the re-classification of several large hospitality construction loans to commercial real estate, following the completion of the underlying projects. Contributing further to the year to date decline within this category were charge-offs of approximately $1.0 million, payments received on loans from the liquidation of underlying collateral totaling approximately $1.6 million and transfers to OREO status totaling approximately $0.9 million.

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

Heritage Oaks Bancorp | - 55 -

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

Heritage Oaks Bancorp | - 56 -

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

General Portfolio Allocation

For purposes of determining the general portfolio allocation of the allowance, the loan portfolio is segmented into several pools of loans, exclusive of balances individually evaluated for impairment, similar to the stratification presented in Note 3. Loans and the Allowance for Loan Losses, of the consolidated financial statements filed on this Form 10-Q/A.  The loan portfolio is then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment of the loan portfolio according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates applied are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Bank’s prior experience with such loans.

Heritage Oaks Bancorp | - 57 -

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

Heritage Oaks Bancorp | - 58 -

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

Heritage Oaks Bancorp | - 59 -

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

Heritage Oaks Bancorp | - 60 -

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

Heritage Oaks Bancorp | - 61 -

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

Heritage Oaks Bancorp | - 62 -

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

Heritage Oaks Bancorp | - 63 -

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

Heritage Oaks Bancorp | - 64 -

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

Total Cash and Cash Equivalents

Total cash and cash equivalents were $62.0 million and $40.7 million at June 30, 2010 and December 31, 2009, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  Cash and cash equivalents were substantially higher than that reported at December 31, 2009 due in large part to the proceeds the Company received from the close of its March 2010 private placement as well as deposit growth during the first six months of 2010.  For additional information related to the Company’s March 2010 private placement, please see Note 10. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q/A.

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

Heritage Oaks Bancorp | - 65 -

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

At June 30, 2010, the Bank owned ten Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $19.1 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Bank owns with the exception of one mezzanine bond (subordinate).  At June 30, 2010, five bonds with an aggregate fair value of approximately $9.8 million remained below investment grade.  All five of these bonds are in senior or super senior tranche positions of their respective deals, meaning the Bank has priority in cash flows and has subordinate tranches below its position providing credit support. As more fully disclosed in Note 2. Investments, of the consolidated financial statements filed on this Form 10-Q/A, during the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those mentioned in the previous paragraph.  Based on that analysis, the Company determined four securities to be other than temporarily impaired.  As a result, the Bank realized approximately $372 thousand in aggregate pre-tax losses related to these securities during the fourth quarter of 2009.  During the second quarter of 2010 the Bank sold one of the four securities mentioned above in an effort to take advantage of current, more favorable, market pricing.  The Bank recognized a loss of approximately $150 thousand on the sale of this security.  The loss recognized on the sale of this security was due to changes in market pricing.

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

Heritage Oaks Bancorp | - 66 -

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

Heritage Oaks Bancorp | - 67 -

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

Heritage Oaks Bancorp | - 68 -

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

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”), raising gross proceeds of approximately $56.0 million.  In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock.  The second closing was later completed in the second quarter of 2010. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The total number of common shares issued in the conversion was 17,279,995. For additional information regarding the Company’s private placement, please see Note 11. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q/A.

The Series B Preferred Stock was mandatorily convertible into common stock, upon the approval by shareholders of the Company’s common stock at a conversion price of $3.25 per common share.  As indicated above, shareholder approval occurred during the second quarter of 2010.  The conversion price of $3.25 per common share was less than the fair market value of the Company’s common stock on March 10, 2010, (the “commitment date”) the date the Company made a firm commitment to issue the Series B Preferred Stock.  The fair market value of the Company’s common stock on the commitment date was $3.45 per share.  Therefore, the Series B Preferred Stock was issued with a contingent beneficial conversion feature that had an intrinsic value equal to the $0.20 per share difference between the share price on the commitment date and the conversion price of the Series B Preferred Stock.  The intrinsic value of the beneficial conversion feature related to the entire Series B Preferred Stock issuance was $3.5 million.  The recognition of the beneficial conversion feature was contingent upon the approval of the Company’s shareholders of the conversion of the Series B Preferred Stock to common stock and thus was recognized in June 2010 when such approval was received at the Company’s annual meeting of shareholders.

Heritage Oaks Bancorp | - 69 -

Management’s Discussion and Analysis

Upon conversion of the Series B Preferred Stock the related beneficial conversion feature was recorded in conjunction with the establishment of a discount on the Series B Preferred Stock and a corresponding increase in additional paid in capital.  The immediate accretion of the entire Series B Preferred Stock discount occurred through a charge to retained earnings on June 11, 2010, the date the Company converted the outstanding Series B Preferred Stock to common stock.

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and, will be recognized as previously described, upon the original holder’s transfer of Series C Preferred Stock to an unaffiliated third party.

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

For additional information regarding the Company’s Series A Senior Preferred Stock and its participation in the CPP, see Note 11 of the consolidated financial statements filed on this Form 10-Q/A.

Dividends

During the first six months of 2010, the Company paid a dividend of approximately $0.3 million on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP.  The payment of this dividend occurred in the first quarter of 2010.

As mentioned above, the Company, pursuant to a Written Agreement between it and Federal Reserve Bank of San Francisco was required to defer dividends payments on the Senior Preferred Stock issued to the U.S. Treasury under the CPP.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q/A.

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

Heritage Oaks Bancorp | - 70 -

Management’s Discussion and Analysis

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

At June 30, 2010, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments and other obligations, such as the payment of dividends on the preferred stock issued to the U.S. Treasury, for approximately 5.5 years without dividends from subsidiaries.  However, in the second quarter of 2010, the Company, in order to comply with the terms of the Written Agreement entered into with the Federal Reserve Bank of San Francisco, was required to defer interest payments on its trust preferred securities. For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q/A.

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

Heritage Oaks Bancorp | - 71 -

Management’s Discussion and Analysis

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

Heritage Oaks Bancorp | - 72 -

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

Heritage Oaks Bancorp | - 73 -

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

Heritage Oaks Bancorp | - 74 -

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

Heritage Oaks Bancorp | - 75 -

In connection with the revision to the consolidated financial statements as described in the Explanatory Note of this Amendment No. 1, Management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. In connection therewith, Management identified a material weakness in internal control over financial reporting.  Management determined that the Company did not maintain effective control over the financial reporting process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the contingent beneficial conversion feature related to the issuance of Series B Preferred Stock as well as the disclosure of the contingent beneficial conversion feature related to the Series C Preferred Stock, as more fully described in the Explanatory Note on page 2 of this Form 10-Q/A. Management believes this control deficiency resulted in a misstatement of the net loss applicable to common shareholders.  As a result of this material weakness, Management concluded that the Company’s disclosure controls were not effective as of June 30, 2010.  In light of the material weakness described above, Management revised its consolidated financial statements in this Form 10-Q/A as discussed previously to ensure that the computation and allocation of the beneficial conversion feature related to the Series B Preferred Stock and the disclosure of the contingent beneficial conversion feature associated with the Series C Preferred Stock was in conformity with the applicable accounting guidance.  Management also believes that the consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles (GAAP) in all material respects.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness.  The Company’s will focus remediation efforts on establishing additional financial reporting processes when events or transactions occur outside of the Company’s usual and routine course of business.

Management believes the additional control procedure, upon implementation, will remediate this material weakness.  Management will validate, through testing of internal controls, the effectiveness of this remediation.  However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.  The Company will continue to evaluate and strengthen its internal control over financial reporting system in order to prevent future errors in financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, as of the date of this report, and as mentioned above, Management is in the process of remediating the material weakness disclosed above.  Upon completion of these remediation efforts, Management believes that the material weakness it has identified will be remediated by the quarter ended December 31, 2010.

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

Heritage Oaks Bancorp | - 76 -

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

(b)
In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q/A.  As of June 30, 2010, the Company has deferred one dividend payment on its Series A Senior Preferred Stock totaling approximately $0.3 million.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

Not applicable.

Heritage Oaks Bancorp | - 77 -

Item 6.  Exhibits

(a) Exhibits:

Exhibit (31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Heritage Oaks Bancorp | - 78 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date:  September 24, 2010
/s/ Lawrence P. Ward
Lawrence P. Ward
Chief Executive Officer
(Principal Executive and Financial Officer)

Heritage Oaks Bancorp | - 79 -