Form 10-Q
period 2010-09-30
HERITAGE OAKS BANCORP
filed 2010-11-12
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 9, 2010 there were 25,082,344 shares outstanding of the Registrant’s common stock.

Part I.  Financial Information

Item 1. Consolidated Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp | - 2 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

		(audited)
	September 30,	December 31,
(dollars in thousands except per share data)	2010	2009

Assets
Cash and due from banks	$16,681	$19,342
Interest bearing due from banks	34,936	17,046
Federal funds sold	5,500	4,350
Total cash and cash equivalents	57,117	40,738

Interest bearing deposits with other banks	119	119
Securities available for sale	202,218	121,180
Federal Home Loan Bank stock, at cost	5,395	5,828
Loans held for sale	12,374	9,487
Loans, net of deferred fees of $1,605 and $1,825 and allowance for loan loss of $21,571 and $14,372 at September 30, 2010 and
December 31, 2009, respectively.	650,706	712,482
Property, premises and equipment, net	6,216	6,779
Deferred tax assets	11,420	10,553
Bank owned life insurance	12,937	12,549
Goodwill	11,049	11,049
Core deposit intangible	2,256	2,642
Other real estate owned	9,031	946
Other assets	9,708	10,825

Total assets	$990,546	$945,177

Liabilities
Deposits
Demand, non-interest bearing	$176,419	$174,635
Savings, NOW, and money market deposits	384,080	365,602
Time deposits of $100 or more	118,443	117,420
Time deposits under $100	116,682	117,808
Total deposits	795,624	775,465

Short term FHLB borrowing	55,000	65,000
Junior subordinated debentures	8,248	13,403
Other liabilities	9,124	7,558

Total liabilities	867,996	861,426

Commitments and contingencies	-	-

Stockholders' Equity
Series A senior preferred stock, $1,000 per share
stated value, 21,000 shares issued and outstanding	19,701	19,431
Series C preferred stock, $3.25 per share
stated value, 1,189,538 shares issued and outstanding	3,604	-
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding: 25,082,344 and 7,771,952 as of September 30, 2010 and
December 31, 2009, respectively.	101,140	48,747
Additional paid in capital	6,880	3,242
Retained (deficit) / earnings	(9,187)	13,407
Accumulated other comprehensive income / (loss), net of (tax) / tax benefit of ($288)
and $752 as of September 30, 2010 and December 31, 2009, respectively.	412	(1,076)

Total stockholders' equity	122,550	83,751

Total liabilities and stockholders' equity	$990,546	$945,177

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands except per share data)	2010	2009	2010	2009

Interest Income
Interest and fees on loans	$10,908	$10,703	$33,478	$33,266
Interest on investment securities
Mortgage backed securities	1,442	871	3,886	2,044
Obligations of state and political subdivisions	329	247	873	641
Interest on time deposits with other banks	-	1	1	3
Interest on due from Federal Reserve Bank	20	-	72	-
Interest on federal funds sold	1	21	3	38
Interest on other securities	6	17	19	33

Total interest income	12,706	11,860	38,332	36,025

Interest Expense
Interest on savings, NOW and money market deposits	705	984	2,589	2,640
Interest on time deposits in denominations of $100 or more	502	695	1,597	1,870
Interest on time deposits under $100	494	675	1,684	1,903
Other borrowings	163	241	533	938

Total interest expense	1,864	2,595	6,403	7,351

Net interest income before provision for possible loan losses	10,842	9,265	31,929	28,674

Provision for possible loan losses	4,400	9,756	25,700	14,566

Net interest income / (loss) after provision for possible loan losses	6,442	(491)	6,229	14,108

Non Interest Income
Fees and service charges	581	750	1,820	2,214
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	(650)	-	(650)	-
Non credit related losses recognized in other comprehensive income	544	-	544	-

Net impairment losses on investment securities	(106)	-	(106)	-

Gain on sale of investment securities	807	211	710	333
(Loss) / gain on sale of OREO	(28)	(200)	34	(331)
Gain on sale of furniture fixtures and equipment	-	-	58	-
Gain on sale of SBA loans	-	70	209	70
Gain on extinguishment of debt	-	-	1,700	-
Other	1,253	762	3,281	2,467

Total non interest income	2,507	1,593	7,706	4,753

Non Interest Expenses
Salaries and employee benefits	4,799	3,969	13,528	11,517
Equipment	433	365	1,131	1,066
Occupancy	966	843	2,840	2,521
Reserve for unfunded loan commitments	65	-	65	-
Other	3,611	5,074	10,004	10,586

Total non interest expenses	9,874	10,251	27,568	25,690

Loss before provision for income taxes	(925)	(9,149)	(13,633)	(6,829)

Income tax expense / (benefit)	9,978	(3,907)	4,444	(3,196)

Net loss	(10,903)	(5,242)	(18,077)	(3,633)

Dividends and accretion on preferred stock	357	352	4,517	613

Net loss applicable to common shareholders	$(11,260)	$(5,594)	$(22,594)	$(4,246)

Loss Per Common Share
Basic	$(0.45)	$(0.73)	$(1.54)	$(0.56)
Diluted	$(0.45)	$(0.73)	$(1.54)	$(0.56)

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Stockholders' Equity

							Accumulated
		Common Stock		Additional			Other	Total
	Preferred	Number of		Paid-In	Comprehensive	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Shares	Amount	Capital	Income	Earnings	Income/(Loss)	Equity
Balance, December 31, 2009	$19,431	7,771,952	$48,747	$3,242		$13,407	$(1,076)	$83,751

Issuance of 56,160 shares of Series B preferred stock	52,351							52,351
Discount on Series B preferred stock	(3,456)			3,456
Conversion of Series B preferred stock to common stock	(52,351)	17,279,995	52,351					-
Issuance of 1,189,538 shares of Series C preferred stock	3,604							3,604
Accretion on Series A preferred stock discount	270					(270)		-
Accretion on Series B preferred stock discount	3,456					(3,456)		-
Dividends paid on preferred stock						(262)		(262)
Accrued dividends and interest on preferred stock						(529)		(529)
Exercise of stock options		11,260	42					42
Share-based compensation expense				182				182
Issuance of restricted share awards		26,565
Retirement of restricted share awards		(7,428)
Comprehensive loss:
Net loss					$(18,077)	(18,077)		(18,077)
Unrealized security holding gains (net of $1,137 tax)					1,626		1,626	1,626
Reclassification for net gains on investments included in earnings (net of $97 tax)					(138)		(138)	(138)

Total comprehensive loss					$(16,589)

Balance, September 30, 2010	$23,305	25,082,344	$101,140	$6,880		$(9,187)	$412	$122,550

Balance, December 31, 2008	$-	7,753,078	$48,649	$1,055		$21,420	$(1,092)	$70,032

Issuance of 21,000 shares of Series A Senior preferred stock and common stock warrant	19,152			1,848				21,000
Accretion on Series A preferred stock discount	189					(189)		-
Dividends paid on preferred stock discount						(424)		(424)
Exercise of stock options (including $9 excess tax benefit from exercise of stock options)		10,050	46					46
Share-based compensation expense				269				269
Retirement of restricted share awards		(2,623)
Comprehensive income:
Net loss					$(3,633)	(3,633)		(3,633)
Unrealized security holding gains (net of $483 tax)					692		692	692
Reclassification for net gains on investments included in earnings (net of $137 tax)					(196)		(196)	(196)

Total comprehensive loss					$(3,137)

Balance, September 30, 2009	$19,341	7,760,505	$48,695	$3,172		$17,174	$(596)	$87,786

See notes to condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the nine month periods
	ended September 30,
(dollars in thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(18,077)	$(3,633)
Adjustments to reconcile net income to net cash (used) / provided by operating activities:
Depreciation and amortization	967	844
Provision for possible loan losses	25,700	14,566
Amortization of premiums / discounts on investment securities, net	1,206	64
Amortization of intangible assets	386	787
Share-based compensation expense	182	269
Gain on sale of available for sale securities	(710)	(333)
Other than temporary impairment	106	-
Gain on extinguishment of debt	(1,700)	-
(Increase) / decrease in loans held for sale	(2,887)	161
Net increase in bank owned life insurance	(388)	(318)
Increase in deferred tax asset	(12,427)	(5,017)
Deferred tax assets valuation allowance adjustment	10,519	-
(Gain) / loss on sale of other real estate owned	(34)	331
Write-downs on other real estate owned	362	1,449
Increase in other assets	(10,395)	(8,218)
Increase in other liabilities	1,037	260
Excess tax benefit related to share-based compensation expense	-	(9)

NET CASH (USED) / PROVIDED IN OPERATING ACTIVITIES	(6,153)	1,203

Cash flows from investing activities:
Purchase of securities, available for sale	(105,382)	(76,600)
Sale of available for sale securities	8,088	16,040
Maturities and calls of available for sale securities	556	1,138
Proceeds from principal reductions and maturities of available for sale securities	17,627	8,424
Purchase of Federal Home Loan Bank stock	-	(705)
Redemption of Federal Home Loan Bank stock	433	-
Decrease / (increase) in loans, net	34,266	(38,921)
Allowance for loan and lease loss recoveries	1,810	30
Purchase of property, premises and equipment, net	(404)	(1,011)
Purchase of bank owned life insurance	-	(377)
Proceeds from sale of other real estate owned	3,099	6,269

NET CASH USED IN INVESTING ACTIVITIES	(39,907)	(85,713)

Cash flows from financing activities:
Increase in deposits, net	20,159	150,008
Proceeds from Federal Home Loan Bank borrowing	35,000	75,000
Repayments of Federal Home Loan Bank borrowing	(45,000)	(119,000)
Decrease in repurchase agreements	-	(2,796)
Decrease in junior subordinated debentures	(3,455)	-
Excess tax benefit related to share-based compensation expense	-	9
Proceeds from exercise of stock options	42	37
Cash dividends paid	(262)	(424)
Proceeds from issuance of preferred stock and common stock warrants, net	55,955	21,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,439	123,834

Net increase in cash and cash equivalents	16,379	39,324

Cash and cash equivalents, beginning of period	40,738	24,571

Cash and cash equivalents, end of period	$57,117	$63,895

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$6,519	$7,433
Income taxes paid	$5,475	$460

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$2,529	$842
Loans transferred to OREO or foreclosed collateral	$12,114	$9,595
Preferred stock dividends declared not paid	$529	$-
Accretion of preferred stock discount	$3,726	$189
Conversion of preferred stock	$52,351	$-

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Heritage Oaks Bancorp (“the Company”).  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II is an unconsolidated subsidiary formed solely for the purpose of issuing trust preferred securities. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain amounts in the consolidated financial statements for the year ended December 31, 2009 and for the three and nine months ended September 30, 2009 may have been reclassified to conform to the presentation of the consolidated financial statements in 2010.

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

Events or transactions that provided evidence about conditions that did not exist at September 30, 2010, but arose before the financial statements were available to be issued have not been recognized in the financial statements as of and for the periods ended September 30, 2010.  Based on all currently available information, the Company is not aware of any such events.  Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at September 30, 2010 have been recognized in these consolidated financial statements.

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

Heritage Oaks Bancorp | - 7 -

Notes to Consolidated Financial Statements

The following table sets forth the amortized cost and fair values of investment securities available for sale at September 30, 2010 and December 31, 2009:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2010	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$102	$-	$(3)	$99
Mortgage-backed securities:
Agency	152,042	1,784	(842)	152,984
Non-agency	15,906	251	(1,849)	14,308
Obligations of state and political subdivisions	33,359	1,385	(26)	34,718
Other securities	109	-	-	109

Total	$201,518	$3,420	$(2,720)	$202,218

As of December 31, 2009
Obligations of U.S. government agencies	$108	$-	$(4)	$104
Mortgage-backed securities:
Agency	78,203	619	(872)	77,950
Non-agency	21,935	1,184	(2,966)	20,153
Obligations of state and political subdivisions	22,653	421	(210)	22,864
Other securities	109	-	-	109

Total	$123,008	$2,224	$(4,052)	$121,180

During the nine months ended September 30, 2010 the Company purchased approximately $105.4 million in investment securities.  Sales of investments totaled approximately $8.1 million.  In connection with these sales, the Company recognized an aggregate pre-tax gain of $0.7 million.  Sales of investment securities during the first nine months of 2009 totaled approximately $16.0 million.  Gains recognized in connection with those sales totaled approximately $0.3 million.  Principal pay-downs on mortgage related securities totaled approximately $17.9 million and $8.4 million during the first nine months of 2010 and 2009, respectively.

Other than Temporary Impairment

Management periodically evaluates investments in the portfolio for other than temporary impairment and more specifically when conditions warrant such an evaluation.  When evaluating whether impairment is other than temporary, Management considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Company to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, credit enhancements, loan-to-values, credit scores, delinquency and default rates, cash flows and the extent to which those cash flows are within Management’s initial expectations based on pre-purchase analyses.

U.S. GAAP states that OTTI is considered to have occurred: (1) if the Company intends to sell the related securities; (2) if it is “more likely than not” the Company will be required to sell the securities before recovery of its amortized cost basis; or (3) the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis of the securities.  If an investor is not required to or does not intend to sell the security, it must still evaluate the expected future cash flows to be received to determine if a credit loss has occurred.  In the event that a credit loss has occurred, only the amount of impairment related to the credit loss is recognized in earnings.  OTTI amounts related to all other factors, such as market conditions, are recorded as a component of accumulated other comprehensive income.

During the third quarter of 2010, the Company recognized approximately $0.1 million in OTTI credit losses on one non-agency whole loan CMO.  Gross unrealized losses on this one security were approximately $0.6 million, with approximately $0.5 million related to all other factors, including general market conditions, and recognized as a component of other comprehensive income.  During the fourth quarter of 2009, the Company recognized OTTI credit losses on this particular security of approximately $0.2 million.

Although as of the date of evaluation the Company had the ability and intent to hold the related security it evaluated for OTTI for the foreseeable future, the results of the analysis performed on this security indicated that the present value of the expected future cash flows was not sufficient to recover the entire amortized cost basis, and thus indicating a credit loss had occurred.

Heritage Oaks Bancorp | - 8 -

Notes to Consolidated Financial Statements

As of September 30, 2010 the Company held three securities in which OTTI losses had been recognized.  These securities had an aggregate remaining book balance of approximately $3.6 million, compared to the $5.4 million reported at December 31, 2009.  During the second quarter of 2010 the Company sold one of four securities on which OTTI had previously been recognized, in an effort to take advantage of current, more favorable, market pricing available at that time.  The Company recognized a loss of approximately $150 thousand on the sale of that security.  The Company did not sell any of the other securities mentioned above during the third quarter of 2010 and therefore, continues to hold a total of three securities with OTTI.  The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

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

As of September 30, 2010, net unrealized losses on non-agency CMOs within the Company’s investment portfolio totaled approximately $1.6 million compared to $1.8 million reported at December 31, 2009 and were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads relating to the continued uncertainty in financial markets, rather than to credit risk.  Current characteristics of each security owned, such as delinquency rates, foreclosure levels, credit enhancements, and projected losses, are reviewed periodically by Management.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell these investments and it is not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired as of September 30, 2010.  However, it is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, further significantly weakened economic conditions, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further uncertainty and illiquidity in the financial markets.

As of September 30, 2010, the Company believes that unrealized losses on all other mortgage related securities such as agency securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government.  As of September 30, 2010, the Company does not believe unrealized losses related to these securities are other than temporary.

The following table provides a roll forward as of September 30, 2010 of investment securities credit losses recorded in earnings.  The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.  As previously discussed the Company did recorded additional OTTI on one investment security in the amount of $0.1 million during the three and nine months ended September 30, 2010.

		OTTI Related to
	OTTI Related	All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI
Balance, December 31, 2009	$372	$1,584	$1,956
Additional charges on securities for which OTTI was previously recognized	106	544	650
Realized losses for securities sold	(45)	(70)	(115)

Balance, September 30, 2010	$433	$2,058	$2,491

Heritage Oaks Bancorp | - 9 -

Notes to Consolidated Financial Statements

The following table provides a summary of investment securities in an unrealized loss position as of September 30, 2010 and December 31, 2009:

	Securities In A Loss Position
	For Less Than 12 Months		For 12 Months or More		Total
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2010	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies and corporations	$-	$-	$99	$(3)	$99	$(3)
Mortgage-backed securities:
Agency	84,468	(841)	75	(1)	84,543	(842)
Non-agency	-	-	9,798	(1,849)	9,798	(1,849)
Obligations of state and political subdivisions	2,254	(22)	150	(4)	2,404	(26)

Total	$86,722	$(863)	$10,122	$(1,857)	$96,844	$(2,720)

As of December 31, 2009
Obligations of U.S. government agencies	$-	$-	$104	$(4)	$104	$(4)
Mortgage backed securities:
Agency	38,625	(870)	357	(2)	38,982	(872)
Non-agency	-	-	11,618	(2,966)	11,618	(2,966)
Obligations of state and political subdivisions	6,012	(210)	-	-	6,012	(210)

Total	$44,637	$(1,080)	$12,079	$(2,972)	$56,716	$(4,052)
At September 30, 2010, the Company owned nine Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $15.9 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Company owns with the exception of one mezzanine bond (subordinate).  At September 30, 2010, five bonds with an aggregate fair value of $9.6 million are deemed to be non-investment grade. All five of these bonds are in senior or super senior tranche positions of their respective bond structures, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.

The Company continues to perform regular extensive analyses, quarterly, on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of September 30, 2010, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

Heritage Oaks Bancorp | - 10 -

Notes to Consolidated Financial Statements

Note 3.  Loans and the Allowance for Loan Losses

The following table provides a summary of outstanding loan balances as of September 30, 2010 compared to December 31, 2009:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Real Estate Secured
Multi-family residential	$20,475	$20,631
Residential 1 to 4 family	23,358	25,483
Home equity lines of credit	30,627	29,780
Commercial	343,753	337,940
Farmland	15,364	13,079
Commercial
Commercial and industrial	139,672	157,270
Agriculture	14,746	17,698
Other	194	238
Construction
Single family residential	8,972	15,538
Single family residential - Spec.	2,789	3,400
Tract	-	2,215
Multi-family	1,870	2,300
Hospitality	-	14,306
Commercial	32,307	27,128
Land	32,167	52,793
Installment loans to individuals	7,129	8,327
All other loans (including overdrafts)	459	553

Total loans, gross	673,882	728,679

Deferred loan fees	1,605	1,825
Allowance for loan losses	21,571	14,372

Total loans, net	$650,706	$712,482

Loans held for sale	$12,374	$9,487

Concentration of Credit Risk

At September 30, 2010, approximately $511.7 million or 75.9% of the Company’s loan portfolio was collateralized by various forms of real estate, this represents a decrease of approximately $32.9 million when compared to that reported at December 31, 2009. Such loans are generally made to borrowers located in San Luis Obispo and Santa Barbara Counties. The Company attempts to reduce its concentration of credit risk by making loans which are diversified by industry and project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

At September 30, 2010, the Company was contingently liable for letters of credit accommodations made to its customers totaling approximately $16.1 million and un-disbursed loan commitments in the approximate amount of $142.0 million, exclusive of letters of credit. The Company makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Company currently anticipates no losses as a result of such transactions.  For more detailed information on concentrations of credit risk, please refer to “Loans” of “Financial Condition” under “Management’s Discussion and Analysis of Results and Operations” contained within this document.

Heritage Oaks Bancorp | - 11 -

Notes to Consolidated Financial Statements

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans was $13.6 million and $16.3 million at September 30, 2010 and December 31, 2009, respectively.

The Company originates SBA loans for sale to governmental agencies and institutional investors.  At September 30, 2010 and December 31, 2009, the unpaid principal balance of SBA loans serviced for others totaled $6.5 million and $4.4 million, respectively.  In accordance with U.S. GAAP, the Company recognized $0 and approximately $0.2 million in gains on the sale of SBA loans for the three and nine months ended September 30, 2010.  The Company also recorded approximately $0 and $79 thousand in servicing assets related to the sale of SBA loans during the three and nine months ended September 30, 2010.  These servicing assets are recoded initially at fair value and will be amortized in proportion to and over the period of estimated net servicing income associated with each SBA loan for which the Company provides servicing.

The following table provides a reconciliation of the change in net SBA servicing assets for the three and nine months ended September 30, 2010:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Beginning balance	$59	$(18)	$(19)	$(18)
Additions	-	(11)	79	(11)
Disposals	-	-	-	-
Amortization	(1)	-	(2)	-

Ending balance	$58	$(29)	$58	$(29)

U.S. GAAP requires that the Company record the transfer of a portion of a financial asset (such as SBA loans) as secured borrowing in its consolidated financial statements until such time that the transfer of a portion of the financial asset represents a participating interest and the transfer of the participating interest has met the conditions for surrender of control, as defined.

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

If the participating interest or surrender of control criteria are not met the transfer of the financial asset is not accounted for as a sale and de-recognition of the asset is not appropriate and the Company would continue to account for the transfer as secured borrowing.

The accounting guidance provided under U.S. GAAP has impacted the way the Company accounts for the sale of SBA loans.  The terms contained in certain participation and loan sale agreements, specifically those that relate to the sale of SBA loans, are outside the control of the Company.  These sales agreements contain recourse provisions (generally 90 days) that initially require the Company to account for the transfer of a portion of these financial assets as secured borrowing, until such time that the recourse provision expires.  Once the recourse provision expires, transfers of a portion of these financial assets are re-evaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, the Company will report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met.

Heritage Oaks Bancorp | - 12 -

Notes to Consolidated Financial Statements

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans, the corresponding valuation allowance for such loans as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Non-accruing loans	$26,776	$38,170
Loans 90 days or more past due and still accruing	52	151
Troubled debt restructurings (exclusive of loans on non accrual)	6,782	9,703

Total impaired loans	$33,610	$48,024

Impaired loans with a valuation allowance	$9,042	$6,155
Valuation allowance related to impaired loans	$1,922	$852
Impaired loans without a valuation allowance	$24,568	$41,869

Average recorded investment in impaired loans	$47,528	$32,781
Cash receipts applied to reduce principal balance	$15,854	$7,042

The provisions of U.S. GAAP permit the valuation allowances reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because all of the loans currently identified as impaired have unique risk characteristics, valuation allowances the Company has recorded were determined on a loan-by-loan basis.

Loans the Company considers to be impaired totaled approximately $33.6 million and $48.0 million at September 30, 2010 and December 31, 2009, respectively.  The Company classifies all non-accruing loans, loans 90 days or more past due and still accruing as well as loans classified as troubled debt restructurings as impaired.  If interest on non-accruing loans (including trouble debt restructurings (“TDRs”) on non-accrual) had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have been approximately $0.7 million and $2.4 million higher during the three and nine months ended September 30, 2010.  The Company recognized approximately $0.1 million and $0.4 million in interest income on certain loans classified as impaired for the three and nine months ended September 30, 2010.  This compares to $11 thousand and $18 thousand in interest income recognized on impaired loans for the same periods ended a year earlier.  Interest income recognition on impaired loans related exclusively to TDRs that were performing under the modified terms of their respective loan agreements. It should be noted that a significant portion of the Company’s impaired loans were carried at fair value as of September 30, 2010, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

At September 30, 2010, approximately $13.9 million in loans were classified as TDRs of which approximately $7.1 million were non-accruing.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  Forgone interest related to TDRs totaled approximately $120 thousand and $197 thousand for the three and nine months ended September 30, 2010.  This compares to the $17 thousand and $26 thousand reported in the same three and nine month periods ended a year earlier.

Heritage Oaks Bancorp | - 13 -

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

The following table provides a summary for the activity in the allowance for loan losses during the periods indicated:

	For the three months ended		For the nine months ended		For the year ended
	September 30,		September 30,		December 31,
(dollars in thousands)	2010	2009	2010	2009	2009
Balance at beginning of period	$22,134	$11,106	$14,372	$10,412	$10,412
Provision expense	4,400	9,756	25,700	14,566	24,066
Loans charged-off:
Residential 1-4 family	316	304	598	304	558
Home equity line of credit	1	-	1	-	-
Commercial real estate	523	41	3,106	41	339
Farmland	-	-	235	-	-
Commercial and industrial	2,530	503	11,348	1,728	5,816
Agriculture	44	1,909	1,253	1,909	2,224
Construction	21	397	1,009	2,218	2,218
Land	1,673	1,801	2,629	2,792	8,886
Other	25	42	132	143	163

Total charge-offs	5,133	4,997	20,311	9,135	20,204

Recoveries of loans previously charged off	170	8	1,810	30	98

Balance at end of period	$21,571	$15,873	$21,571	$15,873	$14,372

During the three and nine months ended September 30, 2010, the Company made provisions for loan losses in the amount of $4.4 million and $25.7 million, respectively.  This when compared to the $9.8 million and $14.6 million reported for the same periods ended a year earlier, represents a decrease of approximately $5.4 million and an increase of $11.1 million, respectively.  Elevated provision expenses are reflective of, among other things, additional loan balances charged-off during the nine months of 2010, continued weakness in local, state and national economic conditions, the number and dollar volume of loans placed on non-accruing status when compared to historical periods and the downgrade of certain credits within the loan portfolio.

Heritage Oaks Bancorp | - 14 -

Notes to Consolidated Financial Statements

Note 4.  Other Real Estate Owned (“OREO”)

The following table provides a summary of the change in the balance of OREO for the nine months ended September 30, 2010:

	Balance				Balance
	December 31,				September 30,
(dollars in thousands)	2009	Additions	Disposals	Writedowns	2010
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-
Residential 1 to 4 family	367	235	(198)	(172)	232
Home equity line of credit	-	-	-	-	-
Commercial	165	5,590	(363)	(187)	5,205
Farmland	-	577	(577)	-	-
Commercial
Commercial and industrial	-	50	-	-	50
Agriculture	-	-	-	-	-
Other	-	-	-	-	-
Construction
Single family residential	-	-	-	-	-
Single family residential - Spec.	-	538	-	(41)	497
Tract	-	363	-	(69)	294
Multi-family	-	-	-	-	-
Hospitality	-	-	-	-	-
Commercial	-	-	-	-	-
Land	414	4,726	(2,001)	(386)	2,753
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-

Totals	$946	$12,079	$(3,139)	$(855)	$9,031

Note 5.  Deferred Tax Assets

U.S. GAAP requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  U.S. GAAP provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets.  As of September 30, 2010, the Company recorded a $10.5 million valuation allowance against its deferred tax assets, which was recognized as a charge to income tax expense during the three months ended September 30, 2010.

The ultimate realization of these deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The deferred tax assets for which there are no valuation allowances relate to amounts that are expected to be realized through subsequent reversals of existing taxable temporary differences.  The accounting for deferred taxes is based on an estimate of future results.  Differences between anticipated and actual outcomes of these future tax consequences could have an impact on the Company’s consolidated results of operations or financial position.

The deferred tax asset will be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.  The Company will analyze changes in near-term market conditions and consider both positive and negative evidence as well as other factors which may impact future operating results in making any decision to adjust the valuation allowance in future periods.

Companies are subject to a change in ownership test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of pre-change of ownership carry-forward as well as the ability to use certain unrealized built-in losses (as determined by Section 382 testing).  As a result of the Company’s March 2010 private placement, a change of ownership was deemed to have occurred under Section 382.  Under Section 382, the yearly limitation on the Company’s ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of the Company’s common stock and TARP preferred stock immediately before the ownership change.  The Company’s ability to utilize deductions related to credit losses during the twelve month period following the deemed ownership change would also be limited under Section 382, together with net operating loss carry-forwards, to the extent that such deductions reflect a net loss that was “built-in” to the Company’s assets immediately prior to the ownership change.

Heritage Oaks Bancorp | - 15 -

Notes to Consolidated Financial Statements

Because the amount of equity issued in the Company’s March 2010 private placement triggered an ownership change under Section 382, the Company’s ability to use the net operating loss carry-forwards and certain “built-in” losses existing at the time of the deemed change in ownership to offset future income may be substantially limited.  Therefore, the Company may incur higher than anticipated income tax expense in future periods and / or may not fully realize portions of its DTA subject to the Section 382 limitation.

Note 6.  Earnings / (Loss) Per Common Share

Basic earnings / (loss) per common share are computed by dividing net income / (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  U.S. GAAP prohibits the computation of diluted loss per common share from assuming exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss..  As a result, any potential dilution associated with share-based compensation awards, the warrant issued to the U.S. Treasury, and the Series C Perpetual Preferred Stock were not included in the calculation of diluted loss per common share for the three and nine months ended September 30, 2010, because the Company reported a net loss.

The following table sets forth the number of shares used in the calculation of both basic and diluted loss per common share for the three and nine months ended September 30, 2010 and 2009:

	For the three months ending,
	September 30, 2010		September 30, 2009
	Net		Net
(dollars in thousands except per share data)	Loss	Shares	Loss	Shares
Net loss	$(10,903)		$(5,242)
Dividends and accretion on preferred stock	(357)		(352)

Net loss applicable to common shareholders	$(11,260)		$(5,594)

Weighted average shares outstanding		25,004,479		7,699,377

Basic loss per common share	$(0.45)		$(0.73)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		-		-

Weighted average diluted shares outstanding		25,004,479		7,699,377

Diluted loss per common share	$(0.45)		$(0.73)

Heritage Oaks Bancorp | - 16 -

Notes to Consolidated Financial Statements

	For the nine months ending,
	September 30, 2010		September 30, 2009
	Net		Net
(dollars in thousands except per share data)	Loss	Shares	Loss	Shares
Net loss	$(18,077)		$(3,633)
Dividends and accretion on preferred stock	(4,517)		(613)

Net loss applicable to common shareholders	$(22,594)		$(4,246)

Weighted average shares outstanding		14,719,951		7,694,969

Basic loss per common share	$(1.54)		$(0.56)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		-		-

Weighted average diluted shares outstanding		14,719,951		7,694,969

Diluted loss per common share	$(1.54)		$(0.56)

Note 7.  Recent Accounting Pronouncements

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance for loan losses. The provisions under this statement are effective for interim and annual reporting periods beginning after December 15, 2010.

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

Heritage Oaks Bancorp | - 17 -

Notes to Consolidated Financial Statements

In December 2009, FASB issued an accounting standard incorporated into Accounting Standards Codification (“ASC”) 860.  This update codifies SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140,” which was previously issued by the FASB in June 2009 but was not included in the original codification.  This update to ASC 860 creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for all annual and interim reporting periods beginning after November 15, 2009.  Under this standard, in order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest: (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and de-recognition of the asset is not appropriate.  Rather the transaction is accounted for as a secured borrowing arrangement. The impact to certain transactions such as the sale of SBA loans or certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans) and liabilities (other borrowings).  The terms contained in certain participation and loan sale agreements are outside the control of the Company and largely relate to Small Business Administration (“SBA”) loan sales.  These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting.  However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, The Company will report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude de-recognition of the assets transferred.  The Company adopted this accounting standard on January 1, 2010 and has not had a material impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 715 “Compensation – Retirement Benefits.”  This standard seeks to provide users of financial statements with an understanding of: how investment allocation decisions are made, the major categories of plan assets, the inputs and valuations techniques used to measure the fair value of those assets, the effect of fair value measurements using unobservable inputs on changes in plan assets during a reporting period, and significant concentrations of risk within plan assets.  The Company adopted this accounting standard on January 1, 2010.  The adoption of this standard did not have a material impact on its financial statements.

Heritage Oaks Bancorp | - 18 -

Notes to Consolidated Financial Statements

Note 8.  Share-Based Compensation

As of September 30, 2010, the Company had two share-based employee compensation plans, which are more fully described in Note 15 of the consolidated financial statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”  Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value.  For all awards except stock option awards, the grant date fair value is the fair market value per share as of the grant date.  For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model.  For all awards, the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term.  The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

The share-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation as well as the impact those expenses have had on diluted earnings per share for the periods indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands except share and per share data)	2010	2009	2010	2009
Share-based compensation expense:
Stock option expense	$57	$43	$149	$129
Restricted stock expense	(63)	42	33	140

Total share-based compensation expense	$(6)	$85	$182	$269

Unrecognized compensation expense:
Stock option expense	$562	$274
Restricted stock expense	152	307

Total unrecognized share-based compensation expense	$714	$581

Share-based compensation expense was negative for the third quarter of 2010, and relates to the reversal of unvested restricted stock expense associated with the departure of one of the Company’s executive officers.

At September 30, 2010, there was a total of $562 thousand of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2.7 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at September 30, 2010 was $152 thousand. That expense is expected to be recognized over the next 1.8 years.

The aggregate intrinsic value in the following table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2010).  The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company's stock.  There was no aggregate intrinsic value associated with options that were exercised during 2010.   The pretax intrinsic value associated with options exercised for the nine month period ended September 30, 2009 was approximately $22 thousand.

Heritage Oaks Bancorp | - 19 -

Notes to Consolidated Financial Statements

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year to date periods ended September 30, 2010 and 2009:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, January 1, 2010	440,738	$9.15
Granted	311,813	3.10
Exercised	(11,260)	3.73
Forfeited	-	-

Options outstanding, September 30, 2010	741,291	$6.69	6.33	$62

Exercisable at September 30, 2010	361,475	$9.51	2.89	$18

Options outstanding, January 1, 2009	408,830	$9.34
Granted	49,741	5.41
Exercised	(10,050)	3.73
Forfeited	-	-

Options outstanding, September 30, 2009	448,521	$9.03	4.33	$484

Exercisable at September 30, 2009	347,172	$8.92	3.03	$385

The Company granted 229,313 options to Management and other Company employees and 82,500 to various non-management members of the Company’s Board of Directors during the third quarter of 2010.  The Company also granted a restricted share award of 26,565 shares to one member of management during the third quarter of 2010.  During the first quarter of 2009 the Company granted 25,000 options to various non-management members of the Company’s Board of Directors.  The Company also granted 24,741 options to other individuals during the first nine months of 2009.  The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first nine months of 2009:

	2010	2009
Expected volatility	43.75%	37.66%
Expected term (years)	7	10
Dividend yield	0.00%	0.00%
Risk free rate	2.02%	3.16%

Weighted-average grant date fair value	$1.48	$2.87

The table on the previous page presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  The Black-Scholes model incorporates a range of assumptions for inputs that are disclosed in the table above.  Expected volatilities are based on the daily historical stock price over the expected life of the option.  The expected term of options granted is derived from the output of the model and represents the period of time that options granted are expected to be outstanding.  Dividend yields are estimated based on the dividend yield on the Company’s common stock at the time of grant.  The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At September 30, 2010, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$99	$-	$99
Mortgage backed securities
Agency	-	152,984	-	152,984
Non-agency	-	14,308	-	14,308
Obligations of state and political subdivisions	-	34,422	296	34,718
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$201,922	$296	$202,218

As of December 31, 2009
Assets
Obligations of U.S. government agencies	$-	$104	$-	$104
Mortgage backed securities
Agency	-	77,950	-	77,950
Non-agency	-	20,153	-	20,153
Obligations of state and political subdivisions	-	22,127	737	22,864
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$120,443	$737	$121,180

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the nine months ended September 30, 2010:

			Purchases,
	Balance as of	Gains	Issuances, and	Sales and	Balance as of
(dollars in thousands)	December 31, 2009	Included in OCI (1)	Settlements	Maturities	September 30, 2010
Obligations of state and political subdivisions	$737	$3	$-	$(444)	$296

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

Heritage Oaks Bancorp | - 22 -

Notes to Consolidated Financial Statements

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of September 30, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains / (Losses)
Assets
Impaired loans	$-	$31,688	$-	$31,688	$(1,455)
Loans held for sale	-	12,374	-	12,374
Other real estate owned	-	9,031	-	9,031	(650)
Goodwill	-	-	11,049	11,049

Total assets measured on a non-recurring basis	$-	$53,093	$11,049	$64,142	$(2,105)

As of December 31, 2009
Assets
Impaired loans	$-	$47,172	$-	$47,172	$(20,204)
Loans held for sale	-	9,487	-	9,487	-
Other real estate owned	-	946	-	946	(1,496)
Goodwill	-	-	11,049	11,049	-

Total assets measured on a non-recurring basis	$-	$57,605	$11,049	$68,654	$(21,700)

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

Heritage Oaks Bancorp | - 23 -

Notes to Consolidated Financial Statements

The following table provides a summary of the estimated fair value of financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$57,117	$57,117	$40,738	$40,738
Interest bearing deposits	119	119	119	119
Investments and mortgage-backed securities	202,218	202,218	121,180	121,180
Federal Home Loan Bank stock	5,395	5,395	5,828	5,828
Loans receivable, net of deferred fees and costs	672,277	676,232	726,854	731,045
Loans held for sale	12,374	12,374	9,487	9,487
Bank owned life insurance	12,937	12,937	12,549	12,549
Accrued interest receivable	3,571	3,571	3,639	3,639

Liabilities
Non-interest bearing deposits	176,419	176,419	174,635	174,635
Interest bearing deposits	619,205	620,762	600,830	596,782
Federal Home Loan Bank advances	55,000	55,000	65,000	65,180
Junior subordinated debentures	8,248	7,710	13,403	12,390
Accrued interest payable	474	474	590	590

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$158,148	$1,581	$169,578	$1,696

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

Investments Including Federal Home Loan Bank Stock and Mortgage-Backed Securities

Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Fair values for holdings of Federal Home Loan Bank stock is based on carrying amounts due to redemption provisions.

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

Heritage Oaks Bancorp | - 24 -

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At September 30, 2010, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

The proceeds received from the U.S. Treasury were allocated to the Series A Senior Preferred Stock and the warrant based on their relative fair values.  The fair value of the Series A Senior Preferred Stock was determined through a discounted future cash flow model at a discount rate of 10%.  The fair value of the warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  As a result the Company recorded the Series A Senior Preferred Stock and the warrant at approximately $19.2 million and $1.8 million, respectively.  The Company is accreting the discount on the Series A Senior Preferred Stock over a period of five years with corresponding charges to retained earnings.

Heritage Oaks Bancorp | - 25 -

Notes to Consolidated Financial Statements

It is also important to note that net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Series A Senior Preferred Stock and any dividends accrued and paid from retained earnings on the Series A Senior Preferred Stock.  For the three and nine months ended September 30, 2010, dividends and accretion on the Series A Senior Preferred Stock totaled approximately $0.4 million and $1.1 million, respectively.  Additionally, the Company is subject to certain limitations during its participation in the CPP including:

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

In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Company of San Francisco.  As a result, as of September 30, 2010, the Company has accrued for but has not paid approximately $0.5 million in dividends on its Series A Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  As of September 30, 2010, the Company has not paid dividends on Series A Preferred Stock for two consecutive quarters.

For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of these consolidated financial statements.

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”), raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, which then closed during the second quarter of 2010.  Total gross proceeds raised in the private placement were approximately $60.0 million and total costs associated with the capital raising efforts were approximately $4.0 million, which represent a reduction of the addition to equity from the private placement.

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

Heritage Oaks Bancorp | - 26 -

Notes to Consolidated Financial Statements

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

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock to an unaffiliated third party.  Such transfer has not occurred as of September 30, 2010.

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

Under the Order, the Bank is required to take certain measures as more fully discussed below.  At September 30, 2010, the Bank believes it is in compliance with all components of the Order.

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

•
The Order further requires the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provisions of approximately $19.3 million in the third and fourth quarters of 2009 and increased the ALLL by a net $4.2 million in the first quarter of 2010.  The Bank has revised its Policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors.  The Bank’s Policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings.  As of the date of this report the Bank is in compliance with this provision of the Order.

•
With respect to classified assets as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order to reduce its level of assets classified as “Substandard” to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  At September 30, 2010, the Bank has met the requirement to reduce assets classified as “Substandard” as of the date of the ROE to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.

•
The Order requires that the Bank develop or revise, adopt and implement a plan, which must be approved by the FDIC and DFI, to reduce the amount of Commercial Real Estate loans extended, particularly focusing on reducing loans for construction and land development. At September 30, 2010, the Bank has reduced its concentrations for Commercial Real Estate and construction and land development to within guidelines acceptable by the Order. In addition, the Bank is to develop a plan for reducing the number of “watch list” credits to an acceptable level, and develop or revise its written lending and collection policies to provide more effective guidance and control over the Bank’s lending function.  At September 30, 2010, the Bank has in place a plan to comply with this provision of the Order.

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

Heritage Oaks Bancorp | - 28 -

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

Although the Company believes it is in full compliance with all provisions of the Order as of the date of this report, ultimate determination of compliance will be determined by the FDIC and DFI in connection with their examination of the Bank and other regulatory processes.

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

In the second quarter of 2010 the Company elected to defer interest payments on $8.2 million junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result the Company has accrued for but has not paid approximately $89 thousand in interest payments on these debentures, as of September 30, 2010, for the second and third quarter 2010 payments due on these debentures. For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of these consolidated financial statements.  For such time as the Company continues to the deferral of interest, it will be prevented from, among other things, paying dividends on its preferred and common stock.

Note 14.  Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Heritage Oaks Bancorp | - 29 -

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, including the continuing downturn in the California real estate market, and the response of the federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, as well as economic, political and global changes arising from the war on terrorism, increased profitability, continued growth, the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of Consent Order and Written Agreement issued by regulatory authorities having oversight of the Company’s and Bank’s operations, and financial policies of the United States government. (Refer to the Company’s December 31, 2009 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Heritage Oaks Bancorp | - 30 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three and nine month periods ending September 30, 2010 and 2009.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

In September 2007, the Company formed Heritage Oaks Capital Trust III (“Trust III”). Trust III is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  In June 2010 the Company re-purchased all the outstanding securities related to Trust III and plans to dissolve Trust III in the fourth quarter of 2010.

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

Heritage Oaks Bancorp | - 31 -

Management’s Discussion and Analysis

Executive Summary

For the three and nine months ended September 30, 2010, the Company reported a net loss applicable to common shareholders of approximately $11.3 million and $22.6 million, respectively.  In the same periods ended a year earlier, the Company reported a net loss applicable to common shareholders of approximately $5.6 million and $4.2 million, respectively.  Net loss per diluted common share was $0.45 for the third quarter of 2010, compared to net loss of $0.73 per diluted common share in the same period ended a year earlier.  For the first nine months of 2010, the net loss per diluted common share was $1.54 compared to net loss per diluted common share of $0.56 for the same period ended a year earlier.

Operating results for the third quarter of 2010 were significantly impacted by a $10.5 million valuation allowance the Company recorded for a portion of its deferred tax assets.  Please see Note 5. Deferred Tax Assets, of the conslolidated financial statements, filed on this Form 10-Q for additional information related to the valuation allowance established for deferred tax assets.  Exclusive of this charge, operating results for the third quarter of 2010, as outlined below, showed significant improvement when compared to prior year results, as the Company experienced measured improvement in asset quality.  However, the results for the first nine months of 2010, exclusive of the valuation allowance established for a portion of the Company’s deferred tax assets, when compared to the same period ended a year earlier reflect the impact of a very challenging first six months of 2010, resulting in higher year over year loan loss provisions.

Third quarter 2010 and year to date operating results through September 30, 2010, exclusive of the $10.5 million valuation allowance recorded for a portion of the Company’s deferred tax assets, were positively impacted by greater net interest income and non-interest income as compared to the same periods a year earlier.  Positive quarterly and year-to date impacts to net interest income are attributable to the increased interest income generated by the securities portfolio and reductions in the Company’s cost of interest bearing liabilities.  Current quarter and year to date increases of non-interest income, as compared to the same periods a year earlier are primarily attributable to increased gains on sales of investment securities, mortgage origination income, and a reduction in losses on sale of OREO.  Increases in non-interest income for the first nine months ended September 30, 2010 as compared to the same prior year period are also significantly elevated due to the $1.7 million pre-tax gain the Company recognized from the extinguishment of $5.0 million in junior subordinated debentures in June 2010.

The provision for loan losses continues to have a significant negative effect on year to date operating results through September 30, 2010; current year to date loan loss provisions were 76.4% higher than those recorded for the same period a year earlier.  Increased provisions for loan losses can be attributed to downgrades in the loan portfolio and current year charge-offs related to the continued effort to work through the troubled asset portfolio.  However, the Company recorded 54.9% less in provision for loan losses during the third quarter of 2010 as compared with the same quarter a year earlier, demonstrating a deceleration in the amount of required provisions for loan losses.  As of September 30, 2010, the allowance for loan losses represented 3.20% of total gross loans.

Non-interest expenses decreased for the quarter ended September 30, 2010, as compared to the third quarter of 2009, primarily as a result of decreases in OREO related write-downs and sales costs.  This positive impact on non-interest expense was augmented by decreases in data processing expenses and FDIC insurance premiums, but was significantly offset by increases in salaries and benefits, and, to a lesser extent, increases in occupancy costs.  Non-interest expense for the nine months ended September 30, 2010 increased as compared to the same period ended a year earlier primarily due to increases in salaries and benefits, FDIC insurance premiums and occupancy costs; all offset partially by decreases in OREO related write-downs and sales costs.

Liquidity continued to remain strong during the third quarter of 2010.  The Company reported a liquidity ratio, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities, of 31.89% at September 30, 2010, compared to 20.50% and 19.65% reported at December 31, 2009, and September 30, 2009, respectively.  The proceeds from the March 2010 private placement, a $20.2 million or 2.6% year to date increase in total deposits, in conjunction with reduced loan demand, contributed significantly to the rise in on-balance sheet liquidity.

The following provides a summary of operating results for the three and nine month periods ended September 30, 2010 and 2009:

Heritage Oaks Bancorp | - 32 -

Management’s Discussion and Analysis

•
For the three and nine months ended September 30, 2010 interest income totaled approximately $12.7 million and $38.3 million.  When compared to the same three and nine month periods ended a year earlier, this represents increases of approximately $0.8 million and $2.3 million, respectively.  The increase in interest income was primarily driven by an increase in the average balance of the Company’s investment portfolio which increased by $108.7 million and $93.2 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods ended a year earlier.  Increases within this category can be attributed in large part to the investment of excess liquidity stemming from significant year over year deposit growth as well as funds received in the Company’s March 2010 private placement.  Increases in interest income from the investment portfolio were augmented by increases in interest income from the loan portfolio, despite a $16.8 million decrease in average loan balances, for the three months ended September 30, 2010 as compared to the same period ended a year earlier.  This was primarily a result of a decrease of interest reversals on loans transferred to non-accrual status during the quarter ended September 30, 2010 as compared to the third quarter of 2009.  Interest income from loans also increased for the nine months ended September 30, 2010 as compared to the same period ended a year earlier due to the positive impact of an increase in average loans of $12.4 million, which was partially offset by the negative impact of higher levels of forgone interest.

•
For the three and nine months ended September 30, 2010, interest expense totaled approximately $1.9 million and $6.4 million, respectively.  When compared to the same three and nine month periods ended a year earlier, this represents a decrease in interest expense of approximately $0.7 million and $0.9 million, respectively.  Management’s continued focus on decreasing funding costs contributed significantly to the year over year declines within this category.  The cost of interest bearing deposits declined 60 and 39 basis points for the three and nine month periods ended September 30, 2010 when compared to that reported for the same three and nine month periods ended a year earlier.

•
Net interest income for the three and nine months ended September 30, 2010 totaled approximately $10.8 million and $31.9 million.  Net interest income increased approximately $1.6 million and $3.3 million from that reported during the same three and nine month periods ended a year earlier.  Year over year changes in net interest income can be attributed in large part to the items mentioned in the preceding paragraphs.

•
Non-interest income totaled approximately $2.5 million and $7.7 million for the three and nine month periods ended September 30, 2010, representing an increase of approximately $0.9 million and $3.0 million, respectively when compared to the same periods ended a year earlier.  Significant items contributing to the increase of non-interest income for both the three and nine months ended September 30, 2010 as compared to the same periods ended a year earlier were the increases of gains on sale of investment securities, greater amounts of mortgage origination fee income, and reductions in losses on disposition of OREO, which offset decreases in service charges on deposit accounts.  The most significant component of the year to date increase in non-interest income, however, was the $1.7 million pre-tax gain on the extinguishment of $5.0 million in junior subordinated debentures during the second quarter of 2010.

•
Non-interest expense totaled approximately $9.9 million and $27.6 million for the three and nine months ended September 30, 2010, respectively.  These amounts when compared to those reported for the same periods ended a year earlier represent a decrease of approximately $0.4 million and an increase of $1.9 million, respectively.  The year over year decline for the third quarter of 2010 can be attributed in large part to a decrease in both write-downs of OREO to fair market value and the costs associated with maintaining such assets, and to a lesser extent, reductions in amortization of the core deposit intangible (“CDI”) and data processing charges.  Increased salaries and benefits costs accounted for the majority of the increase in non-interest expenses for the nine months of 2010, and offset a significant portion of the decrease for the three months ended, September 30, 2010 as compared to the same periods ended a year earlier.  Salaries and benefits increases on a quarterly and year to date basis resulted from expansion in the Company’s management team, increases in insurance benefit premiums, and adjustments in accrued compensated absences.  Other year to date increases to non-interest expense were driven by increases in FDIC insurance premiums and occupancy expenses.  For more information related to non-interest expenses, please see “Non-Interest Expenses” of this Discussion and Analysis.

•
The efficiency ratio was 77.90% for the third quarter of 2010, compared to 95.12% in the third quarter of 2009.  Year over year, the efficiency ratio decreased from 77.02% for the nine months ending September 30, 2009 to 74.45% for the nine months ended September 30, 2010 and was positively impacted due to an increase in net interest income during 2010 which more than offset increases in non-interest expenses.

The following provides a summary for significant year to date changes in financial condition balances as of September 30, 2010:

•
At September 30, 2010, gross loan balances were approximately $672.3 million, approximately $54.8 million or 7.5% lower than that reported at December 31, 2009.  Contributing to the year to date decline in loan balances was the receipt of approximately $15.7 million in principal payments on non-accruing loans, $12.1 million in transfers to foreclosed collateral and $20.3 million in charge-offs. The remaining year to date decline in gross loans can be attributed to several large pay-downs during the first nine months of 2010 in conjunction with scheduled amortization of balances in the absence of significant new loan originations.  The lower volume of loan originations relative to historical periods can be attributed in part to lower demand for credit as well as the Company becoming more selective with respect to the types of loans it chooses to originate.  See also “Loans” under “Financial Condition” of this Discussion and Analysis for additional information regarding the Company’s loan portfolio.

Heritage Oaks Bancorp | - 33 -

Management’s Discussion and Analysis

•
At September 30, 2010, total deposits were approximately $795.6 million, approximately $20.2 million or 2.6% higher than that reported at December 31, 2009.  Deposits, exclusive of brokered deposits were approximately $794.8 million or $30.5 million higher than that reported at December 31, 2009.  Increases in core deposit balances allowed the Company to rely less on brokered deposits for funding.  At September 30, 2010 brokered deposit balances totaled approximately $0.9 million and represented 0.1% of total deposits.  This compares to $11.2 million or 1.5% at December 31, 2009.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this Discussion and Analysis for information regarding the Company’s deposit liabilities.

•
At September 30, 2010, borrowings from the FHLB were $55.0 million, and decreased $10.0 million from that reported at December 31, 2009.  The average rate paid on borrowings with the FHLB for the three and nine months ended September 30, 2010 was 0.73% and 0.64%, respectively.  This compares to the 0.63% and 0.81% reported for the same three and nine month periods ended a year earlier.

•
Investment securities totaled approximately $202.2 million, approximately $81.0 million greater than that reported at December 31, 2009.  The year to date increase in the portfolio can be attributed to purchases the Company made to maximize the yield on earning assets in the absence of significant new loan originations.  For additional information on the Company’s investment securities portfolio, please see “Investment Securities and Other Earning Assets” of this Discussion and Analysis.

•
Federal Funds sold and interest bearing due from balances totaled approximately $40.4 million at September 30, 2010, representing an increase of approximately $19.0 million over that reported at December 31, 2009.  Increased balances within this category are attributable in large part to approximately $20.2 million in deposit growth experienced during the first nine months of 2010 as well as proceeds the Company received related to its March 2010 private placement.  See also “Investment Securities and Other Earning Assets” of this Discussion and Analysis for additional information regarding Federal Funds sold and interest bearing due from balances.

The following provides an overview of asset quality as of September 30, 2010:

•
At September 30, 2010, the balance of non-performing loans was approximately $26.8 million or $8.3 million and $11.4 million lower than that reported at June 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 the balance of non-performing loans as a percentage of total gross loans was 3.98% compared to the 5.03% and 5.26% reported as of June 30, 2010 and December 31, 2009, respectively.  Contributing to the year to date decrease in non-performing loans was the receipt of approximately $15.7 million in principal payments on non-accruing balances, transfers to foreclosed collateral totaling $12.1 million and charge-offs of approximately $20.3 million.  Contributing further to the year to date decrease in non-accruing loans was the return of approximately $3.7 million in balances to accruing status following the Company’s efforts to bring resolution to problem credits.  These reductions were offset by approximately $40.4 million in balances that transferred to non-accruing status during the first nine months of 2010.  Please see “Non-Performing Assets” of this Discussion and Analysis for a more complete discussion of the loans the Company has placed on non-accrual status.

•
At September 30, 2010, the allowance for loan losses totaled approximately $21.6 million, representing 3.20% of total gross loans.  This compares to the $14.4 million or 1.97% of total gross loans reported at December 31, 2009.  Provisions for loan losses during the three and nine months ended September 30, 2010 totaled approximately $4.4 million and $25.7 million, respectively.  Provisions for loan losses declined approximately $5.4 million, and increased approximately $11.1 million for the three and nine month periods ended September 30, 2010, when compared to the same respective periods ended in 2009. See also “Provision for Loan Losses” of this Discussion and Analysis for a more complete discussion regarding loan loss provisions.

•
Charge-offs during the three and nine month periods ended September 30, 2010 totaled approximately $5.1 million and $20.3 million, respectively.  Net charge-offs during the three and nine month periods ended September 30, 2010 totaled approximately $5.0 million and $18.5 million, respectively.  Net charge-offs to average gross loans were 0.71% and 2.58% for the three and nine month periods ended September 30, 2010, respectively.  This compares to 0.70% and 1.29% reported for the same three and nine month periods ended a year earlier.  Please see “Allowance for Loan Losses” of this Discussion and Analysis for additional information related to the charge-offs.

Heritage Oaks Bancorp | - 34 -

Management’s Discussion and Analysis

•
OREO balances totaled approximately $9.0 million at September 30, 2010, an increase of approximately $8.1 million from that reported at December 31, 2009.  As previously mentioned, the Company transferred approximately $12.1 million to OREO in the first nine months of 2010.  OREO dispositions totaled approximately $3.1 million and write-downs of OREO totaled $0.9 million in first nine months of 2010.

Recent Developments

The Bank is currently in the middle of an ongoing regulatory examination.  The results of this examination are not known at the time of this filing.  The results of this examination, when determined, may have an impact on the financial results of the Bank and the Company.  Although the Company believes it is in full compliance with the terms of the Order, as discussed in Note 12 of the consolidated financial statements filed on this Form 10-Q, compliance will be determined by the FDIC and DFI in connection with their examination of the Bank.

Dividends and Stock Repurchases

During the first nine months of 2010, the Company paid approximately $0.3 million in dividends on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP.  In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  See also Note 11. Preferred Stock, of the consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Series A Senior Preferred Stock.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.

The Company paid no dividends on or made repurchases of its common stock during the first nine months of 2010 or during the entire year of 2009.

Heritage Oaks Bancorp | - 35 -

Management’s Discussion and Analysis

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	09/30/10	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08

Return on average assets	-4.29%	-2.32%	-0.56%	-1.43%	-2.30%	0.23%	0.54%	-0.63%

Return on average equity	-32.20%	-17.35%	-5.70%	-15.27%	-22.54%	2.20%	6.04%	-6.93%

Return on average common equity	-40.70%	-55.46%	-10.93%	-22.05%	-31.14%	1.44%	6.21%	-6.93%

Average equity to average assets	13.32%	13.36%	9.88%	9.35%	10.18%	10.68%	8.95%	9.06%

Average common equity to average assets	10.88%	6.91%	6.57%	7.14%	7.87%	8.26%	8.61%	9.06%

Net interest margin	4.56%	4.69%	4.43%	4.81%	4.34%	4.91%	5.03%	5.04%

Efficiency ratio*	77.90%	68.86%	76.88%	70.84%	95.12%	70.02%	66.71%	66.43%

Average loans to average deposits	87.99%	91.82%	93.67%	93.45%	98.20%	103.58%	112.39%	109.95%

Net (loss) / income	$(10,903)	$(5,835)	$(1,339)	$(3,416)	$(5,242)	$507	$1,102	$(1,254)

Net (loss) / income available to common shareholders	$(11,260)	$(9,644)	$(1,690)	$(3,767)	$(5,594)	$257	$1,091	$(1,254)

(Loss) / Earnings Per Common Share:
Basic	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)
Diluted	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14	$(0.16)
Weighted Average Outstanding Shares:
Basic	25,004,479	11,250,989	7,717,194	7,704,060	7,699,377	7,696,027	7,689,317	7,660,342
Diluted	25,004,479	11,250,989	7,717,194	7,704,060	7,699,377	7,866,962	7,824,377	7,660,342

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on the sale of investment securities, other real estate owned, SBA loans, FF&E, extinguishment of debt and OTTI impairment losses.

Local Economy

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 267,000, 85,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Further, access to numerous recreational activities and destinations including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.  However, the abundant tourism that has developed over the past decade in the Company’s market area, especially in the wine industry and coastal communities, has provided support for the local economy in previous economic downturns and has, to some degree, provided support in the current economic environment.

Heritage Oaks Bancorp | - 36 -

Management’s Discussion and Analysis

The last two years have proven to be challenging not only on the national level, but within the state of California and more specifically the Company’s primary market area.  As the real estate market and general economic conditions have  continued to wane throughout the last two years, the ability of borrowers to satisfy their obligations to the financial sector has languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market has negatively impacted the credit quality of the loan portfolio over the last two years.  Recent indications show the unemployment rate within California to be approximately 12.4%.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas to be approximately 10.3% and 8.9%, respectively.  Additionally, according to the most recent data available to the Company in regard to hotel occupancy rates, published by Smith Travel Research in June 2010, hotel occupancy rates showed a year over year decline of 3.9% and 0.1% for Paso Robles/San Luis Obispo and Santa Barbara/Santa Maria, respectively.  For the State of California, hotel occupancy rates showed a year over year increase of 5.7%.

Real estate prices have fallen significantly in California and within the Company’s market area from the highs seen during 2006 and 2007.  Recent information provided by DataQuick Information Systems indicates that housing prices in San Luis Obispo and Santa Barbara counties have declined in excess of 38% from the highs seen in 2006 and 2007.  Prices in some of the largest cities in the Company’s market area such as: San Luis Obispo, Paso Robles, Santa Barbara, and Santa Maria have experienced year over year price variances of approximately -4%, -1%, 17%, and -6%, respectively as of August 2010. It should be noted that although changes in local median home prices typically indicate home price appreciation and depreciation, price changes may also reflect shifts in the composition of housing market activity. Therefore, some of the variations in median home prices as of August 2010 may have been impacted by compositional changes in housing demand. Real estate sales in the Company’s market area have remained relatively stable, and can be attributed in part to sales of distressed properties, and the work through of any additional supply added to the market in recent years during the economic downturn.

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

As economic conditions continue to wane, and as the level of unemployment continues to rise, conditions within the Company’s primary market may be negatively impacted above and beyond what the Company has seen thus far.  Additional job losses and any prolonged decline in economic activity may further impact the borrowers to whom the Company has extended credit, which may further impact the Company’s operating results and financial condition.

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

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are discounted at the loan’s original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.  All loans are generally charged-off at such time that it is highly certain a loss has been realized.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in Management's judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date.  The amount of the allowance is based on Management's evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by provisions for loan losses, which are charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, Management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

As mentioned, loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In certain instances the Company may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement.  Loans such as these are considered impaired and require the Company to measure the amount of impairment, if any, at the time the loan is restructured.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less the cost to sell such collateral.  In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

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

Heritage Oaks Bancorp | - 38 -

Management’s Discussion and Analysis

Appraisals for Collateral Dependent Loans

Once a loan has been funded, the Company has a policy to perform an annual review of the borrower’s financial condition and of any real estate securing the loan.  This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements.  This information is used internally by the Company to validate all covenants and the risk grade assigned to the loan.  If during the review process the Company learns of additional information that would suggest that the value of the collateral may be impaired from the original underwriting of the loan, or the most recent appraisal, an additional independent appraisal of the collateral is requested.  If based on the updated appraisal information it is determined the value of the collateral is impaired and the Company no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan’s original agreement, the Company typically moves to establish a valuation allowance for such loans or charge-off such differences.  Once a loan is deemed to be impaired and/or the loan was downgraded to substandard status, the loan becomes the responsibility of the Company’s Special Assets department, which provides more diligent oversight of problem credits.  This oversight includes, among other things, a review of all previous appraisals of collateral securing such loans and determining in the Company’s best judgment if those appraisals still represent the current fair value of the loan.  Additional appraisals may be ordered at this time if deemed necessary.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of individual securities to their fair value.  The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, Management considers: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Company to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, current cash flows, credit enhancements, loan-to-values, credit scores, delinquency and default rates.

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

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary differences between the financial statement carrying amounts and the corresponding tax basis of assets and liabilities.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and the Company’s net income will be reduced.  The Company performed an in depth analysis of its deferred tax assets to determine if the current carrying value would be realized in future periods during the third quarter of 2010.  Based on the Company’s analysis it determined that approximately $10.5 million of its deferred tax assets did not meet the “more likely than not” standard for realizability as of September 30, 2010.  Therefore the Company established a valuation allowance for this portion of its deferred tax assets.  Please see Note 5. Deferred Tax Assets of the consolidated financial statements, filed on this Form 10-Q for additional information related to its deferred tax assets and the related valuation allowance.

Heritage Oaks Bancorp | - 39 -

Management’s Discussion and Analysis

Results of Operations

The Company’s operating results for the three months ended September 30, 2010 when compared to the same period ended a year earlier were significantly impacted by higher provisions for income taxes, due to a $10.5 million valuation allowance established for a portion of the Company’s deferred tax assets.  Exclusive of this charge, operating results for the third quarter of 2010 showed significant improvement due to a reduction in the provisions for loan losses.  Provisions for loan losses during the three months ended September 30, 2010 totaled approximately $4.4 million, representing a decrease of approximately $5.4 million from that reported in the same period ended a year earlier.  Provisions for loan losses made during the first nine months of 2010 totaled approximately $25.7 million and increased by $11.1 million when compared to the same period ended a year earlier; therefore the Company’s operating results on a year to date basis, remain below that experienced through September 30, 2009.  Net charge-offs were similar for the three month periods ended September 30, 2010 and 2009, however the amount of provision recorded during the third quarter of 2009 was significantly larger than that recorded during the third quarter of 2010 due to the need to increase the allowance for loan losses as a percentage of gross loans to an acceptable level.  Net charge-offs for 2010 on a year to date basis were nearly double the amount recorded for the first nine months of 2009, and when combined with increases in historical loan loss rates, continued weakness in the local and national economy and deterioration in asset quality, necessitated additional provisions for loan losses.  Please see “Provision for Loan Losses” of this Discussion and Analysis for additional information related to provision for loan losses.

Forgone interest on non-accrual loans continues to be a significant strain on interest income on a year to date basis, though this trend is stabilizing due to a deceleration in the volume of new non-accrual loans.  Total forgone interest related to impaired loans, which includes (1) the initial accrued interest reversal when a loan is transfered to non-accrual status, and (2) interest lost prospectively for the period of time a loan is on non-accrual status and lost interest due to restructuring terms below original note terms, was approximately $0.7 million and $2.4 million during the three and nine months ended September 30, 2010.

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

However, in the last two years interest rates have fallen to unprecedented levels and as a result a significant portion of loans in the Company’s loan portfolio are currently at their floors.  Given that current interest rates are considerably lower than most floors in the loan portfolio, the Company would need to see a notable rise in interest rates before the overall yield on the portfolio would begin to rise.  Additionally, as a result of promotions over the last two years designed to attract lower cost core deposits, the Company was able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to a more neutral position regarding interest rate sensitivity.  This was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Federal Funds and Prime rates during 2008 which are still in place as of September 30, 2010.

For the three and nine months ended September 30, 2010 and 2009, the net interest margin was 4.56%, 4.56%, 4.34%, 4.75%, respectively.  This represents an increase of 22 and a decline of 19 basis points when compared to that reported for the same periods ended a year earlier.  As mentioned, forgone interest related to loans the Company placed on non-accrual and rate concessions on TDRs negatively impacted the net interest margin in 2010, although less so in the third quarter of 2010 as compared to the third quarter of 2009.  For the third quarter and first nine months of 2010 interest reversals (related to loans placed on non-accrual during the period) negatively impacted the net interest margin by approximately 8 and 6 basis points.  Total forgone interest negatively impacted the net interest margin by approximately 32 and 33 basis points for the third quarter and the first nine months of 2010, respectively.  The shift in interest earning asset mix away from higher yielding loans to lower yielding securities has also begun to negatively impact the net interest margin which has resulted primarily due to loan principal repayments and loan portfolio amortization.  Average loans have decreased by $16.8 million for the quarter ended September 30, 2010 as compared to the same period a year earlier.  Additionally higher average balances of overnight liquidity in the form of federal funds sold and interest bearing due from placed added pressure on the margin as these investments yielded, on average, approximately 0.22% for the third quarter and 0.24% for the first nine months of 2010.

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

Heritage Oaks Bancorp | - 40 -

Management’s Discussion and Analysis

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three and nine months ended September 30, 2010 and 2009.  The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	September 30, 2010			September 30, 2009
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	1.41%	$-	$119	3.33%	$1
Interest bearing due from banks	32,708	0.24%	20	-	0.00%	-
Federal funds sold	5,500	0.11%	1	33,895	0.25%	21
Investment securities taxable	178,833	3.29%	1,483	75,563	4.66%	888
Investment securities non taxable	28,080	4.15%	294	22,653	4.33%	247
Loans (1) (2)	697,053	6.21%	10,908	713,810	5.95%	10,703
Total interest earning assets	942,293	5.35%	12,706	846,040	5.56%	11,860

Allowance for possible loan losses	(21,814)			(11,969)
Other assets	88,315			71,976
Total assets	$1,008,794			$906,047

Interest Bearing Liabilities:
Interest bearing demand	$66,885	0.27%	$45	$67,825	0.92%	$157
Savings	27,701	0.16%	11	25,619	0.28%	18
Money market	286,435	0.90%	647	209,634	1.52%	804
Time deposits	229,861	1.72%	996	219,253	2.32%	1,284
Brokered money market funds	954	0.83%	2	2,826	0.70%	5
Brokered time deposits	100	0.00%	-	23,426	1.46%	86
Total interest bearing deposits	611,936	1.10%	1,701	548,583	1.70%	2,354
Federal Home Loan Bank borrowing	63,370	0.73%	116	65,000	0.63%	103
Junior subordinated debentures	8,248	2.26%	47	13,403	4.08%	138
Total borrowed funds	71,618	0.90%	163	78,403	1.22%	241
Total interest bearing liabilities	683,554	1.08%	1,864	626,986	1.64%	2,595
Non interest bearing demand	180,284			178,293
Total funding	863,838	0.86%	1,864	805,279	1.28%	2,595
Other liabilities	10,602			8,490
Total liabilities	$874,440			$813,769

Stockholders' Equity:
Preferred stock	$23,253			$19,288
Common stock	101,162			48,695
Additional paid in capital	6,881			3,125
Retained earnings	2,728			23,171
Valuation allowance investments	330			(2,001)
Total stockholders' equity	134,354			92,278
Total liabilities and stockholders' equity	$1,008,794			$906,047

Net interest income			$10,842			$9,265
Net interest margin (3)		4.56%			4.34%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $138 and $229 for the three months ending September 30, 2010 and 2009, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 41 -

Management’s Discussion and Analysis

	For the nine months ending			For the nine months ending
	September 30, 2010			September 30, 2009
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	1.12%	$1	$119	3.37%	$3
Interest bearing due from banks	41,216	0.23%	72	-	0.00%	-
Federal funds sold	4,070	0.10%	3	22,596	0.22%	38
Investment securities taxable	149,588	3.57%	3,989	59,614	4.66%	2,077
Investment securities non taxable	22,956	4.60%	789	19,763	4.34%	641
Loans (1) (2)	717,571	6.24%	33,478	705,187	6.31%	33,266
Total interest earning assets	935,520	5.48%	38,332	807,279	5.97%	36,025

Allowance for possible loan losses	(20,362)			(10,909)
Other assets	79,515			70,288
Total assets	$994,673			$866,658

Interest Bearing Liabilities:
Interest bearing demand	$72,987	0.58%	$315	$64,524	0.72%	$347
Savings	27,659	0.27%	55	23,849	0.21%	38
Money market	276,969	1.07%	2,214	186,921	1.51%	2,118
Time deposits	229,917	1.89%	3,246	182,771	2.49%	3,400
Brokered money market funds	985	0.68%	5	25,387	0.72%	137
Brokered time deposits	2,548	1.84%	35	29,886	1.67%	373
Total interest bearing deposits	611,065	1.28%	5,870	513,338	1.67%	6,413
Federal funds purchased	-	0.00%	-	251	1.07%	2
Securities sold under agreement to repurchase	-	0.00%	-	870	0.15%	1
Other secured borrowing	595	4.94%	22	-	0.00%	-
Federal Home Loan Bank borrowing	64,451	0.64%	308	80,982	0.81%	492
Junior subordinated debentures	11,231	2.42%	203	13,403	4.42%	443
Total borrowed funds	76,277	0.93%	533	95,506	1.31%	938
Total interest bearing liabilities	687,342	1.25%	6,403	608,844	1.61%	7,351
Non interest bearing demand	176,401			162,830
Total funding	863,743	0.99%	6,403	771,674	1.27%	7,351
Other liabilities	9,265			8,650
Total liabilities	$873,008			$780,324

Stockholders' Equity:
Preferred stock	$39,325			$13,741
Common stock	69,499			48,673
Additional paid in capital	4,778			2,504
Retained earnings	8,159			23,166
Valuation allowance investments	(96)			(1,750)
Total stockholders' equity	121,665			86,334
Total liabilities and stockholders' equity	$994,673			$866,658

Net interest income			$31,929			$28,674
Net interest margin (3)		4.56%			4.75%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $496 and $711 for the nine months ending September 30, 2010 and 2009, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 42 -

Management’s Discussion and Analysis

The tables below set forth changes in average interest earning assets and their respective yields for the three and nine month periods ending September 30, 2010 compared to that reported during the same periods ended in 2009:

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Investments with other banks	$119	$119	$-	0.00%	1.41%	3.33%	-1.92%
Interest bearing due from banks	32,708	-	32,708	100.00%	0.24%	0.00%	0.24%
Federal funds sold	5,500	33,895	(28,395)	-83.77%	0.11%	0.25%	-0.14%
Investment securities taxable	178,833	75,563	103,270	136.67%	3.29%	4.66%	-1.37%
Investment securities non taxable	28,080	22,653	5,427	23.96%	4.15%	4.33%	-0.18%
Loans (1) (2)	697,053	713,810	(16,757)	-2.35%	6.21%	5.95%	0.26%

Total interest earning assets	$942,293	$846,040	$96,253	11.38%	5.35%	5.56%	-0.21%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $138 and $229 for the three months ending September 30, 2010 and 2009, respectively have been included in the interest income computation.

	Average Balance				Average Yield
	for the nine months ending				for the nine months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Investments with other banks	$119	$119	$-	0.00%	1.12%	3.37%	-2.25%
Interest bearing due from banks	41,216	-	41,216	100.00%	0.23%	0.00%	0.23%
Federal funds sold	4,070	22,596	(18,526)	-81.99%	0.10%	0.22%	-0.12%
Investment securities taxable	149,588	59,614	89,974	150.93%	3.57%	4.66%	-1.10%
Investment securities non taxable	22,956	19,763	3,193	16.16%	4.60%	4.34%	0.26%
Loans (1) (2)	717,571	705,187	12,384	1.76%	6.24%	6.31%	-0.07%

Total interest earning assets	$935,520	$807,279	$128,241	15.89%	5.48%	5.97%	-0.49%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $496 and $711 for the nine months ending September 30, 2010 and 2009, respectively have been included in the interest income computation.

At September 30, 2010, average interest earning assets were approximately $96.3 million and $128.2 million higher than that reported over the same three and nine month periods ended a year earlier.  The primary driver behind the increase in average interest earning assets was the growth in the Company’s securities portfolio, which increased by $108.7 million and $93.2 million for the quarter and nine months ended September 30, 2010.  Increases of average balances on the securities portfolio during the third quarter of 2010 offset the $16.8 million decrease in average loan balances as compared to the same period a year earlier.  For the nine months ended September 30, 2010 average loans contributed an additional $12.4 million and average interest bearing due from and federal funds sold contributed an additional $22.7 million to the increase in average interest earning assets as compared to the same period a year earlier.

Increases in interest bearing due from balances as well as investment securities is primarily the result of a $42.1 million year over year increase in deposit balances in addition to approximately $60.0 million in gross proceeds the Company raised in its March 2010 private placement.  The yield on earning assets for the three and nine months ended September 30, 2010 was 5.35% and 5.48% compared to 5.56% and 5.97% for the same periods ended a year earlier.  The year over year decline in the yield on earning assets can be attributed to several factors including the impact of interest reversals and forgone interest on non-accruing loans and lost interest due to TDR rate and term concessions, as well as a significant increase in the level of lower yielding short term investment balances.

For the three and nine months ended September 30, 2010 the yield on the loan portfolio was 6.21% and 6.24% or 26 basis points higher and 7 basis points lower than that reported for the same periods ended a year earlier.  The increase in quarterly yield on the loan portfolio can be attributed to both a $1.0 million reduction in the quarterly amount of interest reversals on loans transferred to non-accrual status during the third quarter of 2010, as compared to the third quarter of 2009, and a year over year reduction in the balance of non-accrual loans of approximately $12.6 million or 32.0%.  The decrease in loan portfolio yield for the nine months ended September 30, 2010 can be attributed to greater amounts of forgone interest on non-accrual loans and TDRs for the first nine months of 2010 as compared to the same period a year earlier.  Forgone interest for the three and nine months ended September 30, 2010 were approximately $0.7 million and $2.4 million, respectively and reduced the yield on the loan portfolio by 42 basis points for both periods.

Heritage Oaks Bancorp | - 43 -

Management’s Discussion and Analysis

Throughout the last twelve months the Company has sought to maintain considerable levels of on-balance sheet liquidity through its continued focus on core deposit gathering while operating in a challenging economic environment.  While the Company’s liquidity position was enhanced markedly over the last twelve months as a result of this initiative, this trend has placed some pressure on earning asset yields as a significant portion of these funds have been invested overnight in the form of interest bearing balances due from the Federal Reserve and federal funds sold.  These investments yield considerably less than what the Company might otherwise earn if those funds were invested in loans.  As previously discussed, average loan balances, while still showing an increase on a year over year basis of $12.4 million, actually contracted for the three months ended September 30, 2010 by $16.8 million as compared to the third quarter of 2009.  New loan originations have slowed due in part to a decline in loan demand and fewer loans that meet the Company’s underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, the Company has been making selective purchases of relatively short term, agency-backed, cash flow generating, mortgage securities over the last twelve months.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as they currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Company to maximize yields on excess liquidity while ensuring adequate cash flow to support potential loan growth in future periods.

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three and nine month periods ending September 30, 2010 compared to that reported during the same periods ended in 2009:

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Interest bearing demand	$66,885	$67,825	$(940)	-1.39%	0.27%	0.92%	-0.65%
Savings	27,701	25,619	2,082	8.13%	0.16%	0.28%	-0.12%
Money market	286,435	209,634	76,801	36.64%	0.90%	1.52%	-0.62%
Time deposits	229,861	219,253	10,608	4.84%	1.72%	2.32%	-0.60%
Brokered money market funds	954	2,826	(1,872)	-66.24%	0.83%	0.70%	0.13%
Brokered time deposits	100	23,426	(23,326)	-99.57%	0.00%	1.46%	-1.46%
Federal Home Loan Bank borrowing	63,370	65,000	(1,630)	-2.51%	0.73%	0.63%	0.10%
Junior subordinated debentures	8,248	13,403	(5,155)	-38.46%	2.26%	4.08%	-1.82%

Total interest bearing liabilities	$683,554	$626,986	$56,568	9.02%	1.08%	1.64%	-0.56%

	Average Balance				Average Rate
	for the nine months ending				for the nine months ending
	September 30,		Variance		September 30,
(dollars in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Interest bearing demand	$72,987	$64,524	$8,463	13.12%	0.58%	0.72%	-0.14%
Savings	27,659	23,849	3,810	15.98%	0.27%	0.21%	0.06%
Money market	276,969	186,921	90,048	48.17%	1.07%	1.51%	-0.44%
Time deposits	229,917	182,771	47,146	25.80%	1.89%	2.49%	-0.60%
Brokered money market funds	985	25,387	(24,402)	-96.12%	0.68%	0.72%	-0.04%
Brokered time deposits	2,548	29,886	(27,338)	-91.47%	1.84%	1.67%	0.17%
Federal funds purchased	-	251	(251)	-100.00%	0.00%	1.07%	-1.07%
Securities sold under repurchase agreements	-	870	(870)	-100.00%	0.00%	0.15%	-0.15%
Other secured borrowing	595	-	595	100.00%	4.94%	0.00%	4.94%
Federal Home Loan Bank borrowing	64,451	80,982	(16,531)	-20.41%	0.64%	0.81%	-0.17%
Junior subordinated debentures	11,231	13,403	(2,172)	-16.21%	2.42%	4.42%	-2.00%

Total interest bearing liabilities	$687,342	$608,844	$78,498	12.89%	1.25%	1.61%	-0.36%

At September 30, 2010, the average balance of interest bearing liabilities was approximately $56.6 million and $78.5 million higher than that reported over the same three and nine month periods ended a year earlier.  Year over year increases in the average balance of interest bearing liabilities can be attributed in large part to higher money market, time deposits as well as interest bearing demand.  The Company attributes strong year over year deposit growth within these categories to several factors including promotional efforts to attract and retain core deposits.  This initiative allowed the Company to pay-down FHLB borrowings and average brokered deposits of approximately $26.8 million and $68.3 million for the three and nine month periods ended September 30, 2010, respectively, thereby relying less on non-core funding sources.

Heritage Oaks Bancorp | - 44 -

Management’s Discussion and Analysis

The significant increases in floating rate deposit balances over the last year and the ability to re-price those funds as needed, as well as year over year increases in non-interest bearing demand deposits assisted the Company in keeping its overall cost of funding down and mitigating the decline in interest earning asset yields.  At September 30, 2010 approximately $447.3 million or 65.6% of the Company’s interest bearing liabilities possess a floating rate.

For the three and nine months ended September 30, 2010 the average rate paid on interest bearing liabilities was 1.08% and 1.25%, respectively, down 56 and 36 basis points from that reported for the same periods ended a year earlier.  The year over year decline can be attributed in part to increases in lower cost core deposit balances, the absence of higher cost brokered time deposits and the re-pricing of money market and time deposits.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2010 over the same periods ended in 2009, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended			For the nine months ended
	September 30, 2010 over 2009			September 30, 2010 over 2009
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Investments with other banks	$-	$(1)	$(1)	$-	$(2)	$(2)
Interest bearing due from Federal Reserve	20	-	20	72	-	72
Federal funds sold	(12)	(8)	(20)	(21)	(14)	(35)
Investment securities taxable	919	(324)	595	2,499	(587)	1,912
Investment securities non-taxable (2)	87	-	87	162	2	164
Taxable equivalent adjustment (2)	(30)	(10)	(40)	(55)	39	(16)
Loans (1)	(254)	459	205	589	(377)	212

Net increase / (decrease)	730	116	846	3,246	(939)	2,307

Interest expense:
Savings, NOW, money market	211	(487)	(276)	792	(711)	81
Time deposits	59	(347)	(288)	771	(925)	(154)
Brokered funds	(60)	(29)	(89)	(565)	95	(470)
Federal funds purchased	-	-	-	(1)	(1)	(2)
Other secured borrowings	-	-	-	22	-	22
Securities sold under agreement to repurchase	-	-	-	(1)	-	(1)
Federal Home Loan Bank borrowing	(3)	16	13	(90)	(94)	(184)
Long term debt	(42)	(49)	(91)	(63)	(177)	(240)

Net increase / (decrease)	165	(896)	(731)	865	(1,813)	(948)

Total net increase / (decrease)	$565	$1,012	$1,577	$2,381	$874	$3,255

(1)	Includes loan fees of $138 and $229 for the three months ending September 30, 2010 and 2009 and $496 and $711 for the nine months ending September 30, 2010 and 2009, respectively.
(2)	Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Heritage Oaks Bancorp | - 45 -

Management’s Discussion and Analysis

Non-Interest Income

The tables below set forth changes in non-interest income for the three and nine month periods ended September 30, 2010 compared to the same periods ended in 2009:

	For the three months ended
	September 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Service charges on deposit accounts	$581	$750	$(169)	-22.5%
ATM/Debit and credit card transaction/interchange fees	333	253	80	31.6%
Bancard	53	48	5	10.4%
Mortgage origination fees	631	245	386	157.6%
Earnings on bank owned life insurance	143	124	19	15.3%
Other commissions and fees	93	92	1	1.1%
Net OTTI impairment losses on investment securities	(106)	-	(106)	-100.0%
Gain on sale of investment securities	807	211	596	282.5%
Loss on sale of OREO	(28)	(200)	172	86.0%
Gain on sale of SBA loans	-	70	(70)	-100.0%

Total non-interest income	$2,507	$1,593	$914	57.4%

	For the nine months ended
	September 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Service charges on deposit accounts	$1,820	$2,214	$(394)	-17.8%
ATM/Debit and credit card transaction/interchange fees	915	723	192	26.6%
Bancard	137	140	(3)	-2.1%
Mortgage origination fees	1,432	910	522	57.4%
Earnings on bank owned life insurance	437	369	68	18.4%
Other commissions and fees	360	325	35	10.8%
Net OTTI impairment losses on investment securities	(106)	-	(106)	-100.0%
Gain on extinguishment of debt	1,700	-	1,700	100.0%
Gain on sale of investment securities	710	333	377	113.2%
Gain / (loss) on sale of OREO	34	(331)	365	110.3%
Gain on sale of furniture fixtures and equipment	58	-	58	100.0%
Gain on sale of SBA loans	209	70	139	198.6%

Total non-interest income	$7,706	$4,753	$2,953	62.1%

Non-interest income totaled approximately $2.5 million and $7.7 million for the three and nine month periods ended September 30, 2010, representing an increase of approximately $0.9 million and $3.0 million, respectively when compared to the same periods ended a year earlier.  The drivers which contributed to the increase of non-interest income for the three months ended September 30, 2010 as compared to the same period ended a year earlier, were an increase in gains on sale of investment securities of $0.6 million, an increase of $0.4 million in mortgage origination fee income, and a reduction in the loss on sale of OREO of $0.2 million.  These quarterly increases were partially offset by decreases in service charges on deposit accounts of $0.2 million, and by an OTTI impairment charge on a specific bond in the investment portfolio of $0.1 million.  The most significant component of the year to date increase in non-interest income as compared to the first nine months of 2009 was the $1.7 million pre-tax gain on the extinguishment of $5.0 million in junior subordinated debentures during the second quarter of 2010.  Other significant contributors on a year to date basis included an increase of $0.5 million in mortgage origination fee income, an increase in gains on sale of investment securities of $0.4 million, an increase in the gain on sale of OREO of $0.4 million, and an increase of $0.2 million in ATM/Debit and credit card transaction and interchange fees.  This year over year increases were partially offset by decreases in service charges on deposit accounts of $0.4 million, and by an OTTI impairment charge on a specific bond in the investment portfolio of $0.1 million.

The Company attributes the decline in service charge income to better cash management practices of business clients in the current economic environment.  Higher transaction/interchange income is attributable to greater focus on debit card usage in conjunction with additional core relationships the Company obtained over the last twelve months.  The Company also saw an increase in earnings on bank owned life insurance which can be attributed to additional policies the Company purchased in the second half of 2009 for certain executive officers.

Mortgage origination fees increased considerably during the third quarter and first nine months of 2010 from that reported a year earlier.  This can be attributed to a reduction in origination expenses the Company realized during the first nine months of 2010.

Heritage Oaks Bancorp | - 46 -

Management’s Discussion and Analysis

The tables below illustrate the change in the number and total dollar volume of mortgage loans originated during the three and nine months ended September 30, 2010 when compared to the same periods ended in 2009:

	For the three months ended September 30,
(dollars in thousands)	2010	2009	Variance
Dollar volume	$45,765	$38,993	17.4%
Number of loans	128	99	29.3%

	For the nine months ended September 30,
(dollars in thousands)	2010	2009	Variance
Dollar volume	$114,280	$127,680	-10.5%
Number of loans	327	377	-13.3%

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and nine month periods ended September 30, 2010 compared to the same periods ended in 2009:

	For the three months ended
	September 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Salaries and employee benefits	$4,799	$3,969	$830	20.9%
Occupancy	966	843	123	14.6%
Equipment	433	365	68	18.6%
Promotional	173	191	(18)	-9.4%
Data processing	497	687	(190)	-27.7%
Stationery and supplies	114	111	3	2.7%
Regulatory fees	669	851	(182)	-21.4%
Audit and tax costs	143	182	(39)	-21.4%
Amortization of core deposit intangible	128	262	(134)	-51.1%
Director fees	132	80	52	65.0%
Communications	99	76	23	30.3%
Loan department	943	1,844	(901)	-48.9%
Other	778	790	(12)	-1.5%

Total non interest expense	$9,874	$10,251	$(377)	-3.7%

	For the nine months ended
	September 30,		Variance
(dollars in thousands)	2010	2009	dollar	percentage
Salaries and employee benefits	$13,528	$11,517	$2,011	17.5%
Occupancy	2,840	2,521	319	12.7%
Equipment	1,131	1,066	65	6.1%
Promotional	525	517	8	1.5%
Data processing	1,832	2,049	(217)	-10.6%
Stationery and supplies	343	314	29	9.2%
Regulatory fees	1,971	1,531	440	28.7%
Audit and tax costs	428	477	(49)	-10.3%
Amortization of core deposit intangible	385	787	(402)	-51.1%
Director fees	388	243	145	59.7%
Communications	260	199	61	30.7%
Loan department	1,675	2,356	(681)	-28.9%
Other	2,262	2,113	149	7.1%

Total non interest expense	$27,568	$25,690	$1,878	7.3%

Heritage Oaks Bancorp | - 47 -

Management’s Discussion and Analysis

Salary and Employee Benefits

Salaries and employee related expenses increased approximately $0.8 million and $2.0 million during the three and nine months ended September 30, 2010 when compared to that reported in the same periods ended a year earlier.  The expansion of the Company’s management team in conjunction with additions to the Company’s special assets department contributed to the year over year increase within this category.  Salaries and benefits increases on a quarterly and year to date basis resulted from: a) the expansion of the Company’s executive management team; b) additional staff added to the special assets department; c) adjustments to accrued compensation balances which resulted from enhancements made to the Company’s reporting mechanisms, and to policy changes, which impacted those balances; and d) increases in group insurance benefits, which have risen 19.3% and 25.6% for the three and nine months ended September 30, 2010 as compared to the same periods a year earlier.

Occupancy Expenses

Increases within this category are primarily attributable to annual increases in rental expense as well as the absence of sublease rental income associated with the relocation of one branch office.

Promotion Expenses

Promotional expenses declined slightly in the third quarter of 2010 from that reported in the same period a year ago.  The decline in the second quarter can be attributed in part to Management’s efforts to contain costs within certain areas of the Company. Promotional costs increased slightly during the first nine months of 2010, primarily the result of increased costs incurred during the first quarter associated with promotional efforts designed to attract and retain core deposit balances.

Regulatory Fees

For the three and nine months ended September 30, 2010, regulatory fees totaled approximately $0.7 million and $2.0 million, respectively.  This represents a decrease of approximately $0.2 million and $0.4 million over that reported for the same three and nine month periods ended in 2009.  Year over year increases within this category can be attributed in large part to higher FDIC insurance costs, due both to a change in the Company’s risk ratings and to increases in average deposit balances.  The Company currently anticipates regulatory assessment costs to remain elevated throughout 2010.

Core Deposit Intangible (“CDI”) Amortization

Upon the acquisition of Business First, the Company booked a CDI in the approximate amount of $3.8 million.  The balance of this intangible is being amortized over a six year period pursuant to a schedule provided in the initial valuation process.  For the three and nine months ended September 30, 2010 CDI amortization was approximately $0.1 million and $0.4 million lower than that reported for the same periods ended in 2009.  Substantially all of the year over year variance can be attributed to CDI amortization associated with the Business First acquisition.

Loan Department Costs

For the three and nine months ended September 30, 2010, loan department costs increased approximately $0.9 million and $0.7 million from that reported in the same periods ended a year earlier.  Decreases in loan department costs for both the nine months and third quarter ended September 30, 2010 were primarily a result of the decrease in both write-downs of OREO to fair market value and the legal fees and other costs of OREO sales

Data Processing

Data processing charges decreased by $0.2 million for both the three and nine months ended September 30, 2010 as compared that reported in the same periods a year earlier.  The Company was able to renegotiate the terms of its core processing service contract which lead to significant reductions of the contract service fee during the third quarter of 2010.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2010 the Company recorded an income tax expense of approximately $10.0 million and $4.4 million, respectively.  This compares to the $3.9 million and $3.2 million of income tax benefit the Company recorded for the same periods ended in 2009.  The year over year variances for both the third quarter and first nine months of 2010 can be attributed to a $10.5 million valuation allowance the Company established in the third quarter of 2010 for a portion of its deferred tax assets.  The Company’s effective tax rate was 1,078.7% and 32.6% for the three and nine months ended September 30, 2010.  The effective tax rate for the same periods ended a year earlier was (42.7%) and (46.8%), respectively.

Heritage Oaks Bancorp | - 48 -

Management’s Discussion and Analysis

U.S. GAAP requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The results of the Company’s third quarter 2010 analysis concerning the realizability of its deferred tax assets indicated it was more likely than not the Company would not be able to realize approximately $10.5 million of its deferred tax assets and thus a corresponding valuation allowance was established.  Please see Note 5. Deferred Tax Assets of the consolidated financial statements, filed on this Form 10-Q for additional information concerning the Company’s deferred tax assets.

The deferred tax asset will be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

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

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Company’s best estimate of the allowance necessary to provide for probable estimable losses in the portfolio as of the balance sheet date. In making this determination, the Company analyzes the ultimate collectability of loans in the portfolio by incorporating feedback provided by internal loan staff, Management’s findings from internal loan reviews, findings from an independent semi-annual loan review function, and information provided by examinations performed by regulatory agencies.  The Company makes monthly evaluations as to the adequacy of the allowance for loan losses and makes adjustments to the related provision for loan losses accordingly.

The Company accounts for problem loans in accordance with accounting guidance provided under U.S. GAAP.  U.S. GAAP provides that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired.  Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor.  The allowance for loan losses related to loans that are identified for evaluation in accordance with accounting guidance under U.S. GAAP is based on discounted cash flows using the loan’s historical effective interest rate stipulated in the loan agreement or the fair value of the collateral for certain collateral dependent loans.  When the Company determines a loan to be impaired, an analysis is performed to determine the extent of the impairment and specific reserves may be established for such loans, which in many cases requires the Company to make additional provisions for loan losses in addition to any provisions required under Management’s monthly analysis of the adequacy of the allowance, exclusive of the impact that such impaired loans may have on the required balance of the allowance and the related provision for loan losses.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Company’s Directors, Loan Committee and full Board of Directors, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses and any resulting provision for loan losses for the three and nine months ended September 30, 2010 is consistent with prior periods.

The Company’s provision for loan losses was $4.4 million in the third quarter of 2010 and approximately $25.7 million for the first nine months of 2010.  This represents a decrease of $5.4 million and an increase of approximately $11.1 million as compared to the amounts reported for the same periods ended a year earlier.  Increased provisions for loan losses can be attributed to: the replenishment of the allowance for loan losses related to write-downs incurred within the Company’s commercial and industrial, commercial real estate and land loan portfolios; to downgrades of certain large credits; and to maintain an adequate allowance for loan losses given the current level of historical charge-offs.  However, the Company recorded 54.9% less in provision for loan losses during the third quarter of 2010 as compared with the same quarter a year earlier, demonstrating a deceleration in the amount of required provisions for loan losses.  As of September 30, 2010 the Company’s allowance for loan losses represented 3.20% of total gross loans.

Heritage Oaks Bancorp | - 49 -

Management’s Discussion and Analysis

The Company employs the use of a “watch list” and loan grading system to assist in monitoring the quality of certain credits in the loan portfolio.  As loans on the watch list and any other loan within the portfolio experience deterioration, the Company typically moves to downgrade such loans, resulting in an increase in the required allowance to cover any potential losses.  During 2009 and into the first nine months of 2010, the Company further expanded the list of credits it has placed on the watch list in an effort to add additional oversight and to more closely scrutinize certain groups of loans that have experienced deterioration as a result of, among other things, the continued weakened state of local, state and national economic environments.  Management believes the significant economic downturn witnessed during the last two years has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Company, resulting in continued watch list expansion, loan downgrades and corresponding increases in loan loss provisions.  At September 30, 2010 the balance of loans the Company has graded “substandard” totaled approximately $58.5 million of which approximately $26.8 million were non-accruing.  When compared to the $75.4 million in substandard balances as of December 31, 2009, substandard balances declined approximately $16.9 million. The year to date decline in substandard balances can be attributed in part to $20.3 million of charge-offs of certain non-accruing loans, $12.1 million of transfers to OREO status as well as credit upgrades of $3.7 million following workouts with various borrowers.

The Company also makes estimates as to the impact that certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 and 2009 have continued in 2010 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year over year increases in loan loss provisions.

Charge-offs during the three and nine months ended September  30, 2010 totaled approximately $5.1 million and $20.3 million, respectively.  This represents an increase of approximately $0.1 million and $11.2 million when compared to that reported for the same periods ended a year earlier.  Net charge-offs to average loans were 0.71% and 2.58% for the three and nine month periods ended September 30, 2010, compared to the 0.70% and 1.29% reported for the same periods ended a year earlier.  During 2009 the majority of charge-offs occurred in the commercial and industrial, agriculture, construction and land segments of the loan portfolio.  The majority of charge-offs in the first nine months of 2010 continued in the categories of commercial and industrial as well as construction and land loans.  Losses within these segments in conjunction with the downgrade of certain large credits contributed further to the additional provisions the Company made to the allowance for loan losses during the first nine months of 2010.  Continued increases in the level of charge-offs, elevated levels of substandard and non-performing loans in conjunction with any further significant downturn in economic conditions in future periods may result in further significant provisions to the allowance for loan losses.

Looking forward into the remainder of 2010, Management anticipates there to be continued weakness in economic conditions on national, state and local levels compared to historical periods.  Many economic forecasts suggest unemployment levels to remain elevated for some time, which will undoubtedly place continued pressure on conditions within the Company’s primary market area.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result the Company may be required to make further significant provisions to the allowance for loan losses during 2010.  That said, Management has and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

Financial Condition

At September 30, 2010 total assets were approximately $990.5 million.  This represents an increase of approximately $45.4 million or 4.8% over that reported at December 31, 2009.  The increase in total assets is primarily attributable to higher balances in the investments portfolio as well as higher interest bearing due from balances, resulting from the receipt of approximately $60.0 million in gross proceeds from the Company’s March 2010 private placement and a $20.2 million year to date increase in total deposits.

At September 30, 2010, total deposits were approximately $795.6 million or approximately $20.2 million higher than that reported at December 31, 2009.  Net of a $10.4 million pay-down in brokered funds, total deposits increased approximately $30.5 million.  Deposit growth was across all categories except for interest bearing demand with the majority of the year to date increase attributable to increases in time deposits, non-interest bearing demand, and money market balances.

Heritage Oaks Bancorp | - 50 -

Management’s Discussion and Analysis

Loans

At September 30, 2010 total gross loan balances were $673.9 million.  This represents a decline of approximately $54.8 million or 7.5% from the $728.7 million reported at December 31, 2009.  Pay-downs in the commercial real estate, commercial and industrial and construction and land segments in conjunction with charge-offs and transfers to foreclosed collateral  associated with the work through of certain problem credits, combined with lower overall loan demand, contributed to the year to date decline in loan balances.

The following table provides a summary of year to date variances in the loan portfolio as of September 30, 2010:

	September 30,	December 31,	Variance
(dollars in thousands)	2010	2009	dollar	percentage
Real Estate Secured
Multi-family residential	$20,475	$20,631	$(156)	-0.76%
Residential 1 to 4 family	23,358	25,483	(2,125)	-8.34%
Home equity line of credit	30,627	29,780	847	2.84%
Commercial	343,753	337,940	5,813	1.72%
Farmland	15,364	13,079	2,285	17.47%
Commercial
Commercial and industrial	139,672	157,270	(17,598)	-11.19%
Agriculture	14,746	17,698	(2,952)	-16.68%
Other	194	238	(44)	-18.49%
Construction
Single family residential	8,972	15,538	(6,566)	-42.26%
Single family residential - Spec.	2,789	3,400	(611)	-17.97%
Tract	-	2,215	(2,215)	-100.00%
Multi-family	1,870	2,300	(430)	-18.70%
Hospitality	-	14,306	(14,306)	-100.00%
Commercial	32,307	27,128	5,179	19.09%
Land	32,167	52,793	(20,626)	-39.07%
Installment loans to individuals	7,129	8,327	(1,198)	-14.39%
All other loans (including overdrafts)	459	553	(94)	-17.00%

Total loans, gross	673,882	728,679	(54,797)	-7.52%

Deferred loan fees	1,605	1,825	(220)	-12.05%
Reserve for possible loan losses	21,571	14,372	7,199	50.09%

Total loans, net	$650,706	$712,482	$(61,776)	-8.67%

Loans held for sale	$12,374	$9,487	$2,887	30.43%

Heritage Oaks Bancorp | - 51 -

Management’s Discussion and Analysis

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio as of September 30, 2010:

	September 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Retail	$39,388	$2,168	$41,556	9.1%	33.5%	54	$5,000
Professional	74,919	236	75,155	16.4%	63.8%	96	10,000
Hospitality	90,970	220	91,190	19.9%	77.5%	47	10,692
Multi-family	20,475	-	20,475	4.5%	17.4%	21	3,128
Home equity lines of credit	30,627	20,192	50,819	11.1%	26.1%	319	1,680
Residential 1 to 4 family	23,358	839	24,197	5.3%	19.9%	72	2,400
Farmland	15,364	353	15,717	3.4%	13.1%	24	2,893
Healthcare / medical	17,594	59	17,653	3.9%	15.0%	31	2,155
Restaurants	7,013	-	7,013	1.5%	6.0%	12	2,541
Commercial	99,301	535	99,836	21.8%	84.6%	127	5,000
Other	14,568	172	14,740	3.1%	12.4%	25	2,100

Total real estate secured	$433,577	$24,774	$458,351	100.0%	369.3%	828	$47,589

As of September 30, 2010, real estate secured balances represented approximately $433.6 million or 64.3% of total gross loans.  When compared to that reported at December 31, 2009, this represents an increase of approximately $6.7 million or 1.6%.  The primary factor behind the year to date increase can be attributed to the completion of several large hospitality construction projects and their subsequent re-classification to the commercial real estate segment.

At September 30, 2010, real estate secured balances represented 369.3% of the Bank’s total risk-based capital, compared to the 524.1% reported at December 31, 2009.  Total commitments as a percentage of the Bank’s total risk-based capital were 390.3% at September 30, 2010, compared to 556.1% reported at December 31, 2009.  The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

At September 30, 2010, approximately $165.7 million or 38.2% of the real estate secured segment of the loan portfolio was considered owner occupied.

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

In September 2004, the Company issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million.  The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility.  The project is 100% complete and substantially leased.  The letter of credit was renewed in September 2010 and will expire in September 2011.

Heritage Oaks Bancorp | - 52 -

Management’s Discussion and Analysis

Commercial

The following table provides a break-down of the commercial and industrial segment of the Company’s commercial loan portfolio as of September 30, 2010:

	September 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Agriculture	$2,212	$3,465	$5,677	2.6%	1.9%	32	$2,000
Oil / Gas and Utilities	1,627	1,847	3,474	1.6%	1.4%	11	1,161
Construction	21,655	21,606	43,261	20.0%	18.4%	156	5,438
Manufacturing	6,562	12,568	19,130	8.9%	5.6%	85	1,675
Wholesale and retail	11,957	5,376	17,333	8.0%	10.2%	109	1,148
Transportation and warehousing	2,302	441	2,743	1.3%	2.0%	30	596
Media & information services	7,302	1,645	8,947	4.1%	6.2%	21	4,500
Financial services	7,260	1,951	9,211	4.3%	6.2%	45	1,500
Real-estate / rental and leasing	15,755	8,507	24,262	11.2%	13.4%	87	3,500
Professional services	18,503	7,594	26,097	12.1%	15.8%	139	2,000
Healthcare / medical & social services	17,542	7,525	25,067	11.6%	14.9%	109	4,900
Restaurants and hospitality	22,525	2,332	24,857	11.5%	19.2%	108	6,000
All other	4,470	1,453	5,923	2.8%	3.8%	156	1,200

Commercial and industrial	$139,672	$76,310	$215,982	100.0%	119.0%	1,088	$35,618

At September 30, 2010, commercial and industrial loans represented approximately $139.7 million or 20.7% of total gross loan balances.  This represents a decline of approximately $17.6 million or 11.2%.  The year to date decline can be attributed to several large pay-downs of various business lines of credit as well as charge-offs totaling approximately $11.3 million during the first nine months of 2010.

At September 30, 2010 total commercial and industrial balances represented 119.0% of the Bank’s total risk-based capital, compared to the 193.1% reported at December 31, 2009.  Total commercial and industrial commitments as a percentage of the Bank’s total risk-based capital was 183.9%, compared to the 288.7% reported at December 31, 2009. The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

Agriculture

At September 30, 2010 agriculture balances totaled approximately $14.7 million or 2.2% of total gross loan balances, which represents an approximate $3.0 million decline when compared to that reported at December 31, 2009.  The year to date decline within this category can be attributed in large part to the work-through of one problem loan during the second quarter of 2010.  The Company received approximately $1.9 million from the sale of collateral related to this particular loan and subsequently charge-off the remaining balance of approximately $0.9 million.  At September 30, 2010 agriculture balances represented 12.6% of the Bank’s total risk-based capital.  This compares to 21.7% of the Bank’s total risk-based capital as of December 31, 2009.

Heritage Oaks Bancorp | - 53 -

Management’s Discussion and Analysis

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio as of September 30, 2010:

	September 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$8,972	$4,440	$13,412	24.7%	7.6%	20	$3,325
Single family residential - Spec.	2,789	211	3,000	5.5%	2.4%	2	1,750
Tract	-	-	-	0.0%	0.0%	-	-
Multi-family	1,870	-	1,870	3.4%	1.6%	2	1,400
Commercial	32,307	3,616	35,923	66.4%	27.5%	13	6,720
Hospitality	-	-	-	0.0%	0.0%	-	-

Total construction	$45,938	$8,267	$54,205	100.0%	39.1%	37	$13,195
At September 30, 2010, construction balances represented approximately $45.9 million or 6.8% of total gross loan balances, compared to $64.9 million or 8.9% reported at December 31, 2009.  The decline in construction balances can be attributed in large part to the re-classification of several large hospitality construction loans to commercial real estate, following the completion of the underlying projects. Contributing further to the year to date decline within this category were charge-offs of approximately $1.0 million, payments received on loans from the liquidation of underlying collateral totaling approximately $1.6 million, transfers to OREO status totaling approximately $0.9 million, and the absence of any new significant originations within this segment.

At September 30, 2010 total construction balances represented approximately 39.1% of the Bank’s total risk-based capital.  This compares to the 79.7% reported at December 31, 2009.  Total construction commitments represented 46.2% of the Bank’s total risk-based capital at September 30, 2010.  This compares to the 103.8% reported at December 31, 2009.  The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

Construction loans are typically granted for a one year period and then, with income properties, are amortized over a period not more than 30 years with 10 to 15 year maturities.

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio as of September 30, 2010:

	September 30, 2010				Percent of		Single
		Undisbursed	Total Bank	Percent	Bank's Risk	Number	Largest
(dollars in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Single family residential	$6,307	$-	$6,307	19.3%	5.4%	30	$1,000
Single family residential - Spec.	1,427	-	1,427	4.4%	1.2%	6	617
Tract	14,119	-	14,119	43.2%	12.0%	7	7,521
Multi-family	-	-	-	0.0%	0.0%	-	-
Commercial	9,397	500	9,897	30.3%	8.0%	18	1,500
Hospitality	917	-	917	2.8%	0.8%	2	644

Total land	$32,167	$500	$32,667	100.0%	27.4%	63	$11,282

At September 30, 2010, land balances represented approximately $32.2 million or 4.8% of total gross loan balances.  Land balances declined approximately $20.6 million when compared to the $52.8 million reported at December 31, 2009.  The year to date decline can be attributed to several factors including: charge-offs of approximately $2.6 million, transfers to OREO of approximately $4.7 million and payments received from the sale of collateral of problem loans in the amount of $5.8 million.  Additionally, the largest note within this segment was bifurcated into two separate notes in the absence of meaningful demand for tract construction.  The re-financing of this note resulted in a new $5.4 million credit within the commercial and industrial segment and a corresponding pay-down within the tract construction category.  Commercial and industrial financing was made available for a rock quarry operation that developed on the site of the project in the absence of demand for tract construction.  Recent appraisals of the underlying collateral indicate the loan is well secured and the borrower continues to perform under the terms of the respective notes.

Heritage Oaks Bancorp | - 54 -

Management’s Discussion and Analysis

At September 30, 2010 total land loan balances represented 27.4% of the Bank’s total risk-based capital compared to the 64.8% reported at December 31, 2009.  Total land commitments represented approximately 27.8% of the Bank’s total-risked based capital at September 30, 2010 compared to the 65.8% reported at December 31, 2009. The significant decline in these ratios can be attributed to the additional capital the Company raised in a private placement during the first six months of 2010 and subsequent down-stream of $48.0 million to the Bank.

Installment

At September 30, 2010, the installment loan balances were approximately $7.1 million compared to the $8.3 million reported at December 31, 2009.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 45 days.  At September 30, 2010 mortgage correspondent loans (loans held for sale) totaled approximately $12.4 million, $2.9 million greater than that reported at December 31, 2009.

Foreign Loans

At September 30, 2010 the Company had no foreign loans outstanding.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable incurred losses as of the date of the balance sheet.  The allowance is comprised of three components: specific credit allocation, general portfolio allocation, and subjectively determined allocation.  The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances.

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company may also consider a loan impaired when based on certain information and events surrounding a borrower, it is determined that the likelihood of the Company receiving all scheduled payments, including interest, when due is remote.  Once a loan is classified as impaired, the Company places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Company typically establishes a corresponding valuation allowance, which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

General Portfolio Allocation

For purposes of determining the general portfolio allocation of the allowance, the loan portfolio is segmented into several pools of loans, exclusive of balances individually evaluated for impairment, similar to the stratification presented in Note 3. Loans and the Allowance for Loan Losses, of the consolidated financial statements filed on this Form 10-Q.  The loan portfolio is then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment of the loan portfolio according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates applied are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.

Heritage Oaks Bancorp | - 55 -

Management’s Discussion and Analysis

Subjectively Determined Allocation

The subjectively determined allocation of the allowance is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Certain of these factors include: local, state and national economic and business conditions, trends in the credit quality of the loan portfolio, existence and the effects of concentrations, the nature and volume of the loan portfolio, the quality of loan review as well as any other factor determined by Management to possibly have an impact on the credit quality of the loan portfolio.

Management periodically monitors loans in the portfolio to identify certain credits that may be impaired and/or experiencing deterioration and as such, makes appropriate changes in the level of the allowance when necessary.  Management employs the use of, among other things, a watch list, loan grading system, feedback provided by internal loan staff regarding specific credits, Management’s findings from internal loan reviews, findings and analyses provided from the Company’s semi-annual independent loan review function and information provided from examinations by regulatory agencies to manage credit risk and address any necessary changes in the required level of the allowance for loan losses in a timely manner.

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date.  The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment.  While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Continued weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods and a higher balance in the Company’s allowance for loan losses.

The allowance for loan losses increased in the third quarter of 2010 over that reported at December 31, 2009, due to several factors including: continued weakness in the economy, continued elevated levels in the number of and dollar volume of non-performing and classified loans when compared to historical periods and higher levels of charge-offs.  At September 30, 2010 the balance of classified loans was approximately $60.2 million.  This compares to the $75.4 million in classified loan balances reported at December 31, 2009.  Although the balance of classified loans has declined compared to that reported at December 31, 2009, classified balances remain at elevated levels when compared to historical periods, which has resulted in higher required balances in the general portfolio allocation under the Company’s methodology for determining an appropriate level for the allowance for loan losses.  Elevated charge-offs also contributed significantly to the higher required balances of the general portfolio allocation of the allowance.  Additionally, continued weakened economic conditions, as well as the continued pressure economic conditions have placed on real estate values, resulted in higher required balances of the subjectively determined allocation of the allowance.  As a result of the items mentioned the Company made provisions for loan losses in the amount of $4.4 million and $25.7 million for the three and nine months ended September 30, 2010, respectively.  This compares to provisions of approximately $9.8 million and $14.6 million during the same periods ended a year earlier.  As a result the allowance for loan losses at September 30, 2010 was approximately $21.6 million compared to the $14.4 million reported at December 31, 2009, an increase of approximately $7.2 million or 50.1% during the first nine months of 2010.

Loans charged-off during the three and nine months ended September 30, 2010 totaled approximately $5.1 million and $20.3 million, respectively.  This compares to charge-offs of approximately $5.0 million and $9.1 million reported for the same periods ended a year earlier.

Comprising the majority of charge-offs for the third quarter of 2010 was the charge-off of three large credits in the commercial real estate, commercial and industrial (“C&I”), and land segments of the loan portfolio.  These charge-offs accounted for approximately $2.6 million or 50.2% of total charge-offs during the third quarter of 2010.  Additionally, approximately $1.4 million of C&I charge-offs can be attributed to 18 loans in which the entire carrying value was charged-off.  The majority of these loans represented smaller unsecured business lines of credit.  Charge-offs in the land segment for the third quarter of 2010 can be attributed in large part to the write-down of one large credit in the approximate amount of $1.3 million.

Year to date, the majority of charge-offs, approximately $17.1 million or 84.1%, occurred in the commercial real estate, C&I, and land segments of the loan portfolio.  Year to date charge-offs within the commercial real estate segment can be attributed to three large write-downs totaling $2.5 million, which account for 79.8% of total year to date charge-offs within this segment.  Approximately $4.4 million or 39.2% of year to date charge-offs within the C&I segment can be attributed to the write-down of two large credits.  The remainder of year to date charge-offs within this segment can primarily be attributed to smaller lines of credit that were placed on non-accrual and subsequently charged-off during the first nine months of 2010.  Year to date charge-offs in the land segment can be attributed in large part to a $1.3 million write-down on one large credit, which occurred during the third quarter of 2010 and is referenced in the preceding paragraph.

Heritage Oaks Bancorp | - 56 -

Management’s Discussion and Analysis

Net charge-offs to average loans for the three and nine months ended September 30, 2010 were 0.71% and 2.58%, respectively.  This compares to the 0.70% and 1.29% reported for the same three and nine month periods ended a year earlier.  At September 30, 2010 the allowance for loan losses represented 3.20% of total gross loans compared to the 1.97% reported at December 31, 2009.

As of September 30, 2010 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

Heritage Oaks Bancorp | - 57 -

Management’s Discussion and Analysis

The following table provides an analysis of the allowance for loan losses for the periods indicated:

	For the nine months
	ended September 30,
(dollars amounts in thousands)	2010	2009
Balance, beginning of period	$14,372	$10,412
Charge-offs:
Real Estate Secured
Multi-family residential	-	-
Residential 1 to 4 family	598	304
Home equity line of credit	1	-
Commercial	3,106	41
Farmland	235	-
Commercial
Commercial and industrial	11,348	1,728
Agriculture	1,253	1,909
Other	-	-
Construction	1,009	2,218
Land	2,629	2,792
Installment loans to individuals	132	-
All other loans	-	143

Total charge-offs	20,311	9,135
Recoveries:
Real Estate Secured
Multi-family residential	-	-
Residential 1 to 4 family	87	9
Home equity line of credit	-	-
Commercial	25	-
Farmland	6	-
Commercial
Commercial and industrial	308	4
Agriculture	73	-
Other	-	-
Construction	27	16
Land	1,272	-
Installment loans to individuals	12	-
All other loans	-	1

Total recoveries	1,810	30

Net charge-offs	18,501	9,105

Provisions for loan losses	25,700	14,566

Balance, end of period	$21,571	$15,873

Gross loans, end of period	$673,882	$709,867
Net charge-offs to average loans	2.58%	1.29%
Allowance for loan losses to total gross loans	3.20%	2.24%
Non-performing loans to allowance for loan losses	124.37%	250.98%

Heritage Oaks Bancorp | - 58 -

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

	September 30,				December 31,
	2010		2009		2009
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
(dollars amounts in thousands)	Allocated	Loans	Allocated	Loans	Allocated	Loans
Real Estate Secured
Multi-family residential	$453	3.0%	$444	2.4%	$119	2.8%
Residential 1 to 4 family	431	3.5%	429	3.5%	264	3.5%
Home equity line of credit	280	4.5%	159	4.1%	179	4.1%
Commercial	11,109	51.0%	5,555	44.7%	6,081	46.5%
Farmland	173	2.3%	238	1.4%	208	1.8%
Commercial
Commercial and industrial	5,975	20.7%	4,794	23.5%	4,635	21.6%
Agriculture	518	2.2%	222	2.1%	178	2.4%
Other	-	0.0%	-	0.1%	1	0.0%
Construction
Single family residential	237	1.3%	333	2.1%	304	2.1%
Single family residential - Spec.	65	0.4%	159	0.8%	46	0.5%
Tract	-	0.0%	222	0.3%	190	0.3%
Multi-family	86	0.3%	730	0.8%	90	0.3%
Hospitality	-	0.0%	79	2.0%	107	2.0%
Commercial	626	4.8%	159	3.2%	270	3.7%
Land	1,467	4.8%	2,302	7.7%	1,644	7.2%
Installment loans to individuals	86	1.1%	32	1.2%	40	1.1%
All other loans (including overdrafts)	65	0.1%	16	0.1%	16	0.1%

Total allowance for loan losses	$21,571	100.0%	$15,873	100.0%	$14,372	100.0%

As of September 30, 2010 the allocation of the allowance for loan losses to the real estate secured segment of the loan portfolio has increased when compared to that allocated to these categories in prior periods.  This is due in large part to higher balances of classified real estate loans, an increase in specific credit reserves within this segment, increased levels of credit losses and the continued weakness in local state and economic conditions.  Contributing further to the increase in the allocation to the real estate secured segment of the portfolio was an increase in watch list credits within this segment, specifically within commercial real estate.

Increases in the allocation to commercial and industrial balances can be attributed in large part to higher credit losses within this segment in conjunction with the continued weakened state of economic conditions.

A reduction in the allocation to the land segment of the loan portfolio can be attributed in part to lower levels of classified balances within this segment as well as the charge-off of specific reserves within this segment.

Continued weakness in economic conditions and any further deterioration in the credit quality of the segments mentioned above may result in further significant provisions for loan losses and increases in the allocation of the allowance to those categories.

Credit Quality and Non-Performing Assets

The Company’s Management is responsible for monitoring loan performance and the credit quality of the loan portfolio, which is done through various methods, including frequent review of loan delinquencies and personal knowledge of customers.  Additionally, the Company maintains both a “watch” list of loans that, for a variety of reasons, Management believes require regular review as well as an internal loan classification process.  Semi-annually, the loan portfolio is also reviewed by an experienced, outside loan reviewer not affiliated with the Company to augment Management’s own internal review of the portfolio.  A list of delinquencies, the watch list, internal loan classifications and internal and external loan reviews are reviewed regularly by the Company’s Board of Directors.

Heritage Oaks Bancorp | - 59 -

Management’s Discussion and Analysis

The Company has a non-accrual policy that requires a loan greater than 90 days past due and/or specifically determined to be impaired to be placed on non-accrual status unless such loan is well-collateralized and in the process of collection.  When loans are placed on non-accrual status, all accrued but uncollected interest income is reversed from earnings.  Once on non-accrual status, payments received on such loans are applied as a reduction of the loan principal balance.  Interest on a loan is only recognized on a cash basis and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Loans may be returned to accrual status if Management believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.

Loans typically move to non-accruing status from the Company’s “substandard” risk grade.  When a loan is first classified as substandard, the Company obtains updated appraisal information on the underlying collateral. Once the updated appraisal is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses if Management believes that the full amount of the Company’s recorded investment in the loan is no longer collectible.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances believed to be uncollectible on such loan have been charged-off.  The Company orders new appraisals on underlying collateral in order to have the most current indication of fair value, if appraisals obtained while the loan was classified as substandard are deemed to be out dated.

In certain instances a complete appraisal may take a significant amount of time to complete.  In such cases, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value at the time the decision to classify the loan as substandard, or move the loan to non-accruing status, is made.  Once a loan is on non-accruing status an analysis of the underlying collateral is performed at least quarterly.

If a loan’s credit quality deteriorates to the point that collection of principal is believed by Management to be doubtful and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the loan balance and the fair market value of the collateral is recognized by a charge to the allowance for loan losses.  When collateral is held for sale after foreclosure, it is subject to a periodic appraisal.  If the appraisal indicates that the collateral will sell for less than its recorded value, the Company recognizes the loss by a charge to non-interest expense.

The weakened state of the economy and real estate markets have resulted in the expansion of the Company’s internal watch list as well as the number of and dollar volume of non-accruing loans when compared to historical periods.  While credit quality is consistently monitored, Management has implemented additional precautionary actions that include but are not limited to pro-actively identifying credit weaknesses earlier in the collection cycle, increasing the oversight frequency of watch list credits and devoting additional internal resources to monitor those credits.  Although the Company believes these actions will serve to potentially minimize any future losses the Company may incur related to problem loans, no guarantee can be made that the Company will not experience an increase in non-performing loans, given continued uncertainties surrounding local, state and national economic conditions.

As evidenced in the table below summarizing the Company’s non-performing assets, the current economic downturn has had a significant impact in regard to loans related to land, construction, commercial and industrial and commercial real estate.

Heritage Oaks Bancorp | - 60 -

Management’s Discussion and Analysis

The following table provides a summary of non-accruing loans as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,	Variance
(dollars in thousands)	2010	2009	Dollar	Percent

Loans delinquent 90 days or more and still accruing	$52	$151	$(99)	-65.56%

Non-Accruing Loans
Commercial real estate	$13,245	$11,035	$2,210	20.03%
Residential 1-4 family	748	1,147	(399)	-34.79%
Home equity lines of credit	320	320	-	0.00%
Farmland	2,712	-	2,712	100.00%
Commercial and industrial	3,694	8,429	(4,735)	-56.18%
Agriculture	731	3,172	(2,441)	-76.95%
Construction	2,798	3,838	(1,040)	-27.10%
Land	2,244	10,182	(7,938)	-77.96%
Installment	284	47	237	504.26%

Total non-accruing loans	$26,776	$38,170	$(11,394)	-29.85%

Other real estate owned	$9,031	$946	$8,085	854.65%

Total non-performing assets	$35,859	$39,267	$(3,408)	-8.68%

Ratio of allowance for credit losses to total gross loans	3.20%	1.97%
Ratio of allowance for credit losses to total non-performing loans	80.40%	37.50%
Ratio of non-performing loans to total gross loans	3.98%	5.26%
Ratio of non-performing assets to total assets	3.62%	4.15%

At September 30, 2010 the balance of non-accruing loans was approximately $26.8 million or $11.4 million lower than that reported at December 31, 2009.  Year to date changes in non-accruing balances can be attributed in part to Management’s work-through of problem credits during 2010.  While a significant portion of these balances were charged-off, the Company saw approximately $3.7 million in balances return to accruing status following the Company’s efforts to work with certain borrowers to bring resolution to problem credits.  Additionally, the Company transferred approximately $12.1 million to foreclosed collateral status and has been actively marketing such assets for eventual sale.  The Company also received approximately $15.7 million in principal payments on non-accruing loans during the first nine months of 2010, primarily the result of collateral liquidations.

Non-performing assets totaled approximately $35.9 million at September 30, 2010, approximately $3.4 million lower than that reported at December 31, 2009.

Heritage Oaks Bancorp | - 61 -

Management’s Discussion and Analysis

The following table reconciles the change in non-accruing balances for the nine months ended September 30, 2010:

	Balance	Additions to		Transfers	Returns to		Balance
	December 31,	Non-Accruing	Net	to Foreclosed	Preforming		September 30,
(dollars in thousands)	2009	Balances	Paydowns	Collateral	Status	Charge-offs	2010
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	1,147	751	(314)	(235)	-	(601)	748
Home equity line of credit	320	-	-	-	-	-	320
Commercial	11,035	17,792	(3,570)	(5,590)	(3,305)	(3,117)	13,245
Farmland	-	3,810	(286)	(577)	-	(235)	2,712
Commercial
Commercial and industrial	8,429	8,115	(1,072)	(50)	(381)	(11,347)	3,694
Agriculture	3,172	1,160	(2,348)	-	-	(1,253)	731
Other	-	-	-	-	-	-	-
Construction
Single family residential	940	-	(610)	-	-	(241)	89
Single family residential - Spec.	683	1,250	-	(538)	-	(145)	1,250
Tract	2,215	-	(1,646)	(363)	-	(206)	-
Multi-family	-	900	(4)	-	-	(417)	479
Hospitality	-	-	-	-	-	-	-
Commercial	-	980	-	-	-	-	980
Land	10,182	5,221	(5,800)	(4,726)	-	(2,633)	2,244
Installment loans to individuals	47	413	(8)	(35)	-	(133)	284
All other loans	-	-	-	-	-	-	-

Totals	$38,170	$40,392	$(15,658)	$(12,114)	$(3,686)	$(20,328)	$26,776

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of September 30, 2010:

	Balance				Balance
	December 31,				September 30,
(dollars in thousands)	2009	Additions	Disposals	Writedowns	2010
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-
Residential 1 to 4 family	367	235	(198)	(172)	232
Home equity line of credit	-	-	-	-	-
Commercial	165	5,590	(363)	(187)	5,205
Farmland	-	577	(577)	-	-
Commercial
Commercial and industrial	-	50	-	-	50
Agriculture	-	-	-	-	-
Other	-	-	-	-	-
Construction
Single family residential	-	-	-	-	-
Single family residential - Spec.	-	538	-	(41)	497
Tract	-	363	-	(69)	294
Multi-family	-	-	-	-	-
Hospitality	-	-	-	-	-
Commercial	-	-	-	-	-
Land	414	4,726	(2,001)	(386)	2,753
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-

Totals	$946	$12,079	$(3,139)	$(855)	$9,031

At September 30, 2010, OREO balances totaled approximately $9.0 million, approximately $8.1 million higher than that reported at December 31, 2009.  During the first nine months of 2010 the Company transferred approximately $12.1 million to OREO, disposed of approximately $3.1 million in such assets, and incurred approximately $0.9 million in write-downs, resulting primarily from updated appraisals.  Additions to OREO within the commercial real estate category can be attributed in large part to two properties securing two separate loans, totaling approximately $5.2 million.  The Company is actively marketing these properties for eventual sale.  Additions in the construction and land categories can be attributed to collateral securing five loans made to two borrowers.  During the third quarter, the Company disposed of two of the related properties and is currently marketing the remaining collateral for eventual sale.

Heritage Oaks Bancorp | - 62 -

Management’s Discussion and Analysis

Total Cash and Cash Equivalents

Total cash and cash equivalents were $57.1 million and $40.7 million at September 30, 2010 and December 31, 2009, respectively. This line item will vary depending on cash letters from the previous night and actual cash on hand in the branches.  Cash and cash equivalents were substantially higher than that reported at December 31, 2009 due in large part to the proceeds the Company received from the close of its March 2010 private placement as well as deposit growth during the first nine months of 2010.  For additional information related to the Company’s March 2010 private placement, please see Note 11. Preferred Stock, of the consolidated financial statements filed on this Form 10-Q.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Interest Bearing Due from Federal Reserve, Federal Funds Sold (funds the Company lends on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions.  These assets are maintained for liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

The table below summarizes the year to date change in the balances of other earning assets as of September 30, 2010:

	September 30,	December 31,	Variance
(dollars in thousands)	2010	2009	dollar	percentage
Interest bearing due from banks	$34,936	$17,046	$17,890	104.95%
Federal funds sold	5,500	4,350	1,150	26.44%
Interest bearing deposits other financial institutions	119	119	-	0.00%
Securities available for sale	202,218	121,180	81,038	66.87%
Federal Home Loan Bank stock	5,395	5,828	(433)	-7.43%

Total other earning assets	$248,168	$148,523	$99,645	67.09%

Federal Funds Sold and Interest Bearing Due from Federal Reserve

As of September 30, 2010, the total of federal funds sold and interest bearing due from balances was approximately $40.4 million or $19.0 million higher than that reported at December 31, 2009.  Although the balance of federal funds sold and interest bearing due from can vary significantly from day to day as a result of many factors, including the liquidity needs of the Company’s depositors, the year to date increase, as previously mentioned, is mainly attributable to funds received upon completion of the Company’s March 2010 private placement as well as a year to date increase in deposit balances, resulting in excess funds available for short-term overnight investment.

Investment Securities

The Company manages its securities portfolio to provide a source of both liquidity and earnings.  The Company has an Asset/Liability Committee that develops current investment policies based upon its operating needs and market circumstance.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee of the Company is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Bank’s Board of Directors on a regular basis.

At September 30, 2010, the balance of the investment portfolio was approximately $202.2 million or $81.0 million higher than that reported at December 31, 2009.  The change in the balance of the portfolio can be attributed in large part to purchases the Company made during the first nine months of the year in the aggregate amount $105.4 million, principal pay downs on mortgage related securities totaling approximately $17.6 million and proceeds from the sale, call and maturity of investments totaling approximately $8.6 million.  During the nine months ended September 30, 2010 the Company recorded a net pre-tax gain of approximately $0.7 million on the sale of various investment securities.

Heritage Oaks Bancorp | - 63 -

Management’s Discussion and Analysis

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At September 30, 2010 the securities portfolio had net unrealized gains, net of taxes of approximately $0.4 million, an increase of approximately $1.5 million from the unrealized loss reported at December 31, 2009.  Changes in the fair value of the investment portfolio in the last two years can be attributed in part to extreme market turbulence, stemming in part from continued weakened economic conditions and uncertain market conditions and the volatility in interest rates.

During the last two years, the credit markets came under significant duress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Company’s portfolio was not immune to this.  Although substantially all of the Company’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market, the inability of many consumers to meet their mortgage related obligations, and the strong need for liquidity during the last two years have, among other things, been influential in placing pressure on the prices of these types of securities.

At September 30, 2010, the Company owned nine Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $15.9 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure) then moving on to senior and super senior bonds which is what the Company owns with the exception of one mezzanine bond (subordinate).  At September 30, 2010, five bonds with an aggregate fair value of approximately $9.6 million remained below investment grade.  All five of these bonds are in senior or super senior tranche positions of their respective deals, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.

As more fully disclosed in Note 2. Investments, of the consolidated financial statements filed on this Form 10-Q, during the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those mentioned in the previous paragraph.  Based on that analysis, the Company determined four securities to be other than temporarily impaired.  As a result, the Company realized approximately $372 thousand in aggregate pre-tax losses related to these securities during the fourth quarter of 2009.  During the second quarter of 2010 the Company sold one of the four securities mentioned above in an effort to take advantage of current, more favorable, market pricing.  The Company recognized a loss of approximately $150 thousand on the sale of this security.  The loss recognized on the sale of this security was due to changes in market pricing.

The Company continues to engage an independent third party to review these same securities for additional OTTI on a quarterly basis.  The results of those analyses indicate there was additional OTTI related to credit impairment on one bond in the amount of $106 thousand.  The Company recorded this realized loss during the third quarter of 2010.  The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of September 30, 2010, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

All PMBS the Company owns are in senior or super senior tranche positions of their respective deals, except for one mezzanine bond, meaning that the Company has priority in cash flows and has subordinate tranches below its position providing credit support.  The more credit support or enhancement, the more protection is provided from possible losses on non-performing collateral.  Credit support on PMBS the Company owns has increased from the time of purchase through September 30, 2010, except for one bond.  As the Company receives cash flow on its senior positions and principle is reduced quicker than default losses are applied to the subordinate positions, the credit enhancement percentage grows.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At September 30, 2010 approximately $153.0 million or 91.4% of the Company’s mortgage related securities were issued by a government agency such as those listed above.

Heritage Oaks Bancorp | - 64 -

Management’s Discussion and Analysis

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment rates.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  Stress tests are performed quarterly.

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on among other things the current liquidity needs of the Company.  At September 30, 2010 and December 31, 2009, the Company held approximately $5.4 million and $5.8 million in FHLB stock, respectively.  The year to date decline in the balance of FHLB stock can be attributed to redemptions of approximately $0.4 million occurring in the second and third quarters of 2010.

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of September 30, 2010:

	September 30,	December 31,	Variance
(dollars in thousands)	2010	2009	dollar	percentage
Non-interest bearing demand	$176,419	$174,635	$1,784	1.02%
Interest bearing demand	62,848	77,765	(14,917)	-19.18%
Savings	27,630	27,166	464	1.71%
Money market	292,852	259,671	33,181	12.78%
Time deposits	235,025	224,998	10,027	4.46%

Total retail deposits	794,774	764,235	30,539	4.00%

Brokered time deposits	100	10,230	(10,130)	-99.02%
Brokered money market funds	750	1,000	(250)	-25.00%

Total brokered deposits	850	11,230	(10,380)	-92.43%

Total deposits	$795,624	$775,465	$20,159	2.60%

Deposits

As indicated in the table above total deposit balances at September 30, 2010 were approximately $795.6 million.  This represents an increase of approximately $20.2 million when compared to that reported at December 31, 2009.  Higher core deposit balances during 2009 allowed the Company to rely less on wholesale funding and brokered deposits.  At September 30, 2010 brokered deposits totaled $0.9 million, representing a decline of approximately $10.4 million from that reported at December 31, 2009.

During the first nine months of 2010, the Company saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $24.5 million from that reported at December 31, 2009.  In addition, those deposit accounts which the Company deems to be volatile have decreased by $29.6 million and now represent an insignificant approximate $2.1 or 0.3% of the total deposits of the Company.

Borrowed Funds

The Company has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB and credit lines established with correspondent banks.  Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth and the purchase of investments in the absence of core deposits and to provide additional liquidity to meet the demands of depositors.

Heritage Oaks Bancorp | - 65 -

Management’s Discussion and Analysis

At September 30, 2010, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Company had outstanding as of September 30, 2010:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Advance Type	Date
$20,000	0.22%	Variable	Open
35,000	0.36%	Adjustable	1/31/2011

$55,000	0.31%

As evidenced in the table above, the balance of FHLB borrowing as of September 30, 2010 was $55.0 million a decline of $10.0 million from the balance reported at December 31, 2009.

On September 17, 2004, the Company issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Company and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Company’s balance sheet.  The letter of credit was renewed in September 2010 and will expire in September 2011.  The letter of credit was undrawn as of September 30, 2010.

Capital

At September 30, 2010, the balance of stockholders’ equity was approximately $122.6 million.  This represents an increase of approximately $38.8 million over that reported at December 31, 2009.  The year to date change in capital is due primarily to $60.0 million in gross proceeds the Company raised in its March 2010 private placement.  Additionally, the year to date change is also attributed to net losses of $18.1 million, the impact of year to date share-based compensation expense in the amount of $0.2 million, dividends paid and accrued on Series A Senior Preferred stock in the amount of $0.8 million, proceeds from the exercise of options in the amount of $42 thousand and a decline in the balance of accumulated other comprehensive loss in the amount of $1.5 million.

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

Heritage Oaks Bancorp | - 66 -

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

Dividends

During the first nine months of 2010, the Company paid a dividend of approximately $0.3 million on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP.  The payment of this dividend occurred in the first quarter of 2010.

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

The Company paid no dividends on its common stock during the first nine months of 2010.

Trust Preferred Securities

On October 27, 2006 the Company issued $8.2 million of Floating Rate Junior Subordinated Debt Securities to Heritage Oaks Capital Trust II (“Trust II”), a statutory trust created under the laws of the State of Delaware.  The debt securities issued to Trust II are subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the issuance for general corporate purposes, which included, but not limited: capital contributions to the Bank, investments, payment of dividends, and repurchases of the Company’s common stock.

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

At September 30, 2010, the Company had at total of $8.2 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding.  As mentioned in the preceding paragraphs, these securities have been issued to Trust II.  The debt securities are subordinated to effectively all borrowings of the Company and can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in Trust II, totaling $248 thousand.  The balance of the equity of Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Trust II is payable quarterly and varies at 3-month LIBOR plus 1.72%.

The following table provides a summary of the securities the Company has issued to Trust II as of September 30, 2010:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.25%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%

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

Heritage Oaks Bancorp | - 67 -

Management’s Discussion and Analysis

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trust II into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.  At September 30, 2010, the Company included $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At September 30, 2010, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments and other obligations, such as the payment of dividends on the preferred stock issued to the U.S. Treasury, for approximately 5.7 years without dividends from subsidiaries.  However, in the second quarter of 2010, the Company, in order to comply with the terms of the Written Agreement entered into with the Federal Reserve Bank of San Francisco, was required to defer interest payments on its trust preferred securities. For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.

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

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by any goodwill a Company may have) by the total assets.  In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets.”  Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).  The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. However, on February 26, 2010, the Bank stipulated to the issuance of an Order that was issued March 4, 2010, by the FDIC and DFI that requires higher levels of Tier I Leverage and Total Risk Based ratios.  Under the Order the Bank must maintain a Tier I Leverage ratio of 10.0% and a Total Risk-Based Capital ratio of 11.5%.  See also Note 12. Regulatory Order and Written Agreement of the consolidated financial statements for additional information related to the Consent Oder as they pertain to these requirements.

The following table provides a summary of Company and Bank regulatory capital ratios at September 30, 2010 and 2009:

	Regulatory Standard		September 30, 2010		September 30, 2009
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	11.48%	10.95%	9.30%	8.76%
Tier I capital to risk weighted assets	4.00%	6.00%	15.41%	14.64%	10.52%	9.86%
Total risk based capital to risk weighted assets	8.00%	10.00%	16.68%	15.91%	11.78%	11.12%

Regulatory capital ratios as of September 30, 2010 fully reflect the $60.0 million in gross proceeds the Company raised through the issuance of Series B and Series C Preferred Stock in a private placement during the first six months of 2010. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The conversion of preferred to common stock is fully reflected in the capital ratios above. Following the receipt of proceeds from the private placement, the Company down-streamed $48.0 million to the Bank as Tier I capital.  These regulatory ratios also fully reflect the issuance of $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of the Company’s participation in the U.S. Treasury’s CPP.

Heritage Oaks Bancorp | - 68 -

Management’s Discussion and Analysis

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Company has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At September 30, 2010, these credit lines totaled $15.0 million and the Company had no borrowings against those lines.  As previously mentioned the Company is a member of the FHLB and has collateralized borrowing capacities remaining of approximately $85.8 million at September 30, 2010.  Additionally, the Company has established and tested a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Company at the time of a transaction.

The Company manages liquidity by maintaining a majority of the investment portfolio in Interest Bearing Due from Federal Reserve and other liquid investments.  Most of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of September 30, 2010, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 31.89% at September 30, 2010 compared to 20.50% at December 31, 2009.  At September 30, 2010, the Company was within its internal guideline for liquidity.  As of September 30, 2010 the fair market value of the Company’s investment portfolio was approximately $202.2 million, of which approximately $10.1 million was pledged to secure public deposits and other purposes. The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was 84.7% at September 30, 2010 compared to 94.0% at December 31, 2009 both of which are and were within the Company’s policy guidelines.

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

In the ordinary course of business, the Company is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 11 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2009 Annual Report filed on Form 10-K.

In connection with the $8.2 million in debt securities discussed under “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Heritage Oaks Bancorp | - 69 -

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary Company’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, are subject to risks associated with the local economy.

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

Management employs the use of an Asset and Liability Management software that is used to measure the Company’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity.  Based on the results of this model, Management believes the Company’s balance sheet is to a large extent “asset sensitive.”  This means the Company expects (all other things being equal) to expand its net interest income if rates rise and expects it conversely to contract if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by Management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2010 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of September 30, 2010, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$44,255	$45,589	$44,503	$43,229	$42,457

$ Change from base	$(248)	$1,086	$-	$(1,274)	$(2,046)

% Change from base	-0.56%	2.44%	0.00%	-2.86%	-4.60%

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

Heritage Oaks Bancorp | - 70 -

The following tables show Management’s estimates of how the loan portfolio is broken out between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at September 30, 2010:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable – daily	$218,867	32.5%
Variable other than daily	333,420	49.5%
Fixed rate	121,596	18.0%

Total gross loans	$673,882	100.0%

The table above identifies approximately 32.5% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2010, approximately $552.3 million or 82.0% of the Company’s loan portfolio is considered variable.

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$391,763	58.1%
1-3 Years	191,710	28.5%
3-5 Years	59,563	8.8%
> 5 Years	30,846	4.6%

Total gross loans	$673,882	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above their floor rates if the Prime rate were to increase by the amounts identified below as of September 30, 2010:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$887	$12,042	$56,092	$109,426
Variable other than daily	2,370	15,178	62,293	178,740

Cumulative total variable at floor	$3,257	$27,220	$118,385	$288,166

Given the significant decline in Prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current Prime rate.  Therefore, the Company will need to see rates increase significantly before the majority of loans in the portfolio start to come off their floors.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Heritage Oaks Bancorp | - 71 -

In connection with the revision to the consolidated financial statements as described in the Explanatory Note of the June 30, 2010 10-Q/A, filed on September 24, 2010 (the “10-Q/A”), Management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. In connection therewith, Management identified a material weakness in internal control over financial reporting.  Management determined that the Company did not maintain effective control over the financial reporting process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the contingent beneficial conversion feature related to the issuance of Series B Preferred Stock as well as the disclosure of the contingent beneficial conversion feature related to the Series C Preferred Stock, as more fully described in the Explanatory Note on page 2 of the 10-Q/A. Management believes this control deficiency resulted in a misstatement of the net loss applicable to common shareholders.  As a result of this material weakness, Management concluded that the Company’s disclosure controls were not effective as of June 30, 2010.  In light of the material weakness described above, Management revised its consolidated financial statements in the 10-Q/A as discussed previously to ensure that the computation and allocation of the beneficial conversion feature related to the Series B Preferred Stock and the disclosure of the contingent beneficial conversion feature associated with the Series C Preferred Stock was in conformity with the applicable accounting guidance.  Management also believes that the consolidated financial statements included in the Company’s 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) in all material respects.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness.  The Company is focusing remediation efforts on establishing additional financial reporting processes when events or transactions occur outside of the Company’s usual and routine course of business.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, as of the date of this report, and as mentioned above, Management is in the process of remediating the material weakness disclosed above.  Management believes that the material weakness it has identified will be remediated by the quarter ended December 31, 2010.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. Case no. CV 098220.  Plaintiffs have sued a title company, title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial's lending practices.  The Bank, which made a commercial loan to a developer which also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial's allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The Bank believes the action against it is without merit.  The matter has been tendered to the Bank's insurance carrier, and the Bank is actively defending the case.  The Bank demurred to the amended complaint and the court upheld the demurrer to the cause of action for negligence. Discovery is proceeding and it appears that mediation will take place. The Bank anticipates a favorable outcome to the case and does not expect the litigation to have any material financial impact to the Bank.

Gardality v. Heritage Oaks Bank, et al.  San Diego County Sup. Ct. Case no. 37-2010-00055218-CU-NC. Plaintiff sued the Bank and 157 other defendants.  The pleading indicates the plaintiff’s claim is connected to funds he borrowed from Estate Financial, Inc. (“EFI”) as the developer of a real estate project.  EFI was a customer of the Bank and is now a debtor in a bankruptcy proceeding.  The complaint was poorly written and legally deficient to the point where it is impossible to determine the nature or validity of the claim.  The Bank had no contact with the plaintiff prior to service of the complaint and believes that plaintiff’s action against it is without merit.  The matter has been tendered to the Bank’s insurance carrier and the Bank is actively defending the case.  The plaintiff dismissed the defective complaint against the Bank at the Bank’s request, and has not filed a new complaint as of this date. The Bank currently anticipates a favorable outcome to the matter and does not expect the litigation to have any material financial impact to the Bank.

Heritage Oaks Bancorp | - 72 -

Except as indicated above, neither the Bank nor the Company is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of September 30, 2010.

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

(b)
In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Company of San Francisco.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.  As of September 30, 2010, the Company has deferred two dividend payment on its Series A Senior Preferred Stock totaling approximately $0.5 million.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

Not applicable.

Heritage Oaks Bancorp | - 73 -

Item 6.  Exhibits

(a) Exhibits:

Exhibit (31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Heritage Oaks Bancorp | - 74 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: November 12, 2010

/s/ Lawrence P. Ward
Lawrence P. Ward
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

Heritage Oaks Bancorp | - 75 -