Form 10-K
period 2010-12-31
HERITAGE OAKS BANCORP
filed 2011-03-10
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

(805) 369-5200

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	NASDAQ Capital Market
Convertible Perpetual Preferred Stock, Series C
Liquidation preference: $3.25 per share

Indicate by check mark if the registrant is a well-known, seasoned issuer as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File require to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2010 was $74.4 million.  As of March 10, 2011, the Registrant had 25,081,819 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders.

Heritage Oaks Bancorp

and Subsidiaries

Part I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the ongoing financial crisis in the United States, and the response of the federal and state governments and our regulators thereto, continued migration of classified loans, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, the recent disruptions of the United States credit markets, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, economic, political and global changes arising from the war on terrorism, the Bank’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with current regulatory enforcement actions taken by regulatory authorities having oversight of the Bank’s operations, financial policies of the United States government and continued weakness in the real estate markets within which we operate, and other factors referenced in this report, including in “Item 1A. Risk Factors.”  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

In September 2007, the Company formed Heritage Oaks Capital Trust III (the “Trust III”).  Trust III was a statutory business trust formed under the laws of the state of Delaware and was a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  In June of 2010 the Company repurchased all of the securities issued by Trust III, and dissolved the trust in December 2010.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to capitalize or activate this subsidiary, nor engage in such other permitted activities.

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

The Company is headquartered in Paso Robles, California with two branch offices in Paso Robles, San Luis Obispo and Santa Barbara, three branch offices in Santa Maria, and single branch locations in Arroyo Grande, Atascadero, Cambria, Morro Bay, Templeton and San Miguel.  The Bank conducts commercial banking business in the counties of San Luis Obispo and Santa Barbara, including accepting demand, savings, money market account and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans.

The Bank also offers residential mortgage banking services, installment note collection, issues cashier’s checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, online banking, and other customary banking services.  The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

At December 31, 2010, the Company had $982.6 million in consolidated assets, $650.8 million in net consolidated loans, $798.2 million in consolidated deposits, and $121.3 million in stockholders' equity.

The Bank’s operating policies since inception have emphasized small business, commercial, and retail banking.  Most of the Bank’s customers are retail customers, and small to medium-sized businesses.  The areas in which the Bank has directed virtually all of its lending activities are: commercial loans and lines of credit, consumer loans including residential mortgages, construction financing, and other real estate loans or commercial loans secured by real estate.  A more detailed discussion of the loan portfolio can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3. Loans, of the consolidated financial statements, filed on this Form 10-K.

Most of the Bank’s deposits are obtained through promotional activities and advertising in the local media.  Product offerings include: personal and business checking and savings accounts, time deposit accounts, Individual Retirement Accounts (“IRAs”), and money market accounts.  A more detailed discussion of the Bank’s deposits can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage origination fees and (v) miscellaneous income.

The following provides a breakdown of the components that make up the Company’s consolidated revenues for the years ended December 31, 2010, 2009 and 2008:

	For The Years Ended December 31,
		Percent		Percent		Percent
(dollar amounts in thousands)	2010	Composition	2009	Composition	2008	Composition
Interest and fees on loans	$44,129	73.1%	$45,530	81.7%	$47,038	83.5%
Interest on investments	6,665	11.1%	4,029	7.2%	3,112	5.5%
Service charges, other charges and fees	2,428	4.0%	2,965	5.3%	3,284	5.8%
Mortgage origination fees	2,020	3.4%	1,253	2.2%	568	1.0%
Miscellaneous income	5,048	8.4%	1,980	3.6%	2,354	4.2%

Total consolidated revenues	$60,290	100.0%	$55,757	100.0%	$56,356	100.0%

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

Employees

As of December 31, 2010, the Bank had 281 full-time equivalent employees.  The Bank believes that its employee relations are positive.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 267,000, 85,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  Vineyards and ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and wine. Vineyards in production have grown significantly over the last decade.  Access to numerous recreational activities and destinations including lakes, mountains and beaches provide for a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.

Management acknowledges that as economic conditions continue to wane on state and national levels and if the level of unemployment continues to rise, conditions within our primary market may continue to be negatively impacted.  Additional job losses and any prolonged decline in economic activity may further impact certain borrowers to whom the Bank has extended credit and whose loans have continued to perform.

Competition

Banking and the financial services industry in California generally, and in the Company’s service area specifically, is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, the accelerating pace of consolidation among financial services providers and the organization of new banking entities.

In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs, direct personal contact by officers, directors, employees and specialized services.  The Bank emphasizes to customers the advantages of dealing with a locally owned and community oriented institution.  The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, tools of trade or expansion of practices or businesses.  Larger banks may have a competitive advantage because of larger marketing campaigns and possibly greater branch distribution.  They also provide services, such as trust services, international banking, discount brokerage and insurance services that the Bank is not authorized or prepared to offer currently.  To compensate for this, the Bank has made arrangements with correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank offers loans on a participating basis with correspondent banks and with other independent banks and will retain the portion of such loans  that are within its lending limit.

The financial services industry is undergoing rapid technological changes involving frequent introductions of new technology-driven products and services that have further increased competition.  There is no assurance that these technological improvements, if made, will increase the Company’s operational efficiency or that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Effect of Government Policies and Recent Legislation

Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by the Company on deposits and other borrowings and the interest rate received by the Company on loans extended to its customers and interest earned on securities held in its investment portfolio comprise the major portion of the Company’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Company.  Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation, combating recession and providing liquidity) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits. Such interest rates also effect the Bank’s pricing on loans and what is paid on deposits.  The nature and impact on the Company from future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies.  See also “Supervision and Regulation”.

Supervision and Regulation

Regulatory Order and Written Agreement

The Bank stipulated to the issuance of a consent order (the “Order”), effective March 4, 2010, with the FDIC, its principal federal banking regulator, and the DFI which requires the Bank to take certain measures to improve its safety and soundness.  The Bank’s stipulation to the issuance by the FDIC and the DFI of the Order resulted from certain findings in a report of examination resulting from an examination of the Bank conducted in September 2009. In entering into the stipulation to entry of the Order, the Bank did not concede the findings or admit to any of the assertions in the report of examination (“ROE”).

On March 4, 2010, the Company entered into a written agreement with the Federal Reserve Board (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. The Written Agreement provides, among other things, that the Company shall not: declare or pay dividends without prior approval of the Federal Reserve Board, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities or incur, increase, or guarantee any debt.

Under the Order, the Bank is required to take certain measures as more fully discussed below.  The Bank has taken several steps to comply with the Order, the most significant of which was the completion of a capital raise of approximately $60.0 million in March 2010.  The Bank intends to fully comply with the Order and will continue to take all steps necessary to achieve such compliance.  The Bank’s most recent regulatory examination concluded in late 2010 and a final report of examination is still pending.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to reach and maintain a Tier 1 leverage ratio of at least 10% and a Total Risk Based capital ratio of 11.5% at the Bank level beginning 90 days from the issuance of the Order.  As of December 31, 2010 the Bank's leverage ratio and total risk-based capital ratio were 10.52% and 14.75%, respectively and are in compliance with the Order.

In addition, pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors or to employ any new senior executive officer, and must conduct an independent study of management and personnel structure of the Bank.  A consultant was retained to complete the required management study, and the Bank completed the study and implementation by the Board of a plan to address the findings of such study during 2010.

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

In direct response to the ROE, a joint regulatory compliance committee was formed at both the Bank and Company levels to oversee the Bank’s and Company’s response to all regulatory matters, including the Order and the Written Agreement.  Detailed tracking of the Order’s requirements, and the Bank’s progress in responding thereto, is reviewed and reported at such committee meetings, with regular reports then being provided by the committee to the full Board.  Further, and prior to the issuance of the Order, the Boards of both the Bank and the Company directed Chairman Michael Morris, to significantly increase his direct oversight of Management and involvement in Bank and Company affairs to ensure an appropriate response at both the Bank and Company to the concerns raised in the 2009 examination of the Bank.

The Order further requires the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provision of approximately $19.3 million for ALLL during the third and fourth quarters of 2009 increasing the allowance for loan losses to $14.4 million as of December 31, 2009 and to $24.9 million as of December 31, 2010.  The Bank also revised its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings.

With respect to classified assets which existed as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order, to reduce its level of assets classified as “Substandard” to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  The Bank complied with the requirement of the 2009 ROE in this regard and reduced the specific group of classified assets identified during the 2009 ROE to less than $50 million or 50% of Tier 1 capital plus ALLL well before the 180 day deadline.  However, due to the continued migration of loans to classified status during 2010; as of December 31, 2010 the Bank continues to have classified assets over $50 million and over 50% of Tier 1 capital plus ALLL.

The Order requires that the Bank develop or revise, adopt and implement a plan, which must be approved by the FDIC and DFI, to reduce the amount of Commercial Real Estate loans extended, particularly focusing on reducing loans for construction and land development.  In addition, the Bank was required to develop a plan for reducing the number of pass graded loans designated as “watch list” credits to an acceptable level, and develop or revise its written lending and collection policies to provide more effective guidance and control over the Bank’s lending function.  The Bank believes it has accomplished all of these requirements.

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

The Order further requires the Bank to develop or revise, adopt and implement a revised liquidity policy, and to adopt a contingency funding plan to adequately address contingency funding sources and appropriately reduce contingency funding reliance on off-balance sheet sources.  The Bank has since revised its current liquidity policy and has developed a contingency funding plan.

The Order also requires that the Bank prepare and submit a revised business plan, that is to include a comprehensive budget, and a 3 year strategic plan, and to further revise its investment policy.  The Bank has since prepared a comprehensive budget, revised the investment policy and developed a revised business plan and 3 year strategic plan.

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

Although the Company and Bank believe they have taken all necessary steps to achieve compliance with the Order and Written Agreement, ultimate compliance is determined by the regulatory agencies.  As previously stated, the Bank’s most recent regulatory examination concluded in late 2010 and a final report of examination is still pending.  Therefore the Company and the Bank cannot confirm compliance with the full scope of the Order at this time.

The forgoing discussion of the Order and Written Agreement are qualified by reference to the complete text of the Order and Written Agreement, which can be found on the Current Reports on Form 8-K filed with the SEC on March 10, 2010, and March 8, 2010, respectively.  See also Note 22. Regulatory Order and Written Agreement, of the consolidated financial statements, filed on this Form 10-K.

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

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Federal Reserve Board.  The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  The Federal Reserve Board may conduct examinations of bank holding companies and related subsidiaries.

The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank.  Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company with another bank holding company.

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

Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict growth, assess civil monetary penalties, remove officers and directors, and ultimately to terminate deposit insurance, which for a California chartered bank would result in a revocation of the bank’s charter.

Please also refer to the discussion titled “Regulatory Order and Written Agreement” under this section “Supervision and Regulation” of Item 1. Business of this Form 10-K.

Capital Standards

The Federal banking agencies have adopted risk-based capital adequacy guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions resulting in asset recognition on the balance sheet, and the extension of credit facilities such as letters of credit and recourse arrangements, which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as loans.

A banking organization's risk-based capital ratios are determined by dividing its qualifying capital by its total risk adjusted assets and off balance sheet items.  A banking organization’s or holding company’s capital is generally classified into one of two tiers.  Tier I capital consists primarily of common equity, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets, any disallowed portion of deferred tax assets and certain other limitations.  Tier II capital may consist of a limited amount of the allowance for loan losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with characteristics of equity.  The inclusion of elements of Tier II capital is subject to certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 4%, and a minimum amount of Tier I capital to total assets, referred to as the leverage ratio, of 4%.

Regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at levels significantly above the minimum guidelines and ratios.  Future changes in regulations or practices could further reduce the amount of capital recognized or increase the minimum amount of capital required for capital adequacy purposes.  Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends. In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of a Bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1,000,000.

The regulatory capital requirements, as well as the actual capital ratios for the Bank and the Company as of December 31, 2010, are presented in detail in Note 12. Regulatory Matters, of the consolidated financial statements, filed on this Form 10-K.  See also “Capital” within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.  As of December 31, 2010, both the Bank and the Company exceeded the minimum capital requirements to be well capitalized.  However, enhanced capital requirements are currently in place for the Bank as illustrated in the discussion titled “Regulatory Order and Written Agreement” under this section “Supervision and Regulation” and Note 22. Regulatory Order and Written Agreement, of the consolidated financial statements, filed on this Form 10-K.  The Company’s and the Bank’s capital ratios at December 31, 2010 also exceed these enhanced requirements.

Prompt Corrective Action and Other Enforcement Mechanisms

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions. In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  These actions may include: the imposition of a conservator or receiver or the issuance of a cease-and-desist order that can be judicially enforced; the termination of deposit insurance; the imposition of civil money penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.  Please also refer to the discussion titled “Regulatory Order and Written Agreement” under the section “Supervision and Regulation” of Item 1. Business of this Form 10-K.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting, documentation and asset growth.  Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.  The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

Premiums for Deposit Insurance

The Bank’s deposits have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts which are insured up to $250,000 per insured depositor.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law which permanently increased the maximum amount of deposit insurance per depositor from $100,000 to $250,000.  Additionally on November 9, 2010 the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act which provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.

On October 19, 2010, the Board of Directors of the FDIC, as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted a plan (the Restoration Plan) to ensure the Deposit Insurance Fund (“DIF”) ratio increases to a level of 1.35% of estimated insured deposits by September 30, 2020.  The adoption of the Restoration Plan goes into effect on January 1, 2011 and makes no changes to the current deposit insurance rate schedule.  The Board also adopted a notice of proposed rulemaking that sets a long-term DIF ratio of 2% of estimated insured deposits and provides for more predictable deposit insurance assessment rates.

On November 12, 2009 the FDIC also adopted a final rule amending assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments on December 30, 2009 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, except for those institutions where the FDIC grants an exemption.  The Bank was notified in the fourth quarter of 2009 by the FDIC that it was exempt from prepayment of assessments for 2010, 2011 and 2012 due in large part to the recent Consent Order issued to the Bank, as more fully discussed above under “Regulatory Order and Written Agreement,” and Note 22. Regulatory Order and Written Agreement, of the consolidated financial statements, filed on this Form 10-K.  However, as a result of the Consent Order, deposit insurance assessment costs have risen, and are expected to remain elevated during 2011.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

•      Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•      Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

•      Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•      Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•      Implement corporate governance revisions, including executive compensation and proxy access by stockholders.

•      Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•      Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors' responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

Financial Services Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law.  The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers.  It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations.  The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.  The Company has not sought “financial holding company” status and has no present plans to do so.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies.

In addition, the Bank is subject to other provisions of the Financial Services Modernization Act, including those relating to the Community Reinvestment Act, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank.  The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

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

The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records and to make rules to implement the Patriot Act.  On March 9, 2006, the USA Patriot Improvement and Reauthorization Act was signed into law which extended and modified the original act.  While we believe the Patriot Act, as amended and reauthorized, may, to some degree, affect our operations, we do not believe that it will have a material adverse effect on our business and operations.

Transactions between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The Federal Reserve Board issued Regulation W on October 31, 2002 which comprehensively implements Sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the Federal Reserve Board’s interpretations of Section 23A and 23B.  Regulation W had an effective date of April 1, 2003.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company and such records may be the basis for denying the application.  A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  In its last examination by the FDIC, the Bank received a CRA rating of “Satisfactory.”

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  Pursuant to these rules, financial institutions must provide: initial notices to customers about privacy policies, describing the conditions under which they may disclose non-public information to nonaffiliated third parties and affiliates, annual privacy policies notices to current customers and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  We have implemented our privacy policies in accordance with the law.  In recent years, a number of states have implemented their own versions of privacy laws.  For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with affiliates.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior.  As such, it does not lend itself to a concise or a comprehensive definition.  But typically predatory lending involves at least one, and perhaps all three, of the following elements: making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.

The following loan transaction characteristics trigger coverage under the Home Ownership and Equity Protection Act of 1994: interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities; subordinate-lien loans of 10 percentage points above Treasury securities; and fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year.  Lenders also will be presumed to have violated the law which says loans shouldn’t be made to people unable to repay them, unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.  The Company does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

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

Government Actions in Response to the Financial Crises

Emergency Economic Stabilization Act

In response to the financial crisis affecting the banking system and financial markets in recent years, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008 and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the United States Department of the Treasury (“Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the FRB, Congress and the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

The Company participated in the CPP and on March 20, 2009 issued and sold 21,000 shares of its Series A Preferred Stock to Treasury and issued a warrant for the purchase of 611,650 shares, in exchange for $21.0 million.  For further details on the Company’s participation in the CPP, please see Note 21. Preferred Stock, of the consolidated financial statements filed with this form 10-K.  Because of the Company’s participation in the CPP, it is subject to certain limitations on executive compensation and the payment of dividends.  The Company believes it is compliant with all such limitations.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals and provide infrastructure spending.  In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP recipients and expands the class of employees to whom the limits and restrictions apply.  ARRA also provides the opportunity for additional repayment flexibility for existing TARP recipients.  Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions) and requires each TARP recipient to comply with certain other executive compensation related requirements.  These provisions modify the executive compensation provisions that were included in EESA and, in most instances, apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding.

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

Future Legislation and Regulatory Initiatives

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the Congress is actively considering significant changes in the manner of regulating financial institutions including combining one or more of the FRB, FDIC, Comptroller of the Currency and the Office of Thrift Supervision and creating a new consumer protection agency for financial products. The current legislation being considered and other future legislation regarding financial institutions may change banking statutes, the operating environment of the Company and the Bank in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted. If enacted, the effect of implementing regulations could impact positively or negatively, the financial condition or results of operations of the Company and/or the Bank. The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Risks Associated With Our Business

Our Banking subsidiary is operating under a Consent Order with the FDIC and DFI and the Company is operating under a Written Agreement with the Federal Reserve Bank of San Francisco to address, among other things, lending, credit and capital related issues.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, we are subject to increased regulatory scrutiny and additional regulatory restrictions and have become subject to certain enforcement actions under a Consent Order issued by the FDIC and DFI to the Bank on March 4, 2010 and Written Agreement with the Federal Reserve Board entered into on March 4, 2010.  These enforcement actions followed the FDIC’s regularly scheduled examination of our banking subsidiary during the fourth quarter of 2009 and are based on discussions the Bank had following the examination.  Such enforcement actions place limitations on our business and may adversely affect our ability to implement our business plans.  These enforcement actions require, among other things, the Bank to take certain steps to strengthen its balance sheet, such as reducing the level of classified assets, increasing capital levels and addressing other criticisms of the examination.  These enforcement actions are more fully discussed in “Supervision and Regulation – Regulatory Order and Written Agreement” and Note 22. Regulatory Order and Written Agreement, of the consolidated financial statements, filed on this Form 10-K. If the Company fails to comply with these enforcement actions, it may become subject to further regulatory enforcement actions up to and including the appointment of a conservator or receiver for the Bank.

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

Our Level of Classified Assets Expose Us to Increased Lending Risk. Further, if Our Allowance for Loan Losses is Insufficient to Absorb Losses in Our Loan Portfolio, Our Earnings May Decline

If the level of loans the Bank currently categorizes as substandard and doubtful do not perform according to the terms and/or the underlying collateral for such loans is insufficient to cover the Bank’s recorded investment, the allowance for loan losses may not be sufficient to absorb potential losses.  This could result in additional loan losses which may further adversely impact our operating results.  Further, our level of classified assets will take time to resolve.  While we believe that we are making progress in identifying and resolving classified assets, no assurance can be given that we will continue to make progress, particularly if the local economies in which we operate suffer further deterioration.

We believe that the Company’s allowance for loan losses is maintained at a level adequate to absorb probable, estimable losses inherent in our loan portfolio as of the corresponding balance sheet date.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the probability of such borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. In determining an appropriate level of the allowance for loan losses, significant factors we consider include: loss experience in particular segments of the portfolio, trends and absolute levels of classified loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our regulators, as an integral part of their regular examination process, periodically review our allowance for loan losses and may require us to increase it by recognizing additional provisions for loan losses or to decrease our allowance for loan losses by recognizing loan charge-offs. Any additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We Are Highly Dependent On Real Estate and Any Further Downturn in the Real Estate Market May Hurt Our Business

A significant portion of our loan portfolio is dependent on real estate.  A decline in current economic conditions, a decline in the local housing market or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.  Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans may also negatively impact our financial condition.

We Have Concentration in Higher Risk Commercial Real Estate Loans

We have high concentration in commercial real estate (“CRE”) loans. CRE loans, as defined by final guidance issued by Bank regulators, are defined as construction, land development, other land loans, loans secured by multi-family (5 or more units) residential properties and loans secured by non-farm non-residential properties.  Following this definition, approximately 65.1% of our lending portfolio can be classified as CRE lending as of December 31, 2010.  CRE loans generally involve a higher degree of credit risk than certain other types of lending due, among other things, to the generally large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our operating results and financial condition.  In addition, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be significantly affected by general economic conditions which may result in non-performance by certain borrowers.

Additionally, federal banking regulators recently issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to increased regulatory scrutiny.  We are subject to increased regulatory scrutiny because of our commercial real estate portfolio and, as a result, the Bank must develop or revise, adopt, and implement a plan to systematically reduce the amount of loans within this category as outlined in the Consent Order issued to the Bank on March 4, 2010.

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

We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations, but Our Consent Order and Written Agreement Prohibit the Payment of Such Dividends Without Prior Regulatory Approval Which May Impair Our Ability to Fulfill Our Obligations

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities, our preferred stock and other obligations, including any cash dividends. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.  As outlined in the Consent Order and Written Agreement, previously mentioned, the Bank cannot pay any cash dividends or other payments to the holding company without prior written consent of the regulatory authorities.  Additionally, the Company cannot declare or pay any dividends (including those on outstanding preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program) or make any distributions of principal, interest or other sums on its trust preferred securities without prior written approval of the Federal Reserve.  To date, we have deferred four payments on our TARP preferred stock.  If we defer six dividend payments, the U.S. Treasury will have the right to appoint two directors to our Board.

The Recent Recession and Changes in Domestic and Foreign Financial Markets Have Adversely Affected Our Industry and May Have a Material Impact on Our Operating Results and Financial Condition

The recent recession has resulted in significant business failures and job losses. Further, dramatic declines in the housing market with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant losses to many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and volatility in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  These challenging conditions may not improve in the near future and we may face the following risks as a result:

•     Increased regulation of our industry, compliance with which may increase our costs and limit our ability to pursue business opportunities.

•     The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•     The value of the portfolio of investment securities that we hold may be adversely affected.

•     Higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•     If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, to our business, financial condition and results of operations.

We Cannot Accurately Predict the Effect of the Current Economic Downturn on Our Future Results of Operations or Market Price of Our Stock

The national economy and the financial services sector in particular remain challenged with weakness in the broader economy despite high levels of government stimulus. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect which could be material on our business, financial condition, results of operations, prospects and could also cause the market price of our stock to decline.

Recently Enacted Legislation and Other Measures Undertaken by the U.S. Treasury, the FRB and Other Governmental Agencies Over the Last Two Years May Not Result in Improved Economic Conditions

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law, which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including: authority for the FRB to pay interest on depository institution balances; and mortgage loss mitigation and homeowner protection.

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

EESA followed, and has been followed by, numerous actions by the FRB, Congress, Treasury and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and other emergency actions designed to stabilize the financial sector and mitigate economic pressures.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was signed into law.  The Stimulus Bill included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.

If, as a result of the above actions taken, economic conditions do not improve, our operating results and financial condition may be adversely impacted beyond what has been realized.

FDIC Deposit Insurance Assessments May Increase Substantially Which Would Adversely Affect Our Net Earnings

FDIC deposit insurance premiums for the year ended December 31, 2010 was $2.7 million.  The Company currently expects the level of deposit insurance premiums to remain elevated for the foreseeable future which will impact future operating results.

Declines in Asset Values May Result in Impairment Charges and Adversely Affect the Value of Our Investments, Financial Performance and Capital

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities. The market value of investments in our portfolio has become increasingly volatile over the last two years.  The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investments and other assets for impairment. We may be required to record impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which may have a material adverse effect on our results of operations in the periods in which the charges occur.  For a more detailed discussion of investments the Company holds, including other than temporary impairment recognized during 2010, please see Note 2. Investments, of the consolidated financial statements, filed on this Form 10-K.

Our Business Is Subject To Interest Rate Risk and Changes in Interest Rates May Adversely Affect Our Performance and Financial Condition

Our earnings and cash flows are highly dependent upon net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Our net interest income (including net interest spread and margin) and overall earnings are impacted by changes in interest rates and monetary policy.  Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities and rates paid on deposits and borrowings.  Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread (the difference in the rates paid on interest-bearing liabilities and the yields earned on interest-earning assets) as well as net interest income to increase if interest rates rise and, conversely, to decline if interest rates fall.  Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Overnight Fed Funds rates) as well as increasing competition may require the Bank to increase rates on deposits at a faster pace than the increase in the rate it earns on interest-earning assets.  The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as the Bank’s net interest income (including the net interest spread and margin) may be negatively impacted.

Additionally, a sustained decrease in market interest rates could adversely affect our earnings.  When interest rates decline, borrowers tend to prepay existing higher-rate, fixed-rate loans by refinancing to lower interest rates loan.   Under those circumstances, we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans.

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

Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as: inability to control non-interest expense, including, but not limited to, rising employee compensation costs, regulatory compliance, healthcare cost, limitations imposed on us in the Consent Order and/or Written Agreement, inability to increase non-interest income and continuing ability to expand, through de novo branching or identifying acquisition targets at attractive valuation levels.

We Face Strong Competition from Financial Service and Other Companies That Offer Banking Service Which May Hurt Our Business

The financial services business in our market areas is highly competitive.  It is becoming increasingly competitive due to changes in regulation, technological advances and the accelerating pace of consolidation among financial services providers.  We face competition in attracting and retaining core business relationships.  Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, result in a decline in the rates we charge on loans and/or cause higher rates to be paid on deposits.  Therefore, our results may differ in future periods depending upon the nature and level of competition.

Additionally, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.

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

We May Not Be Able to Attract and Retain Skilled People

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people can be intense and we may not be able to hire people or to retain them without offering very high compensation.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Because of Our Participation in the Troubled Asset Relief Program (‘‘TARP’’), We Are Subject to Several Restrictions, Including Restrictions on Compensation Paid to Our Executives

Certain standards for executive compensation and corporate governance apply to us for the period during which the U.S. Treasury holds an equity position in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include, among other things, (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw back of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes, executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods. Pursuant to the American Recovery and Reinvestment Act of 2009 (the ‘‘Stimulus Bill’’), more commonly known as the economic stimulus recovery package, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain senior executive officers.

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

•                  Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  For example, the Central Coast of California is subject to earthquakes and fires.  Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities.  While we have not experienced such an occurrence to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future.  Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated With Our Industry

We Are Subject to Government Regulation That May Limit or Restrict Our Activities Which May Adversely Impact Our Operations

The financial services industry is regulated extensively.  Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers and not to benefit shareholders.  These regulations can sometimes impose significant limitations on our operations.  New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business.  We anticipate that continued compliance with various regulatory provisions will impact future operating expenses.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions which may impact the Bank.

New Legislative and Regulatory Proposals May Affect Our Operations and Growth

Proposals to change the laws and regulations governing the operations and taxation of banks and financial institutions and federal insurance premiums paid by banks and financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities.  The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine.  Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities.

The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Risks Associated With Our Stock

Our Participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) May Pose Certain Risks to Holders of Our Common Stock

Under the terms of the CPP, the Company sold to the U.S. Treasury $21.0 million in preferred stock and a warrant to purchase approximately $3.2 million of the Company’s common stock.  Although the Company believes that its participation in the CPP is in the best interests of our shareholders in that it enhances Company and Bank capital and provides additional funds for future growth, it may pose certain risks to the holders of our common stock such as the following:

•                 Under the terms outlined by the U.S. Treasury for participants in the CPP, the Company issued a warrant to the U.S Treasury to purchase shares of its common stock.  The issuance of this warrant may be dilutive to current common stockholders in that it reduces earnings per common share. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant is exercised.  The U.S. Treasury has the right to purchase 611,650 shares of our common stock at a price of $5.15 per share, which would result in an approximate 2.4% ownership interest.

•                 Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction and therefore has the ability to become a shareholder of the Company and possess voting power.

•                 The preferred equity issued to the U.S. Treasury is non-voting, however, the terms of the CPP stipulate that the U.S. Treasury may vote their senior equity in matters deemed by the U.S. Treasury to have an impact on their holdings.

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

For more information about the Company’s participation in the CPP, see Note 21. Preferred Stock, of the consolidated financial statements, filed on this Form 10-K.

Our Outstanding Preferred Stock Impacts Net Income Available to Our Common Stockholders and Earnings per Common Share and May be Dilutive to Common Stockholders

Accrued dividends and the accretion on our outstanding preferred stock reduce net income available to common stockholders and our earnings per common share.  Additionally, our Series C Preferred Stock may be dilutive to common stockholders to the extent the Company is profitable and must consider the dilutive nature of these securities in its calculation of earnings per common share.  Also, the Company’s preferred stock will receive preferential treatment in the event of the Company’s liquidation, dissolution or winding-down.

Our Stock Trades Less Frequently Than Others

Although our common stock is listed for trading on the NASDAQ Capital Market, the trading volume in our common stock is less than that of other larger financial service companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price is Affected by a Variety of Factors

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things: actual or anticipated variations in quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to our company; news reports relating to trends, concerns and other issues in the financial services industry; and perceptions in the marketplace regarding our company and/or its competitors and the industry in which we operate.

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

Any Future Issuance of Preferred or Common Stock Adversely Affect the Market Price of Our Common Stock

We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  We frequently evaluate opportunities to access the capital markets, taking into account our regulatory capital ratios, financial condition and other relevant considerations.  In March of 2010, the Company raised gross proceeds of approximately $60.0 million though a private placement, as more fully disclosed in Note 21. Preferred Stock, of the consolidated financial statements, filed on this Form 10-K.  Any future issuances of equity may result in additional common shares outstanding and/or reduce the amount of income available to common shareholders.

In addition, we face significant regulatory and other governmental risk as a financial institution and as a participant in the CPP and it is possible that capital requirements and directives may, in the future, require us to change the amount or composition of our current capital including common equity.  As a result we may determine, or our regulators may require us to raise additional capital.  There may also be market perceptions regarding the capital we raised in 2010 or the need to raise additional capital, which may have an adverse effect on the price of our common stock.

Holders of Our Junior Subordinated Debentures Have Rights That Are Senior to Those of Our Common Shareholders

We have supported our continued growth through two issuances of trust preferred securities from two separate special purpose trusts, one of which was dissolved in 2010.  At December 31, 2010, we had outstanding trust preferred securities totaling $8.0 million.  Payments of the principal and interest on the trust preferred securities of these special purpose trusts are fully and unconditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures  before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures and the related trust preferred securities for up to five years during which time no cash dividends may be paid on our common stock.

Our Common Stock is Not an Insured Deposit

Our common stock is not a bank deposit and is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s headquarters and a branch location are located at 545 12th Street in Paso Robles, California.  It is an office occupied solely by the Bank.  Additionally, the Company occupies a three story administrative facility from where all administrative functions are based.  This facility is located at 1222 Vine Street in Paso Robles, California.  The Company also occupies fourteen other branches within the counties of San Luis Obispo and Santa Barbara.  The Bank currently owns one of the fifteen branches that it occupies and leases the remaining branches from various parties for an approximate aggregate amount of $200 thousand per month.  Additionally, the Company subleases part of three branches to unaffiliated parties.

In June of 2007, the Company sold four of its properties to First States Group, L.P. (“First States”), an unaffiliated party, in a sale-leaseback transaction for approximately $12.8 million.  In connection with the sale, the Bank entered into four separate lease agreements with First States Investors, LLC to lease back three branches and one administrative facility.  The three branches are located in Paso Robles, Arroyo Grande and Santa Maria, California.  The administrative facility is located in Paso Robles, California.  Each of the four leases contains an annual rent escalation clause equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.5 percent.  Each of the four leases provide for an initial term of 15 years with the option to renew for two 10 year terms.  The Company entered into this transaction in order to convert non-earning assets to earning assets.

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

Item 3.  Legal Proceedings

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.  The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. Case no. CV 098220.  Plaintiffs have sued a title company, title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer which also borrowed from Hurst Financial, is named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The Bank believes the action against it is without merit.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case.  The Bank anticipates a favorable outcome to the case and does not expect the litigation to have any significant financial impact to the Bank.

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

The plaintiff dismissed the defective complaint against the Bank at the Bank’s request, and had not filed a new complaint as of 12/31/10.  However, on February 3, 2011, the Bank learned that Mr. Gardality has re-filed a complaint and intends to serve the Bank with process. The Bank currently anticipates a favorable outcome to the matter and does not expect the litigation to have any material financial impact to the Bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The majority of such proceedings have been initiated by the Bank in the process of collecting on delinquent loans.  To the extent such matters are defense matters, they are each covered by one or more policies of insurance carried by the Bank and do not carry an exposure of loss in excess of the coverage available. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2010.

Item 4.  (Removed and Reserved)

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “HEOP.”  The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2009:

	Closing Prices
Quarters Ended	High	Low
December 31, 2010	$3.69	$3.05
September 30, 2010	3.80	3.07
June 30, 2010	4.25	3.20
March 31, 2010	5.26	3.45

December 31, 2009	$7.35	$4.00
September 30, 2009	7.35	5.70
June 30, 2009	6.75	4.20
March 31, 2009	5.45	3.25

Holders

As of February 8, 2011, there were 2,041 holders of the Company’s Common Stock.  There are no other classes of common equity securities outstanding.

Dividends

Dividends the Company declares are subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for limitations on dividends resulting from the issuance of junior subordinated debentures.

The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law. (See, “Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms”).

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

Further, under the terms of the Company’s participation in the U.S. Treasury’s TARP CPP, the Company must obtain approval by the U.S. Treasury for a period of three years following the initial date of the U.S. Treasury’s investment for any proposed increases in the payment of cash dividends on its common stock.  Additionally, the Company may not pay dividends on its common stock because it is not current with all dividends on its Series A Senior Preferred Stock issued to the U.S. Treasury.

No dividends have been paid to holders of the Company’s common stock during each of the preceding two years.

Securities Authorized for Issuance under Equity Compensation Plans

The table below summarizes information as of December 31, 2010 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.  These plans are discussed more fully under Note 15. Share-Based Compensation Plans, of the consolidated financial statements, filed on this Form 10-K.

Number of
	Securities To Be		Weighted Average	Number of Securities
	Issued Upon Exercise		Exercise Price of	Remaining Available
Plan Category	of Outstanding Options		Outstanding Options	For Future Issuance
Equity compensation plans approved by security holders:	740,537	(1)	$6.53	110,742	(2)
Equity compensation plans not approved by security holders:	N/A		N/A	N/A

(1) Under the 2005 Equity Based Compensation Plan, the Company is authorized to issue restricted stock awards.  Restricted stock awards are not included in the table above.  At December 31, 2010 there were 77,651 shares of restricted stock issued and outstanding.  See also Note 15. Share Based Compensation Plans, of the Consolidated Financial Statements on this Form 10-K for more information on the Company’s equity compensation plans.

(2) Includes securities available for issuance of stock options and restricted stock.

Purchases of Equity Securities

The Company is not currently authorized to make repurchases of its common stock, nor did it make repurchases of its common stock during 2010 or 2009.

Item 6.  Selected Financial Data

The table below provides selected financial data for the five years ended December 31, 2010, 2009, 2008, 2007 and 2006 and for the three months ended December 31, 2010 and 2009:

	For The Three Months Ended,
	December 31,		At or For The Years Ended December 31,
(dollar amounts in thousands, except per share data)	2010	2009	2010	2009	2008	2007	2006
Consolidated Income Data:
Interest income	$12,462	$13,534	$50,794	$49,559	$50,150	$45,174	$36,372
Interest expense	1,645	2,698	8,047	10,049	12,564	14,751	9,316
Net interest income	10,817	10,836	42,747	39,510	37,586	30,423	27,056
Provision for loan losses	5,831	9,500	31,531	24,066	12,215	660	600
Net interest income after provision for loan losses	4,986	1,336	11,216	15,444	25,371	29,763	26,456
Non interest income	1,788	1,445	9,496	6,198	6,206	5,349	4,952
Non interest expense	12,462	8,826	40,032	34,516	29,434	23,908	20,955
(Loss)/income before income taxes	(5,688)	(6,045)	(19,320)	(12,874)	2,143	11,204	10,453
Provision for income taxes	(6,205)	(2,629)	(1,760)	(5,825)	497	4,287	3,791
Net (loss)/income	$517	$(3,416)	$(17,560)	$(7,049)	$1,646	$6,917	$6,662
Dividends and accretion on preferred stock	491	351	5,008	964	-	-	-
Net (loss) / income available to common shareholders	$26	$(3,767)	$(22,568)	$(8,013)	$1,646	$6,917	$6,662
Share Data:
(Loss) / earnings per common share - basic	$0.00	$(0.49)	$(1.30)	$(1.04)	$0.22	$0.99	$1.00
(Loss) / earnings per common share - diluted	$0.00	$(0.49)	$(1.30)	$(1.04)	$0.21	$0.96	$0.96
Dividend payout ratio (1)	0.00%	0.00%	0.00%	0.00%	37.68%	35.55%	41.01%
Common book value per share	$3.85	$8.07	$3.85	$8.07	$9.03	$9.04	$7.42
Actual shares outstanding at end of period (2)	25,082,344	7,771,952	25,082,344	7,771,952	7,753,078	7,683,829	6,662,921
Weighted average shares outstanding - basic	25,004,697	7,704,060	17,312,306	7,697,234	7,641,726	6,984,174	6,650,620
Weighted average shares outstanding - diluted	26,247,491	7,704,060	17,312,306	7,697,234	7,753,013	7,228,804	6,925,582
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$22,951	$40,738	$22,951	$40,738	$24,571	$46,419	$23,034
Total investments and other securities	$224,966	$121,180	$224,966	$121,180	$50,762	$47,556	$38,445
Total gross loans	$677,303	$728,679	$677,303	$728,679	$680,147	$613,217	$444,983
Allowance for loan losses	$(24,940)	$(14,372)	$(24,940)	$(14,372)	$(10,412)	$(6,143)	$(4,081)
Total assets	$982,612	$945,177	$982,612	$945,177	$805,588	$745,554	$541,774
Total deposits	$798,206	$775,465	$798,206	$775,465	$603,521	$644,808	$420,521
Federal Home Loan Bank borrowings	$45,000	$65,000	$45,000	$65,000	$109,000	$8,000	$50,000
Junior subordinated debt	$8,248	$13,403	$8,248	$13,403	$13,403	$13,403	$16,496
Total stockholders’ equity	$121,256	$83,751	$121,256	$83,751	$70,032	$69,450	$49,472
Selected Other Balance Sheet Data:
Average assets	$996,856	$949,856	$995,223	$887,628	$779,575	$605,736	$503,877
Average earning assets	$937,384	$893,787	$935,991	$829,329	$722,061	$555,871	$455,497
Average stockholders’ equity	$122,470	$88,779	$121,865	$86,949	$71,748	$55,927	$47,236
Selected Financial Ratios:
Return on average assets	0.21%	-1.43%	-1.76%	-0.79%	0.21%	1.14%	1.32%
Return on average stockholders’ equity	1.67%	-15.27%	-14.41%	-8.11%	2.29%	12.37%	14.10%
Net interest margin (3)	4.58%	4.81%	4.57%	4.76%	5.21%	5.47%	5.94%
Efficiency ratio (4)	98.30%	70.84%	77.85%	75.34%	67.27%	66.83%	65.47%
Capital Ratios:
Average stockholders’ equity to average assets	12.29%	9.35%	12.24%	9.80%	9.20%	9.23%	9.37%
Leverage Ratio	10.83%	8.24%	10.83%	8.24%	8.90%	9.60%	11.00%
Tier 1 Risk-Based Capital ratio	13.94%	9.59%	13.94%	9.59%	9.37%	10.08%	11.51%
Total Risk-Based Capital ratio	15.21%	10.85%	15.21%	10.85%	10.62%	11.04%	12.36%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (5)	4.85%	5.26%	4.85%	5.26%	2.75%	0.06%	0.01%
Non-performing assets to total gross loans	5.83%	5.39%	5.83%	5.39%	2.94%	0.06%	0.01%
Non-performing assets to total assets (6)	4.02%	4.15%	4.02%	4.15%	2.48%	0.05%	0.01%
Allowance for loan losses to total gross loans	3.68%	1.97%	3.68%	1.97%	1.53%	1.00%	0.92%
Allowance for loan losses to non-performing loans	75.99%	37.50%	75.99%	37.50%	55.75%	1817.46%	7420.00%
Net charge-offs (recoveries) to average loans	0.36%	1.52%	2.96%	2.83%	1.21%	0.00%	0.10%

(1) For 2008 cash dividends totaling $0.08 per share were paid.  For the years 2007 and 2006, cash dividends totaling $0.32 and $0.41 per share were paid. In the first quarter of 2006, the Company paid a special cash dividend of $0.25 per share.  No cash dividends were paid in 2010 and 2009.

(2) Actual shares have been adjusted to fully reflect stock dividends and stock splits.

(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) Efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on the sale of investment securities, sale of other real estate owned, sale of SBA loans, sale of fixed assets, and OTTI.

(5) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.

(6) Non-performing assets are defined as assets that are past due 90 days or more and assets placed in non-accrual status plus other real estate owned.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2010, 2009 and 2008.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Financial Overview

For the year ended December 31, 2010, the Company recorded a net loss of approximately $17.6 million or $1.30 per common share.  This compares to a net loss of $7.0 million or $1.04 per common share for 2009 and net income of $1.6 million or $0.21 per common share for 2008.

The year 2010 was one of the most challenging in the Company’s history.  Continued economic weakness and a challenging credit environment resulted in additional credit losses which required an elevated level of loan loss provisioning.  Provisions for loan losses totaled $31.5 million for 2010, an increase of $7.5 million from that reported for 2009.  Although the Company recorded a higher annual level of loan loss provision expense in 2010 than it did in prior year, this elevated provisioning enabled the Company to significantly increase its allowance for loan and lease losses (“ALLL”) by $10.6 million and contributed to a 171 basis point increase in ALLL as a percentage of total gross loans from 1.97% at prior year-end to 3.68% as of December 31, 2010.  Write-downs on foreclosed assets also contributed to the year over year decline in operating results, which were largely due to continued depressed values of certain types of commercial, construction and land properties.  Write-downs on foreclosed assets totaled $3.7 million for 2010, an increase of $2.2 million from that reported in 2009.  Further contributing to the net loss for 2010 was a $7.1 million valuation allowance, and corresponding charge to income tax expense, that the Company recorded against its net deferred tax assets.

Although operating results for 2010 were negatively impacted by the charges noted above, the Company made good progress in improving core earnings as evidenced by a 14.2% increase in total revenues (net interest income plus non-interest income) that grew to $52.2 million, $6.5 million higher than reported for 2009.

•                Net interest income increased to $42.7 million in 2010, which was $3.2 million or 8.2% higher than that reported for 2009 while net interest margin was 4.57% in 2010, as compared to the 4.76% reported for 2009. The increase in net interest income was due to a $107 million increase in average earning assets, primarily investment securities, in comparison to prior year’s average earning asset balances. The increase in earning assets was driven by growth in our core deposit balances and the $60 million capital raise in first quarter, 2010 both of which drove higher investment security balances as the loan portfolio declined. Partly offsetting the increase to net interest income was a 19 basis point reduction in net interest margin caused by a $51.4 million reduction in outstanding loans and reversal of $3 million of interest accrued on non-performing loans.

•                Non-interest revenues in 2010 grew to $9.5 million reflecting a $3.3 million or 53.2% increase over 2009. This increase was driven by higher mortgage origination fees which grew $0.8 million or 61.2% to $2.0 million in 2010 largely due to higher mortgage refinance volumes.  The Company also benefited from the extinguishment of $5.2 million in higher cost junior subordinated debentures during 2010 as the repurchase of trust preferred securities issued by Heritage Oaks Capital Trust III, resulted in a $1.7 million pre-tax gain.

Non-interest expenses totaled $40.0 million for 2010, representing an increase of $5.5 million compared to 2009.  The year over year increase was driven by a $2.2 million increase in write-downs on foreclosed assets, a $2.5 million increase in compensation costs and a $0.7 million increase in deposit insurance expense.

Increases in compensation costs in 2010 can be attributed to additional senior management hires and build out of the special assets department to work through problem loans.  2010 was also impacted by a one-time charge of $0.4 million related to accrued compensation balances.  The Company’s efficiency ratio was 77.9% in 2010 as compared to 75.3% reported for 2009.  Management is implementing additional cost reduction measures in an effort to reduce operating costs and increase efficiency in 2011.

As noted previously, gross loan balances declined $51.4 million or 7.1% in 2010 to $677.3 million, which resulted from weakened new loan demand, normal portfolio payoffs that exceeded new loan originations and higher levels of charged-off loans. In fourth quarter, 2010 the Company increased gross loans outstanding $3.4 million over third quarter. The Company continued to grow deposit balances in 2010.  Total deposits were $798.2 million at December 31, 2010, $22.7 million or 2.9% higher than that reported at December 31, 2009.  Excluding the pay down of brokered deposits in 2010, customer deposits increased $33.9 million.  The majority of this growth occurred within the lower cost, core non-interest bearing demand deposits, regular savings and money market accounts.

The Company continued to work-through its problem loans in 2010 by reducing $43.1 million of its exposure to land, development and construction loans which have been the most problematic portions of the loan portfolio and substantially increased its allowance for loan losses.  During 2010 the Company placed $54.4 million in loan balances on non-accrual status, increased the level of scrutiny placed on certain types of credit and increased loan workout and collection activities.  Additions to non-accruing balances were offset by pay-downs on such credits of $18.9 million, charge-offs of $23.9 million, and transfer of loans back to accruing status of $3.9 million.  The Company also transferred $13.1 million in non-performing balances to foreclosed collateral during 2010.  Non-performing assets totaled $39.5 million at December 31, 2010, $0.4 million above that reported at December 31, 2009.  The Company’s efforts to reduce its exposure to loan losses resulted in a $10.6 million increase to the allowance for loan losses which totaled $24.9 million at December 31, 2010.  At year-end 2010, the allowance for loan losses represented 3.68% of total gross loans, as compared to 1.97% of total gross loans at December 31, 2009.  The allowance for loan losses to non-performing loans was 76.0% at December 31, 2010, substantially improved from the 37.5% reported for December 31, 2009.

Despite the various headwinds the Company faced in 2010, it was able to increase capital by completing a private equity placement during March 2010, in which the Company successfully raised $60.0 million of additional capital.  This additional capital significantly strengthened the Company’s balance sheet, allowing it to continue to work-through problem assets, accelerate resolution of problem loans, increase earning assets and achieve compliance with the capital ratio requirements of the Consent Order.  The Company’s total risk-based capital, Tier I risk-based capital and Tier 1 leverage ratios were 15.21%, 13.94%, and 10.83% respectively as of December 31, 2010, as compared to the 10.85%, 9.59% and 8.24% reported at December 31, 2009.

In 2010 the Company added to its senior management talent and increased staffing in the Special Assets department. The Company also hired Thomas J. Tolda as Executive Vice President and Chief Financial Officer following the departure of the Company’s previous Chief Financial Officer.  Mr. Tolda brings to the Company a considerable level of experience and depth of knowledge, with a 25 year banking career, including senior management positions within community banking and major multi-national financial services organizations.  In January 2011, Lawrence P. Ward, CEO announced he would retire from the Company at the end of 2011 and continue as a member of the Company’s Board of Directors. Mr. Ward led the Company’s very successful growth from $54 million in 1993 to near $1 billion in 2010. The Company has planned for an orderly transition and will be searching for Mr. Ward’s replacement both internally and externally.

Recent Developments

Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a joint Consent Order to the Bank that required, among other things, the Bank to increase its capital ratios, reduce its classified asset levels and increase Board oversight of Management. The Board and Management have aggressively responded to the Order, and as of December 31, 2010 believe the Bank is well on its way to resolving all the provisions outlined therein.  Additionally, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010.  The Company believes that as of December 31, 2010 it is in full compliance with the terms of the Written Agreement.

For additional information concerning the Consent Order and the Written Agreement, please see “Supervision and Regulation – Regulatory Order and Written Agreement” and Note 22. Regulatory Order and Written Agreement, of the consolidated financial statements, filed on this Form 10-K.  For the full text of the Order and Written Agreement, please also refer to Company’s current reports on Form 8-K, which were filed with the Securities and Exchange Commission on March 10, 2010 and March 8, 2010, respectively.

Private Placement

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”), raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, which then closed during the second quarter of 2010.  Total gross proceeds raised in the private placement were $60.0 million and total costs associated with the capital raising efforts were $4.0 million, which represent a reduction of the addition to equity from the private placement.

In June 2010, the Company received shareholder approval to convert all outstanding shares of Series B Preferred Stock to common stock and as a result the Company issued 17,279,995 shares of common stock in June 2010.  For additional information regarding the Company’s March 2010 private placement, please see Note 21. Preferred Stock, of the consolidated financial statements, filed on this Form 10-K.

Results of Operations

The Company reported net losses of $17.6 million and $7.0 million for the years ended December 31, 2010 and 2009, respectively.  For the year ended December 31, 2008 the Company reported net income of $1.6 million.  Fully diluted net losses per common share were $1.30 and $1.04 for the years ended December 31, 2010 and 2009, respectively.  The Company reported fully diluted net income per common share of $0.21 for the year ended December 31, 2008. As previously discussed, earnings were negatively impacted on a year over year basis due in large part to the substantial increase in provisions for loan losses required because of continued weakness in the loan portfolio.  Additionally, the valuation allowance expense for deferred tax assets, write-downs on the values of foreclosed assets, higher compensation cost associated with the expansion of the management team and special assets department and weaker new loan demand all contributed to a year over year decline in operating results.

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of non-interest-bearing liabilities, non-accruing loans, and changes in market interest rates.

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2010, 2009 and 2008.  The average balance of non-accruing loans has been included in loan totals:

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2010			December 31, 2009			December 31, 2008
		Yield/	Income/		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets
Investments with other banks	$119	1.68%	$2	$119	2.52%	$3	$214	3.74%	$8
Interest bearing due from	38,630	0.23%	90	16,950	0.29%	49	-	0.00%	-
Federal funds sold	4,414	0.11%	5	14,555	0.14%	21	6,583	2.13%	140
Investment securities taxable	156,911	3.46%	5,422	67,197	4.55%	3,060	42,080	5.28%	2,223
Investment securities non taxable	26,664	4.30%	1,146	20,589	4.35%	896	17,079	4.34%	741
Loans (1) (2)	709,253	6.22%	44,129	709,919	6.41%	45,530	656,105	7.17%	47,038
Total interest earning assets	935,991	5.43%	50,794	829,329	5.98%	49,559	722,061	6.95%	50,150

Allowance for loan losses	(20,698)			(12,342)			(7,845)
Other assets	79,930			70,641			65,359

Total assets	$995,223			$887,628			$779,575

Interest Bearing Liabilities
Interest bearing demand	$70,935	0.50%	$352	$66,652	0.82%	$548	$74,170	0.60%	$447
Savings	27,739	0.26%	73	24,665	0.24%	60	25,678	0.81%	208
Money market	281,754	1.00%	2,813	222,343	1.44%	3,207	193,215	1.93%	3,720
Time deposits	232,450	1.81%	4,210	220,120	2.30%	5,069	159,496	3.34%	5,328
Total interest bearing deposits	612,878	1.22%	7,448	533,780	1.66%	8,884	452,559	2.14%	9,703
Federal funds purchased	-	0.00%	-	188	1.06%	2	3,406	2.55%	87
Securities sold under agreement to repurchase	-	0.00%	-	650	0.15%	1	2,283	2.01%	46
Federal Home Loan Bank borrowing	62,041	0.54%	332	76,953	0.76%	588	76,881	2.51%	1,933
Federal Reserve Bank borrowing	-	0.00%	-	14	0.49%	-	-	0.00%	-
Junior subordinated debentures	10,479	2.34%	245	13,403	4.28%	574	13,403	5.93%	795
Other secured borrowing	445	4.94%	22	-	0.00%	-	-	5.93%	-
Total borrowed funds	72,965	0.82%	599	91,208	1.28%	1,165	95,973	2.98%	2,861
Total interest bearing liabilities	685,843	1.17%	8,047	624,988	1.61%	10,049	548,532	2.29%	12,564
Non interest bearing demand	178,096			167,226			151,529
Total funding	863,939	0.93%		792,214	1.27%		700,061	1.79%
Other liabilities	9,419			8,465			7,766
Total liabilities	873,358			800,679			707,827

Stockholders’ Equity
Total stockholders’ equity	121,865			86,949			71,748

Total liabilities and stockholders’ equity	$995,223			$887,628			$779,575

Net interest income			$42,747			$39,510			$37,586
Net interest margin (3)		4.57%			4.76%			5.21%

(1) Non-accruing loans have been included in total loans.

(2) Loan fees of $656; $918; $1,297 for the years ending December 31, 2010, 2009, and 2008 respectively have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

The table below sets forth changes from 2009 to 2010 for average interest-earning assets and their respective average yields:

	For The Year Ended,				For The Year Ended,
	December 31,		Variance		December 31,
(dollar amounts in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Investments with other banks	$119	$119	$-	0.00%	1.68%	2.52%	-0.84%
Interest bearing due from	38,630	16,950	21,680	127.91%	0.23%	0.29%	-0.06%
Federal funds sold	4,414	14,555	(10,141)	-69.67%	0.11%	0.14%	-0.03%
Investment securities taxable	156,911	67,197	89,714	133.51%	3.46%	4.55%	-1.09%
Investment securities non-taxable	26,664	20,589	6,075	29.51%	4.30%	4.35%	-0.05%
Loans (1) (2)	709,253	709,919	(666)	-0.09%	6.22%	6.41%	-0.19%

Total interest earning assets	$935,991	$829,329	$106,662	12.86%	5.43%	5.98%	-0.55%

(1) Non-accruing loans have been included in loan totals.

(2) Loan fees of $656 and $918 have been included in the interest income computation for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, average interest earning assets were approximately $106.7 million higher than that reported for the year ended December 31, 2009.  Higher average balances of investment securities stemming from the $56.0 million in net proceeds the Company received from its March 2010 private placement, coupled with an increase in average core deposit balances led to the year over year increase in average interest-earning assets.  Although the increase in investment balances ultimately contributed to a year over year increase in interest income, the lower yields earned on these investments, due in large part to the current lower interest rate environment, contributed to a decline in earning asset yields in 2010.

Anemic loan demand through 2010, made it difficult for the Company to originate and fund new, high quality credits.  This, along with normal portfolio attrition and pay-downs on loans outpaced new loan originations, leading to loan portfolio contraction for most of 2010, a decline in interest and fees earned on loans and ultimately a decrease in the overall yield on the loan portfolio.  Additionally, the Company transferred $54.4 million in loans to non-accrual status during 2010, which resulted in interest reversals of $0.6 million, contributing to the year over year decline in interest and fees earned on loans.  Furthermore, average impaired loan balances in 2010 were approximately $11.4 million higher than that reported for 2009, which placed additional pressure on loan portfolio yields in 2010.  Total forgone interest on impaired loans (including interest reversed when a loan is initially placed on non-accrual and all interest income lost prospectively) totaled approximately $3.0 million for 2010, impacting the yield on earning assets by approximately 32 basis points.  For 2009 forgone interest totaled $1.3 million and impacted the yield on earning assets by 16 basis points.  A lower overall yield on the loan portfolio, coupled with an increase in lower yielding investment securities resulted in lower earning asset yields which lead to a year over year decline in the net interest margin.

The table below sets forth changes from 2009 to 2010 for average interest-bearing liabilities and the respective average rates paid:

	For The Year Ended,				For The Year Ended,
	December 31,		Variance		December 31,
(dollar amounts in thousands)	2010	2009	dollar	percentage	2010	2009	Variance
Interest bearing demand	$70,935	$66,652	$4,283	6.43%	0.50%	0.82%	-0.32%
Savings	27,739	24,665	3,074	12.46%	0.26%	0.24%	0.02%
Money market	281,754	222,343	59,411	26.72%	1.00%	1.44%	-0.44%
Time deposits	232,450	220,120	12,330	5.60%	1.81%	2.30%	-0.49%
Federal funds purchased	-	188	(188)	-100.00%	0.00%	1.06%	-1.06%
Securities sold under repurchase agreements	-	650	(650)	-100.00%	0.00%	0.15%	-0.15%
Federal Home Loan Bank borrowing	62,041	76,953	(14,912)	-19.38%	0.54%	0.76%	-0.22%
Federal Reserve Bank borrowing	-	14	(14)	-100.00%	0.00%	0.49%	-0.49%
Junior subordinated debentures	10,479	13,403	(2,924)	-21.82%	2.34%	4.28%	-1.94%
Other secured borrowing	445	-	445	N/M	4.94%	0.00%	4.94%

Total interest bearing liabilities	$685,843	$624,988	$60,855	9.74%	1.17%	1.61%	-0.44%

Average interest bearing liabilities increased $60.9 million in 2010 from the $685.8 million reported at December 31, 2009.  The year over year increase can be attributed to higher average balances of core interest bearing deposits, including increases in money market and time deposit accounts, which resulted from promotional activities and added focus on attracting and retaining core relationships.  The yield on interest-bearing liabilities was 1.17% for the year ended December 31, 2010, representing a decline of 44 basis points.  In an effort to augment the decline in earning asset yields and reduce pressure on the net interest margin, the Company lowered offering rates significantly during the latter half of 2010.  As a result, the Company significantly reduced the cost of money market and time deposits during 2010.  Additionally, the Company restructured and paid down higher cost FHLB borrowings during 2010, contributing to the decline in the cost of interest bearing liabilities.  Further, in June 2010 the Company eliminated $5.2 million in junior subordinated debentures from the balance sheet, associated with the repurchase of trust preferred securities issued by Heritage Oaks Capital Trust III.  These borrowings previously accrued interest at a rate of 6.89% per annum.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon.  This exercise is valuable in identifying risk exposures.  The results for the Company’s December 31, 2010 balances indicate that the net interest income at risk over a one year time horizon from a 1.0% and 2.0% upward and downward rate movement are within the Company’s policy guidelines for such changes.  See Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of such change attributable to changes in average balances (volume) or changes in interest rates for the three years ended December 31, 2010, 2009 and 2008:

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2010			December 31, 2009			December 31, 2008
(dollar amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Investments with other banks	$-	$(1)	$(1)	$(3)	$(2)	$(5)	$(7)	$7	$-
Interest bearing due from	51	(10)	41	49	-	49	-	-	-
Federal funds sold	(18)	2	(16)	81	(200)	(119)	8,811	(9,456)	(645)
Investment securities taxable	3,251	(889)	2,362	1,178	(341)	837	881	96	977
Investment securities non-taxable (2)	396	(17)	379	232	3	235	36	11	47
Taxable equivalent adjustment (2)	(135)	6	(129)	(79)	(1)	(80)	(12)	(4)	(16)
Loans (1)	(43)	(1,358)	(1,401)	3,680	(5,188)	(1,508)	12,099	(7,486)	4,613

Net increase / (decrease)	3,502	(2,267)	1,235	5,138	(5,729)	(591)	21,808	(16,832)	4,976
Interest expense:
Savings, NOW, money market	711	(1,288)	(577)	292	(852)	(560)	1,627	(2,163)	(536)
Time deposits	270	(1,129)	(859)	1,679	(1,938)	(259)	618	(2,250)	(1,632)
Other borrowings	(102)	(133)	(235)	(38)	(1,352)	(1,390)	1,490	(1,407)	83
Federal funds purchased	(1)	(1)	(2)	(52)	(33)	(85)	72	(48)	24
Long term borrowings	(143)	(186)	(329)	-	(221)	(221)	82	(208)	(126)

Net increase / (decrease)	735	(2,737)	(2,002)	1,881	(4,396)	(2,515)	3,889	(6,076)	(2,187)

Total net increase / (decrease)	$2,767	$470	$3,237	$3,257	$(1,333)	$1,924	$17,919	$(10,756)	$7,163

(1) Loan fees of $656, $918 and $1,297 for 2010, 2009, and 2008, respectively have been included in the interest income computation.

(2) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below sets forth changes for 2010, 2009 and 2008 in non-interest income exclusive of gains on the sale of securities, SBA loans and premises as well as OTTI charges:

	For The Years Ended			Variances
	December 31,			2010		2009
(dollar amounts in thousands)	2010	2009	2008	dollar	percentage	dollar	percentage
Fees and service charges	$2,428	$2,965	$3,284	$(537)	-18.1%	$(319)	-9.7%
Mortgage origination fees	2,020	1,253	568	767	61.2%	685	120.6%
Debit/credit card transaction fee income	1,249	976	895	273	28.0%	81	9.1%
Earnings on bank owned life insurance	585	504	474	81	16.1%	30	6.3%
Bancard merchant fee income	198	180	231	18	10.0%	(51)	-22.1%
Other	435	426	717	9	2.1%	(291)	-40.6%

Total	$6,915	$6,304	$6,169	$611	9.7%	$135	2.2%

For the year ended December 31, 2009, non-interest income, exclusive of realized gains and losses, increased $611 thousand or 9.7% when compared to the same period ended a year earlier.

Several factors contributed to the year over year variance in non-interest income.  As evidenced in the table above, debit/credit card transaction and interchange fee income increased $273 thousand or 28.0% in 2010.  The Company attributes this growth to the greater focus consumers have placed on cashless transactions as well as additional core deposit relationships the Bank obtained during 2010.  Earnings on bank owned life insurance increased $81 thousand or 16.1% in 2010, and is attributable to additional policies the Bank purchased for certain executive officers, resulting from the expansion of the management team.  Service charge fee income declined $537 thousand or 18.1% in 2010. Management believes the decline within this category can be attributed to better cash management practices by business customers in an effort to control costs in the current economic environment.

The majority of the year over year increase in non-interest income can be attributed to a $767 thousand or 61.2% increase in mortgage origination fee income.  A continuation of the favorable interest rate environment during 2010 contributed to a significant increase in re-financing activity.  This in conjunction with further expansion of the mortgage origination team led to increased volume in 2010 and consequently higher fee income.

For 2010 total non-interest income was approximately $9.5 million, which represents an increase of $3.3 million or 53.2% over that reported for 2009.  Contributing to the significant increase in addition to the items listed above, was a $1.7 million gain the Company realized upon the extinguishment of $5.2 million in junior subordinated debentures.  See also Note 9. Borrowings, of the consolidated financial statements, filed on this Form 10-K for additional discussion concerning the extinguishment of these borrowings.  Further contributing to the year over year increase in total non-interest income was a $304 thousand decline in losses on the sale of OREO, as well as an increase of $450 thousand on the sale of investment securities.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2010, 2009, and 2008:

	For The Years Ended			Variances
	December 31,			2010		2009
(dollar amounts in thousands)	2010	2009	2008	dollar	percentage	dollar	percentage
Salaries and employee benefits	$18,042	$15,502	$15,561	$2,540	16.4%	$(59)	-0.4%
Occupancy and equipment	5,458	4,917	4,542	541	11.0%	375	8.3%
Promotional	690	644	823	46	7.1%	(179)	-21.7%
Data processing	2,676	2,743	2,704	(67)	-2.4%	39	1.4%
Loan administration costs	1,251	1,289	258	(38)	-2.9%	1,031	399.6%
Write-downs of foreclosed assets	3,686	1,514	-	2,172	143.5%	1,514	100.0%
FDIC and other regulatory fees	2,657	1,984	475	673	33.9%	1,509	317.7%
Audit and tax advisory costs	571	625	464	(54)	-8.6%	161	34.7%
Director fees	551	355	318	196	55.2%	37	11.6%
Outside services	1,712	1,801	922	(89)	-4.9%	879	95.3%
Telephone / communications costs	369	275	324	94	34.2%	(49)	-15.1%
Amortization of intangible assets	514	1,049	861	(535)	-51.0%	188	21.8%
Stationery and supplies	460	431	428	29	6.7%	3	0.7%
Provision for unfunded loan commitments	80	-	-	80	100.0%	-	0.0%
Other	1,315	1,387	1,754	(72)	-5.2%	(367)	-20.9%

Total	$40,032	$34,516	$29,434	$5,516	16.0%	$5,082	17.3%

Salaries and Employee Benefits

Salaries and employee benefits are the largest component of the Company’s non-interest expenses, and totaled $18.0 million for the year ended December 31, 2010. Expenses within this category increased $2.5 million in 2010.  The year over year increase can be attributed to further expansion of the Company’s management team and Special Assets department.  Additionally, during 2010 the Company incurred a one-time charge of $0.4 million to update accrued compensation balances, contributing further to the year over year increase.

For the years ended December 31, 2010, 2009 and 2008 the total number of full time equivalent employees were 281, 265 and 223, respectively.

Occupancy and Equipment

Expenses within this category increased $541 thousand during 2010 from that reported for 2009.  The year over year increase within this category can be attributed to: an increase in depreciation expense associated with various leasehold improvements and equipment purchases, higher property tax costs, increased licensing costs associated with various process improvement initiatives throughout the organization, and a decline in sublease rental income resulting from the relocation on one branch office during late 2009.

FDIC and Other Regulatory Fees

For the year ended December 31, 2010, regulatory assessment costs increased $0.7 million over that reported for 2009.  As the FDIC has moved to replenish the Deposit Insurance Fund, insurance premiums have risen.  The Bank’s deposit insurance assessment rates have also increased during 2010 in part because of the regulatory Order.  The Bank currently expects premiums for 2011 to remain elevated. The significant increase from 2008 to 2009 can be attributed to $1.0 million in one-time charges associated with a special assessment imposed on all insured institutions by the FDIC and an update of the Bank’s FDIC assessment accrual during the third quarter of 2009.

Core Deposit Intangible (“CDI”) Amortization

Amortizations for the Hacienda acquisition in October 2003 and the Business First National Bank acquisition in October 2007 are scheduled pursuant to analysis prepared by a third party at the time of acquisition to determine the fair value of deposits acquired in accordance with U.S. GAAP.  Accordingly, expense incurred for CDI amortization for the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $1.0 million and $0.9 million, respectively.

Director Fees

Increases within this category can be attributed to increased oversight by the Bank and Company’s board pursuant to the terms of the Consent Order the Bank stipulated to in March of 2010 and to an increase of the total number of Board Members.

Loan Administration Costs

For the year ended December 31, 2010 expenses within this category increased $2.2 million over that reported for 2009.  The primary factor behind the year over year increase can be attributed to an increase in write-downs on foreclosed assets resulting from updated appraisal information for certain commercial and construction/land properties.  Write-downs on foreclosed assets totaled $3.7 million during 2010.  The significant increase in loan department costs from 2008 to 2009 can be attributed to the write-down of one foreclosed property by $1.3 million as well as additional costs incurred with the management of problem assets.

Provision for Income Taxes

The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include, but are not limited to, tax-exempt interest income and earnings on bank-owned life insurance.  For the years ended December 31, 2010 and 2009 the Company recorded an income tax benefit of $1.8 million and $5.8 million, respectively.  For the year ended December 31, 2008 the Company recorded provisions for income taxes of $0.5 million.  The Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 was -9.1%, -45.2% and 23.2%, respectively.  During 2010 the Company established a valuation allowance for a portion of its deferred tax assets in the amount of $7.1 million.  The establishment of this valuation allowance resulted in a reduction in the income tax benefit the Company recorded in 2010, leading to a year over year increase in the effective tax rate.  The effective tax rates for the years ended December 31, 2009 and 2008 were impacted significantly by the substantial provisions the Bank made to the allowance for loan losses during those years, significantly reducing pre-tax income.  As a result, income from permanent items such as interest on municipal securities and earnings on holdings of bank owned life insurance had a greater impact on the income tax provision than in prior periods.  See also Note 10. Income Taxes, of the consolidated financial statements, filed on this Form 10-K for a more detailed discussion concerning the valuation allowance the Company established for a portion of its deferred tax assets.

Provision for Loan Losses

An allowance for loan losses was established to provide for those loans that may not be repaid in their entirety for a variety of reasons.  The allowance is maintained at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries.  The provision for loan losses is based upon Management’s analysis of the adequacy of the allowance for loan losses as of the date of the balance sheet, which includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

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

The Company’s provision for loan losses was $31.5 million, $24.1 million and $12.2 million for the years ended December 31, 2010, 2009 and 2008.  Provisions for loan losses in 2010 were $7.5 million higher than that reported for 2009, which is reflective of additional credit losses the Company incurred during 2010 as well as continued weakness in economic conditions.

Looking forward into 2011, Management anticipates continued weakness in economic conditions on national, state and local levels yet slightly improved in comparison to 2010.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Bank has extended credit and as a result the Bank may be required to make further additional provisions to the allowance for loan losses during 2011.  That said, Management has and will continue to take a proactive stance with respect to managing credit quality and minimizing the overall negative effects of problem credit.

Financial Condition

During 2010 the Company focused heavily on the identification and resolution of problem assets in an effort to position the Company for improved asset quality and growth in future periods.  The focus placed on improving asset quality in conjunction with a decline in new loan demand, led to a $51.4 million decrease in gross loan balances during 2010.  The Company also placed $54.4 million of loan balances on non-accrual, transferred $13.1 million to foreclosed collateral, and charged-off $23.9 million in loan balances during 2010.  This contributed to an increase in the allowance for loan losses of $10.6 million, bringing the balance of the allowance to $24.9 million, representing 3.68% of total gross loans at December 31, 2010.

Deposits increased $22.7 million to $798.2 million during 2010.  The majority of the growth can be attributed to an increase in core deposit balances, resulting from promotional efforts and initiatives focused on gathering and retaining core relationships.  The increase in low cost, core deposits allowed the Company to pay-down $26.5 million in higher cost FHLB borrowing.

Shareholders’ equity increased $37.5 million to $121.3 million during 2010.  The increase resulted from the successful completion of a private placement in 2010 in which the Company raised $60.0 million in total gross proceeds.  This additional capital significantly strengthened the Company’s balance sheet, allowing Management to continue to focus on improving asset quality and further building the core franchise.

Pay-downs in the loan portfolio, coupled with the proceeds the Company received from its March 2010 Private Placement, led to an increase in the balance of the investments portfolio.  Investment securities increased $103.8 million to $225.0 million during 2010.  In the absence of significant new loan demand, the Company made selective investments primarily in agency-backed mortgage securities and municipal bonds.  These investments helped to mitigate net interest margin compression by actively managing the level of lower yielding, excess, overnight liquidity.

Loans

The table below sets forth the composition of the loan portfolio as of December 31, 2010, 2009, 2008, 2007 and 2006:

	2010		2009		2008		2007		2006
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Secured
Multi-family residential	$17,637	2.6%	$20,631	2.8%	$16,206	2.4%	$12,779	2.1%	$9,563	2.1%
Residential 1 to 4 family	21,804	3.2%	25,483	3.5%	23,910	3.5%	24,326	4.0%	5,267	1.2%
Home equity line of credit	30,801	4.5%	29,780	4.1%	26,409	3.9%	17,470	2.8%	10,792	2.4%
Commercial	348,583	51.6%	337,940	46.5%	285,631	41.8%	274,266	44.7%	204,470	46.0%
Farmland	15,136	2.2%	13,079	1.8%	10,723	1.6%	11,557	1.9%	18,101	4.1%
Commercial
Commercial and industrial	145,811	21.6%	157,270	21.6%	157,674	23.1%	134,178	21.8%	72,550	16.3%
Agriculture	15,168	2.2%	17,698	2.4%	13,744	2.0%	11,367	1.9%	12,117	2.7%
Other	153	0.0%	238	0.0%	620	0.1%	535	0.1%	309	0.1%
Construction
Single family residential	11,525	1.7%	15,538	2.1%	11,414	1.7%	10,239	1.6%	7,785	1.7%
Single family residential - Spec.	2,391	0.4%	3,400	0.5%	15,395	2.3%	18,718	3.1%	10,805	2.4%
Tract	-	0.0%	2,215	0.3%	2,431	0.4%	1,664	0.3%	179	0.0%
Multi-family	2,218	0.3%	2,300	0.3%	5,808	0.9%	9,054	1.5%	5,343	1.2%
Hospitality	-	0.0%	14,306	2.0%	18,630	2.7%	16,784	2.7%	4,723	1.1%
Commercial	27,785	4.1%	27,128	3.7%	21,484	3.2%	30,677	5.0%	52,766	11.9%
Land	30,685	4.5%	52,793	7.2%	61,681	9.1%	31,064	5.1%	24,111	5.4%
Installment loans to individuals	7,392	1.1%	8,327	1.1%	7,851	1.2%	7,977	1.3%	5,598	1.3%
All other loans (including overdrafts)	214	0.0%	553	0.1%	536	0.1%	562	0.1%	504	0.1%

Total loans, gross	$677,303	100.0%	$728,679	100.0%	$680,147	100.0%	$613,217	100.0%	$444,983	100.0%
Deferred loan fees	1,613		1,825		1,701		1,732		1,625
Reserve for loan losses	24,940		14,372		10,412		6,143		4,081

Total loans, net	$650,750		$712,482		$668,034		$605,342		$439,277

Loans held for sale	$11,008		$9,487		$7,939		$902		$1,764

Real Estate Secured

At December 31, 2010, real estate secured balances were $434.0 million or $7.0 million higher than that reported at December 31, 2009.  The year over year increase can be attributed to increases in commercial real estate balances which stemmed from the completion of several large hospitality and commercial construction projects and their subsequent reclassification to the commercial real estate category.  Absent these significant transfers which totaled $23.9 million, commercial real estate balances declined $13.4 million during 2010, which was due to weakened loan demand in conjunction with pay-downs, and pay-offs.  Contributing further to the year over year decline in commercial real estate balances, exclusive of the reclassifications mentioned, was the resolution of several large problem credits in the form of pay-downs, transfers to foreclosed collateral and one significant charge-off, all totaling $8.5 million. Partially offsetting the decline in commercial real estate balances was the funding of several new loans during 2010 totaling $13.3 million.  The Company has remained very selective with respect to new loan originations given the current economic environment.  However, we remain committed to providing credit to our core relationships that continue to demonstrate financial strength despite current economic conditions.

At December 31, 2010, real estate secured balances as well as related unfunded commitments represented 413% of the Bank’s total risk-based capital which is down significantly from the 556% reported at December 31, 2009.  The year over year decline can be attributed to the additional capital the Company raised during 2010.

At December 31, 2010, $162.1 million or 37.3% of real estate secured balances were owner occupied.  This compares to $174.6 million or 40.9% of total real estate secured balances reported at December 31, 2009.

In September 2004, the Company issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The project is 100% complete and near full occupancy. The letter of credit was renewed in September 2010 and will expire in September 2011.

The following provides a break-down of the Bank’s real estate secured portfolio as of December 31, 2010:

	December 31, 2010				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Real Estate Secured
Retail	$38,520	$2,124	$40,644	8.9%	36.5%	55	$5,000
Professional	73,706	160	73,866	16.1%	66.4%	94	10,000
Hospitality	97,178	480	97,658	21.3%	87.8%	48	10,692
Multi-family	17,637	-	17,637	3.8%	15.9%	21	3,128
Home equity lines of credit	30,801	20,251	51,052	11.1%	45.9%	324	1,680
Residential 1 to 4 family	21,804	647	22,451	4.9%	20.2%	68	2,400
Farmland	15,136	381	15,517	3.4%	13.9%	23	2,693
Healthcare / medical	16,916	-	16,916	3.7%	15.2%	31	2,155
Restaurants / hospitality	6,960	-	6,960	1.5%	6.3%	13	2,541
Commercial	101,166	500	101,666	22.2%	91.4%	127	5,000
Other	14,137	172	14,309	3.1%	12.9%	25	2,100

Total real estate secured	$433,961	$24,715	$458,676	100.0%	412.4%	829	$47,389

Commercial

Commercial loans, primarily consisting of commercial and industrial (“C&I”) and agricultural loans, totaled $161.1 million at December 31, 2010.  This represents a decline of $14.1 million from that reported at December 31, 2009.  The year over year decline in commercial balances can be attributed to declines in C&I balances stemming in large part from pay-downs and pay-offs as well as the charge-off of problem credits within this segment of the loan portfolio.  Significant pay-downs and pay-offs on C&I credits totaled $9.3 million during 2010, while charge-offs totaled $12.2 million.  Of these charge-offs $3.6 million can be attributed to the full charge-off of one credit due to the current on-going litigation surrounding the borrower and uncertainty regarding full repayment.

At December 31, 2010, C&I balances and related unfunded commitments represented 195% of the Bank’s total risk-based capital compared to the 289% reported at December 31, 2009.  The year over year decline can be attributed to the additional capital the Company raised during 2010.  The Company’s credit exposure within the C&I segment remains diverse with respect to the industries that credit has been extended to.

At December 31, 2010 agriculture balances totaled $15.2 million, down $2.5 million compared to that reported at December 31, 2009.  The year to date decline can be attributed in large part to the work-through of one problem loan during the second quarter of 2010.  The Company received $1.9 million from the sale of collateral related to this particular loan and subsequently charged-off the remaining balance of $0.9 million.  At December 31, 2010 agriculture balances represented 13.6% of the Bank’s total risk-based capital.  This compares to 21.7% of the Bank’s total risk-based capital as of December 31, 2009.

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of December 31, 2010:

	December 31, 2010				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Commercial and Industrial
Agriculture	$2,660	$4,101	$6,761	3.1%	6.1%	42	$2,000
Oil gas and utilities	2,160	1,241	3,401	1.6%	3.1%	11	1,161
Construction	21,595	20,029	41,624	19.2%	37.4%	171	5,438
Manufacturing	8,638	10,630	19,268	8.9%	17.3%	90	1,675
Wholesale and retail	12,822	4,755	17,577	8.1%	15.8%	124	1,148
Transportation and warehousing	2,247	295	2,542	1.2%	2.3%	32	596
Media and information services	7,914	1,624	9,538	4.4%	8.6%	28	4,500
Financial services	7,987	2,717	10,704	4.9%	9.6%	50	1,500
Real estate / rental and leasing	19,163	6,739	25,902	11.9%	23.3%	108	3,500
Professional services	19,211	9,158	28,369	13.1%	25.5%	170	2,925
Healthcare / medical	15,405	7,010	22,415	10.3%	20.2%	117	11,355
Restaurants / hospitality	22,381	2,165	24,546	11.3%	22.1%	120	6,000
All other	3,628	614	4,242	2.0%	3.8%	75	1,550

Commercial and industrial	$145,811	$71,078	$216,889	100.0%	195.1%	1,138	$43,348

Construction

At December 31, 2010, construction balances were $43.9 million, $21.0 million less than that reported at December 31, 2009. The decline in construction balances can be attributed in large part to the re-classification of several large hospitality and commercial construction loans to commercial real estate, following the completion of the underlying projects. Contributing further to the decline within this category was the continuation of problem asset resolution, with charge-offs of $1.3 million, payments received on loans from the liquidation of underlying collateral totaling $4.2 million and transfers to foreclosed collateral totaling $0.9 million.

At December 31, 2010, total construction balances represented 39.5% of the Bank’s total risk-based capital.  This compares to the 79.7% reported at December 31, 2009.  Total construction commitments represented 48.1% of the Bank’s total risk-based capital at December 31, 2010.  This compares to the 103.8% reported at December 31, 2009.  The significant decline in these ratios can be attributed to the additional capital the Company raised during 2010.

Construction loans are typically granted for a one year period and are amortized over a period not more than 30 years with 10 to 15 year maturities.

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

As of December 31, 2010 there were a total of six loans with interest reserves.  The aggregate interest reserve balance associated with these loans was $0.4 million as of December 31, 2010, compared to the $1.1 million reported at December 31, 2009.  The differences in underwriting practices for loans with interest reserves versus those without interest reserves are nominal.  Construction and development loans are underwritten by examining the various financial and environmental factors specific to the project in need of financing.  The viability of the project is then assessed against the financial strength of the sponsor/guarantor and their historical track record of performance.  This process is essentially the same whether the proposed loan will include an interest reserve or not.

At December 31, 2010 the outstanding balance of loans with an interest reserve totaled $18.1 million, compared to the $29.3 million reported at December 31, 2009. As of December 31, 2010 two loans totaling $1.5 million were non-accruing.

The following provides a break-down of the Bank’s construction portfolio as of December 31, 2010:

	December 31, 2010				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Construction
Single family residential	$11,525	$4,298	$15,823	29.5%	14.2%	18	$3,325
Single family residential - Spec.	2,391	109	2,500	4.7%	2.2%	2	1,750
Multi-family	2,218	-	2,218	4.1%	2.0%	2	1,751
Commercial	27,785	5,243	33,028	61.7%	29.7%	11	7,600

Total construction	$43,919	$9,650	$53,569	100.0%	48.1%	33	$14,426

Land

At December 31, 2010, land balances totaled $30.7 million, representing a decline of $22.1 million from that reported at December 31, 2009.  The decline can be attributed to several factors including charge-offs of $3.1 million, transfers to foreclosed collateral of $4.7 million and payments received from the sale of collateral of problem loans of $5.9 million.  Additionally, the largest note within this segment was bifurcated into two separate notes in the absence of meaningful demand for tract construction which was the underlying purpose of the loan.  The re-financing of this note resulted in a new $5.4 million credit within the C&I segment and a corresponding pay-down within the tract land category.  C&I financing was made available for a rock quarry operation that developed on the site of the project in the absence of demand for tract construction.  Recent appraisals of the underlying collateral indicate the loans are well secured and the borrower continues to perform under the terms of the respective notes.

At December 31, 2010 total land loan balances represented 27.6% of the Bank’s total risk-based capital compared to the 64.8% reported at December 31, 2009.  Total land commitments represented 28.9% of the Bank’s total-risked based capital at December 31, 2010 compared to the 65.8% reported at December 31, 2009.   The significant decline in these ratios can be attributed to the additional capital the Company raised in 2010 and very limited new loan originations.

The following provides a break-down of the Bank’s land portfolio as of December 31, 2010:

	December 31, 2010				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Land
Single family residential	$6,068	$233	$6,301	19.6%	5.7%	29	$1,000
Single family residential - Spec.	708	-	708	2.2%	0.6%	5	271
Tract	14,199	-	14,199	44.2%	12.8%	9	7,521
Commercial	8,792	1,185	9,977	31.1%	9.0%	15	1,500
Hospitality	918	-	918	2.9%	0.8%	2	644

Total land	$30,685	$1,418	$32,103	100.0%	28.9%	60	$10,936

Installment

At December 31, 2010, installment loans totaled $7.4 million, a decline of $0.9 million from that reported at December 31, 2009.  Loans within this category include loans to individual borrowers including automobile purchases, personal loans, and credit card purchases as well as loans for other consumer goods.  The Bank typically grants such loans to borrowers within the Bank’s primary market area.

Loans Held for Sale

At December 31, 2010 loans held for sale totaled $11.0 million which represents an increase of $1.5 million from that reported at December 31, 2009.  The year over year increase can be attributed in part to the strong demand the Company has seen for mortgage re-financing, given the lower interest rate environment during 2010.

Foreign Loans

At December 31, 2010, there were no foreign loans outstanding.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio as well as information about fixed and variable rate loans at December 31, 2010.  Loans currently at their floor were classified as fixed in the table below:

			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
(dollar amounts in thousands)	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$776	$1,381	$4,743	$2,181	$6,289	$2,267	$17,637
Residential 1 to 4 family	4,680	5,337	3,909	2,314	3,057	2,507	21,804
Home equity line of credit	18,219	-	-	200	784	11,598	30,801
Commercial	35,026	25,688	57,070	35,236	192,587	2,976	348,583
Farmland	4,075	261	5,825	42	4,933	-	15,136
Commercial
Commercial and industrial	37,906	38,578	26,301	30,237	12,494	295	145,811
Agriculture	6,052	4,285	1,240	427	3,164	-	15,168
Other	15	1	36	101	-	-	153
Construction
Single family residential	5,798	5,727	-	-	-	-	11,525
Single family residential - Spec.	1,250	1,141	-	-	-	-	2,391
Tract	-	-	-	-	-	-	-
Multi-family	479	-	1,739	-	-	-	2,218
Hospitality	-	-	-	-	-	-	-
Commercial	3,366	13,468	6,601	-	4,350	-	27,785
Land	9,342	12,113	7,650	1,539	41	-	30,685
Installment loans to individuals	1,322	615	1,646	1,488	1,340	981	7,392
All other loans (including overdrafts)	214	-	-	-	-	-	214

Total loans, gross	$128,520	$108,595	$116,760	$73,765	$229,039	$20,624	$677,303

Variable rate loans	69,118	21,908	26,710	19,393	1,778	-	138,907
Fixed rate loans	59,402	86,687	90,050	54,372	227,261	20,624	538,396

Total loans, gross	$128,520	$108,595	$116,760	$73,765	$229,039	$20,624	$677,303

Summary of Market Condition

The current recessive economic conditions resulted in a decline in loan demand which largely contributed to contraction in the loan portfolio during 2010.  Economic pressures have also resulted in an overall decline in business activity which has impacted some borrowers to whom the Company has extended credit. The Company realizes that a continued decline in the national, state and local economies may further impact such borrowers, as well as the values of real estate within our market footprint used to secure certain loans.  As such, Management continues to closely monitor the credits within the Company’s commercial and commercial real estate segments of the loan portfolio for additional signs of deterioration.  The Bank employs stringent lending standards and remains very selective with regard to loan originations including commercial real estate, real estate construction, land and commercial loans that it chooses to originate in an effort to effectively manage risk in this difficult credit environment.  The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

Credit Quality

The Company’s primary business is the extension of credit to individuals and businesses and safekeeping of customers’ deposits.  The Company’s policies concerning the extension of credit require risk analyses including an extensive evaluation of the purpose for the loan request and the borrower’s ability and willingness to repay the Bank as agreed.  The Company also considers other factors when evaluating whether or not to extend new credit to a potential borrower.  These factors include the current level of diversification in the loan portfolio and the impact that funding a new loan will have on that diversification, legal lending limit constraints, current concentrations of credit and any regulatory limitations concerning the extension of certain types of credit.

The credit quality of the loan portfolio is impacted by numerous factors including the economic environment in the markets the Company operates in which can have a direct impact on the value of real estate securing collateral dependent loans. Weak economic conditions have also impacted certain borrowers the Company has extended credit to, making it difficult for those borrowers to continue to make timely repayment on their loans.  An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in real estate collateral values may result in increases in provisions for loan losses that have an adverse impact on the Company’s operating results.

See also Note 3. Loans, of the consolidated financial statements, filed on this Form 10-K, for a more detailed discussion concerning credit quality, including the Company’s related policy.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable losses as of the balance sheet date.  The allowance is comprised of three components: specific credit allocation, general portfolio allocation and subjectively determined allocation.  The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances.  Please see Note 5. Allowance for Loan Losses, of the consolidated financial statements, filed on this Form 10-K for a detailed discussion concerning the Company’s methodology for determining an adequate allowance.  Please also see Note 1. Summary of Significant Accounting Policies and Note 4. Allowance for Loan Losses of the consolidated financial statements for additional discussion concerning the allowance for loan losses, loan charge-offs, and credit risk management.

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date.  The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment.  While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Continued weakness in economic conditions and any other factor that may adversely affect credit quality result in higher levels of past due and non-accruing loans, defaults and additional loan charge-offs which may require additional provisions for loan losses in future periods and increased allowance for loan losses.

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio.  However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.  The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio as well as the percentage that each major category comprises as compared to total gross loan balances as of December 31, 2010, 2009, 2008, 2007, and 2006:

	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
(dollars amounts in thousands)	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
Real Estate Secured
Multi-family residential	$118	2.6%	$119	2.8%	$250	2.4%	$129	2.1%	$86	2.1%
Residential 1 to 4 family	447	3.2%	264	3.5%	364	3.5%	246	4.0%	49	1.2%
Home equity line of credit	219	4.5%	179	4.1%	406	3.9%	172	2.8%	98	2.4%
Commercial	10,862	51.6%	6,081	46.5%	4,354	41.8%	2,747	44.7%	1,878	46.0%
Farmland	239	2.2%	208	1.8%	167	1.6%	117	1.9%	167	4.1%
Commercial
Commercial and industrial	9,024	21.6%	4,635	21.6%	2,405	23.1%	1,339	21.8%	665	16.3%
Agriculture	482	2.2%	178	2.4%	208	2.0%	117	1.9%	110	2.7%
Other	1	0.0%	1	0.0%	10	0.1%	6	0.1%	4	0.1%
Construction
Single family residential	632	1.7%	304	2.1%	177	1.7%	98	1.6%	69	1.7%
Single family residential - Spec.	75	0.4%	46	0.5%	239	2.3%	190	3.1%	98	2.4%
Tract	-	0.0%	190	0.3%	42	0.4%	18	0.3%	-	0.0%
Multi-family	349	0.3%	90	0.3%	94	0.9%	92	1.5%	49	1.2%
Hospitality	-	0.0%	107	2.0%	281	2.7%	166	2.7%	45	1.1%
Commercial	297	4.1%	270	3.7%	333	3.2%	307	5.0%	486	11.9%
Land	2,000	4.5%	1,644	7.2%	947	9.1%	313	5.1%	220	5.4%
Installment loans to individuals	166	1.1%	40	1.1%	125	1.2%	80	1.3%	53	1.3%
All other loans (including overdrafts)	29	0.0%	16	0.1%	10	0.1%	6	0.1%	4	0.1%

Total allowance for loan losses	$24,940	100.0%	$14,372	100.0%	$10,412	100.0%	$6,143	100.0%	$4,081	100.0%

Allocation of the Allowance for Loan Losses

The allowance for loan losses increased $10.6 million or 73.5% during 2010.  The increase in the allowance can be attributed to increased charge-offs, continued elevated levels of non-performing and classified loans relative to historical periods and sustained weakness in general economic conditions.  At December 31, 2010 the level of classified loans totaled $75.5 million which was up slightly from the $75.4 million reported at December 31, 2009.  A continuation of the elevated level of classified loans, coupled with an increase in estimated loss factors applied to such balances, contributed significantly to the year over year increase in the allowance for loan losses.  Specifically, the level of classified commercial and industrial, and commercial real estate loans increased $12.8 million to $57.8 million at December 31, 2010.  Given these segments of the loan portfolio accounted for $15.4 million or 73.3% of total net charge-offs in 2010, the Company increased loss factors for these areas of the portfolio.  At December 31, 2010 commercial and industrial, and commercial real estate reserves account for $19.8 million or 79.5% of the total allowance for loan losses.  This compares to the $10.7 million or 74.6% of total reserves allocated to the commercial and industrial and commercial real estate segments at December 31, 2009.  Contributing further to the year over year increase in the allowance for loan losses was increase in the dollar amount of reserves allocated to the construction and land segments.  Although the level of classified construction and land balances declined $11.1 million to $7.9 million at December 31, 2010, the Company significantly increased loss factors for such credits given our past loss experience for such credits has been more severe on a relative basis compared to other segments of the loan portfolio.

As mentioned, sustained weakness in general economic conditions during 2010 also contributed to the year over year increase in the level of the allowance for loan losses.  Weakened economic conditions in the Company’s market area has resulted in increased job losses, contributing to a decline in economic activity and a protracted decline in the value of real estate used as collateral.  These pressures have increased the potential for losses as the ability for certain borrowers’ to service debt has become strained and collateral values remained depressed.  As a result, the Company further increased the allowance for commercial and industrial, commercial real estate, and construction / land loans to reflect the impact that such pressures could have on borrowers within those segments.

The allowance for loan losses represented 3.68% of total gross loans at December 31, 2010 as compared to 1.97% reported at December 31, 2009.  As of December 31, 2010 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

Summary of Credit Losses

For the year ended December 31, 2010 charge-offs totaled $23.9 million, representing an increase of $3.6 million or 18.1% from that reported for 2009.  Losses occurred primarily in the commercial and industrial, commercial real estate, and construction / land segments of the portfolio.  Net charge-offs totaled $21.0 million and increased $0.9 million or 4.3% during 2010 from that reported for 2009.

Approximately 51.4% of losses during 2010 occurred in the commercial and industrial portfolio, of which $4.4 million or 36.3% can be attributed to losses incurred on two large relationships.  Approximately $3.6 million of these charge-offs can be attributed to one loan, where the Company charged-off the entire remaining balance due to the on-going litigation surrounding the borrower and the uncertainty of repayment.  The remaining $0.8 million of these two significant losses is attributable to the full charge-off of the remaining balance of the loan.  However, after working with the borrower, the Company was able to recover $0.5 million of the loss in December 2010.  Management is currently working to fully recover the borrower’s remaining outstanding balance on the loan.  Other losses in the commercial and industrial portfolio are primarily attributable to smaller business lines of credit.  Such losses averaged $0.1 million per loan.

Commercial real estate losses accounted for 18.9% of total losses during 2010.  Of these losses $1.5 million or 33.6% can be attributed to one relationship.  The Company subsequently took possession of the collateral and is actively working to liquidate it.  Other losses within the commercial real estate portfolio averaged $0.2 million per loan and have primarily resulted from weakened economic conditions and declines in property values securing such loans.

Construction and land losses accounted for 17.8% of total losses during 2010.  Approximately $1.3 million or 30.4% of these losses can be attributed to one relationship and is related to a housing development in the Company’s market area.  Other losses within the construction and land portfolio are related to the construction of personal, speculative development, and multi-family residential properties and have resulted from the economic pressures placed on certain borrowers in conjunction with the significant decline witnessed in the values of construction and land properties over the last few years.  Losses in the construction and land portfolio, exclusive of the one significant loss mentioned, averaged $0.1 million per loan.

The following table provides an analysis of the allowance for loan losses for the years ended December 31, 2010, 2009, 2008, 2007 and 2006:

	For The Years Ended December 31,
(dollars amounts in thousands)	2010	2009	2008	2007	2006
Balance, beginning of period	$14,372	$10,412	$6,143	$4,081	$3,881
Balance of Business First National Bank, beginning of period	-	-	-	1,381	-
Charge-offs:
Real Estate Secured
Multi-family residential	-	-	-	-	-
Residential 1 to 4 family	753	558	555	-	-
Home equity line of credit	10	-	-	-	-
Commercial	4,502	339	340	-	-
Farmland	235	-	-	-	-
Commercial
Commercial and industrial	12,249	5,816	3,854	233	508
Agriculture	1,489	2,224	-	-	-
Other	-	-	-	-	-
Construction	1,259	2,218	1,837	16	-
Land	2,985	8,886	1,434	-	-
Installment loans to individuals	371	163	20	-	44
All other loans	-	-	36	-	9

Total charge-offs	23,853	20,204	8,076	249	561
Recoveries:
Real Estate Secured
Multi-family residential	-	-	-	-	-
Resiential 1 to 4 family	87	21	2	-	-
Home equity line of credit	-	-	-	-	-
Commercial	27	-	-	-	-
Farmland	6	-	-	-	-
Commercial
Commercial and industrial	1,349	54	107	191	101
Agriculture	87	4	-	-	-
Other	-	-	-	-	-
Construction	10	16	-	70	-
Land	1,311	-	-	-	-
Installment loans to individuals	13	2	1	3	56
All other loans	-	1	20	6	4

Total recoveries	2,890	98	130	270	161

Net charge-offs / (recoveries)	20,963	20,106	7,946	(21)	400

Provisions for loan losses	31,531	24,066	12,215	660	600

Balance, end of period	$24,940	$14,372	$10,412	$6,143	$4,081

Gross loans, end of period	$677,303	$728,679	$680,147	$613,217	$444,983
Allowance for loan losses to total gross loans	3.68%	1.97%	1.53%	1.00%	0.92%
Net charge-offs to average loans	2.96%	2.83%	1.21%	0.00%	0.10%
Non-performing loans to allowance for loan losses	131.59%	241.28%	179.36%	5.50%	1.35%

Non-Performing Loans

Non-performing assets comprise loans placed on non-accrual, loans that are 90 days or more past due and still accruing, and foreclosed assets.  Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.

See also Note 1. Summary of Significant Accounting Policies and Note 3. Loans of the consolidated financial statements, filed on this Form 10-K, for additional discussion concerning non-performing loans as well as discussion concerning credit quality.

The following table provides a summary of the Bank’s non-performing assets as of December 31, 2010 and 2009:

	December 31,		Variance
(dollar amounts in thousands)	2010	2009	Dollar	Percent

Loans delinquent 90 days or more and still accruing	$-	$151	$(151)	-100.0%

Non Accruing Loans:
Commercial real estate	$17,752	$11,035	$6,717	60.9%
Residential 1-4 family	748	1,147	(399)	-34.8%
Home equity lines of credit	1,019	320	699	218.4%
Commercial and industrial	3,921	8,429	(4,508)	-53.5%
Agriculture	246	3,172	(2,926)	100.0%
Farmland	2,626	-	2,626	100.0%
Construction	3,040	3,838	(798)	-20.8%
Land	3,371	10,182	(6,811)	-66.9%
Other	96	47	49	104.3%

Total non-accruing loans	$32,819	$38,170	$(5,351)	-14.0%

Other real estate owned	$6,668	$946	$5,722	604.9%

Total non-performing assets	$39,487	$39,267	$220	0.6%

Ratio of allowance for loan losses to total gross loans	3.68%	1.97%
Ratio of allowance for loan losses to total non-performing loans	75.99%	37.50%
Ratio of non-performing loans to total gross loans	4.85%	5.26%
Ratio of non-performing assets to total assets	4.02%	4.15%

The following table reconciles the change in total non-accruing balances for the year ended December 31, 2010:

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Preforming		December 31,
(dollar amounts in thousands)	2009	Balances	Paydowns	Collateral	Status	Charge-offs	2010
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	1,147	858	(267)	(235)	-	(755)	748
Home equity line of credit	320	709	(2)	-	-	(8)	1,019
Commercial	11,035	24,967	(3,912)	(6,303)	(3,517)	(4,518)	17,752
Farmland	-	3,810	(372)	(577)	-	(235)	2,626
Commercial
Commercial and industrial	8,429	9,997	(1,588)	(288)	(381)	(12,248)	3,921
Agriculture	3,172	1,160	(2,599)	-	-	(1,487)	246
Other	-	-	-	-	-	-	-
Construction
Single family residential	940	1,310	(610)	-	-	(329)	1,311
Single family residential - Spec.	683	1,250	-	(538)	-	(145)	1,250
Tract	2,215	-	(1,646)	(363)	-	(206)	-
Multi-family	-	900	(4)	-	-	(417)	479
Hospitality	-	-	-	-	-	-	-
Commercial	-	2,080	(1,919)	-	-	(161)	-
Land	10,182	6,959	(5,925)	(4,726)	-	(3,119)	3,371
Installment loans to individuals	47	423	(95)	(35)	-	(244)	96
All other loans	-	-	-	-	-	-	-

Totals	$38,170	$54,423	$(18,939)	$(13,065)	$(3,898)	$(23,872)	$32,819

Non-performing loans totaled $32.8 million as of December 31, 2010, representing a decline of $5.4 million or 14.0% from that reported at December 31, 2009.  During 2010 the Company continued to tighten lending standards and intensified efforts to identify and resolve problem credits.  One outcome from these efforts was accelerating the transfer of loans to non-accrual status.  During 2010 the Company placed $54.4 million in loans on non-accrual.  The results of the Company’s work-through efforts and greater resources allocated to the resolution of problem assets were $18.9 million in principal pay-downs on non-performing loans, $3.9 million in return of loans to accruing status and $13.1 million in transfers to foreclosed collateral.  As of December 31, 2010, $28.3 million or 86.1% of non-accruing loans were secured by real estate with the average loan outstanding to current estimated collateral value of 77.4% as of December 31, 2010.

Continued softness in the economy and in real estate markets have resulted in an increase in the number of and dollar volume of non-performing assets relative to historical periods.  As evidenced in the tables above, current economic conditions have significantly impacted certain borrowers in the commercial real estate, commercial and industrial, and construction / land segments of the loan portfolio.  Approximately $28.1 million or 85.6% of all non-accruing loans were commercial real estate, commercial and industrial and construction / land as of December 31, 2010.  This is down $5.4 million or 16.1% from such balances reported at December 31, 2009.  The year over year decline can be attributed to the work-through of problem credits in the construction / land segment, including pay-downs and transfers to foreclosed collateral as well as charge-offs occurring in the commercial and industrial segment.

The recorded investment in impaired loans as of December 31, 2010 was $35.6 million, down $12.4 million since prior year-end.  Impaired loans at December 31, 2010 included troubled debt restructurings (“TDRs”) of $10.4 million which represented a decrease of $2.5 million since December 31, 2009.  Of the balance of TDRs at December 31, 2010, $2.8 million were accruing.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  Forgone interest related to TDRs totaled $0.2 million for the year ended December 31, 2010 and $0.1 million for the year ended December 31, 2009.  As of December 31, 2010, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

While credit quality is consistently monitored, the Company has implemented additional precautionary actions to minimize future losses. The Company is unable to be certain that it will not experience an increase in problem loans, given the continued weakness in the economy and the stress it imposes on borrowers.

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of December 31, 2010:

	Balance				Balance
	December 31,				December 31,
(dollars in thousands)	2009	Additions	Sales	Writedowns	2010
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-
Residential 1 to 4 family	367	235	(198)	(244)	160
Home equity line of credit	-	-	-	-	-
Commercial	165	6,303	(666)	(1,921)	3,881
Farmland	-	577	(577)	-	-
Commercial
Commercial and industrial	-	538	-	(2)	536
Agriculture	-	-	-	-	-
Other	-	-	-	-	-
Construction
Single family residential	-	-	-	-	-
Single family residential - Spec.	-	538	-	(63)	475
Tract	-	363	-	(112)	251
Multi-family	-	-	-	-	-
Hospitality	-	-	-	-	-
Commercial	-	-	-	-	-
Land	414	4,726	(2,465)	(1,310)	1,365
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-

Totals	$946	$13,280	$(3,906)	$(3,652)	$6,668

As of December 31, 2010, the balance of OREO was $6.7 million, an increase of $5.7 million from that reported at December 31, 2009.  During 2010 the Company transferred $13.3 million in non-performing loan balances to OREO status following any related charge-offs, and was able to dispose of $3.9 million of its OREO through sale of the related assets.  Two categories that accounted for the majority of OREO balances during 2010 were commercial real estate and land.  The majority of the increase in commercial real estate OREO can be attributed to two separate properties within the Company’s primary market area.  Write-downs of $1.7 million can be attributed to these two properties which followed receipt of current appraisals.  The Company is actively marketing these properties for eventual sale.  Approximately $3.5 million of the increase in land OREO can be attributed to two relationships.

The purpose of these related loans was for tract and hospitality construction / development.  The Company wrote-down one of these properties by $0.8 million during 2010 following the receipt of updated appraisal information.  The Company sold two of these properties during 2010 for $2.1 million and is marketing the remaining significant property within this category for eventual sale.

Other Earning Assets

The following table summarizes the balances of the Company’s other earning assets as of December 31, 2010, 2009 and 2008:

	2010		2009		2008
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Home Loan Bank stock	$5,180	2.2%	$5,828	3.9%	$5,123	8.2%
Securities available for sale	224,966	94.5%	121,180	81.6%	50,762	81.0%
Interest bearing due from	4,264	1.8%	17,046	11.5%	-	0.0%
Federal funds sold	3,500	1.5%	4,350	2.9%	6,650	10.6%
Interest bearing deposits with other banks	119	0.0%	119	0.1%	119	0.2%

Total other earning assets	$238,029	100.0%	$148,523	100.0%	$62,654	100.0%

Federal Home Loan Bank Stock (“FHLB”)

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on, among other things, the current liquidity needs of the Bank.  At December 31, 2010, the Bank held $5.2 million in FHLB stock, a decline of $0.6 million from that reported at December 31, 2009.

Investment Securities

The Company manages its securities portfolio to provide liquidity and as an additional source for earnings. The Bank has an Asset/Liability Committee that develops investment policies based upon its operating needs and market circumstance. The Bank’s investment policy is formally reviewed and approved annually by the Board of Directors. The Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy and provides reports to the Bank’s Board of Directors on a regular basis.  The Company’s investment portfolio is comprised primarily of securities issued by U.S. Government sponsored agencies, private label mortgage backed securities and municipal bonds.  Disclosures concerning the amortized cost, gross unrealized gains and losses and fair values of the Company’s investments portfolio are provided under Note 2 Investment Securities, of the consolidated financial statements, filed on this Form 10-K.

At December 31, 2010, the balance of the investment portfolio was $225.0 million or $103.8 million higher than that reported at December 31, 2009.  The Company made purchases totaling $164.9 million during 2010.  A decline in new loan originations coupled with the $56.0 million in net proceeds the Company received from its March 2010 private placement, contributed significantly to the year over year increase in the balance of the investment portfolio.

Securities available for sale are carried at fair value with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At December 31, 2010 the securities portfolio had net unrealized losses, net of taxes of $1.1 million, substantially unchanged from that reported at December 31, 2009.  Unrealized losses in the investment portfolio in the last two years can be attributed in part to rising longer term interest rates and/or volatile capital markets.

At December 31, 2010, the Bank owned seven whole loan private label mortgage-backed securities (“PMBS”) with a remaining principal balance of $10.3 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase. Due to the severe and prolonged downturn in the economy, PMBS bonds have seen deterioration in price, credit quality and liquidity.  At December 31, 2010, three bonds totaling $5.5 million were below investment grade.  All three of these securities are in senior or super senior tranche positions within their respective bond structures which give the Bank priority to underlying cash flows.

As more fully disclosed in Note 2. Investment Securities, of the consolidated financial statements, filed on this Form 10-K, during 2010 the Company performed quarterly analyses with the assistance of an independent third party on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”).  Based on those analyses, the Company recognized $0.2 million in OTTI credit related losses during 2010.  These losses are primarily attributable to one security for which the Company had already realized OTTI in the fourth quarter of 2009.  Total credit related OTTI losses on this one security totaled $0.4 million as of December 31, 2010.

The Bank performs monthly analyses on PMBS bonds in the portfolio including, but not limited to, updates on credit enhancements, loan-to-values, credit scores, delinquency rates and default rates. These investment securities continue to demonstrate cash flows as expected based on pre-purchase analyses.  As of December 31, 2010, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment rates.  The Bank uses simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  Stress tests are performed quarterly.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category at December 31, 2010:

			Weighted
	Amortized		Average
(dollar amounts in thousands)	Cost	Fair Value	Yield
Due in one year or less	$39,815	$40,483	1.11%
Due after one year through five years	120,666	121,032	2.29%
Due after five years through ten years	34,020	32,686	4.24%
Due after ten years	32,369	30,765	4.34%

Total	$226,870	$224,966	2.64%

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, the average rates paid on each of these categories and the year over year variance from 2009 to 2010:

	2010		2009		Variance		2008
		Average		Average				Average
(dollar amounts in thousands)	Balance	Rate Paid	Balance (1)	Rate Paid	Dollar	Percent	Balance (2)	Rate Paid
Non interest bearing demand	$182,658	0.00%	$174,635	0.00%	$8,023	4.59%	$147,044	0.00%
Interest bearing demand	67,938	0.50%	77,765	0.82%	(9,827)	-12.64%	72,952	0.60%
Savings	29,144	0.26%	27,166	0.24%	1,978	7.28%	21,835	0.81%
Money market	287,120	1.00%	260,671	1.44%	26,449	10.15%	201,701	1.93%
Time deposits	231,346	1.81%	235,228	2.30%	(3,882)	-1.65%	159,989	3.34%

Total deposits	$798,206	0.94%	$775,465	1.27%	$22,741	2.93%	$603,521	1.61%

(1) Includes $10.2 million in brokered time deposits with an average rate of 1.52%, and $1.0 million in brokered money market balances with an average rate of 0.72%.

(2) Includes $20.1 million in brokered time deposits with an average rate of 3.66%, and $28.5 million in brokered money market balances with an average rate of 1.24%.

The following table provides a maturity distribution of certificates of time deposits of $100,000 and over as of December 31, 2010 and 2009:

(dollar amounts in thousands)	2010	2009
Less than 3 months	$20,887	$28,748
3 to 12 months	51,738	66,676
Over 1 year	45,217	21,996

Total	$117,842	$117,420

At December 31, 2010 the Bank had 34,185 deposit accounts consisting of non-interest bearing (“demand”), interest-bearing demand and money market accounts with balances totaling $537.7 million for an average balance per account of approximately $16 thousand; 9,550 savings accounts with balances totaling $29.1 million for an average balance per account of approximately $3 thousand; and 5,019 time certificate of deposit accounts, exclusive of brokered, with balances totaling $231.3 million, for an average balance per account of approximately $46 thousand.

Total deposit balances were $798.2 million at December 31, 2010, an increase of $22.7 million from that reported at December 31, 2009.  Increased deposit balances can be attributed to higher balances of non-interest bearing demand, money market, savings, and time deposits.  Increases within these categories were partially offset by a decline in interest bearing checking accounts as the Company allowed certain higher cost, more rate sensitive balances to run-off.  The Company continued its focus on gathering and retaining core relationships during 2010 which has helped to reduce the overall cost of funding.  As of December 31, 2010 the Bank had no brokered deposits.  Core deposits (demand, savings, money market and time certificates less than $100,000) represented $680.3 million or 85.2% of total deposits at December 31, 2010 compared to $657.0 million or 84.7% of total deposits at December 31, 2009.  Management’s continued focus on lower cost deposit gathering in 2010 helped to reduce overall cost of funds by 33 basis points to 0.94% from 1.27% reported for 2009.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”) and credit lines established with correspondent banks.  At December 31, 2010, FHLB borrowings were $45.0 million or $20.0 million lower than that reported at December 31, 2009.  The year over year decline in FHLB borrowing can be attributed to an increase in deposit balances during 2010 and the capital raise in March, 2010 both of which provided the company less need for wholesale funding.  At December 31, 2010, the Bank’s remaining capacity to borrow from the FHLB was $96.7 million while the unused credit line at the FRB was $12.1 million.  Additionally, in September 2004, the Bank issued a Letter of Credit in the amount of $11.7 million which has since been reduced to $11.4 million to a customer to guarantee their performance to other parties.  The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.  The letter of credit was renewed in 2010 and will expire in September 2011.  The letter of credit was undrawn as of December 31, 2010.  For additional information related to the Bank’s borrowings with the FHLB, please see Note 9. Borrowings, of the consolidated financial statements filed on this Form 10-K.

Capital

At December 31, 2010, the balance of stockholders’ equity was $121.3 million or $37.5 million higher than that reported at December 31, 2009.  During 2010 the Company raised $56.0 million in net proceeds in a private placement accounting for the majority of the year over year variance in the balance of shareholders’ equity.  For additional information related to the Company’s March 2010 private placement, see Note 21. Preferred Stock, of the consolidated financial statements, filed on this Form 10-K.

Regulatory Capital

The Company and its Bank subsidiary seek to maintain strong levels of capital above the “well-capitalized” thresholds as determined by regulatory agencies by an amount commensurate with our risk profile.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and Bank rely primarily on earnings from its operations to generate capital, the absence of earnings in the last two years have required the Company to obtain additional capital through the issuance of preferred and common equity.

As previously mentioned, the Company completed a private placement during 2010 leading to the issuance of 17,279,995 shares of its common stock and 1,189,538 shares of Series C Preferred Stock for total net proceeds of $56.0 million.  Additionally, during 2009 the Company issued 21,000 shares of Series A Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP for $21.0 million.  The proceeds received from these issuances qualify as Tier I Capital.  For additional information related to the Company’s March 2010 private placement, see Note 21. Preferred Stock, of the consolidated financial statements, filed on this Form 10-K. The Company and its Bank subsidiary were considered “well-capitalized” as of December 31, 2010 and have historically maintained capital levels above the “well-capitalized” threshold.

At December 31, 2010, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities were issued to Heritage Oaks Capital Trust II.  At December 31, 2010, the Company included $8.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 9. Borrowings, of the consolidated financial statements, filed on this Form 10-K.

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2010 and 2009:

	Regulatory Standard		December 31, 2010		December 31, 2009
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	10.83%	10.52%	8.24%	7.74%
Tier I capital to risk weighted assets	4.00%	6.00%	13.94%	13.47%	9.59%	8.97%
Total risk based capital to risk weighted assets	8.00%	10.00%	15.21%	14.75%	10.85%	10.23%

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by goodwill and intangible assets) by the total assets.  In the Tier 1 Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total for “risk-weighted assets.”  Risk-weighted assets are determined by segregating all assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).  The Total Risk Based Capital Ratio, again, uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, certain types of preferred equity and other instruments.  The Bank’s capital ratios were also in compliance with capital requirements of a Leverage Ratio of 10.0% and a Total Risk Based Capital Ratio of 11.5% as stipulated by the Consent Order.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the cash needs of customers while maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions.  ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At December 31, 2010, these credit lines totaled $35.0 million.  While one of these two lines in the amount of $15.0 million is an unsecured line of credit, the Bank must provide collateral in order to borrow against the other line.  At December 31, 2010, the Bank had no borrowings against these lines.  As previously mentioned the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $96.7 million at December 31, 2010.  Additionally, the Bank also has a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Bank.  As of December 31, 2010 the borrowing availability related to this facility was $12.1 million.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. Most of these investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a steady stream of cash flows.  As of December 31, 2010, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was improved to 30.5% at December 31, 2010 compared to 20.5% at December 31, 2009.

The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was improved to 84.9% at December 31, 2010 compared to 94.0% at December 31, 2009.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies Management considers to be significant are disclosed in Note 1 of the consolidated financial statements filed on this Form 10-K, and should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this report.  Our most complex accounting policies require Management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.

The following is a brief listing of our current accounting policies involving significant Management valuation judgments:

•                  Investment Securities

•                  Loans and Interest on Loans

•                  Other Real Estate Owned

•                  Loans Held for Sale

•                  Allowance for Loan Losses

•                  Loan Charge-offs

•                  Appraisals for Collateral Dependent Loans

•                  Goodwill and Other Intangible Assets

•                  Income Taxes

•                  Supplemental Employee Compensation Benefits Agreements

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities

In the ordinary course of business, the Company may enter into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The following table provides a summary for the Company’s long-term debt and other obligations as of December 31, 2010 and 2009:

	Less Than	One To Three	Three To Five	More Than	December 31,	December 31,
(dollar amounts in thousands)	One Year	Years	Years	Five Years	2010	2009
Long-term debt and other borrowings	$38,500	$6,500	$-	$8,248	$53,248	$78,403
Operating lease obligations	2,188	3,453	2,533	6,175	14,349	15,062

Total long-term debt and other obligations	$40,688	$9,953	$2,533	$14,423	$67,597	$93,465

As disclosed in Note 11 of the consolidated financial statements, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $16.1 million at December 31, 2010 compared to the $17.7 million reported at the end of 2009.  Additionally, at December 31, 2010 and 2009 the Company had un-disbursed loan commitments, made in the ordinary course of business, totaling $114.2 million and $151.9 million, respectively.  At December 31, 2010 the balance of the Company’s allowance for losses on unfunded commitments was $0.3 million compared to $0.2 million reported at December 31, 2009.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility.  Fluctuations in interest rates will impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities and the market value of all interest earning assets and interest bearing liabilities other than those which possess a short term to maturity.  Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the subsidiary Bank level.  Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level except for $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trusts.  As a result, all significant interest rate risk procedures are performed at the banking subsidiary level.  The subsidiary bank’s real estate loan portfolio which is concentrated primarily within Santa Barbara and San Luis Obispo Counties of California are subject to risks associated with the local economy.

The fundamental objective behind the management of the Company’s assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable.  The Asset Liability Committee of the Board of Directors establishes the limits for interest rate risk the Bank’s Management must work within. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.  The Company is subject to interest rate risk to the degree that its interest-earning assets re-price differently than its interest-bearing liabilities.  The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity and coordinating its sources and uses of funds.

The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments.  The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.  Management believes historically it has effectively managed the effect of changes in interest rates on its operating results.  Management believes that it can continue to manage the effect of interest rate changes under various interest rate scenarios.

Management employs the use of an Asset and Liability Management software that is used to measure the Bank’s exposure to future changes in interest rates.  This model measures the expected cash flows and re-pricing of each financial asset and liability separately in measuring the Bank’s interest sensitivity.  Based on the results of this model, Management believes the Bank’s balance sheet is “liability sensitive.”  The Company generally expects contraction in its net interest income if rates rise and expects, conversely, increases in net interest income if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by Management and is compliant with the Bank’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly.  The results of this movement indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon.  This exercise is valuable in identifying risk exposures.  The results for the Company’s December 31, 2010 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% parallel shift in interest rates are within the Company’s policy guidelines for such changes.

	Rate Shock Scenarios
(dollar amounts in thousands)	-200bp	-100bp	Base	+100bp	+200bp
Net interest income (NII)	$44,697	$47,589	$47,026	$45,705	$44,792
$ Change from base	$(2,329)	$563	$-	$(1,321)	$(2,234)
% Change from base	-4.95%	1.20%	0.00%	-2.81%	-4.75%

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

The following table provides a summary of the loans the Bank can expect to see come off their floors if the prime rate were to increase by the amounts presented as of December 31, 2010:

	Move in Prime Rate (bps)
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$3,721	$17,017	$65,027	$121,861
Variable other than daily	-	10,592	62,160	180,238

Cumulative total variable at floor	$3,721	$27,609	$127,187	$302,099

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm

Board of Directors

Heritage Oaks Bancorp

Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 10, 2011

Heritage Oaks Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands)	2010	2009
Assets
Cash and due from banks	$15,187	$19,342
Interest bearing due from Federal Reserve Bank	4,264	17,046
Federal funds sold	3,500	4,350
Total cash and cash equivalents	22,951	40,738

Interest bearing deposits with other banks	119	119
Securities available for sale	224,966	121,180
Federal Home Loan Bank stock, at cost	5,180	5,828
Loans held for sale	11,008	9,487
Gross loans	677,303	728,679
Net deferred loan fees	(1,613)	(1,825)
Allowance for loan losses	(24,940)	(14,372)
Net loans	650,750	712,482
Property, premises and equipment, net	6,376	6,779
Deferred tax assets	21,163	10,553
Bank owned life insurance	13,843	12,549
Goodwill	11,049	11,049
Core deposit intangible	2,127	2,642
Other real estate owned	6,668	946
Other assets	6,412	10,825

Total assets	$982,612	$945,177

Liabilities
Deposits
Demand, non-interest bearing	$182,658	$174,635
Savings, NOW and money market deposits	384,202	365,602
Time deposits of $100 or more	117,842	117,420
Time deposits under $100	113,504	117,808
Total deposits	798,206	775,465
Short term FHLB borrowing	38,500	65,000
Long term FHLB borrowing	6,500	-
Junior subordinated debentures	8,248	13,403
Other liabilities	9,902	7,558

Total liabilities	861,356	861,426

Commitments and contingencies (Notes 6 and 11)	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of December 31, 2010 and 2009	19,792	19,431
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares and 0 as of December 31, 2010 and 2009, respectively	3,604	-
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding:
25,082,344 shares and 7,771,952 shares as of December 31, 2010 and 2009 respectively	101,140	48,747
Additional paid in capital	7,002	3,242
Retained (deficit) / earnings	(9,161)	13,407
Accumulated other comprehensive loss, net of tax benefit of $783 and $752 as of December 31, 2010 and 2009, respectively	(1,121)	(1,076)

Total stockholders’ equity	121,256	83,751

Total liabilities and stockholders’ equity	$982,612	$945,177

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries

Consolidated Statements of Income

	For The Years Ended December 31,
(dollar amounts in thousands except per share data)	2010	2009	2008
Interest Income
Interest and fees on loans	$44,129	$45,530	$47,038
Interest on investment securities
Mortgage backed securities	5,200	3,023	1,970
State and muncipal securities	1,308	896	741
Interest on time deposits with other banks	2	3	8
Interest on balances due from Federal Reserve Bank	90	49	-
Interest on federal funds sold	5	21	140
Interest on other securities	60	37	253
Total interest income	50,794	49,559	50,150
Interest Expense
Interest on savings, NOW and money market deposits	3,238	3,815	4,375
Interest on time deposits in denominations of $100 or more	2,077	2,505	2,436
Interest on time deposits under $100	2,133	2,564	2,892
Other borrowings	599	1,165	2,861
Total interest expense	8,047	10,049	12,564
Net interest income before provision for loan losses	42,747	39,510	37,586
Provision for loan losses	31,531	24,066	12,215
Net interest income after provision for loan losses	11,216	15,444	25,371
Non Interest Income
Fees and service charges	2,428	2,965	3,284
Mortgage origination income	2,020	1,253	568
Debit/credit card transaction fee income	1,249	976	895
Earnings on bank owned life insurance	585	504	474
Bancard merchant fee income	198	180	231
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	(1,214)	(1,956)	-
Non credit related losses recognized in other comprehensive income	1,007	1,584	-
Net impairment losses on investment securities	(207)	(372)	-
Gain on sale of investment securities	783	333	37
Gain on sale of SBA loans	222	213	-
Gain / (loss) on sale of OREO	24	(280)	-
Gain on sale of furniture fixtures and equipment	59	-	-
Gain on extinguishment of debt	1,700	-	-
Other	435	426	717
Total non interest income	9,496	6,198	6,206
Non Interest Expense
Salaries and employee benefits	18,042	15,502	15,561
Equipment	1,653	1,445	1,404
Occupancy	3,805	3,472	3,138
Promotional	690	644	823
Data processing	2,676	2,743	2,704
Loan department costs	1,251	1,289	258
Write-downs of foreclosed assets	3,686	1,514	-
Regulatory assessment costs	2,657	1,984	475
Audit and tax advisory costs	571	625	464
Directors fees	551	355	318
Outside services	1,712	1,801	922
Telephone / communications costs	369	275	324
Amortization of intangible assets	514	1,049	861
Stationary and supplies	460	431	428
Provision for unfunded loan commitments	80	-	-
Other general operating costs	1,315	1,387	1,754
Total non interest expense	40,032	34,516	29,434
(Loss) / income before provision for income taxes	(19,320)	(12,874)	2,143
(Benefit) / provision for income taxes	(1,760)	(5,825)	497
Net (loss) / income	(17,560)	(7,049)	1,646
Dividends and accretion on preferred stock	5,008	964	-
Net (loss) / income available to common shareholders	$(22,568)	$(8,013)	$1,646

(Loss) / Earnings Per Common Share
Basic	$(1.30)	$(1.04)	$0.22
Diluted	$(1.30)	$(1.04)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries

Consolidated Statements of Stockholders' Equity

						Accumulated
		Common Stock		Additional	Retained	Other	Total
	Preferred	Number of		Paid-In	Earnings/	Comprehensive	Stockholders’
(dollar amounts in thousands)	Stock	Shares	Amount	Capital	(Deficit)	Income/(loss)	Equity
Balance, December 31, 2007	$-	7,317,932	$43,996	$672	$24,598	$184	$69,450

Exercise of stock options
(including $115 excess tax benefit from exercise of stock options)		74,706	420				420
5% stock dividend distributed May 16, 2008		366,294	4,233		(4,233)
Cash paid in lieu of fractional shares					(5)		(5)
Cash dividends paid during 2008					(586)		(586)
Share-based compensation expense				383			383
Issuance of restricted share awards		1,050
Retirement of restricted share awards		(6,904)
Comprehensive income:
Net income					1,646		1,646
Unrealized security holding losses (net of $892 tax benefit)						(1,254)	(1,254)
Realized gains on sale of securities (net of $15 tax)						(22)	(22)
Total comprehensive income							370

Balance, December 31, 2008	$-	7,753,078	$48,649	$1,055	$21,420	$(1,092)	$70,032

Issuance of 21,000 shares of Series A Senior preferred stock and common stock warrant	19,152			1,848			21,000
Accretion on Series A preferred
stock discount	279				(279)
Dividends paid on preferred stock					(685)		(685)
Exercise of stock options
(including $9 excess tax benefit from exercise of stock options)		24,121	98				98
Share-based compensation expense				339			339
Retirement of restricted share awards		(5,247)
Comprehensive loss:
Net loss					(7,049)		(7,049)
Unrealized security holding (losses) on securities (net of $5 tax benefit)						(7)	(7)
Reclassification (gains) on sale of securities (net of $137 tax)						(196)	(196)
Reclassification OTTI recognized in income (net of $153 tax benefit)						219	219
Total comprehensive loss							(7,033)

Balance, December 31, 2009	$19,431	7,771,952	$48,747	$3,242	$13,407	$(1,076)	$83,751

Issuance of 56,160 shares of Series B preferred stock	52,351						52,351
Discount on Series B preferred stock	(3,456)			3,456			-
Conversion of Series B preferred stock to common stock	(52,351)	17,279,995	52,351				-
Issuance of 1,189,538 shares of Series C preferred stock	3,604						3,604
Accretion on Series A preferred stock discount	361				(361)		-
Accretion on Series B preferred stock discount	3,456				(3,456)		-
Dividends paid on preferred stock					(262)		(262)
Accrued dividends on preferred stock					(929)		(929)
Exercise of stock options		11,260	42				42
Share-based compensation expense				304			304
Issuance of restricted share awards		26,565
Retirement of restricted share awards		(7,428)
Comprehensive loss:
Net loss					(17,560)		(17,560)
Unrealized security holding gain (net of $206 tax)						294	294
Reclassification for net gains on investments included in earnings (net of $322 tax)						(461)	(461)
Reclassification of OTTI recognized in income (net of $85 tax benefit)						122	122
Total comprehensive loss							(17,605)

Balance, December 31, 2010	$23,396	25,082,344	$101,140	$7,002	$(9,161)	$(1,121)	$121,256

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(dollar amounts in thousands)	2010	2009	2008
Cash flows from operating activities:
Net (loss) / income	$(17,560)	$(7,049)	$1,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,288	1,165	1,092
Provision for loan losses	31,531	24,066	12,215
Amortization of premiums / discounts on investment securities, net	1,924	131	(148)
Amortization of intangible assets	515	1,049	860
Share-based compensation expense	304	339	383
Federal Home Loan Bank dividends received	-	-	(209)
Gain on sale of available for sale securities	(783)	(333)	(37)
Other than temporary impairment	207	372	-
Gain on extinguishment of debt	(1,700)	-	-
Increase in loans held for sale	(1,521)	(1,548)	(7,037)
Net increase in bank owned life insurance	(519)	(435)	(414)
Increase in deferred tax asset	(17,684)	(2,856)	(1,526)
Deferred tax assets valuation allowance adjustment	7,105	-	-
Loss on sale and write-downs on other real estate owned	3,650	1,794	-
Increase in other assets	(9,301)	(12,331)	(4,221)
Increase / (decrease) in other liabilities	1,415	731	(1,007)
Excess tax benefit related to share-based compensation expense	-	(9)	(115)

Net Cash (Used) / Provided In Operating Activities	(1,129)	5,086	1,482

Cash flows from investing activities:
Purchase of securities, available for sale	(164,923)	(99,400)	(18,417)
Sale of available for sale securities	33,389	16,040	1,537
Maturities and calls of available for sale securities	674	1,439	2,210
Proceeds from principal reductions and maturities
of available for sale securities	26,650	11,360	9,482
Maturities of time deposits with other banks	-	-	211
Purchase of Federal Home Loan Bank stock	-	(705)	(1,869)
Redemption of Federal Home Loan Bank stock	648	-	-
Purchase of equity investments	(1,000)	-	-
Sale of equity investments	155	-	-
Decrease / (increase) in loans, net	27,311	(68,612)	(75,037)
Allowance for loan and lease loss recoveries	2,890	98	130
Purchase of property, premises and equipment, net	(944)	(1,129)	(1,579)
Proceeds from sale of property, premises and equipment	59	-	-
Purchase of bank owned life insurance	(775)	(1,377)	(400)
Proceeds from sale of foreclosed collateral	4,187	7,806	-

Net Cash Used In Investing Activities	(71,679)	(134,480)	(83,732)

Cash flows from financing activities:
Increase / (decrease) in deposits, net	22,741	171,944	(41,287)
Proceeds from Federal Home Loan Bank borrowing	45,000	75,000	380,000
Repayments of Federal Home Loan Bank borrowing	(65,000)	(119,000)	(279,000)
(Decrease) / increase in repurchase agreements	-	(2,796)	860
Decrease in junior subordinated debentures	(3,455)	-	-
Excess tax benefit related to share-based compensation expense	-	9	115
Proceeds from exercise of stock options	42	89	305
Preferred stock dividends paid	(262)	(685)	(586)
Cash paid in lieu of fractional shares	-	-	(5)
Proceeds from issuance of preferred stock and common stock warrants, net	55,955	21,000	-

Net Cash Provided By Financing Activities	55,021	145,561	60,402

Net increase / (decrease) in cash and cash equivalents	(17,787)	16,167	(21,848)
Cash and cash equivalents, beginning of year	40,738	24,571	46,419

Cash and cash equivalents, end of year	$22,951	$40,738	$24,571

Supplemental Cash Flow Disclosures

	For The Years Ended December 31,
(dollar amounts in thousands)	2010	2009	2008
Cash Flow Information
Interest paid	$8,214	$10,147	$12,630
Income taxes paid	$7,825	$460	$3,915

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$(76)	$27	$(2,167)
Transfers to other real estate owned or foreclosed collateral	$13,342	$9,678	$1,401
Conversion of preferred stock to common stock	$52,351	$-	$-

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

Nature of Operations

The Company has been organized as a single operating segment.  Its primary subsidiary, Heritage Oaks Bank (“the Bank”), operates fifteen branches within San Luis Obispo and Santa Barbara counties.  The Bank offers traditional banking products such as checking, savings, money market account and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.

Investment in Non-Consolidated Subsidiary

The Company accounts for its investment in its wholly owned special purpose entity, Heritage Oaks Capital Trust II (the “Trust II”), using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statements of income.

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

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the carrying value of the Company’s deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

In connection with the determination of the allowance for loan losses and foreclosed real estate, Management obtains independent appraisals for significant properties.  While Management uses available information to recognize losses on loans and foreclosed real estate and collateral, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate may change in future periods.

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance may be established.  During 2010 the Company established a valuation allowance for a portion of its deferred tax assets.  See also Note 10. Income Taxes, of the consolidated financial statements, filed on this Form 10-K.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.

Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Cash and Cash Equivalents

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank is in compliance with the reserve requirements as of December 31, 2010.  The Company maintains amounts due from banks that exceed federally insured limits.  Historically the Company has not experienced any losses in such accounts.  For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, Federal Funds sold, and interest bearing due from the Federal Reserve.  Generally, Federal Funds sold and interest bearing due from Federal Reserve balances represent excess liquidity that the Company and/or Bank sells to other institutions overnight.

Investment Securities

In accordance with U.S. GAAP,  investment securities are classified in three categories and accounted for as follows:  debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held to maturity or trading securities are deemed as available for sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of stockholders’ equity.  The fair values of most securities that are designated available for sale are based on quoted market prices.  If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Gains or losses on sales of investment securities are determined on the specific identification method.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities and recognized in interest income.

Declines in the fair values of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of individual securities to their fair value.  The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, Management considers: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Bank to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, credit enhancements, loan-to-values, credit scores, delinquency and default rates, cash flows and the extent to which those cash flows are within Management’s initial expectations based on pre-purchase analyses.

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

Loans and Interest on Loans

Loans are stated at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. Interest is accrued daily on the outstanding principal balances.  Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on non-accrual status.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction to the loan principal balance.

Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of Management, all remaining principal and interest is fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or Management believes based on current information that such loan is no longer impaired.  Certain consumer loans, such as smaller balance installment loans, may be directly charged to the allowance for loan losses when they become 120 days past due. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect both the contractual interest and principal payments as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on non-accrual loans.

Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the contractual lives of the loan. Upon prepayment, unamortized loan fees, net of costs, are immediately recognized in interest income. Other fees, including those collected upon principal prepayments, are included in interest income when received.

Loans held for sale are carried at the lower of aggregate cost or fair value, which is determined by the specified value in the commitments.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to expense.

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”).  OREO is originally recorded in the Company’s financial statements at fair value less any estimated costs to sell.  When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Company measures the fair value of the property acquired against its recorded investment in the loan.  If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses.  Any subsequent fluctuations in the fair value of OREO are recorded against a valuation allowance for foreclosed assets, established through a charge to non-interest expense.  All related operating or maintenance costs are charged to non-interest expense as incurred.  Any subsequent gains or losses on the sale of OREO are recorded in other income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in Management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the date of the balance sheet.  The amount of the allowance is based on Management’s evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by a provision for loan losses, which is charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, Management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

A portion of the allowance is specifically allocated to impaired loans whose full collectability is uncertain. Such allocations are determined on a loan-by-loan basis. A second allocation is based in part on quantitative analyses of historical credit loss experience.  The results of those analyses are used to determine standard loss factors which are then applied to all loan balances not specifically identified as impaired.  The third component of the allowance is considered the subjectively determined allocation. This portion of the allowance is established to address additional qualitative factors, consistent with Management’s analysis of the level of risks inherent in various segments of the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the subjectively determined allocation of the allowance is the risk of losses that are attributable to national or local economic or industry trends, economic and business conditions, trends in the level of past due and non-performing loans and other factors. By nature, these risks are difficult to quantify with a specific number.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  See also Note 3. Loans and Note 4. Allowance for Loan Losses, for additional discussion concerning credit quality and the allowance for loan losses.

Loan Charge-offs

Loan balances are charged-off when the loan becomes 120 days past due, unless it is well secured and/or in the process of collection.  The Company may defer charge-off on a loan, due to certain factors the Company has identified that may work to its benefit in minimizing potential losses.  Those factors may include: working with the borrower to restructure their obligation to the Company in an effort to bring about a more favorable outcome, the identification of an additional source of repayment, sufficient collateral to cover the Company’s recorded investment in the loan, or any other identified factor that may work to strengthen the credit and reduce the potential for loss.

For most real estate and commercial loans, the Company generally recognizes a charge-off to bring the carrying balance of the loan down to the estimated fair value of the underlying collateral or some other determination of fair value when: (i) Management determines that the asset is no longer collectible, (ii) repayment prospects for the credit have become unclear and/or are likely to occur over a time-frame the Company deems to be no longer reasonable, (iii) the loan or portion of the loan has been deemed a loss by the Company’s internal review and/or independent review functions, or has been deemed a loss by regulatory examiners, (iv) the borrower has or is in the process of filing for bankruptcy.

Appraisals for Loans Secured by Collateral

For loan fundings greater than $500 thousand the Bank has a policy to perform an annual review of the borrower’s financial condition and of any real estate securing the loan.  This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements.  This information is used internally by the Bank to validate all covenants and the risk grade assigned to the loan.  If during the review process the Bank learns of additional information that would suggest that the borrower’s ability to repay has deteriorated since the original underwriting of the loan, and repayment may now be dependent on liquidation of the collateral an additional independent appraisal of the collateral is requested.  If based on the updated appraisal information it is determined the value of the collateral is impaired and the Bank no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan’s original agreement, the Bank typically moves to establish a valuation allowance for such loans or charge-off such differences.  Once a loan is deemed to be impaired and/or the loan was downgraded to substandard status, the loan becomes the responsibility of the Bank’s Special Assets department, which provides more diligent oversight of problem credits.  This oversight includes, among other things, a review of all previous appraisals of collateral securing such loans and determining in the Bank’s best judgment if those appraisals still represent the current fair value of the loan.  Additional appraisals may be ordered at this time if deemed necessary.

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

Goodwill and Intangible Assets

Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is at least annually evaluated for impairment.

The Company uses several valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model.  The Company’s assessment of goodwill at December 31, 2010, pursuant to its Goodwill Impairment Testing Policy, was performed with the assistance of an independent third party and resulted in no impairment.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the Consolidated Statements of Income.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of December 31, 2010 and 2009.

The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to Management’s judgment that realization is more likely than not. In making the determination whether a deferred tax asset is more likely than not to be realized, management seeks to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. Based on its evaluation of the Company’s deferred tax assets as of December 31, 2010, Management determined that it was appropriate to record a valuation allowance of $7.1 million for a portion of the Company’s deferred tax assets during 2010. Going forward, Management will review the deferred tax asset on a quarterly basis. In the event Management later determines that it is more likely than not the Company will be able to realize the tax benefits of its cumulative losses in future years, all or part of the deferred tax asset valuation allowance may be reversed.  See also Note 10. Income Taxes, of these consolidated financial statements for additional information related to deferred income taxes.

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

Supplemental Employee Compensation Benefits Agreements

The Company has entered into supplemental employee compensation benefits agreements with certain executive and senior officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and expected benefit levels.  Should these estimates vary substantially from actual events, we could incur additional or reduced expense to provide these benefits.

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

Comprehensive Income

In accordance with U.S. GAAP the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated other comprehensive income separately from retained earnings in the equity section of the Balance Sheet. Changes in the unrealized gain (loss) on available for sale securities net of income taxes was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2010, 2009 and 2008.

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

Reclassifications

Certain amounts in the 2008 and 2009 financial statements have been reclassified to conform to the 2010 presentation.

Recent Accounting Pronouncements

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance for loan losses. The provisions under this statement are effective for interim and annual reporting periods beginning after December 15, 2010 and are reflected in these consolidated financial statements.  Portions of ASU No. 2010-20 were required for disclosure in the 2010 Form 10-K while the full disclosure requirements of the ASU are required to be disclosed with the Company’s first quarter 2011 Form 10-Q filing.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.”  ASU No. 2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, specifically those loans acquired and accounted for in the aggregate as a pool. As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The Company was required to adopt the provisions of this ASU in its first interim period beginning after July 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In December 2009, FASB issued an accounting standard incorporated into Accounting Standards Codification (“ASC”) 860.  This update codifies SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140,” which was previously issued by the FASB in June 2009 but was not included in the original codification.  This update to ASC 860 creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for all annual and interim reporting periods beginning after November 15, 2009.  Under this standard, in order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest: (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and de-recognition of the asset is not appropriate.  Rather the transaction is accounted for as a secured borrowing arrangement. The impact to certain transactions such as the sale of SBA loans or certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans) and liabilities (other borrowings).  The terms contained in certain participation and loan sale agreements are outside the control of the Company and largely relate to Small Business Administration (“SBA”) loan sales.  These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting.  However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition and subsequently accounted for as a sale.  As a result, The Company will report SBA transfers as secured borrowings over the period for which recourse provisions exist, which will result in the deferral of any potential gain on sale from these transactions, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude de-recognition of the assets transferred.  The Company adopted this accounting standard on January 1, 2010 and it has not had a material impact on the Company’s consolidated financial statements.

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

Note 2.  Investment Securities

The investment securities portfolio was comprised solely of securities classified as available for sale. The tables below set forth the fair values of investment securities available for sale at December 31, 2010 and 2009:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2010	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$6,684	$-	$(248)	$6,436
Mortgage backed securities
Agency	159,448	1,653	(484)	160,617
Non-agency	10,170	233	(1,344)	9,059
State and municipal securities	49,459	242	(1,956)	47,745
Other securities	1,109	-	-	1,109

Total	$226,870	$2,128	$(4,032)	$224,966

As of December 31, 2009
Obligations of U.S. government agencies	$108	$-	$(4)	$104
Mortgage backed securities
Agency	78,203	619	(872)	77,950
Non-agency	21,935	1,184	(2,966)	20,153
State and municipal securities	22,653	421	(210)	22,864
Other securities	109	-	-	109

Total	$123,008	$2,224	$(4,052)	$121,180

During the year ended December 31, 2010, the Company sold $33.4 million in available for sale investments and recognized aggregate gross gains of $0.8 million.  For the years ended December 31, 2009 and 2008, the Company recognized aggregate gross gains in the amounts of $0.3 million and $37 thousand, respectively.

Other than Temporary Impairment (“OTTI”)

The Company periodically evaluates investments in the portfolio for other than temporary impairment and more specifically when conditions warrant such an evaluation.  When evaluating whether impairment is other than temporary, the Company considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Company to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, credit enhancements, loan-to-values, credit scores, delinquency and default rates, cash flows and the extent to which those cash flows are within Management’s initial expectations based on pre-purchase analyses.

When an investment is deemed to be other than temporarily impaired, an entity is required to assess whether it has the intent to sell the investment, or if it is more likely than not that it will be required to sell the investment before its anticipated recovery of its full basis in the security.  According to U.S. GAAP, if either of these conditions is met, the entity must recognize an OTTI loss on the investment in the current period through the income statement including amounts attributable to both credit and market conditions.  However, if an entity does not intend, nor anticipates it will be required to sell the investment, it must still perform an evaluation of future cash flows it expects to receive from the investment to determine if a credit loss has occurred.  In the event that a credit loss has been projected to have occurred, only the amount of impairment related to the credit loss is recognized through earnings.  OTTI amounts related to all other factors, such as market conditions, are recorded as a component of accumulated other comprehensive income.

The presentation of OTTI losses are made in the consolidated statements of income on a gross basis (the total amount by which the investment’s amortized cost basis exceeds its fair value at the time it was evaluated for OTTI) with an offset for the amount of OTTI recognized in other comprehensive income (OTTI related to all other factors such as market conditions).  The net charge to earnings, referred to as credit related losses, reflects the portion of the impaired investment the Company estimates it will no longer recover.

The Company monitors investments in the portfolio on a regular basis.  When investments in an unrealized loss position exhibit certain characteristics that lead Management to believe those losses may be other than temporary, an evaluation of such investments is performed with the assistance of an independent third party to determine if and to what extent those investments are other than temporarily impaired.  The Company’s evaluation of impaired investments includes estimating future cash flows from the investment the Company expects to collect, based on an assessment of all available information about the applicable investment.  The Company considers such factors as: the structure of the security and the Company’s position within that structure, the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, expected changes in real estate prices, and assumptions regarding interest rates, to determine whether the Company will recover the remaining amortized cost basis of the security. If the Company’s evaluation results in a present value of expected cash flows that is less than the remaining amortized cost basis of the security, an OTTI credit loss is deemed to have occurred, and a charge to current earnings is recorded.  On a quarterly basis the Company, with the assistance of an independent third party, performs an updated evaluation on all securities for which OTTI was previously recognized.

During 2010 the Company updated its evaluation on several securities for which OTTI was previously recognized in the fourth quarter of 2009.  These updated evaluations were performed on several non-agency whole loan collateralized mortgage obligations (“CMOs”), and resulted in additional OTTI credit related losses substantially related to one security of $0.2 million.  Total OTTI credit related losses on this particular security as of December 31, 2010 were $0.4 million.  As of December 31, 2010 the Company did not have the intent nor did it anticipate it would be required to sell this particular security.

As of December 31, 2010, unrealized losses on other non-agency CMOs within the Company’s investment portfolio were primarily attributable to continued illiquidity in the market related to such investments, uncertainty regarding current and future economic conditions and declines in credit metrics related to the underlying collateral.  However, as of December 31, 2010, the Company does not believe these securities would be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell these investments and it is not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired as of December 31, 2010.  However, it is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, further significantly weakened economic conditions, continued illiquidity in the market for such investments, and further deterioration of underlying credit metrics such as: significantly higher levels of default, loss in value on the underlying collateral, and deteriorating credit enhancement.

As of December 31, 2010 net unrealized losses on state and municipal securities totaled $1.7 million, compared to a net unrealized gain of $0.2 million as of December 31, 2009.  Management believes the decline in values of such investments is not credit related and can be attributed to the continued uncertainty surrounding economic conditions.  As of December 31, 2010 the Company did not believe the decline in the values in municipal investments was other than temporary.

The following table provides additional information related to the OTTI losses the Company has recognized as of December 31, 2010:

	As of December 31, 2010
		OTTI Related
	OTTI Related	to All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$372	$1,584	$1,956
Additional charges on securities for which OTTI was previously recognized	207	(571)	(364)
Less: losses related to OTTI securities sold	(45)	(70)	(115)

Balance, end of the period	$534	$943	$1,477

Those investment securities available for sale which have an unrealized loss position at December 31, 2010 and 2009 are detailed below:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$6,339	$(245)	$96	$(3)	$6,435	$(248)
Mortgage backed securities
Agency	56,164	(469)	2,094	(15)	58,258	(484)
Non-agency	-	-	4,780	(1,344)	4,780	(1,344)
State and municipal securities	38,731	(1,936)	136	(20)	38,867	(1,956)

Total	$101,234	$(2,650)	$7,106	$(1,382)	$108,340	$(4,032)

As of December 31, 2009
Obligations of U.S. government agencies	$-	$-	$104	$(4)	$104	$(4)
Mortgage backed securities
Agency	38,625	(870)	357	(2)	38,982	(872)
Non-agency	-	-	11,618	(2,966)	11,618	(2,966)
State and municipal securities	6,012	(210)	-	-	6,012	(210)

Total	$44,637	$(1,080)	$12,079	$(2,972)	$56,716	$(4,052)

There were ten securities that have been in a loss position for twelve months or longer as of December 31, 2010, compared to twelve as of December 31, 2009.  These unrealized losses can be attributed in large part to continued market volatility as well as general concerns surrounding current and future economic conditions.  As the Company has the ability to hold these securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2010 other than those previously disclosed.

The amortized cost and fair values of investment securities available for sale at December 31, 2010 and 2009, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010		2009
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Due one year or less	$39,815	$40,483	$2,727	$2,752
Due after one year through five years	120,666	121,032	81,236	80,376
Due after five years through ten years	34,020	32,686	16,911	17,020
Due after ten years	32,369	30,765	22,134	21,032

Total	$226,870	$224,966	$123,008	$121,180

Securities having a carrying value and a fair value of $9.9 million and $5.2 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.

Note 3.  Loans

The following table sets forth the balance for each major loan category as of December 31, 2010 and 2009:

	December 31,
(dollar amounts in thousands)	2010	2009
Real Estate Secured
Multi-family residential	$17,637	$20,631
Residential 1 to 4 family	21,804	25,483
Home equity lines of credit	30,801	29,780
Commercial	348,583	337,940
Farmland	15,136	13,079
Commercial
Commercial and industrial	145,811	157,270
Agriculture	15,168	17,698
Other	153	238
Construction
Single family residential	11,525	15,538
Single family residential - Spec.	2,391	3,400
Tract	-	2,215
Multi-family	2,218	2,300
Hospitality	-	14,306
Commercial	27,785	27,128
Land	30,685	52,793
Installment loans to individuals	7,392	8,327
All other loans (including overdrafts)	214	553

Total loans, gross	677,303	728,679

Deferred loan fees	1,613	1,825
Reserve for possible loan losses	24,940	14,372

Total loans, net	$650,750	$712,482

Loans held for sale	$11,008	$9,487

Concentration of Credit Risk

At December 31, 2010 and 2009, $508.6 million and $544.6 million of the Company’s loan portfolio was collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans was $13.4 million and $16.3 million at December 31, 2010 and 2009, respectively.

The Company also originates SBA loans for sale to governmental agencies and institutional investors.  At December 31, 2010 and 2009, the unpaid principal balance of SBA loans serviced for others totaled $6.4 million and $4.4 million, respectively.  The Company recognized gains from the sale of SBA loans was $0.2 million during 2010 and 2009, respectively.  The Company did not recognize gains from the sale of SBA loans in 2008.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the year ended December 31, 2010:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	748	896	-	748	-	988	-
Home equity lines of credit	1,019	1,019	-	1,019	-	508	-
Commercial	18,322	20,539	4,706	13,616	1,085	18,890	67
Farmland	2,626	2,773	-	2,626	-	2,745	-
Commercial						-
Commercial and industrial	5,858	6,474	903	4,955	461	8,010	150
Agriculture	246	384	-	246	-	1,294	-
Other	-	-	-	-	-	-	-
Construction
Single family residential	1,311	1,310	952	359	476	945	-
Single family residential - Spec.	1,250	1,250	-	1,250	-	1,108	-
Tract	-	-	-	-	-	311	-
Multi-family	479	896	-	479	-	481	-
Hospitality	-	-	-	-	-	-	-
Commercial	-	100	-	-	-	245	-
Land	3,371	3,771	1,478	1,893	235	6,935	-
Installment loans to individuals	370	502	-	370	-	396	17
All other loans (including overdrafts)	-	-	-	-	-	-	-

Totals	$35,600	$39,913	$8,039	$27,561	$2,257	$42,855	$234

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company may also consider a loan impaired when based on certain information and events surrounding a borrower, it is determined that the likelihood of the Company receiving all scheduled payments, including interest, when due is remote.

The Company classifies non-accruing loans, loans 90 days or more past due and still accruing, and loans recently classified as troubled debt restructurings as impaired loans.  When loans are placed on non-accrual status, all accrued but uncollected interest is reversed from earnings.  Once on non-accrual status payments received on such loans are generally applied as a reduction of the loan principal balance.  Interest on such loans is only recognized on a cash basis and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $3.0 million, $1.3 million and $0.9 million in 2010, 2009, and 2008, respectively.  The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2010, 2009 and 2008.  Interest income recognized on impaired loans in the table above represents interest the Company recognized on performing troubled debt restructurings.

The provisions of U.S. GAAP permit the valuation allowances reported in the table above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, valuation allowances the Company recorded were determined on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at fair value as of December 31, 2010 and 2009, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

The following table summarizes impaired loan balances for prior periods as presented below:

	December 31,
(dollar amounts in thousands)	2009	2008
Non-accruing loans	$38,170	$18,327
Loans 90 days or more past due	151	348
Troubled debt restructures (exclusive of loans on non accrual)	9,703	52

Total impaired loans	$48,024	$18,727

Imparied loans with a valuation allowance	$6,155	$1,091
Valuation allowance related to impaired loans	$852	$206
Impaired loans without a valuation allowance	$41,869	$17,636

Average recorded investment in impaired loans	$32,781	$14,114
Cash receipts applied to reduce principal balance	$7,042	$1,638

At December 31, 2010 and 2009, $10.4 million and $12.9 million in loans were classified as troubled debt restructurings (“TDRs”), respectively.  Of those balances $2.8 million and $9.7 million were accruing as of December 31, 2010 and 2009, respectively.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  Forgone interest related to TDRs totaled $0.2 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

Credit Quality and Credit Risk Management

The Company manages credit risk not only through extensive risk analyses performed prior to a loan’s funding, but through the ongoing monitoring of loans within the portfolio, and more specifically certain types of loans that generally involve a greater degree of risk, such as commercial real estate, commercial lines of credit, and construction/land loans.  The Company monitors loans in the portfolio with the assistance of a semi-annual independent loan review.  These reviews generally not only focus on problem loans, but also pass credits within certain pools of loans that may be expected to experience stress due to economic conditions.

This process allows the Company to validate credit ratings, underwriting structure, and the Company’s estimated exposure in the current economic environment as well as enhance communications with borrowers where necessary in an effort to mitigate potential future losses.

The Company has a credit committee, chaired by the Chief Credit Officer and is comprised of other senior level credit officers.  The credit committee establishes the Company’s desire for funding certain types of credit and regularly reviews the Company’s position with respect to credit quality pursuant to the Company’s lending policy.  The Company’s lending policy is established by the Chief Credit Officer and is reviewed annually by the Board of Directors for approval.  The lending policy establishes underwriting criteria, sets portfolio concentration limits, provides criteria for the proper risk grading of loans, requires internal reviews of all pass graded credits meeting certain criteria, and contains requirements concerning the identification of and regular monitoring of problem loans.

The policy also provides that analyses shall be conducted on all significant problem loans at least quarterly, in order for the Company to properly estimate its potential exposure to loss associated with such credits in a timely manner.  The policy also provides that a detailed listing of all problem loans be provided to the Company’s credit committee on a regular basis.  Additionally, the Company maintains a subset of pass list loans designated as “watch” loans, that for any of a variety of reasons, Management believes require additional regular review.  Pass graded loans which are designated as watch credits are more heavily scrutinized than other pass rated credits in the portfolio, so that any potential weaknesses that may develop in such credits are more quickly identified, thereby serving to mitigate potential losses.

Pursuant to the Company’s lending policy, all loans in the portfolio are assigned a risk rating, which allows Management, among other things, to identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are generally assigned based on information concerning the borrower, and the strength of the collateral.  Risk grades are reviewed regularly by the Company’s credit committee, and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations.  The Company grades all loans as either: (i) pass, (ii) special mention, (iii) substandard, and (iv) doubtful.

The following provides brief definitions for credit ratings assigned to loans in the portfolio:

•                  Pass – strong credit quality with adequate collateral or secondary source of repayment and little existing or known weaknesses, however may include credits with exposure to certain factors that may adversely impact the credit if they materialize.  Such factors may be credit / relationship specific or general to an entire industry.

•                  Special Mention – credits that have potential weaknesses that deserve Management’s close attention.  If not corrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit at some future date.

•                  Substandard – credits that have a defined weakness or weaknesses which may jeopardize the orderly liquidation of the loan through cash flows, making it likely that repayment may have to come from some other source, such as the liquidation of collateral.  The Company is more likely to incur losses on substandard credits if the weakness or weaknesses identified in the credit are not corrected.

•     Doubtful – credits that possess the characteristics of a substandard credit, but because of certain existing deficiencies related to the credit, full collection is highly questionable.  The probability of incurring some loss on such credits is high, but because of certain important and reasonably specific pending factors which may work to the advantage of strengthening the credit, charge-off is deferred until such time the Company becomes reasonably certain that certain pending factors related to the credit will no longer provide some form of benefit.

The Company has a Special Assets department whose primary responsibility is to manage the workout and recovery operations with respect to problem assets.  When a loan is downgraded to substandard status or below, it becomes the responsibility of the Special Assets department.  The objective of the Special Assets department is to then work with the borrower to bring resolution to the weaknesses identified in the credit, or if necessary, provide the Company with a strategy for exiting the relationship, such as the repossession and subsequent liquidation of collateral.  All non-accruing loans are placed under the supervision of the Special Assets department.

Loans typically move to non-accruing status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains updated appraisal information on the underlying collateral. Once the updated appraisal is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses if Management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loan have been charged-off.  If upon a loan’s migration to non-accruing status appraisals obtained while the loan was classified as substandard are deemed to be out dated, the Company typically orders new appraisals on underlying collateral in order to have the most current indication of fair value.  If a complete appraisal is expected to take a significant amount of time to complete, while waiting for an appraisal, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value at the time of decision to classify the loan as substandard and/or non-accruing.  Once a loan is placed on non-accruing status an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2010:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$17,637	$17,637	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	21,804	20,054	282	1,468	-	-	-	-	748	-
Home equity lines of credit	30,801	29,575	89	1,137	-	40	24	-	1,019	-
Commercial	348,583	266,232	33,786	47,000	1,565	1,212	-	-	17,752	570
Farmland	15,136	8,980	2,693	3,463	-	-	-	-	2,626	-
Commercial
Commercial and industrial	145,811	131,594	2,166	10,835	1,216	284	26	-	3,921	1,937
Agriculture	15,168	12,062	2,555	551	-	-	-	-	246	-
Other	153	153	-	-	-	-	-	-	-	-
Construction
Single family residential	11,525	9,399	816	1,310	-	-	-	-	1,311	-
Single family residential - Spec.	2,391	-	1,141	1,250	-	-	-	-	1,250	-
Tract	-	-	-	-	-	-	-	-	-	-
Multi-family	2,218	-	1,739	-	479	-	-	-	479	-
Hospitality	-	-	-	-	-	-	-	-	-	-
Commercial	27,785	27,287	498	-	-	-	-	-	-	-
Land	30,685	16,618	9,213	4,854	-	-	-	-	3,371	-
Installment loans to individuals	7,392	7,009	8	375	-	10	-	-	96	274
All other loans (including overdrafts)	214	214	-	-	-	-	-	-	-	-

Totals	$677,303	$546,814	$54,986	$72,243	$3,260	$1,546	$50	$-	$32,819	$2,781

Note 4.  Allowance for Loan Losses

The Company has established an allowance for loan losses to account for probable incurred losses inherent in the loan portfolio as of the date of the balance sheet.  The allowance is comprised of three components, specific credit allocation, general portfolio allocation, and a subjectively determined allocation.  The specific credit allocation is assigned to loans that have been individually evaluated for impairment, such as loans placed on non-accrual status and any other loan which Management has identified as impaired.  The general portfolio allocation is determined by collectively evaluating pools of loans for impairment.  The subjectively determined allocation is determined through judgments the Company makes regarding certain qualitative factors that may impact the credit quality of various segments of the loan portfolio.

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when based on certain information and events surrounding a borrower, it is determined that the likelihood of the Company receiving all scheduled payments, including interest, when due is remote.  Once a loan is classified as impaired, the Company places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

General Portfolio Allocation

The general portfolio allocation of the allowance is determined by pooling performing loans by collateral type and purpose, such as the stratification presented in Note 3.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.

Subjectively Determined Allocation

The subjectively determined allocation of the allowance is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the quality of loan review as well as any other factor determined by Management to have an impact on the credit quality of the loan portfolio.  External factors include local state and national economic and business conditions.  While Management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of Management’s expectations.

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

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2010:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2009	$6,851	$4,814	$1,007	$1,644	$40	$16	$14,372
Charge-offs	(5,500)	(13,738)	(1,259)	(3,113)	(243)	-	(23,853)
Recoveries	120	1,436	10	1,311	13	-	2,890
Provisions for loan losses	10,414	16,995	1,595	2,158	356	13	31,531

Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Amount of allowance attributed to:
Specifically evaluated impaired loans	$1,085	$461	$476	$235	$-	$-	$2,257
General portfolio allocation	$10,800	$9,046	$877	$1,765	$166	$29	$22,683

Loans individually evaluated for impairment	$20,260	$2,503	$2,560	$3,372	$94	$-	$28,789
Specific reserves to total loans individually evaluated for impairment	5.36%	18.42%	18.59%	6.97%	0.00%	0.00%	7.84%
Loans collectively evaluated for impairment	$413,701	$158,629	$41,359	$27,313	$7,298	$214	$648,514
General reserves to total loans collectively evaluated for impairment	2.61%	5.70%	2.12%	6.46%	2.27%	13.55%	3.50%

Total gross loans	$433,961	$161,132	$43,919	$30,685	$7,392	$214	$677,303
Total allowance to gross loans	2.74%	5.90%	3.08%	6.52%	2.25%	13.55%	3.68%

The following table summarizes activity in the allowance for loan losses for the prior periods presented:

	For the years ended December 31,
(dollar amounts in thousands)	2009	2008
Balance at beginning of period	$10,412	$6,143
Provision for loan losses	24,066	12,215
Loans charged-off:
Commercial real estate	339	340
Residential 1-4 family	558	555
Commercial and industrial	5,816	3,854
Agriculture	2,224	-
Construction	2,218	1,837
Land	8,886	1,434
Other	163	56

Total charge-offs	20,204	8,076

Recoveries	98	130

Balance at end of period	$14,372	$10,412

Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions.  The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors Management regularly considers when evaluating the adequacy of the allowance:

•  Real estate secured – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1-4 family residential properties.  Also included in this segment are equity lines of credit secured by real estate.  As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type.  Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties.  These factors in conjunction with a decline in real estate prices may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

•  Commercial and Industrial – consist primarily of commercial and industrial loans (business lines of credit), agriculture loans, and other commercial purpose loans.  Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made.  Adverse changes in economic conditions may result in a decline in business activity, which can impact a borrower’s ability to continue to make scheduled payments.  The risk of repayment of agriculture loans arises largely from factors beyond the control of the Company or the related borrower, such as commodity prices and weather conditions.

•  Construction / Land segments – construction and land loans generally possess a higher inherent risk of loss than other portfolio segments.  Risk arises from the necessity to complete projects within specified cost and time limits.  Trends in the construction industry may also impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of future construction projects.

•  Installment – the installment loan portfolio is comprised primarily of a large number of small loans with scheduled amortization over a specific period. The majority of installment loans are made for consumer and business purchases.  Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

Note 5.  Other Real Estate Owned (“OREO”)

The following table summarizes the change in the balance of other real estate owned for the years ended December 31, 2010 and 2009:

	For the years ended
	December 31,
(dollar amounts in thousands)	2010	2009
Beginning balance	$946	$1,337
Additions	13,280	9,595
Dispositions	(3,906)	(8,521)
Write-downs	(3,652)	(1,465)

Ending balance	$6,668	$946

Note 6.  Property, Premises and Equipment

At December 31, 2010 and 2009, property, premises and equipment consisted of the following:

	December 31,
(dollar amounts in thousands)	2010	2009
Land	$1,240	$1,240
Furniture and equipment	9,194	8,574
Building and improvements	6,871	6,789
Construction in progress	122	4

Total cost	17,427	16,607

Less: accumulated depreciation and amortization	11,051	9,828

Total property, premises and equipment	$6,376	$6,779

Depreciation expense totaled $1.3 million, $1.2 million and $1.1 million for the years ended 2010, 2009 and 2008, respectively. The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022.  See Note 11. Commitments and Contingencies, of these consolidated financial statements for a more detailed discussion regarding the Company’s operating lease obligations.

Note 7.  Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets.  The balance of goodwill at December 31, 2010 was $11.0 million, unchanged from that reported at December 31, 2009.  As discussed in Note 1. Summary of Significant Accounting Policies, of these consolidated financial statements, the Company’s annual test for impairment of goodwill was performed with the assistance of an independent third party and indicated the value of goodwill was not impaired as of December 31, 2010.

Core deposit intangible (“CDI”) assets are subject to amortization.  Amortizations for 2010, 2009 and 2008 were $0.5 million, $1.0 million and $0.9 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of core deposit intangibles and provides an estimate for future amortization as of December 31, 2010:

	Gross Carrying	Accumulated	Net Carrying
(dollar amounts in thousands)	Amount	Amortization	Amount
Core deposit intangible	$6,320	$(4,193)	$2,127

	Beginning	Estimated	Ending
Period	Balance	Amortization	Balance
Year 2011	$2,127	$(653)	$1,474
Year 2012	$1,474	$(757)	$717
Year 2013	$717	$(717)	$-

Note 8.  Time Deposit Liabilities

The following table provides a summary for the maturity of the Bank’s time certificates of deposit as of December 31, 2010:

	Amount Due
(dollar amounts in thousands)	2011	2012	2013	2014	2015	Total
Time certificates of deposit	$152,557	$59,889	$15,215	$981	$2,704	$231,346

Note 9.  Borrowings

The Bank has several sources from which it may obtain borrowed funds, including two sources that it considers primary in obtaining secondary funding, Federal Funds purchased through arrangements it has established with correspondent banks and advances from the Federal Home Loan Bank.  Borrowing may be obtained for a variety of reasons including daily liquidity needs and balance sheet growth.  Additionally, the Bank had a collateralized borrowing line with the Federal Reserve Bank in the amount of $12.1 million as of December 31, 2010.   The following provides a summary of the borrowing available to the Bank and Company as well borrowings that were outstanding as of December 31, 2010:

Federal Funds Purchased - The Bank has borrowing lines with correspondent banks totaling $15.0 million as of December 31, 2010 and 2009.  As of December 31, 2010, there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank Advances - At December 31, 2010, the Bank had the following borrowings with the FHLB, the majority of which are collateralized by loans:

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$35,000	0.17%	Variable	1/31/2011
3,500	0.46%	Fixed	12/12/2011
3,500	0.85%	Fixed	12/10/2012
3,000	1.28%	Fixed	12/10/2013

$45,000	0.32%

At December 31, 2010, $366.5 million in loans were pledged as collateral to the FHLB for the borrowings presented in the table above.  Additionally, the Bank has an $11.7 million letter of credit with the FHLB secured by loans.  At December 31, 2010, the Bank had a remaining borrowing capacity with existing collateral of $96.7 million secured by loans and securities.

Other Secured Borrowings – The Bank currently originates and sells Small Business Administration (“SBA”) loans which have an initial 90 day guarantee period after the sale date during which non-performance by the borrower may require the repurchase of the note by the Bank from the investor.  GAAP requires the Bank to leave the principal balance of the note on its balance sheet and record a corresponding secured borrowing for the sold portion of the note until the guarantee period has ended, at which time the Bank may record the sale of the loan.  As of December 31, 2010, the Bank had no such secured borrowings on its balance sheet.  During 2011 the SBA plans to remove the 90 day guarantee period from its purchase contracts thereby eliminating the need for the Bank to record secured borrowings on these particular loan sales going forward.

Junior Subordinated Debentures

On October 27, 2006, the Company issued $8.2 million of Floating Rate Junior Subordinated Debt Securities to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debentures are subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the issuance of these securities for general corporate purposes, which include among other things, capital contributions to the Bank, investments, payment of dividends, and repurchases of our common stock.

On September 20, 2007, the Company issued $5.2 million of Junior Subordinated Deferrable Interest Debentures to Heritage Oaks Capital Trust III (“Trust III”), a statutory trust created under the laws of the State of Delaware.  These debentures issued to Trust III were subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First National Bank, for general corporate purposes, and for capital contributions to the Bank.  In June 2010, the Company repurchased $5.0 million in face amount trust preferred securities issued by Trust III, and the related $5.2 million junior subordinated debentures issued by the Company.  The repurchase resulted in a pre-tax gain of approximately $1.7 million.  Trust III was dissolved in December 2010.

At December 31, 2010, the Company had a total of $8.2 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding, issued to Heritage Oaks Capital Trust II.  The debt securities can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in Heritage Oaks Capital Trust II, totaling $248 thousand.  The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Heritage Oaks Capital Trust II is payable quarterly at a variable rate of 3-month LIBOR plus 1.72%.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trust II as of December 31, 2010:

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

During the second quarter of 2010, the Company elected to defer interest payments on its outstanding junior subordinated debentures in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result during 2010 the Company accrued but has not paid approximately $132 thousand in interest on $8.2 million in borrowing associated with Heritage Oaks Capital Trust II.  For more information concerning the Written Agreement, please see Note 22. Regulatory Order and Written Agreement, of these consolidated financial statements.

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trust II into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company’s Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.  At December 31, 2010, the Company included $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

Note 10.  Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2009, 2008, and 2007 are open to audit by federal authorities and our California returns are open to audit for the years ended December 31, 2009, 2008, 2007, and 2006.  The following table provides a summary for the current and deferred amounts of the Company’s income tax provision (benefit) for the years ended December 31, 2010, 2009, and 2008:

	For The Years Ended December 31,
(dollar amounts in thousands)	2010	2009	2008
Current:
Federal	$6,553	$(2,951)	$1,192
State	2,253	(18)	831

Total current provision / (benefit)	8,806	(2,969)	2,023

Deferred:
Federal	(8,535)	(1,446)	(898)
State	(2,031)	(1,410)	(628)

Total deferred (benefit) / provision	(10,566)	(2,856)	(1,526)

Total income tax (benefit) / provision	$(1,760)	$(5,825)	$497

The table below summarizes the Company’s net deferred tax asset as of December 31, 2010 and 2009:

	December 31,
(dollar amounts in thousands)	2010	2009
Deferred tax assets
Reserves for loan losses	$18,161	$6,444
Forgone interest on non-accrual loans	853	599
Fixed assets	227	102
Accruals	472	140
Alternative minimum tax credit	18	18
Deferred income	2,191	2,440
Deferred compensation	1,971	1,718
Net operating loss carryforward	958	949
Investment securities valuation	864	820
Other than temporary impairment	225	167
Other real estate owned	1,582	78
Realized built-in loss subject to § 382	4,293	-
Charitable contribution	28	28
	31,843	13,503
Valuation allowance	(7,105)	-

Total deferred tax assets	24,738	13,503

Deferred tax liabilities
Fair value adjustment for purchased assets	781	864
Deferred costs, prepaids and FHLB advances	857	908
State deferred tax	1,937	1,178

Total deferred tax liabilities	3,575	2,950

Net deferred tax assets	$21,163	$10,553

Deferred Tax Assets Valuation Allowance

U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified.  U.S. GAAP provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also limits projections of future taxable income to that which can be estimated over a reasonable amount of time.  The pre-tax losses the Company reported in 2010 and 2009 provided significant negative evidence to support the Company’s position that a portion of its deferred tax assets would not be realized as of December 31, 2010.  As a result, the Company recorded a partial valuation allowance of approximately $7.1 million for its deferred tax assets in 2010 through a charge to income tax expense.

The Company’s determination of the valuation allowance for a portion of its deferred tax assets was based on an analysis of cumulative pre-tax losses over a three year horizon, including those reported in 2010, a projection of future taxable income over a period of time the Company believed to be reasonably estimable (“the projection period”), and a detailed analysis to determine the amount of the deferred tax asset expected to be realized over the projection period.  The ultimate realization of the Company’s deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences reverse.  Given the Company was in a three year cumulative pre-tax loss position as of December 31, 2010, it became less likely the Company would generate enough future taxable income over the projection period in order for all of its deferred tax assets to be realized.

Companies are subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of pre-change in control net operating loss (“NOL”) carry-forwards as well as the ability to use certain unrealized built-in losses as tax deductions (as determined by Section 382 testing).  As a result of the Company’s March 2010 private placement, a change in control was deemed to have occurred under Section 382.  Under Section 382, the annual limitation on the Company’s ability to utilize such NOL carry forwards and built in losses will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of the Company’s common stock and TARP preferred stock immediately before the change in control.  The Company’s ability to utilize deductions related to credit losses during the twelve month period following the change in control is also limited under Section 382, in conjunction with net operating loss carry-forwards, to the extent that such deductions reflect a net loss that was “built-in” to the Company’s assets immediately prior to the ownership change.  Furthermore, the Company is also limited on utilization of deductions other than credit losses (e.g. loss on sale of securities) to the extent those losses were determined to be “built in” at the Section 382 change in control date for the five-year period following such date.  Limitations placed on the Company’s ability to deduct certain significant items for tax purposes further supported the Company’s position that a portion of its deferred tax assets would not be realized as of December 31, 2010.

The deferred tax assets for which there is no valuation allowance relate to amounts that are expected to be realized through subsequent reversals of existing taxable temporary differences over the projection period.  The accounting for deferred taxes is based on an estimate of future results.  Differences between anticipated and actual outcomes of these future tax consequences could have an impact on the Company’s consolidated results of operations or financial position.  The Company’s deferred tax assets will be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.  The Company will analyze changes in near-term market conditions and consider both positive and negative evidence as well as other factors which may impact future operating results in making any decision to adjust the valuation allowance in future periods.

The following table reconciles the statutory federal income tax (benefit)/expense and rate to Company’s effective income tax (benefit)/expense and rate for the years ended December 31, 2010, 2009, and 2008:

	2010		2009		2008
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
(Benefit) / tax provision at federal statutory tax rate	$(6,762)	(35.0)	$(4,377)	(34.0)	$728	34.0
State income taxes, net of federal income tax benefit	(1,372)	(7.1)	(942)	(7.3)	134	6.3
Deferred tax asset valuation allowance	7,105	36.8	-	-	-	-
Bank owned life insurance	(182)	(0.9)	(148)	(1.1)	(139)	(6.5)
Tax exempt income, net of interest expense	(492)	(2.6)	(383)	(3.0)	(282)	(13.2)
Other, net	(57)	(0.3)	25	0.2	56	2.6

Total income tax (benefit) / provision	$(1,760)	(9.1)	$(5,825)	(45.2)	$497	23.2

As part of the bank acquisitions in 2003 and 2007, the Company has approximately $0.5 million and $1.1 million of net operating losses (“NOL”) available for carry-forward for federal and state tax purposes, respectively, at December 31, 2010.  Additionally, the Company has approximately $6.2 million in NOL available for carry-forward for state tax purposes related to operating losses the Company incurred during 2009.  The realization of the NOL is limited for federal tax purposes and for state tax purposes under current tax law.  Any amount not utilized for federal tax purposes and state tax purposes will expire in various years through 2020 and 2013, respectively.  The Company also has $18 thousand in alternative minimum tax credit that has no expiration date and a charitable contribution NOL set to expire in 2014.

Note 11.  Commitments and Contingencies

The Company, from time to time is involved in various litigation.  In the opinion of Management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

Commitments to Extend Credit

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis and the amount of collateral obtained, if deemed necessary by the Bank, is based on Management’s credit evaluation of the customer.  The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as is done for loans reflected in the consolidated financial statements.

As of December 31, 2010 and 2009, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	December 31,
(dollar amounts in thousands)	2010	2009
Commitments to extend credit	$141,331	$151,900
Standby letters of credit	16,080	17,678

Total commitments and standby letters of credit	$157,411	$169,578

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At December 31, 2010, the Company had $25.1 million in fixed rate commitments and $132.3 million in variable rate commitment and standby letters of commitment.

Other Commitments

The following table provides a summary of the future minimum lease payments the Bank is expected to make based upon obligations at December 31, 2010:

	Due	Due	Due	Due	Due	Due More
(dollar amounts in thousands)	2011	2012	2013	2014	2015	Than 5 Years	Total
Non-cancelable operating leases	$2,188	$1,871	$1,582	$1,345	$1,188	$6,175	$14,349

The Company has leases that contain options to extend for periods from five to twenty years.  Options to extend which have been exercised and the related lease commitments are included in the table above.  Total rent expense charged for leases during the reporting periods ended December 31, 2010, 2009, and 2008, were approximately $2.4 million, $2.4 million and $2.3 million, respectively.

At December 31, 2010, the Company had two subleases in place.  These subleases are for various terms and accounted for an approximate $70 thousand credit to rental expense during 2010.  The Company currently expects to receive sublease revenue for 2011 and 2012 of $44 thousand and $25 thousand, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, the Company and the Bank meet all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. However, on March 4, 2010, the Bank entered into a Consent Order with the FDIC that requires higher levels of Tier I Leverage and Total Risk Based ratios. See also Note 22.  Regulatory Order and Written Agreement, of these consolidated financial statements, for additional information related to the Consent Order.

As of the most recent regulatory examination the Company and the Bank were designated as well capitalized by its regulators.

The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2010 and 2009:

	Actual		Capital Needed For Adequacy Purposes		Capital Needed To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollar amounts in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2010
Total capital to risk-weighted assets:
Company	$114,892	15.21%	$60,411	8.0%	N/A	N/A
Heritage Oaks Bank	$111,235	14.75%	$60,332	8.0%	$75,415	10.0%

Tier I capital to risk-weighted assets:
Company	$105,258	13.94%	$30,205	4.0%	N/A	N/A
Heritage Oaks Bank	$101,613	13.47%	$30,166	4.0%	$45,249	6.0%

Tier I capital to average assets:
Company	$105,258	10.83%	$38,870	4.0%	N/A	N/A
Heritage Oaks Bank	$101,613	10.52%	$38,622	4.0%	$48,278	5.0%

As of December 31, 2009
Total capital to risk-weighted assets:
Company	$86,522	10.85%	$63,796	8.0%	N/A	N/A
Heritage Oaks Bank	$81,450	10.23%	$63,690	8.0%	$79,612	10.0%

Tier I capital to risk-weighted assets:
Company	$76,497	9.59%	$31,898	4.0%	N/A	N/A
Heritage Oaks Bank	$71,441	8.97%	$31,845	4.0%	$47,767	6.0%

Tier I capital to average assets:
Company	$76,497	8.24%	$37,141	4.0%	N/A	N/A
Heritage Oaks Bank	$71,441	7.74%	$36,940	4.0%	$46,176	5.0%

As disclosed in Note 9. Borrowings, of these consolidated financial statements, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes.  At December 31, 2010 and 2009, the Company included $8.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

Additionally, it should be noted that based on the regulatory definition of Tier I and Total Risk Based capital, the Company and Bank are subject to certain limitations with regard to the amount of the allowance for loan losses that may be included in the calculation of Total Risk Based capital as well as the level of deferred tax assets that may be considered in the calculation of Tier I and Total Risk Based capital calculations.  At December 31, 2010, the amount of the Bank’s allowance for loan losses not qualified for inclusion totaled approximately $15.6 million for the Bank and the Company.  The amount of the Company’s deferred tax assets not qualified for inclusion totaled approximately $12.2 million for the Bank and $11.9 million for the Company as of December 31, 2010.

Note 13.  Salary Continuation Plan

The Company established salary continuation agreements with certain senior and executive officers, as authorized by the Board of Directors.  These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  At December 31, 2010 and 2009, the present value of the Company’s liability under these Agreements was $3.0 million and $2.7 million, respectively, and is included in other liabilities in the Company’s consolidated financial statements.  For the years ended December 31, 2010, 2009 and 2008, expenses associated with the Company’s salary continuation plans were $383 thousand, $327 thousand and $425 thousand, respectively.  The Company maintains life insurance policies, which are intended to fund all costs associated with the agreements.  The cash surrender values of these life insurance policies totaled $13.8 million and $12.5 million, at December 31, 2010 and 2009, respectively.

Note 14.  Employee Benefit Plans

During 1994, the Company established a savings plan for employees that allow participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  Employee contributions are matched up to 25 percent of the employee’s contribution.  Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.  Expenses the Company incurred associated with the plan were $164 thousand, $154 thousand and $209 thousand, for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year.  The amount of the Company’s annual contribution to the ESOP is at the discretion of the Board of Directors.  The Company made no contributions to the plan during 2010, 2009 and 2008.

Note 15.  Share-Based Compensation Plans

At December 31, 2010, the Company had share-based compensation awards outstanding under two share-based compensation plans, which are described below:

The “2005 Equity Based Compensation Plan”

The 2005 Equity Based Compensation Plan (the “2005 Plan”) authorizes the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards.  The 2005 Plan provides for a maximum of ten percent (10%) of the Company’s issued and outstanding shares of common stock as of March 25, 2005 and adjusted on each anniversary thereafter to be ten percent (10%) of the then issued and outstanding number of shares.  As of December 31, 2010, the maximum number of shares that were available for issuance from the 2005 Plan was 110,742.

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

Restricted Stock Awards

The Company grants restricted stock periodically as a part of the 2005 Plan for the benefit of employees.  Restricted shares issued typically “cliff” vest in a period of three to five years.

The following table summarizes activity with respect to restricted share-based compensation for the years ended December 31, 2010, 2009 and 2008:

		Average Grant
	Shares	Date Fair Value
Balance December 31, 2007	69,615	$18.05
Granted	1,050	12.14
Vested	-	-
Forfeited/expired	(6,904)	18.24

Balance December 31, 2008	63,761	$17.93
Granted	-	-
Vested	-	-
Forfeited/expired	(5,247)	17.69

Balance December 31, 2009	58,514	$17.96
Granted	26,565	3.10
Vested	-	-
Forfeited/expired	(7,428)	18.24

Balance December 31, 2010	77,651	$12.85

Compensation costs related to restricted stock awards are charged to earnings (included in salaries and employee benefits) over the vesting period of those awards.  The total income tax benefit recognized related to restricted stock compensation was $35 thousand, $67 thousand and $74 thousand for the years ended December 31, 2010, 2009 and 2008.  No restricted shares vested during 2010, 2009 and 2008.  At December 31, 2010, there was a total of $100 thousand of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

The following table provides a summary of information related to the Company’s stock option awards for the years ended December 31, 2010, 2009 and 2008:

		Average		Options	Average
		Exercise	Options	Available for	Fair Value
	Shares	Price	Exercisable	Grant	Options Granted
Balance at December 31, 2007	463,160	$8.36	379,848	454,472	$4.19
Granted	29,150	10.97
Forfeited	(7,910)	8.20
Expired	(2)	4.42
Exercised	(75,568)	4.05

Balance at December 31, 2008	408,830	$9.34	331,742	516,294	$4.64
Granted	58,590	5.31
Forfeited	(2,561)	3.73
Exercised	(24,121)	3.73

Balance at December 31, 2009	440,738	$9.15	346,333	462,584	$4.57
Granted	328,423	3.11
Forfeited	(17,364)	10.28
Exercised	(11,260)	3.73

Balance at December 31, 2010	740,537	$6.53	360,671	110,742	$3.24

The total intrinsic value (the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised in all plans during the three years ended 2010, 2009 and 2008 was $0, $39 thousand and $0.3 million, respectively.  The intrinsic value of options outstanding in all plans at December 31, 2010 was approximately $60 thousand.  There was no intrinsic value for options outstanding as of December 31, 2009 and 2008.  Given the weighted average exercise price of exercisable options was higher than the Company’s stock price at December 31, 2010, 2009 and 2008, there was substantially no intrinsic value for options exercisable as of those dates.

The Company received income tax benefits of $9 thousand and $115 thousand for the years ended December 31, 2009 and 2008, respectively, related to the exercise of non-qualified employee stock options, and disqualifying dispositions in the exercise of incentive stock options.  The Company did not record tax benefits related to the exercise of options in 2010.

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards.  The table below also shows the remaining expense associated with those awards as of and for the years ended December 31, 2010, 2009 and 2008:

	For The Years Ended December 31,
(dollar amounts in thousands)	2010	2009	2008
Share-based compensation expense:
Stock option expense	$218	$177	$202
Restricted stock expense	86	162	181

Total expense	$304	$339	$383
Unrecognized compensation expense:
Stock option expense	$519	$247	$277
Restricted stock expense	100	239	493

Total unrecognized expense	$619	$486	$770

As of December 31, 2010, there was a total of $0.5 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.5 years.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during 2010, 2009 and 2008 using the Black-Scholes option pricing model:

	2010	2009	2008
Expected volatility	43.75%	36.57%	35.50%
Expected term (years)	7	10	10
Dividend yield	0.00%	0.00%	2.40%
Risk free rate	2.04%	3.18%	3.53%

Weighted-average grant date fair value	$1.48	$2.78	$3.88

The table above presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  The Black-Scholes model incorporates a range of assumptions for inputs that are disclosed in the table above.  Expected volatilities are based on the daily historical stock price over the expected life of the option.  The expected term of options granted is derived from the output of the model and represents the period of time that options granted are expected to be outstanding.  Dividend yields are estimated based on the dividend yield on the Company’s common stock at the time of grant.  The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company recognizes share-based compensation costs on a straight line basis over the vesting period of the award, which is typically a period of 3-5 years.  The Company estimates forfeiture rates based on historical employee option exercise and termination experience.

Estimates of fair value derived from the Company’s use of the Black-Scholes pricing model are theoretical values for stock options and changes in the assumptions used in the models could result in different fair value estimates.  The actual value of the stock options granted will depend on the market value of the Company’s common stock when the options are exercised.

Note 16.  Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company.  These loans were made and deposits were taken in the ordinary course of business and, in Management’s opinion, were made at prevailing rates and terms.

The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2010 and 2009:

	For The Years Ended December 31,
(dollar amounts in thousands)	2010	2009
Outstanding balance, beginning of year	$24,317	$28,460
Additional loans made	17,335	8,624
Repayments	(16,726)	(12,767)

Outstanding balance, end of year	$24,926	$24,317

Deposits from related parties held by the Bank at December 31, 2010 and 2009 amounted to $6.9 million and $5.8 million, respectively.

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

Additionally, as disclosed in Note 22. Regulatory Order and Written Agreement, of these consolidated financial statements, the Bank and Company are currently operating under a Consent Order by the FDIC and DFI as well as a Written Agreement with the Federal Reserve Bank of San Francisco.  The Consent Order and Written Agreement contain provisions that prohibit the Bank from paying any dividends or other forms of payment that may represent a reduction in the Bank’s equity to the Holding Company.

Note 18.  Fair Value of Assets and Liabilities

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs.  Observable inputs generally reflect readily available market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data.  Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy. This hierarchy is based on the quality and reliability of the information used to determine fair value.  Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market and that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, residential mortgage loans held for sale, OREO, and impaired loans whose fair value was derived from obtaining observable market data for underlying collateral.

Level 3 - Valuations are based on at least one significant unobservable input that is supported by little or no market activity and is significant to the fair value measurement of the asset or liability.  Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes mortgage servicing assets, and certain impaired loans whose fair values may not be readily extrapolated from observable market data for underlying collateral.

The Company used the following methods and significant assumptions to estimate fair value:

Securities - The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges or matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the security’s relationship to other benchmark quoted securities.

Loans Held For Sale - The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired Loans - The Company determines the fair value of impaired loans using an updated appraisal of the underlying collateral securing such loans, or in some cases an observable market price for similar collateral if an appraisal is expected to an extended period of time to complete.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At December 31, 2010, the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to the Company less costs to sell.

Other Real Estate Owned and Foreclosed Collateral - Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category.  The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or Management’s estimation of value.  When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2.  When appraised values are not available, there is no observable market price for similar assets, or Management determines the fair value of the asset is further impaired below appraised values or observable market prices, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using
(dollar amounts in thousands) As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets At Fair Value
Assets
Obligations of U.S. government agencies	$-	$6,436	$-	$6,436
Mortgage backed securities:
Agency	-	160,617	-	160,617
Non-agency	-	9,059	-	9,059
Obligations of state and muncipal securities	-	47,462	283	47,745
Other securities	-	1,109	-	1,109

Total assets measured on a recurring basis	$-	$224,683	$283	$224,966

As of December 31, 2009
Assets
Obligations of U.S. government agencies	$-	$104	$-	$104
Mortgage backed securities:
Agency	-	77,950	-	77,950
Non-agency	-	20,153	-	20,153
Obligations of state and muncipal securities	-	22,127	737	22,864
Other securities	-	109	-	109

Total assets measured on a recurring basis	$-	$120,443	$737	$121,180

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2010:

(dollars in thousands)	Beginning Balance	Gains Included in OCI (1)	Purchases, Issuances, and Settlements	Sales and Maturities	Ending Balance
December 31, 2010
Obligations of state and muncipal securities	$737	$(10)	$-	$(444)	$283
December 31, 2009
Obligations of state and muncipal securities	$774	$(37)	$-	$-	$737

The assets presented under level 3 of the fair value hierarchy represent available for sale investment securities in the form of certificates of participation where an active market for such securities is not currently available.

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using
(dollar amounts in thousands) As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets At Fair Value	Total Gains/(Losses)
Assets
Impaired loans	$-	$33,343	$-	$33,343	$(2,691)
Loans held for sale	-	11,008	-	11,008	-
Other real estate owned	-	6,668	-	6,668	(3,447)
Goodwill	-	-	11,049	11,049	-

Total assets measured on a non-recurring basis	$-	$51,019	$11,049	$62,068	$(6,138)

As of December 31, 2009
Assets
Impaired loans	$-	$47,172	$-	$47,172	$(20,204)
Loans held for sale	-	9,487	-	9,487	-
Other real estate owned	-	946	-	946	-
Goodwill	-	-	11,049	11,049	-

Total assets measured on a non-recurring basis	$-	$57,605	$11,049	$68,654	$(20,204)

During the fiscal year ended December 31, 2010, the carrying amount of goodwill assets were compared to the fair value of such assets.  The Company determined that goodwill assets were not impaired and that carrying amount of those assets as of December 31, 2010 approximates their fair value.

Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The estimated fair value of financial instruments at December 31, 2010 and 2009 is summarized in the table below:

	2010		2009
	Carrying		Carrying
(dollar amounts in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$22,951	$22,951	$40,738	$40,738
Interest-bearing deposits	119	119	119	119
Investments and mortgage-backed securities	224,966	224,966	121,180	121,180
Federal Home Loan Bank stock	5,180	5,180	5,828	5,828
Loans receivable, net of deferred fees and costs	675,690	678,916	726,854	731,045
Loans held for sale	11,008	11,008	9,487	9,487
Bank owned life insurance	13,843	13,843	12,549	12,549
Accrued interest receivable	3,986	3,986	3,639	3,639
Liabilities
Non interest-bearing deposits	182,658	182,658	174,635	174,635
Interest-bearing deposits	615,548	617,296	600,830	596,782
Federal Home Loan Bank advances	45,000	45,025	65,000	65,180
Junior subordinated debentures	8,248	7,713	13,403	12,390
Accrued interest payable	423	423	590	590

The Company has financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.

The estimated fair value of these financial instruments at December 31, 2010 and 2009 is summarized in the table below:

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$157,411	$1,574	$169,578	$1,696

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets due to the short-term nature of the assets.

Interest Bearing Deposits at Other Financial Institutions - The carrying amounts reported in the balance sheet for interest bearing deposits at other financial institutions approximates the fair value of these assets due to the short-term nature of the assets.

Investments Including Federal Home Loan Bank Stock and Mortgage-Backed Securities - Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Fair values for holdings of Federal Home Loan Bank stock is based on carrying amounts due to the redemption provisions.

Loans, Loans Held for Sale, and Accrued Interest Receivable - For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate loans and loans that possess a rate variable other than daily) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  The carrying amount of accrued interest receivable approximates its fair value.

Bank Owned Life Insurance - Fair values are based on current cash surrender values at each reporting date provided by the underlying insurers.

Federal Home Loan Bank Advances - The fair value disclosed for FHLB advances is determined by discounting contractual cash flows at current market interest rates for similar instruments.

Interest Bearing Deposits and Accrued Interest Payable - The fair values disclosed for interest bearing deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, the carrying amounts).  The fair values for certificates of deposit are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.  The carrying amount of accrued interest payable approximates its fair value.

Junior Subordinated Debentures - The fair value disclosed for junior subordinated debentures is based on contractual cash flows at current market interest rates for similar instruments.

Off-Balance Sheet Instruments - Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note 19.  Earnings / (Loss) Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share.  Share information has been retroactively adjusted for stock dividends as discussed in Note 20 of these Consolidated Financial Statements:

	For The Years Ended December 31,
	2010		2009		2008
(dollar amounts in thousands except per share data)	Net Loss	Shares	Net Loss	Shares	Net Income	Shares
Net (loss) / income	$(17,560)		$(7,049)		$1,646
Dividends and accretion on preferred stock	(5,008)		(964)		-

Net (loss) / income available to common shareholders	$(22,568)		$(8,013)		$1,646

Weighted average shares outstanding		17,312,306		7,697,234		7,641,726

Basic (loss) / earnings per common share	$(1.30)		$(1.04)		$0.22

Dilutive effect of share-based compensation awards, common stock warrant, and convertible perpetual preferred stock		-		-		111,287

Weighted average diluted shares outstanding		17,312,306		7,697,234		7,753,013

Diluted (loss) / earnings per common share	$(1.30)		$(1.04)		$0.21

Basic earnings / (loss) per common share are computed by dividing net income / (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  U.S. GAAP prohibits the computation of diluted loss per common share from assuming exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss.  As a result, any potential dilution associated with share-based compensation awards, the warrant issued to the U.S. Treasury, and the Series C Perpetual Preferred Stock were not included in the calculation of diluted loss per common share for the periods presented in which the Company reported a net loss.

Note 20.  Cash Dividends, Stock Dividends and Stock Splits

On April 24, 2008, the Board of Directors declared a five percent stock dividend payable on May 16, 2008 to stockholders of record on May 2, 2008.  All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company’s common stock have been restated to reflect the increased number of shares outstanding.  The Company paid no cash dividends on its common stock during the years ended December 31, 2010 and 2009.  Dividends declared and paid to holders of common stock during 2008 totaled $0.08 per share.

Note 21.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

U.S Treasury’s Capital Purchase Program (“CPP”)

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At December 31, 2010, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

The proceeds received from the U.S. Treasury were allocated to the Series A Senior Preferred Stock and the warrant based on their relative fair values.  The fair value of the Series A Senior Preferred Stock was determined through a discounted future cash flow model at a discount rate of 10%.  The fair value of the warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  As a result the Company recorded the Series A Senior Preferred Stock and the warrant at $19.2 million and $1.8 million, respectively.  The Company is accreting the discount on the Series A Senior Preferred Stock over a period of five years with corresponding charges to retained earnings.

For the years ended December 31, 2010 and 2009 accrued and paid dividends and accretion on the Series A Senior Preferred Stock totaled $1.6 million and $1.0 million, respectively.  Additionally, the Company is subject to certain limitations during its participation in the CPP including:

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

In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock.  These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  As of December 31, 2010, the Company had not paid dividends on Series A Preferred Stock for three consecutive quarters.

For more information concerning the Written Agreement, please refer to Note 22. Regulatory Order and Written Agreement, of these consolidated financial statements.

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”), raising gross proceeds of $56.0 million. In addition, $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, which then closed during the second quarter of 2010.  Total gross proceeds raised in the private placement were $60.0 million and total costs associated with the capital raising efforts were $4.0 million, which represent a reduction of the addition to equity from the private placement.

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

Upon conversion of the Series B Preferred Stock the related beneficial conversion feature was recorded in conjunction with the establishment of a discount on the Series B Preferred Stock and a corresponding increase in additional paid in capital.  The immediate accretion of the entire Series B Preferred Stock discount occurred through a charge to retained earnings in June 2010, when the Company converted the outstanding Series B Preferred Stock to common stock.

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

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock to an unaffiliated third party.  Such transfer has not occurred as of December 31, 2010.

It should be noted that two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 22.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the “Order”) to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management responded aggressively to the Order to ensure full compliance within all of the stipulated time frames. Management will continue to take all actions necessary to maintain compliance with all provisions within the Order. Such actions included the completion of the capital raise previously discussed, which brought the Bank into compliance with the capital requirements of the Order.  Additionally and as previously discussed, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. The Company and Bank believe it has successfully addressed the requirements of both the Order and the Written Agreement.

The following provides a summary of certain provisions in the Consent Order as well as the Written Agreement.  Please also refer to the Company’s current reports filed on Form 8-K with the SEC on March 10, 2010 and March 8, 2010, respectively for a more complete description of the provisions of the Consent Order and Written Agreement.

Consent Order

The Bank’s stipulation to the issuance by the joint FDIC and DFI Order resulted from certain findings in a report of examination resulting from an examination of the Bank conducted in September 2009.  In entering into the stipulation to entry of the Order, the Bank did not concede the findings or admit to any of the assertions in the report of examination (“ROE”).

Under the Order, the Bank is required to take certain measures as more fully discussed below.  The Bank has taken several steps to comply with the Order, most importantly completing a capital raise as previously discussed.  As mentioned, Management and the Board aggressively responded to the Order and achieved full compliance within the time frames set forth in the Order, and will continue to take all steps necessary to maintain such compliance.

•                  Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to reach and maintain a Tier 1 leverage ratio of at least 10% and a total risked based capital ratio of 11.5% at the Bank level beginning 90 days from the issuance of the Order.

•                  Pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors or to employ any new senior executive officer, and must conduct an independent study of management and personnel structure of the Bank. A consultant was retained to complete the required management study, and the Bank believes it complied with the Order’s timelines for completion of such study and implementation by the Board of a plan to address the findings of such study.  As part of the capital raise, the Company and the Bank obtained regulatory approval to add as a director of both the Bank and Company, one of the principals of the investor in the transaction that acquired approximately 14.4% of the outstanding voting shares of the Company.  The addition of a director to the Company’s Board of Directors required an amendment to the Company’s bylaws to increase the range of the size of the board.  Such an amendment was approved by the shareholders at the Company’s 2010 annual meeting of shareholders.

•                  Under the Order the Bank’s Board of Directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Board of Directors believes it has always provided appropriate oversight of the Bank, but took immediate steps to reevaluate such oversight and enhance where appropriate, the frequency and duration and the scope and depth of matters covered at its Board meetings in response to the current economic environment and concerns raised in the ROE.

•                  In direct response to the ROE, a new joint regulatory compliance committee was formed at both the Bank and Company levels to oversee the Bank’s and Company’s response to all regulatory matters, including the Order and the Written Agreement, discussed below.  Detailed tracking of the Order’s requirements, and the Bank’s progress in responding thereto, is reviewed and reported at all such committee meetings, with regular reports then being provided by the committee to the full Board.  Further, and prior to the issuance of the Order, the Board directed its Chairman, Michael Morris, to significantly increase his direct oversight of Management and involvement in Bank and Company affairs to ensure an appropriate response at both the Bank and Company to the concerns raised in the recent examination of the Bank.

•                  The Order further requires the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank subsequently made provisions of $19.3 million in the third and fourth quarters of 2009.  The Bank also revised its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings.

•                  With respect to classified assets as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” and within 180 days of the Order to reduce its level of assets classified as “Substandard” to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  The Bank complied with the requirement of the 2009 ROE in this regard and reduced the level of classified assets identified during the 2009 ROE to less than $50 million or 50% of Tier 1 capital plus ALLL well before the 180 day deadline.  However, due to the continued migration of loans to classified status during 2010; as of December 31, 2010, the Bank had classified assets over $50 million and over 50% of Tier 1 capital plus ALLL.  The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

•                  The Order requires that the Bank develop or revise, adopt and implement a plan, which must be approved by the FDIC and DFI, to reduce the amount of Commercial Real Estate loans extended, particularly focusing on reducing loans for construction and land development.  In addition, the Bank was required to develop a plan for reducing the number of pass graded loans designated as “watch list” credits to an acceptable level, and develop or revise its written lending and collection policies to provide more effective guidance and control over the Bank’s lending function.  The Bank has accomplished all of these requirements.

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

•                  The Order further requires the Bank to develop or revise, adopt and implement a revised liquidity policy, and to adopt a contingency funding plan to adequately address contingency funding sources and appropriately reduce contingency funding reliance on off-balance sheet sources.  The Bank has since revised its current liquidity policy and has developed a contingency funding plan.

•                  The Order also requires that the Bank prepare and submit a revised business plan, that is to include a comprehensive budget, and a 3 year strategic plan, and to further revise its investment policy.  The Bank has since prepared a comprehensive budget and revised the investment policy and developed a revised business plan and 3 year strategic plan.

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

Note 23.  Subsequent Events

Events or transactions that provided evidence about conditions that did not exist at December 31, 2010, but arose before the financial statements were available to be issued have not been recognized in the financial statements.  Based on all currently available information, the Company is not aware of any such events.  Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at December 31, 2010 have been recognized in these consolidated financial statements.

Note 24.  Parent Company Financial Information

Heritage Oaks Bancorp

Condensed Balance Sheets

	December 31,
(dollar amounts in thousands)	2010	2009
Assets
Cash	$683	$382
Federal funds sold	3,500	4,350
Total cash and cash equivalents	4,183	4,732
Prepaid and other assets	266	428
Investment in subsidiaries	126,116	92,085

Total assets	$130,565	$97,245

Liabilities
Junior subordinated debentures	$8,248	$13,403
Other liabilities	1,061	91

Total liabilities	9,309	13,494

Stockholders’ Equity
Preferred stock	23,396	19,431
Common stock	101,140	48,747
Additional paid in capital	7,002	3,242
Retained (deficit) / earnings	(9,161)	13,407
Accumulated other comprehensive loss	(1,121)	(1,076)

Total stockholders’ equity	121,256	83,751

Total liabilities and stockholders’ equity	$130,565	$97,245

Heritage Oaks Bancorp

Condensed Statements of Income

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2010	2009	2008

Income
Equity in undisbursed (loss) / income of subsidiaries	$(18,432)	$(6,532)	$2,230
Interest	14	29	72
Gain on sale of investment securities	474	-	-
Gain on extinguishment of debt	1,700	-	-
Total (loss) / income	(16,244)	(6,503)	2,302

Expense
Salary	142	150	127
Equipment	(33)	(57)	(57)
Other professional fees and outside services	345	239	236
Interest	245	574	755

Total expense	699	906	1,061

Total operating (loss) / income	(16,943)	(7,409)	1,241
Income tax expense / (benefit)	617	(360)	(405)

Net (loss) / income	$(17,560)	$(7,049)	$1,646

Heritage Oaks Bancorp

Condensed Statements of Cash Flows

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2010	2009	2008

Cash flows from operating activities:
Net (loss) / income	$(17,560)	$(7,049)	$1,646
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Decrease in other assets	162	29	36
Increase / (decrease) in other liabilities	40	(131)	(86)
Share-based compensation expense	142	150	127
Gain on extinguishment of debt	(1,700)	-	-
Undistributed loss / (income) of subsidiaries	18,432	6,532	(2,230)

Net cash provided / (used) in operating activities	(484)	(469)	(507)

Cash flows from investing activities:
Sale of equity investments	155	-	-
Contribution to subsidiary	(52,500)	(17,000)	(1,750)

Net cash used in investing activities	(52,345)	(17,000)	(1,750)

Cash flows from financing activities:
Cash paid in lieu of fractional shares	-	-	(5)
Cash dividends paid	(262)	(685)	(586)
Decrease in junior subordinated debentures	(3,455)	-	-
Proceeds from issuance of preferred stock	55,955	19,151	-
Proceeds from issuance of common stock warrants	-	1,849	-
Proceeds from the exercise of options	42	98	421

Net cash provided / (used) by financing activities	52,280	20,413	(170)

Net increase / (decrease) in cash and cash equivalents	(549)	2,944	(2,427)

Cash and cash equivalents, beginning of year	4,732	1,788	4,215

Cash and cash equivalents, end of year	$4,183	$4,732	$1,788

Quarterly Financial Information (un-audited)

The following table provides a summary of results for the periods indicated:

	For The Quarters Ended,
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(dollar amounts in thousands, except per share data)	2010	2010	2010	2010	2009	2009	2009	2009

Interest income	$12,462	$12,706	$13,176	$12,450	$13,534	$11,860	$12,269	$11,896
Net interest income	10,817	10,842	11,140	9,947	10,836	9,265	9,842	9,567
Provision for credit losses	5,831	4,400	16,100	5,200	9,500	9,756	2,700	2,110
Non interest income	1,788	2,507	3,613	1,586	1,445	1,593	1,500	1,660
Non interest expense	12,462	9,874	8,828	8,866	8,826	10,251	8,014	7,425
(Loss) / income before provision for income taxes	(5,688)	(925)	(10,175)	(2,533)	(6,045)	(9,149)	628	1,692

Net (loss) / income	517	(10,903)	(5,835)	(1,339)	(3,416)	(5,242)	507	1,102

Dividends and accretion on preferred stock	491	357	3,809	351	351	352	250	11

Net (loss) / income available to common shareholders	$26	$(11,260)	$(9,644)	$(1,690)	$(3,767)	$(5,594)	$257	$1,091

(Loss) / earnings per common share
Basic	$0.00	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14
Diluted	$0.00	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03	$0.14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which can be found under Item 8. Financial Statements and Supplementary Data, beginning on page 58 of this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.  During the third quarter of 2010 management identified a material weakness with regard to its financial reporting process as described Item 4. Controls and Procedures of the Form 10-Q filed for the quarter ended September 30, 2010.  Management has created a new internal control designed to mitigate the material weakness reported in the September 30, 2010 Form 10-Q which it believes will be effective in remediating the internal control deficiency that resulted in the reporting of the material weakness.  Other than remediation of this material weakness, there have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2010.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

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

Reference is made to the Exhibit Index on page 111 for exhibits filed as part of this report.

(c) Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company

/s/ Lawrence P. Ward	/s/ Thomas J. Tolda
Lawrence P. Ward	Thomas J. Tolda
Chief Executive Officer	Executive Vice President, Chief Financial Officer
Dated: March 10, 2011	and Principal Accounting Officer
Dated: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Morris	Chairman of the Board of Directors	March 10, 2011
Michael Morris

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	March 10, 2011
Donald H. Campbell

/s/ Michael Behrman	Director	March 10, 2011
Michael Behrman

/s/ Kenneth Dewar	Director	March 10, 2011
Kenneth Dewar

/s/ Mark C. Fugate	Director	March 10, 2011
Mark C. Fugate

/s/ Dolores T. Lacey	Director	March 10, 2011
Dolores T. Lacey

/s/ James J. Lynch	Director	March 10, 2011
James J. Lynch

/s/ Merle F. Miller	Director	March 10, 2011
Merle F. Miller

/s/ Daniel J. O’Hare	Director	March 10, 2011
Daniel J. O’Hare

/s/ Michael E. Pfau	Director	March 10, 2011
Michael E. Pfau

/s/ Alex Simas	Director	March 10, 2011
Alex Simas

/s/ Lawrence P. Ward	Director	March 10, 2011
Lawrence P. Ward

Exhibit Index

(3.1a)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April, 1994.

(3.1b)	Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997 filed with the SEC in the Company’s 10-KSB for the year ending December 31, 1997.

(3.1c)	Certificate of Amendment of Articles of Incorporation of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 5, 2009.

(3.1d)	Certificate of Amendment of Bylaws of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on April 23, 2009.

(3.2)	The Company Bylaws as amended November 16, 2000 filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2000.

(4.1)	Specimen form of The Company stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 33-77504 filed with the SEC on April 8, 1994.

(4.2)	Certificate of Determination of Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, filed with the SEC on Form 8-K on March 15, 2010.

(4.3)	Certificate of Determination of Series C Convertible Perpetual Preferred Stock, filed with the SEC on Form 8-K on March 15, 2010.

(4.4)	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009.

(4.5)	Specimen form of certificate of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009.

(4.6)	Form of Warrant to Purchase Common Stock of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009.

(10.1)	1990 Stock Option Plan incorporated by reference from Exhibit 10.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.2)	Form of Stock Option Agreement incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-4 No. 33-77504, filed with the SEC on April 8, 1994.

(10.5)	The Company 1995 Bonus Plan, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

(10.6)	Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB Report for the quarter ended March 31, 2001.

(10.7)	Salary Continuation Agreement with Gwen R. Pelfrey, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994.

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

(10.43)	Form of Change in Control Agreements.

(10.44)	Consent Order between Heritage Oaks Bank and the Federal Deposit Insurance Corporation, filed with the SEC on Form 8-K on March 10, 2010.

(10.45)	Consent Order between Heritage Oaks Bank and the California Department of Financial Institutions, filed with the SEC on Form 8-K on March 10, 2010.

(10.46)	Securities Purchase Agreement, filed with the SEC on Form 8-K on March 10, 2010.

(10.47)	Registration Rights Agreement, filed with the SEC on Form 8-K on March 10, 2010.

(10.48)	Written Agreement by and between Heritage Oaks Bancorp and Federal Reserve Bank of San Francisco, filed with the SEC on Form 8-K on March 8, 2010.

(10.49)	Securities Purchase Agreement, filed with the SEC on Form 8-K on March 23, 2009.

(14)	Code of Ethics, filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2003.

(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiaries of the Company.

(23)	Consent of Independent Registered Accounting Firm**

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(99.1)	Certification of Principal Executive Officer pursuant to 31 CFR § 30.15**

(99.2)	Certification of Principal Financial Officer pursuant to 31 CFR § 30.15**

**Filed herewith.