Form 10-Q
period 2011-03-31
HERITAGE OAKS BANCORP
filed 2011-05-06
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number:  000-25020

HERITAGE OAKS BANCORP

(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 12th Street,

Paso Robles, California 93446

(Address of principal executive offices, including zip code)

(805) 369-5200

(Registrant’s telephone number, including area code)

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 29, 2011 there were 25,081,819 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp

FORM 10-Q for the Quarter Ended March 31, 2011

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands except per share data)	2011	2010
	(unaudited)
Assets
Cash and due from banks	$19,145	$15,187
Interest bearing due from banks	27,719	4,264
Federal funds sold	-	3,500
Total cash and cash equivalents	46,864	22,951

Interest bearing deposits with other banks	119	119
Securities available for sale	203,210	223,857
Federal Home Loan Bank stock, at cost	4,974	5,180
Loans held for sale	4,115	11,008
Gross loans	667,831	677,303
Net deferred loan fees	(1,420)	(1,613)
Allowance for loan losses	(24,367)	(24,940)
Net loans	642,044	650,750
Property, premises and equipment, net	6,228	6,376
Deferred tax assets	20,605	21,163
Bank owned life insurance	13,972	13,843
Goodwill	11,049	11,049
Core deposit intangible	1,962	2,127
Other real estate owned	6,085	6,668
Other assets	9,634	7,521

Total assets	$970,861	$982,612

Liabilities
Deposits
Demand, non-interest bearing	$193,283	$182,658
Savings, NOW, and money market deposits	367,975	384,202
Time deposits of $100 or more	110,292	117,842
Time deposits under $100	114,778	113,504
Total deposits	786,328	798,206
Short term FHLB borrowing	23,500	38,500
Long term FHLB borrowing	21,500	6,500
Junior subordinated debentures	8,248	8,248
Other liabilities	9,462	9,902

Total liabilities	849,038	861,356

Commitments and contingencies

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of March 31, 2011 and December 31, 2010	19,883	19,792
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of March 31, 2011 and December 31, 2010	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,081,819 shares and 25,082,344 shares as of March 31, 2011 and December 31, 2010, respectively	101,140	101,140
Additional paid in capital	6,803	7,002
Accumulated deficit	(9,004)	(9,161)
Accumulated other comprehensive loss, net of tax benefit of $421 and $783 as of March 31, 2011 and December 31, 2010, respectively	(603)	(1,121)

Total stockholders’ equity	121,823	121,256

Total liabilities and stockholders’ equity	$970,861	$982,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended
	March 31,
(dollars in thousands except per share data)	2011	2010
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$10,534	$11,141
Interest on investment securities
Mortgage backed securities	995	1,019
State and municipal securities	515	257
Interest on balances due from banks	9	28
Interest on federal funds sold	1	1
Interest on other securities	58	4
Total interest income	12,112	12,450
Interest Expense
Interest on savings, NOW and money market deposits	425	1,082
Interest on time deposits in denominations of $100 or more	439	576
Interest on time deposits under $100	409	613
Other borrowings	117	232
Total interest expense	1,390	2,503
Net interest income before provision for loan losses	10,722	9,947
Provision for loan losses	1,985	5,200
Net interest income after provision for loan losses	8,737	4,747
Non Interest Income
Fees and service charges	570	625
Mortgage gain on sale and origination fees	615	527
Debit/credit card transaction fee income	333	259
Earnings on bank owned life insurance	148	151
Bancard merchant fee income	47	36
Gain on sale of investment securities	73	-
Loss on sale of foreclosed assets	(27)	-
Other	133	175
Total non interest income	1,892	1,773
Non Interest Expense
Salaries and employee benefits	4,551	4,565
Equipment	452	328
Occupancy	944	933
Promotional	172	179
Data processing	734	655
OREO related costs	99	83
Write-downs of foreclosed assets	733	210
Regulatory assessment costs	715	612
Audit and tax advisory costs	163	143
Directors fees	103	128
Outside services	347	403
Telephone / communications costs	84	82
Amortization of intangible assets	165	129
Stationery and supplies	112	122
Provision for unfunded loan commitments	30	-
Other general operating costs	461	481
Total non interest expense	9,865	9,053
Income / (loss) before provision / (benefit) for income taxes	764	(2,533)
Provision / (benefit) for income taxes	242	(1,194)
Net income / (loss)	522	(1,339)
Dividends and accretion on preferred stock	365	351
Net income / (loss) available to common shareholders	$157	$(1,690)

Earnings / (Loss) Per Common Share
Basic	$0.01	$(0.22)
Diluted	$0.01	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months
	ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income / (loss)	$522	$(1,339)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	319
Provision for loan losses	1,985	5,200
Provision for unfunded loan commitments	30	-
Amortization of premiums / discounts on investment securities, net	947	183
Amortization of intangible assets	165	129
Share-based compensation expense	76	99
Gain on sale of available for sale securities	(73)	-
Origination of loans held for sale	(31,453)	(29,686)
Proceeds from sale of loans held for sale	38,346	31,358
Net increase in bank owned life insurance	(129)	(135)
Decrease / (increase) in deferred tax asset	196	(1,515)
Loss on sale of foreclosed collateral	27	-
Write-downs on other real estate owned	733	205
(Increase) / decrease in other assets	(3,434)	1,430
(Decrease) / increase in other liabilities	(744)	417

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,525	6,665

Cash flows from investing activities:
Purchase of securities, available for sale	(33,265)	(10,492)
Sale of available for sale securities	42,857	-
Maturities and calls of available for sale securities	448	3
Proceeds from principal reductions and maturities of available for sale securities	10,613	4,105
Redemption of Federal Home Loan Bank stock	206	-
Decrease in loans, net	5,743	4,300
Allowance for loan and lease loss recoveries	978	497
Purchase of property, premises and equipment, net	(183)	(36)
Proceeds from sale of foreclosed collateral	1,144	-

NET CASH PROVIDED BY / (USED) IN INVESTING ACTIVITIES	28,541	(1,623)

Cash flows from financing activities:
(Decrease) / increase in deposits, net	(11,878)	19,951
Proceeds from Federal Home Loan Bank borrowing	100,000	35,000
Repayments of Federal Home Loan Bank borrowing	(100,000)	(35,000)
Decrease in secured borrowings	-	2,479
Proceeds from exercise of stock options	-	42
Preferred stock dividends paid	-	(262)
Proceeds from issuance of preferred stock and common stock warrants, net	-	52,335
Tax impact of share based compensation expense	(275)	-

NET CASH (USED) IN / PROVIDED BY FINANCING ACTIVITIES	(12,153)	74,545

Net increase in cash and cash equivalents	23,913	79,587

Cash and cash equivalents, beginning of period	22,951	40,738

Cash and cash equivalents, end of period	$46,864	$120,325
Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$1,348	$2,547
Income taxes paid	$2,545	$-

Non-Cash Flow Information
Change in other valuation allowance for investment securities	$880	$1,007
Loans transferred to foreclosed collateral	$1,675	$-
Preferred stock dividends accrued not paid	$274	$-
Accretion of preferred stock discount	$91	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.  Condensed Consolidated Financial Statements

Description of Business

Heritage Oaks Bancorp is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank.  Heritage Oaks Bank conducts commercial banking business in branch offices serving San Luis Obispo and Santa Barbara Counties.  As such, the Company operations are concentrated in one business segment and are concentrated to a single geographic region.

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2010 Annual Report filed on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011, file number 000-25020.

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts in the consolidated financial statements for the year ended December 31, 2010 and for the three months ended March 31, 2010 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2011.

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

The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-Q were filed with the SEC. Events or transactions that provided evidence about conditions that did not exist at March 31, 2011, but arose before the financial statements were issued have not been recognized in the condensed consolidated financial statements as of and for the period ended March 31, 2011.  Based on all currently available information, the Company is not aware of any such events.  Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at March 31, 2011 have been recognized in these condensed consolidated financial statements.

Note 2.  Investment Securities

In accordance with U.S. GAAP, investment securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with the unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Any gains and losses on sales of investments are computed on a specific identification basis.  Premiums and discounts are amortized or accreted using the interest method over the lives of the related securities.

Heritage Oaks Bancorp | - 7 -

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at March 31, 2011 and December 31, 2010:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2011	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$6,412	$-	$(232)	$6,180
Mortgage-backed securities
Agency	146,888	618	(727)	146,779
Non-agency	4,874	504	(425)	4,953
State and municipal securities	46,060	326	(1,088)	45,298

Total	$204,234	$1,448	$(2,472)	$203,210

As of December 31, 2010
Obligations of U.S. government agencies	$6,684	$-	$(248)	$6,436
Mortgage-backed securities
Agency	159,448	1,653	(484)	160,617
Non-agency	10,170	233	(1,344)	9,059
State and municipal securities	49,459	242	(1,956)	47,745

Total	$225,761	$2,128	$(4,032)	$223,857

During the three months ended March 31, 2011, the Company purchased approximately $33.3 million in investment securities.  Sales of investments during the three months ended March 31, 2011 totaled approximately $42.9 million.  In connection with these sales, the Company recognized an aggregate pre-tax gain of $0.1 million.  There were no sales of investment securities during the first three months of 2010.  Principal pay-downs on mortgage related securities totaled approximately $10.6 million and $4.1 million during the first three months of 2011 and 2010, respectively.

Other than Temporary Impairment

Management periodically evaluates investments in the portfolio for other than temporary impairment (“OTTI”) and more specifically when conditions warrant such an evaluation.  When evaluating whether impairment is other than temporary, Management considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Company to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, credit enhancements, loan-to-values, credit scores, delinquency and default rates, cash flows and the extent to which those cash flows are within Management’s initial expectations based on pre-purchase analyses.

U.S. GAAP states that OTTI is considered to have occurred if: (1) the Company intends to sell the related securities; (2) it is “more likely than not” the Company will be required to sell the securities before recovery of its amortized cost basis; or (3) the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis of the securities. If the Company is not required to or does not intend to sell the security, it must still evaluate the expected future cash flows to be received to determine if a credit loss has occurred.  In the event that a credit loss has occurred, only the amount of impairment related to the credit loss is recognized in earnings.  OTTI amounts related to all other factors, such as market conditions, are recorded as a component of stockholders’ equity accumulated other comprehensive income.

During the month of March 2011, the Company sold one of the three securities on which OTTI had previously been recognized.  The Company realized a loss of approximately $0.5 million on the sale of the security.

As of March 31, 2011, the Company continues to hold two securities in which OTTI losses had been recognized.  These two securities had an aggregate recorded fair value of $0.6 million ($1.1 million historical cost) at both March 31, 2011 and December 31, 2010.  The aggregate OTTI recorded on these two securities as of both March 31, 2011 and December 31, 2010 was approximately $0.5 million, comprised of $0.1 million of OTTI associated with credit risk and $0.4 million associated with OTTI for all other factors.  No OTTI adjustments were recorded during the first quarter 2011.  Although the Company continues to have the ability and intent to hold these securities for the foreseeable future, the results of the analysis performed on these securities indicated that the present value of the expected future cash flows was not sufficient to recover their entire amortized cost basis, thus indicating a credit loss had occurred. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

Heritage Oaks Bancorp | - 8 -

The Company’s evaluations of Whole Loan Private Label Mortgage Backed Securities (“PMBS”), with the assistance of an independent third party, compile relevant collateral details and performance statistics on a security-by-security basis.  These evaluations also include assumptions about prepayment rates, future delinquencies, and loss severities based on the underlying collateral characteristics and vintage.  Additionally, evaluations include consideration of actual recent collateral performance, the structuring of the security (including the Company’s position within that structure) and expectations of relevant market and economic data as of the end of the reporting period.  Assumptions made concerning the items listed above allow the Company to then derive an estimate for the net present value of each security’s expected future cash flows.  This amount is then compared to the amortized cost of each security to determine the amount of any possible credit loss.

As of March 31, 2011, net unrealized gains on PMBS within the Company’s investment portfolio totaled $0.1 million compared to net unrealized losses of $1.1 million reported at December 31, 2010 and were attributable to market interest rate volatility, a significant widening of interest rate spreads relating to the continued uncertainty in financial markets and due to sales of PMBS with unrealized loss positions, rather than to credit risk.  Current characteristics of each security owned, such as delinquency rates, foreclosure levels, credit enhancements, and projected losses, are reviewed periodically by Management.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell these investments and it is not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired as of March 31, 2011.  However, it is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to: further significantly weakened economic conditions; deterioration of credit metrics; significantly higher levels of default; loss in value on the underlying collateral; deteriorating credit enhancement; and further uncertainty and illiquidity in the financial markets.

As of March 31, 2011, the Company believes that unrealized losses on all other mortgage related securities such as agency securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government.  As of March 31, 2011, the Company does not believe unrealized losses related to these securities are other than temporary.

The following table provides a roll forward of the OTTI balances against the investment securities for both credit loss and all other factor components, as of March 31, 2011.  The beginning balance represents OTTI, which occurred on debt securities in prior periods.  Additions represent the first time a debt security was impaired or when subsequent impairments have occurred on securities for which OTTI losses have been previously recognized.  As previously discussed, the Company did not record any additional OTTI on the two investment securities in OTTI status that it continues to hold as of March 31, 2011 but it did sell one security, for which a total of $0.9 million of previously recorded OTTI had been recognized.  The following table provides additional information related to the OTTI losses the Company recognized during the three months ended March 31, 2011:

		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$534	$943	$1,477
Less: losses related to OTTI securities sold	(425)	(518)	(943)

Balance, end of the period	$109	$425	$534

The following table provides additional information related to the OTTI losses the Company recognized during the year ended December 31, 2010:

		OTTI Related
	OTTI Related	to All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$372	$1,584	$1,956
Additional charges on securities for which OTTI was previously recognized	207	(571)	(364)
Less: losses related to OTTI securities sold	(45)	(70)	(115)

Balance, end of the period	$534	$943	$1,477

Heritage Oaks Bancorp | - 9 -

The following table provides a summary of investment securities in an unrealized loss position as of March 31, 2011 and December 31, 2010:

	Securities In A Loss Position
	Less Than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2011	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$6,087	$(230)	$93	$(2)	$6,180	$(232)
Mortgage-backed securities
Agency	75,456	(727)	-	-	75,456	(727)
Non-agency	-	-	584	(425)	584	(425)
State and municipal securities	30,517	(1,073)	142	(15)	30,659	(1,088)

Total	$112,060	$(2,030)	$819	$(442)	$112,879	$(2,472)

As of December 31, 2010
Obligations of U.S. government agencies	$6,339	$(245)	$96	$(3)	$6,435	$(248)
Mortgage backed securities
Agency	56,164	(469)	2,094	(15)	58,258	(484)
Non-agency	-	-	4,780	(1,344)	4,780	(1,344)
State and municipal securities	38,731	(1,936)	136	(20)	38,867	(1,956)

Total	$101,234	$(2,650)	$7,106	$(1,382)	$108,340	$(4,032)

At March 31, 2011, the Company owned five PMBS with a remaining principal balance of approximately $4.8 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy, PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure), then moving on to senior and super senior bonds, which are what the Company owns with the exception of one mezzanine bond (subordinate).  At March 31, 2011, one bond with an aggregate fair value of $0.3 million is deemed to be non-investment grade. This bond is in a senior tranche position of its respective bond structures, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.

The Company continues to perform regular extensive analyses, quarterly, on PMBS bonds in the portfolio, including but not limited to updates on: credit enhancements; loan-to-values; credit scores; delinquency rates; and default rates. These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of March 31, 2011, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

Heritage Oaks Bancorp | - 10 -

Note 3.  Loans

The following table provides a summary of outstanding loan balances as of March 31, 2011 compared to December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Real Estate Secured
Multi-family residential	$16,380	$17,637
Residential 1 to 4 family	21,674	21,804
Home equity lines of credit	31,413	30,801
Commercial	352,471	348,583
Farmland	12,670	15,136
Commercial
Commercial and industrial	141,516	145,811
Agriculture	15,278	15,168
Other	126	153
Construction
Single family residential	10,940	11,525
Single family residential - Spec.	898	2,391
Tract	-	-
Multi-family	1,728	2,218
Hospitality	-	-
Commercial	26,755	27,785
Land	28,716	30,685
Installment loans to individuals	7,070	7,392
All other loans (including overdrafts)	196	214

Total loans, gross	667,831	677,303

Deferred loan fees	1,420	1,613
Allowance for loan losses	24,367	24,940

Total loans, net	$642,044	$650,750

Loans held for sale	$4,115	$11,008

Concentration of Credit Risk

At March 31, 2011 and December 31, 2010, $503.6 million and $508.6 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

At March 31, 2011, the Company was contingently liable for letters of credit accommodations made to its customers totaling approximately $15.9 million and un-disbursed loan commitments in the approximate amount of $144.9 million, exclusive of letters of credit. The Company makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Company currently anticipates no losses as a result of such transactions.

Heritage Oaks Bancorp | - 11 -

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of March 31, 2011:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	373	521	-	373	-	561	-
Home equity lines of credit	689	700	-	689	-	854	-
Commercial	14,428	18,302	3,748	10,680	1,056	16,375	-
Farmland	875	948	-	875	-	1,751	-
Commercial
Commercial and industrial	3,148	4,378	1,461	1,687	572	4,503	-
Agriculture	241	385	-	241	-	244	-
Other	-	-	-	-	-	-	-
Construction
Single family residential	1,293	1,311	937	356	417	1,302	-
Single family residential - Spec.	-	-	-	-	-	625	-
Tract	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	240	-
Hospitality	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Land	4,068	5,523	1,748	2,320	95	3,720	-
Installment loans to individuals	-	-	-	-	-	185	-
All other loans (including overdrafts)	-	-	-	-	-	-	-

Totals	$25,115	$32,068	$7,894	$17,221	$2,140	$30,360	$-

The following table summarizes impaired loan balances as of December 31, 2010:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	748	896	-	748	-	988	-
Home equity lines of credit	1,019	1,019	-	1,019	-	508	-
Commercial	18,322	20,539	4,706	13,616	1,085	18,890	67
Farmland	2,626	2,773	-	2,626	-	2,745	-
Commercial
Commercial and industrial	5,858	6,474	903	4,955	461	8,010	150
Agriculture	246	384	-	246	-	1,294	-
Other	-	-	-	-	-	-	-
Construction
Single family residential	1,311	1,310	952	359	476	945	-
Single family residential - Spec.	1,250	1,250	-	1,250	-	1,108	-
Tract	-	-	-	-	-	311	-
Multi-family	479	896	-	479	-	481	-
Hospitality	-	-	-	-	-	-	-
Commercial	-	100	-	-	-	245	-
Land	3,371	3,771	1,478	1,893	235	6,935	-
Installment loans to individuals	370	502	-	370	-	396	17
All other loans (including overdrafts)	-	-	-	-	-	-	-

Totals	$35,600	$39,913	$8,039	$27,561	$2,257	$42,855	$234

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Heritage Oaks Bancorp | - 12 -

The Company classifies non-accruing loans, loans 90 days or more past due and still accruing, and loans recently classified as troubled debt restructurings as impaired loans.  When loans are placed on non-accrual status, all accrued but uncollected interest is reversed from earnings.  Once on non-accrual status, payments received on such loans are generally applied as a reduction of the loan principal balance.  Interest on such loans is only recognized on a cash basis, and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.  The Company did not record income from the receipt of cash payments related to non-accruing loans during the three month periods ended March 31, 2011 and 2010.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on performing troubled debt restructurings.

The provisions of U.S. GAAP permit the valuation allowances reported in the table above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because the loans currently identified as impaired have unique risk characteristics, valuation allowances the Company recorded were determined on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at fair value as of March 31, 2011 and December 31, 2010, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

Total forgone interest related to impaired loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status and (2) interest lost prospectively for the period of time a loan is on non-accrual status. In addition to foregone interest of $0.6 million for both the three month periods ended March 31, 2011 and 2010, the Company also had lost interest related to rate concessions on certain TDRs of $25 thousand and $42 thousand for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were classified as TDRs.

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

Heritage Oaks Bancorp | - 13 -

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

•

Special Mention – credits that have potential weaknesses that deserve Management’s close attention. If notcorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit at some future date.

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

Loans typically move to non-accruing status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains updated appraisal information on the underlying collateral. Once the updated appraisal is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses, if Management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loan have been charged-off.  If upon a loan’s migration to non-accruing status, the appraisals obtained while the loan was classified as substandard are deemed to be out dated, the Company typically orders new appraisals on underlying collateral in order to have the most current indication of fair value.  If a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.  Once a loan is placed on non-accruing status an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

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

Heritage Oaks Bancorp | - 14 -

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of March 31, 2011:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$16,380	$16,380	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	21,674	17,987	-	3,687	-	153	719	-	531	-
Home equity lines of credit	31,413	29,326	92	1,995	-	105	200	-	1,074	-
Commercial	352,471	280,312	26,593	45,566	-	94	-	-	14,376	-
Farmland	12,670	8,886	-	3,784	-	-	226	-	875	-
Commercial
Commercial and industrial	141,516	126,772	1,894	11,659	1,191	800	97	-	4,477	-
Agriculture	15,278	12,991	1,745	542	-	10	-	-	404	-
Other	126	126	-	-	-	-	-	-	-	-
Construction
Single family residential	10,940	8,831	816	1,293	-	-	-	-	1,293	-
Single family residential - Spec.	898	-	898	-	-	-	-	-	-	-
Tract	-	-	-	-	-	-	-	-	-	-
Multi-family	1,728	-	1,728	-	-	-	-	-	-	-
Hospitality	-	-	-	-	-	-	-	-	-	-
Commercial	26,755	26,259	496	-	-	-	-	-	-	-
Land	28,716	16,634	7,375	4,707	-	-	-	-	4,061	-
Installment loans to individuals	7,070	6,682	6	382	-	2	23	-	76	-
All other loans (including overdrafts)	196	190	-	6	-	-	-	-	-	-

Totals	$667,831	$551,376	$41,643	$73,621	$1,191	$1,164	$1,265	$-	$27,167	$-

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

Heritage Oaks Bancorp | - 15 -

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

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on certain information and events surrounding a borrower, it is determined that the likelihood of the Company receiving all scheduled payments, including interest, when due is remote.  Once a loan is classified as impaired, the Company places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

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

The qualitatively determined allocation of the allowance is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the quality of loan review as well as any other factor determined by Management to have an impact on the credit quality of the loan portfolio.  External factors include local state and national economic and business conditions.  While Management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of Management’s expectations.

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date.  The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment and the use of estimates.  While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Continued weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods and a higher balance in the Company’s allowance for loan losses.

Heritage Oaks Bancorp | - 16 -

Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions.  The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors Management regularly considers when evaluating the adequacy of the allowance:

•  Real estate secured – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1-4 family residential properties.  Also included in this segment are equity lines of credit secured by real estate.  As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type.  Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties.  These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

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

•  Construction / Land segments – although construction and land loans generally possess a higher inherent risk of loss than other portfolio segments, improvements in the mix, collateral and nature of loans in this segment have resulted in an improvement in the risk profile.  Risk arises from the necessity to complete projects within specified cost and time limits.  Trends in the construction industry may also impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of future construction projects.

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

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the three months ended March 31, 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(1,577)	(975)	(291)	(674)	(19)	-	(3,536)
Recoveries	9	825	23	114	7	-	978
Provisions for loan losses	1,623	439	(87)	(26)	41	(5)	1,985

Balance, March 31, 2011	$11,940	$9,796	$998	$1,414	$195	$24	$24,367

Amount of allowance attributed to:
Specifically evaluated impaired loans	$1,056	$572	$417	$95	$-	$-	$2,140
General portfolio allocation	$10,884	$9,224	$581	$1,319	$195	$24	$22,227

Loans individually evaluated for impairment	$16,315	$3,387	$1,293	$4,061	$-	$-	$25,056
Specific reserves to total loans individually evaluated for impairment	6.47%	16.89%	32.25%	2.34%	0.00%	0.00%	8.54%
Loans collectively evaluated for impairment	$418,293	$153,533	$39,028	$24,655	$7,070	$196	$642,775
General reserves to total loans collectively evaluated for impairment	2.60%	6.01%	1.49%	5.35%	2.76%	12.24%	3.46%

Total gross loans	$434,608	$156,920	$40,321	$28,716	$7,070	$196	$667,831
Total allowance to gross loans	2.75%	6.24%	2.48%	4.92%	2.76%	12.24%	3.65%

Total charge-offs for the three months ended March 31, 2011 included $2.3 million in charge-offs upon the transfer of certain loans to held for sale status during the period.

Heritage Oaks Bancorp | - 17 -

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2010:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2009	$6,851	$4,814	$1,007	$1,644	$40	$16	$14,372
Charge-offs	(5,500)	(13,738)	(1,259)	(2,985)	(371)	-	(23,853)
Recoveries	120	1,436	10	1,311	13	-	2,890
Provisions for loan losses	10,414	16,995	1,595	2,030	484	13	31,531

Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940

Amount of allowance attributed to:
Specifically evaluated impaired loans	$1,085	$461	$476	$235	$-	$-	$2,257
General portfolio allocation	$10,800	$9,046	$877	$1,765	$166	$29	$22,683

Loans individually evaluated for impairment	$20,260	$2,503	$2,560	$3,372	$94	$-	$28,789
Specific reserves to total loans individually evaluated for impairment	5.36%	18.42%	18.59%	6.97%	0.00%	0.00%	7.84%
Loans collectively evaluated for impairment	$413,701	$158,629	$41,359	$27,313	$7,298	$214	$648,514
General reserves to total loans collectively evaluated for impairment	2.61%	5.70%	2.12%	6.46%	2.27%	13.55%	3.50%

Total gross loans	$433,961	$161,132	$43,919	$30,685	$7,392	$214	$677,303
Total allowance to gross loans	2.74%	5.90%	3.08%	6.52%	2.25%	13.55%	3.68%

Heritage Oaks Bancorp | - 18 -

For comparative purposes, the following table summarizes activity in the allowance for loan losses for the prior period presented:

For the three months ended
March 31,
(dollars in thousands)	2010
Balance at beginning of period	$14,372
Provisions for loan losses	5,200
Loans charged-off:
Residential 1-4 family	-
Home equity line of credit	-
Commercial real estate	-
Farmland	-
Commercial and industrial	949
Agriculture
Construction	463
Land	-
Installment loans to individuals	98
Total loan charge-offs	1,510
Loan sale charge-offs
Residential 1-4 family	-
Commercial real estate	-
Commercial and industrial	-
Construction	-
Land	-
Total loan sale charge-offs	-

Total charge-offs	1,510

Recoveries of loans previously charged off	497

Balance at end of period	$18,559

Heritage Oaks Bancorp | - 19 -

Note 5.  Other Real Estate Owned (“OREO”)

The following table provides a summary of the change in the balance of OREO for the three months ended March 31, 2011:

	Balance				Balance
	December 31,				March 31,
(dollars in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-
Residential 1 to 4 family	160	-	(160)	-	-
Home equity line of credit	-	-	-	-	-
Commercial	3,953	1,585	-	(688)	4,850
Farmland	-	-	-	-	-
Commercial		-	-	-
Commercial and industrial	464	-	(464)	-	-
Agriculture	-	-	-	-	-
Other	-	-	-	-	-
Construction		-	-	-
Single family residential	-	-	-	-	-
Single family residential - Spec.	475	-	-	(16)	459
Tract	251	-	-	-	251
Multi-family	-	-	-	-	-
Hospitality	-	-	-	-	-
Commercial	-	-	-	-	-
Land	1,365	-	(811)	(29)	525
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-

Totals	$6,668	$1,585	$(1,435)	$(733)	$6,085

The following table provides a summary of the change in the balance of OREO for the year ended December 31, 2010:

(dollar amounts in thousands)
Beginning balance	$946
Additions	13,280
Dispositions	(3,906)
Write-downs	(3,652)

Ending balance	$6,668

Note 6.  Deferred Tax Assets

U.S. GAAP requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  U.S. GAAP provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets.  As of March 31, 2011 and December 31, 2010, the Company had recorded a valuation allowance of $7.1 million against its deferred tax assets, which was recognized as a charge to income tax expense during 2010.

Heritage Oaks Bancorp | - 20 -

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

Companies are subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of pre-change in control net operating loss (“NOL”) carry-forwards as well as the ability to use certain unrealized built-in losses as tax deductions (as determined by Section 382 testing).  As a result of the Company’s March 2010 private placement, a change in control was deemed to have occurred under Section 382.  Under Section 382, the annual limitation on the Company’s ability to utilize such NOL carry forwards and built in losses will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of the Company’s common stock and TARP preferred stock immediately before the change in control.  The Company’s ability to utilize deductions related to credit losses during the twelve month period following the change in control is also limited under Section 382, in conjunction with net operating loss carry-forwards, to the extent that such deductions reflect a net loss that was “built-in” to the Company’s assets immediately prior to the ownership change.  Furthermore, the Company is also limited on utilization of deductions other than credit losses (e.g. loss on sale of securities) to the extent those losses were determined to be “built in” at the Section 382 change in control date for the five-year period following such date.  Limitations placed on the Company’s ability to deduct certain significant items for tax purposes further supported the Company’s position that a portion of its deferred tax assets would not be realized as of December 31, 2010 and March 31, 2011.

The deferred tax assets for which there is no valuation allowance relate to amounts that are expected to be realized through subsequent reversals of existing taxable temporary differences over the projection period.  The accounting for deferred taxes is based on an estimate of future results.  Differences between anticipated and actual outcomes of these future tax consequences could have an impact on the Company’s consolidated results of operations or financial position.  The Company’s deferred tax assets will be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.  The Company will analyze changes in near-term market conditions and consider both positive and negative evidence as well as other factors which may impact future operating results in making any decision to adjust the valuation allowance in future periods. As of March 31, 2011, this assessment did not yield any differences that warranted an adjustment to the valuation allowance.

Note 7.  Earnings / (Loss) Per Share

Basic earnings / (loss) per common share are computed by dividing net income / (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  U.S. GAAP prohibits the computation of diluted loss per common share from assuming exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss.  As a result, any potential dilution associated with share-based compensation awards, the warrant issued to the U.S. Treasury, and the Series C Perpetual Preferred Stock were not included in the calculation of diluted loss per common share for the three months ended March 31, 2010, because the Company reported a net loss. For the three months ended March 31, 2011 and 2010, common stock equivalents, primarily options, totaling approximately 341,000 shares and 429,000 shares, respectively, were excluded from the calculation of diluted earnings/(loss) per share, as their impact would be anti-dilutive.  The diluted earnings per share for the for the three months ended March 31, 2011 also excludes the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Preferred Share issuance (see Note 11).

Heritage Oaks Bancorp | - 21 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings/(loss) per common share for the three months ended March 31, 2011 and 2010:

	For the three months ending,
	March 31, 2011		March 31, 2010
	Net		Net
(dollars in thousands except per share data)	Income	Shares	Loss	Shares
Net income / (loss)	$522		$(1,339)
Dividends and accretion on preferred stock	365		351

Net income / (loss) applicable to common shareholders	$157		$(1,690)

Weighted average shares outstanding		25,035,012		7,717,194

Basic income / (loss) per common share	$0.01		$(0.22)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,216,596		-

Weighted average diluted shares outstanding		26,251,608		7,717,194

Diluted income / (loss) per common share	$0.01		$(0.22)

Note 8.  Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance for loan losses. The provisions under this statement were effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of this standard did not have a significant impact on our quarterly disclosures.

Recent Accounting Guidance Not Yet Effective

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides clarification on what types of loan modifications constitute a troubled debt restructuring. The new standard provides that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The Company is required to adopt the provisions of ASU No. 2011-02 in its first interim period beginning on or after June 15, 2011, which must be applied retrospectively to any restructurings that occurred during the year of adoption.  The Company is currently assessing the potential effect, if any, on its financial statements.

Heritage Oaks Bancorp | - 22 -

Note 9.  Share-Based Compensation Plans

As of March 31, 2011, the Company had two share-based employee compensation plans, which are more fully described in Note 15, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”  Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value.  For all awards except stock option awards, the grant date fair value is the fair market value per share as of the grant date.  For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model.  For all awards, the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term.  The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.

The share-based compensation expense recognized in the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the three months ended
	March 31,
(dollars in thousands)	2011	2010
Share-based compensation expense:
Stock option expense	$59	$47
Restricted stock expense	17	52

Total expense	$76	$99

Unrecognized compensation expense:
Stock option expense	$519	$203
Restricted stock expense	74	186

Total unrecognized expense	$593	$389

At March 31, 2011, there was a total of $0.5 million of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2.4 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at March 31, 2011 was $0.1 million. That expense is expected to be recognized over the next 2.3 years.

The aggregate intrinsic value in the following table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2011).  The aggregate pretax intrinsic value is subject to change based on the fair market value of the Company’s stock. There was no aggregate intrinsic value associated with options that were exercised during 2011, as no options were exercised.

Heritage Oaks Bancorp | - 23 -

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year to date period ended March 31, 2011:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)

Options outstanding, January 1, 2011	740,537	$6.53
Granted	35,171	3.65
Exercised	-	-
Expired	(100,076)	10.84
Forfeited	(6,241)	3.61

Options outstanding, March 31, 2011	669,391	$5.78	7.08	$124

Exercisable at March 31, 2011	280,318	$9.16	3.88	$-

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first three months of 2011:

2011
Expected volatility	50.64%
Expected term (years)	7
Dividend yield	0.00%
Risk free rate	2.79%

Weighted-average grant date fair value	$1.99

The Company did not grant any options during the three months ended March 31, 2010, as such there are no valuation assumptions for that period.

Note 10.  Fair Value of Assets and Liabilities

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

The following provides a summary of the hierarchical levels used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market and that are highly liquid and are actively traded in over the counter markets.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and other instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency and non-agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage and loans held for sale.

Heritage Oaks Bancorp | - 24 -

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

Fair Value Measurements

The Company used the following methods and significant assumptions to estimate fair value:

Securities

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities that relies on the security’s relationship to other benchmark quoted securities instead of relying exclusively on quoted prices for the specific securities.

Loans Held For Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At March 31, 2011, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

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

Heritage Oaks Bancorp | - 25 -

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$6,180	$-	$6,180
Mortgage backed securities
Agency	-	146,779	-	146,779
Non-agency	-	4,953	-	4,953
State and municipal securities	-	45,014	284	45,298

Total assets measured on a recurring basis	$-	$202,926	$284	$203,210

As of December 31, 2010
Assets
Obligations of U.S. government agencies	$-	$6,436	$-	$6,436
Mortgage backed securities
Agency	-	160,617	-	160,617
Non-agency	-	9,059	-	9,059
State and municipal securities	-	47,462	283	47,745

Total assets measured on a recurring basis	$-	$223,574	$283	$223,857

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended March 31, 2011 and 2010:

			Purchases,
	Beginning	Gains	Issuances, and	Sales and	Ending
(dollars in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Balance
March 31, 2011
State and municipal securities	$283	$1	$-	$-	$284
March 31, 2010
State and municipal securities	$737	$(3)	$-	$-	$734

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

Heritage Oaks Bancorp | - 26 -

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains / (Losses)
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$102	$102	$-
Commercial real estate	-	6,274	1,827	8,101	(100)
Commercial and industrial	-	955	586	1,541	-
Agriculture	-	241	-	241	-
Construction	-	-	937	937	-
Land	-	340	2,892	3,232	(10)
Loans held for sale	-	4,115	-	4,115	-
Other real estate owned	-	5,258	827	6,085	(725)

Total assets measured on a non-recurring basis	$-	$17,183	$7,171	$24,354	$(835)

As of December 31, 2010
Assets
Impaired loans
Residential 1 to 4 family	$-	$748	$-	$748	(48)
Home equity lines of credit	-	1,019	-	1,019	-
Commercial real estate	-	17,237	-	17,237	(1,556)
Farmland	-	2,626	-	2,626	-
Commercial and industrial	-	5,397	-	5,397	(161)
Agriculture	-	246	-	246	(117)
Construction	-	2,564	-	2,564	(417)
Land	-	3,136	-	3,136	(304)
Installment loans to individuals	-	370	-	370	(88)
Loans held for sale	-	11,008	-	11,008	-
Other real estate owned	-	6,668	-	6,668	(3,447)

Total assets measured on a non-recurring basis	$-	$51,019	$-	$51,019	$(6,138)

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

Heritage Oaks Bancorp | - 27 -

The following table provides a summary of the estimated fair value of financial instruments at March 31, 2011 and December 31, 2010:

	March 31 , 2011		December 31, 2010
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$46,864	$46,864	$22,951	$22,951
Interest bearing deposits	119	119	119	119
Securities available for sale	203,210	203,210	224,966	224,966
Federal Home Loan Bank stock	4,974	4,974	5,180	5,180
Loans receivable, net of deferred fees and costs	667,831	669,227	675,690	678,916
Loans held for sale	4,115	4,115	11,008	11,008
Bank owned life insurance	13,972	13,972	13,843	13,843
Accrued interest receivable	3,797	3,797	3,986	3,986

Liabilities
Non-interest bearing deposits	193,283	193,283	182,658	182,658
Interest bearing deposits	593,045	594,270	615,548	617,296
Federal Home Loan Bank advances	45,000	45,060	45,000	45,025
Junior subordinated debentures	8,248	7,723	8,248	7,713
Accrued interest payable	465	465	423	423

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$160,839	$1,608	$157,411	$1,574

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

Heritage Oaks Bancorp | - 28 -

Bank Owned Life Insurance

Fair values are based on current cash surrender values at each reporting date provided by the underlying insurers.

Federal Home Loan Bank Advances

The fair value disclosed for FHLB advances is determined by discounting contractual cash flows at current market interest rates for similar instruments.

Non-Interest Bearing Deposits

The fair values disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.   At March 31, 2011, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

Heritage Oaks Bancorp | - 29 -

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

Net income available to common shareholders will be impacted to the extent the Company charges retained earnings for the accretion of the discount on the Series A Senior Preferred Stock and any dividends accrued and paid from retained earnings on the Series A Senior Preferred Stock.  For the three months ended March 31, 2011 and 2010, dividends and accretion on the Series A Senior Preferred Stock totaled $0.4 million.  Additionally, the Company is subject to certain limitations during its participation in the CPP including:

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

The Company must adhere to restrictions placed on the amount and type of compensation paid to its executives while participating in the CPP, pursuant to section 111 of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”).

Beginning in the second quarter of 2010, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Company of San Francisco.  As a result, as of March 31, 2011, the Company has accrued for but has not paid approximately $1.2 million in dividends on its Series A Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  As of March 31, 2011, the Company has not paid dividends on Series A Preferred Stock for four consecutive quarters.

For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of these condensed consolidated financial statements.

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

Heritage Oaks Bancorp | - 30 -

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

Series C Preferred Stock is a non-voting class of stock substantially similar in priority to the common stock of the Company, except for a liquidation preference over the Company’s common stock.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party or otherwise makes a “Permissible Transfer”, as defined in the terms of the Series C Preferred Stock. The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock to an unaffiliated third party.  Such transfer has not occurred as of March 31, 2011.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 12.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the “Order”) to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and have taken actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed above which, following a contribution of a portion of the proceeds to the Bank, brought the Bank into compliance with the capital requirements of the Order.  Additionally, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. Although the Company and Bank believe that the requirements of both the Order and the Written Agreement have been addressed, a recently completed examination did not alter any of the provisions of the Order or the Written Agreement.

Please also refer to the Company’s current reports filed on Form 8-K with the SEC on March 10, 2010 and March 8, 2010 and the Company’s Note 22 to the consolidated financial statements filed as part of its Annual Report on Form 10-K with the SEC on March 10, 2011, for a more complete description of the provisions of the Order and Written Agreement, respectively.

Heritage Oaks Bancorp | - 31 -

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

In the second quarter of 2010 the Company elected to defer interest payments on $8.2 million junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, the Company has accrued for but has not paid approximately $0.2 million in interest payments on these debentures, as of March 31, 2011, associated with payments due on these debentures since June 2010. For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of these condensed consolidated financial statements.  For such time as the Company continues to the deferral of interest, it will be prevented from, among other things, paying dividends on its preferred and common stock.

Heritage Oaks Bancorp | - 32 -

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ongoing financial crisis in the United States, including the continuing downturn in the California real estate market, and the response of the federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, as well as economic, political and global changes arising from the war on terrorism, the Company’s ability to increase profitability, sustain growth, the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of Consent Order and Written Agreement issued by regulatory authorities having oversight of the Company’s and Bank’s operations, and financial policies of the United States government. (Refer to the Company’s December 31, 2010 10-K, ITEM 1A. Risk Factors). The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Heritage Oaks Bancorp | - 33 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company as of and for the three month periods ending March 31, 2011 and 2010.  The analysis should be read in connection with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

The Company

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank (“Bank”), a 15 branch bank serving San Luis Obispo and Santa Barbara counties.  In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

In September 2007, the Company formed Heritage Oaks Capital Trust III (“Trust III”). Trust III is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  In June 2010 the Company re-purchased all the outstanding securities related to Trust III and dissolved Trust III in the fourth quarter of 2010.

On October 12, 2007, the Company acquired Business First National Bank (“Business First”).  Business First was merged with and into Heritage Oaks Bank.  In connection with the acquisition, two additional branches were added to the Bank’s network.  For additional information regarding this acquisition, please see Note 23 to the consolidated financial statements of the Company’s 2008 annual report, which was filed on Form 10-K.

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

Executive Summary

For the three months ended March 31, 2011, the Company reported net income applicable to common shareholders of $157 thousand.  In the same period ended a year earlier, the Company reported a net loss applicable to common shareholders of approximately $1.7 million.  Net income per diluted common share was $0.01 for the first quarter of 2011 as compared to the net loss per diluted common share of $0.22 for the first quarter of 2010.

Heritage Oaks Bancorp | - 34 -

Operating results for the first quarter of 2011 were positively impacted by a lower level of loan loss provisioning and greater net-interest income and non-interest income as compared to the same period a year earlier.  Non-interest expense trended negatively during the first quarter of 2011 as compared to prior year, primarily due to greater other real estate owned (“OREO”) fair value write-downs and elevated regulatory and equipment costs.

Credit related cost in the first quarter of 2011, such as the provision for loan losses and OREO fair value write-downs, continue to negatively impact earnings, but on a holistic basis, much less so than in the prior year.  The Company recorded approximately 61.8% less in provision for loan losses during the first quarter of 2011 as compared with the same quarter a year earlier, as non-performing loan levels (as a percentage of total assets) declined from 4.80% at March 31, 2010 to 2.80% at March 31, 2011.  Conversely, as of March 31, 2011, the allowance for loan losses represented 3.65% of total gross loans, up from the 2.57% reported a year earlier.

Non-interest expenses increased for the quarter ended March 31, 2011, as compared to the first quarter of 2010 by $0.8 million, primarily as a result of increases in OREO related write-downs and sales costs of $0.5 million and also due to increases of $0.1 million for both regulatory filing fees and equipment costs.

Liquidity continued to remain strong during the first quarter of 2011 despite an $11.9 million reduction in deposit balances over the quarter.  The Company reported a liquidity ratio, the ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities, of 30.47% at March 31, 2011, down slightly compared to the 30.94% reported at March 31, 2010.

Comparative operating results for the three month periods ended March 31, 2011 and 2010 are as follows:

•                  For the three months ended March 31, 2011, interest income totaled approximately $12.1 million, down $0.3 million as compared to the same three month period ended a year earlier.  The decrease in interest income is related primarily to a $0.6 million decline of interest income on loans driven by the $54.9 million decline in gross loans outstanding as compared to March 31, 2010 balances.  Contraction in the loan portfolio has led to an increase in the balances of lower yielding securities of $74.9 million as compared to prior year, partially offsetting the decline in interest income on loans by $0.2 million.  Total forgone interest for the first quarter, 2011 was $0.6 million, flat when compared to the first quarter, 2010 and negatively impacted the yield on the loan portfolio and earning assets by 36 and 27 basis points, respectively.  During the first quarter of 2011, the Bank also received payoff on a non-performing loan in an amount greater than full satisfaction of the unpaid principal balance, thereby representing a return of $83 thousand of interest income previously forgone when the loan was placed on non-accrual status.  This return of interest benefitted the yield on the loan portfolio and earning assets by 5 and 3 basis points, respectively.

•                  For the three months ended March 31, 2011, interest expense totaled approximately $1.4 million, representing a decrease of $1.1 million as compared to the first quarter, 2010.  Management’s continued focus on decreasing funding costs, which intensified in the latter part of 2010, contributed significantly to the year over year declines in funding costs.  The cost of interest bearing deposits declined 64 basis points from 1.50% to 0.86% for the three month period ended March 31, 2011 when compared to that reported for the same period a year earlier.

•                  Net interest income for the three months ended March 31, 2011 totaled approximately $10.7 million, representing an increase of $0.8 million over the first quarter of 2010.  Year over year increases in net interest income can be attributed in large part to the decrease in deposit costs and offsetting reduction in interest income from the loan portfolio mentioned in the preceding paragraphs.  For more information related to net-interest income, please see “Net-Interest Income and Margin” of this Discussion and Analysis.

•                  Non-interest income totaled approximately $1.9 million for the quarter ended March 31, 2011, representing an increase of approximately $0.1 million when compared to the same period ended a year earlier.  The year over year increase in non-interest income can be attributed to greater mortgage gain on sale and origination fee income as well as increases in debit / credit card fee income and gain on securities sales.  For more information related to non-interest income, please see “Non-Interest Income” of this Discussion and Analysis.

•                  Non-interest expense totaled approximately $9.9 million for the quarter ended March 31, 2011, representing an increase of approximately $0.8 million as compared to the first quarter of 2010.  The year over year increase is primarily attributable to elevated write-downs on OREO which were $0.5 million greater in the first quarter of 2011 as compared to the same period ended a year earlier.  Other year to date increases to non-interest expense were driven by increases in FDIC insurance premiums and equipment expenses.  For more information related to non-interest expenses, please see “Non-Interest Expenses” of this Discussion and Analysis.

Heritage Oaks Bancorp | - 35 -

•                  The efficiency ratio was 78.49% for the first quarter of 2011, marginally increased compared to the 77.24% reported for the first quarter of 2010 as the incremental year-over year increases in net-interest income and non-interest income were nearly the same as the increase in non-interest expense; therefore at an incremental addition to the efficiency ratio near 100.00%.

The following provides a summary of significant year to date changes in components of the balance sheets as of March 31, 2011 compared to the prior year end:

•                  At March 31, 2011, gross loan balances were $667.8 million, $9.5 million or 1.4% lower than that reported at December 31, 2010.  Lending efforts during the first quarter of the year more than replaced normal portfolio declines from regular principal payments and pre-payments; nonetheless, year to date loan portfolio balances declined overall as compared to December 31, 2010 balances due to the sale of $6.4 million in classified loans, $3.5 million in gross charge-offs and the transfer of $1.6 million of classified loans to OREO.  See also “Loans” under “Financial Condition” of this Discussion and Analysis for additional information regarding the Company’s loan portfolio.

•                  March 31, 2011, total deposits were $786.3 million, $11.9 million or 1.5% less than that reported at December 31, 2010.  Core deposits (defined as exclusive of jumbo CDs) were approximately $676.0 million, $4.3 million, or 0.6% less than that reported at December 31, 2010.  Although total deposits and core deposits decreased as compared to December 31, 2010 balances, there was a favorable shift in the mix of the portfolio, as non-interest bearing demand deposits increased by $10.6 million while higher interest bearing accounts such as money market and time deposits decreased by $22.5 million.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this Discussion and Analysis for information regarding the Company’s deposit liabilities.

•                  At March 31, 2011, borrowings from the FHLB were $45.0 million, unchanged from that reported at December 31, 2010.  The average rate paid on borrowings with the FHLB for the three months ended March 31, 2011 and 2010 was 0.58% and 0.57%, respectively.  While the rate paid for FHLB borrowings is little different as compared to the same period end a year earlier, the Bank was able to extend the duration of such borrowings at a similar cost as reported for the first quarter of 2010 due to the historically low interest rate environment.  See also “Deposits and Borrowed Funds” under “Financial Condition” of this Discussion and Analysis for information regarding the Company’s FHLB borrowings.

•                  Investment securities totaled approximately $203.2 million, approximately $20.6 million less than that reported at December 31, 2010.  The year to date decrease in the portfolio can be attributed to the timing gap between first quarter 2011 securities sales and reinvestments and to a buildup in cash and equivalents in preparation to pay down $15 million of FHLB borrowing in the second quarter.  This pay down was done in April 2011 to take advantage of the new FDIC deposit insurance base rate structure, which charges financial institutions for excess leverage.  For additional information on the Company’s investment securities portfolio, please see “Investment Securities and Other Earning Assets” of this Discussion and Analysis.

•                  Federal Funds sold and interest bearing due from balances totaled approximately $46.8 million at March 31, 2011, representing an increase of approximately $23.9 million over that reported at December 31, 2010.  Increased balances within this category are attributable in large part to the previously discussed timing gap between securities sales and reinvestment.  The Bank also held $15 million of excess liquidity in cash at the end of the first quarter, 2011 with the specific purpose of paying down FHLB borrowings early in the second quarter, 2011.  See also “Investment Securities and Other Earning Assets” of this Discussion and Analysis for additional information regarding Federal Funds sold and interest bearing due from balances.

The following provides an overview of asset quality as of March 31, 2011:

•                  At March 31, 2011, the balance of non-performing loans was approximately $27.2 million or $5.7 million lower than that reported at December 31, 2010.  As of March 31, 2011 the balance of non-performing loans as a percentage of total gross loans was 4.07% compared to the 4.85% reported at December 31, 2010.  Contributing to the year to date decrease in non-performing loans was the return to performing status of $2.5 million, sale of $2.0 million of non-performing loans, receipt of approximately $1.5 million in principal payments, transfers to foreclosed collateral totaling $1.7 million and charge-offs of approximately $2.1 million.  These reductions were offset by approximately $4.2 million in balances that transferred to non-accruing status during the first three months of 2011.  Please see “Non-Performing Assets” of this Discussion and Analysis for a more complete discussion of the loans the Company has placed on non-accrual status.

Heritage Oaks Bancorp | - 36 -

•                  At March 31, 2011, the allowance for loan losses totaled approximately $24.4 million, representing 3.65% of total gross loans.  This compares to the $24.9 million or 3.68% of total gross loans reported at December 31, 2010.  Provisions for loan losses during the three months ended March 31, 2011 totaled approximately $2.0 million.  Provisions for loan losses declined approximately $3.2 million, from the amount reported for the three month period ended March 31, 2010. See also “Provision for Loan Losses” of this Discussion and Analysis for a more complete discussion regarding loan loss provisions.

•                  Charge-offs during the three month periods ended March 31, 2011 and 2010 totaled approximately $3.5 million and $1.5 million, respectively.  Net charge-offs during the three month periods ended March 31, 2011 and 2010 totaled approximately $2.6 million and $1.0 million, respectively.  Net charge-offs to average gross loans were 0.38%, 0.36% and 0.14% for the three month periods ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  Please see “Allowance for Loan Losses” of this Discussion and Analysis for additional information related to the charge-offs.

•                  OREO balances totaled approximately $6.1 million at March 31, 2011, a decrease of approximately $0.6 million from that reported at December 31, 2010.  The Company transferred approximately $1.6 million to OREO in the first three months of 2011.  OREO dispositions totaled approximately $1.4 million and write-downs of OREO totaled $0.7 million in first three months of 2011.

Recent Developments

The Bank continues to operate under the Consent Order issued March 4, 2010 and believes it has addressed the terms of the Order, as discussed in Note 12 of the condensed consolidated financial statements filed on this form 10-Q. Compliance with the Order will continue to be determined by the FDIC and DFI by quarterly monitoring and through future examinations.

Dividends and Stock Repurchases

During the first three months of 2011, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  See Note 11. Preferred Stock, of the condensed consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Series A Senior Preferred Stock.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed on this Form 10-Q.

The Company paid no dividends on or made repurchases of its common stock during the first three months of 2011 or during the entire year of 2010.

Heritage Oaks Bancorp | - 37 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	03/31/11	12/31/10	09/30/10	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09

Return on average assets	0.22%	0.21%	-4.29%	-2.32%	-0.56%	-1.43%	-2.30%	0.23%

Return on average equity	1.73%	1.67%	-32.20%	-17.35%	-5.70%	-15.27%	-22.54%	2.20%

Return on average common equity	0.65%	0.10%	-40.70%	-55.46%	-10.93%	-22.05%	-31.14%	1.44%

Average equity to average assets	12.51%	12.29%	13.32%	13.36%	9.88%	9.35%	10.18%	10.68%

Average common equity to average assets	10.00%	9.94%	10.88%	6.91%	6.57%	7.14%	7.87%	8.26%

Net interest margin	4.73%	4.58%	4.56%	4.69%	4.43%	4.81%	4.34%	4.91%

Efficiency ratio*	78.49%	98.35%	78.56%	69.48%	77.24%	71.34%	95.25%	70.95%

Average loans to average deposits	86.41%	85.42%	87.99%	91.82%	93.67%	93.45%	98.20%	103.58%

Net (loss) / income	$522	$517	$(10,903)	$(5,835)	$(1,339)	$(3,416)	$(5,242)	$507

Net (loss) / income available to common shareholders	$157	$26	$(11,260)	$(9,644)	$(1,690)	$(3,767)	$(5,594)	$257

Earnings / (loss) per common share:
Basic	$0.01	$-	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03
Diluted	$0.01	$-	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)	$0.03
Weighted average outstanding shares:
Basic	25,035,012	25,004,697	25,004,479	11,250,989	7,717,194	7,704,060	7,699,377	7,696,027
Diluted	26,251,608	26,247,491	25,004,479	11,250,989	7,717,194	7,704,060	7,699,377	7,866,962

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses and other than temporary impairment losses.

Local Economy

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 267,000, 85,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and the related production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Further, access to numerous recreational activities and destinations including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased commercial and industrial vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.  However, the abundant tourism industry that has developed over the past decade in the Company’s market area, especially in the wine industry and coastal communities, has provided support for the local economy in previous economic downturns and has, to some degree, provided support in the current economic environment.

Heritage Oaks Bancorp | - 38 -

The last three years have proven to be challenging not only on the national level, but within the state of California and more specifically the Company’s primary market area.  As the real estate market and general economic conditions have continued to wane throughout the last three years, the ability of borrowers to satisfy their obligations to the financial sector has languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market has negatively impacted the credit quality of the loan portfolio over the last three years.  Recent indications show the unemployment rate within California to be approximately 12.0%, which is down modestly from its recent highs.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas continue to be below the state average, but are still in excess of the longer term average that we have experienced.

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

Looking forward into the remainder of 2011, Management anticipates there to be continued weakness in economic conditions on national, state and local levels compared to historical periods.  Many economic forecasts suggest unemployment levels, although not growing dramatically, will remain elevated for some time, which will undoubtedly place continued pressure on conditions within the Company’s primary market area.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result the Company may be required to make further significant provisions to the allowance for loan losses during 2011.  That said, Management has and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in the 2010 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K.

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

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans.  The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on contractual terms of the loan and/or when, in the opinion of Management, there is reasonable doubt as to collectability unless such loans are well collateralized and in the process of collection.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote.  Interest payments received on such loans are generally applied as a reduction to the loan principal balance, unless the likelihood of further loss is remote whereby cash interest payments may be recorded during the time the loan is on non-accrual status.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of Management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or Management believes, based on current information, that such loan is no longer impaired.

Heritage Oaks Bancorp | - 39 -

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

Heritage Oaks Bancorp | - 40 -

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

Goodwill and Other Intangible Assets

As discussed in the 2010 Annual Report, Note 1 of the consolidated financial statements, which was filed on Form 10-K, the Company assesses goodwill and other intangible assets each year for impairment.  The Company’s assessment at December 31, 2010, pursuant to its Goodwill Impairment Testing Policy, was performed with the assistance of an independent third party and resulted in no impairment.

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary differences between the financial statement carrying amounts and the corresponding tax basis of assets and liabilities.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and the Company’s net income will be reduced.  The Company performed an in depth analysis of its deferred tax assets to determine if the current carrying value would be realized in future periods, initially in the third quarter of 2010 and updated such during the fourth quarter of 2010.  Based on the Company’s analysis it determined that approximately $7.1 million of its deferred tax assets did not meet the “more likely than not” standard for realizability as of December 31, 2010.  Therefore the Company maintained a valuation allowance for this portion of its deferred tax assets.  On a go-forward basis the Company will analyze its deferred tax assets and related valuation allowance on a quarterly basis, first by determining if actual results are tracking to projections utilized in the December 31, 2010 analysis and will perform more in-depth analysis if: a) actual results are not tracking to projection amounts, thereby suggesting that additional valuation allowance increases may be in order, or b) at such a time that reversal of the valuation allowance may be in order.  Please see Note 6. Deferred Tax Assets of the consolidated financial statements, filed on this Form 10-Q for additional information related to its deferred tax assets and the related valuation allowance.

Heritage Oaks Bancorp | - 41 -

Results of Operations

Operating results for the three months ended March 31, 2011, when compared to the same period ended a year earlier, improved by $1.9 million and were most significantly impacted by lower quarterly loan loss provision expense. Loan loss provision expense was $2.0 million for the first quarter of 2011 and $3.2 million lower than that reported in the first quarter of 2010.  Although net charge-offs for the first quarter, 2011 of $2.6 million were $1.6 million greater than those in the first quarter 2010, we were able to maintain a greater allowance for loan losses as a percentage of loans as compared to the position a year earlier. At March 31, 2011, we reported a 3.65% allowance for loan losses to total gross loans as compared to just 2.57% a year earlier.  Furthermore, $2.3 million of current quarter charge-offs were recorded to adjust the values of classified loans transferred to held for sale status to their estimated sales prices.  These loans were subsequently sold prior to quarter-end at such market prices.  Adjusting for charge-offs related to loan sales, the first quarter reported $0.3 million in net charge-offs.  Please see “Provision for Loan Losses” of this Discussion and Analysis for additional information related to provision for loan losses.

First quarter, 2011 operating results as compared to the first quarter, 2010 were also positively impacted by increased net interest income and non-interest income of $0.8 million and $0.1 million, respectively.  These improvements were offset by elevated non-interest expense levels which were $0.8 million higher during the first quarter, 2011, than in the first quarter, 2010.  Please see “Net Interest Income and Margin”, “Non-Interest Income”, and “Non-Interest Expense” of this Discussion and Analysis for additional information related to these components of operating income.

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

Forgone interest on non-accrual loans continues to be a significant strain on interest income though this trend is stabilizing due to a deceleration of inflow of new non-accrual loans.  Total forgone interest related to impaired loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, and (2) interest lost prospectively for the period of time a loan is on non-accrual status and lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.6 million during the three months ended March 31, 2011 and 2010, respectively.

Our earnings are highly influenced by changes in short term interest rates.  The nature of our balance sheet can be summarily described as of short duration and slightly net liability sensitive. The balance sheet consists of short duration assets because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and Prime interest rates.  However, over the last three years interest rates have fallen to unprecedented levels and as a result a significant portion of loans in the Company’s loan portfolio are currently at their floors.

Given that current interest rates are considerably lower than most floors in the loan portfolio, the Company would need to see a notable rise in interest rates before the overall yield on the portfolio would begin to rise.  Additionally, as a result of promotions over the last two years designed to attract lower cost core deposits, the Company was able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to its current slightly liability sensitive position, regarding interest rate sensitivity.  This situation was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Federal Funds and Prime rates during 2008, which are still in place as of March 31, 2011.  Given our current slightly liability sensitive position, an upward movement in interest rates will result in a reduction in net interest income until such time as interest rates related to the Company’s variable-rate priced loans move back above their floor rates.  At such time as the loan rates, for a substantial portion of the loan portfolio, move above their floors the Company should return to its more traditional net asset sensitivity profile, all other things being equal.

For the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, the net interest margin was 4.73%, 4.58%, and 4.43%, respectively.  This represents an increase of 15 basis points when compared to the prior quarter and 30 basis points when compared to that reported for the same period ended a year earlier.  Decreases in funding costs were the primary driver for the year over year increase in the net interest margin.  However, this was partially offset by a moderate decline in asset yields during first quarter 2011.

Heritage Oaks Bancorp | - 42 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2011 and 2010.  The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	March 31, 2011			March 31, 2010
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$119	1.10%	$-	$119	1.58%	$-
Interest bearing due from banks	16,933	0.22%	9	48,884	0.23%	28
Federal funds sold	2,839	0.14%	1	2,475	0.16%	1
Investment securities taxable	182,999	2.64%	1,190	103,515	4.01%	1,023
Investment securities non taxable	36,130	4.24%	378	22,960	4.54%	257
Loans (1) (2)	679,611	6.29%	10,534	732,248	6.17%	11,141
Total interest earning assets	918,631	5.35%	12,112	910,201	5.55%	12,450

Allowance for possible loan losses	(25,375)			(17,354)
Other assets	86,429			72,283
Total assets	$979,685			$965,130

Interest Bearing Liabilities:
Interest bearing demand	$63,802	0.22%	$34	$80,211	1.08%	$214
Savings	28,583	0.17%	12	28,048	0.26%	18
Money market	281,581	0.55%	379	269,885	1.28%	850
Time deposits	228,693	1.50%	848	234,451	2.06%	1,189
Total interest bearing deposits	602,659	0.86%	1,273	612,595	1.50%	2,271
Other secured borrowing	-	0.00%	-	966	4.62%	11
Federal Home Loan Bank borrowing	52,222	0.58%	75	65,000	0.57%	92
Junior subordinated debentures	8,248	2.07%	42	13,403	3.90%	129
Total borrowed funds	60,470	0.78%	117	79,369	1.19%	232
Total interest bearing liabilities	663,129	0.85%	1,390	691,964	1.47%	2,503
Non interest bearing demand	183,880			169,149
Total funding	847,009	0.67%	1,390	861,113	1.18%	2,503
Other liabilities	10,127			8,667
Total liabilities	$857,136			$869,780

Stockholders’ Equity:
Total stockholders’ equity	122,549			95,350
Total liabilities and stock holder’s equity	$979,685			$965,130

Net interest income			$10,722			$9,947
Net interest margin (3)		4.73%			4.43%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $108 and $200 for the three months ending March 31, 2011 and 2010, respectively have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 43 -

The tables below set forth changes in average interest earning assets and their respective yields for the three month periods ending March 31, 2011 compared to that reported during the same period ended in 2010:

	Average Balance				Average Yield
	for the three months ending				for the three months ending
	March 31,		Variance		March 31,
(dollars in thousands)	2011	2010	dollar	percentage	2011	2010	Variance
Investments with other banks	$119	$119	$-	0.00%	1.10%	1.58%	-0.48%
Interest bearing due from banks	16,933	48,884	(31,951)	-65.36%	0.22%	0.23%	-0.01%
Federal funds sold	2,839	2,475	364	14.71%	0.14%	0.16%	-0.02%
Investment securities taxable	182,999	103,515	79,484	76.79%	2.64%	4.01%	-1.37%
Investment securities non taxable	36,130	22,960	13,170	57.36%	4.24%	4.54%	-0.30%
Loans (1) (2)	679,611	732,248	(52,637)	-7.19%	6.29%	6.17%	0.12%

Total interest earning assets	$918,631	$910,201	$8,430	0.93%	5.35%	5.55%	-0.20%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $108 and $200 for the three months ending March 31, 2011 and 2010, respectively have been included in the interest income computation.

At March 31, 2011, average interest earning assets were $8.4 million higher than that reported over the same three month period ended a year earlier.  The primary driver behind the increase in average interest earning assets was growth in the Company’s securities portfolio, which increased by $92.7 million for the quarter ended March 31, 2011 as compared to the first quarter of 2010.  Increases of average balances on the securities portfolio during the first quarter of 2011 offset the $52.6 million decrease in average loan balances, and $32.0 million decrease in interest bearing due from bank balances as compared to the same period ended a year earlier.

The yield on earning assets for the three months ended March 31, 2011 was 5.35% compared to 5.55% for the same period ended a year earlier.  The year over year decline in the yield on earning assets can be attributed to several factors including the change of the mix of earning assets away from higher yielding loans to lower yielding investment securities, impact of interest reversals and forgone interest on non-accruing loans and lost interest due to TDR rate and term concessions.

The primary driver in the decline in yield on earning assets was the shift in asset mix away from loans to securities.  As previously mentioned, average loans declined by $52.6 million while average securities balances increased by $92.7 million during the first quarter of 2011 as compared to the first quarter of 2010.  Compounding the decline in yield was a 121 basis point drop in securities yields from 4.11% in the first quarter of 2010 to 2.90% for the first quarter of 2011.

For the three months ended March 31, 2011 the yield on the loan portfolio was 6.29% or 12 basis points higher than reported for the same period ended a year earlier.  The increase in quarterly yield on the loan portfolio for the first quarter of 2011 as compared to the same quarter a year earlier can be attributed primarily to the recovery of interest on a non-performing loan which we recovered 100% of the outstanding principal and interest.  Total forgone interest, which consists of initial interest reversals and ongoing lost interest attributable to loans transferred to non-accrual status and interest lost due to TDR rate concessions, was essentially unchanged at $0.6 million for the three months ended March 31, 2011, and 2010.  Total forgone interest reduced the yield on the loan portfolio by 34 basis points for the first quarter 2011 and 32 basis points for the first quarter, 2010.

Although forgone interest was flat for the first quarters of 2011 and 2010, the components of forgone interest changed significantly, particularly with regard to initial interest reversals related to loans transferred to non-accrual status, which were $0.1 million for the first quarter of 2011, representing a decrease of $0.2 million or 75.9% as compared to the first quarter of 2010.  This is representative of the significant reduction in non-performing loans over the last year from $49.0 million at March 31, 2010 to $27.2 million at March 31, 2011 as well as the reduction of additions to non-accruing balances from $16.9 million to just $4.2 million for the quarters ended March 31, 2010 and 2011, respectively.

Heritage Oaks Bancorp | - 44 -

New loan originations have slowed due in part to a decline in loan demand and fewer loans that meet the Company’s underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, we have been investing excess liquidity primarily in shorter-termed, agency mortgage backed securities.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as they currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Company to maximize yields on excess liquidity while ensuring adequate cash flow to support potential loan growth in future periods.

To a lesser extent and more recently, we have also been selectively taking advantage of value opportunities in the taxable and tax-exempt municipal bond sector to both augment our interest rate risk profile and in order to increase the yield on our investment portfolio.

The tables below set forth changes in average interest bearing liabilities and their respective rates for the three month period ending March 31, 2011 compared to that reported during the same period ended in 2010:

	Average Balance				Average Rate
	for the three months ending				for the three months ending
	March 31,		Variance		March 31,
(dollars in thousands)	2011	2010	dollar	percentage	2011	2010	Variance
Interest bearing demand	$63,802	$80,211	$(16,409)	-20.46%	0.22%	1.08%	-0.86%
Savings	28,583	28,048	535	1.91%	0.17%	0.26%	-0.09%
Money market	281,581	269,885	11,696	4.33%	0.55%	1.28%	-0.73%
Time deposits	228,693	234,451	(5,758)	-2.46%	1.50%	2.06%	-0.56%
Other secured borrowings	-	966	(966)	-100.00%	0.00%	4.62%	-4.62%
Federal Home Loan Bank borrowing	52,222	65,000	(12,778)	-19.66%	0.58%	0.57%	0.01%
Junior subordinated debentures	8,248	13,403	(5,155)	-38.46%	2.07%	3.90%	-1.83%

Total interest bearing liabilities	$663,129	$691,964	$(28,835)	-4.17%	0.85%	1.47%	-0.62%

At March 31, 2011, the average balance of interest bearing liabilities was $28.8 million lower than that reported over the same three month period ended a year earlier.  Year over year decreases in the average balance of interest bearing liabilities can be attributed in large part to lower interest bearing demand, and Federal Home Loan Bank borrowings.  We attribute the decrease in interest bearing liabilities in part to migration to other interest bearing account categories, such as money market as our customers search for better yield opportunity inside of our own product set.  Second, this decrease can be attributed to planned reductions in borrowings driven both by the need for less borrowed funds due to the large flow of funds into our deposit portfolio over 2009 and the earlier part of 2010, as well as the funds derived from our March 2010 capital raise.

The yield on interest bearing deposits declined by 64 basis points to 0.86% for the period ended March 31, 2011 as compared to the same period ended a year earlier.  This significant decline is in part due to the historically low interest rate environment which existed throughout 2010 and the first quarter of 2011, but is also due to our efforts to systematically lower our cost of deposits throughout 2010 and particularly through the fourth quarter of 2010 and first quarter of 2011.  Such efforts have contributed to a moderate decline in interest bearing deposit accounts and, to a lesser extent time deposits however, the overall composition and cost of our deposit portfolio has greatly improved as a result of this strategy.

It is also noteworthy that while on a comparative basis, we have experienced a decline in interest bearing funds for the first quarter 2011 as compared to the same period a year earlier, conversely, our average non-interest bearing demand deposit balances have increased on a comparative basis by $14.8 million to $183.9 million for the quarter ended March 31, 2011 from $169.1 million for the same period ended a year earlier.  This increase in non-interest bearing demand balances has served to significantly augment our overall cost of funds, thereby decreasing such by 18 basis points as compared to the cost of our interest bearing liabilities alone.  Our total cost of funds for the period ended March 31, 2011 was 0.67%, a decrease of 51 basis points as compared to the same period ended a year earlier when our total cost of funds was 1.18%

For the three months ended March 31, 2011 and 2010 the average rate paid on interest bearing liabilities was 0.85% and 1.47%, respectively, down 62 basis points year over year.  This decline can be attributed in large part to the deposit portfolio rate reductions previously discussed but also to decreases in higher cost funds such as time deposits, Federal Home Loan Bank borrowings and junior subordinated debentures.

Heritage Oaks Bancorp | - 45 -

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three month period ended March 31, 2011 over the same periods ended in 2010, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended
	March 31, 2011 over 2010
(dollars in thousands)	Volume	Rate	Total
Interest Income:
Investments with other banks	$-	$-	$-
Interest bearing due from banks	(17)	(2)	(19)
Federal funds sold	-	-	-
Investment securities taxable	600	(433)	167
Investment securities non-taxable (1)	211	(27)	184
Taxable equivalent adjustment (1)	(72)	9	(63)
Loans	(814)	207	(607)

Net decrease	(92)	(246)	(338)

Interest expense:
Savings, NOW, money market	(12)	(645)	(657)
Time deposits	(28)	(313)	(341)
Other secured borrowings	(5)	(6)	(11)
Federal Home Loan Bank borrowing	(19)	2	(17)
Junior subordinated debentures	(39)	(48)	(87)

Net decrease	(103)	(1,010)	(1,113)

Total net increase	$11	$764	$775

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Non-Interest Income

The table below set forth changes in non-interest income for the three month period ended March 31, 2011 compared to the same period ended in 2010:

	For the three months ended
	March 31,		Variances
(dollar amounts in thousands)	2011	2010	dollar	percentage
Fees and service charges	$570	$625	$(55)	-8.8%
Mortgage gain on sale and origination fees	615	527	88	16.7%
Debit/credit card transaction fee income	333	259	74	28.6%
Earnings on bank owned life insurance	148	151	(3)	-2.0%
Bancard merchant fee income	47	36	11	30.6%
Gain on sale of investment securities	73	-	73	N/A
Loss on sale of foreclosed assets	(27)	-	(27)	N/A
Other	133	175	(42)	-24.0%

Total	$1,892	$1,773	$119	6.7%

Non-interest income totaled $1.9 million and $1.8 million for the three month periods ended March 31, 2011 and 2010, and increased by $119 thousand when compared to the prior year.  The primary drivers which contributed to the increase of non-interest income for the three months ended March 31, 2011 as compared to the same period ended a year earlier were an increase in mortgage gain on sale and origination fees of $88 thousand or 16.7% and in debit/credit card transactions fee income of $74 thousand or 28.6%.  We have invested in the infrastructure and staffing levels of our mortgage business which lead to increased gain on sale and fee income as compared to the same period ended in the prior year Higher transaction/interchange income is attributable to a continued focus on debit card usage in conjunction with additional core relationships.  However, due to provisions in the “Dodd-Frank” bill we anticipate restrictions on interchange fee income that could dramatically reduce the amount of income we have historically generated from this line of business.

Heritage Oaks Bancorp | - 46 -

Partially offsetting these quarterly increases is a decrease of $55 thousand in fee and service charges.  We attribute the decline in service charge income to better cash management practices of business clients in the current economic environment.  The Company also saw an increase in earnings on bank owned life insurance which can be attributed to additional policies the Company purchased in the second half of 2009 for certain executive officers.

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three month period ended March 31, 2011 compared to the same period ended in 2010:

	For the three months ended
	March 31,		Variances
(dollar amounts in thousands)	2011	2010	dollar	percentage
Salaries and employee benefits	$4,551	$4,565	$(14)	-0.3%
Occupancy	944	933	11	1.2%
Equipment	452	328	124	37.8%
Promotional	172	179	(7)	-3.9%
Data processing	734	655	79	12.1%
OREO related costs	99	83	16	19.3%
Write-downs of foreclosed assets	733	210	523	249.0%
Regulatory assessment costs	715	612	103	16.8%
Audit and tax advisory costs	163	143	20	14.0%
Director fees	103	128	(25)	-19.5%
Outside services	347	403	(56)	-13.9%
Telephone / communications costs	84	82	2	2.4%
Amortization of intangible assets	165	129	36	27.9%
Stationery and supplies	112	122	(10)	-8.2%
Provision for unfunded loan commitments	30	-	30	100.0%
Other general operating costs	461	481	(20)	-4.2%

Total	$9,865	$9,053	$812	9.0%

Below is a discussion of the more significant changes in the components of non-interest expense.

Write-downs of Foreclosed Assets

For the three months ended March 31, 2011, write-downs of foreclosed assets increased approximately $0.5 million from that reported in the same period a year earlier.  The increase in write-downs for the three months ended March 31, 2011 was primarily a result of new market data on certain OREO assets held for sale, which suggested that further declines in value had occurred since the assets had been transferred into the OREO pool.

Equipment Expense

The $0.1 million increase within this category is primarily due to upgrades in certain software licenses and systems, as well as maintenance costs on the Company’s ATM network.

Regulatory Fees

For the three months ended March 31, 2011, regulatory fees totaled approximately $0.7 million.  This represents an increase of approximately $0.1 million over that reported for the same three month period a year ago.  Year over year increases within this category can be attributed in large part to higher FDIC insurance costs, due to the Bank’s current risk rating.  The Company currently anticipates regulatory assessment costs to trail down over the remainder of 2011, due to recent changes in the calculation for FDIC insurance, which went into effect in April of 2011.

Heritage Oaks Bancorp | - 47 -

Provision for Income Taxes

For the three month periods ended March 31, 2011, the Company recorded an income tax expense of approximately $0.2 million.  This compares to $1.2 million of income tax benefit the Company recorded for the same period ended in 2010.  The year over year variances for both the first quarter 2011 can be attributed to the Company’s return to profitability in the first quarter of 2011.  The Company’s effective tax rate was 31.7% for the three months ended March 31, 2011.  The effective tax rate for the same period ended a year earlier was (47.1%).

U.S. GAAP requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The results of the Company’s 2010 analysis concerning the realizability of its deferred tax assets indicated it was more likely than not the Company would not be able to realize approximately $7.1 million of its deferred tax assets and thus a corresponding valuation allowance was established.  Please see Note 6. Deferred Tax Assets of the consolidated financial statements, filed on this Form 10-Q for additional information concerning the Company’s deferred tax assets.

The deferred tax asset will be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.  The analysis for the first quarter of 2011 did not identify any adjustments to the required valuation allowance.

Provision for Loan Losses

An allowance for loan losses has been established by Management in order to provide for those loans that may not be repaid in their entirety for a variety of reasons.  The allowance is maintained at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries.  The provision for loan losses is based upon Management’s analysis of the adequacy of the allowance for loan losses, which includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed monthly by the Company’s Board of Directors and the Loan Committee, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses and any resulting provision for loan losses for the three months ended March 31, 2011 is consistent with prior periods.

The Company’s provision for loan losses was $2.0 million in the first quarter of 2011.  This represents a decrease of $3.2 million as compared to the amounts reported for the same period a year earlier.  The Company believes that the decrease in provisions for loan losses can be attributed a deceleration in the amount of required provisions due to efforts taken to date to identify and address potential credit issues, enhanced procedures around the issuance of new credit over the last couple of years and signs that the local economy may be stabilizing after a few years negative trends. As of March 31, 2011, the Company’s allowance for loan losses represented 3.65% of total gross loans and 90% of loans identified as non-performing.

Financial Condition

At March 31, 2011, total assets were approximately $970.9 million.  This represents a decrease of approximately $11.8 million or 1.2% over that reported at December 31, 2010.  The decrease in total assets is primarily attributable to the sale of $6.4 million of classified loans and a $6.9 million reduction of loans held for sale.  Declines in the investment portfolio were substantially offset by increases in cash and cash equivalents.

Heritage Oaks Bancorp | - 48 -

At March 31, 2011, total deposits were approximately $786.3 million or approximately $11.9 million lower than that reported at December 31, 2010.  The decline in deposits was mostly tied to declines in interest bearing deposits, partially offset by increases in non-interest bearing deposits.  The Company believes this net decline can be attributed to customers who are looking for higher yields moving out of the traditionally more conservative investment vehicles offered by the bank, into higher risk/higher yield investments outside the bank, such as the stock market.

Loans

Summary of Market Condition

The current recessive economic conditions resulted in a decline in loan demand, which largely contributed to contraction in the loan portfolio during 2010 and the first quarter of 2011. Economic pressures have also resulted in an overall decline in business activity, which has impacted some borrowers to whom the Company has extended credit. Although the Company believes that it may be starting to see some signs of stabilization in the local economy in which it operates, the Company realizes that a renewed decline in the national, state and local economies may further impact such borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, Management continues to closely monitor credit within the Company’s commercial and commercial real estate segments of the loan portfolio for additional signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

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

The credit quality of the loan portfolio is impacted by numerous factors including the economic environment in the markets the Company operates, which can have a direct impact on the value of real estate securing collateral dependent loans. Weak economic conditions have also impacted certain borrowers the Company has extended credit to, making it difficult for those borrowers to continue to make timely repayment on their loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in real estate collateral values may result in increases in provisions for loan losses that have an adverse impact on the Company’s operating results.

See also Note 3. Loans, of the condensed consolidated financial statements, filed on this Form 10-Q, for a more detailed discussion concerning credit quality, including the Company’s related policy.

Summary of Loan Portfolio

At March 31, 2011, total gross loan balances were $667.8 million.  This represents a decline of approximately $9.5 million or 1.4% from the $677.3 million reported at December 31, 2010.  The current quarter decline in total gross loans was most significantly impacted by $6.4 million in loan sales, coupled with net pay downs of loans, charge-offs and transfers to foreclosed collateral associated with the work through of certain problem credits, contributed to the year to date decline in loan balances.

Heritage Oaks Bancorp | - 49 -

The following table provides a summary of year to date variances in the loan portfolio as of March 31, 2011:

	March 31,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Real Estate Secured
Multi-family residential	$16,380	$17,637	$(1,257)	-7.13%
Residential 1 to 4 family	21,674	21,804	(130)	-0.60%
Home equity line of credit	31,413	30,801	612	1.99%
Commercial	352,471	348,583	3,888	1.12%
Farmland	12,670	15,136	(2,466)	-16.29%
Commercial
Commercial and industrial	141,516	145,811	(4,295)	-2.95%
Agriculture	15,278	15,168	110	0.73%
Other	126	153	(27)	-17.65%
Construction
Single family residential	10,940	11,525	(585)	-5.08%
Single family residential - Spec.	898	2,391	(1,493)	-62.44%
Tract	-	-	-	0.00%
Multi-family	1,728	2,218	(490)	-22.09%
Hospitality	-	-	-	0.00%
Commercial	26,755	27,785	(1,030)	-3.71%
Land	28,716	30,685	(1,969)	-6.42%
Installment loans to individuals	7,070	7,392	(322)	-4.36%
All other loans (including overdrafts)	196	214	(18)	-8.41%

Total loans, gross	667,831	677,303	(9,472)	-1.40%

Deferred loan fees	1,420	1,613	(193)	-11.97%
Reserve for possible loan losses	24,367	24,940	(573)	-2.30%

Total loans, net	$642,044	$650,750	$(8,706)	-1.34%

Loans held for sale	$4,115	$11,008	$(6,893)	-62.62%

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio as of March 31, 2011:

	March 31, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Real Estate Secured
Retail	$39,314	$1,808	$41,122	9.0%	36.5%	56	$5,000
Professional	70,976	161	71,137	15.5%	63.2%	91	10,000
Hospitality	101,166	335	101,501	22.1%	90.2%	48	10,692
Multi-family	16,380	-	16,380	3.6%	14.6%	21	3,128
Home equity lines of credit	31,413	20,659	52,072	11.3%	46.3%	330	1,340
Residential 1 to 4 family	21,674	366	22,040	4.8%	19.6%	64	2,400
Farmland	12,670	271	12,941	2.8%	11.5%	21	2,693
Healthcare / medical	16,771	-	16,771	3.7%	14.9%	31	2,155
Restaurants / hospitality	6,907	-	6,907	1.5%	6.1%	13	2,541
Commercial	103,286	536	103,822	22.6%	92.2%	126	5,500
Other	14,051	172	14,223	3.1%	12.6%	25	2,100

Total real estate secured	$434,608	$24,308	$458,916	100.0%	407.7%	826	$47,549

As of March 31, 2011, real estate secured balances represented approximately $434.6 million or 65.1% of total gross loans.

Heritage Oaks Bancorp | - 50 -

When compared to that reported at December 31, 2010, this represents an increase of approximately $0.6 million or 0.1%.  The primary factor behind the year to date increase can be attributed to the increase in the commercial component of the real estate secured segment due to new loans issued, net of pay downs, during the quarter totaling $9.3 million, which were partially offset by a $3.6 million reduction due to loans sold (part of the total $6.4 million in loan sales) completed during the quarter, $1.6 million of loans transferred to OREO during the quarter and $0.3 million in loan charge-offs on non-performing loans.  The increase in secured commercial loans was partially offset by declines in farmland loans due to the pay-off of a large credit, and in residential 1-4 loans due in part to the sale of a $0.2 million loan, (part of the total $6.4 million in loan sales), while the balance of the quarterly change was due to pay downs, net of new loans issued during the quarter.

At March 31, 2011, real estate secured balances, including undisbursed commitments, represented 408% of the Bank’s total risk-based capital, compared to the 412% reported at December 31, 2010. The decline in this ratio can be attributed to the level of risk free capital increasing at a disproportionally higher rate than the increase seen in the real estate secured loan segment.

At March 31, 2011, approximately $168.9 million or 38.9% of the real estate secured segment of the loan portfolio was considered owner occupied.

The Company has generally seen an increase in the capitalization rates (the rate at which a stream of cash flows is discounted to find their present value when valuing commercial properties) in our primary market area for the last three years. This increasing trend in capitalization rates would indicate that we are seeing pressure on commercial real estate prices within our market, primarily resulting from weakened economic conditions.

In September 2004, the Company issued an $11.7 million irrevocable standby letter of credit to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million.  The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility.  The project is 100% complete and substantially leased.  The letter of credit was renewed in September 2010 and will expire in September 2011.  The letter of credit has not been funded as of March 31, 2011.

Commercial

The following table provides a break-down of the commercial and industrial segment of the Company’s commercial loan portfolio as of March 31, 2011:

	March 31, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Commercial and Industrial
Agriculture	$1,292	$4,701	$5,993	2.8%	5.3%	40	$2,000
Oil gas and utilities	2,283	935	3,218	1.5%	2.9%	10	1,161
Construction	20,836	20,878	41,714	19.6%	37.1%	168	5,438
Manufacturing	10,265	9,185	19,450	9.1%	17.3%	88	1,675
Wholesale and retail	13,507	4,276	17,783	8.4%	15.8%	122	1,148
Transportation and warehousing	2,154	570	2,724	1.3%	2.4%	31	596
Media and information services	6,153	1,450	7,603	3.6%	6.8%	29	4,500
Financial services	7,462	2,755	10,217	4.8%	9.1%	49	1,500
Real estate / rental and leasing	18,063	8,796	26,859	12.6%	23.9%	106	3,500
Professional services	19,837	7,957	27,794	13.1%	24.7%	168	2,925
Healthcare / medical	13,161	6,748	19,909	9.4%	17.7%	109	11,355
Restaurants / hospitality	23,078	2,084	25,162	11.8%	22.4%	121	6,000
All other	3,425	893	4,318	2.0%	3.8%	76	1,200

Commercial and industrial	$141,516	$71,228	$212,744	100.0%	189.2%	1,117	$42,998

Heritage Oaks Bancorp | - 51 -

At March 31, 2011, commercial and industrial loans represented approximately $141.5 million or 21.2% of total gross loan balances.  This represents a decline of approximately $4.3 million or 3.0%.  The year to date decline can be attributed to pay-downs and payoffs, net of new advances, across all loan types within the segment , which totaled $3.3 million in the first three months of 2011, as well as charge-offs totaling approximately $1.0 million during the first three months of 2011.  As a result of these factors, the ratio of total commercial and industrial loan balances, including undisbursed commitments to risk-based capital, declined from 195.1% at December 31, 2010 to 189.2% at March 31, 2011. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries that credit has been extended to.

Agriculture

At March 31, 2011, agriculture balances totaled approximately $15.3 million or 2.3% of total gross loan balances, which represents an approximate $0.1 million increase when compared to that reported at December 31, 2010.  At March 31, 2011 and December 31, 2010, agriculture balances represented 13.6% of the Bank’s total risk-based capital.

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio as of March 31, 2011:

	March 31, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Construction
Single family residential	$10,940	$6,253	$17,193	34.4%	15.3%	17	$3,450
Single family residential - Spec.	898	102	1,000	2.0%	0.9%	1	1,750
Multi-family	1,728	-	1,728	3.5%	1.5%	2	1,751
Commercial	26,755	3,375	30,130	60.1%	26.8%	9	7,600

Total construction	$40,321	$9,730	$50,051	100.0%	44.5%	29	$14,551

At March 31, 2011, construction balances represented approximately $40.3 million or 6.0% of total gross loan balances, a decrease of $3.6 million or 8.2% from that reported at December 31, 2010. This decline is being impacted by the transfer of loans into other categories upon the completion of projects, primarily $2.2 million transferred to real estate secured residential, upon completion of the underlying project without a corresponding inflow of new construction lending, as well the $1.2 million residential – spec. real estate construction loan, which was sold as part of the total $6.4 million in loan sales and pay downs, net of new funds advanced on construction loans of $0.3 million.  As a result of these factors, the ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 48.1% at December 31, 2010 to 44.5% at March 31, 2011.

Construction loans are typically granted for a one year period and then, refinanced into permanent loans with varying maturities.

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio as of March 31, 2011:

	March 31, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Land
Single family residential	$5,565	$152	$5,717	19.4%	5.1%	31	$1,000
Single family residential - Spec.	338	-	338	1.1%	0.3%	3	267
Tract	13,767	-	13,767	46.8%	12.2%	9	10,673
Commercial	8,154	581	8,735	29.7%	7.8%	16	1,500
Hospitality	892	-	892	3.0%	0.8%	2	644

Total land	$28,716	$733	$29,449	100.0%	26.2%	61	$14,084

Heritage Oaks Bancorp | - 52 -

At March 31, 2011, land balances represented approximately $28.7 million or 4.3% of total gross loan balances, a decline of $2.0 million or 6.4% from the corresponding balance reported at December 31, 2010.  The decline in land loans is due to primarily to the sale of a $1.3 million loan as part of the overall $6.4 million in loan sales completed during the quarter.  As a result of these factors, the ratio of total land loan balances, including undisbursed commitments, to risk-based capital declined from 28.9% at December 31, 2010 to 26.2% at March 31, 2011.

Installment

At March 31, 2011, the installment loan balances were approximately $7.1 million compared to the $7.4 million reported at December 31, 2010.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is no interest rate risk associated with these loans as the commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 45 days.  At March 31, 2011, mortgage correspondent loans (loans held for sale) totaled approximately $4.1 million, $6.9 million less than that reported at December 31, 2010.

Foreign Loans

At March 31, 2011, the Company had no foreign loans outstanding.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable losses as of the balance sheet date. The allowance is comprised of three components: specific credit allocation, general portfolio allocation and subjectively determined allocation. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements, filed on this Form 10-Q for a detailed discussion concerning the Company’s methodology for determining an adequate allowance. Please also see Note 1. Summary of Significant Accounting Policies of the consolidated financial statements, filed as part of the Form 10-K for the year ended December 31, 2010, for additional discussion concerning the allowance for loan losses, loan charge-offs, and credit risk management.

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date. The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment. While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets. Continued weakness in economic conditions and any other factor that may adversely affect credit quality result in higher levels of past due and nonaccruing loans, defaults and additional loan charge-offs which may require additional provisions for loan losses in future periods and increased allowance for loan losses.

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio. However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.

Heritage Oaks Bancorp | - 53 -

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category as of March 31, 2011, March 31, 2010 and December 31, 2010.

	March 31,				December 31,
	2011		2010		2010
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$97	0.6%	$119	0.6%	$118	0.7%
Residential 1 to 4 family	1,316	6.1%	560	2.2%	447	2.1%
Home equity line of credit	292	0.9%	174	0.6%	219	0.7%
Commercial	9,918	2.8%	6,274	1.9%	10,862	3.1%
Farmland	317	2.5%	850	6.6%	239	1.6%
Commercial
Commercial and industrial	9,382	6.6%	5,576	3.7%	9,024	6.2%
Agriculture	414	2.7%	1,681	8.6%	482	3.2%
Other	-	0.0%	1	0.4%	1	0.7%
Construction
Single family residential	560	5.1%	270	1.7%	632	5.5%
Single family residential - Spec.	49	5.5%	49	1.5%	75	3.1%
Tract	-		71	5.7%	-
Multi-family	97	5.6%	15	0.8%	349	15.7%
Hospitality	-		99	0.8%	-
Commercial	292	1.1%	567	1.8%	297	1.1%
Land	1,414	4.9%	2,198	4.3%	2,000	6.5%
Installment loans to individuals	195	2.8%	43	0.5%	166	2.2%
All other loans (including overdrafts)	24	12.2%	12	3.2%	29	13.6%

Total allowance for loan losses	$24,367	3.6%	$18,559	2.6%	$24,940	3.7%

The allowance for loan losses increased in the first quarter of 2011 as compared to the corresponding period in 2010 by $5.8 million due in large part to incremental allowances established during the last three quarters of 2010. These incremental allowances were driven by continued weakness in the local economy, which contributed to elevated levels of non-performing loans, primarily in commercial lending (both real estate secured and general commercial lending).  During the first quarter of 2011, the Company has experienced some stabilization in the market, and a reduced level of new transfers of loans to non-performing status which has resulted in a nominal decline in the allowance.

The allowance actions taken in the last three quarters of 2010, noted in the preceding paragraph, were targeted in three main segments: real estate secured, commercial and industrial, and land. The allocation of the allowance for loan losses to the real estate secured segment of the loan portfolio has increased due in large part to higher balances of classified real estate loans, an increase in specific credit reserves within this segment, increased levels of credit losses and the continued weakness in local state and economic conditions.  Contributing further to the increase in the allocation to the real estate secured segment of the portfolio was an increase in watch list credits within this segment, specifically within commercial real estate.  Increases in the allocation to commercial and industrial balances can be attributed in large part to higher credit losses within this segment in conjunction with the continued weakened state of economic conditions. A reduction in the allocation to the land segment of the loan portfolio can be attributed in part to lower levels of classified balances within this segment as well as the charge-off of specific reserves within this segment.

Continued weakness in economic conditions and any further deterioration in the credit quality of the segments mentioned above may result in further significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At March 31, 2011, the balance of classified loans was approximately $74.8 million.  This compares to the $75.5 million in classified loan balances reported at December 31, 2010.  Although the balance of classified loans has declined nominally compared to that reported at December 31, 2010, classified balances remain at elevated levels when compared to historical periods.

Heritage Oaks Bancorp | - 54 -

This elevated level of classified loans has resulted in the retention of higher required balances in the general portfolio allocation under the Company’s methodology for determining an appropriate level for the allowance for loan losses.  In addition, elevated charge-offs in the last couple of years have also contributed significantly to the retention of higher required balances of the general portfolio allocation of the allowance.  Finally, continued weakened economic conditions, as well as the continued pressure economic conditions have placed on real estate values, resulted in higher required balances of the subjectively determined allocation of the allowance.

Loans charged-off during the three months ended March 31, 2011 totaled approximately $3.5 million.  This compares to charge-offs of approximately $1.5 million reported for the corresponding period last year.  The increase in charge-offs in the first three months of 2011 is substantially all due to $2.3 million in charge-offs related to loans sold during the period.

Net charge-offs to average loans for the three months ended March 31, 2011 were 0.38%.  This compares to the 0.14% reported for the corresponding period in 2010.  At March 31, 2011, the allowance for loan losses represented 3.65% of total gross loans compared to the 3.68% reported at December 31, 2010.

As of March 31, 2011 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

The following table provides an analysis of the allowance for loan losses for the periods indicated:

	For the three months
	ended March 31,
(dollars amounts in thousands)	2011	2010
Balance, beginning of period	$24,940	$14,372
Charge-offs:
Real Estate Secured
Multi-family residential	-	-
Residential 1 to 4 family	-	-
Home equity line of credit	-	-
Commercial	286	-
Farmland	-	-
Commercial
Commercial and industrial	963	949
Agriculture	-	-
Other	-	-
Construction	-	463
Land	9	-
Installment loans to individuals	19	98
All other loans	-	-
Total loan charge-offs	1,277	1,510
Loan sale charge-offs
Real Estate Secured
Residential 1 to 4 family	3	-
Commercial	1,288	-
Commercial
Commercial and industrial	12	-
Construction	291	-
Land	665	-
Total loan sale charge-offs	2,259	-
Total charge-offs	3,536	1,510
Recoveries:
Real Estate Secured
Multi-family residential	-	-
Residential 1 to 4 family	9	-
Home equity line of credit	-	-
Commercial	-	-
Farmland	-	-
Commercial
Commercial and industrial	825	54
Agriculture	-	9
Other	-	-
Construction	23	-
Land	114	433
Installment loans to individuals	7	-
All other loans	-	1
Total recoveries	978	497
Net charge-offs	2,558	1,013
Provisions for loan losses	1,985	5,200
Balance, end of period	$24,367	$18,559
Gross loans, end of period	$667,831	$722,743
Net charge-offs to average loans	0.38%	0.14%
Allowance for loan losses to total gross loans	3.65%	2.57%
Non-performing loans to allowance for loan losses	111.49%	263.93%

Heritage Oaks Bancorp | - 55 -

Non-Performing Assets

Non-performing assets comprise loans placed on non-accrual, loans that are 90 days or more past due and still accruing, and foreclosed assets (OREO and other assets owned). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See also Note 3. Loans of the consolidated financial statements, filed on this Form 10-Q, for additional discussion concerning non-performing loans, as well as discussion concerning credit quality.

The following table provides a summary of non-accruing loans and foreclosed assets as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Loans delinquent 90 days or more and still accruing	$-	$-

Non-Accruing Loans
Residential 1-4 family	$531	$748
Home equity lines of credit	1,074	1,019
Commercial real estate	14,376	17,752
Farmland	875	2,626
Commercial and industrial	4,477	3,921
Agriculture	404	246
Construction	1,293	3,040
Land	4,061	3,371
Installment	76	96

Total non-accruing loans	$27,167	$32,819

Other real estate owned	$6,085	$6,668

Other repossessed assets	$92	$-

Total non-performing assets	$33,344	$39,487

Ratio of allowance for loan losses to total gross loans	3.65%	3.68%
Ratio of allowance for loan losses to total non-performing loans	89.69%	75.99%
Ratio of non-performing loans to total gross loans	4.07%	4.85%
Ratio of non-performing assets to total assets	3.43%	4.02%

At March 31, 2011, the balance of non-accruing loans was approximately $27.2 million or $5.7 million lower than that reported at December 31, 2010.  Year to date changes in non-accruing balances can be attributed in part to Management’s work-through of problem credits during 2011. While a significant portion of these balances were charged-off, the Company saw approximately $2.5 million in balances return to accruing status following the Company’s efforts to work with certain borrowers to bring resolution to problem credits.  Additionally, the Company transferred approximately $1.7 million to foreclosed collateral status and has been actively marketing such assets for eventual sale.  The Company also received approximately $1.5 million in principal payments on non-accruing loans during the first three months of 2011.

Non-performing assets totaled approximately $33.3 million at March 31, 2011, approximately $6.2 million lower than that reported at December 31, 2010.

Heritage Oaks Bancorp | - 56 -

The following table reconciles the change in total non-accruing balances for the three months ended March 31, 2011:

	Balance	Additions to		Transfers	Returns to			Balance
	December 31,	Non-Accruing	Net	to Foreclosed	Preforming		Transferred to	March 31,
(dollars in thousands)	2010	Balances	Paydowns	Collateral	Status	Charge-offs	Held for Sale	2011
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	748	12	(7)	-	-	(3)	(219)	531
Home equity line of credit	1,019	64	(9)	-	-	-	-	1,074
Commercial	17,752	917	(287)	(1,585)	(821)	(802)	(798)	14,376
Farmland	2,626	-	(56)	-	(1,695)	-	-	875
Commercial	-	-	-	-	-	-	-	-
Commercial and industrial	3,921	2,106	(527)	-	-	(984)	(39)	4,477
Agriculture	246	164	(6)	-	-	-	-	404
Other	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Single family residential	1,311	-	(18)	-	-	-	-	1,293
Single family residential - Spec.	1,250	-	-	-	-	(291)	(959)	-
Tract	-	-	-	-	-	-	-	-
Multi-family	479	-	(479)	-	-	-	-	-
Hospitality	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Land	3,371	838	(138)	-	-	(10)	-	4,061
Installment loans to individuals	96	85	(4)	(92)	-	(9)	-	76
All other loans	-	-	-	-	-	-	-	-

Totals	$32,819	$4,186	$(1,531)	$(1,677)	$(2,516)	$(2,099)	$(2,015)	$27,167

Other Real Estate Owned (“OREO”)

The following table provides a summary for the year to date change in the balance of OREO as of March 31, 2011:

	Balance				Balance
	December 31,				March 31,
(dollars in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-
Residential 1 to 4 family	160	-	(160)	-	-
Home equity line of credit	-	-	-	-	-
Commercial	3,953	1,585	-	(688)	4,850
Farmland	-	-	-	-	-
Commercial	-	-
Commercial and industrial	464	-	(464)	-	-
Agriculture	-	-	-	-	-
Other	-	-	-	-	-
Construction
Single family residential	-	-	-	-	-
Single family residential - Spec.	475	-	-	(16)	459
Tract	251	-	-	-	251
Multi-family	-	-	-	-	-
Hospitality	-	-	-	-	-
Commercial	-	-	-	-	-
Land	1,365	-	(811)	(29)	525
Installment loans to individuals	-	-	-	-	-
All other loans	-	-	-	-	-

Totals	$6,668	$1,585	$(1,435)	$(733)	$6,085

At March 31, 2011, OREO balances totaled approximately $6.1 million, approximately $0.6 million lower than that reported at December 31, 2010.  This decline in OREO, reflected disposal and write-down activity related to OREO outpacing new additions to the OREO pool. Although additions to OREO are initially recorded at their fair value, based on appraisal information obtained at the time of the transfer, ongoing evaluation of market data while the assets are being marketed for sale does from time to time indicate that further erosion in value has occurred, which leads to further write-downs to the fair value of the OREO assets.

Heritage Oaks Bancorp | - 57 -

Total Cash and Cash Equivalents

Total cash and cash equivalents were $46.9 million and $23.0 million at March 31, 2011 and December 31, 2010, respectively. This line item will vary depending on cash letters from the previous night, the amount of readily liquid assets needed based on hand to prepare for known events such as the repayment of borrowings, and actual cash on hand in the branches.  The year to date increase is attributable to a combination of the December 2010 balance being lower than normal due to the pay down of various Company obligations prior to the end of the year and the March balance being slightly higher than normal as funds were being accumulated to prepare for the pay down of $15.0 million of FHLB borrowings in April 2011.

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

The table below summarizes the year to date change in the balances of other earning assets as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Federal Home Loan Bank stock	$4,974	$5,180	$(206)	-3.98%
Securities available for sale	203,210	224,966	(21,756)	-9.67%
Interest bearing due from banks	27,719	4,264	23,455	550.07%
Federal funds sold	-	3,500	(3,500)	-100.00%
Interest bearing deposits with other banks	119	119	-	0.00%

Total other earning assets	$236,022	$238,029	$(2,007)	-0.84%

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

At March 31, 2011, the balance of the investment portfolio was approximately $203.2 million or $21.8 million lower than that reported at December 31, 2010.  The change in the balance of the portfolio can be attributed in large part to net sales and maturities of investment securities in the first quarter of 2011, which resulted in sales proceeds remaining in Interest Bearing Due from Banks at the end of the first quarter of 2011 for the availability to repay of $15.0 million of FHLB borrowings in April 2011. The Company made securities purchases during the first quarter of 2011 in the aggregate amount $33.3 million, which were more than offset by and proceeds from the sale, call and maturity of investments totaling approximately $53.9 million.  During the three months ended March 31, 2011, the Company recorded a net pre-tax gain of approximately $0.1 million on the sale of various investment securities.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At March 31, 2011, the securities portfolio had net unrealized losses, net of taxes of approximately $0.6 million, a decrease in the level of unrealized loss of approximately $0.5 million from that reported at December 31, 2010.  Changes in the fair value of the investment portfolio in the last three years can be attributed in part to extreme market turbulence, stemming in part from continued weakened economic conditions and uncertain market conditions and the volatility in interest rates.

During the last three years, the credit markets came under significant stress as investor and consumer confidence in the U.S. financial system became significantly destabilized.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage for a variety of reasons, selling significant portions of their investment holdings which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Company’s portfolio was not immune to this.

Heritage Oaks Bancorp | - 58 -

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

As more fully discussed in Note 2 of the Notes to the condensed consolidated financial statements, at March 31, 2011, the Company owned five Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.8 million.  PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  Due to the severe and prolonged downturn in the economy PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  At March 31, 2011, one bond with an aggregate fair value of approximately $0.3 million remained below investment grade.  This bond is in senior or super senior tranche position of its respective deal, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.

As more fully disclosed in Note 2. Investments, of the condensed consolidated financial statements filed on this Form 10-Q, during the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those mentioned in the previous paragraph.  Based on that analysis, the Company determined four securities to be other than temporarily impaired.  As a result, the Company realized approximately $372 thousand in aggregate pre-tax losses related to these securities during the fourth quarter of 2009.  During the second quarter of 2010 the Company sold one of the four securities mentioned above in an effort to take advantage of current, more favorable, market pricing.  The Company recognized a loss of approximately $150 thousand on the sale of this security.  During the first quarter of 2011 the Company sold an additional security on which OTTI had been previously recognized, which resulted in a loss of approximately $0.5 million.  The losses recognized on the sale of these securities were due to changes in market pricing.

The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of March 31, 2011, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At March 31, 2011, approximately $146.9 million or 96.8% of the Company’s mortgage related securities were issued by a government agency such as those listed above.

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

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on among other things the current liquidity needs of the Company.  At March 31, 2011 and December 31, 2010, the Company held approximately $5.0 million and $5.2 million in FHLB stock, respectively.  The year to date decline in the balance of FHLB stock can be attributed to redemptions of approximately $0.2 million during the first quarters of 2011.

Heritage Oaks Bancorp | - 59 -

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Non-interest bearing demand	$193,283	$182,658	$10,625	5.82%
Interest bearing demand	64,918	67,938	(3,020)	-4.45%
Savings	28,368	29,144	(776)	-2.66%
Money market	274,689	287,120	(12,431)	-4.33%
Time deposits	225,070	231,346	(6,276)	-2.71%

Total deposits	$786,328	$798,206	$(11,878)	-1.49%

Deposits

As indicated in the table above total deposit balances at March 31, 2011 were approximately $786.3 million.  This represents a decrease of approximately $11.9 million when compared to that reported at December 31, 2010.  The decline in core deposits is mostly being driven by declines in the various interest bearing account types, which the Company believes is due to depositors moving their investments into higher risk/higher return investment vehicles outside of the traditional offerings provided by the Company, due to the continued depressed rates of return on traditional bank passbook, money market and time deposit offerings.

During the first three months of 2011, the Company saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) decrease approximately $4.3 million from that reported at December 31, 2010.

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

At March 31, 2011, borrowings obtained from the FHLB comprised the majority of borrowed funds. The following table provides a summary of FHLB borrowings the Company had outstanding as of March 31, 2011:

Amount	Interest		Maturity
Borrowed	Rate	Advance Type	Date
$20,000	0.14%	Variable	Open
3,500	0.46%	Fixed	12/12/2011
3,500	0.85%	Fixed	12/10/2012
3,000	1.28%	Fixed	12/10/2013
2,500	1.37%	Fixed	1/13/2014
2,500	1.37%	Fixed	2/3/2014
2,500	1.50%	Fixed	2/24/2014
2,500	1.92%	Fixed	1/13/2015
2,500	1.90%	Fixed	2/2/2015
2,500	2.02%	Fixed	2/24/2015

$45,000	0.81%

The balance of FHLB borrowing as of March 31, 2011 and December 31, 2010 was $45.0 million. In April 2011, the Company paid down $15.0 million of the balance outstanding as of March 31, 2011.

Heritage Oaks Bancorp | - 60 -

On September 17, 2004, the Company issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Company and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Company’s balance sheet.  The letter of credit was renewed in September 2010 and will expire in September 2011.  The letter of credit was undrawn as of March 31, 2011.

Capital

At March 31, 2011, the balance of stockholders’ equity was approximately $121.8 million.  This represents an increase of approximately $0.5 million over that reported at December 31, 2010.  The year to date change is attributed to increases in equity due to net income for the quarter of $0.5 million; a decline in the balance of accumulated other comprehensive loss in the amount of $0.5 million and the impact of year to date share-based compensation expense in the amount of $0.1 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $0.3 million and the reversal of previously recognized tax benefits totaling $0.3 million related to stock-based compensation due to the current value of the Company’s stock relative to the value when the stock instruments were issued to the employees.

Private Placement and Preferred Stock Conversion

On March 12, 2010 the Company completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock, raising gross proceeds of approximately $56.0 million.  In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock.  The second closing was later completed in the second quarter of 2010. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The total number of common shares issued in the conversion was 17,279,995. For additional information regarding the Company’s private placement, please see Note 11. Preferred Stock, of the condensed consolidated financial statements filed on this Form 10-Q.

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

For additional information regarding the Company’s Series A Senior Preferred Stock and its participation in the CPP, see Note 11 of the condensed consolidated financial statements filed on this Form 10-Q.

Dividends

As mentioned above, the Company, pursuant to a Written Agreement between it and Federal Reserve Bank of San Francisco was required to defer dividends payments on the Senior Preferred Stock issued to the U.S. Treasury under the CPP.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q. The Company has not paid any dividends since the first quarter of 2010.  As a result, it has accrued a total of four quarterly dividend payments totaling $1.2 million.

Heritage Oaks Bancorp | - 61 -

Trust Preferred Securities

On October 27, 2006 the Company issued $8.2 million of Floating Rate Junior Subordinated Debt Securities to Heritage Oaks Capital Trust II (“Trust II”), a statutory trust created under the laws of the State of Delaware.  The debt securities issued to Trust II are subordinated to effectively all borrowings of the Company.  The debt can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in Trust II, totaling $248 thousand.  The balance of the equity of Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.  The Company used the proceeds from the issuance for general corporate purposes, which included, but not limited: capital contributions to the Bank, investments, payment of dividends, and repurchases of the Company’s common stock. Interest associated with the securities issued to Trust II is payable quarterly and varies at 3-month LIBOR plus 1.72%.

The following table provides a summary of the securities the Company has issued to Trust II as of March 31, 2011:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.02%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%

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

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trust II into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company’s Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.  At March 31, 2011, the Company included $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At March 31, 2011, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments and other obligations, such as the payment of dividends on the preferred stock issued to the U.S. Treasury, for approximately 5.7 years without dividends from subsidiaries.  However, beginning in the second quarter of 2010, the Company, in order to comply with the terms of the Written Agreement entered into with the Federal Reserve Bank of San Francisco, was required to defer interest payments on its trust preferred securities. As of March 31, 2011, the Company had deferred four quarterly interest payments totaling $0.2 million.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed on this Form 10-Q.

Regulatory Capital Requirements

Capital ratios for commercial banks in the United States are generally calculated using three different formulas.  These calculations are referred to as the “Leverage Ratio” and two “risk-based” calculations known as: “Tier One Risk Based Capital Ratio” and the “Total Risk Based Capital Ratio.”  These standards were developed through joint efforts of Banking authorities from different countries around the world.  The standards essentially take into account that different types of assets have different levels of risk associated with them and the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by intangible assets and other disallowed assets a Company may have) by the total assets.  In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets.”  Risk weighted assets are determined by segregating all the assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).  The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, preferred stock and other instruments.

Heritage Oaks Bancorp | - 62 -

The minimum regulatory capital ratios are as set forth in the table below. However, on February 26, 2010, the Bank stipulated to the issuance of an Order that was issued March 4, 2010, by the FDIC and DFI that requires higher levels of Tier I Leverage and Total Risk Based ratios.  Under the Order the Bank must maintain a Tier I Leverage ratio of 10.0% and a Total Risk-Based Capital ratio of 11.5%.  While the Bank is subject to the Consent Order, it will be considered adequately capitalized as long as it maintains these minimum capital ratios. See also Note 12. Regulatory Order and Written Agreement of the consolidated financial statements for additional information related to the Consent Oder as they pertain to these requirements.

The following table provides a summary of Company and Bank regulatory capital ratios at March 31, 2011 and 2010:

	Regulatory Standard		Consent Order	March 31, 2011		March 31, 2010
	Adequately	Well	Prescribed	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Ratios	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	10.00%	11.15%	10.83%	7.71%	12.61%
Tier I capital to risk weighted assets	4.00%	6.00%	N/A	14.37%	13.93%	9.24%	15.07%
Total risk based capital to risk weighted assets	8.00%	10.00%	11.50%	15.65%	15.20%	17.16%	16.34%

Regulatory capital ratios as of March 31, 2011 fully reflect the $60.0 million in gross proceeds the Company raised through the issuance of Series B and Series C Preferred Stock in a private placement during the first six months of 2010. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The conversion of preferred to common stock is fully reflected in the capital ratios above. Following the receipt of proceeds from the private placement, the Company down-streamed $48.0 million to the Bank as Tier I capital.  These regulatory ratios also fully reflect the issuance of $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of the Company’s participation in the U.S. Treasury’s CPP.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Company has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At March 31, 2011, these credit lines totaled $15.0 million and the Company had no borrowings against those lines.  As previously mentioned the Company is a member of the FHLB and has collateralized borrowing capacities remaining of approximately $105.3 million at March 31, 2011.  Additionally, the Company has established and tested a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Company at the time of a transaction. Due to the Consent Order, the Bank is limited in its pricing of deposits to a maximum of 75 basis points above the national average rate for similar deposit products.  Although this may impact our ability to compete for more rate sensitive deposits, we expect to continue to reduce our need to utilize rate sensitive deposits. In addition, the Bank cannot accept, renew or rollover any brokered deposits unless it has applied and been granted a waiver of this prohibition by the FDIC.  The Bank has not accepted or renewed brokered deposits since May 2009.

The Company manages liquidity by maintaining a majority of the investment portfolio in Interest Bearing Due from Federal Reserve and other liquid investments.  Most of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of March 31, 2011, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 30.5% at March 31, 2011 and December 31, 2010.  At March 31, 2011, the Company was within its internal guideline for liquidity.  As of March 31, 2011, the fair market value of the Company’s investment portfolio was approximately $203.2 million, of which approximately $10.1 million was pledged to secure public deposits and other purposes. The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was 84.9% at March 31, 2011 and December 31, 2010 both of which are and were within the Company’s policy guidelines.

Heritage Oaks Bancorp | - 63 -

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 11 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2010 Annual Report filed on Form 10-K.

In the ordinary course of business, the Company is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 11 to the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s December 31, 2010 Annual Report filed on Form 10-K.

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

Heritage Oaks Bancorp | - 64 -

Management employs the use of an Asset and Liability Management software that is used to measure the Company’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity.  Based on the results of this model, Management believes the Company’s balance sheet is slightly “liability sensitive.”  This means that until such time as a substantial portion of the Company’s variable rate loan portfolio returns to rates above their floor levels, the Company would expect (all other things being equal) to experience a contraction in its net interest income if rates rise and conversely to experience expansion in net interest income, if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by Management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2011 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of March 31, 2011, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income (NII)	$42,190	$44,335	$43,482	$42,328	$41,636

$ Change from base	$(1,292)	$853	$-	$(1,154)	$(1,846)

% Change from base	-2.97%	1.96%	0.00%	-2.65%	-4.25%

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

The following table shows Management’s estimates of how the loan portfolio is segregated between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at March 31, 2011:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$232,870	34.9%
Variable other than daily	310,757	46.5%
Fixed rate	124,204	18.6%

Total gross loans	$667,831	100.0%

The table above identifies approximately 34.9% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2011, approximately $543.6 million or 81.4% of the Company’s loan portfolio is considered variable.

Heritage Oaks Bancorp | - 65 -

The following table shows the repricing categories of the Company’s loan portfolio at March 31, 2011:

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$364,407	54.6%
1-3 Years	208,018	31.1%
3-5 Years	69,857	10.5%
> 5 Years	25,549	3.8%

Total gross loans	$667,831	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates as of March 31, 2011:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$3,045	$17,641	$64,757	$121,860
Variable other than daily	-	10,988	62,069	180,286

Cumulative total variable at floor	$3,045	$28,629	$126,826	$302,146

Given the significant decline in Prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current Prime rate.  Therefore, the Company will need to see rates increase significantly before the majority of loans in the portfolio start to come off their floors.

Heritage Oaks Bancorp | - 66 -

Item 4.  Controls and Procedures

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. Case no. CV 098220.  Plaintiffs have sued a title company, title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer which also borrowed from Hurst Financial, is named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The Bank believes the action against it is without merit.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case.  The Bank has successfully demurred to the cause of action for negligence.  As such, the Bank anticipates a favorable outcome to the case and does not expect the litigation to have any significant financial impact to the Bank.

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

Heritage Oaks Bancorp | - 67 -

The plaintiff dismissed the defective complaint against the Bank at the Bank’s request, and had not filed a new complaint as of 12/31/10.  However, on February 3, 2011, the Bank learned that Mr. Gardality filed a cross-complaint in San Luis Obispo County with similar allegations. The Bank has appeared in that matter and is challenging the sufficiency of the pleadings. The Bank currently anticipates a favorable outcome to the matter and does not expect the litigation to have any material financial impact to the Bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The majority of such proceedings have been initiated by the Bank in the process of collecting on delinquent loans.  To the extent any such matters are defense matters, they are each covered by one or more policies of insurance carried by the Bank and do not carry an exposure to loss in excess of the coverage available. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of March 31, 2011.

Item 1A.  Risk Factors

During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2010 Annual Report filed on Form 10-K in response to Item A to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities

(a)         None.

(b)         In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Company of San Francisco.  For more information concerning the Written Agreement, please refer to Note 12. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.  As of March 31, 2011, the Company has deferred four dividend payments on its Series A Senior Preferred Stock totaling approximately $1.2 million.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

Not applicable.

Heritage Oaks Bancorp | - 68 -

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

Heritage Oaks Bancorp | - 69 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: May 6, 2011

/s/ Lawrence P. Ward	/s/ Thomas J. Tolda
Lawrence P. Ward	Thomas J. Tolda,
Chief Executive Officer	Executive Vice President and Chief Financial
(Principle Executive Officer)	And Principal Accounting Officer

Heritage Oaks Bancorp | - 70 -