Form 10-Q
period 2011-06-30
HERITAGE OAKS BANCORP
filed 2011-08-02
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

YES [ X ]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ X ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one.)

Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]    Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]      NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 29, 2011 there were 25,081,819 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp | - 1 -

Heritage Oaks Bancorp

FORM 10-Q for the Quarter Ended June 30, 2011

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands except per share data)	2011	2010
	(unaudited)
Assets
Cash and due from banks	$17,696	$15,187
Interest bearing due from banks	22,115	4,264
Federal funds sold	-	3,500
Total cash and cash equivalents	39,811	22,951

Interest bearing time deposits with other banks	99	119
Securities available for sale	218,430	223,857
Federal Home Loan Bank stock, at cost	4,761	5,180
Loans held for sale	3,662	11,008
Gross loans	664,331	677,303
Net deferred loan fees	(1,167)	(1,613)
Allowance for loan losses	(21,700)	(24,940)
Net loans	641,464	650,750
Property, premises and equipment	5,926	6,376
Deferred tax assets, net	18,823	21,163
Bank owned life insurance	14,103	13,843
Goodwill	11,049	11,049
Core deposit intangible	1,867	2,127
Other real estate owned	3,587	6,668
Other assets	9,936	7,521

Total assets	$973,518	$982,612

Liabilities
Deposits
Demand, non-interest bearing	$213,251	$182,658
Savings, NOW, and money market deposits	372,686	384,202
Time deposits of $100 or more	103,857	117,842
Time deposits under $100	112,716	113,504
Total deposits	802,510	798,206
Short term FHLB borrowing	3,500	38,500
Long term FHLB borrowing	25,500	6,500
Junior subordinated debentures	8,248	8,248
Other liabilities	9,362	9,902

Total liabilities	849,120	861,356

Commitments and contingencies

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of June 30, 2011 and December 31, 2010	19,975	19,792
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of June 30, 2011 and December 31, 2010	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,081,819 shares and 25,082,344 shares as of June 30, 2011 and December 31, 2010, respectively	101,140	101,140
Additional paid in capital	6,856	7,002
Retained deficit	(8,288)	(9,161)
Accumulated other comprehensive income / (loss), net of tax / (benefit) of $776 and ($783) as of June 30, 2011 and December 31, 2010, respectively	1,111	(1,121)

Total stockholders’ equity	124,398	121,256

Total liabilities and stockholders’ equity	$973,518	$982,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands except per share data)	2011	2010	2011	2010
Interest Income	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and fees on loans	$10,434	$11,429	$20,958	$22,570
Interest on investment securities
Mortgage backed securities	1,026	1,425	2,021	2,444
State and municipal securities	495	287	1,009	544
Interest on time deposits with other banks	-	1	1	1
Interest on balances due from Federal Reserve Bank	7	24	17	52
Interest on federal funds sold	-	1	1	2
Interest on other securities	78	9	136	13
Total interest income	12,040	13,176	24,143	25,626
Interest Expense
Interest on savings, NOW and money market deposits	385	802	809	1,884
Interest on time deposits of $100 or more	411	519	850	1,095
Interest on time deposits under $100	379	577	788	1,190
Other borrowings	136	138	253	370
Total interest expense	1,311	2,036	2,700	4,539
Net interest income before provision for loan losses	10,729	11,140	21,443	21,087
Provision for loan losses	2,299	16,100	4,284	21,300
Net interest income / (loss) after provision for loan losses	8,430	(4,960)	17,159	(213)
Non Interest Income
Fees and service charges	591	614	1,161	1,239
Mortgage gain on sale and origination fees	553	724	1,167	1,251
Debit/credit card transaction fee income	368	323	701	582
Earnings on bank owned life insurance	149	143	297	294
Bancard merchant fee income	32	48	79	84
Gain / (loss) on sale of investment securities	518	(97)	592	(97)
(Loss) / gain on sale of foreclosed assets	(294)	62	(321)	62
(Loss) / gain on sale of furniture fixtures and equipment	(4)	58	(4)	58
Gain on sale of SBA loans	-	209	-	209
Gain on extinguishment of debt	-	1,700	-	1,700
Other commissions and fees	145	92	288	267
Total non interest income	2,058	3,876	3,960	5,649
Non Interest Expense
Salaries and employee benefits	4,386	4,614	8,937	9,179
Equipment	476	370	928	698
Occupancy	937	941	1,880	1,874
Promotional	163	173	335	352
Data processing	718	680	1,452	1,335
OREO related costs	295	178	393	261
Write-downs of foreclosed assets	146	7	879	217
Regulatory assessment costs	615	690	1,330	1,302
Audit and tax advisory costs	163	142	326	285
Directors fees	133	128	235	256
Outside services	392	432	739	835
Telephone / communications costs	95	79	179	161
Amortization of intangible assets	96	128	261	257
Stationery and supplies	95	107	207	229
Recovery of unfunded loan commitments	(32)	-	(2)	-
Other general operating costs	502	422	968	903
Total non interest expense	9,180	9,091	19,047	18,144
Income / (loss) before provision / (benefit) for income taxes	1,308	(10,175)	2,072	(12,708)
Provision / (benefit) for income taxes	354	(4,340)	596	(5,534)
Net income / (loss)	954	(5,835)	1,476	(7,174)
Dividends and accretion on preferred stock	370	3,809	735	4,160
Net income / (loss) available to common shareholders	$584	$(9,644)	$741	$(11,334)

Earnings / (Loss) Per Common Share
Basic	$0.02	$(0.86)	$0.03	$(1.19)
Diluted	$0.02	$(0.86)	$0.03	$(1.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the six months
	ended June30,
(dollars in thousands)	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income / (loss)	$1,476	$(7,174)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	659	638
Provision for loan losses	4,284	21,300
Recovery of unfunded loan commitments	(2)	-
Amortization of premiums / discounts on investment securities, net	1,694	591
Amortization of intangible assets	261	257
Share-based compensation expense	147	188
(Gain) / loss on sale of available for sale securities	(592)	97
(Gain) / loss on sale of property, premises and equipment	4	(58)
Gain on extinguishment of debt	-	(1,700)
Origination of loans held for sale	(57,843)	(68,515)
Proceeds from sale of loans held for sale	77,019	68,573
Net increase in bank owned life insurance	(260)	(262)
Decrease / (increase) in deferred tax asset, net	780	(9,356)
Loss / (gain) on sale of foreclosed collateral	321	(62)
Write-downs on other real estate owned	879	205
Increase in other assets	(5,028)	(4,464)
(Decrease) / increase in other liabilities	(668)	270

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,131	528

Cash flows from investing activities:
Purchase of securities, available for sale	(90,499)	(83,443)
Sale of available for sale securities	78,604	2,197
Maturities and calls of available for sale securities	448	338
Proceeds from principal reductions and maturities of available for sale securities	19,564	10,283
Redemption of Federal Home Loan Bank stock	419	217
(Increase) / decrease in loans, net	(8,178)	16,198
Allowance for loan and lease loss recoveries	1,350	1,640
Purchase of property, premises and equipment, net	(213)	(211)
Proceeds from sale of foreclosed collateral	4,223	837

NET CASH PROVIDED BY / (USED) IN INVESTING ACTIVITIES	5,718	(51,944)

Cash flows from financing activities:
Increase in deposits, net	4,304	20,368
Proceeds from Federal Home Loan Bank borrowing	121,500	-
Repayments of Federal Home Loan Bank borrowing	(137,500)	-
Decrease in secured borrowings	-	(3,455)
Proceeds from exercise of stock options	-	42
Preferred stock dividends paid	-	(262)
Proceeds from issuance of preferred stock and common stock warrants, net	-	56,016
Tax impact of share based compensation expense	(293)	-

NET CASH (USED) IN / PROVIDED BY FINANCING ACTIVITIES	(11,989)	72,709

Net increase in cash and cash equivalents	16,860	21,293

Cash and cash equivalents, beginning of period	22,951	40,738

Cash and cash equivalents, end of period	$39,811	$62,031
Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$2,674	$4,692
Income taxes paid	$2,645	$3,125

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$3,792	$1,787
Loans transferred to foreclosed collateral	$2,711	$4,987
Loans transferred to held for sale	$11,830	$-
Preferred stock dividends accrued not paid	$420	$263
Accretion of preferred stock discount	$184	$3,635
Conversion of preferred stock	$-	$52,408

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

Basis of Presentation

The following unaudited condensed financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2010 Annual Report filed on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011, file number 000-25020.

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts in the consolidated financial statements for the year ended December 31, 2010 and for the three and six months ended June 30, 2010 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2011.

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

The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-Q were filed with the SEC. Based on all currently available information, the Company is not aware of any subsequent events that need to be recognized or disclosed.

Summary of Significant Accounting Policies

The significant accounting policies that the Company applies are detailed in Note 1 of the Company’s Annual Report filed on Form 10-K.  There have been no changes to these policies or their application other than as noted below.

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

Heritage Oaks Bancorp | - 7 -

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of this standard did not have a significant impact on the Company’s quarterly disclosures.

Recent Accounting Guidance Not Yet Effective

In June 2010, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The new standard requires the disclosure of comprehensive income on the face of the income statement or in a stand-alone statement of comprehensive income, as opposed to the more common historical practice of disclosure as a component of the statement of stockholders’ equity.  The new presentation is effective for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect that adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

On May 12, 2011, the Financial Accounting Standards Board (FASB), together with the International Accounting Standards Board (IASB), jointly issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities. The Company is still evaluating the impacts that adoption of this standard in the first quarter of 2012 will have on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides clarification on what types of loan modifications constitute a troubled debt restructuring. The new standard provides that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The new standard also enacts the additional troubled debt restructuring disclosure requirements of ASU No. 2010-20. The Company is required to adopt the provisions of ASU No. 2011-02 in its first interim period beginning on or after June 15, 2011, which must be applied retrospectively to any restructurings that occurred during the year of adoption.  The Company does not anticipate that adoption of this standard in the third quarter of 2011 will have a significant impact on the Company’s consolidated financial statements.

Comprehensive Income (Loss)

For the three and six months ended June 30, 2011, comprehensive income was $2.7 million and $3.7 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of applicable taxes. For the three and six months ended June 30, 2010, comprehensive loss was $5.4 million and $6.1 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of applicable taxes.

Heritage Oaks Bancorp | - 8 -

Note 2.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at June 30, 2011 and December 31, 2010:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2011	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$8,416	$48	$(131)	$8,333
Mortgage-backed securities
Agency	118,329	1,336	(87)	119,578
Non-agency	13,509	532	(385)	13,656
State and municipal securities	48,034	970	(324)	48,680
Corporate debt securities	28,254	34	(105)	28,183

Total	$216,542	$2,920	$(1,032)	$218,430

As of December 31, 2010
Obligations of U.S. government agencies	$6,684	$-	$(248)	$6,436
Mortgage-backed securities
Agency	159,448	1,653	(484)	160,617
Non-agency	10,170	233	(1,344)	9,059
State and municipal securities	49,459	242	(1,956)	47,745

Total	$225,761	$2,128	$(4,032)	$223,857

At June 30, 2011, the Company owned five Whole Loan Private Label Single Family Residential Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.8 million, which are included in Non-agency mortgage backed securities in the above table. PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  However, due to the severe and prolonged downturn in the economy, PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure), then moving on to senior and super senior bonds, which are what the Company owns with the exception of one mezzanine bond (subordinate).  At June 30, 2011, one bond with an aggregate fair value of $0.3 million is deemed to be non-investment grade.

The Company’s evaluations of PMBS, with the assistance of an independent third party, compile relevant collateral details and performance statistics on a security-by-security basis.  These evaluations also include assumptions about prepayment rates, future delinquencies, and loss severities based on the underlying collateral characteristics and vintage.  Additionally, evaluations include consideration of actual recent collateral performance, the structuring of the security (including the Company’s position within that structure) and expectations of relevant market and economic data as of the end of the reporting period.  Assumptions made concerning the items listed above allow the Company to then derive an estimate for the net present value of each security’s expected future cash flows.  This amount is then compared to the amortized cost of each security to determine the amount of any possible credit loss.

As of June 30, 2011, net unrealized gains on PMBS within the Company’s investment portfolio totaled $0.1 million compared to net unrealized losses of $1.1 million reported at December 31, 2010.  Because the Company has the ability and intent to hold  those investments in an unrealized loss position until their anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired as of June 30, 2011.  However, it is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to: further significantly weakened economic conditions; deterioration of credit metrics; significantly higher levels of default; loss in value on the underlying collateral; deteriorating credit enhancement; and further uncertainty and illiquidity in the financial markets.

Heritage Oaks Bancorp | - 9 -

Other than Temporary Impairment

As of June 30, 2011, the Company continues to hold two PMBS securities in which OTTI losses had been recognized.  These securities had an aggregate recorded fair value of $0.6 million ($1.1 million historical cost) at both June 30, 2011 and December 31, 2010.  The aggregate OTTI recorded as of both June 30, 2011 and December 31, 2010 was approximately $0.5 million, comprised of $0.1 million of OTTI associated with credit risk and $0.4 million associated with OTTI for all other factors.  In March 2011, the Company sold one of the three securities on which OTTI had previously been recognized.  The Company realized a loss of approximately $0.5 million on the sale of the security.  Although the Company continues to have the ability and intent to hold these securities for the foreseeable future, the results of the analysis performed on these securities indicated that the present value of the expected future cash flows was not sufficient to recover their entire amortized cost basis, thus indicating a credit loss had occurred. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

As of June 30, 2011, the Company believes that unrealized losses on all other mortgage related securities such as agency securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government.  As of June 30, 2011, the Company does not believe unrealized losses related to these securities are other than temporary.

The following table provides a roll forward of the OTTI balances against the investment securities for both credit loss and all other factor components, for the six months ended June 30, 2011:

		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$534	$943	$1,477
Less: losses related to OTTI securities sold	(425)	(518)	(943)
Change in value attributable to other factors	-	(40)	(40)

Balance, end of the period	$109	$385	$494

The following table provides additional information related to the OTTI losses the Company recognized during the year ended December 31, 2010:

		OTTI Related
	OTTI Related	to All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$372	$1,584	$1,956
Additional charges on securities for which OTTI
was previously recognized	207	(571)	(364)
Less: losses related to OTTI securities sold	(45)	(70)	(115)

Balance, end of the period	$534	$943	$1,477

The following table provides a summary of investment securities in an unrealized loss position as of June 30, 2011 and December 31, 2010:

	Securities In A Loss Position
	Less Than Twelve Months		Twelve Months or More			Total
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2011	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$4,191	$(129)	$93	$(2)	$4,284	$(131)
Mortgage-backed securities
Agency	22,980	(87)	-	-	22,980	(87)
Non-agency	-	-	597	(385)	597	(385)
State and municipal securities	14,082	(316)	151	(8)	14,233	(324)
Corporate debt securities	15,688	(105)	-	-	15,688	(105)

Total	$56,941	$(637)	$841	$(395)	$57,782	$(1,032)

As of December 31, 2010
Obligations of U.S. government agencies	$6,339	$(245)	$96	$(3)	$6,435	$(248)
Mortgage backed securities
Agency	56,164	(469)	2,094	(15)	58,258	(484)
Non-agency	-	-	4,780	(1,344)	4,780	(1,344)
State and municipal securities	38,731	(1,936)	136	(20)	38,867	(1,956)

Total	$101,234	$(2,650)	$7,106	$(1,382)	$108,340	$(4,032)

Heritage Oaks Bancorp | - 10 -

The following table summarizes earnings on both taxable and tax-exempt investment securities for the three and six months ended June 30, 2011 and 2010:

	For the three months		For the six months
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Taxable Earnings on Investment Securities	$1,223	$1,434	$2,412	$2,457
Non-taxable Earnings on Investment Securities	376	287	754	544

Total	$1,599	$1,721	$3,166	$3,001

Note 3.  Loans

The following table provides a summary of outstanding loan balances as of June 30, 2011 compared to December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Real Estate Secured
Multi-family residential	$16,287	$17,637
Residential 1 to 4 family	19,310	21,804
Home equity lines of credit	31,532	30,801
Commercial	368,583	348,583
Farmland	11,129	15,136

Total real estate secured	446,841	433,961

Commercial
Commercial and industrial	140,084	145,811
Agriculture	16,092	15,168
Other	113	153

Total commercial	156,289	161,132

Construction
Single family residential	11,110	11,525
Single family residential - Spec.	500	2,391
Multi-family	1,704	2,218
Commercial	11,124	27,785

Total construction	24,438	43,919

Land	29,802	30,685
Installment loans to individuals	6,748	7,392
All other loans (including overdrafts)	213	214

Total gross loans	664,331	677,303

Deferred loan fees	1,167	1,613
Allowance for loan losses	21,700	24,940

Total net loans	$641,464	$650,750

Loans held for sale	$3,662	$11,008

Heritage Oaks Bancorp | - 11 -

Concentration of Credit Risk

At June 30, 2011 and December 31, 2010, $501.1 million and $508.6 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

At June 30, 2011, the Company was contingently liable for financial and performance standby letters of credit to its customers totaling approximately $14.8 million and un-disbursed loan commitments in the amount of $132.3 million, exclusive of letters of credit. The Company makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Company currently anticipates no losses as a result of such transactions.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of June 30, 2011:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$671	$744	$160	$511	$160	$522	$-
Home equity lines of credit	1,376	316	-	1,376	-	1,033	-
Commercial	11,778	14,462	5,590	6,188	757	13,103	-
Farmland	857	914	-	857	-	866	-
Commercial
Commercial and industrial	3,194	4,571	931	2,263	471	3,171	1
Agriculture	1,199	1,349	134	1,065	134	720	-
Construction
Single family residential	1,293	1,293	-	1,293	-	1,293	-
Land	3,729	4,367	1,380	2,349	102	3,899	-
Installment loans to individuals	12	12	-	12	-	6	-

Totals	$24,109	$28,028	$8,195	$15,914	$1,624	$24,613	$1

The following table summarizes impaired loan balances as of December 31, 2010:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$748	$896	$-	$748	$-	$988	$-
Home equity lines of credit	1,019	1,019	-	1,019	-	508	-
Commercial	18,322	20,539	4,706	13,616	1,085	18,890	67
Farmland	2,626	2,773	-	2,626	-	2,745	-
Commercial
Commercial and industrial	5,858	6,474	903	4,955	461	8,010	150
Agriculture	246	384	-	246	-	1,294	-
Construction
Single family residential	1,311	1,310	952	359	476	945	-
Single family residential - Spec.	1,250	1,250	-	1,250	-	1,108	-
Tract	-	-	-	-	-	311	-
Multi-family	479	896	-	479	-	481	-
Commercial	-	100	-	-	-	245	-
Land	3,371	3,771	1,478	1,893	235	6,935	-
Installment loans to individuals	370	502	-	370	-	396	17

Totals	$35,600	$39,913	$8,039	$27,561	$2,257	$42,855	$234

Heritage Oaks Bancorp | - 12 -

The Company considers a loan impaired when, based on certain information and events surrounding a borrower, it is determined that the likelihood of the Company receiving all scheduled payments, including interest, when due is remote.

The Company classifies non-accruing loans, loans 90 days or more past due and still accruing, and loans recently classified as troubled debt restructurings as impaired loans.  When loans are placed on non-accrual status, all accrued but uncollected interest is reversed from earnings.  Once on non-accrual status, payments received on such loans are generally applied as a reduction of the loan principal balance.  Interest on such loans is only recognized on a cash basis, and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.  The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and six month periods ended June 30, 2011 and 2010.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on performing troubled debt restructurings.

The provisions of U.S. GAAP permit the valuation allowances reported in the table above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because substantially all of the loans currently identified as impaired have unique risk characteristics, a significant majority of valuation allowances for loans the Company recorded were determined on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at fair value as of June 30, 2011 and December 31, 2010, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

Total forgone interest related to impaired loans, includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status and (2) interest lost prospectively for the period of time a loan is on non-accrual status.  Total foregone interest was $0.5 million and $1.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $1.1 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.  In addition to foregone interest, the Company lost interest related to rate concessions on certain TDRs of $23 thousand and $35 thousand for the three months ended June 30, 2011 and 2010, respectively, and $49 thousand and $77 thousand for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were classified as TDRs.

Credit Quality and Credit Risk Management

The Company manages credit risk not only through extensive risk analyses performed prior to a loan’s funding, but also through the ongoing monitoring of loans within the portfolio, and more specifically certain types of loans that generally involve a greater degree of risk, such as commercial real estate, commercial lines of credit, and construction/land loans.  The Company monitors loans in the portfolio through an exhaustive internal process, at least quarterly, as well as with the assistance of a semi-annual independent loan review.  These reviews generally not only focus on problem loans, but also pass credits within certain pools of loans that may be expected to experience stress due to economic conditions.

This process allows the Company to validate credit ratings, underwriting structure, and the Company’s estimated exposure in the current economic environment as well as enhance communications with borrowers where necessary in an effort to mitigate potential future losses.

The Company conducts an analysis on all significant problem loans at least quarterly, in order to properly estimate its potential exposure to loss associated with such credits in a timely manner.  Pursuant to the Company’s lending policy, all loans in the portfolio are assigned a risk rating, which allows Management, among other things, to identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are generally assigned based on information concerning the borrower and the strength of the collateral.  Risk grades are reviewed regularly by the Company’s credit committee and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for credit ratings assigned to loans in the portfolio:

•                  Pass – strong credit quality with adequate collateral or secondary source of repayment and little existing or known weaknesses.  However, pass may include credits with exposure to certain potential factors that may adversely impact the credit, if they materialize, resulting in these credits being put on a watch list to monitor more closely than other pass rated credits.  Such factors may be credit / relationship specific or general to an entire industry.

•                  Special Mention – credits that have potential weaknesses that deserve Management’s close attention.  If not corrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit at some future date.

Heritage Oaks Bancorp | - 13 -

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

Loans typically move to non-accruing status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains financial information in order to determine if any evidence of impairment exists.  If impairment is determined to exist, the Company obtains updated appraisal information on the underlying collateral. Once the updated appraisal is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses, if Management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loan have been charged-off.  If upon a loan’s migration to non-accruing status, the appraisals obtained while the loan was classified as substandard are deemed to be out dated, the Company typically orders new appraisals on underlying collateral in order to have the most current indication of fair value.  If a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.  Once a loan is placed on non-accruing status an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where Management has determined that it is in the best interests of the Bank to attempt to broker a troubled loan rather than to continue to hold it in its portfolio, additional charges-offs have been realized as investment firms that typically purchase these types of loans tend to require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

Heritage Oaks Bancorp | - 14 -

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of June 30, 2011:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$16,287	$16,287	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	19,310	18,637	-	673	-	-	-	-	672	-
Home equity lines of credit	31,532	29,435	32	2,065	-	129	-	-	1,379	-
Commercial	368,583	317,470	25,587	25,526	-	-	-	-	10,988	-
Farmland	11,129	7,039	561	3,529	-	-	-	-	857	-
Commercial
Commercial and industrial	140,084	129,590	2,999	7,495	-	393	183	-	3,194	-
Agriculture	16,092	12,824	550	2,718	-	-	-	-	1,199	-
Other	113	113	-	-	-	-	-	-	-	-
Construction
Single family residential	11,110	8,932	886	1,292	-	-	-	-	1,293	-
Single family residential - Spec.	500	-	-	500	-	-	-	-	-	-
Multi-family	1,704	-	-	1,704	-	-	-	-	-	-
Commercial	11,124	10,630	494	-	-	-	-	-	-	-
Land	29,802	18,766	-	11,036	-	-	-	-	3,724	-
Installment loans to individuals	6,748	6,458	269	21	-	54	6	-	11	-
All other loans (including overdrafts)	213	207	-	6	-	-	-	-	-	-

Totals	$664,331	$576,388	$31,378	$56,565	$-	$576	$189	$-	$23,317	$-

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

Heritage Oaks Bancorp | - 15 -

Note 4.  Allowance for Loan Losses

The Company has established an allowance for loan losses to account for probable incurred losses inherent in the loan portfolio as of the date of the balance sheet.  The allowance is comprised of three components: specific credit allocation, general portfolio allocation, and a qualitatively determined allocation.  The specific credit allocation is assigned to loans that have been individually evaluated for impairment, such as loans placed on non-accrual status and any other loan which Management has identified as impaired.  The general portfolio allocation is determined by collectively evaluating pools of loans and applying historical loss factors across the various credit risk grades and loan segments in the portfolio.  The qualitatively determined allocation is determined through judgments the Company makes regarding certain qualitative factors that may impact the credit quality of various segments of the loan portfolio.

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

Qualitative Portfolio Allocation

The qualitatively determined allocation of the allowance is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the quality of loan review as well as any other factor determined by Management to have an impact on the credit quality of the loan portfolio.  External factors include local, state and national economic and business conditions.  While Management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of Management’s expectations.

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

Heritage Oaks Bancorp | - 16 -

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

•  Construction / Land segments – although construction and land loans generally possess a higher inherent risk of loss than other portfolio segments, improvements in the mix, collateral and nature of loans in this segment have resulted in an improvement in the risk profile of this segment of the portfolio.  Risk arises from the necessity to complete projects within specified cost and time limits.  Trends in the construction industry may also impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of future construction projects.

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

The following table summarizes the allocation of the allowance, as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the three and six months ended June 30, 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, March 31, 2011	$11,940	$9,796	$998	$1,414	$195	$24	$24,367
Charge-offs	(3,251)	(1,879)	-	(94)	(114)	-	(5,338)
Recoveries	33	226	88	15	10	-	372
Provision for loan losses	1,326	(73)	(586)	1,551	83	(2)	2,299

Balance, June 30, 2011	$10,048	$8,070	$500	$2,886	$174	$22	$21,700

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(4,828)	(2,854)	(291)	(768)	(133)	-	(8,874)
Recoveries	42	1,051	111	129	17	-	1,350
Provision for loan losses	2,949	366	(673)	1,525	124	(7)	4,284

Balance, June 30, 2011	$10,048	$8,070	$500	$2,886	$174	$22	$21,700

Amount of allowance attributed to:
Specifically evaluated impaired loans	$917	$605	$-	$102	$-	$-	$1,624
General portfolio allocation	$9,131	$7,465	$500	$2,784	$174	$22	$20,076

Loans individually evaluated for impairment	$14,535	$3,445	$1,292	$3,724	$-	$-	$22,996
Specific reserves to total loans individually evaluated for impairment	6.31%	17.56%	0.00%	2.74%	0.00%	0.00%	7.06%

Loans collectively evaluated for impairment	$432,306	$152,844	$23,146	$26,078	$6,748	$213	$641,335
General reserves to total loans collectively evaluated for impairment	2.11%	4.88%	2.16%	10.68%	2.58%	10.33%	3.13%

Total gross loans	$446,841	$156,289	$24,438	$29,802	$6,748	$213	$664,331
Total allowance to gross loans	2.25%	5.16%	2.05%	9.68%	2.58%	10.33%	3.27%

Heritage Oaks Bancorp | - 17 -

The following table summarizes the allocation of the allowance, as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2010:

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

Total charge-offs for the six months ended June 30, 2011 included a $4.4 million charge-off upon the transfer of certain loans to held for sale status during the period.

For comparative purposes, the following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2010:

	For the three	For the six
	months ended	months ended
(dollars in thousands)	June 30, 2010	June 30, 2010
Balance at beginning of period	$18,559	$14,372
Provisions for loan losses	16,100	21,300
Loans charged-off:
Commercial real estate	2,583	2,583
Farmland	235	235
Residential 1-4 family	282	282
Commercial and industrial	7,869	8,818
Agriculture	1,209	1,209
Construction	525	988
Land	956	956
Other	9	107

Total loan charge-offs	13,668	15,178

Recoveries of loans previously charged off	1,143	1,640

Balance at end of period	$22,134	$22,134

Heritage Oaks Bancorp | - 18 -

Note 5.  Other Real Estate Owned (“OREO”)

The following table provides a summary of the change in the balance of OREO for the three and six months ended June 30, 2011:

	Balance				Balance
	March 31,				June 30,
(dollars in thousands)	2011	Additions	Disposals	Writedowns	2011
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-
Residential 1 to 4 family	-	-	-	-	-
Commercial	4,850	993	(3,386)	(72)	2,385
Commercial
Commercial and industrial	-	-	-	-	-
Construction
Single family residential - Spec.	459	-	-	(15)	444
Tract	251	-	-	(9)	242
Land	525	41	-	(50)	516

Totals	$6,085	$1,034	$(3,386)	$(146)	$3,587

	Balance				Balance
	December 31,				June 30,
(dollars in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Multi-family residential	$-	-	-	-	$-
Residential 1 to 4 family	160	$-	$(160)	$-	-
Commercial	3,953	2,578	(3,386)	(760)	2,385
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(31)	444
Tract	251	-	-	(9)	242
Land	1,365	41	(811)	(79)	516

Totals	$6,668	$2,619	$(4,821)	$(879)	$3,587

The following table provides a summary of the change in the balance of OREO for the year ended December 31, 2010:

(dollar amounts in thousands)
Beginning balance	$946
Additions	13,280
Dispositions	(3,906)
Write-downs	(3,652)

Ending balance	$6,668

Heritage Oaks Bancorp | - 19 -

Note 6.  Deferred Tax Assets, Net

The Company performs a quarterly analysis of the recoverability of its net deferred tax asset position, which takes into account a number of factors including but not limited to recent historical operating performance, projected future operating performance, the impacts if any of Section 382 of the Internal Revenue Code on changes in control, and the likely timing of the reversal of its deferred tax assets.  As such, the accounting for deferred taxes is based on the application of estimates and is therefore subject to change.  Differences between anticipated and actual outcomes of these future tax consequences could result in adjustments to the level of valuation allowance against the Company’s net deferred tax asset position and would therefore have an impact on the Company’s consolidated results of operations or financial position.  As a result of the Company’s quarterly analysis, it recorded a valuation allowance of $7.1 million at December 31, 2010.  As of June 30, 2011, the quarterly assessments completed in 2011 did not yield any differences that warranted an adjustment to the valuation allowance established in 2010.

Note 7.  Earnings / (Loss) Per Share

Basic earnings / (loss) per common share are computed by dividing net income / (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010. U.S. GAAP prohibits the computation of diluted loss per common share from assuming exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss.  As a result, any potential dilution associated with share-based compensation awards, the warrant issued to the U.S. Treasury, and the Series C Perpetual Preferred Stock were not included in the calculation of diluted loss per common share for the three months and six months ended June 30, 2010, because the Company reported a net loss. For the three months ended June 30, 2011 and 2010, common stock equivalents, primarily options, totaling approximately 669,000 shares and 429,000 shares, respectively, were excluded from the calculation of diluted earnings/(loss) per share, as their impact would be anti-dilutive.  The diluted earnings per share for the for the three and six months ended June 30, 2011 and 2010 also excludes the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Preferred Share issuance (see Note 10).  For the six months ended June 30, 2011 and 2010, common stock equivalents, primarily options, totaling approximately 505,000 shares and 429,000 shares, respectively, were excluded from the calculation of diluted earnings/(loss) per share, as their impact would be anti-dilutive.

Heritage Oaks Bancorp | - 20 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings/ (loss) per common share for the three and six months ended June 30, 2011 and 2010:

	For the three months ending,
	June 30, 2011		June 30, 2010
	Net		Net
(dollars in thousands except per share data)	Income	Shares	Loss	Shares
Net income / (loss)	$954		$(5,835)
Dividends and accretion on preferred stock	370		3,809

Net income / (loss) applicable to common shareholders	$584		$(9,644)

Weighted average shares outstanding		25,050,584		11,250,989

Basic income / (loss) per common share	$0.02		$(0.86)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,201,482		-

Weighted average diluted shares outstanding		26,252,066		11,250,989

Diluted income / (loss) per common share	$0.02		$(0.86)

	For the six months ended
	June 30, 2011		June 30, 2010
	Net		Net
(dollars in thousands except per share data)	Income	Shares	Loss	Shares
Net income / (loss)	$1,476		$(7,174)
Dividends and accretion on preferred stock	735		4,160

Net loss applicable to common shareholders	$741		$(11,334)

Weighted average shares outstanding		25,042,531		9,492,421

Basic loss per common share	$0.03		$(1.19)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,209,039		-

Weighted average diluted shares outstanding		26,251,570		9,492,421

Diluted loss per common share	$0.03		$(1.19)

Note 8.  Share-Based Compensation Plans

As of June 30, 2011, the Company had two share-based employee compensation plans, which are more fully described in Note 15, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

Heritage Oaks Bancorp | - 21 -

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Share-based compensation expense
Stock option expense	$62	$45	$121	$92
Restricted stock expense	9	44	26	96

Total expense	$71	$89	$147	$188

Unrecognized compensation expense
Stock option expense	$498	$158
Restricted stock expense	63	133

Total unrecognized expense	$561	$291

At June 30, 2011, there was a total of $0.5 million of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2.2 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at June 30, 2011 was $0.1 million.  That expense is expected to be recognized over the next 2.1 years.

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, which value is subject to change based on the fair market value of the Company’s stock.  The following table provides a summary of the aggregate intrinsic value of options exercised, outstanding and exercisable as well as a summary of activity related to options granted, exercised, and forfeited during the year to date period ended June 30, 2011:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)

Options outstanding, January 1, 2011	740,537	$6.53
Granted	55,484	3.67
Expired	(100,076)	10.84
Forfeited	(6,241)	3.61

Options outstanding, June 30, 2011	689,704	$5.72	6.93	$231
Exercisable at June 30, 2010	356,290	$9.54	3.02	$980

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first six months of 2011:

2011
Expected volatility	50.73%
Expected term (years)	7
Dividend yield	0.00%
Risk free rate	2.74%

Weighted-average grant date fair value	$2.00

Heritage Oaks Bancorp | - 22 -

The Company did not grant any options during the six months ended June 30, 2010, as such there are no valuation assumptions for that period.

Note 9.  Fair Value of Assets and Liabilities

The Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in U.S. GAAP.  The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or a particular financial instrument. Pursuant to U.S. GAAP, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Specifically, U.S. GAAP describes three levels of inputs that may be used to measure fair value, as outlined below:

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

Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair values of financial instruments. Many of these estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

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

Heritage Oaks Bancorp | - 23 -

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At June 30, 2011, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

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

Heritage Oaks Bancorp | - 24 -

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$8,333	$-	$8,333
Mortgage backed securities
Agency	-	119,578	-	119,578
Non-agency	-	13,656	-	13,656
State and municipal securities	-	48,423	257	48,680
Corporate debt securities	-	28,183	-	28,183

Total assets measured on a recurring basis	$-	$218,173	$257	$218,430

As of December 31, 2010
Assets
Obligations of U.S. government agencies	$-	$6,436	$-	$6,436
Mortgage backed securities
Agency	-	160,617	-	160,617
Non-agency	-	9,059	-	9,059
State and municipal securities	-	47,462	283	47,745

Total assets measured on a recurring basis	$-	$223,574	$283	$223,857

The following table provides a summary of the changes in balance sheet carrying values associated with recurring Level 3 financial instruments during the three and six months ended June 30, 2011 and 2010:

			Purchases,
	Beginning	Gains	Issuances, and	Sales and	Ending
(dollars in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Balance
June 30, 2011
State and municipal securities	$283	$(26)	$-	$-	$257
June 30, 2010
State and municipal securities	$737	$18	$-	$-	$755

(1) Realized or unrealized gains from the changes in values of Level 3 financial instruments represent gains from changes in values of financial instruments only for the period(s) in which the instruments were classified as Level 3.

The assets presented under Level 3 of the fair value hierarchy classified as obligations of state and municipal subdivisions represent available for sale investment securities in the form of certificates of participation, where an active market for such securities is not currently available.

Heritage Oaks Bancorp | - 25 -

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains / (Losses)
Assets
Impaired loans
Residential 1 to 4 family	$-	$148	$12	$160	$-
Home equity lines of credit	-	112	-	112	(88)
Commercial real estate	-	4,752	4,161	8,914	(915)
Commercial and industrial	-	647	901	1,548	(399)
Agriculture	-	134	-	134	-
Land	-	63	2,297	2,360	(103)
Loans held for sale	-	3,662	-	3,662	-
Other real estate owned	-	2,801	786	3,587	(240)

Total assets measured on a non-recurring basis	$-	$12,319	$8,157	$20,476	$(1,745)

As of December 31, 2010
Assets
Impaired loans
Residential 1 to 4 family	$-	$748	$-	$748	$(48)
Home equity lines of credit	-	1,019	-	1,019	-
Commercial real estate	-	17,237	-	17,237	(1,556)
Farmland	-	2,626	-	2,626	-
Commercial and industrial	-	5,397	-	5,397	(161)
Agriculture	-	246	-	246	(117)
Construction	-	2,564	-	2,564	(417)
Land	-	3,136	-	3,136	(304)
Installment loans to individuals	-	370	-	370	(88)
Loans held for sale	-	11,008	-	11,008	-
Other real estate owned	-	6,668	-	6,668	(3,447)

Total assets measured on a non-recurring basis	$-	$51,019	$-	$51,019	$(6,138)

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$39,811	$39,811	$22,951	$22,951
Interest bearing deposits	99	99	119	119
Securities available for sale	218,430	218,430	224,966	224,966
Federal Home Loan Bank stock	4,761	4,761	5,180	5,180
Loans receivable, net of deferred fees and costs	663,164	665,599	675,690	678,916
Loans held for sale	3,662	3,662	11,008	11,008
Bank owned life insurance	14,103	14,103	13,843	13,843
Accrued interest receivable	3,788	3,788	3,986	3,986

Liabilities
Non-interest bearing deposits	213,251	213,251	182,658	182,658
Interest bearing deposits	589,259	590,263	615,548	617,296
Federal Home Loan Bank advances	29,000	29,453	45,000	45,025
Junior subordinated debentures	8,248	7,744	8,248	7,713
Accrued interest payable	449	449	423	423

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$147,140	$1,471	$157,411	$1,574

Heritage Oaks Bancorp | - 26 -

Note 10.  Preferred Stock

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At June 30, 2011, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

Beginning in the second quarter of 2010, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, as of June 30, 2011, the Company has accrued for but has not paid approximately $1.3 million in dividends on its Series A Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  As of June 30, 2011, the Company has not paid dividends on Series A Preferred Stock for five consecutive quarters.  As a result, the U.S. Treasury notified the Company of its intent to exercise their option to assign an observer to the Company’s Board.  This observation role has no Board or Committee voting rights and is limited strictly to observation privileges.

For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of these condensed consolidated financial statements.

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

Heritage Oaks Bancorp | - 27 -

In June 2010, the Company received shareholder approval to convert all outstanding shares of Series B Preferred Stock to common stock and as a result the Company issued 17,279,995 shares of common stock in June 2010.  The conversion price of $3.25 per common share was less than the fair market value of the Company’s common stock of $3.45 on March 10, 2010, the date the Company made a firm commitment to issue the Series B Preferred Stock (the “commitment date”).  Therefore, the Series B Preferred Stock was issued with a contingent beneficial conversion feature that had an intrinsic value equal to the $0.20 per share difference between the share price on the commitment date and the conversion price of the Series B Preferred Stock.   This beneficial conversion feature, with an aggregate value of $3.5 million, was recognized in June 2010, upon shareholder approval of the conversion of the Series B Preferred Stock.  This recognition resulted in an increase in additional paid in capital of $3.5 million.  In addition, the Company recorded the immediate accretion of the then outstanding Series B Preferred Stock discount through a charge to retained earnings, upon the conversion of the Series B Preferred Stock.

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

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of June 30, 2011.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 11.  Regulatory Order and Written Agreement

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

Heritage Oaks Bancorp | - 28 -

Note 12.  Junior Subordinated Debentures

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

In the second quarter of 2010, the Company began to defer interest payments on $8.2 million of junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, the Company has accrued for but has not paid approximately $0.2 million in interest payments on these debentures, as of June 30, 2011, associated with payments due on these debentures since June 2010. For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of these condensed consolidated financial statements.  For such time as the Company continues the deferral of interest, it will be prevented from, among other things, paying dividends on its preferred and common stock.

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

Overview

The Company

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank (“Bank”), a 14 branch bank serving San Luis Obispo and Santa Barbara counties.  In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

The Bank continues to operate under the Consent Order issued on March 4, 2010 by the FDIC and DFI and the Company remains subject to the Written Agreement entered into on March 4, 2010 with the FRB and believes it has taken the required steps to address the terms of the Order and Written Agreement, as discussed in Note 11 of the condensed consolidated financial statements filed on this form 10-Q.  Compliance with the Order and Written Agreement will continue to be determined by the issuing regulatory agencies through quarterly monitoring and future examinations.

Heritage Oaks Bancorp | - 30 -

Executive Summary of Operating Results

Operating results for the three and six months ended June 30, 2011, when compared to the same periods ended a year earlier, improved by $6.8 million and $8.7 million, respectively, and were most significantly impacted by lower quarterly loan loss provision expense. Loan loss provision expense was $2.3 million and $4.3 million for the for the three and six months ended June 30, 2011, respectively, which represented a decline of $13.8 million and $17.0 million from that reported in the corresponding periods in 2010.  The lower provisioning requirements in 2011 were driven by lower net charge-offs during the three and six months ended June 30, 2011, which totaled $5.0 million and $7.5 million, respectively.  This represented a reduction of $7.5 million and $6.0 million from the elevated levels recognized in the corresponding periods in 2010.  At June 30, 2011, we reported a 3.27% allowance for loan losses to total gross loans, which represented an increase of 9 basis points when compared to 3.18% reported a year earlier.  Furthermore, $2.2 million and $4.5 million of the charge-offs for the three and six months ended June 30, 2011, respectively, were recorded to adjust the values of classified loans transferred to held for sale status to their estimated sales prices.  These loans were sold shortly after their transfer to held for sale status, at such market prices.  Adjusting for charge-offs related to loan sales, the Company would have reported $2.8 million and $3.1 million in net charge-offs for the three and six months ended June 30, 2011, respectively, representing a reduction of $9.8 million and $10.4 million when compared to the same periods a year earlier.  See “Provision for Loan Losses” under Results of Operation, below, for additional information related to the provision for loan losses.

Operating results for the three and six months ended June 30, 2011 as compared to the corresponding periods in  2010 were also impacted by decreases in non-interest income of $1.8 million and $1.7 million, respectively.  These declines were largely due to a one-time gain on the extinguishment of debt, totaling $1.7 million, which was recognized in the second quarter of 2010 related to retirement of junior subordinated debentures. Non-interest expense levels, which were $0.1 million and $0.9 million higher than in the three and six months ended June 30, 2010 partially offset the improvements in operating results from the reduced requirements for loan provisioning in 2011.  Please see “Net Interest Income and Margin”, “Non-Interest Income”, and “Non-Interest Expense” under Results of Operations, below, for additional information related to these components of operating income.

The Company believes that the operating results for the three and six months ended June 30, 2011, reflect the beginning of some positive trends in financial performance for the Company.  These trends are not only a result of what appears to be the first signs of stabilization in the local economy in which the Company operates but also from improvements realized in asset quality through combination of sales of classified assets and improvement in credit quality during the first half of the year.

The improvements in asset quality are evidenced by

•                  the $20.8 million decline in classified assets,

•                  the improvement in the coverage of the allowance for loan loss as a percentage of non-accrual loans to 93% from 76% at December 31, 2010,

•                  the decline in special mention risk graded loan balances from $55.0 million at December 31, 2010 to $31.4 million at June 30, 2011,

•                  the decline in OREO balances outstanding from $6.7 million at December 31, 2010 to $3.6 million at June 30, 2011.

Given uncertainties in the economic environment, the current positive trends in credit quality that we are experiencing could change due to broader market conditions.

Local Economy

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 270,000, 85,000, and 86,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  The Central Coast’s leading agricultural industry is the production of wine grapes and the related production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  In addition, cattle ranching forms a major part of the agriculture industry in the Company’s market.

Heritage Oaks Bancorp | - 31 -

Furthermore, access to numerous recreational activities and destinations including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased commercial and industrial vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.  However, the abundant tourism industry that has developed over the past decade in the Company’s market area, especially in the wine industry and coastal communities, has provided support for the local economy in previous economic downturns and has, to some degree, provided support in the current economic environment.

The last three years have proven to be challenging not only on the national level, but within the state of California and more specifically the Company’s primary market area.  As the real estate market and general economic conditions have continued to wane throughout the last three years, the ability of borrowers to satisfy their obligations to the financial sector has languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market has negatively impacted the credit quality of the loan portfolio over the last three years.  Recent indications show the unemployment rate within California to be approximately 11.8%, which is down modestly from its recent highs.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas continue to be below the state average, but are still in excess of the longer term average that we have experienced.

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

Heritage Oaks Bancorp | - 32 -

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans.  The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on contractual terms of the loan and/or when, in the opinion of Management, there is reasonable doubt as to collectability unless such loans are well collateralized and in the process of collection.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote.  Interest payments received on such loans are generally applied as a reduction to the loan principal balance, unless the likelihood of further loss is remote whereby cash interest payments may be recorded during the time the loan is on non-accrual status.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of Management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or Management believes, based on current information, that such loan is no longer impaired.  When a loan is returned to accrual status from non-accrual, the interest that had accumulated while on nonaccrual is recognized ratably over the remaining term of the loan using an effective interest calculation.

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

Heritage Oaks Bancorp | - 33 -

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

Securities Available for Sale

In accordance with U.S. GAAP, securities  are classified in three categories and accounted for as follows:  debt and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity.   Where available, the fair values of available for sale securities are based on quoted market prices.  If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Gains or losses on sales of investment securities are determined on the specific identification method.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

Declines in the fair value of individual held-to-maturity and available-for-sale securities, below their cost and that are other than temporary, result in write-downs of individual securities to their fair value.  The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, Management considers: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security’s fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Company to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, current cash flows, credit enhancements, loan-to-values, credit scores, delinquency and default rates.

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

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary differences between the financial statement carrying amounts and the corresponding tax basis of assets and liabilities.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and the Company’s net income will be reduced.  The Company performed an in-depth analysis of its deferred tax assets to determine if the current carrying value would be realized in future periods, initially in the third quarter of 2010 and updated such during the fourth quarter of 2010.  Based on the Company’s analysis it determined that approximately $7.1 million of its deferred tax assets did not meet the “more likely than not” standard for realizability as of December 31, 2010.  Therefore the Company established a valuation allowance for this portion of its deferred tax assets.  On a go-forward basis the Company will analyze its deferred tax assets and related valuation allowance on a quarterly basis, first by determining if actual results are tracking to projections utilized in the December 31, 2010 analysis and will perform more in-depth analysis if: a) actual results are not tracking to projection amounts, thereby suggesting that additional valuation allowance increases may be in order, or b) at such a time that reversal of the valuation allowance may be in order.  The analysis for the three and six months ended June 30, 2011, did not result in any adjustment to the valuation allowance established in 2010.  Please see Note 6. Deferred Tax Assets of the consolidated financial statements, filed on this Form 10-Q for additional information related to its deferred tax assets and the related valuation allowance.

Heritage Oaks Bancorp | - 34 -

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

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	06/30/11	03/31/11	12/31/10	09/30/10	06/30/10	03/31/10	12/31/09	09/30/09

Return on average assets	0.40%	0.22%	0.21%	-4.29%	-2.32%	-0.56%	-1.43%	-2.30%

Return on average equity	3.10%	1.73%	1.67%	-32.20%	-17.35%	-5.70%	-15.27%	-22.54%

Return on average common equity	2.37%	0.65%	0.10%	-40.70%	-55.46%	-10.93%	-22.05%	-31.14%

Average equity to average assets	12.86%	12.51%	12.29%	13.32%	13.36%	9.88%	9.35%	10.18%

Average common equity to average assets	10.29%	10.00%	9.94%	10.88%	6.91%	6.57%	7.14%	7.87%

Net interest margin	4.80%	4.73%	4.58%	4.56%	4.69%	4.43%	4.81%	4.34%

Efficiency ratio*	68.78%	70.56%	73.84%	70.42%	59.38%	73.64%	68.31%	76.90%

Average loans to average deposits	85.76%	86.41%	85.42%	87.99%	91.82%	93.67%	93.45%	98.20%

Net income / (loss)	$954	$522	$517	$(10,903)	$(5,835)	$(1,339)	$(3,416)	$(5,242)

Net income / (loss) available to common shareholders	$584	$157	$26	$(11,260)	$(9,644)	$(1,690)	$(3,767)	$(5,594)

Earnings / (loss) per common share:
Basic	$0.02	$0.01	$-	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)
Diluted	$0.02	$0.01	$-	$(0.45)	$(0.86)	$(0.22)	$(0.48)	$(0.73)
Weighted average outstanding shares:
Basic	25,050,584	25,035,012	25,004,697	25,004,479	11,250,989	7,717,194	7,704,060	7,699,377
Diluted	26,252,066	26,251,608	26,247,491	25,004,479	11,250,989	7,717,194	7,704,060	7,699,377

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on securities sales, other than temporary impairment losses, gains and losses on sale of OREO, operating and administrative costs of OREO and gains and losses on sale of fixed assets.

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates.

Forgone interest on non-accrual loans continues to be a significant strain on interest income though this trend is stabilizing due to the combined impacts of a deceleration of inflow of new non-accrual loans, reduction of non-accrual loans through loan sales, foreclosure and disposition of collateral and credit work-out processes.  Total forgone interest related to impaired loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.5 million and $1.1 million during the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

Heritage Oaks Bancorp | - 35 -

Our earnings are highly influenced by changes in short term interest rates.  The nature of our balance sheet can be summarily described as of short duration and slightly net liability sensitive. The balance sheet consists of short duration assets because a large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and other capital markets’ interest rates.  However, over the last three years interest rates have fallen to unprecedented levels and as a result a significant portion of loans in our loan portfolio are currently at their floors.

Given that current interest rates are considerably lower than most floors in the loan portfolio, we would need to see a notable rise in interest rates before the overall yield on the portfolio would begin to rise.  Additionally, as a result of promotions over the last two years designed to attract lower cost core deposits, we were able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to its current slightly liability sensitive position, regarding interest rate sensitivity.  This tactic was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Federal Funds and other capital market rates during 2008, which are still in place as of June 30, 2011.  Given our current slightly liability sensitive position, an upward movement in interest rates will result in a reduction in net interest income until such time as interest rates related to our variable-rate priced loans move back above their floor rates.  At such time as the loan rates, for a substantial portion of the loan portfolio, move above their floors our balance sheet should return to its more traditional net asset sensitive profile, all other things being equal.  During 2011, we restructured our balance sheet by locking in more term FHLB borrowings, which independent of other shifts, should partially mitigate the current net liability sensitive profile.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk included in this report on Form 10-Q for further discussion of the Company’s sensitivity to interest rate movements based on our current net liability sensitive profile.

For the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, the net interest margin was 4.80%, 4.73%, and 4.69%, respectively.  This represents an increase of 7 basis points when compared to the prior quarter and 11 basis points when compared to that reported for the same period ended a year earlier.  Decreases in funding costs were the primary driver for the year over year increase in the net interest margin.  However, this was partially offset by a moderate decline in asset yields during first half of 2011.

Heritage Oaks Bancorp | - 36 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended June 30, 2011 and 2010.  The average balance of non-accruing loans has been included in loan totals:

	For the three months ending June 30, 2011			For the three months ending June 30, 2010
(dollars in thousands)	Balance	Yield/ Rate (4)	Income/ Expense	Balance	Yield/ Rate (4)	Income/ Expense
Interest Earning Assets:
Investments with other banks	$99	1.30%	$-	$119	3.37%	$1
Interest bearing due from banks	15,026	0.19%	7	42,234	0.23%	24
Federal funds sold	-	0.00%	-	4,203	0.10%	1
Investment securities taxable	172,427	2.84%	1,223	157,181	3.66%	1,434
Investment securities non taxable	36,598	4.13%	376	26,181	4.40%	287
Loans (1) (2)	673,297	6.22%	10,434	723,800	6.33%	11,429
Total interest earning assets	897,447	5.38%	12,040	953,718	5.54%	13,176

Allowance for loan losses	(24,242)			(21,869)
Other assets	86,266			77,766
Total assets	$959,471			$1,009,615

Interest Bearing Liabilities:
Interest bearing demand	$65,216	0.15%	$25	$72,013	0.31%	$56
Savings	31,056	0.19%	15	27,231	0.38%	26
Money market	270,278	0.51%	345	276,395	1.04%	720
Time deposits	220,648	1.44%	790	233,033	1.89%	1,096
Total interest bearing deposits	587,198	0.80%	1,175	608,672	1.25%	1,898
Other secured borrowing	-	0.00%	-	829	5.32%	11
Federal Home Loan Bank borrowing	32,544	1.16%	94	65,000	0.62%	101
Junior subordinated debentures	8,248	2.05%	42	12,100	0.86%	26
Total borrowed funds	40,792	1.34%	136	77,929	0.71%	138
Total interest bearing liabilities	627,990	0.84%	1,311	686,601	1.19%	2,036
Non interest bearing demand	197,864			179,648
Total funding	825,854	0.64%	1,311	866,249	0.94%	2,036
Other liabilities	10,254			8,506
Total liabilities	$836,108			$874,755

Stockholders’ Equity:
Total stockholders’ equity	123,363			134,860
Total liabilities and stock holder’s equity	$959,471			$1,009,615

Net interest income			$10,729			$11,140
Net interest margin (3)		4.80%			4.69%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $220 and $158 for the three months ending June 30, 2011 and 2010, respectively have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 37 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the six months ended June 30, 2011 and 2010.  The average balance of non-accruing loans has been included in loan totals:

	For the six months ended June 30, 2011			For the six months ended June 30, 2010
(dollars in thousands)	Balance	Yield/ Rate (4)	Income/ Expense	Balance	Yield/ Rate (4)	Income/ Expense
Interest Earning Assets:
Investments with other banks	$99	1.33%	$1	$119	1.69%	$1
Interest bearing due from banks	16,321	0.21%	17	45,541	0.23%	52
Federal funds sold	1,412	0.14%	1	3,344	0.12%	2
Investment securities taxable	172,711	2.82%	2,412	130,496	3.80%	2,457
Investment securities non taxable	41,347	3.68%	754	24,579	4.46%	544
Loans (1) (2)	676,436	6.25%	20,958	728,001	6.25%	22,570
Total interest earning assets	908,326	5.36%	24,143	932,080	5.54%	25,626

Allowance for loan losses	(24,805)			(19,624)
Other assets	86,001			75,039
Total assets	$969,522			$987,495

Interest Bearing Liabilities:
Interest bearing demand	$64,513	0.19%	$59	$76,089	0.72%	$270
Savings	29,826	0.18%	26	27,637	0.31%	43
Money market	275,898	0.53%	724	273,158	1.16%	1,571
Time deposits	224,648	1.47%	1,638	233,738	1.97%	2,285
Total interest bearing deposits	594,886	0.83%	2,447	610,622	1.38%	4,169
Other secured borrowing	-	0.00%	-	897	4.95%	22
Federal Home Loan Bank borrowing	42,329	0.80%	169	65,000	0.60%	193
Junior subordinated debentures	8,248	2.05%	84	12,748	2.45%	155
Total borrowed funds	50,577	1.01%	253	78,645	0.95%	370
Total interest bearing liabilities	645,463	0.84%	2,700	689,267	1.33%	4,539
Non interest bearing demand	190,910			174,428
Total funding	836,373	0.65%	2,700	863,695	1.06%	4,539
Other liabilities	10,191			8,586
Total liabilities	$846,564			$872,281

Stockholders’ Equity:
Total stockholders’ equity	122,958			115,214
Total liabilities and stockholders’ equity	$969,522			$987,495

Net interest income			$21,443			$21,087
Net interest margin (3)		4.76%			4.56%

(1) Nonaccrual loans have been included in total loans.

(2) Loan fees of $328 and $358 for the six months ending June 30, 2011 and 2010, respectively have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

For the three and six months ended June 30, 2011, average interest earning assets were $56.3 million and $23.8 million, respectively, lower than that reported over the same periods a year earlier.  The primary driver behind the decrease in average interest earning assets for the three and six months ended June 30, 2011 was the $50.5 million and $51.6 million, respectively, decrease in average loan balances and a $27.2 million and $29.2 million, respectively, decrease in interest bearing due from bank balances as compared to the same periods a year earlier.  These declines were only partially offset by growth in the Company’s securities portfolio for the three and six months ended June 30, 2011, which increased by $25.6 million and $59.0 million, respectively, as compared to corresponding periods in 2010.

The yield on earning assets for the three and six months ended June 30, 2011 was 5.38% and 5.36%, respectively compared to 5.54% for both of the corresponding periods a year earlier.  The primary driver in the decline in yield on earning assets was the shift in asset mix away from traditionally higher yielding loans to securities.  Compounding the decline in yield was a 92 basis point drop in securities yields from 3.90% in the first six months of 2010 to 2.98% for the first six months of 2011, due to the continued downward pressure on capital markets’ interest rates for invested funds.

Heritage Oaks Bancorp | - 38 -

The yield on the loan portfolio for the three months ended June 30, 2011 decreased 11 basis points to 6.22% from the corresponding period in 2010.  This decline was largely attributable to changes in the mix of loans to lower yielding loan types and to declines in market interest rates on new loans issued and loans renewed in the last year partially offset by a decline in the level of foregone interest from $1.1 million to $0.5 million.  For the six months ended June 30, 2011, the yield on the loan portfolio was 6.25% which was virtually flat to that reported for the same period ended a year earlier.  This flat period over period yield reflects a reduction in the level of year over year foregone interest from $1.7 million in 2010 to $1.2 million in 2011, due to a large number of loans moving into non-accrual in the second quarter of 2010.  The improvement in the impacts of foregone interest during the six months ended June 30, 2011 was substantially offset by changes in the mix of loans to lower yielding loan types and to declines in market interest rates on new loans issued and loans renewed in the last year. Total forgone interest reduced the yield on the loan portfolio by 32 basis points for the second quarter of 2011 and 61 basis points for the corresponding period in 2010. Total forgone interest reduced the yield on the loan portfolio by 34 basis points for the first six months of 2011 and 47 basis points for the corresponding period in 2010.

Over the past two years, new loan originations have slowed due in part to a decline in loan demand and in part due to the impact of tighter underwriting standards resulting in fewer loans that meet our underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, we have been investing excess liquidity primarily in shorter-termed, agency mortgage backed securities.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as they currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Company to maximize yields on excess liquidity while ensuring adequate cash flow to support potential loan growth in future periods.

To a lesser extent and more recently, we have also been selectively taking advantage of value opportunities in the taxable and tax-exempt municipal bond sector, as well as the corporate bond sector to both augment our interest rate risk profile and in order to increase the yield on our investment portfolio.

The average balance of interest bearing liabilities was $58.6 million and $43.8 million lower for the three and six months ended June 30, 2011, respectively, than that reported for the same periods a year earlier.  Year over year decreases in the average balance of interest bearing liabilities can be attributed in large part to lower interest bearing demand, and Federal Home Loan Bank borrowings.  We attribute the decrease in interest bearing liabilities in part to migration to other interest bearing account categories, such as money market as our customers search for better yield opportunity inside of our own product set.  Second, this decrease can be attributed to planned reductions in borrowings driven both by the need for less borrowed funds due to the large flow of funds into our deposit portfolio over 2009 and the earlier part of 2010, as well as the funds derived from our March 2010 capital raise.

The yield on interest bearing deposits declined by 55 basis points, to 0.83% for the three months ended June 30, 2011 and 45 basis points, to 0.80% for the six months ended June 30, 2011 as compared to the same periods a year earlier.  These significant declines are in part due to the historically low interest rate environment, which existed throughout 2010 and the first six months of 2011, but are also due to our efforts to systematically lower our cost of deposits throughout 2010 and particularly through the fourth quarter of 2010 and first six months of 2011.  Such efforts have contributed to a moderate decline in interest bearing deposit accounts, and to a lesser extent time deposits.  However, the overall composition and cost of our deposit portfolio has greatly improved as a result of this strategy.

In addition, while on a comparative basis we have experienced a decline in interest bearing funds for the first six months of 2011 as compared to the same period a year earlier, conversely, our average non-interest bearing demand deposit balances have increased on a comparative basis by $18.2 million to $197.9 million for the quarter ended June 30, 2011 from $179.6 million for the same period ended a year earlier.  The average non-interest bearing demand deposits for the six months ended June 30, 2011, increased $16.5 million to $190.9 million, when compared to the same period in 2010.  This increase in non-interest bearing demand balances has served to significantly augment our overall cost of funds, thereby decreasing such by 20 basis points and 19 basis, for the three and six months ended June 30, 2011, respectively, as compared to the cost of our interest bearing liabilities alone.  Our total cost of funds for the three months ended June 30, 2011 was 0.64%, a decrease of 30 basis points as compared to the same period ended a year earlier when our total cost of funds was 0.94%.  For the six months ended June 30, 2011, our total cost of funds was 0.65%, a decrease of 41 basis points as compared to the same period ended a year earlier when our total cost of funds was 1.06%.

For both the three and six months ended June 30, 2011 the average rate paid on interest bearing liabilities was 0.84% as compared to 1.19% and 1.33%, respectively, for the corresponding periods in 2010.  The year over year declines can be attributed in large part to the deposit portfolio rate reductions previously discussed, but also to decreases in higher cost funds such as other secured borrowings and junior subordinated debentures.

Heritage Oaks Bancorp | - 39 -

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2011 over the same periods ended in 2010, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months			For the six months
	June 30, 2011 over 2010			June 30, 2011 over 2010
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Investments with other banks	$-	$(1)	$(1)	$-	$-	$-
Interest bearing due from banks	(14)	(3)	(17)	(30)	(5)	(35)
Federal funds sold	-	(1)	(1)	(1)	-	(1)
Investment securities taxable	130	(341)	(211)	681	(726)	(45)
Investment securities non-taxable (1)	164	(29)	135	484	(165)	319
Taxable equivalent adjustment (1)	(56)	10	(46)	(165)	56	(109)
Loans	(790)	(205)	(995)	(1,598)	(14)	(1,612)

Net decrease	(566)	(570)	(1,136)	(629)	(854)	(1,483)

Interest expense:
Savings, NOW, money market	(18)	(399)	(417)	(32)	(1,043)	(1,075)
Time deposits	(55)	(251)	(306)	(86)	(561)	(647)
Other secured borrowings	(5)	(6)	(11)	(11)	(11)	(22)
Federal Home Loan Bank borrowing	(66)	59	(7)	(79)	55	(24)
Junior subordinated debentures	(10)	26	16	(49)	(22)	(71)

Net decrease	(154)	(571)	(725)	(257)	(1,582)	(1,839)

Total net increase	$(412)	$1	$(411)	$(372)	$728	$356

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Note A: Average balances of all categories in each period were included in the volume computations.

Note B: Average yield rates in each period were used in rate computations. Change attributable to both volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

Provision for Loan Losses

As more fully discussed in Note 4. of the notes to the condensed consolidated financial statements in this Form 10-Q, an allowance for loan losses has been established by Management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety.  The allowance is maintained at a level considered by Management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

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

The Company’s provision for loan losses was $2.3 million and $4.3 million for the three and six months ended June 30, 2011, respectively.  This represents a decrease of $13.8 million and $17.0 million as compared to that reported in the same periods a year earlier.  The Company believes that the decrease in provisions for loan losses can be attributed to: 1) a deceleration in the amount of required provisions due to efforts taken to date to identify and address potential credit issues, 2) a decrease in the amount of classified and non-performing loans through structured problem loan sales executed in the first half of 2011, 3) enhanced procedures around the issuance of new credit over the last couple of years and 4) early signs that the local economy may be stabilizing after a prolonged period of recession and stagnant recovery, based on recent reports on improved second quarter unemployment levels and modest upward trends in commercial real estate leasing activity.  As of June 30, 2011, the Company’s allowance for loan losses represented 3.27% of total gross loans and 93% of loans identified as non-performing.

Heritage Oaks Bancorp | - 40 -

Non-Interest Income

The table below set forth changes in non-interest income for the three and six month periods ended June 30, 2011 compared to the same periods ended in 2010:

	For the three months		For the six months		Variances		Variances
	June 30,		June 30,		For the three months		For the six months
(dollar amounts in thousands)	2011	2010	2011	2010	dollar	percentage	dollar	percentage
Fees and service charges	$591	$614	$1,161	$1,239	$(23)	-3.7%	$(78)	-6.3%
Mortgage gain on sale and origination fees	553	724	1,167	1,251	(171)	-23.6%	(84)	-6.7%
Debit/credit card transaction fee income	368	323	701	582	45	13.9%	119	20.4%
Earnings on bank owned life insurance	149	143	297	294	6	4.2%	3	1.0%
Bancard merchant fee income	32	48	79	84	(16)	-33.3%	(5)	-6.0%
Gain / (loss) on sale of investment securities	518	(97)	592	(97)	615	-634.0%	689	-710.3%
(Loss) / gain on sale of foreclosed assets	(294)	62	(321)	62	(356)	-574.2%	(383)	-617.7%
(Loss) / gain on sale of furniture, fixtures and equipment	(4)	58	(4)	58	(62)	-106.9%	(62)	-106.9%
Gain on sale of SBA loans	-	209	-	209	(209)	-100.0%	(209)	-100.0%
Gain on extinguishment of debt	-	1,700	-	1,700	(1,700)	-100.0%	(1,700)	-100.0%
Other commissions and fees	145	92	288	267	53	57.6%	21	7.9%

Total	$2,058	$3,876	$3,960	$5,649	$(1,818)	-46.9%	$(1,689)	-29.9%

Non-interest income totaled $2.1 million and $4.0 million for the three and six months ended June 30, 2011, respectively, and represented a decline of $1.8 million and $1.7 million, respectively, when compared to the prior year.  The primary driver which contributed to the decrease of non-interest income was the one-time $1.7 million gain in 2010 related to the retirement of junior subordinated debentures. To a lesser degree the decline was impacted by losses on the sale of foreclosed assets, which increased by $0.4 million for both the three and six month periods and the lack of SBA sale gains in 2011, which contributed an additional $0.2 million to the decline in non-interest income for the three and six month periods. These factors were partially offset by gains realized on the sale of certain investment securities totaling $0.5 million and $0.6 million for the three and six months ended June 30, 2011 as compared to $0.1 million of realized losses in both of the corresponding periods in 2010.

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and six month periods ended June 30, 2011 compared to the same periods ended in 2010:

	For the three months		For the six months		Variances		Variances
	June 30,		June 30,		For the three months		For the six months
(dollar amounts in thousands)	2011	2010	2011	2010	dollar	percentage	dollar	percentage
Salaries and employee benefits	$4,386	$4,614	$8,937	$9,179	$(228)	-4.9%	$(242)	-2.6%
Equipment	476	370	928	698	106	28.6%	230	33.0%
Occupancy	937	941	1,880	1,874	(4)	-0.4%	6	0.3%
Promotional	163	173	335	352	(10)	-5.8%	(17)	-4.8%
Data processing	718	680	1,452	1,335	38	5.6%	117	8.8%
OREO related costs	295	178	393	261	117	65.7%	132	50.6%
Write-downs of foreclosed assets	146	7	879	217	139	1985.7%	662	305.1%
Regulatory assessment costs	615	690	1,330	1,302	(75)	-10.9%	28	2.2%
Audit and tax advisory costs	163	142	326	285	21	14.8%	41	14.4%
Directors fees	133	128	235	256	5	3.9%	(21)	-8.2%
Outside services	392	432	739	835	(40)	-9.3%	(96)	-11.5%
Telephone / communications costs	95	79	179	161	16	20.3%	18	11.2%
Amortization of intangible assets	96	128	261	257	(32)	-25.0%	4	1.6%
Stationery and supplies	95	107	207	229	(12)	-11.2%	(22)	-9.6%
Provision for unfunded loan commitments	(32)	-	(2)	-	(32)	100.0%	(2)	100.0%
Other general operating costs	502	422	968	903	80	19.0%	65	7.2%

Total	$9,180	$9,091	$19,047	$18,144	$89	1.0%	$903	5.0%

Heritage Oaks Bancorp | - 41 -

Below is a discussion of the more significant changes in the components of non-interest expense.

Salaries and Employee Benefits

The $0.2 million decline in salaries and employee benefits for the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, is largely due to reductions in payroll due to a reduction in average full time equivalent employees year over year and due to reduced benefit costs.

Equipment Expense

The $0.1 million and $0.2 million increases within this category for the three and six months ended June 30, 2011, respectively, as compared to the corresponding period in 2010 are primarily due to upgrades in certain software licenses and systems, as well as maintenance costs on the Company’s ATM network.

OREO Related Costs

The $0.1 million increase in OREO related costs for the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, is largely due to an increase in the level of property taxes paid on the OREO holdings in 2011, due both to the nature of the properties held and as a result of settling certain delinquent taxes owed by the prior owners of the properties upon the transfer of ownership to the Bank.

Write-downs of Foreclosed Assets

For the three and six months ended June 30, 2011, write-downs of foreclosed assets increased approximately $0.1 million and $0.7 million, respectively, from that reported in the same periods a year earlier.  The increase in the year over year level of write-downs was primarily a result of new market data on certain OREO assets held for sale, including sales contracts, which suggested that further declines in value had occurred since the assets had been transferred into the OREO pool.

Provision for Income Taxes

For the three and six month periods ended June 30, 2011, the Company recorded an income tax expense of approximately $0.4 million and $0.6 million, respectively.  This compares to $4.3 million and $5.5 million of income tax benefit the Company recorded for the same periods ended in 2010.  The year over year variances for both the three and six months ended June 30, 2011 can be attributed to the Company’s return to profitability in 2011.  The Company’s effective tax rate was 27.0% and 28.8% for the three and six months ended June 30, 2011.  The relatively low effective tax rate for the first half of 2011 is the result of permanent items, such as tax free interest on municipal securities, representing a relatively larger portion of the Company’s pretax income, as the Company returns to profitability.  The effective tax rate for the same periods ended a year earlier was a benefit of 42.7% and 43.5%.

Financial Condition

At June 30, 2011, total assets were approximately $973.5 million.  This represents a decrease of approximately $9.1 million or 0.9% over that reported at December 31, 2010.  The decrease in total assets is primarily attributable to the sale of $15.5 million of classified loans and a $7.3 million reduction of loans held for sale during the first six months of 2011.  Declines in the investment portfolio were more than offset by increases in cash and cash equivalents resulting in a net increase in cash and investments of $11.4 million.

At June 30, 2011, total deposits were approximately $802.5 million or approximately $4.3 million higher than that reported at December 31, 2010.  The increase in deposits was tied to increases in non-interest bearing deposits, which were partially offset by declines in interest bearing deposits.  The increase in the non-interest bearing deposits was attributable to large inflows of cash near the end of the second quarter.  The Company believes the decline in interest bearing deposits can be attributed to customers who are looking for higher yields moving out of the traditionally more conservative investment vehicles offered by the bank, into higher risk/higher yield investments outside the bank, such as the stock market.

Heritage Oaks Bancorp | - 42 -

Loans

Impact of Market Condition on Lending

The current recessive economic conditions resulted in a decline in loan demand, which largely contributed to contraction in the loan portfolio during 2010 and only modest increases in the loan portfolio in the first half of 2011, exclusive of the impacts of the loan sales in 2011. Economic pressures have also resulted in an overall decline in business activity, which has impacted some borrowers to whom the Company has extended credit. Although the Company believes that it may be starting to see some signs of stabilization in the local economy in which it operates, the Company realizes that a renewed decline in the national, state and local economies may further impact such borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, Management continues to closely monitor credit within the Company’s commercial and commercial real estate segments of the loan portfolio for additional signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

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

Summary of Loan Portfolio

At June 30, 2011, total gross loan balances were $664.3 million.  This represents a decline of approximately $13.0 million or 1.9% from the $677.3 million reported at December 31, 2010.  The current year decline in total gross loans was most significantly impacted by $15.5 million in loan sales.  Loan pay-downs, charge-offs and transfers to foreclosed collateral associated with the work through of certain problem credits, were more than offset by new loans issued during the period.

Heritage Oaks Bancorp | - 43 -

The following table provides a summary of year to date variances in the loan portfolio as of June 30, 2011:

	June 30,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Real Estate Secured
Multi-family residential	$16,287	$17,637	$(1,350)	-7.65%
Residential 1 to 4 family	19,310	21,804	(2,494)	-11.44%
Home equity line of credit	31,532	30,801	731	2.37%
Commercial	368,583	348,583	20,000	5.74%
Farmland	11,129	15,136	(4,007)	-26.47%

Total real estate secured	446,841	433,961	12,880	2.97%

Commercial
Commercial and industrial	140,084	145,811	(5,727)	-3.93%
Agriculture	16,092	15,168	924	6.09%
Other	113	153	(40)	-26.14%

Total commercial	156,289	161,132	(4,843)	-3.01%

Construction
Single family residential	11,110	11,525	(415)	-3.60%
Single family residential - Spec.	500	2,391	(1,891)	-79.09%
Multi-family	1,704	2,218	(514)	-23.17%
Commercial	11,124	27,785	(16,661)	-59.96%

Total construction	24,438	43,919	(19,481)	-44.36%

Land	29,802	30,685	(883)	-2.88%
Installment loans to individuals	6,748	7,392	(644)	-8.71%
All other loans (including overdrafts)	213	214	(1)	-0.47%

Total gross loans	664,331	677,303	(12,972)	-1.92%

Deferred loan fees	1,167	1,613	(446)	-27.65%
Reserve for loan losses	21,700	24,940	(3,240)	-12.99%

Total net loans	$641,464	$650,750	$(9,286)	-1.43%

Loans held for sale	$3,662	$11,008	$(7,346)	-66.73%

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio as of June 30, 2011:

	June 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Real Estate Secured
Retail	$40,287	$1,226	$41,513	8.8%	36.6%	52	$5,000
Professional	60,259	96	60,355	12.8%	53.2%	87	10,000
Hospitality	103,969	343	104,312	22.2%	91.9%	47	10,692
Multi-family	16,287	-	16,287	3.5%	14.4%	21	3,128
Home equity lines of credit	31,532	20,911	52,443	11.1%	46.2%	333	1,340
Residential 1 to 4 family	19,310	426	19,736	4.2%	17.4%	61	2,400
Farmland	11,129	130	11,259	2.4%	9.9%	20	2,693
Healthcare / medical	26,591	-	26,591	5.6%	23.4%	32	7,500
Restaurants / hospitality	8,130	-	8,130	1.7%	7.2%	12	2,541
Commercial	116,058	576	116,634	24.8%	102.6%	118	6,720
Other	13,289	163	13,452	2.9%	11.9%	22	2,100

Total real estate secured	$446,841	$23,871	$470,712	100.0%	414.7%	805	$54,114

Heritage Oaks Bancorp | - 44 -

As of June 30, 2011, real estate secured balances represented approximately $446.8 million or 67.3% of total gross loans.  When compared to that reported at December 31, 2010, this represents an increase of approximately $12.9 million or 3.0%.  The primary factor behind the year to date increase can be attributed to the increase in the commercial component of the real estate secured segment due to transfers from the construction segment upon project completion and new loans issued, net of pay downs, totaling $36.6 million, which were partially offset by a $12.7 million reduction due to loans sold, $2.6 million of loans transferred to OREO and $1.3 million in loan charge-offs on non-performing loans, during the first six months of 2011.  The increase in secured commercial loans was partially offset by declines in farmland loans due to the pay-off of a large credit, and in residential 1-4 loans due in part to the sale of a $0.2 million loan as part of the overall loan sales in 2011, while the balance of the year to date change was due to pay downs, net of new loans issued during 2011.

At June 30, 2011, real estate secured balances, including undisbursed commitments, represented 414.7% of the Bank’s total risk-based capital, compared to the 412.4% reported at December 31, 2010. The increase in this ratio can be attributed to the real estate secured loan segment increasing at a disproportionally higher rate than the increase seen in the level of risk free capital due largely to the increases previously noted in the commercial real estate secured portion of the segment.

At June 30, 2011, approximately $166.2 million or 37.2% of the real estate secured segment of the loan portfolio was considered owner occupied.

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

Commercial

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio as of June 30, 2011:

	June 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Commercial and Industrial
Agriculture	$1,313	$3,735	$5,048	2.4%	4.4%	28	$2,000
Oil gas and utilities	2,108	550	2,658	1.3%	2.3%	10	1,161
Construction	21,048	18,362	39,410	18.9%	34.9%	159	5,438
Manufacturing	12,746	8,441	21,187	10.1%	18.7%	94	1,675
Wholesale and retail	11,407	5,413	16,820	8.1%	14.8%	124	1,148
Transportation and warehousing	2,122	525	2,647	1.3%	2.3%	32	596
Media and information services	3,614	1,657	5,271	2.5%	4.6%	26	1,662
Financial services	7,611	2,138	9,749	4.7%	8.6%	48	1,500
Real estate / rental and leasing	18,175	9,677	27,852	13.3%	24.5%	105	3,500
Professional services	20,169	8,192	28,361	13.6%	25.0%	174	2,925
Healthcare / medical	11,670	7,063	18,733	9.0%	16.5%	111	11,464
Restaurants / hospitality	24,844	2,053	26,897	12.9%	23.7%	105	6,000
All other	3,257	861	4,118	1.9%	3.6%	75	842

Commercial and industrial	$140,084	$68,667	$208,751	100.0%	183.9%	1,091	$39,911

At June 30, 2011, commercial and industrial loans represented approximately $140.1 million or 21.1% of total gross loan balances.  This represents a decline of approximately $5.7 million or 3.9%.  The year to date decline can be attributed to pay-downs and payoffs, net of new advances, across all loan types within the segment, which totaled $2.8 million in the first six months of 2011, the impacts of the loan sales during the first six months of the year which resulted in a $0.1 million reduction in commercial and industrial loan balances, as well as charge-offs totaling approximately $2.8 million during the first six months of 2011.  As a result of these factors, the ratio of total commercial and industrial loan balances, including undisbursed commitments to risk-based capital, declined from 195.1% at December 31, 2010 to 183.9% at June 30, 2011. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries, to which that credit has been extended.

Heritage Oaks Bancorp | - 45 -

Agriculture

At June 30, 2011, agriculture balances totaled approximately $16.1 million or 2.4% of total gross loan balances, which represents an approximate $0.9 million increase when compared to that reported at December 31, 2010.  At June 30, 2011 and December 31, 2010, agriculture balances represented 14.1% of the Bank’s total risk-based capital.

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio as of June 30, 2011:

	June 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Construction
Single family residential	$11,110	$7,408	$18,518	53.8%	16.4%	19	$3,450
Single family residential - Spec.	500	-	500	1.5%	0.4%	1	1,750
Multi-family	1,704	-	1,704	5.0%	1.5%	1	1,751
Commercial	11,124	2,549	13,673	39.7%	12.0%	5	7,600

Total construction	$24,438	$9,957	$34,395	100.0%	30.3%	26	$14,551

At June 30, 2011, construction balances represented approximately $24.4 million or 3.7% of total gross loan balances, a decrease of $19.5 million or 44.4% from that reported at December 31, 2010. This decline is related to the transfer of loans into other categories upon the completion of projects, primarily $2.2 million transferred to real estate secured residential and $16.3 million transferred to real estate secured commercial, upon completion of projects, as well as a $1.2 million residential – spec. real estate construction loan, which was sold as part of the loan sales during the first six months of 2011 and partially offset by new funds advanced on construction loans, net of pay-downs of $0.2 million.  As a result of these factors, the ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 48.1% at December 31, 2010 to 30.3% at June 30, 2011.

Construction loans are typically granted for a one year period and then, refinanced into permanent loans with varying maturities.

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio as of June 30, 2011:

	June 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan
Land
Single family residential	$6,988	$4,024	$11,012	32.3%	9.7%	33	$5,250
Single family residential - Spec.	323	-	323	1.0%	0.3%	3	267
Tract	13,448	-	13,448	39.6%	11.9%	9	10,673
Commercial	8,152	175	8,327	24.5%	7.3%	15	1,500
Hospitality	891	-	891	2.6%	0.8%	2	644

Total land	$29,802	$4,199	$34,001	100.0%	30.0%	62	$18,334

At June 30, 2011, land balances represented approximately $29.8 million or 4.5% of total gross loan balances, a decline of $0.9 million or 2.9% from the corresponding balance reported at December 31, 2010.  The decline in land loans is due primarily to the sale of a $1.3 million loan as part of the loan sales completed during the first six months of 2011.  Although the Company experienced a decline in the level of outstanding loans, the issuance of new undisbursed loan commitments for residential development during the second quarter of 2011 resulted in an increase of the ratio of total land loan balances, including undisbursed commitments, to risk-based capital to increase from 28.9% at December 31, 2010 to 30.0% at June 30, 2011.

Heritage Oaks Bancorp | - 46 -

Installment

At June 30, 2011, the installment loan balances were approximately $6.7 million compared to the $7.4 million reported at December 31, 2010.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as the commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 45 days.  At June 30, 2011, mortgage correspondent loans (loans held for sale) totaled approximately $3.7 million, $7.3 million less than that reported at December 31, 2010.

Foreign Loans

At June 30, 2011, the Company had no foreign loans outstanding.

Allowance for Loan Losses

As previously mentioned, the Company maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable losses incurred as of the balance sheet date. The allowance is comprised of three components: specific credit allocation, general portfolio allocation and subjectively determined allocation. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements, filed on this Form 10-Q for a detailed discussion concerning the Company’s methodology for determining an adequate allowance for loan losses. Please also see Note 1. Summary of Significant Accounting Policies of the consolidated financial statements, filed as part of the Form 10-K for the year ended December 31, 2010, for additional discussion concerning the allowance for loan losses, loan charge-offs, and credit risk management.

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio. However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category as of June 30, 2011, June 30, 2010 and December 31, 2010.

Heritage Oaks Bancorp | - 47 -

	June 30,				December 31,
	2011		2010		2010
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$87	0.5%	$140	0.7%	$118	0.7%
Residential 1 to 4 family	521	2.7%	631	2.1%	447	2.1%
Home equity line of credit	239	0.8%	184	0.6%	219	0.7%
Commercial	8,897	2.4%	9,509	2.7%	10,862	3.1%
Farmland	304	2.7%	804	6.2%	239	1.6%
Commercial
Commercial and industrial	7,701	5.5%	5,887	4.1%	9,024	6.2%
Agriculture	369	2.3%	586	3.6%	482	3.2%
Other	-	0.0%	1	0.4%	1	0.7%
Construction
Single family residential	109	1.0%	140	1.5%	632	5.5%
Single family residential - Spec.	87	17.4%	64	2.3%	75	3.1%
Multi-family	152	8.9%	15	0.8%	349	15.7%
Commercial	152	1.4%	556	1.8%	297	1.1%
Land	2,886	9.7%	3,512	8.9%	2,000	6.5%
Installment loans to individuals	174	2.6%	91	1.3%	166	2.2%
All other loans (including overdrafts)	22	10.3%	14	5.5%	29	13.6%

Total allowance for loan losses	$21,700	3.3%	$22,134	3.2%	$24,940	3.7%

The allowance for loan losses decreased in the first half of 2011 as compared to December 31, 2010 and the corresponding period in 2010 by $3.2 million and $0.4 million, respectively, due in large part to management’s efforts in the first half of 2011 to reduce classified loans, including non-performing loans, through loan sales and working out of credit matters with borrowers.  The decline in the allowance also reflects improvements in the level of special mention risk graded loans over the last six months, due in large part to upgrades related to the improvement in the credit quality of several large borrowers and the workout of credit issues on other loans.  During the first half of 2011, the Company has also experienced some stabilization in both general economic conditions and real estate valuations, and a reduced level of new transfers of loans to non-performing status, which when combined with the sale of non-performing loans in the first half of 2011 has resulted in a decline in the overall allowance for loan losses and in particular the allocation to the commercial real estate segment of the portfolio.  Despite the decline in the total dollar amount of the allowance for loan losses, it has increased as a percentage of non-accrual loans to 93.1% at June 30, 2011, as compared to 76.0% at December 31, 2010 and 63.1% as of June 30, 2010 due to the reduction of non-performing loans over the past two years.

The balance of the allowance for loan losses peaked in 2010 in large part due to actions taken in the last three quarters of 2010.  These actions in 2010 were targeted in three main segments: real estate secured, commercial and industrial, and land. The allocation of the allowance for loan losses to the real estate secured segment of the loan portfolio in 2010 increased due in large part to higher balances of classified real estate loans, an increase in specific credit reserves within this segment, increased levels of credit losses and the continued weakness in local state and economic conditions.  Contributing further to the 2010 increase in the allocation to the real estate secured segment of the portfolio was an increase in watch list credits within this segment, specifically within commercial real estate.  Increases in the allocation to commercial and industrial balances in 2010 can be attributed in large part to higher credit losses within this segment in conjunction with the continued weakened state of economic conditions. A reduction in the allocation to the land segment of the loan portfolio in 2010 can be attributed in part to lower levels of classified balances within this segment as well as the charge-off of specific reserves within this segment.

Although we have experienced some stabilization in general economic conditions and real estate values, further deterioration in economic conditions or credit quality of the segments mentioned above may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At June 30, 2011, the balance of classified loans was approximately $56.6 million.  This compares to the $75.5 million in classified loan balances reported at December 31, 2010.  The decline in the level of classified loans is due in part to several loans, totaling $26.4 million, being upgraded in the second quarter of 2011 due to the improved condition of the borrower and the impacts of the loan sales, pay downs and charge-offs, which aggregated to $15.3 million in the first six months of 2011. These reductions in classified loans were partially offset by the downgrade of $22.8 million of new loans to substandard status during the period.

Heritage Oaks Bancorp | - 48 -

Although the improvement in classified assets has had a direct impact on the level of calculated general portfolio allocation, under the Company’s methodology for determining an appropriate level for the allowance for loan losses, other factors, such as elevated recent historical charge-off levels, and continued concerns over the speed and level of recovery of the local economy and real estate values require us to maintain a historically high allowance for loan losses.

Loans charged-off during the three and six months ended June 30, 2011 totaled approximately $5.4 million and $8.9 million, respectively.  This compares to charge-offs of approximately $13.7 million and $15.2 million reported for the corresponding periods last year.  The decrease in charge-offs in the three and six months ended June 30, 2011 as compared to prior year is due in large part to elevated charge-off levels in the second quarter of 2010, when we recorded charge-offs equal to 100% of our current basis in several loans in our portfolio.  These 100% charge-offs were recorded due to the prolonged deterioration in the borrowers’ ability to repay and the lack of viable collateral to continue to justify any level of recoverability against these loans.  The comparative decline in current year charge-offs was partially offset by $2.2 million and $4.5 million, respectively in charge-offs related to loans sold during the first and second quarter of 2011.

Net charge-offs to average loans for the three and six months ended June 30, 2011 were 0.74% and 1.11%, respectively.  This compares to the 1.73% and 1.86% reported for the corresponding periods in 2010.  At June 30, 2011, the allowance for loan losses represented 3.27% of total gross loans compared to the 3.68% reported at December 31, 2010.  The decline in the allowance as a percentage of gross loans reflects management’s efforts to reduce the level of non-accruing loans over the last 6 months as well as trends in the overall loan portfolio in which we have seen declines in the levels of past due loans and loans that are identified as special mention, substandard and doubtful (See Note 3 and Note 4, of the notes to the condensed consolidated financial statements, included in this Form 10-Q filing for additional details).  While the allowance for loan losses as a percentage of gross loans declined over the last six months, the allowance for loan losses as a percentage of non-performing loans increased significantly to 93% at June 30, 2011 from 76% at December 31, 2010.

As of June 30, 2011 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

Heritage Oaks Bancorp | - 49 -

The following table provides an analysis of the allowance for loan losses for the periods indicated:

	For the six months
	ended June 30,
(dollars amounts in thousands)	2011	2010
Balance, beginning of period	$24,940	$14,372
Charge-offs
Residential 1 to 4 family	-	282
Home equity line of credit	128	-
Commercial real estate	990	2,583
Farmland	226	235
Commercial and industrial	2,842	8,818
Agriculture	-	1,209
Construction	-	988
Land	103	956
Installment loans to individuals	133	49
All other loans	-	58

Total loan charge-offs	4,422	15,178

Loan sale charge-offs
Residential 1 to 4 family	3	-
Commercial real estate	3,481	-
Commercial and industrial	12	-
Construction	291	-
Land	665	-

Total loan sale charge-offs	4,452	-

Total charge-offs	8,874	15,178
Recoveries
Residential 1 to 4 family	16	75
Commercial real estate	20	21
Farmland	6	-
Commercial and industrial	1,040	209
Agriculture	11	54
Construction	111	27
Land	129	1,245
Installment loans to individuals	17	6
All other loans	-	3

Total recoveries	1,350	1,640

Net charge-offs	7,524	13,538

Provision for loan losses	4,284	21,300

Balance, end of period	$21,700	$22,134

Gross loans, end of period	$664,331	$697,176
Net charge-offs to average loans	1.11%	1.86%
Allowance for loan losses to total gross loans	3.27%	3.17%

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

Heritage Oaks Bancorp | - 50-

Loans of the consolidated financial statements, filed on this Form 10-Q, for additional discussion concerning non-performing loans, as well as discussion concerning credit quality.

The following table provides a summary of non-accruing loans and foreclosed assets as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Loans delinquent 90 days or more and still accruing	$-	$-

Non-Accruing Loans
Residential 1-4 family	$672	$748
Home equity lines of credit	1,379	1,019
Commercial real estate	10,988	17,752
Farmland	857	2,626
Commercial and industrial	3,194	3,921
Agriculture	1,199	246
Construction	1,293	3,040
Land	3,724	3,371
Installment	11	96

Total non-accruing loans	$23,317	$32,819

Other real estate owned	$3,587	$6,668

Other repossessed assets	$-	$27

Total non-performing assets	$26,904	$39,514

Ratio of allowance for loan losses to total gross loans	3.27%	3.68%
Ratio of allowance for loan losses to total non-performing loans	93.07%	75.99%
Ratio of non-performing loans to total gross loans	3.51%	4.85%
Ratio of non-performing assets to total assets	2.77%	4.02%

At June 30, 2011, the balance of non-accruing loans was approximately $23.3 million or $9.5 million lower than that reported at December 31, 2010.  Year to date changes in non-accruing balances can be attributed in part to Management’s work-through of problem credits and the sale of certain loans during 2011. While a portion of these balances were charged-off, the Company saw approximately $2.7 million in balances return to accruing status following the Company’s efforts to work with certain borrowers to bring resolution to problem credits.  Additionally, the Company transferred approximately $2.7 million to the OREO portfolio and has been actively marketing such assets for eventual sale.  The Company also received approximately $3.1 million in principal payments on non-accruing loans during the first six months of 2011.  Non-performing assets totaled approximately $26.9 million at June 30, 2011, approximately $12.6 million lower than that reported at December 31, 2010.

Heritage Oaks Bancorp | - 51-

The following table reconciles the change in total non-accruing balances for the six months ended June 30, 2011:

	Balance	Additions to		Transfers	Returns to			Balance
	December 31,	Non-Accruing	Net	to Foreclosed	Performing		Transferred to	June 30,
(dollars in thousands)	2010	Balances	Paydowns	Collateral	Status	Charge-offs	Held for Sale	2011
Real Estate Secured
Multi-family residential	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	748	165	(19)	-	-	(3)	(219)	672
Home equity line of credit	1,019	504	(16)	-	-	(128)	-	1,379
Commercial	17,752	4,844	(760)	(2,578)	(821)	(2,560)	(4,889)	10,988
Farmland	2,626	226	(74)	-	(1,695)	(226)	-	857
Commercial
Commercial and industrial	3,921	3,692	(1,445)	(41)	-	(2,894)	(39)	3,194
Agriculture	246	977	(24)	-	-	-	-	1,199
Construction
Single family residential	1,311	-	(18)	-	-	-	-	1,293
Single family residential - Spec.	1,250	-	-	-	-	(291)	(959)	-
Multi-family	479	-	(479)	-	-	-	-	-
Land	3,371	838	(219)	-	(163)	(103)	-	3,724
Installment loans to individuals	96	120	(20)	(92)	-	(93)	-	11

Totals	$32,819	$11,366	$(3,074)	$(2,711)	$(2,679)	$(6,298)	$(6,106)	$23,317

The additions to non-accruing status reflects a decline of over 50%, on an annualized basis, from the level of additions to non-accrual in all of 2010, which totaled $54.4 million.

Other Real Estate Owned (“OREO”)

At June 30, 2011, OREO balances totaled approximately $3.6 million, approximately $3.1 million lower than that reported at December 31, 2010.  This decline in OREO, reflected $4.8 million of disposals during the first six months of 2011 and to a lesser degree $0.9 million of write-down activity related to OREO, which were partially offset by $2.6 million of new additions to the OREO pool. Although additions to OREO are initially recorded at their fair value, based on appraisal information obtained at the time of the transfer, ongoing evaluation of market data while the assets are being marketed for sale does from time to time indicate that further erosion in value has occurred, which leads to further write-downs to the fair value of the OREO assets.  See also Note 5. Other Real Estate Owned of the condensed consolidated financial statements, filed on this Form 10-Q, for additional discussion concerning OREO.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $39.8 million and $23.0 million at June 30, 2011 and December 31, 2010, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the branches.  The year to date increase is attributable to a combination of the December 2010 balance being lower than normal due to the pay down of various obligations prior to the end of the year and elevated balances at June 2011 due to large customer deposits at quarter end and to the timing lag between receipt of deposit inflows and redeployment of such funds into the investment portfolio.

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

Heritage Oaks Bancorp | - 52 -

The table below summarizes the year to date change in the balances of other earning assets as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Federal Home Loan Bank stock	$4,761	$5,180	$(419)	-8.09%
Securities available for sale	218,430	223,857	(5,427)	-2.42%
Interest bearing due from banks	22,115	4,264	17,851	418.64%
Federal funds sold	-	3,500	(3,500)	-100.00%
Interest bearing deposits with other banks	99	119	(20)	-16.81%

Total other earning assets	$245,405	$236,920	$8,485	3.58%

Securities Available for Sale

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

At June 30, 2011, the balance of the investment portfolio was approximately $218.4 million or $5.4 million lower than that reported at December 31, 2010.  The change in the balance of the portfolio can be attributed in large part to the timing of net sales and maturities of investment securities and re-investing activities late in the second quarter of 2011, which resulted in a more than offsetting increase in Interest Bearing Due from Banks balances at the end of the second quarter of 2011. The Company made securities purchases during the first half of 2011 in the aggregate amount $90.5 million, which were partially offset by proceeds from the sale, call and maturity of investments totaling approximately $79.1 million.  During the three and six months ended June 30, 2011, the Company recorded a net pre-tax gain of approximately $0.5 million and $0.6 million, respectively, on the sale of various investment securities.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At June 30, 2011, the securities portfolio had net unrealized gains, net of taxes of approximately $1.1 million, an increase in the level of unrealized gains of approximately $2.2 million from the unrealized loss position reported at December 31, 2010.  Changes in the fair value of the investment portfolio in the last three years can be attributed to extreme market turbulence and volatility in capital markets interest rates, stemming in part from continued weakened economic conditions and uncertain market conditions.

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

As more fully discussed in Note 2. of the Notes to the condensed consolidated financial statements, at June 30, 2011, we owned five Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.8 million.  At June 30, 2011, one bond with an aggregate fair value of approximately $0.3 million remained below investment grade.  This bond is in a senior tranche of its respective deal, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.  During the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those previously mentioned.  Based on that analysis, the Company determined four securities to be other than temporarily impaired.  As a result, the Company realized approximately $372 thousand in aggregate pre-tax losses related to these securities during the fourth quarter of 2009.  Since that time, the Company has recognized a loss of $0.2 million in the second quarter of 2010 and an additional $0.5 million in the first quarter of 2011 associated with the sale of two of the PMBS on which it had previously recognized OTTI. The losses recognized on the sale of these securities were due to changes in market pricing and did not indicate further credit related deterioration impacted the ultimate value received upon sale.

Heritage Oaks Bancorp | - 53 -

The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of June 30, 2011, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At June 30, 2011, approximately $118.3 million or 89.8% of the Company’s mortgage related securities were issued by a government agency such as those listed above.

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

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on among other things the current liquidity needs of the Company.  At June 30, 2011 and December 31, 2010, the Company held approximately $4.8 million and $5.2 million in FHLB stock, respectively.  The year to date decline in the balance of FHLB stock can be attributed to redemptions of approximately $0.4 million, during the first six months of 2011.

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Demand, non-interest bearing	$213,251	$182,658	$30,593	16.75%
Interest bearing demand	65,636	67,938	(2,302)	-3.39%
Savings	39,942	29,144	10,798	37.05%
Money market	267,108	287,120	(20,012)	-6.97%
Time deposits	216,573	231,346	(14,773)	-6.39%

Total deposits	$802,510	$798,206	$4,304	0.54%

As indicated in the table above total deposit balances at June 30, 2011 were approximately $802.5 million.  This represents an increase of approximately $4.3 million when compared to that reported at December 31, 2010.  During the first half of 2011, we saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $18.3 million from that reported at December 31, 2010. The increase in core deposits is mostly being driven by increases in demand, noninterest bearing deposits due in large part to deposits made late in the quarter by existing customers, partially offset by a decline in money market deposits.  We believe customer movement out of certain interest bearing accounts is due to depositors moving their investments into higher risk/higher return investment vehicles outside of the traditional offerings provided by us, due to the continued depressed rates of return on traditional savings, money market and time deposit offerings.

Heritage Oaks Bancorp | - 54 -

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

At June 30, 2011, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Company had outstanding as of June 30, 2011:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Advance Type	Date
$1,500	1.19%	Fixed	5/12/2014
2,500	1.68%	Fixed	5/11/2015
2,500	2.02%	Fixed	2/24/2015
2,500	1.50%	Fixed	2/24/2014
2,500	1.90%	Fixed	2/2/2015
2,500	1.37%	Fixed	2/3/2014
2,500	1.92%	Fixed	1/13/2015
2,500	1.37%	Fixed	1/13/2014
3,000	1.28%	Fixed	12/10/2013
3,500	0.85%	Fixed	12/10/2012
3,500	0.46%	Fixed	12/12/2011

$29,000	1.37%

The balance of FHLB borrowing as of June 30, 2011 reflects a pay down of outstanding borrowings of $16 million as compared to December 31, 2010.

On September 17, 2004, the Company issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Company and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Company’s balance sheet.  The letter of credit was renewed in September 2010 and will expire in September 2011.  The letter of credit was undrawn as of June 30, 2011.

Capital

At June 30, 2011, the balance of stockholders’ equity was approximately $124.4 million.  This represents an increase of approximately $3.1 million over that reported at December 31, 2010.  The year to date change is attributed to increases in equity due to net income for the first half of 2011 of $1.5 million; accumulated other comprehensive income/ (loss) moving to an unrealized gain position of $1.1 million as of June 30, 2011 as compared to an unrealized loss position of $1.1 million at December 31, 2010; and the impact of year to date share-based compensation expense in the amount of $0.1 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $0.4 million and the reversal of previously recognized tax benefits totaling $0.3 million related to stock-based compensation due to the current value of the Company’s stock relative to the value when the stock instruments were issued to the employees in the first half of 2011.

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

Heritage Oaks Bancorp | - 55 -

U.S. Treasury CPP Series A Senior Preferred Stock

On March 20, 2009, the Company issued $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP. Pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued under the CPP qualifies as Tier I Capital.  Under the terms of the CPP, the Company is required to pay dividends on the Senior Preferred Stock in an amount equal to 5% per annum for five years and 9% per annum thereafter.  Dividends are cumulative and payable quarterly.  In the second quarter of 2010, the Company notified the U.S. Treasury that pursuant to a Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco, the Company was required to defer dividend payments on its Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  As of June 30, 2011, the Company had deferred a total of five quarterly payments and had been notified by the U.S. Treasury of its intent to exercise their option to assign an observer to the Company’s Board; this role has no voting rights at the Board meeting, only observation privileges.

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

For additional information regarding the Company’s Series A Senior Preferred Stock and its participation in the CPP, see Note 10. of the condensed consolidated financial statements filed on this Form 10-Q.

Dividends and Stock Repurchases

During the first six months of 2011, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  See Note 10. Preferred Stock, of the condensed consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Series A Senior Preferred Stock.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed on this Form 10-Q.

The Company paid no dividends on or made repurchases of its common stock during the first six months of 2011 or during the entire year of 2010.

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

The following table provides a summary of the securities the Company has issued to Trust II as of June 30, 2011:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.02%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%

Heritage Oaks Bancorp | - 56 -

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

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trust II into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company’s Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.  As of June 30, 2011, the Company is including $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At June 30, 2011, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments and other obligations, such as the payment of dividends on the preferred stock issued to the U.S. Treasury, for over 2 years without dividends from subsidiaries.  However, beginning in the second quarter of 2010, the Company, in order to comply with the terms of the Written Agreement entered into with the Federal Reserve Bank of San Francisco, elected to defer interest payments on its trust preferred securities. As of June 30, 2011, the Company had deferred five quarterly interest payments totaling $0.2 million.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed on this Form 10-Q.

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

The following table provides a summary of Company and Bank regulatory capital ratios at June 30, 2011 and 2010:

	Regulatory Standard		Consent Order	June 30, 2011		June 30, 2010
	Adequately	Well	Prescribed	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Ratios	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	10.00%	11.44%	11.15%	11.89%	11.34%
Tier I capital to risk weighted assets	4.00%	6.00%	N/A	13.93%	13.53%	15.19%	14.44%
Total risk based capital to risk weighted assets	8.00%	10.00%	11.50%	15.20%	14.80%	16.46%	15.71%

Regulatory capital ratios as of June 30, 2011 fully reflect the $60.0 million in gross proceeds the Company raised through the issuance of Series B and Series C Preferred Stock in a private placement during the first six months of 2010. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The conversion of preferred to common stock is fully reflected in the capital ratios above. Following the receipt of proceeds from the private placement, the Company down-streamed $48.0 million to the Bank as Tier I capital.  These regulatory ratios also fully reflect the issuance of $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of the Company’s participation in the U.S. Treasury’s CPP.

Heritage Oaks Bancorp | - 57 -

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Company has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At June 30, 2011, these credit lines totaled $15.0 million and the Company had no borrowings against those lines.  As previously mentioned the Company is a member of the FHLB and has collateralized borrowing capacities remaining of approximately $124.8 million at June 30, 2011. Additionally, the Company has established and tested a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Company at the time of a transaction. Due to the Consent Order, the Bank is limited to 75 basis points above the national average rate for similar products.  Although this may impact our ability to compete for more rate sensitive deposits, we expect to continue to reduce our need to utilize rate sensitive deposits. In addition, the Bank cannot accept, renew or rollover any brokered deposits unless it has applied and been granted a waiver of this prohibition by the FDIC.  The Bank has not accepted or renewed brokered deposits since May 2009.

The Company manages liquidity by maintaining a majority of the investment portfolio in Interest Bearing Due from Federal Reserve and other liquid investments.  Most of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of June 30, 2011, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 31.7% and 30.5% at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the Company was within its internal guideline for liquidity.  As of June 30, 2011, the fair market value of the Company’s investment portfolio was approximately $218.4 million, of which approximately $8.3 million was pledged to secure public deposits and other purposes. The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was 82.8% and 84.9% at June 30, 2011 and December 31, 2010, respectively, both of which are and were within the Company’s policy guidelines.

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

Heritage Oaks Bancorp | - 58 -

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2011 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

Heritage Oaks Bancorp | - 59 -

The results in the table below indicate the change in net interest income the Company would expect to see as of June 30, 2011, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income	$44,788	$46,246	$45,531	$44,346	$43,558

$ Change from base	$(743)	$715	$-	$(1,185)	$(1,973)

% Change from base	-1.63%	1.57%	0.00%	-2.60%	-4.33%

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

The following table shows Management’s estimates of how the loan portfolio is segregated between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at June 30, 2011:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$197,311	29.7%
Variable other than daily	342,472	51.6%
Fixed rate	124,548	18.7%

Total gross loans	$664,331	100.0%

The table above identifies approximately 29.7% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2011, approximately $539.8 million or 81.3% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio at June 30, 2011:

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$352,646	53.1%
1-3 Years	214,736	32.3%
3-5 Years	70,939	10.7%
> 5 Years	26,010	3.9%

Total gross loans	$664,331	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate as of June 30, 2011:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$598	$15,309	$56,205	$106,670
Variable other than daily	2,210	15,449	78,117	207,169

Cumulative total variable at floor	$2,808	$30,758	$134,322	$313,839

Given the significant decline in Prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current Prime rate.  As indicated in the table above, the Company will need to see rates increase by 300 to 350 basis points before the majority of variable rate loans in the portfolio start to come off their floors thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.

Heritage Oaks Bancorp | - 60 -

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Oaks Bancorp | - 61 -

The plaintiff dismissed the defective complaint against the Bank at the Bank’s request, and had not filed a new complaint as of 12/31/10.  However, on February 3, 2011, the Bank learned that Mr. Gardality filed a cross-complaint in San Luis Obispo County with similar allegations, San Luis Obispo County sup. Ct. Case no. CV 100365. The Bank appeared in that matter and challenged the sufficiency of the pleadings. The Court ruled in favor of the Bank on May 18, 2011 and dismissed the cross-complaint.  The Bank does not expect the litigation to have any material financial impact to the Bank.

Joao-Bock Transaction Systems, LLC v. Bank of Stockton, et al. USDC, Central District, Los Angeles case no. CV11 03526 DSF. Plaintiff sued the Bank and 15 other California banks claiming patent infringement relating to plaintiff’s claimed patent of certain on-line banking systems.  The plaintiff has a history of filing infringement claims against banks relating to on-line banking software and systems. The Bank outsources its on-line banking systems from third party vendors, and has tendered the matter to those providers, as well as to its insurance carriers, for a defense.  As of June 30, 2011, one of the vendors has agreed to defend the infringement claim, and the bank is negotiating with the other vendor.  The Bank’s response to the complaint is due July 22, 2011. Based on preliminary contact and negotiations with the plaintiff, the Bank does not expect the litigation to have any material financial impact to the bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The majority of such proceedings have been initiated by the Bank in the process of collecting on delinquent loans.  To the extent any such matters are defense matters, they are each covered by one or more policies of insurance carried by the Bank and do not carry an exposure to loss in excess of the coverage available. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of June 30, 2011.

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

(b)

In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Company of San Francisco. For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q. As of June 30, 2011, the Company has deferred five dividend payments on its Series A Senior Preferred Stock totaling approximately $1.3 million.

Heritage Oaks Bancorp | - 62 -

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
101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

Heritage Oaks Bancorp | - 63 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: August 2, 2011

/s/ Lawrence P. Ward	/s/ Thomas J. Tolda
Lawrence P. Ward	Thomas J. Tolda,
Chief Executive Officer	Executive Vice President and Chief Financial
(Principle Executive Officer)	And Principal Accounting Officer

Heritage Oaks Bancorp | - 64 -