Form 10-Q
period 2011-09-30
HERITAGE OAKS BANCORP
filed 2011-11-01
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

YES [    ]      NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 27, 2011 there were 25,145,717 shares outstanding of the Registrant’s common stock.

Heritage Oaks Bancorp  | - 1 -

Heritage Oaks Bancorp

FORM 10-Q for the Quarter Ended September 30, 2011

Heritage Oaks Bancorp  | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp  | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands except per share data)	2011	2010
	(unaudited)
Assets
Cash and due from banks	$18,339	$15,187
Interest bearing due from banks	8,383	4,264
Federal funds sold	-	3,500
Total cash and cash equivalents	26,722	22,951

Interest bearing time deposits with other banks	-	119
Securities available for sale	248,854	223,857
Federal Home Loan Bank stock, at cost	4,684	5,180
Loans held for sale	13,130	11,008
Gross loans	648,194	677,303
Net deferred loan fees	(1,210)	(1,613)
Allowance for loan losses	(20,409)	(24,940)
Net loans	626,575	650,750
Property, premises and equipment	5,764	6,376
Deferred tax assets, net	19,240	21,163
Bank owned life insurance	14,029	13,843
Goodwill	11,049	11,049
Core deposit intangible	1,771	2,127
Other real estate owned	2,191	6,668
Other assets	9,108	7,521

Total assets	$983,117	$982,612

Liabilities
Deposits
Demand, non-interest bearing	$228,236	$182,658
Savings, NOW, and money market deposits	368,430	384,202
Time deposits of $100 or more	97,108	117,842
Time deposits under $100	107,959	113,504
Total deposits	801,733	798,206
Short term FHLB borrowing	11,000	38,500
Long term FHLB borrowing	25,500	6,500
Junior subordinated debentures	8,248	8,248
Other liabilities	10,605	9,902

Total liabilities	857,086	861,356

Commitments and contingencies

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of September 30, 2011 and December 31, 2010	20,068	19,792
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of September 30, 2011 and December 31, 2010	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,081,819 shares and 25,082,344 shares as of September 30, 2011 and December 31, 2010, respectively	101,140	101,140
Additional paid in capital	6,920	7,002
Accumulated deficit	(6,543)	(9,161)
Accumulated other comprehensive income / (loss), net of tax expense / (benefit) of $589 and ($783) as of September 30, 2011 and December 31, 2010, respectively	842	(1,121)

Total stockholders’ equity	126,031	121,256

Total liabilities and stockholders’ equity	$983,117	$982,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands except per share data)	2011	2010	2011	2010
Interest Income	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and fees on loans	$10,174	$10,908	$31,132	$33,478
Interest on investment securities	1,880	1,771	5,016	4,759
Other Interest Income	18	27	67	95
Total interest income	12,072	12,706	36,215	38,332
Interest Expense
Interest on savings, NOW and money market deposits	361	705	1,171	2,589
Interest on time deposits of $100 or more	363	502	1,212	1,597
Interest on time deposits under $100	350	494	1,138	1,684
Other borrowings	143	163	396	533
Total interest expense	1,217	1,864	3,917	6,403
Net interest income before provision for loan losses	10,855	10,842	32,298	31,929
Provision for loan losses	1,086	4,400	5,370	25,700
Net interest income after provision for loan losses	9,769	6,442	26,928	6,229
Non Interest Income
Fees and service charges	659	581	1,820	1,820
Mortgage gain on sale and origination fees	734	1,027	1,750	2,278
Debit/credit card fee income	430	386	1,211	1,052
Earnings on bank owned life insurance	147	143	444	437
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	-	(650)	-	(650)
Non credit related losses recognized in other comprehensive income	-	544	-	544
Net impairment losses on investment securities	-	(106)	-	(106)
Gain on sale of investment securities	595	807	1,187	710
(Loss) / gain on sale of other real estate owned	(266)	(28)	(587)	34
Gain on extinguishment of debt	-	-	-	1,700
Other income	258	93	691	627
Total non interest income	2,557	2,903	6,516	8,552
Non Interest Expense
Salaries and employee benefits	4,434	5,195	13,371	14,374
Equipment	399	433	1,327	1,131
Occupancy	888	966	2,768	2,840
Promotional	156	173	491	525
Data processing	801	497	2,253	1,832
OREO related costs	162	168	556	430
Write-downs of foreclosed assets	89	651	968	867
Regulatory assessment costs	503	669	1,834	1,971
Audit and tax advisory costs	188	143	514	428
Directors fees	102	132	338	388
Outside services	296	412	1,035	1,247
Telephone / communications costs	89	99	268	260
Amortization of intangible assets	96	128	356	385
Stationery and supplies	87	114	294	343
Other general operating costs	760	490	1,724	1,393
Total non interest expense	9,050	10,270	28,097	28,414
Income / (loss) before provision for income taxes	3,276	(925)	5,347	(13,633)
Provision for income taxes	1,157	9,978	1,753	4,444
Net income / (loss)	2,119	(10,903)	3,594	(18,077)
Dividends and accretion on preferred stock	373	357	1,108	4,517
Net income / (loss) available to common shareholders	$1,746	$(11,260)	$2,486	$(22,594)

Basic	$0.07	$(0.45)	$0.10	$(1.54)
Diluted	$0.07	$(0.45)	$0.10	$(1.54)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp  | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the nine months
	ended September 30,
(dollars in thousands)	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income / (loss)	$3,594	$(18,077)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	959	967
Provision for loan losses	5,370	25,700
Provision of unfunded loan commitments	29	-
Amortization of premiums / discounts on investment securities, net	2,352	1,206
Amortization of intangible assets	356	385
Share-based compensation expense	213	182
Gain on sale of available for sale securities	(1,187)	(710)
Loss on sale of property, premises and equipment	4	-
Other than temporary impairment	-	106
Gain on extinguishment of debt	-	(1,700)
Origination of loans held for sale	(96,360)	(114,280)
Proceeds from sale of loans held for sale	109,766	111,393
Net increase in bank owned life insurance	(186)	(388)
Decrease / (increase) in deferred tax asset, net	551	(12,427)
Deferred tax assets valuation allowance adjustment	-	10,519
Loss / (gain) on sale of foreclosed collateral	587	(34)
Write-downs on other real estate owned	968	867
Increase in other assets	(1,482)	(10,899)
Increase in other liabilities	263	1,037

NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	25,797	(6,153)

Cash flows from investing activities:
Purchase of securities, available for sale	(161,222)	(105,382)
Sale of available for sale securities	108,617	8,088
Maturities and calls of available for sale securities	452	556
Proceeds from principal reductions and maturities of available for sale securities	29,326	17,627
Redemption of Federal Home Loan Bank stock	496	433
(Increase) / decrease in loans, net	(2,167)	34,266
Allowance for loan and lease loss recoveries	1,960	1,810
Purchase of property, premises and equipment, net	(351)	(404)
Proceeds from sale of foreclosed collateral	6,130	3,099

NET CASH USED IN INVESTING ACTIVITIES	(16,759)	(39,907)

Cash flows from financing activities:
Increase in deposits, net	3,527	20,159
Proceeds from Federal Home Loan Bank borrowing	177,500	35,000
Repayments of Federal Home Loan Bank borrowing	(186,000)	(45,000)
Decrease in junior subordinated debentures	-	(3,455)
Proceeds from exercise of stock options	-	42
Preferred stock dividends paid	-	(262)
Proceeds from issuance of preferred stock and common stock warrants, net	-	55,955
Tax impact of share based compensation expense	(294)	-

NET CASH (USED) IN / PROVIDED BY FINANCING ACTIVITIES	(5,267)	62,439

Net increase in cash and cash equivalents	3,771	16,379

Cash and cash equivalents, beginning of period	22,951	40,738

Cash and cash equivalents, end of period	$26,722	$57,117

Supplemental Cash Flow Disclosures:

Cash Flow information
Interest paid	$3,923	$6,519
Income taxes paid	$2,645	$5,475

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$3,335	$2,529
Loans transferred to foreclosed collateral	$3,484	$12,114
Loans transferred to held for sale	$15,528	$-
Preferred stock dividends accrued not paid	$701	$529
Accretion of preferred stock discount	$276	$3,726
Conversion of preferred stock	$-	$52,351

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

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust and it is not a variable interest entity. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts in the consolidated financial statements for the year ended December 31, 2010 and for the three and nine months ended September 30, 2010 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2011.

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

Recent Accounting Guidance Adopted

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance for loan losses. The provisions under this statement were effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements were required for periods beginning after December 15, 2010. Adoption of this standard did not have a significant impact on the Company’s quarterly disclosures.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). The new standard provides clarification on what types of loan modifications constitute a troubled debt restructuring. The new standard provides that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The new standard also enacts the additional troubled debt restructuring disclosure requirements of ASU No. 2010-20. The Company adopted the provisions of ASU No. 2011-02 in its quarter ending September 30, 2011, and applied its provisions retrospectively to any restructurings that occurred since the beginning of 2011.  Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The new standard requires the disclosure of comprehensive income on the face of the income statement or in a stand-alone statement of comprehensive income, as opposed to the more common historical practice of disclosure as a component of the statement of stockholders’ equity.  The new presentation is effective for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect that adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

On May 12, 2011, the FASB, together with the International Accounting Standards Board (IASB), jointly issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities. The Company is still evaluating the impacts that adoption of this standard in the first quarter of 2012 will have on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other – Testing Goodwill for Impairment.  ASU 2011-08 provides guidance on the application of a qualitative assessment of impairment indicators in the review of goodwill impairment. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred, the Company would not be required to perform a quantitative review. The provisions of ASU 2011-08 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Company does not expect that adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

Comprehensive Income (Loss)

For the three and nine months ended September 30, 2011, comprehensive income was $1.8 million and $5.6 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of applicable taxes. For the three and nine months ended September 30, 2010, comprehensive loss was $10.5 million and $16.6 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of applicable taxes.

Heritage Oaks Bancorp | - 8 -

Note 2.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at September 30, 2011 and December 31, 2010:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2011	Cost	Gains	Losses	Value
Obligations of U.S. government agencies	$4,268	$134	$(2)	$4,400
Mortgage-backed securities
Agency	139,038	1,153	(303)	139,888
Non-agency	32,218	506	(1,297)	31,427
State and municipal securities	45,232	2,735	(13)	47,954
Corporate debt securities	24,607	33	(1,580)	23,060
Other	2,060	65	-	2,125

Total	$247,423	$4,626	$(3,195)	$248,854

As of December 31, 2010
Obligations of U.S. government agencies	$6,684	$-	$(248)	$6,436
Mortgage-backed securities
Agency	159,448	1,653	(484)	160,617
Non-agency	10,170	233	(1,344)	9,059
State and municipal securities	49,459	242	(1,956)	47,745

Total	$225,761	$2,128	$(4,032)	$223,857

At September 30, 2011, the Company owned five Whole Loan Private Label Single Family Residential Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.4 million, which are included in Non-agency mortgage backed securities in the above table. PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  However, due to the severe and prolonged downturn in the economy, PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure), then moving on to senior and super senior bonds, which are what the Company owns with the exception of one mezzanine bond (subordinate).  At September 30, 2011, one bond with an aggregate fair value of $0.3 million is deemed to be non-investment grade.

The Company’s evaluations of PMBS, with the assistance of an independent third party, compile relevant collateral details and performance statistics on a security-by-security basis.  These evaluations also include assumptions about prepayment rates, future delinquencies, and loss severities based on the underlying collateral characteristics and vintage.  Additionally, evaluations include consideration of actual recent collateral performance, the structuring of the security (including the Company’s position within that structure) and expectations of relevant market and economic data as of the end of the reporting period.  Assumptions made concerning the items listed above allow the Company to then derive an estimate for the net present value of each security’s expected future cash flows.  This amount is then compared to the amortized cost of each security to determine the amount of any possible credit loss. As of September 30, 2011, net unrealized gains on PMBS within the Company’s investment portfolio totaled $0.1 million compared to net unrealized losses of $1.1 million reported at December 31, 2010.

Heritage Oaks Bancorp | - 9 -

Other than Temporary Impairment

As of September 30, 2011, the Company continues to hold two PMBS securities in which OTTI losses had been recognized.  These securities had an aggregate recorded fair value of $0.6 million ($1.1 million historical cost) at both September 30, 2011 and December 31, 2010.  The aggregate OTTI recorded on these two securities as of both September 30, 2011 and December 31, 2010 was approximately $0.5 million, comprised of $0.1 million of OTTI associated with credit risk and $0.4 million associated with OTTI for all other factors.  In March 2011, the Company sold one of the three securities on which OTTI had previously been recognized.  The Company realized a loss of approximately $0.5 million on the sale of the security.  Although the Company continues to have the ability and intent to hold these securities for the foreseeable future, the results of the analysis performed on these securities indicated that the present value of the expected future cash flows was not sufficient to recover their entire amortized cost basis, thus indicating a credit loss had occurred. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to: further significantly weakened economic conditions; deterioration of credit metrics; significantly higher levels of default; loss in value on the underlying collateral; deteriorating credit support from subordinated tranches; and further uncertainty and illiquidity in the financial markets. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

As of September 30, 2011, the Company believes that unrealized losses on all other mortgage related securities such as agency securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”), as well as corporate bonds, are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  As of September 30, 2011, the Company does not believe unrealized losses related to these securities are other than temporary.

The following table provides a roll forward of the OTTI balances against the investment securities for both credit loss and all other factor components, for the nine months ended September 30, 2011:

		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI

Balance, beginning of the period	$534	$943	$1,477
Less: losses related to OTTI securities sold	(425)	(518)	(943)
Change in value attributable to other factors	-	(54)	(54)

Balance, end of the period	$109	$371	$480

The following table provides additional information related to the OTTI losses the Company recognized during the year ended December 31, 2010:

		OTTI Related
	OTTI Related	to All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$372	$1,584	$1,956
Additional charges on securities for which OTTI
was previously recognized	207	(571)	(364)
Less: losses related to OTTI securities sold	(45)	(70)	(115)

Balance, end of the period	$534	$943	$1,477

Heritage Oaks Bancorp | - 10 -

The following table provides a summary of investment securities in an unrealized loss position as of September 30, 2011 and December 31, 2010:

	Securities In A Loss Position
	Less Than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2011	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$90	$(2)	$90	$(2)
Mortgage-backed securities
Agency	47,525	(303)	-	-	47,525	(303)
Non-agency	22,150	(926)	604	(371)	22,754	(1,297)
State and municipal securities	654	(5)	392	(8)	1,046	(13)
Corporate debt securities	20,946	(1,580)	-	-	20,946	(1,580)

Total	$91,275	$(2,814)	$1,086	$(381)	$92,361	$(3,195)

As of December 31, 2010
Obligations of U.S. government agencies	$6,339	$(245)	$96	$(3)	$6,435	$(248)
Mortgage backed securities
Agency	56,164	(469)	2,094	(15)	58,258	(484)
Non-agency	-	-	4,780	(1,344)	4,780	(1,344)
State and municipal securities	38,731	(1,936)	136	(20)	38,867	(1,956)

Total	$101,234	$(2,650)	$7,106	$(1,382)	$108,340	$(4,032)

The following table summarizes earnings on both taxable and tax-exempt investment securities for the three and nine months ended September 30, 2011 and 2010:

	For the three months		For the nine months
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Taxable Earnings on Investment Securities
Obligations of U.S. government agencies	$32	$1	$137	$2
Mortgage Backed Securities	1,176	1,441	3,192	3,885
State and municipal securities	121	35	377	83
Corporate debt Securities	149	-	154	-
Other	20	-	20	-
Non-taxable Earnings on Investment Securities
State and municipal securities	382	294	1,136	789

Total	$1,880	$1,771	$5,016	$4,759

Heritage Oaks Bancorp | - 11 -

Note 3.  Loans

The following table provides a summary of outstanding loan balances as of September 30, 2011 compared to December 31, 2010:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Real Estate Secured
Multi-family residential	$15,931	$17,637
Residential 1 to 4 family	21,418	21,804
Home equity lines of credit	30,388	30,801
Commercial	363,486	348,583
Farmland	10,432	15,136

Total real estate secured	441,655	433,961

Commercial
Commercial and industrial	134,048	145,811
Agriculture	15,864	15,168
Other	101	153

Total commercial	150,013	161,132

Construction
Single family residential	11,513	11,525
Single family residential - Spec.	250	2,391
Tract	-	-
Multi-family	1,687	2,218
Hospitality	-	-
Commercial	7,107	27,785

Total construction	20,557	43,919

Land	29,130	30,685
Installment loans to individuals	6,644	7,392
All other loans (including overdrafts)	195	214

Total gross loans	648,194	677,303

Deferred loan fees	1,210	1,613
Allowance for loan losses	20,409	24,940

Total net loans	$626,575	$650,750

Loans held for sale	$13,130	$11,008

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.  Buyers have the option to require the Company to repurchase loans sold in the event losses are incurred, which are determined to have been directly caused by fraud in the origination, breach of representations or warranties or documentation deficiencies.  At September 30, 2011, the Company has one loan for which the buyer has notified the Company of their intent to exercise their repurchase option due to losses sustained as a result of perceived deficiencies in our underwriting of the loan. Although, the Company intends to vigorously challenge this and any future claims, the Company has recorded a reserve of $0.2 million for this potential repurchase at September 30, 2011.  In the current year, only one loan has been proven to be deficient, which the Company settled for $0.2 million in the third quarter of 2011.

Concentration of Credit Risk

At September 30, 2011 and December 31, 2010, $491.3 million and $508.6 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Heritage Oaks Bancorp | - 12 -

At September 30, 2011, the Company was contingently liable for financial and performance standby letters of credit to its customers totaling approximately $14.6 million and un-disbursed loan commitments in the amount of $160.3 million, exclusive of letters of credit. The Company makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Company currently anticipates no losses as a result of such transactions.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of September 30, 2011.  The decline in the overall level of impaired loans and more specifically the real estate secured and construction segments is largely the result of the loan sales completed in the first nine months of 2011.

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$661	$743	$417	$244	$182	$568	$-
Home equity lines of credit	360	-	31	329	6	808	-
Commercial	4,855	5,547	4,484	371	851	10,354	-
Farmland	-	-	-	-	-	577	-
Commercial							-
Commercial and industrial	2,633	3,175	2,633	-	1,600	2,992	22
Agriculture	1,209	1,365	153	1,056	126	883	-
Construction							-
Single family residential	937	937	-	937	-	1,174	-
Land	3,211	3,589	2,110	1,101	327	3,669	-
Installment loans to individuals	-	-	-	-	-	4	-

Totals	$13,866	$15,356	$9,828	$4,038	$3,092	$21,029	$22

The following table summarizes impaired loan balances as of December 31, 2010:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$748	$896	$-	$748	$-	$988	$-
Home equity lines of credit	1,019	1,019	-	1,019	-	508	-
Commercial	18,322	20,539	4,706	13,616	1,085	18,890	67
Farmland	2,626	2,773	-	2,626	-	2,745	-
Commercial
Commercial and industrial	5,858	6,474	903	4,955	461	8,010	150
Agriculture	246	384	-	246	-	1,294	-
Construction
Single family residential	1,311	1,310	952	359	476	945	-
Single family residential - Spec.	1,250	1,250	-	1,250	-	1,108	-
Tract	-	-	-	-	-	311	-
Multi-family	479	896	-	479	-	481	-
Commercial	-	100	-	-	-	245	-
Land	3,371	3,771	1,478	1,893	235	6,935	-
Installment loans to individuals	370	502	-	370	-	396	17

Totals	$35,600	$39,913	$8,039	$27,561	$2,257	$42,855	$234

Heritage Oaks Bancorp | - 13 -

The Company considers a loan impaired when, based on certain information and events surrounding a borrower, it is probable that the Company will not receive all scheduled payments, including interest.  All troubled debt restructurings are also considered impaired even if current borrower information indicates that recovery of all scheduled payments, including interest is likely.

The Company classifies non-accruing loans, loans 90 days or more past due and still accruing, and loans recently classified as troubled debt restructurings as impaired loans.  When loans are placed on non-accrual status, all accrued but uncollected interest is reversed from earnings.  Once on non-accrual status, payments received on such loans are generally applied as a reduction of the loan principal balance.  Interest on such loans is only recognized on a cash basis, and is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on non-accrual.  The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and nine month periods ended September 30, 2011 and 2010.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on performing troubled debt restructurings.

The provisions of U.S. GAAP permit the valuation allowances reported in the table above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  Because substantially all of the loans currently identified as impaired have unique risk characteristics, a significant majority of valuation allowances for loans the Company recorded were determined on a loan-by-loan basis.  As such, a significant portion of the Company’s impaired loans were carried at fair value as of September 30, 2011 and December 31, 2010.

Troubled debt restructurings (“TDRs”) completed for the three and nine months ended September 30, 2011 included:

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Commercial	1	$500	$500	1	$500	$500
Commercial
Commercial and industrial	1	200	200	6	923	923
Land	1	788	742	1	788	742

Totals	3	$1,488	$1,442	8	$2,211	$2,165

There were no TDRs that originated in 2011 that became delinquent during the three and nine months ended September 30, 2011.

As a result of adopting the amendments in ASU No. 2011-02 in the third quarter of 2011, the Company reassessed all restructurings that occurred on or after January 1, 2011, for which the borrower was determined to be troubled, for identification as TDRs. The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 of the Accounting Standards Codification. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables that have been identified as TDRs under the newly adopted provisions of ASU No. 2011-02, for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under the provisions of Section 310-10-35 was $0.8 million, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $0.2 million.

Total forgone interest related to impaired loans, includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status and (2) interest lost prospectively for the period of time a loan is on non-accrual status.  Total forgone interest was $0.3 million and $0.7 million for the three month periods ended September 30, 2011 and 2010, respectively, and $1.4 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively.  In addition to forgone interest, the Company lost interest related to rate concessions on certain TDRs of $13 thousand and $120 thousand for the three months ended September 30, 2011 and 2010, respectively, and $62 thousand and $197 thousand for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were classified as TDRs.

Heritage Oaks Bancorp | - 14 -

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

Loans typically move to non-accruing status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains financial information in order to determine if any evidence of impairment exists.  If impairment is determined to exist, the Company obtains updated appraisal information on the underlying collateral. Once the updated appraisal is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses, if Management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loan have been charged-off.  If upon a loan’s migration to non-accruing status, the appraisals obtained while the loan was classified as substandard are deemed to be out-dated, the Company typically orders new appraisals on underlying collateral in order to have the most current indication of fair value.  If a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.  An analysis of the underlying collateral is performed for loans on non-accruing status at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

Heritage Oaks Bancorp | - 15 -

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where Management has determined that it is in the best interest of the Bank to attempt to broker a troubled loan rather than to continue to hold it in its portfolio, additional charge-offs have been realized as distressed loan buyers that typically purchase these types of loans tend to require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of September 30, 2011:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$15,931	$15,931	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	21,418	20,748	-	670	-	-	-	-	661	-
Home equity lines of credit	30,388	28,642	-	1,746	-	-	65	-	360	-
Commercial	363,486	323,231	13,614	26,641	-	-	-	-	4,840	-
Farmland	10,432	7,773	-	2,659	-	-	-	-	-	-
Commercial
Commercial and industrial	134,048	120,916	5,704	6,962	466	186	187	-	1,874	759
Agriculture	15,864	12,735	500	2,629	-	-	-	-	1,208	-
Other	101	101	-	-	-	-	-	-	-	-
Construction
Single family residential	11,513	10,576	-	937	-	-	-	-	937	-
Single family residential - Spec.	250	-	-	250	-	-	-	-	-	-
Multi-family	1,687	-	-	1,687	-	-	-	-	-	-
Commercial	7,107	2,553	4,554	-	-	-	-	-	-	-
Land	29,130	18,593	-	10,537	-	-	65	-	3,206	-
Installment loans to individuals	6,644	6,241	334	69	-	-	57	-	-	-
All other loans (including overdrafts)	195	193	1	1	-	-	-	-	-	-

Totals	$648,194	$568,233	$24,707	$54,788	$466	$186	$374	$-	$13,086	$759

Heritage Oaks Bancorp | - 16 -

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

Note 4.  Allowance for Loan Losses

The Company has established an allowance for loan losses to account for probable incurred losses inherent in the loan portfolio as of the date of the balance sheet.  The allowance is comprised of three components: specific credit allocation, general portfolio allocation, and a qualitatively determined allocation.  The specific credit allocation is assigned to loans that have been individually evaluated for impairment, such as loans placed on non-accrual status and any other loan which Management has identified as impaired, including TDRs.  The general portfolio allocation is determined by collectively evaluating pools of loans and applying historical loss factors across the various credit risk grades and loan segments in the portfolio.  The qualitatively determined allocation is determined through judgments the Company makes regarding certain qualitative factors that may impact the credit quality of various segments of the loan portfolio.

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on certain information and events surrounding a borrower, it is determined that it is probable that the Company will not receive all scheduled payments, including interest.  Once a loan is classified as substandard, the Company places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

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

Heritage Oaks Bancorp | - 17 -

Qualitative Portfolio Allocation

The qualitatively determined allocation of the allowance is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the scope and frequency of the loan review process as well as any other factor determined by Management to have an impact on the credit quality of the loan portfolio.  External factors include local, state and national economic and business conditions.  While Management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of Management’s expectations.

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

Heritage Oaks Bancorp | - 18 -

The following table summarizes the allocation of the allowance, as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the three and nine months ended September 30, 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, June 30, 2011	$10,048	$8,070	$500	$2,886	$174	$22	$21,700
Charge-offs	(1,646)	(1,203)	(47)	(25)	(66)	-	(2,987)
Recoveries	305	262	1	20	22	-	610
Provision for loan losses	1,845	(169)	76	(738)	74	(2)	1,086

Balance, September 30, 2011	$10,552	$6,960	$530	$2,143	$204	$20	$20,409

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(6,474)	(4,057)	(338)	(793)	(199)	-	(11,861)
Recoveries	347	1,313	112	149	39	-	1,960
Provision for loan losses	4,794	197	(597)	787	198	(9)	5,370

Balance, September 30, 2011	$10,552	$6,960	$530	$2,143	$204	$20	$20,409

Amount of allowance attributed to:
Specifically evaluated impaired loans	$1,039	$1,726	$-	$327	$-	$-	$3,092
General portfolio allocation	$9,513	$5,234	$530	$1,816	$204	$20	$17,317

Loans individually evaluated for impairment	$5,861	$3,843	$937	$3,205	$-	$-	$13,846
Specific reserves to total loans individually evaluated for impairment	17.73%	44.91%	0.00%	10.20%	0.00%	0.00%	22.33%
Loans collectively evaluated for impairment	$435,794	$146,170	$19,620	$25,925	$6,644	$195	$634,348
General reserves to total loans collectively evaluated for impairment	2.18%	3.58%	2.70%	7.00%	3.07%	10.26%	2.73%

Total gross loans	$441,655	$150,013	$20,557	$29,130	$6,644	$195	$648,194
Total allowance to gross loans	2.39%	4.64%	2.58%	7.36%	3.07%	10.26%	3.15%

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

Heritage Oaks Bancorp | - 19 -

For comparative purposes, the following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2010:

	For the three months ended	For the nine months ended
(dollars in thousands)	September 30, 2010	September 30, 2010
Balance at beginning of period	$22,134	$14,372
Provisions for loan losses	4,400	25,700
Loans charged-off:
Residential 1-4 family	316	598
Home equity line of credit	1	1
Commercial real estate	523	3,106
Farmland	-	235
Commercial and industrial	2,530	11,348
Agriculture	44	1,253
Construction	21	1,009
Land	1,673	2,629
Other	25	132

Total loan charge-offs	5,133	20,311

Recoveries of loans previously charged off	170	1,810

Balance at end of period	$21,571	$21,571

Note 5.  Other Real Estate Owned (“OREO”)

The following tables provide a summary of the change in the balance of OREO for the three and nine months ended September 30, 2011:

	Balance				Balance
	June 30,				September 30,
(dollars in thousands)	2011	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$-	$865	$(865)	$-	$-
Commercial	2,385	-	(1,124)	(56)	1,205
Construction
Single family residential - Spec.	444	-	-	(21)	423
Tract	242	-	-	-	242
Land	516	-	(183)	(12)	321

Totals	$3,587	$865	$(2,172)	$(89)	$2,191

	Balance				Balance
	December 31,				September 30,
(dollars in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$160	$865	$(1,025)	$-	$-
Commercial	3,953	2,578	(4,510)	(816)	1,205
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(52)	423
Tract	251	-	-	(9)	242
Land	1,365	41	(994)	(91)	321

Totals	$6,668	$3,484	$(6,993)	$(968)	$2,191

Heritage Oaks Bancorp | - 20 -

The following table provides a summary of the change in the balance of OREO for the year ended December 31, 2010:

(dollar amounts in thousands)
Beginning balance	$946
Additions	13,280
Dispositions	(3,906)
Write-downs	(3,652)

Ending balance	$6,668

Note 6.  Income Taxes

The tax provision for the three and nine months ended September 30, 2011 resulted in an effective tax rate of 35.3% and 32.8%, respectively.  The tax provision for the three and nine months ended September 30, 2010 resulted in an effective tax rate 1,078.7% and 32.6%, respectively.  The primary item affecting the effective tax rate for the first nine months of 2011 is the impact of non-taxable municipal interest.  The effective tax rate for the first nine months of 2010 was primarily impacted by the establishment of a $10.5 million valuation allowance against a portion of the Company’s deferred tax asset, as more fully discussed below.

The Company performs a quarterly analysis of the recoverability of its net deferred tax asset position, which takes into account a number of factors including but not limited to recent historical operating performance, projected future operating performance, the impacts if any of Section 382 of the Internal Revenue Code on changes in control, and the likely timing of the reversal of its deferred tax assets.   As such, the accounting for deferred taxes is based on the application of estimates and is therefore subject to change.  Differences between anticipated and actual outcomes of these future tax consequences could result in adjustments to the level of valuation allowance against the Company’s net deferred tax asset position and would therefore have an impact on the Company’s consolidated results of operations or financial position.   As a result of the Company’s quarterly analysis, it recorded an initial valuation allowance of $10.5 million in the third quarter of 2010, which was subsequently adjusted to $7.1 million at December 31, 2010.  As of September 30, 2011, the quarterly assessments completed in 2011 did not yield any differences that warranted an adjustment to the valuation allowance established in 2010.

Note 7.  Earnings / (Loss) Per Share

Basic earnings / (loss) per common share are computed by dividing net income / (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings / (loss) per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  U.S. GAAP prohibits the computation of diluted loss per common share from assuming exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.  As a result, any potential dilution associated with share-based compensation awards, the warrant issued to the U.S. Treasury, and the Series C Perpetual Preferred Stock were not included in the calculation of diluted loss per common share for the three months and nine months ended September 30, 2010, because the Company reported a net loss. For the three months ended September 30, 2011 and 2010, common stock equivalents, primarily options, totaling approximately 672,000 shares and 741,000 shares, respectively, were excluded from the calculation of diluted earnings/(loss) per share, as their impact would be anti-dilutive.  The diluted earnings per share for the for the three and nine months ended September 30, 2011 and 2010 also excludes the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Preferred Share issuance (see Note 10).  For the nine months ended September 30, 2011 and 2010, common stock equivalents, primarily options, totaling approximately 561,000 shares and 533,000 shares, respectively, were excluded from the calculation of diluted earnings/(loss) per share, as their impact would be anti-dilutive.

Heritage Oaks Bancorp | - 21 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings/ (loss) per common share for the three and nine months ended September 30, 2011 and 2010:

	For the three months ending,
	September 30, 2011		September 30, 2010
	Net		Net
(dollars in thousands except per share data)	Income	Shares	Loss	Shares
Net income / (loss)	$2,119		$(10,903)
Dividends and accretion on preferred stock	373		(357)

Net income / (loss) applicable to common shareholders	$1,746		$(11,260)

Weighted average shares outstanding		25,054,027		25,004,479

Basic income / (loss) per common share	$0.07		$(0.45)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,200,018		-

Weighted average diluted shares outstanding		26,254,045		25,004,479

Diluted income / (loss) per common share	$0.07		$(0.45)

	For the nine months ended
	September 30, 2011		September 30, 2010
	Net		Net
(dollars in thousands except per share data)	Income	Shares	Loss	Shares
Net income / (loss)	$3,594		$(18,077)
Dividends and accretion on preferred stock	1,108		(4,517)

Net income / (loss) applicable to common shareholders	$2,486		$(22,594)

Weighted average shares outstanding		25,046,569		14,719,951

Basic income / (loss) per common share	$0.10		$(1.54)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,206,032		-

Weighted average diluted shares outstanding		26,252,601		14,719,951

Diluted income / (loss) per common share	$0.10		$(1.54)

Note 8.  Share-Based Compensation Plans

As of September 30, 2011, the Company had two share-based employee compensation plans, which are more fully described in Note 15 of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

Heritage Oaks Bancorp | - 22 -

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Share-based compensation expense
Stock option expense	$58	$57	$179	$149
Restricted stock expense	8	(63)	34	33

Total expense	$66	$(6)	$213	$182

Unrecognized compensation expense
Stock option expense	$435	$562
Restricted stock expense	56	152

Total unrecognized expense	$491	$714

At September 30, 2011, there was a total of $0.4 million of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2.0 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after five years of issuance.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at September 30, 2011 was $0.1 million.  That expense is expected to be recognized over the next 1.9 years.

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, which is subject to change based on the fair market value of the Company’s stock. The following table provides a summary of the aggregate intrinsic value of options exercised, outstanding and exercisable as well as a summary of activity related to options granted, exercised, and forfeited during the year to date period ended September 30, 2011:

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)

Options outstanding, January 1, 2011	740,537	$6.53
Granted	55,484	3.67
Expired	(100,076)	10.84
Forfeited	(24,116)	6.93

Options outstanding, September 30, 2011	671,829	$5.66	6.67	$61

Exercisable at September 30, 2011	379	$7.42	4.90	$20

Heritage Oaks Bancorp | - 23 -

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first nine months of 2011 and 2010:

	2011	2010
Expected volatility	50.73%	43.75%
Expected term (years)	7	7
Dividend yield	0.00%	0.00%
Risk free rate	2.74%	2.02%

Weighted-average grant date fair value	$2.00	$1.48

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

Heritage Oaks Bancorp | - 24 -

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At September 30, 2011, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to Management.

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

Heritage Oaks Bancorp | - 25 -

Junior Subordinated Debentures

The fair value disclosed for junior subordinated debentures is based on market price of similar instruments issued with similar contractual terms and by issuers with a similar credit profile as the Company.

Off-Balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$4,400	$-	$4,400
Mortgage backed securities
Agency	-	139,888	-	139,888
Non-agency	-	31,427	-	31,427
State and municipal securities	-	47,695	259	47,954
Corporate debt securities	-	23,060	-	23,060
Other	-	2,125	-	2,125

Total assets measured on a recurring basis	$-	$248,595	$259	$248,854

As of December 31, 2010
Assets
Obligations of U.S. government agencies	$-	$6,436	$-	$6,436
Mortgage backed securities
Agency	-	160,617	-	160,617
Non-agency	-	9,059	-	9,059
State and municipal securities	-	47,462	283	47,745

Total assets measured on a recurring basis	$-	$223,574	$283	$223,857

The following table provides a summary of the changes in balance sheet carrying values associated with recurring Level 3 financial instruments during the three and nine months ended September 30, 2011 and 2010:

			Purchases,
	Beginning	(Losses) / Gains	Issuances, and	Sales and	Ending
(dollars in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Balance
Septmeber 30, 2011
State and municipal securities	$283	$(24)	$-	$-	$259
September 30, 2010
State and municipal securities	$737	$3	$-	$(444)	$296

(1) Realized or unrealized (losses) / gains on Level 3 financial instruments represent changes in values of financial instruments only for the period(s) in which the instruments were classified as Level 3.

The assets presented under Level 3 of the fair value hierarchy classified as obligations of state and municipal subdivisions represent available for sale investment securities in the form of certificates of participation, where an active market for such securities is not currently available.

Heritage Oaks Bancorp | - 26 -

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollars in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains / (Losses)
Assets
Impaired loans
Residential 1 to 4 family	$-	$236	$97	$333	$126
Home equity lines of credit	-	-	-	-	-
Commercial real estate	-	368	3,620	3,988	444
Commercial and industrial	-	335	735	1,070	113
Agriculture	-	235	-	235	117
Land	-	60	1,777	1,837	113
Loans held for sale	-	13,130	-	13,130	-
Foreclosed Assets	-	1,699	535	2,234	(307)

Total assets measured on a non-recurring basis	$-	$16,063	$6,764	$22,827	$606

As of December 31, 2010
Assets
Impaired loans
Residential 1 to 4 family	$-	$748	$-	$748	$(48)
Home equity lines of credit	-	1,019	-	1,019	-
Commercial real estate	-	17,237	-	17,237	(1,556)
Farmland	-	2,626	-	2,626	-
Commercial and industrial	-	5,397	-	5,397	(161)
Agriculture	-	246	-	246	(117)
Construction	-	2,564	-	2,564	(417)
Land	-	3,136	-	3,136	(304)
Installment loans to individuals	-	370	-	370	(88)
Loans held for sale	-	11,008	-	11,008	-
Other real estate owned	-	6,668	-	6,668	(3,447)

Total assets measured on a non-recurring basis	$-	$51,019	$-	$51,019	$(6,138)

Heritage Oaks Bancorp | - 27 -

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$26,722	$26,722	$22,951	$22,951
Interest bearing deposits	-	-	119	119
Securities available for sale	248,854	248,854	223,857	223,857
Federal Home Loan Bank stock	4,684	4,684	5,180	5,180
Loans receivable, net of deferred fees and costs	646,984	646,180	675,690	678,916
Loans held for sale	13,130	13,130	11,008	11,008
Bank owned life insurance	14,029	14,029	13,843	13,843
Accrued interest receivable	3,718	3,718	3,986	3,986

Liabilities
Non-interest bearing deposits	228,236	228,236	182,658	182,658
Interest bearing deposits	573,497	574,688	615,548	617,296
Federal Home Loan Bank advances	36,500	37,110	45,000	45,025
Junior subordinated debentures	8,248	6,051	8,248	7,713
Accrued interest payable	417	417	423	423

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$174,933	$1,749	$157,411	$1,574

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At September 30, 2011, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

Heritage Oaks Bancorp | - 28 -

The Company must adhere to restrictions placed on the amount and type of compensation paid to its executives while participating in the CPP, pursuant to section 111 of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”).

Beginning in the second quarter of 2010, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, as of September 30, 2011, the Company has accrued for but has not paid approximately $1.6 million in dividends on its Series A Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.

As of September 30, 2011, the Company has not paid dividends on Series A Preferred Stock for six consecutive quarters.  During the second quarter of 2011, the U.S. Treasury notified the Company of its intent to exercise their option to assign an observer to the Company’s Board.  This observation role has no Board or Committee voting rights and is limited strictly to observation privileges.  Through the filing date of this Form 10-Q the Treasury has not appointed a board member to serve on the Company’s Board.  For more information concerning the Written Agreement, please refer to Note 11, Regulatory Order and Written Agreement of these condensed consolidated financial statements.

Private Placement and Preferred Stock Conversion

On March 12, 2010, the Company announced that it completed a private placement of 52,088 shares of its Series B Mandatorily Convertible Adjustable Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”), raising gross proceeds of approximately $56.0 million. In addition, approximately $4.0 million was placed in escrow for a second closing of 4,072 shares of Series B Preferred Stock, which then closed during the second quarter of 2010.  Total gross proceeds raised in the private placement were approximately $60.0 million and total costs associated with the capital raising efforts were approximately $4.0 million, which represent a reduction of the addition to equity from the private placement.

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

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of September 30, 2011.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Heritage Oaks Bancorp | - 29 -

Note 11.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the “Order”) to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management are aggressively responding to the Order to ensure full compliance and have taken actions necessary to comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed above which, following a contribution of a portion of the proceeds to the Bank, brought the Bank into compliance with the capital requirements of the Order.  Additionally, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010.  Although the Company and Bank believe that the requirements of both the Order and the Written Agreement have been addressed, neither the 2010 full scope examination performed in late 2010 nor the recently completed limited scope examination altered any of the provisions of the Order or the Written Agreement.

Please also refer to the Company’s current reports filed on Form 8-K with the SEC on March 10, 2010 and March 8, 2010 and the Company’s Note 22 to the consolidated financial statements filed as part of its Annual Report on Form 10-K with the SEC on March 10, 2011, for a more complete description of the provisions of the Order and Written Agreement, respectively.

Note 12.  Junior Subordinated Debentures

On June 8, 2010, the Company repurchased $5.0 million in face amount trust preferred securities issued by Heritage Oaks Capital Trust III, and the related $5.2 million junior subordinated debentures issued by the Company. The repurchase resulted in a pre-tax gain of approximately $1.7 million, recognized in the second quarter of 2010. The repurchase was made pursuant to the non-objection of the Federal Reserve Bank of San Francisco and approval of the United States Treasury Department.

In the second quarter of 2010, the Company began to defer interest payments on $8.2 million of junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, the Company has accrued for but has not paid approximately $0.3 million in interest payments on these debentures, as of September 30, 2011, associated with payments due on these debentures since June 2010. For more information concerning the Written Agreement, please refer to Note 11, Regulatory Order and Written Agreement of these condensed consolidated financial statements.  For such time as the Company continues the deferral of interest, it will be prevented from, among other things, paying dividends on its preferred and common stock.

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

The Bank continues to operate under the Consent Order issued on March 4, 2010 by the FDIC and DFI and the Company remains subject to the Written Agreement entered into on March 4, 2010 with the FRB.  Management believes it has taken the required steps to address the terms of the Order and Written Agreement, as discussed in Note 11 of the condensed consolidated financial statements filed on this form 10-Q.  Compliance with the Order and Written Agreement will continue to be determined by the issuing regulatory agencies through quarterly monitoring and future examinations.

Heritage Oaks Bancorp | - 31 -

Executive Summary of Operating Results

Net income for the three and nine months ended September 30, 2011, when compared to the same periods ended a year earlier, improved by $13.0 million and $21.7 million, respectively.  These improvements were largely driven by lower loan loss provision expense in both the three and nine month periods of 2011, and by the lack of any deferred tax valuation allowance provisions in 2011. Loan loss provision expense was $1.1 million and $5.4 million for the three and nine months ended September 30, 2011, respectively, which represented a decline of $3.3 million and $20.3 million from that reported in the corresponding periods in 2010.  The lower provisioning requirements in 2011 were driven by overall improvements in the credit quality of the loan portfolio and lower net charge-offs during the three and nine months ended September 30, 2011, which totaled $2.4 million and $9.9 million, respectively.  This represented a reduction of $2.6 million and $8.6 million from the levels recognized in the corresponding periods in 2010.  Furthermore, $1.1 million and $5.5 million of the charge-offs for the three and nine months ended September 30, 2011, respectively, were recorded to adjust the values of classified loans transferred to held for sale status to their estimated sales prices.  These loans were sold shortly after their transfer to held for sale status, at such market prices, as part of Management’s attempt to reduce nonperforming and classified assets.  Adjusting for charge-offs related to loan sales, the Company would have reported $1.3 million and $4.3 million in net charge-offs for the three and nine months ended September 30, 2011, respectively, representing a reduction of $3.7 million and $14.1 million when compared to the same periods a year earlier.  At September 30, 2011, we reported a 3.15% allowance for loan losses to total gross loans, which represented a decrease of 5 basis points when compared to 3.20% reported a year earlier.  See “Provision for Loan Losses” under Results of Operation, below, for additional information related to the provision for loan losses.

Operating results for the three and nine months ended September 30, 2011 as compared to the corresponding periods in  2010 were also favorably impacted by decreases in non-interest expense levels, which were $1.2 million and $0.3 million lower than in the three and nine months ended September 30, 2010, respectively.  The favorable impacts from reductions in non-interest expense were offset by declines in non-interest income of $0.3 million and $2.0 million, respectively.  The quarterly decline in non-interest income was primarily due to lower levels of gains recognized on the sale of investment securities. The year-to-date decline was largely due to a one-time gain on the extinguishment of debt, totaling $1.7 million, which was recognized in the second quarter of 2010 related to retirement of junior subordinated debentures. Please see  “Non-Interest Income”, and “Non-Interest Expense” under Results of Operations, below, for additional information related to these components of operating income.

The Company believes that the operating results for the three and nine months ended September 30, 2011, reflect the beginning of some positive trends in financial performance for the Company.  These trends are not only a result of what appears to be the first signs of some degree of stabilization in the local economy in which the Company operates, but also from improvements realized in asset quality through a combination of sales of classified assets and improvement in credit quality during the first nine months of the year.

The improvements in asset quality since December 31, 2010 are evidenced by:

•                  the $24.6 million decline in classified assets,

•                  the improvement in the coverage of the allowance for loan loss as a percentage of non-accrual loans to 156% from 76% at December 31, 2010,

•                  the decline in special mention risk graded loan balances from $55.0 million at December 31, 2010 to $24.7 million at September 30, 2011,

•                the decline in OREO balances outstanding from $6.7 million at December 31, 2010 to $2.2 million at September 30, 2011.

While the Company is cautiously optimistic about the current positive trends in credit quality that we have experienced thus far in 2011, it is unclear as to how the uncertainties in the global economy could impact the local economy, if at all.

Local Economy

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 270,000, 100,000, and 88,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  The Central Coast’s leading agricultural industry is the production of wine grapes and the related production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  In addition, cattle ranching represents a major part of the agriculture industry in the Company’s market.

Heritage Oaks Bancorp | - 32 -

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

The general business climate in 2008 through 2010 proved to be challenging not only on the national level, but within the state of California and more specifically the Company’s primary market area.  As the real estate market and general economic conditions waned throughout those years, the ability of borrowers to satisfy their obligations to the financial sector languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market negatively impacted the credit quality of the loan portfolio up through the beginning of 2011.  Recent indications show the unemployment rate within California to be approximately 11.9%, which is down modestly from its recent highs.  Within the Company’s primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas continue to be below the state average, but are still in excess of the longer term average that we have experienced.

Real estate prices fell significantly in California and within the Company’s market area during the 2008 through 2010 period from the highs seen during 2006 and 2007.  Recent information provided by DataQuick Information Systems indicates that housing prices in San Luis Obispo and Santa Barbara counties have declined in excess of 38% from the highs seen in 2006 and 2007.  Although prices in the Company’s market area remain well below the highs witnessed in 2006 and 2007, a lack of oversupply in the Company’s market relative to other areas of California, desirable climate, and close proximity to popular tourist destinations, for both San Luis Obispo and Santa Barbara Counties have resulted in lower percentage declines in prices for the local real estate market, relative to other areas of California.

Looking forward into the remainder of 2011, although Management remains cautiously optimistic that there are signs that the local market in which the Company operates may be beginning to stabilize as compared to the significant downward trends experienced during 2008, 2009 and 2010, there can be no guarantee that the impacts of growing concerns about the global economy may not have trickle down effects on the local economy in which the Company operates. Should global economic conditions worsen and eventually effect our local economy, it could negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result the Company may be required to make further significant provisions to the allowance for loan losses during 2011.  That said, Management has and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

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

Heritage Oaks Bancorp | - 33 -

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in Management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date.  The amount of the allowance is based on Management’s evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by provisions for loan losses, which are charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans, including TDRs, are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, Management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

As mentioned, loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In certain instances the Company may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement and constitute a TDR.  Loans such as these are considered impaired and require the Company to measure the amount of impairment, if any, at the time the loan is restructured.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less the cost to sell such collateral.  In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

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

Heritage Oaks Bancorp | - 34 -

Appraisals for Collateral Dependent Loans

Once a loan has been funded, the Company has a policy to perform an annual review of the borrower’s financial condition and of any real estate securing the loan.  This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements.  This information is used internally by the Company to validate all covenants and the risk grade assigned to the loan.  If during the review process the Company learns of additional information that would suggest that the value of the collateral may have declined from the original underwriting of the loan, or the most recent appraisal, an additional independent appraisal of the collateral is requested.  If based on the updated appraisal information it is determined the value of the collateral is impaired and the Company no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan’s original agreement, the Company typically moves to establish a valuation allowance for such loans or charge-off such differences.

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

Deferred Tax Assets

Deferred income taxes reflect the tax effect of temporary differences between the financial statement carrying amounts and the corresponding tax basis of assets and liabilities.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance may be established and the Company’s net income will be reduced.  The Company initially performed an in-depth analysis of its deferred tax assets in the third quarter of 2010 to determine if the current carrying value would be realized in future periods, which resulted in a $10.5 million partial valuation allowance being established as of September 30, 2010.  In the fourth quarter of 2010, the Company updated its analysis and  determined that the valuation allowance should be reduced to approximately $7.1 million  as of December 31, 2010.  On a go-forward basis the Company will analyze its deferred tax assets and related valuation allowance on a quarterly basis, first by determining if actual results are tracking to projections utilized in the December 31, 2010 analysis and will perform more in-depth analysis if: a) actual results are not tracking to projected amounts, thereby suggesting that additional valuation allowance increases may be in order, or b) at such a time that reversal of the valuation allowance may be in order.  The analysis for the three and nine months ended September 30, 2011, did not result in any adjustment to the valuation allowance established in 2010.  Please see Note 6. Deferred Tax Assets of the consolidated financial statements, filed on this Form 10-Q for additional information related to its deferred tax assets and the related valuation allowance.

Heritage Oaks Bancorp | - 35 -

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

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	09/30/11	06/30/11	03/31/11	12/31/10	09/30/10	06/30/10	03/31/10	12/31/09

Return on average assets	0.85%	0.40%	0.22%	0.21%	-4.29%	-2.32%	-0.56%	-1.43%

Return on average equity	6.67%	3.10%	1.73%	1.67%	-32.20%	-17.35%	-5.70%	-15.27%

Return on average common equity	6.83%	2.37%	0.65%	0.10%	-40.70%	-55.46%	-10.93%	-22.05%

Average equity to average assets	12.80%	12.86%	12.51%	12.29%	13.32%	13.36%	9.88%	9.35%

Average common equity to average assets	10.30%	10.29%	10.00%	9.94%	10.88%	6.91%	6.57%	7.14%

Net interest margin	4.67%	4.80%	4.73%	4.58%	4.56%	4.69%	4.43%	4.81%

Efficiency ratio*	66.52%	68.78%	70.56%	73.84%	70.42%	59.38%	73.64%	68.31%

Average loans to average deposits	81.64%	85.76%	86.41%	85.42%	87.99%	91.82%	93.67%	93.45%

Net income / (loss)	$2,119	$954	$522	$517	$(10,903)	$(5,835)	$(1,339)	$(3,416)

Net income / (loss) available to common shareholders	$1,746	$584	$157	$26	$(11,260)	$(9,644)	$(1,690)	$(3,767)

Earnings / (loss) per common share:
Basic	$0.07	$0.02	$0.01	$—	$(0.45)	$(0.86)	$(0.22)	$(0.48)
Diluted	$0.07	$0.02	$0.01	$—	$(0.45)	$(0.86)	$(0.22)	$(0.48)
Weighted average outstanding shares:
Basic	25,054,027	25,050,584	25,035,012	25,004,697	25,004,479	11,250,989	7,717,194	7,704,060
Diluted	26,254,045	26,252,066	26,251,608	26,247,491	25,004,479	11,250,989	7,717,194	7,704,060

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on securities sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs, gain on extinguishment of debt and gains and losses on sale of fixed assets.

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

Heritage Oaks Bancorp | - 36 -

Forgone interest on non-accrual loans continues to be a strain on interest income though this trend is stabilizing due to the combined impacts of a deceleration of inflow of new non-accrual loans, reduction of non-accrual loans through loan sales, foreclosure and disposition of collateral and credit work-out processes.  Total forgone interest related to impaired loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.3 million and $0.8 million during the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Our earnings are highly influenced by changes in short term interest rates.  The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities and it is slightly net liability sensitive. A large percentage of its interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and other capital markets’ interest rates.  However, over the last three years interest rates have fallen to unprecedented levels and as a result a significant portion of loans in our loan portfolio are currently at their floors.

Given that current interest rates are considerably lower than most floors in the loan portfolio, we would need to see a notable rise in interest rates before the overall yield on the portfolio would begin to rise.  Additionally, as a result of promotions over the last two years designed to attract lower cost core deposits, we were able to significantly increase the level of floating rate liabilities in the form of money market and short term certificate accounts, bringing the balance sheet to its current slightly liability sensitive position, regarding interest rate sensitivity.  This tactic was instrumental in mitigating substantial year over year declines in the net interest margin as a result of dramatic declines in the overnight Federal Funds and other capital market rates during 2008, which are still in place as of September 30, 2011.  Given our current slightly liability sensitive position, an upward movement in interest rates will result in a reduction in net interest income until such time as interest rates related to our variable-rate priced loans move back above their floor rates.  At such time as the loan rates, for a substantial portion of the loan portfolio, move above their floors our balance sheet should return to its more traditional net asset sensitive profile, all other things being equal.  During 2011, we restructured our balance sheet by locking in more term FHLB borrowings, which independent of other shifts, should partially mitigate the current net liability sensitive profile.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk included in this report on Form 10-Q for further discussion of the Company’s sensitivity to interest rate movements based on our current net liability sensitive profile.

For the three months ended September 30, 2011 and September 30, 2010, the net interest margin was 4.67% and 4.56%, respectively.  This represents an increase of 11 basis points when compared to that reported for the same period ended a year earlier.  For the nine months ended September 30, 2011 and September 30, 2010, the net interest margin was 4.73% and 4.56%, respectively.  This represents an increase of 17 basis points when compared to that reported for the same period ended a year earlier.

Decreases in funding costs were the primary driver for the year over year increase in the net interest margin for both the three and nine months ended September 30, 2011.  However, this was partially offset by a moderate decline in asset yields during the first nine months of 2011 primarily related to a modest shift in earning asset mix from loans to investment securities and continued downward pressure on interest rates on new loans funded and investments purchased.

Heritage Oaks Bancorp  | - 37 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended September 30, 2011 and 2010.  The average balance of non-accruing loans has been included in loan totals:

	For the three months ending			For the three months ending
	September 30, 2011			September 30, 2010
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (3)	Expense	Balance	Rate (3)	Expense
Interest Earning Assets:
Investments with other banks	$33	2.64%	$-	$119	1.41%	$-
Interest bearing due from banks	16,368	0.17%	7	32,708	0.24%	20
Federal funds sold	-	0.00%	-	5,500	0.11%	1
Investment securities taxable	208,415	2.87%	1,509	178,833	3.29%	1,483
Investment securities non taxable	38,355	3.95%	382	28,080	4.15%	294
Loans (1)	659,443	6.12%	10,174	697,053	6.21%	10,908
Total interest earning assets	922,614	5.19%	12,072	942,293	5.35%	12,706

Allowance for loan losses	(21,530)			(21,814)
Other assets	83,012			88,315
Total assets	$984,096			$1,008,794

Interest Bearing Liabilities:
Interest bearing demand	$64,063	0.12%	$20	$66,885	0.27%	$45
Savings	36,337	0.12%	11	27,701	0.16%	11
Money market	270,596	0.48%	330	287,389	0.90%	649
Time deposits	210,154	1.35%	713	229,961	1.72%	996
Total interest bearing deposits	581,150	0.73%	1,074	611,936	1.10%	1,701
Federal Home Loan Bank borrowing	31,810	1.27%	102	63,370	0.73%	116
Junior subordinated debentures	8,248	1.97%	41	8,248	2.26%	47
Total borrowed funds	40,058	1.42%	143	71,618	0.90%	163
Total interest bearing liabilities	621,208	0.78%	1,217	683,554	1.08%	1,864
Non interest bearing demand	226,595			180,284
Total funding	847,803	0.57%	1,217	863,838	0.86%	1,864
Other liabilities	10,291			10,602
Total liabilities	$858,094			$874,440

Stockholders’ Equity:
Total stockholders’ equity	126,002			134,354
Total liabilities and stock holder’s equity	$984,096			$1,008,794

Net interest income			$10,855			$10,842

Net interest margin (2)		4.67%			4.56%

(1) Nonaccrual loans have been included in total loans.
(2) Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(3) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp  | - 38 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 2011 and 2010.  The average balance of non-accruing loans has been included in loan totals:

	For the nine months ended			For the nine months ended
	September 30, 2011			September 30, 2010
		Yield/	Income/		Yield/	Income/
(dollars in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$77	1.74%	$1	$119	1.12%	$1
Interest bearing due from banks	16,337	0.20%	24	41,216	0.23%	72
Federal funds sold	936	0.00%	-	4,070	0.10%	3
Investment securities taxable	185,547	2.83%	3,922	149,588	3.57%	3,989
Investment securities non taxable	39,535	3.84%	1,136	22,956	4.60%	789
Loans (1) (2)	670,710	6.21%	31,132	717,571	6.24%	33,478
Total interest earning assets	913,142	5.30%	36,215	935,520	5.48%	38,332

Allowance for loan losses	(23,702)			(20,362)
Other assets	84,994			79,515
Total assets	$974,434			$994,673

Interest Bearing Liabilities:
Interest bearing demand	$64,362	0.16%	$79	$72,987	0.58%	$315
Savings	32,020	0.15%	37	27,659	0.27%	55
Money market	274,112	0.51%	1,055	277,954	1.07%	2,219
Time deposits	219,764	1.43%	2,350	232,465	1.89%	3,281
Total interest bearing deposits	590,258	0.80%	3,521	611,065	1.28%	5,870
Other secured borrowing	-	0.00%	-	595	4.94%	22
Federal Home Loan Bank borrowing	38,783	0.93%	271	64,451	0.64%	308
Junior subordinated debentures	8,248	2.03%	125	11,231	2.42%	203
Total borrowed funds	47,031	1.13%	396	76,277	0.93%	533
Total interest bearing liabilities	637,289	0.82%	3,917	687,342	1.25%	6,403
Non interest bearing demand	202,936			176,401
Total funding	840,225	0.62%	3,917	863,743	0.99%	6,403
Other liabilities	10,225			9,265
Total liabilities	$850,450			$873,008

Stockholders’ Equity:
Total stockholders’ equity	123,984			121,665
Total liabilities and stockholders’ equity	$974,434			$994,673

Net interest income			$32,298			$31,929

Net interest margin (3)		4.73%			4.56%

(1)	Nonaccrual loans have been included in total loans.
(2)	Loan fees of $306 and $496 for the nine months ending September 30, 2011 and 2010, respectively have been included in interest income computation.
(3)	Net interest margin has been calculated by dividing the net interest income by total average earning assets.
(4)	Yield / Rate is annualized using actual number of days in period.

For the three and nine months ended September 30, 2011, average interest earning assets were $19.7 million and $22.4 million, respectively, lower than that reported over the same periods a year earlier.  The primary driver behind the decrease in average interest earning assets for the three and nine months ended September 30, 2011 was the $37.6 million and $46.9 million, respectively, decrease in average loan balances and a $16.3 million and $24.9 million, respectively, decrease in interest bearing due from bank balances as compared to the same periods a year earlier.  These declines were only partially offset by growth in the Company’s securities portfolio for the three and nine months ended September 30, 2011, which increased by $39.9 million and $52.5 million, respectively, as compared to corresponding periods in 2010.

The yield on earning assets for the three and nine months ended September 30, 2011 was 5.19% and 5.30%, respectively compared to 5.35% and 5.48% for corresponding periods last year.  The primary driver in the decline in yield on earning assets was the shift in asset mix away from traditionally higher yielding loans to securities.  Compounding the decline in yield was a 74 basis point drop in taxable securities yields from 3.57% in the first nine months of 2010 to 2.83% for the first nine months of 2011, due to the continued downward pressure on capital markets’ interest rates for invested funds.

Heritage Oaks Bancorp | - 39 -

The yield on the loan portfolio for the three months ended September 30, 2011 decreased 9 basis points to 6.12% from the corresponding period in 2010.  For the nine months ended September 30, 2011, the yield on the loan portfolio was 6.21% which was a decline of 3 basis points from that reported for the same period ended a year earlier.  The declines for both the three and nine month periods were largely attributable to changes in the mix of loans to lower yielding loan types and to declines in market interest rates on new loans issued and loans renewed in the last year, partially offset by a decline in the level of foregone interest from $0.8 million to $0.3 million for the three month period and from $2.6 million to $1.5 million for the nine month period.  The improvement in the impacts of foregone interest during the nine months ended September 30, 2011 was partially offset by changes in the mix of loans to lower yielding loan types and to declines in market interest rates on new loans issued and loans renewed in the last year. Total forgone interest reduced the yield on the loan portfolio by 22 basis points for the third quarter of 2011 and 42 basis points for the corresponding period in 2010. Total forgone interest reduced the yield on the loan portfolio by 30 basis points for the first nine months of 2011 and 54 basis points for the corresponding period in 2010.

Over the past two years, new loan originations have slowed due in part to a decline in loan demand and in part due to the impact of tighter underwriting standards resulting in fewer loans that meet our underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, we have been investing excess liquidity primarily in shorter-termed, agency mortgage backed securities, municipal securities and more recently in short to intermediate duration corporate bonds.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as they currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Company to maximize yields on excess liquidity, while ensuring adequate cash flow to support potential loan growth in future periods.

The average balance of interest bearing liabilities was $62.3 million and $50.1 million lower for the three and nine months ended September 30, 2011, respectively, than that reported for the same periods a year earlier.  Year over year decreases in the average balance of interest bearing liabilities can be attributed in large part to time deposits and Federal Home Loan Bank borrowings.  We attribute the decrease in time deposits in part to migration to other interest bearing account categories, such as savings as our customers evaluate their options to maximize their returns on their invested cash in the current depressed interest rate market.  Second, the decrease in Federal Home Loan Bank borrowings can be attributed to planned reductions in borrowings driven both by the need for less borrowed funds due to the large flow of funds into our deposit portfolio over 2009 and the earlier part of 2010, as well as the funds derived from our March 2010 capital raise.

The yield on interest bearing deposits declined by 37 basis points, to 0.73% for the three months ended September 30, 2011 and 48 basis points, to 0.80% for the nine months ended September 30, 2011 as compared to the same periods a year earlier.  These significant declines are in part due to the historically low interest rate environment, which existed throughout 2010 and the first nine months of 2011, but are also due to our efforts to systematically lower our cost of deposits throughout 2010 and particularly during the fourth quarter of 2010 and first nine months of 2011.  Such efforts have contributed to a moderate decline in interest bearing deposit accounts, and time deposits.  However, the overall composition and cost of our deposit portfolio has greatly improved as a result of this strategy.

In addition, while on a comparative basis we have experienced a decline in interest bearing deposits for the first nine months of 2011 as compared to the same period a year earlier, our average non-interest bearing demand deposit balances have increased on a comparative basis by $46.3 million to $226.6 million for the quarter ended September 30, 2011 from $180.3 million for the same period ended a year earlier.  The average non-interest bearing demand deposits for the nine months ended September 30, 2011, increased $26.5 million to $202.9 million, when compared to the same period in 2010.  This increase in non-interest bearing demand balances has served to significantly reduce our overall cost of funds, thereby decreasing such by 21 basis points and 20 basis, for the three and nine months ended September 30, 2011, respectively, as compared to the cost of our interest bearing liabilities alone. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments.  As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels and therefore how long we will benefit from this low cost source of funds. Our total cost of funds for the three months ended September 30, 2011 was 0.57%, a decrease of 29 basis points as compared to the same period ended a year earlier when our total cost of funds was 0.86%.  For the nine months ended September 30, 2011, our total cost of funds was 0.62%, a decrease of 37 basis points as compared to the same period ended a year earlier when our total cost of funds was 0.99%.

For the three and nine months ended September 30, 2011 the average rate paid on interest bearing liabilities was 0.78% and 0.82%, respectively, as compared to 1.08% and 1.25%, respectively, for the corresponding periods in 2010.  The year over year declines can be attributed in large part to the deposit portfolio rate reductions previously discussed, but also to decreases in higher cost funds such as junior subordinated debentures. These declines were partially offset by an increase in funding costs for the Federal Home Loan Bank borrowings due to a strategy to lock in historical low rates on longer term borrowings as compared to the Company’s traditional reliance on a heavier mix of lower cost short-term borrowings.

Heritage Oaks Bancorp  | - 40 -

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2011 over the same periods ended in 2010, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended			For the nine months ended
	September 30, 2011 over 2010			September 30, 2011 over 2010
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Investments with other banks	$-	$-	$-	$-	$-	$-
Interest bearing due from banks	(8)	(5)	(13)	(38)	(10)	(48)
Federal funds sold	(1)	-	(1)	(1)	(2)	(3)
Investment securities taxable	227	(201)	26	852	(919)	(67)
Investment securities non-taxable (1)	156	(22)	134	747	(221)	526
Taxable equivalent adjustment (1)	(53)	7	(46)	(254)	75	(179)
Loans	(580)	(154)	(734)	(2,176)	(170)	(2,346)

Net decrease	(259)	(375)	(634)	(870)	(1,247)	(2,117)

Interest expense:
Savings, NOW, money market	(19)	(325)	(344)	(54)	(1,364)	(1,418)
Time deposits	(81)	(202)	(283)	(171)	(760)	(931)
Other secured borrowings	2	(2)	-	(11)	(11)	(22)
Federal Home Loan Bank borrowing	(75)	61	(14)	(149)	112	(37)
Junior subordinated debentures	-	(6)	(6)	(48)	(30)	(78)

Net decrease	(173)	(474)	(647)	(433)	(2,053)	(2,486)

Total net increase / (decrease)	$(86)	$99	$13	$(437)	$806	$369

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Provision for Loan Losses

As more fully discussed in Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q, the allowance for loan losses has been established by Management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety.  The allowance is maintained at a level considered by Management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

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

The Company’s provision for loan losses was $1.1 million and $5.4 million for the three and nine months ended September 30, 2011, respectively.  This represents a decrease of $3.3 million and $20.3 million as compared to that reported in the same periods last year.  The Company believes that the decrease in the provisions for loan losses can be attributed to: 1) a deceleration in the amount of required provisions due to efforts taken to date to identify and address potential credit issues, 2) a decrease in the amount of classified and non-performing loans through structured problem loan sales executed in the first nine months of 2011, 3) enhanced procedures around the issuance of new credit over the last couple of years and 4) early signs that the local economy may be stabilizing after a prolonged period of recession and stagnant recovery, based on recent reports on improved unemployment levels and modest upward trends in commercial real estate leasing activity.  As of September 30, 2011, the Company’s allowance for loan losses represented 3.15% of total gross loans and 156% of loans identified as non-performing.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heritage Oaks Bancorp  | - 41 -

Non-Interest Income

The table below set forth changes in non-interest income for the three and nine month periods ended September 30, 2011 compared to the same periods ended in 2010:

	For the three months ended		For the nine months eded		Variances		Variances
	September 30,		September 30,		For the three months		For the nine months
(dollar amounts in thousands)	2011	2010	2011	2010	dollar	percentage	dollar	percentage
Fees and service charges	$659	$581	$1,820	$1,820	$78	13.4%	$-	0.0%
Mortgage gain on sale and origination fees	734	1,027	1,750	2,278	(293)	-28.5%	(528)	-23.2%
Debit/credit card fee income	430	386	1,211	1,052	44	11.4%	159	15.1%
Earnings on bank owned life insurance	147	143	444	437	4	2.8%	7	1.6%
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	-	(650)	-	(650)	650	-97.8%	650	-91.7%
Non credit related losses recognized in other comprehensive income	-	544	-	544	(544)	-97.4%	(544)	-90.1%
Net impairment losses on investment securities	-	(106)	-	(106)	106	-100.0%	106	-100.0%
Gain / (loss) on sale of investment securities	595	807	1,187	710	(212)	-26.3%	477	67.2%
(Loss) / gain on sale of other real estate owned	(266)	(28)	(587)	34	(238)	850.0%	(621)	-1826.5%
Gain on extinguishment of debt	-	-	-	1,700	-	0.0%	(1,700)	-100.0%
Other Income	258	93	691	627	165	177.4%	64	10.2%

Total	$2,557	$2,903	$6,516	$8,552	$(346)	-11.9%	$(2,036)	-23.8%

Non-interest income totaled $2.6 million and $6.5 million for the three and nine months ended September 30, 2011, respectively, and represented a decline of $0.3 million and $2.0 million, respectively, when compared to the prior year.  The decline in non-interest income for the three months ended September 30, 2011 was largely due to a decline in the level of gains and fees on mortgage loan sales, as well as gains realized on the sale of investment securities and increased losses on the increased OREO sales activity in 2011, as compared to the corresponding period in 2010.  The primary driver which contributed to the year-to-date decrease of non-interest income was the one-time $1.7 million gain in 2010 related to the retirement of junior subordinated debentures. The year-to-date period was also impacted to a lesser degree by losses on the sale of foreclosed assets, which increased by $0.6 million for nine month period.

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and nine month periods ended September 30, 2011 compared to the same periods ended in 2010:

	For the three months ended		For the nine months eded		Variances		Variances
	September 30,		September 30,		For the three months		For the nine months
(dollar amounts in thousands)	2011	2010	2011	2010	dollar	percentage	dollar	percentage
Salaries and employee benefits	$4,434	$5,195	$13,371	14,374	$(761)	-14.6%	$(1,003)	-7.0%
Equipment	399	433	1,327	1,131	(34)	-7.9%	196	17.3%
Occupancy	888	966	2,768	2,840	(78)	-8.1%	(72)	-2.5%
Promotional	156	173	491	525	(17)	-9.8%	(34)	-6.5%
Data processing	801	497	2,253	1,832	304	61.2%	421	23.0%
OREO related costs	162	168	556	430	(6)	-3.6%	126	29.3%
Write-downs of foreclosed assets	89	651	968	867	(562)	-86.3%	101	11.6%
Regulatory assessment costs	503	669	1,834	1,971	(166)	-24.8%	(137)	-7.0%
Audit and tax advisory costs	188	143	514	428	45	31.5%	86	20.1%
Directors fees	102	132	338	388	(30)	-22.7%	(50)	-12.9%
Outside services	296	412	1,035	1,247	(116)	-28.2%	(212)	-17.0%
Telephone / communications costs	89	99	268	260	(10)	-10.1%	8	3.1%
Amortization of intangible assets	96	128	356	385	(32)	-25.0%	(29)	-7.5%
Stationery and supplies	87	114	294	343	(27)	-23.7%	(49)	-14.3%
Other general operating costs	760	490	1,724	1,393	270	55.1%	331	23.8%

Total	$9,050	$10,270	$28,097	$28,414	$(1,220)	-11.9%	$(317)	-1.1%

Below is a discussion of the more significant changes in the components of non-interest expense.

Salaries and Employee Benefits

The declines in salaries and employee benefits for the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010, is largely due to reductions in commission expense related to mortgage underwriting as part of new compensation plans put in place in 2011 of $0.2 million for both the three and nine months periods, a reduction of $0.4 million due to the establishment of an accrual for compensated absences during the third quarter of 2010 and reductions in other benefit costs of $0.1 million and $0.2 million for the three and nine month periods.

Heritage Oaks Bancorp  | - 42 -

Equipment Expense

The $0.2 million increase within equipment expense for the nine months ended September 30, 2011, as compared to the corresponding period in 2010, is primarily due to upgrades in certain software licenses and systems, as well as maintenance costs on the Company’s ATM network.

Occupancy Expense

The $0.1 million decrease in occupancy expense for the three and nine months ended September 30, 2011 is largely due to declines in property tax expense due to the receipt of partial refunds of previously paid taxes as a result of petitioning the local tax authorities to reassess the Company’s leased and owned properties to reflect the decline in market value of real estate on the Central Coast.

Data Processing Expense

The $0.3 million and $0.4 million increase in data processing expenses for the three and nine months ended September 30, 2011, respectively, is largely due to costs attributable to expanded service offerings for our E-banking systems, including new online banking, telephone banking and mobile banking systems, back office automation software, and increased data analytics software all implemented via the Company’s core processing and electronic banking systems over the last year.

OREO Related Costs

The $0.1 million increase in OREO related costs for the nine months ended September 30, 2011, as compared to the corresponding period in 2010, is largely due to an increase in the level of property taxes paid on the OREO holdings in the second quarter of 2011, due both to the nature of the properties held and as a result of settling certain delinquent taxes owed by the prior owners of the properties upon the transfer of ownership to the Bank.

Write-downs of Foreclosed Assets

For the three months ended September 30, 2011, write-downs of foreclosed assets decreased approximately $0.6 million from that reported in the same period last year.  The decrease in the quarterly level of write-downs was primarily due to a significant level of revaluations done in the third quarter of 2010 and the first half of 2011, which indicated further impairment in asset values.  On a year-to-date basis, of write-downs made on foreclosed assets increased $0.1 million as a result of write-downs in the first half of 2011 due to the receipt of new market data on certain OREO assets held for sale, including sales contracts, which suggested that further declines in value had occurred since the assets had been transferred into the OREO pool.

Regulatory Assessment Expense

The decline in regulatory assessments of $0.2 million and $0.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010 is largely due to changes to the assessment calculation, which went into effect in 2011.

Other General Operating Costs

The increase in other general operating costs is primarily due to provisions taken for loss contingencies related to mortgages previously sold, for which the buyer has claimed there was a deficiency in the underwriting process that resulted in a loss to the buyer.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2011, the Company recorded income tax expense of approximately $1.2 million and $1.8 million, respectively.  This compares to $10.0 million and $4.4 million of income tax expense recorded for the same periods ended in 2010.  The year over year variances for both the three and nine months ended September 30, 2011 can be attributed to the Company’s establishment of a $10.5 million partial valuation allowance against the Company’s deferred tax assets in 2010.  The Company’s effective tax rate was 35.3% and 32.8% for the three and nine months ended September 30, 2011.  The effective tax rate for the first nine months of 2011 is the result of permanent items, such as tax free interest on municipal securities, representing a relatively larger portion of the Company’s pretax income, as the Company returns to profitability.  The effective tax rates for the same periods ended a year earlier, which were directly impacted by the $10.5 million valuation allowance established in the third quarter of 2010, were provisions of 1,078.7% and 32.6%, respectively.

Heritage Oaks Bancorp  | - 43 -

Financial Condition

At September 30, 2011, total assets were approximately $983.1 million.  This represents an increase of approximately $0.5 million or less than 0.1% over that reported at December 31, 2010.  The increase in total assets is primarily attributable to the $28.8 million increase in cash and investment securities due to proceeds from the repayment and sale of net loans, which declined $24.2 million.  In addition to the decline in loans, the increase in cash and investments was offset by a $4.5 million decline in other real estate owned due to sales of several properties during 2011.

At September 30, 2011, total deposits were approximately $801.7 million or approximately $3.5 million higher than that reported at December 31, 2010.  The increase in deposits was tied to increases in non-interest bearing deposits, which were partially offset by declines in all types of interest bearing deposits.  The increase in the non-interest bearing deposits was attributable to large inflows of cash near the end of the second quarter, which have remained on deposit with the Bank.  The Company believes the decline in interest bearing deposits can be attributed to customers who are looking for higher yields moving out of the traditionally more conservative investment vehicles offered by the Bank, into higher risk/higher yield investments outside the bank, such as the stock market.

Loans

Impact of Market Condition on Lending

Despite the recent signs of some stabilization in the local economic conditions loan demand remains soft, which has been the primary factor in the contraction in the loan portfolio during 2010 and the first nine months of 2011.  The secondary factor that has contributed to 2011 declines in net loans is the problem loan sales which have occurred over the first three quarters of the year.  Although the Company believes that it may be starting to see some signs of stabilization in the local economy in which it operates, the Company realizes that a renewed decline in the national, state and local economies may further impact local borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, Management continues to closely monitor credit within the Company’s commercial and commercial real estate segments of the loan portfolio for additional signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

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

See also Note 3, Loans, of the condensed consolidated financial statements, filed on this Form 10-Q, for a more detailed discussion concerning credit quality, including the Company’s related policy.

Heritage Oaks Bancorp  | - 44 -

Summary of Loan Portfolio

At September 30, 2011, total gross loan balances were $648.2 million.  This represents a decline of approximately $29.1 million or 4.3% from the $677.3 million reported at December 31, 2010.  The current year decline in total gross loans was most significantly impacted by $20.1 million in problem loan sales.  Loan pay-downs, charge-offs and transfers to foreclosed collateral associated with the work through of certain problem credits, were only partially offset by new loans issued during the period.

The following table provides a summary of year to date variances in the loan portfolio as of September 30, 2011:

	September 30,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Real Estate Secured
Multi-family residential	$15,931	$17,637	$(1,706)	-9.67%
Residential 1 to 4 family	21,418	21,804	(386)	-1.77%
Home equity line of credit	30,388	30,801	(413)	-1.34%
Commercial	363,486	348,583	14,903	4.28%
Farmland	10,432	15,136	(4,704)	-31.08%

Total real estate secured	441,655	433,961	7,694	1.77%

Commercial
Commercial and industrial	134,048	145,811	(11,763)	-8.07%
Agriculture	15,864	15,168	696	4.59%
Other	101	153	(52)	-33.99%

Total commercial	150,013	161,132	(11,119)	-6.90%

Construction
Single family residential	11,513	11,525	(12)	-0.10%
Single family residential - Spec.	250	2,391	(2,141)	-89.54%
Tract	-	-	-	0.00%
Multi-family	1,687	2,218	(531)	-23.94%
Hospitality	-	-	-	0.00%
Commercial	7,107	27,785	(20,678)	-74.42%

Total construction	20,557	43,919	(23,362)	-53.19%

Land	29,130	30,685	(1,555)	-5.07%
Installment loans to individuals	6,644	7,392	(748)	-10.12%
All other loans (including overdrafts)	195	214	(19)	-8.88%

Total gross loans	648,194	677,303	(29,109)	-4.30%

Deferred loan fees	1,210	1,613	(403)	-24.98%
Reserve for loan losses	20,409	24,940	(4,531)	-18.17%

Total net loans	$626,575	$650,750	$(24,175)	-3.71%

Loans held for sale	$13,130	$11,008	$2,122	19.28%

Heritage Oaks Bancorp  | - 45 -

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio as of September 30, 2011:

	September 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$41,801	$346	$42,147	9.1%	35.8%	52	$5,000
Professional	57,747	148	57,895	12.5%	49.2%	86	10,000
Hospitality	102,042	725	102,767	22.1%	87.3%	45	10,692
Multi-family	15,931	-	15,931	3.4%	13.5%	20	3,128
Home equity lines of credit	30,388	19,891	50,279	10.8%	42.7%	327	1,340
Residential 1 to 4 family	21,418	359	21,777	4.7%	18.5%	62	2,400
Farmland	10,432	470	10,902	2.3%	9.3%	18	2,693
Healthcare / medical	26,430	-	26,430	5.7%	22.4%	32	7,500
Restaurants / hospitality	8,070	-	8,070	1.7%	6.9%	12	2,541
Commercial	115,248	576	115,824	25.0%	98.2%	125	6,720
Other	12,148	163	12,311	2.7%	10.5%	20	2,100

Total real estate secured	$441,655	$22,678	$464,333	100.0%	394.3%	799	$10,692

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2011.

As of September 30, 2011, real estate secured balances, exclusive of construction and land loans discussed separately below, represented approximately $441.7 million or 68.1% of total gross loans.  When compared to that reported at December 31, 2010, this represents an increase of approximately $7.7 million or 1.8%.  The primary factor behind the year to date increase can be attributed to the increase in the commercial component of the real estate secured segment due to transfers from the construction segment upon project completion and new loans issued, net of pay downs, totaling $36.9 million, which were partially offset by a $15.9 million reduction due to the problem loan sales, $2.6 million of loans transferred to OREO and $3.5 million in loan charge-offs on non-performing loans, during the first nine months of 2011.  The increase in secured commercial loans was partially offset by declines in farmland loans due to the pay-off of a large loan and other net pay-downs totaling $4.5 million, and in residential 1-4 loans due in part to the sale of a $0.2 million loan as part of the problem loan sales in 2011, while the balance of the year to date change was due to pay downs, net of new loans issued during 2011.  In addition, home equity lines of credit declined approximately $0.4 million due to charge-offs and transfers to OREO totaling $0.7 million, partially offset by new net line draws of $0.6 million.

At September 30, 2011, real estate secured balances, including undisbursed commitments, represented 394.3% of the Bank’s total risk-based capital, compared to the 412.4% reported at December 31, 2010. The decrease in this ratio can be attributed to the year-to-date improvement in risk free capital, due to year-to-date earnings in 2011.

At September 30, 2011, approximately $161.8 million or 36.6% of the real estate secured segment of the loan portfolio was considered owner occupied.

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

Heritage Oaks Bancorp  | - 46 -

Commercial

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio as of September 30, 2011:

	September 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$2,676	$2,984	$5,660	2.8%	4.8%	32	$2,000
Oil gas and utilities	1,577	954	2,531	1.2%	2.1%	5	988
Construction	20,357	18,572	38,929	19.0%	33.1%	158	5,438
Manufacturing	13,242	8,448	21,690	10.6%	18.4%	95	1,675
Wholesale and retail	10,114	5,689	15,803	7.7%	13.4%	117	1,174
Transportation and warehousing	2,222	508	2,730	1.3%	2.3%	37	596
Media and information services	3,876	902	4,778	2.3%	4.1%	24	1,662
Financial services	6,282	2,434	8,716	4.3%	7.4%	44	1,000
Real estate / rental and leasing	18,591	10,309	28,900	14.1%	24.5%	105	3,500
Professional services	18,493	8,919	27,412	13.4%	23.3%	163	2,845
Healthcare / medical	11,948	7,258	19,206	9.4%	16.3%	112	11,464
Restaurants / hospitality	20,570	3,103	23,673	11.5%	20.1%	94	6,000
All other	4,100	920	5,020	2.4%	4.3%	75	1,200

Commercial and industrial	$134,048	$71,000	$205,048	100.0%	174.1%	1,061	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2011.

At September 30, 2011, commercial and industrial loans represented approximately $134.0 million or 20.7% of total gross loan balances.  This represents a decline of approximately $11.8 million or 8.1%.  The year to date decline can be attributed to pay-downs and payoffs, net of new advances, across all loan types within the segment, which totaled $7.4 million in the first nine months of 2011, the impacts of the loan sales during the first nine months of the year which resulted in a $0.4 million reduction in commercial and industrial loan balances, as well as charge-offs totaling approximately $4.0 million during the first nine months of 2011.  As a result of these factors, the ratio of total commercial and industrial loan balances, including undisbursed commitments to risk-based capital, declined from 195.1% at December 31, 2010 to 174.1% at September 30, 2011. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries, to which that credit has been extended.

Agriculture

At September 30, 2011, agriculture balances totaled approximately $15.9 million or 2.5% of total gross loan balances, which represents an approximate $0.7 million increase when compared to that reported at December 31, 2010.  At September 30, 2011 and December 31, 2010, agriculture balances represented 13.5% and 13.6%, respectively, of the Bank’s total risk-based capital.

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio as of September 30, 2011:

	September 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$11,513	$8,488	$20,001	50.2%	17.0%	18	$5,250
Single family residential - Spec.	250	-	250	0.6%	0.2%	1	500
Multi-family	1,687	-	1,687	4.2%	1.4%	1	1,698
Commercial	7,107	10,865	17,972	45.0%	15.3%	6	7,600

Total construction	$20,557	$19,353	$39,910	100.0%	33.9%	26	$7,600

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2011.

Heritage Oaks Bancorp  | - 47 -

At September 30, 2011, construction balances represented approximately $20.6 million or 3.2% of total gross loan balances, a decrease of $23.4 million or 53.1% from that reported at December 31, 2010. This decline is related to the transfer of loans into other categories upon the completion of projects, primarily $2.2 million transferred to real estate secured residential and $16.7 million transferred to real estate secured commercial, upon completion of projects, as well as a $1.2 million residential – spec. real estate construction loan, which was sold as part of the problem loan sales during the first nine months of 2011 and net pay-downs in excess of  new funds advanced on construction loans of $3.2 million.  As a result of these factors, the ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 48.1% at December 31, 2010 to 33.9% at September 30, 2011.

Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities.

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio as of September 30, 2011:

	September 30, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$5,393	-	$5,393	18.6%	4.6%	32	$1,000
Single family residential - Spec.	217	-	217	0.7%	0.2%	2	165
Tract	13,296	-	13,296	45.7%	11.2%	9	10,673
Commercial	9,336	-	9,336	32.0%	7.9%	17	1,500
Hospitality	888	-	888	3.0%	0.8%	2	644

Total land	$29,130	$-	$29,130	100.0%	24.7%	62	$10,673

(1)  Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2011.

At September 30, 2011, land balances represented approximately $29.1 million or 4.5% of total gross loan balances, a decline of $1.6 million or 5.1% from the corresponding balance reported at December 31, 2010.  The decline in land loans is due primarily to the sale of a $1.3 million loan as part of the problem loan sales completed during the first nine months of 2011.  As a result of these factors, the ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 28.9% at December 31, 2010 to 24.7% at September 30, 2011.

Installment

At September 30, 2011, the installment loan balances were approximately $6.6 million compared to the $7.4 million reported at December 31, 2010.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.

Loans Held for Sale

Loans held for sale consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as the purchase commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 45 days of funding the mortgage.  At September 30, 2011, mortgage correspondent loans (loans held for sale) totaled approximately $13.1 million, $2.1 million more than that reported at December 31, 2010.

Foreign Loans

At September 30, 2011, the Company had no foreign loans outstanding.

Heritage Oaks Bancorp  | - 48 -

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

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category as of September 30, 2011, September 30, 2010 and December 31, 2010.

	September 30,				December 31,
	2011		2010		2010
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$82	0.5%	$453	2.2%	$118	0.7%
Residential 1 to 4 family	388	1.8%	431	1.8%	447	2.1%
Home equity line of credit	551	1.8%	280	0.9%	219	0.7%
Commercial	9,245	2.5%	11,109	3.2%	10,862	3.1%
Farmland	286	2.7%	173	1.1%	239	1.6%
Commercial
Commercial and industrial	6,613	4.9%	5,975	4.3%	9,024	6.2%
Agriculture	347	2.2%	518	3.5%	482	3.2%
Other	-	0.0%	-	0.0%	1	0.7%
Construction
Single family residential	122	1.1%	237	2.6%	632	5.5%
Single family residential - Spec.	61	24.4%	65	2.3%	75	3.1%
Tract	-	0.0%	-	0.0%	-	0.0%
Multi-family	143	8.5%	86	4.6%	349	15.7%
Hospitality	-	0.0%	-	0.0%	-	0.0%
Commercial	204	2.9%	626	1.9%	297	1.1%
Land	2,143	7.4%	1,467	4.6%	2,000	6.5%
Installment loans to individuals	204	3.1%	86	1.2%	166	2.2%
All other loans (including overdrafts)	20	10.3%	65	14.2%	29	13.6%

Total allowance for loan losses	$20,409	3.1%	$21,571	3.2%	$24,940	3.7%

The allowance for loan losses decreased in the first nine months of 2011 as compared to December 31, 2010 and the corresponding period in 2010 by $4.5 million and $1.2 million, respectively, due in large part to management’s efforts in the first nine months of 2011 to reduce classified loans, including non-performing loans, through loan sales and working out of credit matters with borrowers.  The decline in the allowance also reflects improvements in the level of special mention risk graded loans over the last nine months, due in large part to upgrades related to the improvement in the credit quality of several large borrowers and the workout of credit issues on other loans.  During the first nine months of 2011, the Company has also experienced some stabilization in both general economic conditions and real estate valuations, and a reduced level of new transfers of loans to non-performing status, which when combined with the sale of non-performing loans in the first nine months of 2011 has resulted in a decline in the overall allowance for loan losses and in particular the allocation to the commercial real estate segment of the portfolio.  Despite the decline in the total dollar amount of the allowance for loan losses, it has increased as a percentage of non-accrual loans to 156.0% at September 30, 2011, as compared to 76.0% at December 31, 2010 and 80.4% as of September 30, 2010 due to the reduction of non-performing loans.

Heritage Oaks Bancorp  | - 49 -

The balance of the allowance for loan losses peaked in 2010 in large part due to actions taken in the last three quarters of 2010.  These actions in 2010 were targeted in three main segments: real estate secured, commercial and industrial, and land. The allocation of the allowance for loan losses to the real estate secured segment of the loan portfolio in 2010 increased due in large part to higher balances of classified real estate loans, an increase in specific credit reserves within this segment, increased levels of credit losses and the continued weakness in local and state economic conditions.  Contributing further to the 2010 increase in the allocation to the real estate secured segment of the portfolio was an increase in watch list credits within this segment, specifically within commercial real estate.  Increases in the allocation to commercial and industrial balances in 2010 can be attributed in large part to higher credit losses within this segment in conjunction with the continued weakened state of economic conditions. A reduction in the allocation to the land segment of the loan portfolio in 2010 can be attributed in part to lower levels of classified balances within this segment as well as the charge-off of specific reserves within this segment.

Although we have experienced some stabilization in general economic conditions and real estate values in 2011, should the local market experience further deterioration in economic conditions or credit quality of the segments mentioned above it may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At September 30, 2011, the balance of classified loans was approximately $55.3 million.  This compares to the $75.5 million in classified loan balances reported at December 31, 2010.  The decline in the level of classified loans is due in part to the upgrade of several loans, totaling $23.4 million, in 2011 due to the improved condition of the borrower and the impacts of the loan sales and pay downs, which aggregated $31.0 million in the first nine months of 2011. These reductions in classified loans were partially offset by net downgrades of $34.2 million of new loans to substandard status during the period.

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

Loans charged-off during the three and nine months ended September 30, 2011 totaled approximately $3.0 million and $11.9 million, respectively.  This compares to charge-offs of approximately $5.1 million and $20.3 million reported for the corresponding periods last year.  The decrease in charge-offs in the three and nine months ended September 30, 2011 as compared to prior year is due in large part to elevated charge-off levels in the second and third quarters of 2010, when we recorded charge-offs equal to 100% of our current basis in several loans in our portfolio.  These 100% charge-offs were recorded due to the prolonged deterioration in the borrowers’ ability to repay and the lack of viable collateral to continue to justify any level of recoverability against these loans.  The comparative decline in current year charge-offs was partially offset by $1.1 million and $5.5 million, respectively in charge-offs related to problem loans sold during the first nine months of 2011.

Net charge-offs to average loans for the three and nine months ended September 30, 2011 were 1.43% and 1.97%, respectively, on an annualized basis.  This compares to the 2.82% and 3.45% reported for the corresponding periods in 2010.  At September 30, 2011, the allowance for loan losses represented 3.15% of total gross loans compared to the 3.68% reported at December 31, 2010.  The decline in the allowance as a percentage of gross loans reflects management’s efforts to reduce the level of non-accruing loans over the last 9 months, as well as trends in the overall loan portfolio in which we have seen declines in the levels of past due loans and loans that are identified as special mention, substandard and doubtful (See Note 3 and Note 4, of the notes to the condensed consolidated financial statements, included in this Form 10-Q filing for additional details).  While the allowance for loan losses as a percentage of gross loans declined over the last nine months, the allowance for loan losses as a percentage of non-performing loans increased significantly to 156% at September 30, 2011 from 76% at December 31, 2010.

As of September 30, 2011 Management believes the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

Heritage Oaks Bancorp  | - 50 -

The following table provides an analysis of the allowance for loan losses for the periods indicated:

	For the nine months
	ended September 30,
(dollars amounts in thousands)	2011	2010
Balance, beginning of period	$24,940	$14,372
Provision for loan losses	5,370	25,700
Loan charge-offs
Residential 1 to 4 family	-	598
Home equity line of credit	407	1
Commercial real estate	1,356	3,106
Farmland	226	235
Commercial and industrial	3,940	11,348
Agriculture	59	1,253
Construction	47	1,009
Land	103	2,629
Installment loans to individuals	199	132

Total loan charge-offs	6,337	20,311
Recoveries of loans previously charged-off
Residential 1 to 4 family	24	87
Home equity line of credit	2	-
Commercial real estate	312	25
Farmland	9	6
Commercial and industrial	1,294	308
Agriculture	19	73
Construction	112	27
Land	149	1,272
Installment loans to individuals	39	12

Total recoveries	1,960	1,810
Loan sale charge-offs
Residential 1 to 4 family	3	-
Home equity line of credit	57	-
Commercial real estate	4,136	-
Farmland	289
Commercial and industrial	58	-
Construction	291	-
Land	690	-

Net loan sale charge-offs	5,524	-

Total charge-offs	11,861	20,311

Balance, end of period	$20,409	$21,571

Net charge-offs	9,901	18,501

Gross loans, end of period	$648,194	$673,882
Net charge-offs to average loans	1.48%	2.58%

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

Heritage Oaks Bancorp  | - 51 -

Loans of the consolidated financial statements, filed on this Form 10-Q, for additional discussion concerning non-performing loans, as well as discussion concerning credit quality.

The following table provides a summary of non-accruing loans and foreclosed assets as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(dollars in thousands)	2011	2010

Loans delinquent 90 days or more and still accruing	$-	$-

Non-Accruing Loans
Residential 1-4 family	$661	$748
Home equity lines of credit	360	1,019
Commercial real estate	4,840	17,752
Farmland	-	2,626
Commercial and industrial	1,874	3,921
Agriculture	1,208	246
Construction	937	3,040
Land	3,206	3,371
Installment	-	96

Total non-accruing loans	$13,086	$32,819

Other real estate owned	$2,191	$6,668

Other repossessed assets	$43	$27

Total non-performing assets	$15,320	$39,514

Ratio of allowance for loan losses to total gross loans	3.15%	3.68%
Ratio of allowance for loan losses to total non-performing loans	155.96%	75.99%
Ratio of non-performing loans to total gross loans	2.02%	4.85%
Ratio of non-performing assets to total assets	1.56%	4.02%

At September 30, 2011, the balance of non-accruing loans was approximately $13.1 million or $19.7 million lower than that reported at December 31, 2010.  Year to date changes in non-accruing balances can be attributed in part to Management’s work-through of problem credits and the sale of certain problem loans during 2011. While a portion of these balances were charged-off, the Company saw approximately $3.3 million in balances return to accruing status following the Company’s efforts to work with certain borrowers to bring resolution to problem credits.  Additionally, the Company transferred approximately $3.7 million to the OREO portfolio and has been actively marketing such assets for eventual sale. The Company also received approximately $6.4 million in principal payments on non-accruing loans during the first nine months of 2011.  Non-performing assets totaled approximately $15.3 million at September 30, 2011, approximately $24.2 million lower than that reported at December 31, 2010.  The decline in non-performing assets is primarily due to the declines in non-accruing loans discussed above as well as a $4.5 million reduction in OREO, largely due to sale of OREO assets in 2011.

Heritage Oaks Bancorp  | - 52 -

The following table reconciles the change in total non-accruing balances for the nine months ended September 30, 2011:

	Balance	Additions to			Transfers	Returns to			Balance
	December 31,	Non-Accruing	Net		to Foreclosed	Performing	Net	Transferred to	September 30,
(dollars in thousands)	2010	Balances	Paydowns	Advances	Collateral	Status	Charge-offs	Held for Sale (1)	2011
Real Estate Secured
Residential 1 to 4 family	$748	$165	$(30)	$-	$-	$-	$(3)	$(219)	$661
Home equity line of credit	1,019	621	(44)	-	(683)	-	(464)	(89)	360
Commercial	17,752	4,942	(2,915)	-	(2,578)	(1,374)	(3,590)	(7,397)	4,840
Farmland	2,626	226	(92)	-	-	(1,695)	(515)	(550)	-
Commercial
Commercial and industrial	3,921	4,079	(1,996)	10	(276)	(77)	(3,476)	(311)	1,874
Agriculture	246	977	(42)	87	-	-	(60)	-	1,208
Construction
Single family residential	1,311	-	(327)	-	-	-	(47)	-	937
Single family residential - Spec.	1,250	-	-	-	-	-	(291)	(959)	-
Multi-family	479	-	(479)	-	-	-	-	-	-
Land	3,371	838	(433)	-	-	(163)	(127)	(280)	3,206
Installment loans to individuals	96	219	(21)	-	(135)	-	(159)	-	-

Totals	$32,819	$12,067	$(6,379)	$97	$(3,672)	$(3,309)	$(8,732)	$(9,805)	$13,086

(1) All loans transferred to held for sale had been sold as of September 30, 2011.

The additions to non-accruing status reflect a decline of over 50%, on an annualized basis, from the level of additions to non-accrual in all of 2010, which totaled $54.4 million.

Other Real Estate Owned (“OREO”)

At September 30, 2011, OREO balances totaled approximately $2.2 million, approximately $4.5 million lower than that reported at December 31, 2010.  This decline in OREO, reflected $7.0 million of disposals during the first nine months of 2011 and to a lesser degree $1.0 million of write-down activity related to OREO, which were partially offset by $3.5 million of new additions to the OREO pool. Although additions to OREO are initially recorded at their fair value, based on appraisal information obtained at the time of the transfer, ongoing evaluation of market data while the assets are being marketed for sale does from time to time indicate that further erosion in value has occurred, which leads to further write-downs to the fair value of the OREO assets.  See also Note 5. Other Real Estate Owned of the condensed consolidated financial statements, filed on this Form 10-Q, for additional discussion concerning OREO.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $26.7 million and $23.0 million at September 30, 2011 and December 31, 2010, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the branches.  The year to date increase is attributable to a combination of the December 2010 balance being lower than normal due to the pay down of various obligations prior to the end of the year and elevated balances at September 2011 due to the timing lag between receipt of deposit inflows and redeployment of such funds into the investment portfolio.

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

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings.  The Company has invested in a mix of securities including obligations of U.S government agencies, mortgage backed securities, state and municipal securities and most recently corporate debt securities. The Company has an Asset/Liability Committee that develops current investment policies based upon its operating needs and market circumstance.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee of the Company is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Bank’s Board of Directors on a regular basis.

Heritage Oaks Bancorp  | - 53 -

At September 30, 2011, the balance of the investment portfolio was approximately $248.9 million or $25.0 million higher than that reported at December 31, 2010.  The change in the balance of the portfolio can be attributed in large part to the  Company actively investing cash received from the inflow of deposits and the net pay-down in loans in securities, The Company made securities purchases during the first nine months of 2011 in the aggregate amount $161.2 million, which were partially offset by proceeds from the sale, principal payments, call and maturity of investments totaling approximately $138.4 million.  During the three and nine months ended September 30, 2011, the Company recorded a net pre-tax gain of approximately $0.6 million and $1.2 million, respectively, on the sale of various investment securities.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At September 30, 2011, the securities portfolio had net unrealized gains, net of taxes of approximately $0.8 million, an increase in the level of unrealized gains of approximately $2.0 million from the unrealized loss position reported at December 31, 2010.  Changes in the fair value of the investment portfolio in the last three years can be attributed to extreme market turbulence and volatility in capital markets interest rates, stemming in part from continued weakened economic conditions and uncertain market conditions.

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

As more fully discussed in Note 2. of the Notes to the condensed consolidated financial statements, at September 30, 2011, we owned five Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.4 million.  At September 30, 2011, one bond with an aggregate fair value of approximately $0.3 million remained below investment grade.  This bond is in a senior tranche of its respective bond structure, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.  During the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those previously mentioned.  Based on that analysis, the Company determined four securities to be other than temporarily impaired.  As a result, the Company realized approximately $372 thousand in aggregate pre-tax losses related to these securities during the fourth quarter of 2009.  Since that time, the Company has recognized a loss of $0.2 million in the second quarter of 2010 and an additional $0.5 million in the first quarter of 2011 associated with the sale of two of the PMBS on which it had previously recognized OTTI. The losses recognized on the sale of these securities were due to changes in market pricing and did not indicate further credit related deterioration impacted the ultimate value received upon sale.

The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of September 30, 2011, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At September 30, 2011, approximately $139.9 million or 81.7% of the Company’s mortgage related securities were issued by a government agency such as those listed above.

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

Heritage Oaks Bancorp  | - 54 -

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on among other things the current liquidity needs of the Company.  At September 30, 2011 and December 31, 2010, the Company held approximately $4.7 million and $5.2 million in FHLB stock, respectively.  The year to date decline in the balance of FHLB stock can be attributed to redemptions of approximately $0.5 million, during the first nine months of 2011.

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,	Variance
(dollars in thousands)	2011	2010	dollar	percentage
Demand, non-interest bearing	$228,236	$182,658	$45,578	24.95%
Interest bearing demand	62,036	67,938	(5,902)	-8.69%
Savings	33,125	29,144	3,981	13.66%
Money market	273,269	287,120	(13,851)	-4.82%
Time deposits	205,067	231,346	(26,279)	-11.36%

Total deposits	$801,733	$798,206	$3,527	0.44%

As indicated in the table above total deposit balances at September 30, 2011 were approximately $801.7 million.  This represents an increase of approximately $3.5 million when compared to that reported at December 31, 2010.  During the first nine months of 2011, we saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $24.3 million from that reported at December 31, 2010. The increase in core deposits is mostly being driven by increases in non-interest bearing demand, deposits due in large part to deposits made late in the second quarter by existing customers, partially offset by a decline in money market deposits and time certificates.  We believe customer movement out of certain interest bearing accounts is due to depositors moving their investments into higher risk/higher return investment vehicles outside of the traditional offerings provided by us, due to the continued depressed rates of return on traditional savings, money market and time deposit offerings.

Borrowed Funds

The Company has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB, Federal Reserve Bank and credit lines established with correspondent banks.  Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth and the purchase of investments in the absence of core deposits and to provide additional liquidity to meet the demands of depositors.

Heritage Oaks Bancorp  | - 55 -

At September 30, 2011, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Company had outstanding as of September 30, 2011:

(dollars in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Advance Type	Date
$2,000	0.13%	Variable	Open
3,000	0.13%	Variable	Open
2,500	0.13%	Variable	Open
1,500	1.19%	Fixed	5/12/2014
2,500	1.68%	Fixed	5/11/2015
2,500	2.02%	Fixed	2/24/2015
2,500	1.50%	Fixed	2/24/2014
2,500	1.90%	Fixed	2/2/2015
2,500	1.37%	Fixed	2/3/2014
2,500	1.92%	Fixed	1/13/2015
2,500	1.37%	Fixed	1/13/2014
3,000	1.28%	Fixed	12/10/2013
3,500	0.85%	Fixed	12/10/2012
3,500	0.46%	Fixed	12/12/2011

$36,500	1.11%

The balance of FHLB borrowing as of September 30, 2011 reflects a pay down of outstanding borrowings of $8.5 million as compared to December 31, 2010. In an effort to lock in current historically low rates and to mitigate some of its net liability sensitivity, the Company shifted the duration of the FHLB borrowings away from shorter term maturities with variable rates to longer term, fix rate borrowings during the first half of the 2011.

On September 17, 2004, the Company issued a letter of credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The letter of credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Company and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Company’s balance sheet.  The letter of credit was renewed in September 2011 and will expire in September 2012.  The letter of credit was undrawn as of September 30, 2011.

Capital

At September 30, 2011, the balance of stockholders’ equity was approximately $126.0 million.  This represents an increase of approximately $4.8 million over that reported at December 31, 2010.  The year to date change is attributed to increases in equity due to net income for the first nine months of 2011 of $3.6 million; accumulated other comprehensive income/ (loss) moving to an unrealized gain position of $0.8 million as of September 30, 2011 as compared to an unrealized loss position of $1.1 million at December 31, 2010; and the impact of year to date share-based compensation expense in the amount of $0.2 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $0.7 million and the reversal of previously recognized tax benefits totaling $0.2 million related to stock-based compensation.

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

Heritage Oaks Bancorp  | - 56 -

U.S. Treasury CPP Series A Senior Preferred Stock

On March 20, 2009, the Company issued $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP. Pursuant to an interim rule issued by the Federal Reserve Board, effective October 17, 2008, all $21.0 million of preferred stock the Company issued under the CPP qualifies as Tier I Capital.  Under the terms of the CPP, the Company is required to pay dividends on the Senior Preferred Stock in an amount equal to 5% per annum for five years and 9% per annum thereafter.  Dividends are cumulative and payable quarterly.  In the second quarter of 2010, the Company notified the U.S. Treasury that pursuant to a Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco, the Company was required to defer dividend payments on its Senior Preferred Stock.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  As of September 30, 2011, the Company had deferred a total of six quarterly payments and had been notified by the U.S. Treasury of its intent to exercise their option to assign an observer to the Company’s Board; this role has no voting rights at the Board meeting, only observation privileges.  Through the filing date of this Form 10-Q the Treasury has not appointed a board member to serve on the Company’s Board.

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

Dividends and Stock Repurchases

During the first nine months of 2011, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  See Note 10. Preferred Stock, of the condensed consolidated financial statements filed on this form 10-Q for additional information about dividends on the Company’s Series A Senior Preferred Stock.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed on this Form 10-Q.

The Company paid no dividends on or made repurchases of its common stock during the first nine months of 2011 or during the entire year of 2010.

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

The following table provides a summary of the securities the Company has issued to Trust II as of September 30, 2011:

	Amount	Current	Issue	Scheduled	Call
(dollars in thousands)	Issued	Rate	Date	Maturity	Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.09%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%

Heritage Oaks Bancorp | - 57 -

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

Pursuant to U.S. GAAP, the Company is not allowed to consolidate Trust II into the Company’s financial statements.  On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company’s Tier I capital, subject to certain limitations which were to become effective on March 31, 2009.  However, on March 17, 2009, the Federal Reserve Board issued a ruling to delay the effective date of limitations on trust preferred securities until March 31, 2011.  As of March 31, 2011, the new limitation is in effect.  As of September 30, 2011, the Company is including $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

At September 30, 2011, the Company had sufficient cash to service the $8.2 million in junior subordinated debenture interest payments and other obligations, such as the payment of dividends on the preferred stock issued to the U.S. Treasury, for over 1.5 years without dividends from subsidiaries.  However, beginning in the second quarter of 2010, the Company elected to defer interest payments on its trust preferred securities, in order to comply with the terms of the Written Agreement entered into with the Federal Reserve Bank of San Francisco. As of September 30, 2011, the Company had deferred six quarterly interest payments totaling $0.3 million.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed on this Form 10-Q.

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

The following table provides a summary of Company and Bank regulatory capital ratios at September 30, 2011 and 2010:

	Regulatory Standard		Consent Order	September 30, 2011		September 30, 2010
	Adequately	Well	Prescribed	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Ratios	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	10.00%	11.56%	11.30%	11.48%	10.95%
Tier I capital to risk weighted assets	4.00%	6.00%	N/A	14.37%	14.01%	15.41%	14.64%
Total risk based capital to risk weighted assets	8.00%	10.00%	11.50%	15.63%	15.28%	16.68%	15.91%

Regulatory capital ratios as of September 30, 2011 fully reflect the $60.0 million in gross proceeds the Company raised through the issuance of Series B and Series C Preferred Stock in a private placement during the first six months of 2010 as well as a return to positive earnings in 2011. Following the receipt of shareholder approval at the Company’s June 2010 annual meeting, the Company converted to common stock all Series B Preferred shares issued in its private placement.  The conversion of preferred to common stock is fully reflected in the capital ratios above. Following the receipt of proceeds from the private placement, the Company down-streamed $48.0 million to the Bank as Tier I capital.  These regulatory ratios also fully reflect the issuance of $21.0 million in Series A Senior Preferred Stock to the U.S. Treasury as part of the Company’s participation in the U.S. Treasury’s CPP.

Heritage Oaks Bancorp | - 58 -

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Company has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At September 30, 2011, these credit lines totaled $15.0 million and the Company had no borrowings against those lines.  As previously mentioned the Company is a member of the FHLB and has collateralized borrowing capacities remaining of approximately $161.2 million at September 30, 2011. Additionally, the Company has established and tested an $8.7 million borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Company at the time of a transaction. Due to the Consent Order, the Bank is limited to 75 basis points above the national average rate for similar products.  Although this may impact our ability to compete for more rate sensitive deposits, we expect to continue to reduce our need to utilize rate sensitive deposits. In addition, the Bank cannot accept, renew or rollover any brokered deposits unless it has applied and been granted a waiver of this prohibition by the FDIC.  The Bank has not accepted or renewed brokered deposits since May 2009.

The Company manages liquidity by maintaining a majority of the investment portfolio in Interest Bearing Due from Federal Reserve and other liquid investments.  Most of these investments include obligations of state and political subdivisions (municipal bonds) and mortgage related securities that provide a relatively steady stream of cash flows.  As of September 30, 2011, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 34.0% and 30.5% at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the Company was within its internal guideline for liquidity.  As of September 30, 2011, the fair market value of the Company’s investment portfolio was approximately $248.9 million, of which approximately $6.8 million was pledged to secure public deposits and other purposes. The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, was 80.9% and 84.9% at September 30, 2011 and December 31, 2010, respectively, both of which are and were within the Company’s policy guidelines.

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

Heritage Oaks Bancorp | - 59 -

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

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2011 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

Heritage Oaks Bancorp | - 60 -

The results in the table below indicate the change in net interest income the Company would expect to see as of September 30, 2011, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollars in thousands)	-200bp	-100bp	Base	+100bp	+200bp

Net interest income	$44,212	$45,748	$45,096	$43,715	$42,730

$ Change from base	$(884)	$652	$-	$(1,381)	$(2,366)

% Change from base	-1.96%	1.45%	0.00%	-3.06%	-5.25%

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

The following table shows Management’s estimates of how the loan portfolio is segregated between variable-daily, variable at various time lines, fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at September 30, 2011:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$187,673	29.0%
Variable other than daily	341,203	52.6%
Fixed rate	119,318	18.4%

Total gross loans	$648,194	100.0%

The table above identifies approximately 29.0% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2011, approximately $528.9 million or 81.6% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio at September 30, 2011:

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$349,551	54.0%
1-3 Years	194,557	30.0%
3-5 Years	79,397	12.2%
> 5 Years	24,689	3.8%

Total gross loans	$648,194	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate as of September 30, 2011:

	Move in Prime Rate (bps)
(dollars in thousands)	+200	+250	+300	+350
Variable daily	$282	$14,462	$52,618	$101,187
Variable other than daily	2,131	15,657	87,927	208,464

Cumulative total variable at floor	$2,413	$30,119	$140,545	$309,651

Heritage Oaks Bancorp | - 61 -

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220.  Plaintiffs have sued a title company, title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer which also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The Bank believes the action against it is without merit.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case, which is now in the discovery phase.  The Bank has successfully demurred to the cause of action for negligence.  As such, the Bank anticipates a favorable outcome to the case and does not expect the litigation to have any significant financial impact to the Bank.

Gardality v. Heritage Oaks Bank, et al.  San Diego County Sup. Ct. case no. 37-2010-00055218-CU-NC. Plaintiff sued the Bank and 157 other defendants.  The pleading indicates the plaintiff’s claim is connected to funds he borrowed from Estate Financial, Inc. (“EFI”) as the developer of a real estate project.  EFI was a customer of the Bank and is now a debtor in a bankruptcy proceeding.  The complaint was poorly written and legally deficient to the point where it is impossible to determine the nature or validity of the claim.  The Bank had no contact with the plaintiff prior to service of the complaint and believes that plaintiff’s action against it is without merit.  The matter has been tendered to the Bank’s insurance carrier and the Bank actively defended the case.

Heritage Oaks Bancorp | - 62 -

The plaintiff dismissed the defective complaint against the Bank at the Bank’s request, and had not filed a new complaint as of December 31, 2010. However, on February 3, 2011, the Bank learned that Mr. Gardality filed a cross-complaint in San Luis Obispo County with similar allegations, San Luis Obispo County Sup. Ct. case no. CV 100365, which is a case filed against Mr. Gardality by the bankruptcy Trustee for EFI. The Bank appeared in that matter and challenged the sufficiency of the pleadings. The Court ruled in favor of the Bank on May 18, 2011 and dismissed the cross-complaint, awarding attorney’s fees to the Bank. At this time there is no litigation pending with Mr. Gardality and the Bank does not expect his claim to have any material financial impact to the Bank.

Joao-Bock Transaction Systems, LLC v. Bank of Stockton, et al. USDC, Central District, Los Angeles case no. CV11 03526 DSF. Plaintiff sued the Bank and 15 other California banks claiming patent infringement relating to plaintiff’s claimed patent of certain on-line banking systems.  The plaintiff has a history of filing infringement claims against banks relating to on-line banking software and systems. The Bank outsources its on-line banking systems from third party vendors, and has tendered the matter to those providers, as well as to its insurance carriers, for a defense.  As of September 30, 2011, one of the vendors has agreed to defend the infringement claim, and the Bank is negotiating with the other vendor. Based on preliminary contact and negotiations with the plaintiff, the Bank does not expect the litigation to have any material financial impact to the bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The majority of such proceedings have been initiated by the Bank in the process of collecting on delinquent loans.  To the extent any such matters are defense matters, they are each covered by one or more policies of insurance carried by the Bank and do not carry an exposure to loss in excess of the coverage available. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of September 30, 2011.

Item 1A.  Risk Factors

During the period covered by this report there were no material changes from risk factors as previously disclosed in the Company’s December 31, 2010 Annual Report filed on Form 10-K in response to Item A to Part I of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities

(a)         None.

(b)        In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock issued to the U.S. Treasury under the CPP in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Company of San Francisco.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the consolidated financial statements filed on this Form 10-Q.  As of September 30, 2011, the Company has deferred six dividend payments on its Series A Senior Preferred Stock totaling approximately $1.6 million.

Heritage Oaks Bancorp | - 63 -

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

Exhibit (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

Heritage Oaks Bancorp | - 64 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: November 1, 2011

/s/ Simone Lagomarsino	/s/ Thomas J. Tolda
Simone Lagomarsino	Thomas J. Tolda,
President and Chief Executive Officer	Executive Vice President and Chief Financial
(Principle Executive Officer)	And Principal Accounting Officer

Heritage Oaks Bancorp | - 65 -