Form 10-K
period 2011-12-31
HERITAGE OAKS BANCORP
filed 2012-02-28
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number:  000-25020

Heritage Oaks Bancorp

(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1222 Vine Street,

Paso Robles, California 93446

(Address of principal executive offices, including zip code)

(805) 369-5200

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2011 was $65.6 million.  As of February 13, 2012, the Registrant had 25,156,822 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

Heritage Oaks Bancorp

and Subsidiaries

Part I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the ongoing uncertainty about the economic environment both in the United States and in Europe, and the response of the federal and state governments and our regulators thereto, continued migration of classified loans, general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality,  economic, political and global changes arising from the war on terrorism, the Bank’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with current regulatory enforcement actions taken by regulatory authorities having oversight of the Bank’s operations, financial policies of the United States government and continued weakness in the real estate markets within which we operate, and other factors referenced in this report, including in “Item 1A. Risk Factors.”  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.  Business

General

Heritage Oaks Bancorp (the “Company”, “we” or “our”) is a California corporation organized in 1994 to act as the holding company of Heritage Oaks Bank (the “Bank”).  In 1994, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In October 2006, the Company formed Heritage Oaks Capital Trust II (the “Trust II”).  Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

In September 2007, the Company formed Heritage Oaks Capital Trust III (the “Trust III”).  Trust III was a statutory business trust formed under the laws of the state of Delaware and was a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  In June of 2010, the Company repurchased all of the securities issued by Trust III, and dissolved the trust in December 2010.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to capitalize or activate this subsidiary, nor engage in such other permitted activities.  As a legal entity separate and distinct from its subsidiaries, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by the Company. Legal limitations are imposed on the amount of dividends that may be paid by the Bank to the Company. See Item 1. Business – Supervision and Regulation and Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends.

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

The Company is headquartered in Paso Robles, California.  As of December 31, 2011, the Company has two branch offices in Paso Robles, San Luis Obispo and Santa Barbara, three branch offices in Santa Maria, and single branch locations in Arroyo Grande, Atascadero, Cambria, Morro Bay and Templeton.  During 2011, the Bank consolidated its San Miguel office into a nearby branch, and in January 2012, the Bank announced plans to consolidate branches located in Morro Bay, Orcutt, and Santa Barbara with other nearby branches in order to improve operating efficiency. The Bank conducts business in the counties of San Luis Obispo and Santa Barbara.  The Bank’s operations not only include branch expansion over the years through organic growth but also through the acquisitions of Hacienda Bank in 2003 and Business First Bank in 2007.  See Item 1. Business – Acquisitions and Dispositions for further discussion of the Company’s acquisition activity.

The Bank offers residential mortgage banking services, online banking, wire transfers, safe deposit boxes, issues cashier’s checks and money orders, sells travelers checks, provides bank-by-mail and night depository services and other customary banking services.  The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating directives since inception have emphasized small business, commercial, and retail banking.  Most of the Bank’s customers are small to medium-sized businesses and retail customers.  The areas in which the Bank has directed virtually all of its lending activities are: commercial loans secured by real estate, commercial loans and lines of credit, consumer loans including residential mortgages, construction financing, and other real estate loans.  The Bank employs a direct sales force focused on the development and origination of new loans across each of the loan types noted. A more detailed discussion of the loan portfolio can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3. Loans, of the consolidated financial statements, filed in this Form 10-K.

The Bank’s deposits are obtained primarily through retail deposit gathering efforts including promotional activities and advertising in the local media, as well as through commercial account relationships.  Product offerings include: personal and business checking and savings accounts, time deposit accounts, Individual Retirement Accounts (“IRAs”), and money market accounts.  A more detailed discussion of the Bank’s deposits can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The principal sources of the Company’s consolidated revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) mortgage banking fees and (v) miscellaneous income.

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services, except as otherwise discussed herein.  There has been no significant change in the types of services offered by the Bank since its inception.  The Company has no present plans regarding “a new line of business” requiring the investment of a material amount of total assets.  Most of the Company’s business originates from San Luis Obispo and Santa Barbara Counties and there is no emphasis on foreign sources and application of funds.  The Company’s business, based upon performance to date, does not appear to be seasonal.  The Company does not have any customers that represent more than 10% of the Company’s consolidated revenues, and it operates in a single segment. Additionally, Management is unaware of any material effect upon the Company’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design, the “Oakley” design, “Deeply Rooted in Your Hometown” and “Heritage Oaks Bank – Expect More.”

Acquisition and Dispositions

Our strategy is to increase the Company’s earning assets and deposits both through organic growth and, when appropriate, through acquisitions.  Historically, the Company’s acquisitions have focused on expansion and diversification of the markets the Company serves, or strengthening its competitive position in existing markets, as evidenced by the Company’s acquisition of Hacienda Bank in 2003, which expanded the Bank’s position in Northern Santa Barbara County and Business First National Bank (“Business First”) in 2007, which added two branches to the Bank’s network and marked the Company’s entry into Southern Santa Barbara County.  Both of these acquisitions were merged into the Bank.

However, due to restrictions placed on the Company by the Consent Order and Written Agreement (as more fully discussed later in this Business Section), the Company has been precluded from undertaking any acquisitions since March of 2010. The Company continues to believe that strategic acquisitions will continue to be an element of its long-term growth potential and at such time as the Consent Order and Written Agreement are lifted, the Company will again begin evaluating acquisition opportunities that are consistent with its strategic growth plans.

Employees

As of December 31, 2011, the Bank had 256 full-time equivalent employees.  The Bank’s employees are not represented by any collective bargaining agreement, and the Bank has not experienced a work stoppage. The Bank believes that its employee relations are positive.

Local Economic Climate

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 270,000, 100,000, and 88,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  The Central Coast’s leading agricultural industry is the production of wine grapes and the related production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  In addition, cattle ranching represents a major part of the agriculture industry in the Company’s market.  Furthermore, access to numerous recreational activities and destinations including lakes, mountains and beaches provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.

The general business climate in 2008 through 2010 proved to be challenging not only on the national level, but within the state of California and more specifically the Company’s primary market area.  As the real estate market and general economic conditions waned throughout those years, the ability of borrowers to satisfy their obligations to the financial sector languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market negatively impacted the credit quality of the loan portfolio.  The labor market information published by the California Employment Development Department in December 2011 shows the unemployment rate within California to be approximately 10.9%, which is down modestly from its recent highs.  Within the Company’s primary market area, the labor market information also shows the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas improving in 2011, as these areas exited 2011 with unemployment levels below 9%.

Management remains cautiously optimistic that 2011 has shown what appear to be the early signs that the Company’s primary market, may be beginning to stabilize as compared to the significant downward trends experienced during 2008, 2009 and 2010.  The signs of stabilization are not only reflected in the improving unemployment rates mentioned above, but we are also seeing a general improvement in the financial information being provided by our customers as part of their regular loan reviews.  Additionally, several local economists have recently reported that the improvements in unemployment, the tourism industry, housing and household income are all indicators of stabilization in our primary markets.  However, there can be no guarantee that the impacts of growing concerns about the global economy may not have trickle down effects on the local economy in which the Company operates. Should global economic conditions worsen and eventually affect our local economy, it could negatively impact the financial condition of borrowers to whom the Company has extended credit.  In this instance, the Company may suffer credit losses and be required to make further significant provisions to the allowance for loan losses.

Competition

Banking and the financial services industry in California generally, and in the Company’s service area specifically, is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, the accelerating pace of consolidation among financial services providers and the organization of new banking entities.  As it relates to lending opportunities, the other factor that has arisen over the last few years has been increased competition due to a smaller pool of quality lending opportunities as a result of the economic climate experienced since 2008.

In order to compete with other financial institutions in its service area, the Bank relies principally upon direct personal contact by officers, directors, employees, local advertising programs, and specialized services.  The Bank emphasizes to customers the advantages of dealing with a locally owned and community oriented institution.  The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, tools of trade or expansion of practices or businesses.  Larger banks may have a competitive advantage because of larger marketing campaigns and greater branch distribution.

They also provide services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not currently authorized or prepared to offer.  To compensate for this, the Bank has made arrangements with correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank offers loans on a participating basis with correspondent banks and with other independent banks and will retain the portion of such loans  that are within its lending limit.

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

Effect of Government Policies and Recent Legislation

Banking is a business that depends largely on interest rate differentials to generate profits. In general, the difference between the interest rate received by the Company on loans extended to its customers and interest earned on securities held in its investment portfolio and the interest rate paid by the Company on deposits and other borrowings comprise the major portion of the Company’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Company.  Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board, which are often implemented to address the economic conditions being experienced. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation, combating recession and providing liquidity) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits. Such interest rates also effect the Bank’s pricing on loans and what is paid on deposits.  The nature and impact on the Company from future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies, as is more fully discussed in Supervision and Regulation, below.

Supervision and Regulation

Regulatory Order and Written Agreement

The Bank became subject to a consent order (the “Order”), effective March 4, 2010, with the FDIC, its principal federal banking regulator, and the DFI which requires the Bank to take certain measures to improve its safety and soundness.  The Bank’s stipulation to the issuance by the FDIC and the DFI of the Order resulted from certain findings in a report of examination (“ROE”) resulting from an examination of the Bank conducted in September 2009. In stipulating to the issuance of the Order, the Bank did not concede the findings or admit to any of the assertions in the ROE.

On March 4, 2010, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (“FRB”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provides, among other things, that the Company shall not: declare or pay dividends without prior approval of the FRB, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities, incur, increase, or guarantee any debt.  The Company submitted the required Capital plan within the time required and has not paid any dividends to its stockholders, taken any dividends from the Bank or paid any interest, principal or other sums on its outstanding subordinated debt or trust preferred securities, nor has it incurred, increased or guaranteed any debt since the issuance of the Written Order and Written Agreement.

Under the Order, the Bank is required to take certain measures as more fully discussed below.  The Bank immediately took steps to comply with the Order, the most significant of which was the completion of a capital raise of approximately $60.0 million in March 2010.  The Bank will continue to take all steps necessary to achieve full compliance with the Order.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to reach and maintain a Tier 1 leverage ratio of at least 10% and a Total Risk Based capital ratio of 11.5% at the Bank level beginning 90 days from the issuance of the Order.  As a result of the capital raise in March 2010 and a return to positive operating results in 2011, the Bank was able to exceed these minimum requirements and as of December 31, 2011 the Bank’s leverage ratio and total risk-based capital ratio were 11.85% and 15.77%, respectively and remain in compliance with the Order.  The Bank has been in compliance with this provision of the Order for eight consecutive quarters.

In addition, pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors, employ any new senior executive officer, or increase the duties and responsibilities of a senior executive officer, and must conduct an independent study of management and personnel structure of the Bank.  A consultant was retained to complete the required management study, the results of which were approved by the Board and an action plan to address the findings of such study was implemented during 2010.  The Bank has notified its regulators and received approval for new or changed executive officer roles since the Order’s issuance.

Under the Order, the Bank’s Board of Directors was directed to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities.  The Board of Directors took additional steps to reevaluate such oversight and enhance, where appropriate, the frequency, duration, scope and depth of matters covered at its Board meetings in response to the current economic environment and concerns raised in the ROE.

In direct response to the ROE, a joint regulatory compliance committee of the Board of Directors was formed at both the Bank and Company levels to oversee the Bank’s and Company’s response to all regulatory matters, including the Order and the Written Agreement. Detailed tracking of the Order’s requirements, and the Bank’s progress in responding thereto, are reviewed and reported at such committee meetings, with regular reports then being provided by the committee to the full Board.  Further, and prior to the issuance of the Order, the Boards of both the Bank and the Company directed Chairman Michael Morris to temporarily increase his direct oversight of Management to ensure an appropriate response at both the Bank and Company to the concerns raised in the ROE. As a result of this increased oversight and the changes to Management, the Bank’s position significantly improved in 2010 and 2011.

The Order further required the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank immediately increased the ALLL as required and revised its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL, which is reviewed at least once each calendar quarter.  The results of this review are reported to senior management and the Board, and any adjustments to the allowance must be recorded in the calendar quarter it is discovered, with an offsetting adjustment to current operating earnings.  Since the third quarter of 2009, the Company has recorded an additional $53.9 million of provisions and ended 2011 with $19.3 million in the ALLL allowance, which represents 2.99% of gross receivables and 156.2% of non-performing loans.

With respect to classified assets which existed as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order, to reduce its level of assets classified as “Substandard” as of the date of the ROE to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  The Bank complied with the requirement of the ROE in this regard and reduced the specific group of classified assets identified in the ROE to less than $50 million or 50% of Tier 1 capital plus ALLL well before the 180 day deadline.  As of December 31, 2011, total classified assets remaining from the specific pool identified in the 2009 ROE was $7.7 million or 5.8% of Tier 1 capital plus ALLL.  Although the total level of classified assets as of December 31, 2010 remained elevated, due to the continued migration of loans to classified status during 2010, the Bank was able to reduce the level of classified assets significantly in 2011, through a combination of sales of troubled loans, charge-offs and recoveries, customer work outs and improvements in customer credit quality. Total classified assets at December 31, 2011 were $60.0 million or 44.3% of Tier 1 capital plus ALLL.

The Order requires that the Bank develop or revise, adopt and implement a plan, which must be approved by the FDIC and DFI, to reduce the concentration in Commercial Real Estate loans, particularly focusing on reducing loans for construction and land development.  In addition, the Bank was required to develop a plan for reducing the number of pass graded loans designated as “watch list” credits to an acceptable level, and develop or revise its written lending and collection policies to provide more effective guidance and control over the Bank’s lending function.  The Bank believes it has accomplished all of these requirements.

The Order restricts the Bank from taking certain actions without the prior written consent of the FDIC and the DFI, including paying cash dividends, and from extending additional credit to certain types of borrowers. The Bank has not paid dividends to the Company. In addition, the Company has not paid cash dividends on common stock since the first quarter of 2008 nor has it paid cash dividends on Series A Preferred Stock since the Order was issued in March 2010.  In addition, the Bank has put processes and controls in place to ensure extensions of credit, directly or indirectly, are not granted to those who are related to borrowers of loans charged-off or classified as “Loss”, “Substandard” or “Doubtful” and that new loans or advances to borrowers whose loans are classified “Substandard” or “Doubtful” have prior Board approval.  The Bank has also acknowledged that neither the loan committee nor the Board of Directors will approve any extension to a borrower classified “Substandard” or “Doubtful” without first collecting all past due interest in cash.

The Order further requires the Bank to develop or revise, adopt and implement a revised liquidity policy that adequately addresses liquidity needs and reduces reliance on non-core funding sources.  The Order also requires the Bank to adopt a contingency funding plan to adequately address contingency funding sources and appropriately reduce contingency funding reliance on off-balance sheet sources and develop an adequate amount of on-balance sheet liquidity for contingency funding purposes.  The Bank has since revised its current liquidity policy and has developed a contingency funding plan.  The Bank’s liquidity ratio has also increased significantly since the Order’s inception.

The Order also requires that the Bank prepare and submit a revised business plan, that is to include a comprehensive budget, and a 3 year strategic plan, and to further revise its investment policy.  The Bank has since prepared a comprehensive budget, revised the investment policy and developed a revised business plan and 3 year strategic plan, all of which are reviewed and updated on at least an annual basis.

Management believes it has taken the required steps to substantially address the terms of the Order and Written Agreement.  However ultimately, compliance with the Order and Written Agreement will continue to be determined by the issuing regulatory agencies through quarterly monitoring and future examinations. The Bank’s most recent regulatory examination concluded in early 2012 and a final report of examination is still pending.  Therefore, the Company and the Bank cannot confirm compliance with the full scope of the Order or the Written Agreement at this time.

The forgoing discussion of the Order and Written Agreement are qualified by reference to the complete text of the Order and Written Agreement, which can be found in the Current Reports on Form 8-K filed with the SEC on March 10, 2010, and March 8, 2010, respectively.  See also Note 22. Regulatory Order and Written Agreement, of the consolidated financial statements, filed in this Form 10-K.

General

The Company and the Bank are extensively regulated under both federal and state law.  These regulations are intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank.  The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  The following requirements and limitations are separate and distinct from the Order and Written Agreement, discussed above.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board.  The Company is required to file quarterly and annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  The Federal Reserve Board may conduct examinations of bank holding companies and related subsidiaries.

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

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries.  However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  See discussion under “Financial Modernization Legislation” below for additional information.

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

Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner.  In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, or a violation of the Federal Reserve Board’s regulations, or both.  The Dodd-Frank Act (discussed in more detail below) added additional guidance regarding the source of strength doctrine and directed the federal bank regulatory agencies to promulgate new regulations to increase the capital requirements for bank holding companies to a level that matches those of their subsidiary banking institutions.

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

Please also refer to the section entitled “Regulatory Order and Written Agreement” discussed earlier in the “Supervision and Regulation” section of Item 1. Business of this Form 10-K.

Capital Standards

The federal banking agencies have adopted risk-based capital adequacy guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions resulting in asset recognition on the balance sheet, and the extension of credit facilities such as letters of credit and recourse arrangements, which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as loans.

A banking organization’s risk-based capital ratios are determined by dividing its qualifying capital by its total risk adjusted assets and off balance sheet items.  A banking organization’s or holding company’s capital is generally classified into one of two tiers.  Tier I capital consists primarily of common equity, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets, any disallowed portion of deferred tax assets and certain other limitations.  Tier II capital may consist of a limited amount of the allowance for loan losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with characteristics of equity.  The inclusion of elements of Tier II capital is subject to certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 4%, and a minimum amount of Tier I capital to total assets, referred to as the leverage ratio, of 4%. However, the Bank’s Order requires higher levels of capital including a leverage ratio of 10% and a total risk-based capital ratio of 11.5%.

Regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at levels significantly above the minimum guidelines and ratios.  Future changes in regulations or practices could further reduce the amount of capital recognized or increase the minimum amount of capital required for capital adequacy purposes.  Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends. In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of a Bank is less than the greater of (i) 3% of the bank’s total assets or (ii) $1,000,000.

For additional details see Note 12. Regulatory Matters, of the consolidated financial statements, filed in this Form 10-K.  See also “Capital” within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.  Please also refer to the section entitled “Regulatory Order and Written Agreement” discussed earlier in the “Supervision and Regulation” section of Item 1. Business of this Form 10-K.

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

Federal Deposit Insurance Reform

The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250 thousand, but for non-interest bearing transaction accounts, there is unlimited insurance coverage until January 1, 2013.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.  It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against insured institutions.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Under the rules in effect through March 31, 2011, these rates are applied to the institution’s deposits.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A range of initial base assessment rates applies to each Risk Category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), more fully described below, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

For a bank that has had total assets of $10 billion or more for four consecutive quarters, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, FDIC regulations require the bank to be assessed quarterly for deposit insurance under a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate.  The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard.  The resulting initial base assessment rate is subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.  Modifications to the scorecard method may apply to certain “highly complex institutions.”

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. Because of its condition at the time, the Bank was not required to pre-pay any assessments.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the Dodd-Frank Act) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years starting December 31, 2010.  This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance.   Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

•                  Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, primarily will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company and such records may be the basis for denying the application.  A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  In its last reported examination by the FDIC in 2008, the Bank received a CRA rating of “Satisfactory.”  The Bank was examined for CRA compliance in November, 2011, but has not received a final rating at this time.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  Pursuant to these rules, financial institutions must provide initial notices to customers about privacy policies that describe the conditions under which the institutions may disclose non-public information to nonaffiliated third parties and affiliates. In addition, financial institutions must provide annual privacy policy notices to current customers and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

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

Transactions between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The Federal Reserve Board issued Regulation W on October 31, 2002 which comprehensively implements Sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the Federal Reserve Board’s interpretations of Section 23A and 23B.  Regulation W had an effective date of April 1, 2003.  As the sole active subsidiary of the Company, the Bank’s only affiliate transaction relationship under the auspices of the Federal Reserve Act is its relationship with the Company.

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

The Company participated in the CPP and on March 20, 2009 issued and sold 21,000 shares of its Series A Preferred Stock to Treasury and issued a warrant for the purchase of 611,650 shares, in exchange for $21.0 million.  For further details on the Company’s participation in the CPP, please see Note 21. Preferred Stock, of the consolidated financial statements filed in this Form 10-K.  Because of the Company’s participation in the CPP, it is subject to certain limitations on executive compensation and the payment of dividends.

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

The Company also posts its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company website.

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that Management believes may affect our business are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones facing our business.  Additional risks and uncertainties that Management is not aware of or that Management currently deems immaterial may also impair our business operations.  This Annual Report is qualified in its entirety by these risk factors.

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

In light of the challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, we are subject to increased regulatory scrutiny and additional regulatory restrictions and became subject to certain enforcement actions under a Consent Order issued by the FDIC and DFI to the Bank on March 4, 2010 and Written Agreement with the Federal Reserve Board entered into on March 4, 2010.  These enforcement actions followed the FDIC’s regularly scheduled examination of our banking subsidiary during the fourth quarter of 2009 and are based on discussions the Bank had with its examiners following the examination.  Such enforcement actions place limitations on our business and may adversely affect our ability to implement our business plans.  These enforcement actions require, among other things, the Bank to take certain steps to strengthen its balance sheet, such as reducing the level of classified assets, increasing capital levels and addressing other criticisms of the examination.  These enforcement actions are more fully discussed in “Supervision and Regulation – Regulatory Order and Written Agreement” and Note 22. Regulatory Order and Written Agreement, of the consolidated financial statements, filed in this Form 10-K. If the Company fails to comply with these enforcement actions, it may become subject to further regulatory enforcement actions up to and including the appointment of a conservator or receiver for the Bank.

The regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions.  For example, the regulatory agencies have imposed restrictions that place limitations on our lending activities and our ability to complete acquisitions.  The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets.

Although We Have Been Able to Reduce the Overall Level of Classified Assets, the Level Still Remains Elevated as Compared to Our Long-term Experience and Exposes Us to Increased Lending Risk. Further, if Our Allowance for Loan Losses is Insufficient to Absorb Losses in Our Loan Portfolio, Our Earnings May Decline

If the level of loans the Bank currently categorizes as substandard and doubtful do not perform according to their terms and/or the underlying collateral for such loans is insufficient to cover the Bank’s recorded investment, the allowance for loan losses may not be sufficient to absorb potential losses.  This could result in additional loan losses which may adversely impact our operating results.  Further, although we have made strides in resolving the level of classified assets in the last year, our level of remaining classified assets will still take time to resolve.  While we believe that we are making progress in identifying and resolving classified assets, no assurance can be given that we will continue to make progress, particularly if the local economies in which we operate suffer further deterioration.

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

We Are Highly Dependent On Real Estate and Any Further Downturn in the Real Estate Market May Hurt Our Business

A significant portion of our loan portfolio is collateralized by real estate.  Although we have seen, what we believe are the early signs of stabilization in the local economies in which we operate, a renewed decline in economic conditions, the local housing market or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans or the value of real estate owned by us, any combination of which could adversely impact our financial condition and results of operations and the market value of our common stock.

In addition, a large portion of the loan portfolio is collateralized by real estate that is subject to risks related to acts of nature, including earthquakes, floods and fires. To the extent that these events occur, they may cause uninsured damage and other loss of value to real estate that secures these loans, which may also negatively impact our financial condition.

We Have a Concentration in Higher Risk Commercial Real Estate Loans

We have a high concentration in commercial real estate (“CRE”) loans. CRE loans, as defined by final guidance issued by Bank regulators, are defined as construction, land development, other land loans, loans secured by multi-family (5 or more units) residential properties and loans secured by non-farm non-residential properties.  Following this definition, approximately 55.4% of our lending portfolio can be classified as CRE lending as of December 31, 2011.  CRE loans generally involve a higher degree of credit risk than certain other types of lending due, among other things, to the generally large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our operating results and financial condition.  In addition, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be adversely affected by general economic conditions, which may result in non-performance by certain borrowers.

Additionally, federal banking regulators recently issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to increased regulatory scrutiny.  We are subject to increased regulatory scrutiny because of our commercial real estate portfolio and, as a result, the Bank developed and implemented a plan to systematically reduce the amount of loans within this category as required in the Consent Order issued to the Bank on March 4, 2010.

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

We Depend on Cash Dividends from Our Subsidiary Bank to Meet Our Cash Obligations, but Our Consent Order and Written Agreement Prohibit the Payment of Such Dividends without Prior Regulatory Approval Which May Impair Our Ability to Fulfill Our Obligations

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities, our preferred stock and other obligations, including any cash dividends. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.  As outlined in the Consent Order and Written Agreement, previously mentioned, the Bank cannot pay any cash dividends or other payments to the holding company without prior written consent of the regulatory authorities.  Additionally, the Company cannot declare or pay any dividends (including those on outstanding preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program) or make any distributions of principal, interest or other sums on its trust preferred securities without prior written approval of the Federal Reserve.  If we defer six dividend payments, the U.S. Treasury will have the right to appoint two directors to our Board. As of December 31, 2011, we had deferred 7 payments.  The Treasury has assigned an observer to our Board of Directors, but to date we have not been notified of their intent to appoint directors to our Board.

The Recent Recession and Changes in Domestic and Foreign Financial Markets Have Adversely Affected Our Industry and May Have a Material Impact on Our Operating Results and Financial Condition

The recent recession has resulted in significant business failures and job losses. Further, dramatic declines in the housing market with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant losses to many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and volatility in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  Although we believe we have seen the early signs of stabilization in these conditions in our local market, these challenging conditions may not improve or may again begin to deteriorate in the near future and we may face the following risks as a result:

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

Financial Reform Legislation Will, among Other Things, Tighten Capital Standards, Create A New Consumer Financial Protection Bureau and Result in New Regulations that Are Expected to Increase Our Costs of Operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.  In addition, the FDIC, along with other federal bank regulators, is required to seek to make its capital requirements for the banks it regulates, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution and are generally expected to increase for institutions having total assets in excess of $10 billion. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2013.

In addition, the Dodd-Frank Act increased the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for an electronic debit transaction by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  By regulation, the Federal Reserve Board has limited the fees for such a transaction to the sum of 21 cents plus five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.  While this rule does not apply to us directly because our asset size is less than $10 billion, such limits place practical limitations in the financial services marketplace on such fees.  The Dodd-Frank Act also restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds, subject to an exception allowing a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met, including, among others, a requirement that the bank limit its ownership interest in any single fund to 3% and its aggregate investment in all funds to 3% of Tier 1 capital, with no director or employee of the bank holding an ownership interest in the fund unless he or she provides services directly to the funds.

The Dodd-Frank Act created a Bureau of Consumer Financial Protection (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.  The CFPB is beginning to issue rules and regulations, among them examination procedures for mortgage loan originators.  It is not yet known the extent to which the regulatory activities of the CFPB will impact our results of operations and financial condition.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this law and its implementing regulations has resulted, and will continue to result, in additional operating costs that could have a material adverse effect on our future financial condition and results of operations.  For additional discussion of the Dodd-Frank Act, see “Item 1. Business—Supervision and Regulation-The Dodd-Frank Wall Street Reform and Consumer Protection Act.”

The Downgrade of the U.S. Credit Rrating and Europe’s Debt Crisis Could Have a Material Adverse Effect on Our Business, Financial Condition and Liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by U.S. government agencies and U.S. government sponsored entities.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

FDIC Deposit Insurance Assessments May Increase Substantially Which Would Adversely Affect Our Net Earnings

Although changes to the FDIC deposit insurance assessment base rate calculation reduced the level of insurance paid in 2011 to $2.5 million from the $2.7 million paid in 2010.  These levels still remain elevated due to the existence of the Regulatory Order and Written Agreement. Although the Company currently expects the level of deposit insurance premiums to decline over 2012, they remain elevated as compared to pre-recession levels, which will impact future operating results.

Declines in the Value of Our Investment Portfolio Securities May Result in Impairment Charges and May Adversely Affect Our Financial Performance and Capital

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities, municipal securities and corporate bonds. Although we have seen an improvement in the overall market value of our investment portfolio in 2011, the market value of investments in our portfolio has become increasingly volatile over the last few years, largely due to disruptions in the capital markets.  The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities, or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. Furthermore, problems at the federal and state government levels may trickle down to municipalities and adversely impact our investment in municipal bonds.

On a quarterly basis, we evaluate investments and other assets for impairment. We may be required to record impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge the credit-related portion of the other-than-temporary impairment against earnings, which may have a material adverse effect on our results of operations in the periods in which the charges occur.  For a more detailed discussion of investments the Company holds, including other than temporary impairment recognized during 2010, please see Note 2. Investments, of the consolidated financial statements, filed in this Form 10-K.

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

We Face Strong Competition from Financial Service and Other Companies That Offer Banking Service Which May Adversely Impact Our Business

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

Because of Our Participation in the Troubled Asset Relief Program (‘‘TARP’’), We Are Subject to Several Restrictions, Including Restrictions on Compensation Paid to Our Executives

Certain standards for executive compensation and corporate governance apply to us for the period during which the U.S. Treasury holds an equity position in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include, among other things, (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw back of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes, executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods. Pursuant to the ARRA, more commonly known as the economic stimulus recovery package, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain qualified senior executive officers.

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

•                  Reliance on Third Party Service Providers for Key Systems

The Company uses a third party software service provider to perform all of its transaction data processing.  The Company also outsources other customer service applications, such as on-line banking, ACH and wire transfers, to third party vendors.   If these service providers were to experience technical difficulties or incur any extended outages in services, it could have an adverse impact on the Company and its customers. Further, if the Company was required to switch service providers due to deterioration in service quality or other factors, there is no guarantee that it could obtain comparable services for a comparable price.

We are a Community Bank and our Ability to Maintain our Reputation is Critical to the Success of our Business and the Failure to Do So May Materially Adversely Affect our Performance

We are a community bank, and our reputation is one of the most valuable components of our business.  As such, we strive to conduct our business in a manner that enhances our reputation.  This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  If our reputation is negatively affected by the actions of our employees, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

•                  The preferred equity issued to the U.S. Treasury is non-voting; however, the terms of the CPP stipulate that the U.S. Treasury may vote its senior equity in matters deemed by the U.S. Treasury to have an impact on its holdings.

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

For more information about the Company’s participation in the CPP, see Note 21. Preferred Stock, of the consolidated financial statements, filed in this Form 10-K.

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

Our Stock Price is Affected by a Variety of Factors

Stock price volatility may make it more difficult for investors to resell their common stock when they want and at prices they find attractive.  Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things: actual or anticipated variations in quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to our company; news reports relating to trends, concerns and other issues in the financial services industry; and perceptions in the marketplace regarding our company and/or its competitors and the industry in which we operate.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent shareholders from selling their common stock at or above the price they paid.  In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies.  These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

Any Future Issuance of Preferred or Common Stock Adversely Affect the Market Price of Our Common Stock

We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  We frequently evaluate opportunities to access the capital markets, taking into account our regulatory capital ratios, financial condition and other relevant considerations.  In March of 2010, the Company raised gross proceeds of approximately $60.0 million though a private placement, as more fully disclosed in Note 21. Preferred Stock, of the consolidated financial statements, filed in this Form 10-K.  Any future issuances of equity may result in additional common shares outstanding and/or reduce the amount of income available to common shareholders.

In addition, we face significant regulatory and other governmental risk as a financial institution and as a participant in the CPP and it is possible that capital requirements and directives may, in the future, require us to change the amount or composition of our current capital including common equity.  As a result we may determine we need, or our regulators may require us to raise additional capital.  There may also be market perceptions regarding the capital we raised in 2010 or the need to raise additional capital, which may have an adverse effect on the price of our common stock.

Holders of Our Junior Subordinated Debentures Have Rights That Are Senior to Those of Our Common Shareholders

We have supported our continued growth through two issuances of trust preferred securities from two separate special purpose trusts, one of which was dissolved in 2010.  At December 31, 2011, we had $8.0 million of trust preferred securities outstanding.  Payments of the principal and interest on the trust preferred securities of these special purpose trusts are fully and unconditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures and the related trust preferred securities for up to five years during which time no cash dividends may be paid on our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s headquarters are located in a three story administrative facility from where all administrative functions are based.  This facility is located at 1222 Vine Street in Paso Robles, California.  The Bank operates branches within the counties of San Luis Obispo and Santa Barbara.  The Bank currently owns one of the branches that it occupies and leases the remaining branches from various parties.

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

Gardality v. Heritage Oaks Bank, et al.  San Diego County Sup. Ct. case no. 37-2010-00055218-CU-NC. Plaintiff sued the Bank and 157 other defendants.  The pleading indicates the plaintiff’s claim is connected to funds he borrowed from Estate Financial, Inc. (“EFI”) as the developer of a real estate project.  EFI was a customer of the Bank and is now a debtor in a bankruptcy proceeding.  The complaint was poorly written and legally deficient to the point where it is impossible to determine the nature or validity of the claim.  The Bank had no contact with the plaintiff prior to service of the complaint and believes that plaintiff’s action against it is without merit.  The matter was tendered to the Bank’s insurance carrier and the Bank actively defended the case.

The plaintiff dismissed the defective complaint against the Bank at the Bank’s request, and has not filed a new complaint under the original case number. However, on February 3, 2011, the Bank learned that Mr. Gardality filed a cross-complaint in San Luis Obispo County with similar allegations, San Luis Obispo County Sup. Ct. case no. CV 100365, which is a case filed against Mr. Gardality by the bankruptcy Trustee for EFI. The Bank appeared in that matter and challenged the sufficiency of the pleadings. The Court ruled in favor of the Bank on May 18, 2011 and dismissed the cross-complaint, awarding attorney’s fees to the Bank. Mr. Gardality appealed the dismissal of his claim and his appeal has been denied.  At this time there is no litigation pending with Mr. Gardality and the Bank does not expect his claim to have any material financial impact to the Bank.

Joao-Bock Transaction Systems, LLC v. Bank of Stockton, et al. USDC, Central District, Los Angeles case no. CV11 03526 DSF. Plaintiff sued the Bank and 15 other California banks claiming patent infringement relating to plaintiff’s claimed patent of certain on-line banking systems.  The plaintiff has a history of filing infringement claims against banks relating to on-line banking software and systems. The Bank outsources its on-line banking systems from third party vendors, and has tendered the matter to those providers, as well as to its insurance carriers, for a defense.  As of December 31, 2011, one of the vendors has agreed to defend the infringement claim, and the Bank is negotiating with the other vendor. The vendor’s counsel is defending the claim in cooperation with the Bank. Based on preliminary contact and negotiations with the plaintiff, the Bank does not expect the litigation to have any material financial impact to the bank.

On February, 21, 2012, the Bank and Company were served with a complaint, Santa Barbara County Superior Court case no. 1390870, by Corona Fruits & Veggies, Inc., and related entities seeking in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The focus of the claims is that the Bank promised to extend agricultural and equipment financing to plaintiffs and ultimately failed to do so, causing plaintiffs’ damages.  The Bank has not had time to fully analyze the claims or determine to what extent, if any, all or part of the claims are potentially covered by insurance; however, the Bank denies that it acted improperly in any respect toward plaintiffs or that it breached an enforceable loan commitment and intends to vigorously defend the matter.  The amount of potential loss to the Bank from this claim, if any, is unknown at this time.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The majority of such proceedings have been initiated by the Bank in the process of collecting on delinquent loans.  To the extent any such matters are defense matters, they are each covered by one or more policies of insurance carried by the Bank and do not carry an exposure to loss in excess of the coverage available. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2011.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “HEOP.”  The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2010:

	Closing Prices
Quarters Ended	High	Low
December 31, 2011	$3.70	$3.03
September 30, 2011	3.86	3.02
June 30, 2011	3.95	3.22
March 31, 2011	3.75	3.18

December 31, 2010	$3.69	$3.05
September 30, 2010	3.80	3.07
June 30, 2010	4.25	3.20
March 31, 2010	5.26	3.45

Holders

As of February 13, 2012, there were 1,997 holders of the Company’s Common Stock.  There are no other classes of common equity securities outstanding.

Dividends

Dividends the Company declares are subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for limitations on dividends resulting from the issuance of junior subordinated debentures. Additionally, the Federal Reserve Board has authority to limit the payment of dividends by bank holding companies, such as the Company, in certain circumstances, requiring, among other things, a holding company to consult with the Federal Reserve Board prior to payment of a dividend if the company does not have sufficient recent earnings in excess of the proposed dividend.

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

However, under the Consent Order issued by the FDIC and DFI in March 2010, the Bank may not pay cash dividends or make other payments to the Company without prior written consent of the FDIC and DFI.  Additionally, under the Written Agreement the Company entered into with the Federal Reserve Bank of San Francisco in March 2010, the Company may not receive any dividends or other forms of payment from the Bank or pay dividends to its shareholders without the prior approval of the Federal Reserve Bank of San Francisco and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As a result of these requirements of the Order and Written Agreement, the Company has deferred payment of interest on its subordinated debt securities and dividends on its Series A Preferred Stock since the second quarter of 2010.

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

No dividends have been paid to holders of the Company’s common stock during each of the preceding three years.

Securities Authorized for Issuance under Equity Compensation Plans

The table below summarizes information as of December 31, 2011 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.  These plans are discussed more fully in Note 15. Share-Based Compensation Plans, of the consolidated financial statements, filed in this Form 10-K.

Number of
	Securities To Be		Weighted Average	Number of Securities
	Issued Upon Exercise		Exercise Price of	Remaining Available
Plan Category	of Outstanding Options		Outstanding Options	For Future Issuance
Equity compensation plans
approved by security holders:	636,406	(1)	$5.40	1,826,516	(2)
Equity compensation plans not
approved by security holders:	N/A		N/A	N/A

(1) Under the 2005 Equity Based Compensation Plan, the Company is authorized to issue restricted stock awards.  Restricted stock awards are not included in the table above.  At December 31, 2011, there were 91,513 shares of restricted stock issued and outstanding.  See also Note 15. Share Based Compensation Plans, of the Consolidated Financial Statements on this Form 10-K for more information on the Company’s equity compensation plans.

(2) Includes securities available for issuance of stock options and restricted stock.

Purchases of Equity Securities

The Company is not currently authorized to make repurchases of its common stock, nor did it make repurchases of its common stock during 2011, 2010 or 2009.

Item 6.  Selected Financial Data

The table below provides selected financial data for the five years ended December 31, 2011, 2010, 2009, 2008 and 2007:

	At or For The Years Ended December 31,
(dollar amounts in thousands, except per share data)	2011	2010	2009	2008	2007
Consolidated Income Data:
Interest income	$48,227	$50,794	$49,559	$50,150	$45,174
Interest expense	5,023	8,047	10,049	12,564	14,751
Net interest income	43,204	42,747	39,510	37,586	30,423
Provision for loan losses	6,063	31,531	24,066	12,215	660
Net interest income after provision for loan losses	37,141	11,216	15,444	25,371	29,763
Non interest income	9,730	10,747	7,415	6,666	5,632
Non interest expense	37,318	41,283	35,733	29,894	24,191
(Loss)/income before income taxes	9,553	(19,320)	(12,874)	2,143	11,204
Provision for income taxes	1,828	(1,760)	(5,825)	497	4,287
Net (loss)/income	$7,725	$(17,560)	$(7,049)	$1,646	$6,917
Dividends and accretion on preferred stock	1,358	5,008	964	-	-
Net (loss) / income available to common shareholders	$6,367	$(22,568)	$(8,013)	$1,646	$6,917
Share Data:
(Loss) / earnings per common share - basic	$0.25	$(1.30)	$(1.04)	$0.22	$0.99
(Loss) / earnings per common share - diluted	$0.24	$(1.30)	$(1.04)	$0.21	$0.96
Dividend payout ratio (1)	0.00%	0.00%	0.00%	37.68%	35.55%
Common book value per share	$4.17	$3.85	$8.07	$9.03	$9.04
Actual shares outstanding at end of period (2)	25,145,717	25,082,344	7,771,952	7,753,078	7,683,829
Weighted average shares outstanding - basic	25,048,477	17,312,306	7,697,234	7,641,726	6,984,174
Weighted average shares outstanding - diluted	26,254,745	17,312,306	7,697,234	7,753,013	7,228,804
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$34,892	$22,951	$40,738	$24,571	$46,419
Total investments and other securities	$236,982	$223,857	$121,180	$50,762	$47,556
Total gross loans	$646,286	$677,303	$728,679	$680,147	$613,217
Allowance for loan losses	$(19,314)	$(24,940)	$(14,372)	$(10,412)	$(6,143)
Total assets	$987,138	$982,612	$945,177	$805,588	$745,554
Total deposits	$786,208	$798,206	$775,465	$603,521	$644,808
Federal Home Loan Bank borrowings	$51,500	$45,000	$65,000	$109,000	$8,000
Junior subordinated debt	$8,248	$8,248	$13,403	$13,403	$13,403
Total stockholders’ equity	$129,554	$121,256	$83,751	$70,032	$69,450
Selected Other Balance Sheet Data:
Average assets	$976,988	$995,223	$887,628	$779,575	$605,736
Average earning assets	$916,356	$935,991	$829,329	$722,061	$555,871
Average stockholders’ equity	$124,824	$121,865	$86,949	$71,748	$55,927
Selected Financial Ratios:
Return on average assets	0.79%	-1.76%	-0.79%	0.21%	1.14%
Return on average stockholders’ equity	6.19%	-14.41%	-8.11%	2.29%	12.37%
Net interest margin (3)	4.71%	4.57%	4.76%	5.21%	5.47%
Efficiency ratio (4)	67.98%	69.08%	69.86%	65.57%	66.14%
Capital Ratios:
Average stockholders’ equity to average assets	12.78%	12.24%	9.80%	9.20%	9.23%
Leverage Ratio	12.06%	10.83%	8.24%	8.90%	9.60%
Tier 1 Risk-Based Capital ratio	14.81%	13.94%	9.59%	9.37%	10.08%
Total Risk-Based Capital ratio	16.07%	15.21%	10.85%	10.62%	11.04%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (5)	1.91%	4.85%	5.26%	2.75%	0.06%
Non-performing assets to total assets (6)	1.35%	4.02%	4.15%	2.48%	0.05%
Allowance for loan losses to total gross loans	2.99%	3.68%	1.97%	1.53%	1.00%
Allowance for loan losses to non-performing loans	156.16%	75.99%	37.50%	55.75%	1817.46%
Net charge-offs (recoveries) to average loans	1.75%	2.96%	2.83%	1.21%	0.00%

(1) For the years 2008 and 2007 cash dividends totaling $0.08 and $0.32 per share, respectively, were paid. No cash dividends were paid in 2011, 2010 and 2009.

(2) Actual shares have been adjusted to fully reflect stock dividends and stock splits.

(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) Efficiency ratio is defined as non interest expense, before foreclosed property expense and amortization of intangibles, as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on security sales and nonrecurring items, including other than temporary impairment losses, gains and losses on sale of OREO and gains and losses on sale of fixed assets.

(5) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.

(6) Non-performing assets are defined as assets that are past due 90 days or more and assets placed in non-accrual status plus other real estate owned.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2011, 2010 and 2009.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Executive Summary of Operating Results

For the year ended December 31, 2011, the Company reported net income of approximately $7.7 million or $0.24 per share on a fully diluted basis.  This compares to a net loss of $17.6 million or $1.30 per common share for 2010 and a net loss of $7.0 million or $1.04 per common share for 2009.

The improvement in 2011 earnings is largely due to lower loan loss provision expense as compared to the prior two years, as well as the reversal of a portion of the $7.1 million valuation allowance on the Company’s deferred tax assets that was established in the latter half of 2010.  The provision for loan loss decreased to $6.1 million from the provisions recorded in 2010 and 2009 of $31.5 million and $24.1 million, respectively. The lower provisioning requirements in 2011 were driven by overall improvements in the credit quality of the loan portfolio and lower net charge-offs, whereas 2010 and 2009 were two of the most challenging years in the Company’s history. Of the $6.1 million of provisions recorded in 2011, $5.4 million was attributable to loan sales that were executed to reduce the level of classified and non-performing assets in 2011. Absent the provisions driven by the loan sales, the provision required to cover the net impact of both improved credits and newly identified credit downgrades during 2011 would have been $0.7 million. The reduced level of provisioning reflects improving trends in credit quality as evidenced by the decline in our historical loss rates, in particular over 2011. The Company’s allowance for loan losses declined to 2.99% of gross loans receivable from 3.68% at the end of 2010. The decline was due to: an improvement in the overall credit profile of the Company, including reduced levels of classified and non-performing loans; Management aggressively addressing credit problems during 2011 through work-out processes and the sale of pools of classified and non-performing loans.  The allowance for loan losses increased as a percentage of non-performing loans to 156% at December 31, 2011 from 76% at December 31, 2010, again reflecting the steps that the Company took to reduce the level of non-performing assets in 2011.

The other key contributor to the improvement in earnings in 2011 was the reversal of $1.5 million of deferred tax asset valuation allowance in 2011 as compared to the $7.1 million of deferred tax asset valuation allowance established in 2010.  The partial reversal of allowance in 2011 reflected the impacts of numerous factors, such as improvements in earnings and credit quality that provided adequate positive evidence that $1.5 million of deferred tax asset for which a valuation allowance had been previously established were now more likely than not recognizable as future tax benefits.  See Note 10. Income Taxes, of the notes to the consolidated financial statements, filed in this Form 10-K for a more detailed discussion of the accounting for the Company’s deferred tax valuation allowance.

Operating results for 2011 were also favorably impacted by decreases in non-interest expense levels, which were $4.0 million lower than 2010. The primary reduction in non-interest expense was due to a $2.5 million reduction in the level of write-downs on foreclosed assets. The balance of the expense reduction was attributable to a combination of reductions in salary and benefit costs and regulatory assessment costs. The favorable impacts from reductions in non-interest expense were partially offset by declines in non-interest income of $1.0 million.  The decline in non-interest income was largely due to a one-time gain on the extinguishment of debt, totaling $1.7 million, which was recognized in the second quarter of 2010 related to retirement of junior subordinated debentures, and the net impact in 2011 of a $0.6 million increase in losses recognized on the sale of foreclosed asset, partially offset by a $1.2 million increase in gains realized on the sale of investment securities. Please see “Non-Interest Income”, and “Non-Interest Expense” under Results of Operations, below, for additional information related to these components of operating income.

The Company believes that the operating results for 2011 better reflect the core earnings of the Company relative to the earnings in 2010 and 2009, which were adversely impacted by the credit issues brought on by the recent financial crisis and resulting national recession.  These trends are not only a result of what appears to be the first signs of some degree of stabilization in the local economies in which the Company operates, but also from improvements realized in asset quality through a combination of sales of classified assets and improvement in credit quality during the year.

The improvements in asset quality since December 31, 2010 are evidenced by:

•	the $27.9 million decline in classified assets,
•	the $22.2 million decline in impaired loans,
•	the improvement in the coverage of the allowance for loan loss as a percentage of non-performing loans to 156% from 76% at December 31, 2010,
•	the decline in special mention risk graded loan balances from $55.0 million at December 31, 2010 to $39.3 million at December 31, 2011,
•	the decline in OREO balances outstanding from $6.7 million at December 31, 2010 to $0.9 million at December 31, 2011.

While the Company is cautiously optimistic about the current positive trends in credit quality that we have experienced in 2011, it is unclear as to how the uncertainties in the global economy could impact the local economy, if at all.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies Management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements filed in this Form 10-K. The following discussions should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, appearing in Item 8 of this Form 10-K.

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

Allowance for Loan Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the allowance for loan losses and the value of foreclosed real estate, Management obtains independent appraisals for significant properties.  While Management uses available information to recognize losses on loans and foreclosed real estate and collateral, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate may change in future periods.  See also Note 4. Allowance for Loan Losses, of the consolidated financial statements filed in this Form 10-K.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance may be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on the Company’s ongoing assessment of the realizability of its deferred tax assets, it reduced the level of valuation allowance in 2011.  See also Note 10. Income Taxes, of the consolidated financial statements filed in this Form 10-K.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See also Note 18. Fair Value of Assets and Liabilities, of the consolidated financial statements filed in this Form 10-K.

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

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2011, 2010 and 2009.  The average balance of non-accruing loans has been included in loan totals.

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2011			December 31, 2010			December 31, 2009
		Yield/	Income/		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets
Investments with other banks	$58	1.72%	$1	$119	1.68%	$2	$119	2.52%	$3
Interest bearing due from banks	16,343	0.18%	30	38,630	0.23%	90	16,950	0.29%	49
Federal funds sold	700	0.00%	-	4,414	0.11%	5	14,555	0.14%	21
Investment securities taxable	194,761	2.75%	5,361	156,911	3.46%	5,422	67,197	4.55%	3,060
Investment securities non taxable	36,888	4.04%	1,490	26,664	4.30%	1,146	20,589	4.35%	896
Loans (1) (2)	667,606	6.19%	41,345	709,253	6.22%	44,129	709,919	6.41%	45,530
Total interest earning assets	916,356	5.26%	48,227	935,991	5.43%	50,794	829,329	5.98%	49,559

Allowance for loan losses	(22,895)			(20,698)			(12,342)
Other assets	83,527			79,930			70,641

Total assets	$976,988			$995,223			$887,628

Interest Bearing Liabilities
Interest bearing demand	$64,187	0.15%	$95	$70,935	0.50%	$352	$66,652	0.82%	$548
Savings	32,153	0.14%	46	27,739	0.26%	73	24,665	0.24%	60
Money market	275,278	0.50%	1,367	281,754	1.00%	2,813	222,343	1.44%	3,207
Time deposits	214,677	1.39%	2,974	232,450	1.81%	4,210	220,120	2.30%	5,069
Total interest bearing deposits	586,295	0.76%	4,482	612,878	1.22%	7,448	533,780	1.66%	8,884
Federal funds purchased	-	0.00%	-	-	0.00%	-	188	1.06%	2
Securities sold under agreement to repurchase	-	0.00%	-	-	0.00%	-	650	0.15%	1
Federal Home Loan Bank borrowing	38,527	0.97%	372	62,041	0.54%	332	76,953	0.76%	588
Federal Reserve Bank borrowing	-	0.00%	-	-	0.00%	-	14	0.49%	-
Junior subordinated debentures	8,248	2.05%	169	10,479	2.34%	245	13,403	4.28%	574
Other secured borrowing	3	0.00%	-	445	4.94%	22	-	0.00%	-
Total borrowed funds	46,778	1.16%	541	72,965	0.82%	599	91,208	1.28%	1,165
Total interest bearing liabilities	633,073	0.79%	5,023	685,843	1.17%	8,047	624,988	1.61%	10,049
Non interest bearing demand	208,646			178,096			167,226
Total funding	841,719	0.60%	5,023	863,939	0.93%	8,047	792,214	1.27%	10,049
Other liabilities	10,445			9,419			8,465
Total liabilities	852,164			873,358			800,679

Stockholders’ Equity
Total stockholders’ equity	124,824			121,865			86,949

Total liabilities and stockholders’ equity	$976,988			$995,223			$887,628

Net interest margin (3)		4.71%			4.57%			4.76%

Interest rate spread		4.47%	$43,204		4.26%	$42,747		4.37%	$39,510

(1) Non-accruing loans have been included in total loans.

(2) Loan fees of $354; $656; $918  for the years ending December 31, 2011, 2010, and 2009 respectively have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

Discussion of 2011 Compared to 2010

At December 31, 2011, average earning assets were approximately $19.6 million lower than that reported at December 31, 2010.  This decline was driven by a $41.6 million reduction in the level of net loans outstanding, due in large part to $25.8 million of loan sales completed in 2011 (including the impacts of the $5.9 million of loans transferred to held for sale status at December 31, 2011 and subsequently sold in January 2012), and $22.3 million decline in interest bearing funds due from banks, both of which were partially offset by an increase in investment securities, which increased by $48.1 million over 2010.  The decline in the overall average earning assets and the change in mix between loans and investment securities were the primary factors contributing to the decline in interest income and yield in 2011, as higher yielding loans that were sold or paid down in 2011, were replaced by lower yielding investment securities.

We continued to experience tepid loan demand through most of 2011, which when combined with increased competition for quality lending opportunities has contributed to the contraction in the loan portfolio in 2011, as customer pay-down activity and the sale of classified and non-performing loans has outpaced new loan production.  However, we began to see an increase in loan demand at year end which we anticipate will continue in 2012. Yields on the loan portfolio in 2011 were essentially flat compared to 2010, as the impacts of originating and renewing loans in the current historically low interest rate environment, which placed some level of downward pressure on rates, were substantially offset by a 62% reduction in the level of non-performing loans. Total forgone interest on impaired loans (including interest reversed when a loan is initially placed on non-accrual and all interest income lost prospectively) was approximately $1.7 million for 2011, impacting the yield on earning assets by approximately 25 basis points, a decline of $1.3 million and 7 basis points from 2010.

At December 31, 2011, average interest bearing liabilities decreased $52.8 million as compared to December 31, 2010.  The decline was largely caused by a reduction in the level of federal home loan bank (“FHLB”) borrowings, which declined $23.5 million and time deposits, which declined $17.8 million.  Time deposits and FHLB borrowings tend to be the higher cost elements of our interest bearing liabilities, therefore the decline in such balances led to a significant decline in the amount of interest expense and the cost associated with our interest bearing liabilities.  Interest expense declined $3.0 million from 2010 to $5.0 million in 2011 and the average rate declined 38 basis points to .79%.

As a result of the interplay of the above factors, we realized an increase in both net interest income and net interest margin in 2011 as compared to 2010.

Discussion of 2010 Compared to 2009

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

During 2010, the Company transferred $54.4 million in loans to non-accrual status, which resulted in interest reversals of $0.6 million, contributing to the year over year decline in interest and fees earned on loans as compared to 2009.  Furthermore, average impaired loan balances in 2010 were approximately $11.4 million higher than that reported for 2009, which placed additional pressure on loan portfolio yields in 2010.  Total forgone interest on impaired loans (including interest reversed when a loan is initially placed on non-accrual and all interest income lost prospectively) totaled approximately $3.0 million for 2010, impacting the yield on earning assets by approximately 32 basis points.  For 2009 forgone interest totaled $1.3 million and impacted the yield on earning assets by 16 basis points.

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

The lower overall yield on the loan portfolio, coupled with an increase in lower yielding investment securities in 2010 resulted in lower earning asset yields, which more than offset savings realized by reducing the cost of our deposit base, leading to a year over year decline in the net interest margin in 2010 as compared to 2009.

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of such change attributable to changes in average balances (volume) or changes in interest rates for the three years ended December 31, 2011, 2010 and 2009:

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2011			December 31, 2010			December 31, 2009
(dollar amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Investments with other banks	$(1)	$-	$(1)	$-	$(1)	$(1)	$(3)	$(2)	$(5)
Interest bearing due from	(58)	(2)	(60)	51	(10)	41	49	-	49
Federal funds sold	(6)	1	(5)	(18)	2	(16)	81	(200)	(119)
Investment securities taxable	1,164	(1,225)	(61)	3,251	(889)	2,362	1,178	(341)	837
Investment securities non-taxable (1)	632	(111)	521	396	(17)	379	232	3	235
Taxable equivalent adjustment (1)	(215)	38	(177)	(135)	6	(129)	(79)	(1)	(80)
Loans	(2,587)	(197)	(2,784)	(43)	(1,358)	(1,401)	3,680	(5,188)	(1,508)

Net (decrease) / increase	(1,071)	(1,496)	(2,567)	3,502	(2,267)	1,235	5,138	(5,729)	(591)
Interest expense:
Savings, NOW, money market	(76)	(1,654)	(1,730)	711	(1,288)	(577)	292	(852)	(560)
Time deposits	(340)	(896)	(1,236)	270	(1,129)	(859)	1,679	(1,938)	(259)
Other borrowings	(170)	188	18	(102)	(133)	(235)	(38)	(1,352)	(1,390)
Federal funds purchased	-	-	-	(1)	(1)	(2)	(52)	(33)	(85)
Long term borrowings	(56)	(20)	(76)	(143)	(186)	(329)	-	(221)	(221)

Net (decrease) / increase	(642)	(2,382)	(3,024)	735	(2,737)	(2,002)	1,881	(4,396)	(2,515)

Total net increase / (decrease)	$(429)	$886	$457	$2,767	$470	$3,237	$3,257	$(1,333)	$1,924

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Provision for Loan Losses

As more fully discussed in Note 4. Allowance for Loan Losses, of the consolidated financial statements, filed in this Form 10-K, the allowance for loan losses has been established by Management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety.  The allowance is maintained at a level considered by Management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses will likely vary from current estimates. The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Company’s best estimate of the allowance necessary to provide for probable estimable losses in the portfolio as of the balance sheet date. As of December 31, 2011, the Company’s allowance for loan losses represented 2.99% of total gross loans and 156% of loans identified as non-performing.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of 2011 Compared to 2010

The Company’s provision for loan losses was $6.1 million for the year ended December 31, 2011.  This represents a decrease of $25.5 million as compared to that reported in 2010.  The decrease in the provisions for loan losses can be attributed to: 1) a deceleration in the amount of required provisions due to efforts taken to date to identify and address potential credit issues, 2) a decrease in the amount of classified and non-performing loans through structured problem loan sales executed in 2011 and the overall improving quality of the loan portfolio, as evidenced by the improvements in the loss history over the last year, 3) enhanced procedures around the issuance of new credit over the last couple of years and 4) early signs that the local economies, in which it operates, may be stabilizing after a prolonged period of recession and stagnant recovery, based on recent reports on improved unemployment levels and modest upward trends in commercial real estate leasing activity.

Discussion of 2010 Compared to 2009

Provisions for loan losses in 2010 were $7.5 million higher than that reported for 2009, which is reflective of additional credit losses the Company incurred during 2010 as well as continued weakness in economic conditions.  See the discussion of the Allowance for Loan and Leases Losses later in this Management’s Discussion and Analysis for further details on the 2010 provision for loan losses.

Non-Interest Income

The table below sets forth changes for 2011, 2010 and 2009 in non-interest income:

	For The Years Ended			Variances
	December 31,			2011		2010
(dollar amounts in thousands)	2011	2010	2009	dollar	percentage	dollar	percentage
Fees and service charges	$2,453	$2,428	$2,965	$25	1.0%	$(537)	-18.1%
Mortgage gain on sale and origination fees	2,645	3,271	2,470	(626)	-19.1%	801	32.4%
Debit/credit card fee income	1,632	1,447	1,156	185	12.8%	291	25.2%
Earnings on bank owned life insurance	596	585	504	11	1.9%	81	16.1%
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	-	(1,214)	(1,956)	1,214	-100.0%	742	-37.9%
Non credit related losses recognized in other comprehensive income	-	1,007	1,584	(1,007)	-100.0%	(577)	-36.4%
Net impairment losses on investment securities	-	(207)	(372)	207	-100.0%	165	-44.4%
Gain / (loss) on sale of investment securities	1,983	783	333	1,200	153.3%	450	135.1%
(Loss) / gain on sale of other real estate owned	(543)	24	(280)	(567)	-2362.5%	304	-108.6%
Gain on extinguishment of debt	-	1,700	-	(1,700)	-100.0%	1,700	0.0%
Other income	964	716	639	248	34.6%	77	12.1%

Total	$9,730	$10,747	$7,415	$(1,017)	-9.5%	$3,332	44.9%

Discussion of 2011 Compared to 2010

The decrease in non-interest income in 2011 as compared to 2010 was largely due to the $1.7 million one-time gain recognized on the extinguishment of $5.2 million of subordinated debt in 2010, as the Company reduced this higher cost debt in an effort to improve overall net interest income, as noted above.  See also Note 9. Borrowings, of the consolidated financial statements, filed in this Form 10-K for additional discussion concerning the extinguishment of these borrowings.

In addition, we experienced a $0.6 million decline in gains and fees attributable to mortgage sales, reflecting lower demand for new and refinance mortgages over most of the year. Although the volume of mortgages funded in 2011 was lower than 2010, with the decline in mortgage rates in the second half of the 2011, which fell to new historical levels, and incremental staff being added to the mortgage team, mortgage funding levels increased in the second half of 2011 as compared to the first half of the year.  Lastly, we experienced an increase in the level of loss on the sale of other real estate owned, as we dramatically reduced the level of foreclosed assets through the sales of such properties, as part of our strategy to reduce non-earning assets in 2011. Partially offsetting these declines in non-interest income was a $1.2 million increase in gains on sales of investment securities, as the investment portfolio in whole returned to a net unrealized gain position and securities were sold, as part of our strategy to change the overall mix of the portfolio in an effort to improve the total return on invested funds, yielded higher gains.

Discussion of 2010 Compared to 2009

The majority of the of the increase in non-interest income in 2010 as compared to 2009 was attributable to a $1.7 million one-time gain realized on the extinguishment of $5.2 million of subordinated debt.  In addition, we realized a $0.8 million increase in gain and fee income from the sale of mortgages, as the historically low interest environment resulted in renewed activity in the refinance markets for home mortgages. This in conjunction with further expansion of the mortgage origination team led to increased volume in 2010 and consequently higher fee income.

The other factors that contributed to the variance in non-interest income in 2010 as compared to 2009 included an increase in debit/credit card transaction and interchange fee income of $0.3 million or 25.2% in 2010.  The Company attributes this growth to an increase in related transactions as well as additional core deposit relationships the Bank obtained during 2010.  The increase in gain on sale of investment securities of $0.5 million was largely consistent with improvements in the overall performance of the investment portfolio and the investment market in general. Lastly, we realized a nominal gain on the sale of other real estate owned in 2010 as compared to the $0.3 million loss in 2009. Partially offsetting these favorable changes was a decline in service charges and fee income of $0.5 million or 18.1% in 2010. Management believes the decline within this category can be attributed to better cash management practices by business customers in an effort to control costs in the difficult economic environment.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2011, 2010 and 2009:

	For the Years Ended			Variances
	December 31,			2011		2010
(dollar amounts in thousands)	2011	2010	2009	dollar	percentage	dollar	percentage
Salaries and employee benefits	$17,630	$19,293	$16,719	$(1,663)	-8.6%	$2,574	15.4%
Equipment	1,739	1,653	1,445	86	5.2%	208	14.4%
Occupancy	3,771	3,805	3,472	(34)	-0.9%	333	9.6%
Promotional	668	690	644	(22)	-3.2%	46	7.1%
Data processing	2,975	2,676	2,743	299	11.2%	(67)	-2.4%
OREO related costs	670	689	427	(19)	-2.8%	262	61.4%
Write-downs of foreclosed assets	1,198	3,686	1,514	(2,488)	-67.5%	2,172	143.5%
Regulatory assessment costs	2,360	2,657	1,984	(297)	-11.2%	673	33.9%
Audit and tax advisory costs	779	571	625	208	36.4%	(54)	-8.6%
Directors fees	483	551	355	(68)	-12.3%	196	55.2%
Outside services	1,524	1,712	1,801	(188)	-11.0%	(89)	-4.9%
Telephone / communications costs	358	369	275	(11)	-3.0%	94	34.2%
Amortization of intangible assets	445	514	1,049	(69)	-13.4%	(535)	-51.0%
Stationery and supplies	368	460	431	(92)	-20.0%	29	6.7%
Other general operating costs	2,350	1,957	2,249	393	20.1%	(292)	-13.0%

Total	$37,318	$41,283	$35,733	$(3,965)	-9.6%	$5,550	15.5%

Salaries and Employee Benefits

Salaries and employee benefits are the largest component of the Company’s non-interest expenses. For the years ended December 31, 2011, 2010 and 2009 the total number of full time equivalent employees were 256, 281 and 265, respectively.

Discussion of 2011 Compared to 2010

The $1.7 million reduction in salaries and employee benefits in 2011 was largely due to: a $0.4 million reduction in commission expense in part due to decline in the level of mortgages underwritten in 2011, as well as, the implementation of new compensation plans put in place in 2011; a $0.1 million reduction in bonus compensation due to the elimination of bonuses in 2011 pending the lifting of the Order and Written Agreement; a reduction of $0.4 million due to the establishment of an accrual for compensated absences during the third quarter of 2010; and reductions in other benefit costs of $0.4 million due to changes in plan benefits, refunds received from the benefit providers as part of their commitment to limit medical benefit costs and the percentage of employer contribution for those benefits.

Discussion of 2010 Compared to 2009

The $2.6 million year over year increase can be attributed to further expansion of the Company’s management team and Special Assets department in an effort to address the requirements of the Order and Written Agreement.  Additionally, during 2010 the Company incurred a one-time charge of $0.4 million to update its accrual for compensated absences, contributing further to the year over year increase.

Occupancy and Equipment

Discussion of 2011 Compared to 2010

Occupancy costs in 2011, declined modestly largely due to the closure of one of our smallest branches in 2011 as part of our goal to improve operating efficiency and due to refunds of previously paid property taxes based on approved petitions to reduce the assessed value of the properties the Company owns and leases.

Discussion of 2010 Compared to 2009

The $0.5 million increase within this category can be attributed to: an increase in depreciation expense associated with various leasehold improvements and equipment purchases, higher property tax costs, increased licensing costs associated with various process improvement initiatives throughout the organization, and a decline in sublease rental income resulting from the relocation on one branch office during late 2009.

FDIC and Other Regulatory Fees

Discussion of 2011 Compared to 2010

The decrease in regulatory assessment costs in 2011 of $0.3 million was largely due to a revision to the assessment calculation that went into effect during 2011.  However, the rates remain elevated due in part to the FDIC’s overall increase in rates to help replenish the Deposit Insurance Fund and increased assessments due to the Regulatory Order.

Discussion of 2010 Compared to 2009

For the year ended December 31, 2010, regulatory assessment costs increased $0.7 million over that reported for 2009.    The Bank’s deposit insurance assessment rates increased during 2010 in part because of the Regulatory Order and due to an increase by the FDIC in assessment rates.

Amortization of Intangible Assets

Amortization consists primarily of core deposit intangible amortization for the Hacienda acquisition in October 2003 and the Business First National Bank acquisition in October 2007. The level of amortization is determined pursuant to an analysis prepared by a third party at the time of acquisition to determine the fair value of deposits acquired in accordance with U.S. GAAP and which is updated, if needed by changes in projected run-off rates of acquired core deposits.

Discussion of 2011 Compared to 2010

The decrease in amortization in 2011 of $0.1 million was largely due to modest declines in the level of amortization from the Business First Bank core deposit intangible.

Discussion of 2010 Compared to 2009

The decrease in amortization in 2010 of $0.5 million was largely due to the Hacienda portion of the core deposit intangible becoming fully amortized in 2009.

Director Fees

Discussion of 2011 Compared to 2010

The decrease in fees in 2011 of $0.1 million was due to a decline in the level of fees paid to the chairman of the board of directors.

Discussion of 2010 Compared to 2009

The increase in fees in 2010 was primarily due to increased oversight by the Bank and Company’s board pursuant to the terms of the Consent Order, which resulted in increased fees paid to the chairman of the board, and to an increase in the total number of Board Members.

Write-downs of Foreclosed Assets

Discussion of 2011 Compared to 2010

The decrease in OREO valuation adjustments in 2011 of $2.5 million was due to the fact that much of the write-down on OREO inventory that existed at December 31, 2010 occurred in 2010.  In 2011, most of the OREO inventory was liquidated in conjunction with the Company’s strategy to reduce non-performing assets, which when combined with lower   levels of new additions to OREO in 2011, resulted in  a decline in the level of valuation allowance provisioning in 2011. See also Note 5. Other Real Estate Owned, of the consolidated financial statements, filed in this Form 10-K.

Discussion of 2010 Compared to 2009

2010 marked the peak of foreclosure activity and therefore the level of foreclosed asset holdings dramatically increased in 2010.  In conjunction with this increased foreclosure activity, the Company continued to refine the value of the foreclosed assets throughout the year, as new appraisal information became available on the value of the collateral, resulting in increased levels of write-downs during the 2010.

Provision for Income Taxes

The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include, but are not limited to, tax-exempt municipal interest income and earnings on bank-owned life insurance.  For 2011, the Company recorded a tax provision of $1.8 million.  For the years ended December 31, 2010 and 2009 the Company recorded an income tax benefit of $1.8 million and $5.8 million, respectively.

The Company’s effective tax rate for the years ended December 31, 2011, 2010 and 2009 was 19.1%, (9.1)% and (45.2)%, respectively. During 2010 the Company established a valuation allowance for a portion of its deferred tax assets of $7.1 million as of December 31, 2010.  The establishment of this valuation allowance resulted in a reduction in the income tax benefit the Company recorded in 2010, which would have been (45.9)% before the impact of the valuation allowance adjustment.  In 2011, the Company reassessed the level of valuation allowance required against its deferred tax assets and determined that based on the return to profitability over all four quarters of 2011, as well as the Company’s ability to forecast positive earnings for the foreseeable future that $1.5 million of the valuation allowance could be reversed.  As a result, the income tax provision for 2011 was reduced by $1.5 million, thereby lowering the effective tax rate for 2011. Exclusive of the reversal of $1.5 million of deferred tax asset valuation allowance, the effective tax rate would have been 34.8%.  The effective tax rate for the year ended December 31, 2009 was impacted significantly by the substantial provisions the Bank made to the allowance for loan losses during those years, significantly reducing pre-tax income.  See also Note 10. Income Taxes, of the consolidated financial statements, filed in this Form 10-K for a more detailed discussion concerning the valuation allowance the Company established for a portion of its deferred tax assets.

Financial Condition

The Company saw an improvement in its overall financial condition in 2011.  A discussion of each of the key elements of our financial condition follows:

Loans

Impact of Market Condition on Lending

Despite the recent signs of some stabilization in the local economies, in which it operates, loan demand remained tepid for the much of 2011, which was the primary factor in the contraction in the loan portfolio during 2011 and 2010.  It should be noted that near year-end 2011 loan demand appeared to be increasing.  We anticipate this trend to continue into 2012. The secondary factor that contributed to the 2011 decline in net loans was $25.8 million of problem loan sales, which occurred during the year.  Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the national, state and local economies may further impact local borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, Management continues to closely monitor credit trends and leading indicators for additional signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

Credit Quality

The Company’s primary business is the extension of credit to individuals and businesses and safekeeping of customers’ deposits. The Company’s policies concerning the extension of credit require risk analyses including an extensive evaluation of the purpose for the loan request and the borrower’s ability and willingness to repay the Bank as agreed. The Company also considers other factors when evaluating whether or not to extend new credit to a potential borrower. These factors include the current level of diversification in the loan portfolio and the impact that funding a new loan will have on that diversification, legal lending limit constraints and any regulatory limitations concerning the extension of certain types of credit.

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

See also Note 3. Loans, of the consolidated financial statements, filed in this Form 10-K, for a more detailed discussion concerning credit quality, including the Company’s related policy.

Summary of Loan Portfolio

At December 31, 2011, total gross loan balances were $646.3 million.  This represents a decline of approximately $31.0 million or 4.6% from the $677.3 million reported at December 31, 2010.  The current year decline in total gross loans was most significantly impacted by $25.8 million in problem loan sales.  Exclusive of the loan sales, loan pay-downs, charge-offs and transfers to foreclosed collateral associated with the work through of certain problem credits, were largely offset by new loans issued during the year.

The table below sets forth the composition of the loan portfolio as of December 31, 2011, 2010, 2009, 2008 and 2007:

	2011		2010		2009		2008		2007
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Secured
Multi-family residential	$15,915	2.5%	$17,637	2.6%	$20,631	2.8%	$16,206	2.4%	$12,779	2.1%
Residential 1 to 4 family	20,839	3.2%	21,804	3.2%	25,483	3.5%	23,910	3.5%	24,326	4.0%
Home equity line of credit	31,047	4.8%	30,801	4.5%	29,780	4.1%	26,409	3.9%	17,470	2.8%
Commercial	357,499	55.4%	348,583	51.6%	337,940	46.5%	285,631	41.8%	274,266	44.7%
Farmland	8,155	1.3%	15,136	2.2%	13,079	1.8%	10,723	1.6%	11,557	1.9%
Total real estate secured	433,455	67.2%	433,961	64.1%	426,913	58.7%	362,879	53.2%	340,398	55.5%

Commercial
Commercial and industrial	141,065	21.8%	145,811	21.6%	157,270	21.6%	157,674	23.1%	134,178	21.8%
Agriculture	15,740	2.4%	15,168	2.2%	17,698	2.4%	13,744	2.0%	11,367	1.9%
Other	89	0.0%	153	0.0%	238	0.0%	620	0.1%	535	0.1%
Total commercial	156,894	24.2%	161,132	23.8%	175,206	24.0%	172,038	25.2%	146,080	23.8%

Construction
Single family residential	13,039	2.0%	11,525	1.7%	15,538	2.1%	11,414	1.7%	10,239	1.6%
Single family residential - Speculative	8	0.0%	2,391	0.4%	3,400	0.5%	15,395	2.3%	18,718	3.1%
Tract	-	0.0%	-	0.0%	2,215	0.3%	2,431	0.4%	1,664	0.3%
Multi-family	1,669	0.3%	2,218	0.3%	2,300	0.3%	5,808	0.9%	9,054	1.5%
Hospitality	-	0.0%	-	0.0%	14,306	2.0%	18,630	2.7%	16,784	2.7%
Commercial	8,015	1.2%	27,785	4.1%	27,128	3.7%	21,484	3.2%	30,677	5.0%
Total Construction	22,731	3.5%	43,919	6.5%	64,887	8.9%	75,162	11.2%	87,136	14.2%

Land	26,454	4.1%	30,685	4.5%	52,793	7.2%	61,681	9.1%	31,064	5.1%
Installment loans to individuals	6,479	1.0%	7,392	1.1%	8,327	1.1%	7,851	1.2%	7,977	1.3%
All other loans (including overdrafts)	273	0.0%	214	0.0%	553	0.1%	536	0.1%	562	0.1%

Total gross loans	$646,286	100.0%	$677,303	100.0%	$728,679	100.0%	$680,147	100.0%	$613,217	100.0%
Deferred loan fees	1,111		1,613		1,825		1,701		1,732
Allowance for loan losses	19,314		24,940		14,372		10,412		6,143

Total net loans	$625,861		$650,750		$712,482		$668,034		$605,342

Loans held for sale	$21,947		$11,008		$9,487		$7,939		$902

Real Estate Secured

The following provides a break-down of the Bank’s real estate secured portfolio as of December 31, 2011:

	December 31, 2011				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$40,610	$289	$40,899	9.0%	33.1%	50	$5,000
Professional	56,283	96	56,379	12.4%	45.6%	84	10,000
Hospitality	101,191	850	102,041	22.4%	82.6%	45	10,692
Multi-family	15,915	-	15,915	3.5%	12.9%	20	3,128
Home equity lines of credit	31,047	19,489	50,536	11.1%	40.9%	329	1,340
Residential 1 to 4 family	20,839	68	20,907	4.6%	16.9%	62	2,400
Farmland	8,155	449	8,604	1.9%	7.0%	16	2,693
Healthcare / medical	23,481	-	23,481	5.2%	19.0%	31	7,500
Restaurants / hospitality	6,854	73	6,927	1.5%	5.6%	13	2,541
Commercial	117,149	546	117,695	25.7%	95.4%	128	6,720
Other	11,931	161	12,092	2.7%	9.8%	19	2,100

Total real estate secured	$433,455	$22,021	$455,476	100.0%	368.8%	797	$10,692

(1) Amount reported reflects the original loan amount for the single largest loan that remains oustanding as of December 31, 2011.

At December 31, 2011, real estate secured balances were $433.5 million or $0.5 million lower than that reported at December 31, 2010.  The year over year decrease can be attributed to decreases across substantially all segments of the real estate secured loan portfolio, except commercial real estate, which experienced a net increase of $8.9 million.  The primary factor behind the increase in commercial real estate can be attributed to transfers from the construction segment upon project completion and new loans issued, net of pay downs, totaling $34.2 million, which were partially offset by a $18.9 million reduction due to the problem loan sales, $2.6 million of loans transferred to OREO and $3.8 million in loan charge-offs on non-performing loans, during 2011.  The increase in secured commercial loans was partially offset by declines in farmland loans due to the pay-off of a large loan and other net pay-downs totaling $5.3 million and the sale of a $1.7 million loan, and in residential 1-4 family loans due in part to the sale of a $0.2 million loan as part of the problem loan sales in 2011, while the balance of the year to date change was due to pay downs and pay-offs, net of new loans issued during 2011.  Home equity lines of credit increased approximately $0.2 million due to new net line draws of $1.4 million, partially offset by charge-offs and transfers to OREO totaling $1.2 million.

At December 31, 2011, real estate secured balances as well as related unfunded commitments represented 369% of the Bank’s total risk-based capital which is down from 413% reported at December 31, 2010.  The year over year decline can be attributed to the additional capital from positive earnings in 2011 as well as the $3.2 million reduction in the total bank exposure as of December 31, 2011.

At December 31, 2011, $152.3 million or 35.1% of real estate secured balances were owner occupied.  This compares to $162.1 million or 37.3% of total real estate secured balances reported at December 31, 2010.

Commercial

Commercial loans, primarily consisting of commercial and industrial (“C&I”) and agricultural loans, totaled $156.9 million at December 31, 2011.  This represents a decline of $4.2 million from that reported at December 31, 2010.

C&I

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio by industry served as of December 31, 2011:

	December 31, 2011			Percent of Bank			Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$3,607	$4,138	$7,745	3.6%	6.3%	30	$2,000
Oil gas and utilities	1,617	921	2,538	1.2%	2.1%	5	988
Construction	22,889	16,994	39,883	18.6%	32.3%	157	5,438
Manufacturing	11,859	8,407	20,266	9.5%	16.4%	92	1,675
Wholesale and retail	10,827	5,786	16,613	7.8%	13.4%	118	1,174
Transportation and warehousing	2,029	862	2,891	1.4%	2.3%	37	596
Media and information services	5,442	2,814	8,256	3.9%	6.7%	27	1,700
Financial services	8,831	2,117	10,948	5.1%	8.9%	48	1,580
Real estate / rental and leasing	18,160	11,649	29,809	13.9%	24.1%	101	3,500
Professional services	17,613	8,559	26,172	12.2%	21.2%	149	2,845
Healthcare / medical	11,849	6,951	18,800	8.8%	15.2%	114	11,464
Restaurants / hospitality	22,128	2,384	24,512	11.5%	19.8%	96	6,000
All other	4,214	1,232	5,446	2.5%	4.4%	78	1,200

Commercial and industrial	$141,065	$72,814	$213,879	100.0%	173.2%	1,052	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains oustanding as of December 31, 2011.

At December 31, 2011, commercial and industrial loans represented approximately $141.1 million or 21.8% of total gross loan balances.  This represents a decline of approximately $4.8 million or 3.3% as compared to prior year end.  The year to date decline can be attributed to pay-downs and payoffs, net of new advances, across most of the industries within the segment, which totaled $0.4 million in 2011, the impacts of the loan sales during the year which resulted in a $0.4 million reduction in commercial and industrial loan balances, as well as charge-offs and transfers to OREO totaling approximately $4.0 million during 2011.  As a result of these factors, the ratio of total commercial and industrial loan balances, including undisbursed commitments to risk-based capital, declined from 195.1% at December 31, 2010 to 173.2% at December 31, 2011. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which that credit has been extended.

Agriculture

At December 31, 2011, agriculture balances totaled approximately $15.7 million or 2.4% of total gross loan balances, which represents an approximate $0.6 million increase when compared to that reported at December 31, 2010.  At December 31, 2011 and December 31, 2010, agriculture balances represented 12.7% and 13.6%, respectively, of the Bank’s total risk-based capital.

Construction

The following provides a break-down of the Bank’s construction portfolio as of December 31, 2011:

	December 31, 2011			Percent of Bank			Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$13,039	$6,855	$19,894	50.0%	16.1%	14	$5,250
Single family residential - Spec.	8	242	250	0.6%	0.2%	1	250
Multi-family	1,669	-	1,669	4.2%	1.4%	1	1,698
Commercial	8,015	9,985	18,000	45.2%	14.5%	6	7,600

Total construction	$22,731	$17,082	$39,813	100.0%	32.2%	22	$7,600

(1) Amount reported reflects the original loan amount for the single largest loan that remains oustanding as of December 31, 2011.

At December 31, 2011, construction balances represented approximately $22.7 million or 3.5% of total gross loan balances, a decrease of $21.2 million or 48.2% from that reported at December 31, 2010. This decline is related to the transfer of loans into other categories, primarily $2.2 million transferred to real estate secured residential and $16.5 million transferred to real estate secured commercial, upon completion of projects, as well as a $1.3 million residential – spec. real estate construction loan, which was sold as part of the problem loan sales during 2011 and net pay-downs in excess of new funds advanced on construction loans of $1.2 million.  As a result of these factors, the ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 48.1% at December 31, 2010 to 32.2% at December 31, 2011.

Construction loans are typically granted for a one year period and then converted into permanent loans which typically have amortization terms of not more than 30 years, with 10 to 15 year maturities.

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

As of December 31, 2011 there were a total of six loans with interest reserves.  The aggregate interest reserve balance associated with these loans was $0.8 million as of December 31, 2011, compared to the $0.4 million reported at December 31, 2010.  The differences in underwriting practices for loans with interest reserves versus those without interest reserves are nominal.  Construction and development loans are underwritten by examining the various financial and environmental factors specific to the project in need of financing.  The viability of the project is then assessed against the financial strength of the sponsor/guarantor and their historical track record of performance.  This process is essentially the same whether the proposed loan will include an interest reserve or not.

At December 31, 2011 the outstanding balance of loans with an interest reserve totaled $14.8 million, compared to the $18.1 million reported at December 31, 2010. As of December 31, 2011 no loans of this type were non-accruing.

Land

The following provides a break-down of the Bank’s land portfolio as of December 31, 2011:

	December 31, 2011			Percent of Bank			Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$4,845	$-	$4,845	18.3%	3.9%	30	$826
Single family residential - Spec.	212	-	212	0.8%	0.2%	2	165
Tract	11,400	-	11,400	43.1%	9.2%	8	10,673
Commercial	9,115	-	9,115	34.5%	7.4%	17	1,500
Hospitality	882	-	882	3.3%	0.7%	2	644

Total land	$26,454	$-	$26,454	100.0%	21.4%	59	$10,673

(1) Amount reported reflects the original loan amount for the single largest loan that remains oustanding as of December 31, 2011.

At December 31, 2011, land balances represented approximately $26.5 million or 4.1% of total gross loan balances, a decline of $4.2 million or 13.8% from the corresponding balance reported at December 31, 2010.  The decline in land loans is due to the sale of a $1.3 million loan as part of the problem loan sales completed during 2011 and net pay downs of $2.9 million.  As a result of these factors, the ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 28.9% at December 31, 2010 to 21.4% at December 31, 2011.

Installment

At December 31, 2011, the installment loan balances were approximately $6.5 million compared to the $7.4 million reported at December 31, 2010.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances obtained in the acquisition of Business First.  The Bank typically grants such loans to borrowers within the Bank’s primary market area.

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are in place with investors at the time the Company funds them. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At December 31, 2011, mortgage correspondent loans (loans held for sale) totaled approximately $17.7 million, $6.7 million more than that reported at December 31, 2010. The increase in mortgage correspondent loans in 2011 is largely due to mortgage rates falling to new historic lows in the second half of 2011 and increases in sales staffing in the mortgage department, both of which has resulted in an increased volume of mortgages written and subsequently sold.

In addition to the mortgage correspondent loans, the Company also had $4.3 million of loans, primarily commercial real estate loans that were under contract for sale as of December 31, 2011, which subsequently closed in mid-January 2012.  Prior to transferring the loans to held for sale, the Company charged them down from their book balance at the time the sale was negotiated of $5.9 million to their fair value as evidenced by the sales agreement price of $4.3 million.

Foreign Loans

At December 31, 2011, there were no foreign loans outstanding.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio as well as information about fixed and variable rate loans at December 31, 2011.  Loans currently at or below their floor were classified as fixed in the table below:

			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
(dollar amounts in thousands)	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$418	$-	$5,015	$2,130	$6,136	$2,216	$15,915
Residential 1 to 4 family	2,006	1,002	5,850	5,841	3,527	2,613	20,839
Home equity line of credit	16,338	48	151	200	1,137	13,173	31,047
Commercial	25,860	13,555	52,559	57,984	204,639	2,902	357,499
Farmland	1,198	1,129	1,530	287	3,904	107	8,155
Commercial
Commercial and industrial	32,352	54,123	16,876	26,959	10,334	421	141,065
Agriculture	5,898	5,415	895	81	3,451	-	15,740
Other	3	4	-	82	-	-	89
Construction
Single family residential	6,195	3,271	2,828	-	745	-	13,039
Single family residential - Spec.	-	8	-	-	-	-	8
Multi-family	-	1,669	-	-	-	-	1,669
Commercial	2,087	5,928	-	-	-	-	8,015
Land	8,641	11,108	5,814	387	504	-	26,454
Installment loans to individuals	1,171	1,076	983	1,173	964	1,112	6,479
All other loans (including overdrafts)	273	-	-	-	-	-	273

Total loans, gross	$102,440	$98,336	$92,501	$95,124	$235,341	$22,544	$646,286

Variable rate loans	47,832	15,573	26,429	14,030	910	-	104,774
Fixed rate loans	54,608	82,763	66,072	81,094	234,431	22,544	541,512

Total loans, gross	$102,440	$98,336	$92,501	$95,124	$235,341	$22,544	$646,286

Allowance for Loan and Lease Losses

As previously mentioned, the Company maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable losses incurred as of the balance sheet date. The allowance is comprised of three components: specific credit allocation, general portfolio allocation and qualitatively determined allocation. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 4. Allowance for Loan Losses, of the consolidated financial statements, filed in this Form 10-K for a detailed discussion concerning the Company’s methodology for determining an adequate allowance for loan losses. Please also see Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements, filed in this Form 10-K for additional discussion concerning the allowance for loan losses, loan charge-offs, and credit risk management.

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio. However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio as well as the percentage that each major category’s allowance represents as a percentage of  gross loan balances in that category as of December 31, 2011, 2010, 2009, 2008 and 2007:

	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$87	0.5%	$118	0.7%	$119	0.6%	$250	1.5%	$129	1.0%
Residential 1 to 4 family	397	1.9%	447	2.1%	264	1.0%	364	1.5%	246	1.0%
Home equity line of credit	421	1.4%	219	0.7%	179	0.6%	406	1.5%	172	1.0%
Commercial	8,511	2.4%	10,862	3.1%	6,081	1.8%	4,354	1.5%	2,747	1.0%
Farmland	229	2.8%	239	1.6%	208	1.6%	167	1.6%	117	1.0%
Total real estate secured	9,645	2.2%	11,885	2.7%	6,851	1.6%	5,541	1.5%	3,411	1.0%

Commercial
Commercial and industrial	6,200	4.4%	9,024	6.2%	4,635	2.9%	2,405	1.5%	1,339	1.0%
Agriculture	349	2.2%	482	3.2%	178	1.0%	208	1.5%	117	1.0%
Other	-	0.0%	1	0.7%	1	0.4%	10	1.6%	6	1.1%
Total commercial	6,549	4.2%	9,507	5.9%	4,814	2.7%	2,623	1.5%	1,462	1.0%

Construction
Single family residential	139	1.1%	632	5.5%	304	2.0%	177	1.6%	98	1.0%
Single family residential - Spec.	-	0.0%	75	3.1%	46	1.4%	239	1.6%	190	1.0%
Tract	-	0.0%	-	0.0%	190	8.6%	42	1.7%	18	1.1%
Multi-family	148	8.9%	349	15.7%	90	3.9%	94	1.6%	92	1.0%
Hospitality	-	0.0%	-	0.0%	107	0.7%	281	1.5%	166	1.0%
Commercial	201	2.5%	297	1.1%	270	1.0%	333	1.5%	307	1.0%
Total construction	488	2.1%	1,353	3.1%	1,007	1.6%	1,166	1.6%	871	1.0%

Land	2,416	9.1%	2,000	6.5%	1,644	3.1%	947	1.5%	313	1.0%
Installment loans to individuals	175	2.7%	166	2.2%	40	0.5%	125	1.6%	80	1.0%
All other loans (including overdrafts)	41	15.0%	29	13.6%	16	2.9%	10	1.9%	6	1.1%

Total allowance for loan losses	$19,314	3.0%	$24,940	3.7%	$14,372	2.0%	$10,412	1.5%	$6,143	1.0%

Allocation of the Allowance for Loan Losses

The allowance for loan losses decreased in 2011 as compared to December 31, 2010 by $5.6 million, due to improvement in the credit quality of the loan portfolio, which resulted from management’s efforts in 2011 to reduce classified loans, including non-performing loans, through loan sales and the work out of credit matters with borrowers.  The decline in the allowance also reflects improvements in the level of special mention risk graded loans in 2011, due to the improvement in the credit quality of several large borrowers and the workout of credit issues on other loans.  During 2011, the Company has also experienced some stabilization in both general economic conditions and real estate valuations, and a reduced level of new transfers of loans to non-performing status, which when combined with the sale of non-performing loans in 2011 has resulted in a decline in the overall allowance for loan losses.

The allowance for loan loss allocated to the commercial real estate segment of the portfolio declined by $2.4 million from $10.9 million at December 31, 2010 to $8.5 million at December 31, 2011.  This decline was driven primarily in an improvement in the level of classified loans in the commercial real estate segment, which fell by 41.4% from $48.6 million at December 31, 2010 to $28.5 million at December 31, 2011.  The C&I segment of the loan portfolio was the other segment that experienced a major decline in its allocation in the allowance for loan losses. This allowance for loan loss allocation declined by $2.8 million from $9.0 million at December 31, 2010 to $6.2 million at December 31, 2011.  This decline was driven primarily by an improvement in the level of classified loans in the C&I segment which fell by 46.3% from $12.1 million at December 31, 2010 to $6.5 million at December 31, 2011.  The decline in the C&I portion of the portfolio was also driven by improvements in the historical loss history during 2011, which factors into the determination of the general reserve component of the allowance for loan loss.  The allocation of allowance for loan loss related to the construction segment of the loan portfolio declined by $0.9 million from $1.4 million at December 31, 2010 to $0.5 million at December 31, 2011.  The construction segment of the loan portfolio declined by 48.2% over 2011 and classified construction loans fell by 14.2% accounting for the decline in allowance for loan loss allocation to this loan portfolio segment.  Despite the decline in the total dollar amount of the allowance for loan losses, it has increased as a percentage of non-accrual loans to 156.2% at December 31, 2011, as compared to 76.0% at December 31, 2010.  This significant improvement is due to the reduction of non-performing loans.

The balance of the allowance for loan losses peaked in 2010 in large part due to actions taken in the last three quarters of 2010.  These actions in 2010 were targeted in three main segments: real estate secured, commercial and industrial, and land. The allocation of the allowance for loan losses to the real estate secured segment of the loan portfolio in 2010 increased due in large part to higher balances of classified real estate loans, which led to an increase in specific credit reserves within this segment, increased levels of credit losses and the continued weakness in local and state economic conditions.  Contributing further to the 2010 increase in the allocation to the real estate secured segment of the portfolio was an increase in watch list credits within this segment, specifically within commercial real estate.  Increases in the allocation to commercial and industrial balances in 2010 can be attributed in large part to higher credit losses within this segment in conjunction with the continued weakened state of economic conditions. A reduction in the allocation to the land segment of the loan portfolio in 2010 can be attributed in part to lower levels of classified balances within this segment as well as the charge-off of specific reserves.

Although we have experienced some stabilization in general economic conditions and real estate values in 2011, should the local market experience further deterioration in economic conditions or credit quality of the segments mentioned above it may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At December 31, 2011, the balance of classified loans was approximately $53.9 million.  This compares to the $75.5 million in classified loan balances reported at December 31, 2010.  The decline in the level of classified loans is due in part to the upgrade of several loans, totaling $27.3 million, in 2011 resulting from the improved condition of the borrower and the impacts of the loan sales and pay downs, which aggregated $37.5 million in 2011. These reductions in classified loans were partially offset by net downgrades of $43.2 million of new loans to substandard status during the period.

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

Net charge-offs to average loans for 2011 were 1.75%.  This compares to 2.96% reported in 2010.  At December 31, 2011, the allowance for loan losses represented 2.99% of total gross loans compared to 3.68% reported at December 31, 2010.  The decline in the allowance as a percentage of gross loans reflects management’s efforts to reduce the level of non-accruing loans in 2011, as well as trends in the overall loan portfolio in which we have seen declines in the levels of past due loans and loans that are identified as special mention, substandard and doubtful (See Note 3. Loans and Note 4. Allowance for Loan Losses, of the consolidated financial statements, filed in this Form 10-K filing for additional details).  While the allowance for loan losses as a percentage of gross loans declined in 2011, the allowance for loan losses as a percentage of non-performing loans increased significantly to 156% at December 31, 2011 from 76% at December 31, 2010.

As of December 31, 2011, Management believes the allowance for loan losses was sufficient to cover probable losses inherent in the Company’s loan portfolio.

Summary of Credit Losses

Loans charged-off during 2011 totaled approximately $14.1 million.  This compares to charge-offs of approximately $23.9 million reported in 2010.  The decrease in charge-offs in 2011 as compared to prior year is due in large part to elevated charge-off levels in the second and third quarters of 2010, when we recorded charge-offs equal to 100% of our current basis in several loans in our portfolio.  These 100% charge-offs were recorded due to the prolonged deterioration in the borrowers’ ability to repay and the lack of viable collateral to continue to justify any level of recoverability against these loans.  Of the 2011 charge-off activity, $7.2 million were made to write-down problem loans to their estimated fair values, which equaled the agreed upon sales price of such loans.

For the year ended December 31, 2010, charge-offs totaled $23.9 million, representing an increase of $3.6 million or 18.1% from that reported for 2009.  Losses occurred primarily in the commercial and industrial, commercial real estate, and construction / land segments of the portfolio.  The charge-offs in these segments were driven by a few discrete credit issues in each segment that required the full charge-off of the entire balance of the loan due to the specific facts and circumstances of each loan, as opposed to wholesale issues across each segment.  Net charge-offs totaled $21.0 million and increased $0.9 million or 4.3% during 2010 from that reported for 2009.

The following table provides an analysis of the allowance for loan losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007:

	For The Years Ended December 31,
(dollars amounts in thousands)	2011	2010	2009	2008	2007
Balance, beginning of period	$24,940	$14,372	$10,412	$6,143	$4,081
Balance of Business First National Bank, beginning of period	-	-	-	-	1,381
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	30	753	558	555	-
Home equity line of credit	407	10	-	-	-
Commercial	1,517	4,502	339	340	-
Farmland	226	235	-	-	-
Commercial
Commercial and industrial	4,194	12,249	5,816	3,854	233
Agriculture	174	1,489	2,224	-	-
Construction	47	1,259	2,218	1,837	16
Land	103	2,985	8,886	1,434	-
Installment loans to individuals	204	371	163	20	-
All other loans	-	-	-	36	-
Total Loan Charge-offs	6,902	23,853	20,204	8,076	249

Charge-offs related to the sale of loans
Residential 1 to 4 family	3	-	-	-	-
Home equity line of credit	57	-	-	-	-
Commercial real estate	5,404	-	-	-	-
Farmland	681
Commercial and industrial	58	-	-	-	-
Construction	291	-	-	-	-
Land	690	-	-	-	-
Total charge-offs related to the sale of loans	7,184	-	-	-	-

Total charge-offs	14,086	23,853	20,204	8,076	249

Recoveries:
Real Estate Secured
Resiential 1 to 4 family	30	87	21	2	-
Home equity line of credit	4	-	-	-	-
Commercial	313	27	-	-	-
Farmland	13	6	-	-	-
Commercial
Commercial and industrial	1,544	1,349	54	107	191
Agriculture	125	87	4	-	-
Construction	112	10	16	-	70
Land	207	1,311	-	-	-
Installment loans to individuals	49	13	2	1	3
All other loans	-	-	1	20	6

Total recoveries	2,397	2,890	98	130	270

Net charge-offs / (recoveries)	11,689	20,963	20,106	7,946	(21)

Provisions for loan losses	6,063	31,531	24,066	12,215	660

Balance, end of period	$19,314	$24,940	$14,372	$10,412	$6,143

Gross loans, end of period	$646,286	$677,303	$728,679	$680,147	$613,217
Allowance for loan losses to total gross loans	2.99%	3.68%	1.97%	1.53%	1.00%
Net charge-offs to average loans	1.75%	2.96%	2.83%	1.21%	0.00%

Non-Performing Assets

Non-performing assets comprise loans placed on non-accrual status, loans that are 90 days or more past due and still accruing, and foreclosed assets (OREO and other assets owned). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See also Note 1. Summary of Significant Accounting Policies and Note 3. Loans of the consolidated financial statements, filed in this Form 10-K, for additional discussion concerning non-performing loans, as well as discussion concerning credit quality.

The following table provides a summary of the Bank’s non-performing assets as of December 31, 2011 and 2010:

	December 31,		Variance
(dollar amounts in thousands)	2011	2010	Dollar	Percent

Loans delinquent 90 days or more and still accruing	$-	$-	$-	0.0%

Non Accruing Loans:
Commercial real estate	$4,551	$17,752	$(13,201)	-74.4%
Residential 1-4 family	622	748	(126)	-16.8%
Home equity lines of credit	359	1,019	(660)	-64.8%
Commercial and industrial	1,625	3,921	(2,296)	-58.6%
Agriculture	2,327	246	2,081	845.9%
Farmland	-	2,626	(2,626)	-100.0%
Construction	937	3,040	(2,103)	-69.2%
Land	1,886	3,371	(1,485)	-44.1%
Other	61	96	(35)	-36.5%

Total non-accruing loans	$12,368	$32,819	$(20,451)	-62.3%

Other real estate owned	$917	$6,668	$(5,751)	-86.2%
Other repossessed assets	42	27	15	55.6%

Total non-performing assets	$13,327	$39,514	$(26,187)	-66.3%

Ratio of allowance for loan losses to total gross loans	2.99%	3.68%
Ratio of allowance for loan losses to total non-performing loans	156.16%	75.99%
Ratio of non-performing loans to total gross loans	1.91%	4.85%
Ratio of non-performing assets to total assets	1.35%	4.02%

Note: In February 2012, a $1.25 million loan was placed on non-accrual due to facts that came to light subsequent to year end.  Although the transfer to non-accrual did not have any impact on previously reported net income or total assets, it has been reflected as an adjustment to the level of non-accrual loans and assets as of December 31, 2011, as reported in the Company's Form 8-K filing on January 26, 2012.  In addition, the Company has amended its previously filed regulatory reports to reflect this change.

The following table reconciles the change in total non-accruing balances for the year ended December 31, 2011:

	Balance	Additions to			Transfers to	Returns to			Balance
	December 31,	Non-Accruing	Net		Foreclosed	Preforming	Net	Transferred	December 31,
(dollar amounts in thousands)	2010	Balances	Paydowns	Advances	Collateral	Status	Charge-offs	to Held for Sale	2011
Real Estate Secured
Residential 1 to 4 family	$748	$165	$(39)	$-	$-	$-	$(33)	$(219)	$622
Home equity line of credit	1,019	621	(45)	-	(683)	-	(464)	(89)	359
Commercial	17,752	4,942	(3,040)	-	(2,578)	(1,374)	(3,754)	(7,397)	4,551
Farmland	2,626	226	(92)	-	-	(1,695)	(515)	(550)	-
Commercial
Commercial and industrial	3,921	4,752	(2,198)	10	(276)	(77)	(3,730)	(777)	1,625
Agriculture	246	2,227	(58)	87	-	-	(175)	-	2,327
Construction
Single family residential	1,311	-	(327)	-	-	-	(47)	-	937
Single family residential - Spec.	1,250	-	-	-	-	-	(291)	(959)	-
Multi-family	479	-	(479)	-	-	-	-	-	-
Land	3,371	1,006	(603)	-	-	(1,481)	(127)	(280)	1,886
Installment loans to individuals	96	286	(22)	-	(135)	-	(164)	-	61

Totals	$32,819	$14,225	$(6,903)	$97	$(3,672)	$(4,627)	$(9,300)	$(10,271)	$12,368

At December 31, 2011, the balance of non-accruing loans was approximately $12.4 million or $20.5 million lower than that reported at December 31, 2010.  The decline in non-accruing balances can be attributed in part to Management’s work-through of problem credits and the sale of certain problem loans during 2011. While a portion of the non-accrual balances were charged-off, the Company saw approximately $4.6 million in balances return to accruing status following the Company’s efforts to work with borrowers to bring resolution to problem credits.  Additionally, the Company transferred approximately $3.7 million to the OREO portfolio and sold substantially all of the assets transferred into OREO during 2011 by year end. The Company also received approximately $6.9 million in principal payments on non-accruing loans during 2011.  Non-performing assets totaled approximately $13.3 million at December 31, 2011, approximately $26.2 million lower than reported at December 31, 2010.  The decline in non-performing assets is primarily due to the declines in non-accruing loans discussed above as well as a $5.8 million reduction in OREO, due to sale of OREO assets in 2011.

The recorded investment in impaired loans as of December 31, 2011 was $13.4 million, down $22.2 million since prior year-end.  Impaired loans at December 31, 2011 included troubled debt restructurings (“TDRs”) of $3.7 million which represented a decrease of $6.7 million since December 31, 2010.  Of the $6.7 million decline in TDRs, $4.1 million was attributable to the loans that were sold during 2011, as part of the Company’s efforts to reduce non-performing assets.  The balance of the reduction is due to loan pay-downs, transfers to OREO and charge-offs during 2011.  Of the balance of TDRs at December 31, 2011, $0.8 million were accruing.  In a majority of TDR cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  Forgone interest related to TDRs totaled $0.1 million for the year ended December 31, 2011 and $0.2 million for the year ended December 31, 2010.  As of December 31, 2011, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

Other Real Estate Owned (“OREO”)

As of December 31, 2011, the balance of OREO was $0.9 million, a decrease of $5.8 million from that reported at December 31, 2010.  This decrease reflected the Company’s strategy to aggressively work to reduce non-performing assets, as the Company sold $8.1 million of OREO assets through 2011.  The Company’s effort to reduce the level of OREO was partially offset by $3.5 million of newly foreclosed assets being transferred to OREO during the year. The majority of the assets transferred in were commercial real estate and to a lesser degree residential 1 — 4 family.  Exiting 2011, the Company held 5 properties, the largest of which was a single family residential — speculative property with an estimated fair value of just over $0.4 million.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $34.9 million and $23.0 million at December 31, 2011 and December 31, 2010, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the branches.  The year to date increase is attributable to a combination of the December 2010 balance being lower than normal due to the pay down of various obligations prior to the end of the year and elevated balances at December 2011 due to the timing lag between receipt of proceeds from investment security sales and maturities near the end of the month and redeployment of such funds into the investment portfolio.

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

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings.  The Company has invested in a mix of securities including obligations of U.S government agencies, mortgage backed securities, state and municipal securities and more recently corporate debt securities. The Company has an Asset/Liability Committee that develops current investment policies based upon its operating needs and market circumstance.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee of the Company is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Bank’s Board of Directors on a regular basis.

The composition of the investment portfolio as of December 31, 2011, 2010 and 2009 was a follows:

	As of December 31,
	2011		2010		2009
	Amortized		Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$4,209	$4,326	$6,684	$6,436	$108	$104
Mortgage backed securities
U.S. government sponsored entities and agencies	116,732	117,325	159,448	160,617	78,203	77,950
Non-agency	34,667	34,532	10,170	9,059	21,935	20,153
State and municipal securities	49,661	51,923	49,459	47,745	22,653	22,864
Corporate debt securities	28,909	26,856	-	-	-	-
Other	2,059	2,020	-	-	-	-

Total	$236,237	$236,982	$225,761	$223,857	$122,899	$121,071

At December 31, 2011, the balance of the investment portfolio was approximately $237.0 million or $13.1 million higher than that reported at December 31, 2010.  The change in the balance of the portfolio can be attributed in large part to the Company actively investing cash received from the inflow of deposits and the net pay-down on loans. The Company made securities purchases in 2011 in the aggregate amount of $201.4 million, which were partially offset by proceeds from sale, principal payments, call and maturity of investments totaling approximately $189.6 million.  During 2011, the Company recorded a net pre-tax gain of approximately $1.9 million on the sale of various investment securities.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to the other comprehensive income component of stockholders’ equity.  At December 31, 2011, the securities portfolio had net unrealized gains, net of taxes of approximately $0.4 million, an increase in the level of unrealized gains of approximately $1.6 million from the unrealized loss position reported at December 31, 2010.  Changes in the fair value of the investment portfolio in the last three years can be attributed to extreme market turbulence and volatility in capital markets’ interest rates, stemming in part from continued weakened economic conditions and uncertain market conditions.

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

As more fully discussed in Note 2. Investment Securities, of the consolidated financial statements, filed in this Form 10-K, at December 31, 2011, we owned five Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.2 million.  At December 31, 2011, one bond with an aggregate fair value of approximately $0.3 million remained below investment grade.  This bond is in a senior tranche of its respective bond structure, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.  During the fourth quarter of 2009 the Company performed an analysis, with the assistance of an independent third party, on several PMBS in the investment portfolio for other than temporary impairment (“OTTI”), including those previously mentioned.  Based on that analysis, the Company determined four securities to be other than temporarily impaired.  As a result, the Company realized approximately $0.4 million in aggregate pre-tax losses related to these securities during the fourth quarter of 2009.  Since that time, the Company has recognized a loss of $0.2 million in the second quarter of 2010 and an additional $0.5 million in the first quarter of 2011 associated with the sale of two of the PMBS on which it had previously recognized OTTI. The losses recognized on the sale of these securities were due to changes in market pricing and did not indicate further credit related deterioration that would have impacted the ultimate value received upon sale.

The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of December 31, 2011, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At December 31, 2011, approximately $117.3 million or 77.3% of the Company’s mortgage related securities were issued by a government agency and government sponsored entities, such as those listed above.

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

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category at December 31, 2011:

(dollar amounts in thousands)	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Tears	Total
Obligations of U.S. government agencies	$-	$-	$1,478	$2,848	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	13,566	89,415	11,613	2,731	117,325
Non-agency	2,466	25,579	6,176	311	34,532
State and municipal securities	1,439	5,811	39,542	5,131	51,923
Corporate debt securities	-	23,302	3,554.00	-	26,856
Other	-	-	2,020	-	2,020
Total available for sale securities	$17,471	$144,107	$64,383	$11,021	$236,982

Amortized cost	$17,484	$144,941	$63,070	$10,742	$236,237

Weighted average yield	1.51%	2.54%	3.83%	4.69%	2.91%

Federal Home Loan Bank Stock (“FHLB”)

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on, among other things, the current liquidity needs of the Bank.  At December 31, 2011, the Bank held $4.7 million in FHLB stock, a decline of $0.5 million from that reported at December 31, 2010, due to repurchases of the stock by FHLB.

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, the average rates paid on each of these categories and the year over year variance from 2011 to 2010:

	2011		2010		Variance		2009
		Average		Average				Average
(dollar amounts in thousands)	Balance	Rate Paid	Balance	Rate Paid	Dollar	Percent	Balance (1)	Rate Paid
Non interest bearing demand	$217,245	0.00%	$182,658	0.00%	$34,587	18.94%	$174,635	0.00%
Interest bearing demand	64,298	0.15%	67,938	0.50%	(3,640)	-5.36%	77,765	0.82%
Savings	33,740	0.14%	29,144	0.26%	4,596	15.77%	27,166	0.24%
Money market	278,214	0.50%	287,120	1.00%	(8,906)	-3.10%	260,671	1.44%
Time deposits	192,711	1.39%	231,346	1.81%	(38,635)	-16.70%	235,228	2.30%

Total deposits	$786,208	0.56%	$798,206	0.94%	$(11,998)	-1.50%	$775,465	1.27%

(1) Includes $10.2 million in brokered time deposits with an average rate of 1.52%, and $1.0 million in brokered money market balances with an average rate of 0.72%

The following table provides a maturity distribution of certificates of time deposits as of December 31, 2011 and 2010:

	Time Deposits under $100,000		Time Deposits of $100,000 or more
(dollar amounts in thousands)	2011	2010	2011	2010
Less than 3 months	$25,793	$26,384	$22,028	$20,887
3 to 12 months	42,163	53,357	35,382	51,738
Over 1 year	34,672	33,763	32,673	45,217

Total	$102,628	$113,504	$90,083	$117,842

At December 31, 2011 the Bank had 31,933 deposit accounts consisting of non-interest bearing (“demand”), interest-bearing demand and money market accounts with balances totaling $559.8 million for an average balance per account of approximately $18 thousand; 7,090 savings accounts with balances totaling $33.7 million for an average balance per account of approximately $5 thousand; and 4,317 time certificate of deposit accounts, exclusive of brokered deposits, with balances totaling $192.7 million, for an average balance per account of approximately $45 thousand.

Total deposit balances were $786.2 million at December 31, 2011, a decrease of $12.0 million from that reported at December 31, 2010.  Decreased deposit balances can be attributed to lower balances of interest bearing demand, money market, and time deposits.  We believe that customer movement out of these interest bearing accounts is due to depositors moving their investments into higher risk/higher return investment vehicles outside of the traditional offerings provided by us, due to the continued depressed rates of return on traditional savings, money market and time deposit offerings.  The declines in interest bearing deposits were largely offset by increases in non-interest bearing deposits and savings.

The Company continues its focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding for each of the last two years.  As of December 31, 2011 the Bank had no brokered deposits.  Core deposits (demand, savings, money market and time certificates less than $100,000) represented $696.1 million or 88.5% of total deposits at December 31, 2011 compared to $680.3 million or 85.2% of total deposits at December 31, 2010.  Management’s continued focus on lower cost deposit gathering in 2011 helped to reduce overall cost of funds by 33 basis points, for the second year in a row, to 0.60% from 0.93% reported in 2010.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”) and credit lines established with correspondent banks.  At December 31, 2011, FHLB borrowings were $51.5 million or $6.5 million higher than that reported at December 31, 2010.  The year over year increase in FHLB borrowing can be attributed to short-term cash needs to fund reductions in deposit levels that occurred in the last few weeks of the year as several large commercial customers drew down the deposit levels to make year-end payments for taxes, distributions to their owners and purchases of investment properties.

Additionally, in September 2004, the Bank issued a Letter of Credit in the amount of $11.7 million which has since been reduced to $11.4 million to a customer to guarantee their performance to other parties.  The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Bank and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet.  The letter of credit was renewed in 2011 and will expire in September 2012.  The letter of credit was undrawn as of December 31, 2011.  For additional information related to the Bank’s borrowings with the FHLB, please see Note 9. Borrowings, of the consolidated financial statements filed in this Form 10-K.

Capital

At December 31, 2011, the balance of stockholders’ equity was $129.5 million or $8.3 million higher than that reported at December 31, 2010.  The increase in stockholder’s equity was largely due to the Company’s return to profitability in 2011 and a $1.6 million improvement in the fair value of available for sale securities.

Dividends and Stock Repurchases

During 2011, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  See Note 21. Preferred Stock, of the consolidated financial statements filed in this Form 10-K for additional information about dividends on the Company’s Series A Senior Preferred Stock.  For more information concerning the Written Agreement, please refer to Note 22. Regulatory Order and Written Agreement of the consolidated financial statements filed in this Form 10-K.

The Company paid no dividends on nor did it repurchase any of its common stock during 2011 or 2010.

Regulatory Capital

The Company and its Bank subsidiary seek to maintain strong levels of capital above the “well-capitalized” thresholds as determined by regulatory agencies by an amount commensurate with our risk profile.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and Bank rely primarily on earnings from its operations to generate capital, the absence of earnings in 2009 and 2010 required the Company to obtain additional capital through the issuance of preferred and common equity in 2010.

As previously mentioned, the Company completed a private placement during 2010 leading to the issuance of 17,279,995 shares of its common stock and 1,189,538 shares of Series C Preferred Stock for total net proceeds of $56.0 million.  Additionally, during 2009 the Company issued 21,000 shares of Series A Senior Preferred Stock to the U.S. Treasury as part of its participation in the CPP for $21.0 million.  The proceeds received from these issuances qualify as Tier I Capital.  For additional information related to the Company’s March 2010 private placement, see Note 21. Preferred Stock, of the consolidated financial statements, filed in this Form 10-K.

At December 31, 2011, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities were issued to Heritage Oaks Capital Trust II.  At December 31, 2011, the Company included $8.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 9. Borrowings, of the consolidated financial statements, filed in this Form 10-K.

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2011 and 2010:

	Regulatory Standard		December 31, 2011		December 31, 2010
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized (1)	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	12.06%	11.85%	10.83%	10.52%
Tier I capital to risk weighted assets	4.00%	6.00%	14.81%	14.51%	13.94%	13.47%
Total risk based capital to risk weighted assets	8.00%	10.00%	16.07%	15.77%	15.21%	14.75%

(1) While the Bank is subject to the Consent Order, it will be considered adequately capitalized as long as it maintains these minimum capital ratios.

The Leverage Ratio calculation divides common stockholders’ equity (reduced by goodwill, intangible assets and a portion of net deferred tax assets) by the total assets.  In the Tier 1 Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is “risk-weighted assets”, which is determined by segregating all assets and off balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk).  The Total Risk Based Capital Ratio, again, uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the loan loss reserve, long-term capital debt, certain types of preferred equity and other instruments.

For a more detailed discussion of regulatory capital requirements please see Item 1. Business – Supervision and Regulation.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan and securities payments and the maturity of earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the cash needs of customers while maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions.  ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At December 31, 2011, these credit lines totaled $21.9 million.  While one of these two lines in the amount of $15.0 million is an unsecured line of credit, the Bank must provide collateral in order to borrow against the other line.  At December 31, 2011, the Bank had no borrowings against these lines.  As previously mentioned, the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $146 million at December 31, 2011.  Additionally, the Bank also has a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Bank.  As of December 31, 2011 the borrowing availability related to this facility was $6.9 million.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities, obligations of state and political subdivisions (municipal bonds) and corporate debt securities that provide a steady stream of cash flows.  As of December 31, 2011, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities improved to 35.1% at December 31, 2011 compared to 30.5% at December 31, 2010.

The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, declined to 82.2% at December 31, 2011 compared to 84.9% at December 31, 2010.

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

The following table provides a summary for the Company’s long-term debt and other obligations, including the anticipated payments under salary continuation plans, assuming attainment of the designated retirement age, as of December 31, 2011 and 2010:

	Less Than	One To Three	Three To Five	More Than	December 31,	December 31,
(dollar amounts in thousands)	One Year	Years	Years	Five Years	2011	2010
FHLB advances and other borrowings	$29,500	$12,000	$10,000	$8,248	$59,748	$53,248
Operating lease obligations	1,966	3,078	2,282	6,486	13,812	14,349
Salary continuation payments	246	441	538	9,476	10,701	9,459

Total long-term debt and other obligations	$31,712	$15,519	$12,820	$24,210	$84,261	$77,056

As disclosed in Note 11, Commitments and Contingencies, of the consolidated financial statements, filed in this Form 10-K, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $14.9 million at December 31, 2011 compared to the $16.1 million reported at the end of 2010.  Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, for $11.7 million to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The project is 100% complete and near full occupancy. The letter of credit was renewed in September 2011 and will expire in September 2012. Additionally, at December 31, 2011 and 2010 the Company had un-disbursed loan commitments, made in the ordinary course of business, totaling $147.0 million and $141.3 million, respectively.  At December 31, 2011 and 2010, the balance of the Company’s allowance for losses on unfunded commitments was $0.3 million.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, are subject to risks associated with the local economy.

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

Management employs the use of an Asset and Liability Management software that is used to measure the Company’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity.  Based on the results of this model, Management believes the Company’s balance sheet is slightly “liability sensitive.”  This means that until such time as a substantial portion of the Company’s variable rate loan portfolio returns to rates above their floor levels, the Company would expect (all other things being equal) to experience a contraction in its net interest income if rates rise and conversely to experience expansion in net interest income, if rates fall.  The level of potential or expected contraction indicated by the following tables is considered acceptable by Management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2011 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of December, 2011, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollar amounts in thousands)	-200bp	-100bp	Base	+100bp	+200bp
Net interest income	$43,266	$44,961	$44,516	$43,196	$42,297
$ Change from base	$(1,250)	$445	$-	$(1,320)	$(2,219)
% Change from base	-2.81%	1.00%	0.00%	-2.97%	-4.98%

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

The following table shows Management’s estimates of how the loan portfolio is segregated between variable lines and fixed rate loans and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2011:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$186,436	28.8%
Variable other than daily	324,147	50.2%
Fixed rate	135,703	21.0%

Total gross loans	$646,286	100.0%

The table above identifies approximately 28.8% of the loan portfolio that will re-price immediately in a changing rate environment.  At December 31, 2011, approximately $510.6 million or 79.0% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2011:

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$357,736	55.4%
1-3 Years	179,161	27.7%
3-5 Years	87,098	13.5%
> 5 Years	22,291	3.4%

Total gross loans	$646,286	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the prime rate as of December 31, 2011:

	Move in Prime Rate (bps)
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$335	$15,299	$55,956	$104,596
Variable other than daily	2,140	28,750	100,686	197,420

Cumulative total variable at floor	$2,475	$44,049	$156,642	$302,016

Given the significant decline in prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current prime rate.  As indicated in the table above, the Company will need to see rates increase by 300 to 350 basis points before the majority of variable rate loans in the portfolio start to come off their floors thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  During the last several years, the Company moved to protect net interest margin by implementing floors on new loan originations.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  However in a rising rate environment, Management believes that these loan floors will result in compression of net interest margin and potentially a decline in net interest income.  As indicated in the table above, the majority of our variable rate loans will not rise above their floors until the prime rate increases 350 basis points. Until such time as rates increase above the floors, increases in interest rates may have a greater impact on our overall cost of funds, which could result in a reduction in net interest income and net interest margin, as previously reflected in the rate shock table in this Item 7A.

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

Item 8.  Financial Statements and Supplementary Data

Heritage Oaks Bancorp and Subsidiaries

Heritage Oaks Bancorp and Subsidiaries

Reports of Independent Registered Public Accounting Firms	61

Consolidated Financial Statements:

Consolidated Balance Sheets
As of December 31, 2011 and 2010	63

Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009	64

Consolidated Statements of Stockholders’ Equity
As of December 31, 2011, 2010 and 2009	65

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009	66

Notes to Consolidated Financial Statements	68

The following un-audited supplementary financial data is included in this Annual Report on Form 10-K:
Quarterly Financial Information	110

Report of Independent Registered Public Accounting Firm

Board of Directors

Heritage Oaks Bancorp

Paso Robles, California

We have audited the accompanying consolidated balance sheet of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2011, and the results of their operations, and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Sacramento, California

February 28, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors

Heritage Oaks Bancorp

Paso Robles, California

We have audited the accompanying consolidated balance sheet of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Oaks Bancorp and Subsidiaries as of December 31, 2010, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the years in the two year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 10, 2011

Heritage Oaks Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands)	2011	2010
Assets
Cash and due from banks	$18,858	$15,187
Interest bearing due from banks	16,034	4,264
Federal funds sold	-	3,500
Total cash and cash equivalents	34,892	22,951

Interest bearing deposits with other banks	-	99
Securities available for sale	236,982	223,857
Federal Home Loan Bank stock, at cost	4,685	5,180
Loans held for sale	21,947	11,008
Gross loans	646,286	677,303
Net deferred loan fees	(1,111)	(1,613)
Allowance for loan losses	(19,314)	(24,940)
Net loans	625,861	650,750
Property, premises and equipment	5,528	6,376
Deferred tax assets, net	18,226	21,163
Bank owned life insurance	14,835	13,843
Goodwill	11,049	11,049
Core deposit intangible	1,682	2,127
Other real estate owned	917	6,668
Other assets	10,534	7,541

Total assets	$987,138	$982,612

Liabilities
Deposits
Demand, non-interest bearing	$217,245	$182,658
Savings, NOW and money market deposits	376,252	384,202
Time deposits under $100	102,628	113,504
Time deposits of $100 or more	90,083	117,842
Total deposits	786,208	798,206
Short term FHLB borrowing	29,500	38,500
Long term FHLB borrowing	22,000	6,500
Junior subordinated debentures	8,248	8,248
Other liabilities	11,628	9,902

Total liabilities	857,584	861,356

Commitments and contingencies (Note 11)	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of December 31, 2011 and 2010	20,160	19,792
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of December 31, 2011 and 2010, respectively	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,145,717 shares and 25,082,344 shares as of December 31, 2011 and 2010 respectively	101,140	101,140
Additional paid in capital	7,006	7,002
Accumulated deficit	(2,794)	(9,161)
Accumulated other comprehensive income / (loss), net of tax expense / (benefit) of $307 and ($783) as of December 31, 2011 and 2010, respectively	438	(1,121)

Total stockholders’ equity	129,554	121,256

Total liabilities and stockholders’ equity	$987,138	$982,612

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31,
(dollar amounts in thousands except per share data)	2011	2010	2009
Interest Income
Interest and fees on loans	$41,345	$44,129	$45,530
Interest on investment securities	6,794	6,568	3,956
Other interest income	88	97	73
Total interest income	48,227	50,794	49,559
Interest Expense
Interest on savings, NOW and money market deposits	1,508	3,238	3,815
Interest on time deposits under $100	1,448	2,133	2,564
Interest on time deposits in denominations of $100 or more	1,526	2,077	2,505
Other borrowings	541	599	1,165
Total interest expense	5,023	8,047	10,049
Net interest income before provision for loan losses	43,204	42,747	39,510
Provision for loan losses	6,063	31,531	24,066
Net interest income after provision for loan losses	37,141	11,216	15,444
Non Interest Income
Fees and service charges	2,453	2,428	2,965
Mortgage gain on sale and origination fees	2,645	3,271	2,470
Debit/credit card fee income	1,632	1,447	1,156
Earnings on bank owned life insurance	596	585	504
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	-	(1,214)	(1,956)
Non credit related losses recognized in other comprehensive income	-	1,007	1,584
Net impairment losses on investment securities	-	(207)	(372)
Gain on sale of investment securities	1,983	783	333
(Loss) / gain on sale of other real estate owned	(543)	24	(280)
Gain on extinguishment of debt	-	1,700	-
Other income	964	716	639
Total non interest income	9,730	10,747	7,415
Non Interest Expense
Salaries and employee benefits	17,630	19,293	16,719
Equipment	1,739	1,653	1,445
Occupancy	3,771	3,805	3,472
Promotional	668	690	644
Data processing	2,975	2,676	2,743
OREO related costs	670	689	427
Write-downs of foreclosed assets	1,198	3,686	1,514
Regulatory assessment costs	2,360	2,657	1,984
Audit and tax advisory costs	779	571	625
Directors fees	483	551	355
Outside services	1,524	1,712	1,801
Telephone / communications costs	358	369	275
Amortization of intangible assets	445	514	1,049
Stationery and supplies	368	460	431
Other general operating costs	2,350	1,957	2,249
Total non interest expense	37,318	41,283	35,733
Income / (loss) before provision for income taxes	9,553	(19,320)	(12,874)
Provision / (benefit) for income taxes	1,828	(1,760)	(5,825)
Net income / (loss)	7,725	(17,560)	(7,049)
Dividends and accretion on preferred stock	1,358	5,008	964
Net income / (loss) available to common shareholders	$6,367	$(22,568)	$(8,013)

Earnings / (Loss) Per Common Share
Basic	$0.25	$(1.30)	$(1.04)
Diluted	$0.24	$(1.30)	$(1.04)

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Retained	Accumulated
		Common Stock		Additional	Earnings/	Other	Total
	Preferred	Number of		Paid-In	(Accumulated	Comprehensive	Stockholders’
(dollar amounts in thousands)	Stock	Shares	Amount	Capital	Deficit)	Income/(loss)	Equity

Balance, January 1, 2009	$-	7,753,078	$48,649	$1,055	$21,420	$(1,092)	$70,032

Issuance of 21,000 shares of Series A Senior preferred
stock and common stock warrant	19,152			1,848			21,000
Accretion on Series A preferred
stock discount	279				(279)
Dividends paid on preferred stock					(685)		(685)
Exercise of stock options
(including $9 excess tax benefit
from exercise of stock options)		24,121	98				98
Share-based compensation expense				339			339
Retirement of restricted share awards		(5,247)
Comprehensive loss:
Net loss					(7,049)		(7,049)
Unrealized security holding (losses) on
securities (net of $5 tax benefit)						(7)	(7)
Reclassification (gains) on sale of
securities (net of $137 tax)						(196)	(196)
Reclassification OTTI recognized
in income (net of $153 tax benefit)						219	219
Total comprehensive loss							(7,033)

Balance, December 31, 2009	$19,431	7,771,952	$48,747	$3,242	$13,407	$(1,076)	$83,751

Issuance of 56,160 shares of Series B preferred stock	52,351						52,351
Discount on Series B preferred stock	(3,456)			3,456			-
Conversion of Series B preferred stock to common stock	(52,351)	17,279,995	52,351				-
Issuance of 1,189,538 shares of Series C preferred stock	3,604						3,604
Accretion on Series A preferred stock discount	361				(361)		-
Accretion on Series B preferred stock discount	3,456				(3,456)		-
Dividends paid on preferred stock					(262)		(262)
Declared dividends on preferred stock					(929)		(929)
Exercise of stock options		11,260	42				42
Share-based compensation expense				304			304
Issuance of restricted share awards		26,565
Retirement of restricted share awards		(7,428)
Comprehensive loss:
Net loss					(17,560)		(17,560)
Unrealized security holding gain (net of $206 tax)						294	294
Reclassification for net gains on investments included in
earnings (net of $322 tax)						(461)	(461)
Reclassification of OTTI recognized in income
(net of $85 tax benefit)						122	122
Total comprehensive loss							(17,605)

Balance, December 31, 2010	$23,396	25,082,344	$101,140	$7,002	$(9,161)	$(1,121)	$121,256

Accretion on Series A preferred stock discount	368				(368)		-
Declared dividends on preferred stock					(990)		(990)
Share-based compensation expense				299			299
Tax impact of share-based compensation expense				(276)			(276)
Issuance of restricted share awards		63,898					-
Retirement of restricted share awards		(525)		(19)			(19)
Comprehensive Income:
Net income					7,725		7,725
Unrealized security holding gain (net of $1,908 tax)						2,726	2,726
Reclassification for net gains on investments included in
earnings (net of $816 tax)						(1,167)	(1,167)
Total comprehensive income							9,284

Balance, December 31, 2011	$23,764	25,145,717	$101,140	$7,006	$(2,794)	$438	$129,554

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
Cash flows from operating activities:
Net (loss) / income	$7,725	$(17,560)	$(7,049)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,256	1,288	1,165
Provision for loan losses	6,063	31,531	24,066
Amortization of premiums / discounts on investment securities, net	3,158	1,924	131
Amortization of intangible assets	445	515	1,049
Share-based compensation expense	299	304	339
Gain on sale of available for sale securities	(1,983)	(783)	(333)
Other than temporary impairment	-	207	372
Gain on extinguishment of debt	-	(1,700)	-
Originations of loans held for sale	(145,031)	(165,692)	(158,540)
Proceeds from sale of loans held for sale	153,898	164,171	156,992
Net increase in bank owned life insurance	(521)	(519)	(435)
Decrease / (increase) in deferred tax asset	3,348	(17,684)	(2,856)
Deferred tax assets valuation allowance adjustment	(1,500)	7,105	-
Loss / (gain) on sale of foreclosed collateral	543	(24)	1,794
Write-downs on other real estate owned	1,198	3,674	-
Decrease in other assets	(3,007)	(9,301)	(12,331)
Decrease in other liabilities	1,026	1,415	731
Excess tax benefit related to share-based compensation expense	-	-	(9)

Net Cash Provided By / (Used In) Operating Activities	26,917	(1,129)	5,086

Cash flows from investing activities:
Purchase of securities, available for sale	(201,392)	(164,923)	(99,400)
Sale of available for sale securities	147,194	33,389	16,040
Maturities and calls of available for sale securities	452	674	1,439
Proceeds from principal paydowns
of available for sale securities	42,094	26,650	11,360
Purchase of Federal Home Loan Bank stock	-	-	(705)
Redemption of Federal Home Loan Bank stock	495	648	-
Purchase of equity investments	-	(1,000)	-
Sale of equity investments	-	155	-
(Increase) / decrease in loans, net	(6,861)	27,311	(68,612)
Allowance for loan and lease loss recoveries	2,397	2,890	98
Purchase of property, premises and equipment, net	(408)	(944)	(1,129)
Proceeds from sale of property, premises and equipment	-	59	-
Purchase of bank owned life insurance	(1,268)	(775)	(1,377)
Surrender of bank owned life insurance	797	-	-
Proceeds from sale of foreclosed collateral	7,218	4,187	7,806
Maturity of interest bearing deposits	99	-	-

Net Cash Used In Investing Activities	(9,183)	(71,679)	(134,480)

Cash flows from financing activities:
(Decrease) / increase in deposits, net	(11,998)	22,741	171,944
Proceeds from Federal Home Loan Bank borrowing	245,000	45,000	75,000
Repayments of Federal Home Loan Bank borrowing	(238,500)	(65,000)	(119,000)
Decrease in repurchase agreements	-	-	(2,796)
Decrease in junior subordinated debentures	-	(3,455)	-
Tax impact of share based compensation expense	(295)	-	9
Proceeds from exercise of stock options	-	42	89
Preferred stock dividends paid	-	(262)	(685)
Proceeds from issuance of preferred stock and common stock warrants, net	-	55,955	21,000

Net Cash (Used In) / Provided By Financing Activities	(5,793)	55,021	145,561

Net increase / (decrease) in cash and cash equivalents	11,941	(17,787)	16,167
Cash and cash equivalents, beginning of year	22,951	40,738	24,571

Cash and cash equivalents, end of year	$34,892	$22,951	$40,738

(continued)

Heritage Oaks Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

Supplemental Cash Flow Information

	For The Years Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
Cash Flow Information
Interest paid	$4,991	$8,214	$10,147
Income taxes paid	$2,645	$7,825	$460

Non-Cash Flow Information
Change in unrealized gain on avalable for sale securities	$2,649	$(76)	$27
Loans transferred to foreclosed collateral	$3,484	$13,342	$9,678
Loans transferred to held for sale	$19,806	$-	$-
Preferred stock dividends accrued not paid	$990	$929	$-
Accretion of preferred stock discount	$368	$3,817	$279
Conversion of preferred stock	$-	$52,351	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Heritage Oaks Bancorp (the “Company”) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Heritage Oaks Bank, (the “Bank”) and CCMS Systems, Inc. (an inactive entity).  Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company’s sole operating subsidiary, Heritage Oaks Bank (“the Bank”), operates branches within San Luis Obispo and Santa Barbara counties.  The Bank offers traditional banking products such as checking, savings, money market account and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Investment in Non-Consolidated Subsidiary

The Company accounts for its investment in Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, as an unconsolidated subsidiary using the equity method of accounting, as the Company is not the primary beneficiary of the trust.

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

In connection with the determination of the allowance for loan losses and the value of foreclosed real estate, Management obtains independent appraisals for significant properties.  While Management uses available information to recognize losses on loans and foreclosed real estate and collateral, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate may change in future periods.  See also Note 4. Allowance for Loan Losses, of these consolidated financial statements.

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance may be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on the Company’s ongoing assessment of the realizability of its deferred tax assets, it reduced the level of valuation allowance in 2011.  See also Note 10. Income Taxes, of these consolidated financial statements.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See also Note 18. Fair Value of Assets and Liabilities, of these consolidated financial statements.

Cash and Cash Equivalents

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  In Management’s opinion, the Bank is in compliance with the reserve requirements as of December 31, 2011.  The Company maintains amounts due from banks that exceed federally insured limits.  Historically the Company has not experienced any losses in such accounts.  For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, Federal Funds sold, and interest bearing due from the Federal Reserve.  Generally, Federal Funds sold and interest bearing due from Federal Reserve balances represent excess liquidity that the Company and/or Bank sells to other institutions overnight.

Investment Securities

Substantially all of the Company’s investment securities are classified as available for sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of stockholders’ equity.  The fair values of most securities that are designated available for sale are based on quoted market prices.  If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Gains or losses on sales of investment securities are determined on the specific identification method and recorded as a component of non-interest income.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities and recognized in interest income.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and as a condition of membership; the Bank is required to purchase stock in the FHLB. The required ownership of FHLB stock is based on the level of borrowing the Bank has obtained from the FHLB. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  There have been no events that would suggest that an impairment in the carrying value of the stock has occurred as of December 31, 2011.  Both cash and stock dividends are reported as a component of interest income.

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

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans.  The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on contractual terms of the loan and/or when, in the opinion of Management, there is reasonable doubt as to collectability unless such loans are well collateralized and in the process of collection.  This policy is consistently applied to all portfolio segments. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote.  Interest payments received on such loans are generally applied as a reduction to the loan principal balance, unless the likelihood of further loss is remote whereby cash interest payments may be recorded during the time the loan is on non-accrual status.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of Management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or Management believes, based on current information, that such loan is no longer impaired.  When a loan is returned to accrual status from non-accrual status, the interest that had been accumulated while on non-accrual is not recognized until such time as the loan is repaid in full.

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are discounted at the loan’s original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.  All loans are generally charged-off, either partially or fully, at such time that it is highly certain a loss has been realized.

Loans held for sale are carried at the lower of aggregate cost or fair value, which is determined by the specified value in the sales contract with the third party buyer.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to expense.

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”).  OREO is originally recorded in the Company’s financial statements at fair value less any estimated costs to sell.  When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Company measures the fair value of the property acquired against its recorded investment in the loan.  If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses.  Any subsequent declines in the fair value of OREO are recorded against a valuation allowance for foreclosed assets, established through a charge to non-interest expense.  All related operating or maintenance costs are charged to non-interest expense as incurred.  Any subsequent gains or losses on the sale of OREO are recorded in other income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in Management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date.  The amount of the allowance is based on Management’s evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by provisions for loan losses, which are charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans, including troubled debt restructurings (“TDRs”), are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, Management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change.

As mentioned, loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In certain instances the Company may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement. In those instances where modifications are made to loans, for which the borrower is considered troubled, the modifications constitute a TDR.  The Company’s policy for monitoring loan modifications for potential TDRs is focused on loans risk graded as special mention, substandard or doubtful.  Loans such as these are considered impaired and require the Company to measure the amount of impairment, if any, at the time the loan is restructured.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less the cost to sell such collateral.  In measuring the fair value of the collateral, Management uses assumptions and methodologies consistent with those that would be utilized by third party valuation experts.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

As mentioned, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses. See also Note 3. Loans and Note 4. Allowance for Loan Losses, of these consolidated financial statements, for additional discussion concerning credit quality and the allowance for loan losses.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Management estimates the loss exposure for unfunded loan commitments and establishes an estimated loss accrual, which is included in other liabilities.

Loan Charge-offs

Loan balances are charged-off when the loan becomes 120 days past due, unless it is well secured and/or in the process of collection.  This charge-off policy is consistently applied to all portfolio segments.  The Company may defer charge-off on a loan, due to certain factors the Company has identified that may work to its benefit in minimizing potential losses.  Those factors may include: working with the borrower to restructure their obligation to the Company in an effort to bring about a more favorable outcome, the identification of an additional source of repayment, sufficient collateral to cover the Company’s recorded investment in the loan, or any other identified factor that may work to strengthen the credit and reduce the potential for loss.

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

Appraisals for Loans Secured by Collateral

For loan fundings greater than $0.5 million the Bank has a policy to perform an annual review of the borrower’s financial condition and of any real estate securing the loan.  This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements.  This information is used internally by the Bank to validate all covenants and the risk grade assigned to the loan.  If during the review process the Bank learns of additional information that would suggest that the borrower’s ability to repay has deteriorated since the original underwriting of the loan, and repayment may now be dependent on liquidation of the collateral, an additional independent appraisal of the collateral is requested.  If based on the updated appraisal information it is determined the value of the collateral is impaired and the Bank no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan’s original agreement, the Bank typically moves to establish a valuation allowance for such loans or charge-off such differences.

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

The Company applies a qualitative analysis of conditions that might indicate that impairment of goodwill is more likely than not of having occurred.  In the event that the qualitative analysis suggests that an impairment may have occurred, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model.  The current year’s review of qualitative factors did not indicate that an impairment might have occurred, as such no quantitative analysis was performed at December 31, 2011.  The most recent such quantitative valuation was completed as of December 31, 2010 and no impairment was noted as a result of the exercise.

Income Taxes

The provision for income taxes is comprised of the Company’s current tax liability, the change in its deferred tax assets and liabilities and changes in the level of valuation allowance for deferred tax assets. Current income tax approximates taxes to be paid or refunded for the current period. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of operations.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Deferred tax assets are recognized subject to Management’s judgment that realization is more likely than not. In making the determination whether a deferred tax asset is more likely than not to be realized, management performs a quarterly evaluation of all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. See also Note 10. Income Taxes, of these consolidated financial statements for additional information related to deferred income taxes.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees.  These Bank Owned Life Insurance (“BOLI”) policies are recorded in the consolidated balance sheets at their cash surrender value.  Income and expense from these policies and changes in the cash surrender value are recorded in non-interest income and non-interest expense in the consolidated statements of operations.

Supplemental Employee Compensation Benefits Agreements

The Company has entered into supplemental employee compensation benefit agreements with certain executive and senior officers.  The measurement of the liability under these agreements is estimated using a discounted cash flow model, which includes estimates involving life expectancy, length of time before retirement, estimated long-term discount rates based on the Bank’s long-term borrowing rates at the time the agreement is executed and expected benefit levels.  Should these estimates vary substantially from actual events, we could incur additional or reduced expense to provide these benefits.

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

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as more fully described in Note 11. Commitments and Contingencies, of these consolidated financial statements.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Comprehensive Income

Changes in the unrealized gain (loss) on available for sale securities net of income taxes was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2011, 2010 and 2009.

Earnings / (Loss) Per Share

Basic earnings/(loss) per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS includes the effect of dilutive common stock equivalent that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In accordance with U.S. GAAP, when the Company’s net income available to common stockholders is in a loss position, the diluted earnings per share calculation excludes common stock equivalents, as their effect would be anti-dilutive.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Legal costs incurred to defend such matters are expensed as incurred. Management does not believe there now are such matters that will have a material effect on the financial statements.

Reclassifications

Certain amounts in the 2009 and 2010 financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications did not have any effect on the prior years’ reported net loss or stockholders’ equity.

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). The new standard provides clarification on what types of loan modifications constitute a troubled debt restructuring. The new standard provides that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The new standard also enacts the additional troubled debt restructuring disclosure requirements of ASU No. 2010-20. The Company adopted the provisions of ASU No. 2011-02 for the quarter ending September 30, 2011, and applied its provisions retrospectively to any restructurings that occurred since the beginning of 2011.  Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other — Testing Goodwill for Impairment.  ASU 2011-08 provides guidance on the application of a qualitative assessment of impairment indicators in the review of goodwill impairment. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred, the Company would not be required to perform a quantitative review. The provisions of ASU 2011-08 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Company elected to adopt the provisions of this ASU in the fourth quarter of 2011, as part of its normal review cycle for the impairment of goodwill.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 2.  Investment Securities

The investment securities portfolio was comprised solely of securities classified as available for sale. The tables below set forth the fair values of investment securities available for sale at December 31, 2011 and 2010:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2011	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$4,209	$118	$(1)	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	116,732	890	(297)	117,325
Non-agency	34,667	465	(600)	34,532
State and municipal securities	49,661	2,262	-	51,923
Corporate debt securities	28,909	-	(2,053)	26,856
Other	2,059	-	(39)	2,020

Total	$236,237	$3,735	$(2,990)	$236,982

As of December 31, 2010
Obligations of U.S. government agencies	$6,684	$-	$(248)	$6,436
Mortgage backed securities
U.S. government sponsored entities and agencies	159,448	1,653	(484)	160,617
Non-agency	10,170	233	(1,344)	9,059
State and municipal securities	49,459	242	(1,956)	47,745

Total	$225,761	$2,128	$(4,032)	$223,857

During the year ended December 31, 2011, the Company sold $147.2 million in available for sale investments and recognized aggregate net gains of $2.0 million.  For the years ended December 31, 2010 and 2009, the Company recognized aggregate net gains in the amounts of $0.8 million and $0.3 million, respectively.

At December 31, 2011, the Company owned five Whole Loan Private Label Single Family Residential Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.2 million, which are included in Non-agency mortgage backed securities in the above table. PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  However, due to the severe and prolonged downturn in the economy, PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure), then moving on to senior and super senior bonds, which are what the Company owns with the exception of one mezzanine bond (subordinate).  At December 31, 2011, one bond with an aggregate fair value of $0.3 million is deemed to be non-investment grade.

The Company’s evaluations of PMBS, with the assistance of an independent third party, compile relevant collateral details and performance statistics on a security-by-security basis.  These evaluations also include assumptions about prepayment rates, future delinquencies, and loss severities based on the underlying collateral characteristics and vintage.  Additionally, evaluations include consideration of actual recent collateral performance, the structuring of the security (including the Company’s position within that structure) and expectations of relevant market and economic data as of the end of the reporting period.  Assumptions made concerning the items listed above allow the Company to then derive an estimate for the net present value of each security’s expected future cash flows.  This amount is then compared to the amortized cost of each security to determine the amount of any possible credit loss. As of December 31, 2011, net unrealized losses on PMBS within the Company’s investment portfolio totaled $34 thousand compared to net unrealized losses of $1.1 million reported at December 31, 2010.

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

The presentation of OTTI losses are made in the consolidated statements of operations on a gross basis (the total amount by which the investment’s amortized cost basis exceeds its fair value at the time it was evaluated for OTTI) with an offset for the amount of OTTI recognized in other comprehensive income (OTTI related to all other factors such as market conditions).  The net charge to earnings, referred to as credit related losses, reflects the portion of the impaired investment the Company estimates it will no longer recover.

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

As of December 31, 2011, the Company continues to hold two PMBS securities in which OTTI losses had been recognized.  These securities had an aggregate recorded fair value of $0.6 million ($1.1 million historical cost) at both December 31, 2011 and December 31, 2010.  The aggregate OTTI recorded on these two securities as of both December 31, 2011 and December 31, 2010 was approximately $0.5 million, comprised of $0.1 million of OTTI associated with credit risk and $0.4 million associated with OTTI for all other factors.  In March 2011, the Company sold one of the three securities on which OTTI had previously been recognized.  The Company realized a loss of approximately $0.5 million on the sale of the security.  Although the Company continues to have the ability and intent to hold the two remaining securities for the foreseeable future, the results of the analysis performed on these securities indicated that the present value of the expected future cash flows was not sufficient to recover their entire amortized cost basis, thus indicating a credit loss had occurred. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to: further significantly weakened economic conditions; deterioration of credit metrics; significantly higher levels of default; loss in value on the underlying collateral; deteriorating credit support from subordinated tranches; and further uncertainty and illiquidity in the financial markets. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

As of December 31, 2011, the Company believes that unrealized losses on all other mortgage related securities such as U.S. government sponsored entity and agency securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”), as well as corporate bonds, are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  As of December 31, 2011, the Company does not believe unrealized losses related to these securities are other than temporary.

The following table provides additional information related to the OTTI losses the Company has recognized as of December 31, 2011:

	December 31, 2011
		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$534	$943	$1,477
Less: losses related to OTTI securities sold	(425)	(518)	(943)
Change in value attributable to other factors	-	(64)	(64)

Balance, end of the period	$109	$361	$470

The following table provides additional information related to the OTTI losses the Company recognized during the year ended December 31, 2010:

	December 31, 2010
		OTTI Related
	OTTI Related	to All Other	Total
(dollar amounts in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$372	$1,584	$1,956
Additional charges on securities for which OTTI was previously recognized	207	(571)	(364)
Less: losses related OTTI securities sold	(45)	(70)	(115)

Balance, end of the period	$534	$934	$1,477

Those investment securities available for sale which have an unrealized loss position at December 31, 2011 and 2010 are detailed below:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2011	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$89	$(1)	$89	$(1)
Mortgage backed securities
U.S. government sponsored entities and agencies	39,895	(297)	-	-	39,895	(297)
Non-agency	17,396	(238)	586	(362)	17,982	(600)
Corporate debt securities	26,857	(2,053)	-	-	26,857	(2,053)
Other	2,020	(39)	-	-	2,020	(39)

Total	$86,168	$(2,627)	$675	$(363)	$86,843	$(2,990)

As of December 31, 2010
Obligations of U.S. government agencies	$6,339	$(245)	$96	$(3)	$6,435	$(248)
Mortgage backed securities
U.S. government sponsored entities and agencies	56,164	(469)	2,094	(15)	58,258	(484)
Non-agency	-	-	4,780	(1,344)	4,780	(1,344)
State and municipal securities	38,731	(1,936)	136	(20)	38,867	(1,956)

Total	$101,234	$(2,650)	$7,106	$(1,382)	$108,340	$(4,032)

The majority of the securities in an unrealized loss position are corporate debt securities, which the Company began investing in just prior to the downgrade of the U.S. debt by the S&P.  As a result of the U.S. debt’s downgrade there was increased pressure on the price of all types of debt securities but most notably corporate and CMBS securities, as investors liquidated their positions in favor of higher quality and more liquid investments.  The Company’s investments in the corporate debt portion of the portfolio are focused on investment grade variable rate instruments, which provide some degree of protection of principal from movements in market interest rates.  We do not believe that any of the unrealized losses reflect on the credit quality of the issuer but rather are short-term market fluctuations due to the reaction to the U.S. debt downgrade.  As the Company has the ability and intent to hold these securities until their value recovers and it is more likely than not that it will not be required to sell these securities, the Company does not believe there has been an other than temporary decline in their value.

The amortized cost and fair values of investment securities available for sale at December 31, 2011 and 2010, are shown below.  The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011		2010
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Due one year or less	$17,484	$17,471	$38,706	$39,374
Due after one year through five years	144,941	144,107	120,666	121,032
Due after five years through ten years	63,070	64,383	34,020	32,686
Due after ten years	10,742	11,021	32,369	30,765

Total	$236,237	$236,982	$225,761	$223,857

Securities having a carrying value and a fair value of $5.1 million and $5.2 million, respectively at December 31, 2011, and $9.9 million and $9.9 million, respectively at December 31, 2010 were pledged to secure public deposits and for other purposes as required by law.

Interest earnings by type of investment security are summarized below:

	For the year ended
	December 31,
(dollar amounts in thousands)	2011	2010	2009
Taxable earnings on investment securities
Obligations of U.S. government agencies	$190	$32	$1
Mortgage backed securities	4,288	5,200	3,021
State and municipal securities	497	161	-
Corporate debt securities	309	-	-
Other	20	29	38
Non-taxable earnings on investment securities
State and municipal securities	1,490	1,146	896

Total	$6,794	$6,568	$3,956

Note 3.  Loans

The following table sets forth the balance for each major loan category as of December 31, 2011 and 2010:

	December 31,
(dollar amounts in thousands)	2011	2010
Real Estate Secured
Multi-family residential	$15,915	$17,637
Residential 1 to 4 family	20,839	21,804
Home equity lines of credit	31,047	30,801
Commercial	357,499	348,583
Farmland	8,155	15,136
Total real estate secured	433,455	433,961

Commercial
Commercial and industrial	141,065	145,811
Agriculture	15,740	15,168
Other	89	153
Total commercial	156,894	161,132

Construction
Single family residential	13,039	11,525
Single family residential - Spec.	8	2,391
Multi-family	1,669	2,218
Commercial	8,015	27,785
Total construction	22,731	43,919

Land	26,454	30,685
Installment loans to individuals	6,479	7,392
All other loans (including overdrafts)	273	214

Total gross loans	646,286	677,303

Deferred loan fees	1,111	1,613
Allowance for loan losses	19,314	24,940

Total net loans	$625,861	$650,750

Loans held for sale	$21,947	$11,008

Concentration of Credit Risk

At December 31, 2011 and 2010, $482.6 million and $508.6 million, respectively of the Company’s loan portfolio was collateralized by various forms of real estate, comprised of real estate secured, construction and land loans.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $8.6 million and $13.4 million at December 31, 2011 and 2010, respectively.

From time to time, the Company also originates SBA loans for sale to governmental agencies and institutional investors.  At December 31, 2011 and 2010, the unpaid principal balance of SBA loans serviced for others totaled $5.4 million and $6.4 million, respectively.  The Company did not recognize gains from the sale of SBA loans in 2011. The Company recognized gains from the sale of SBA loans of $0.2 million during 2010.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the year ended December 31, 2011:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$622	$895	$153	$469	$53	$582	$-
Home equity lines of credit	359	443	-	359	-	696	-
Commercial	4,567	5,513	3,876	691	738	8,903	-
Farmland	-	-	-	-	-	433	-
Commercial
Commercial and industrial	2,183	2,879	1,928	255	1,169	2,790	5
Agriculture	2,789	2,932	2,166	623	140	1,244	-
Construction
Single family residential	937	937	-	937	-	1,115	-
Land	1,886	2,258	729	1,157	114	3,224	-
Installment loans to individuals	61	61	61	-	3	18	-

Totals	$13,404	$15,918	$8,913	$4,491	$2,217	$19,005	$5

The following table provides a summary of the Company’s investment in impaired loans as of and for the year ended December 31, 2010:

		Unpaid	Impaired Loans		Specific	Average	Interest
	Recorded	Principal	With Specific	Without Specific	Allowance for	Recorded	Income
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$748	$896	$-	$748	$-	$988	$-
Home equity lines of credit	1,019	1,019	-	1,019	-	508	-
Commercial	18,322	20,539	4,706	13,616	1,085	18,890	67
Farmland	2,626	2,773	-	2,626	-	2,745	-
Commercial
Commercial and industrial	5,858	6,474	903	4,955	461	8,010	150
Agriculture	246	384	-	246	-	1,294	-
Construction
Single family residential	1,311	1,310	952	359	476	945	-
Single family residential - Spec.	1,250	1,250	-	1,250	-	1,108	-
Tract	-	-	-	-	-	311	-
Multi-family	479	896	-	479	-	481	-
Commercial	-	100	-	-	-	245	-
Land	3,371	3,771	1,478	1,893	235	6,935	-
Installment loans to individuals	370	502	-	370	-	396	17

Totals	$35,600	$39,931	$8,039	$2,561	$2,257	$42,855	$234

The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2011, 2010 and 2009.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $1.5 million, $3.0 million and $1.3 million in 2011, 2010 and 2009, respectively.  Interest income recognized on impaired loans in the table above represents interest the Company recognized on performing TDRs.

Because the loans currently identified as impaired have unique risk characteristics, valuation allowances the Company recorded were determined on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at the fair value of the underlying collateral, net of estimated selling costs as of December 31, 2011 and 2010, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

At December 31, 2011 and 2010, $3.7 million and $10.4 million, respectively, in loans were classified as TDRs, respectively.  Of those balances $0.8 million and $2.8 million were accruing as of December 31, 2011 and 2010, respectively.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  Forgone interest related to TDRs totaled $ 0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The vast majority of the term modifications related to extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 12 months to 18 months.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	For the Year Ended
	December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial real estate	1	$500	$500
Commercial and industrial	10	1,377	1,377
Land	1	788	742

Totals	12	$2,665	$2,619

TDRs that originated in 2011 and then became delinquent during the year comprised:

	For the Year Ended
	December 31, 2011
	Number of
(dollar amounts in thousands)	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial and industrial	3	$478

Totals	3	$478

Credit Quality and Credit Risk Management

The Company manages credit risk not only through extensive risk analyses performed prior to a loan’s funding, but also through the ongoing monitoring of loans within the portfolio, and more specifically certain types of loans that generally involve a greater degree of risk, such as commercial real estate, commercial lines of credit, and construction/land loans.  The Company monitors loans in the portfolio through an exhaustive internal process, at least quarterly, as well as with the assistance of independent loan reviews.  These reviews generally not only focus on problem loans, but also “pass” credits within certain pools of loans that may be expected to experience stress due to economic conditions.

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

Loans typically move to non-accruing status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains financial information (appraisal or cash flow information) in order to determine if any evidence of impairment exists.  If impairment is determined to exist, the Company obtains updated appraisal information on the underlying collateral for collateral dependent loans and updated cash-flow information if the loan is unsecured or primarily dependent on future operating or other cash-flows. Once the updated financial information is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses, if Management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loan have been charged-off.  If upon a loan’s migration to non-accruing status, the financial information obtained while the loan was classified as substandard are deemed to be outdated, the Company typically orders new appraisals on underlying collateral or obtains the most recent cash-flow information in order to have the most current indication of fair value.  For collateral dependent loans, if a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.  An analysis of the underlying collateral is performed for loans on non-accrual status at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off. Cash-flow information for impaired loans dependent primarily on future operating or other cash-flows are updated quarterly as well, with subsequent shortfalls resulting in valuation allowance adjustments.

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans as well as updated cash-flow information.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where Management has determined that it is in the best interest of the Bank to attempt to broker a troubled loan rather than to continue to hold it in its portfolio, additional charges-offs have been realized as distressed loan buyers that typically purchase these types of loans tend to require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2011:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$15,915	$15,915	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	20,839	20,209	-	630	-	-	-	-	622	-
Home equity lines of credit	31,047	29,274	56	1,717	-	267	65	-	359	-
Commercial	357,499	311,234	17,795	28,470	-	-	-	-	4,551	-
Farmland	8,155	5,830	-	2,325	-	-	-	-	-	-
Commercial
Commercial and industrial	141,065	122,964	11,630	6,416	55	329	92	-	1,625	561
Agriculture	15,740	11,326	-	4,414	-	-	-	-	2,327	-
Other	89	89	-	-	-	-	-	-	-	-
Construction
Single family residential	13,039	12,102	-	937	-	-	-	-	937	-
Single family residential - Spec.	8	8	-	-	-	-	-	-	-	-
Multi-family	1,669	-	-	1,669	-	-	-	-	-	-
Commercial	8,015	3,714	4,301	-	-	-	-	-	-	-
Land	26,454	13,985	5,234	7,235	-	41	-	-	1,886	-
Installment loans to individuals	6,479	6,148	247	84	-	-	2	-	61	-
All other loans (including overdrafts)	273	271	1	1	-	-	-	-	-	-

Totals	$646,286	$553,069	$39,264	$53,898	$55	$637	$159	$-	$12,368	$561

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

In addition to the $53.9 million of substandard and doubtful loans in the loan portfolio, which traditionally have made up classified loans, there were $4.3 million of loans accounted for as held for sale, that had been included in substandard loans prior to being transferred held for sale, and are also considered classified loans.

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

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on certain information and events surrounding a borrower, it is determined that it is probable that the Company will not receive all scheduled payments, including interest.  In addition, all TDRs are considered to be impaired loans.  Once a loan is classified as substandard, the Company places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

General Portfolio Allocation

The general portfolio allocation of the allowance is determined by pooling performing loans by collateral type and purpose, such as the stratification presented in Note 3. Loans, of these consolidated financial statements.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.

Qualitative Portfolio Allocation

The qualitatively determined allocation of the allowance, which is included in the general reserve component of the allowance for loan loss table below, is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the scope and frequency of the loan review process as well as any other factor determined by Management to have an impact on the credit quality of the loan portfolio.  External factors include local, state and national economic and business conditions.  While Management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of Management’s expectations.

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

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2011 and 2010:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(8,325)	(4,426)	(338)	(793)	(204)	-	(14,086)
Recoveries	360	1,669	112	207	49	-	2,397
Provisions for loan losses	5,725	(201)	(639)	1,002	164	12	6,063

Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314

Amount of allowance attributed to:
Specifically evaluated impaired loans	$791	$1,309	$-	$114	$3	$-	$2,217
General portfolio allocation	$8,854	$5,240	$488	$2,302	$172	$41	$17,097

Loans individually evaluated for impairment	$5,532	$4,963	$937	$1,886	$61	$-	$13,379
Loans collectively evaluated for impairment	$427,923	$151,931	$21,794	$24,568	$6,418	$273	$632,907
General reserves to total loans collectively evaluated for impairment	2.07%	3.45%	2.24%	9.37%	2.68%	15.02%	2.70%

Total gross loans	$433,455	$156,894	$22,731	$26,454	$6,479	$273	$646,286
Total allowance to gross loans	2.23%	4.17%	2.15%	9.13%	2.70%	15.02%	2.99%

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2009	$6,851	$4,814	$1,007	$1,644	$40	$16	$14,372
Charge-offs	(5,500)	(13,738)	(1,259)	(2,985)	(371)	-	(23,853)
Recoveries	120	1,436	10	1,311	13	-	2,890
Provisions for loan losses	10,414	16,995	1,595	2,030	484	13	31,531

Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940

Amount of allowance attributed to:
Specifically evaluated impaired loans	$1,085	$461	$476	$235	$-	$-	$2,257
General portfolio allocation	$10,800	$9,046	$877	$1,765	$166	$29	$22,683

Loans individually evaluated
for impairment	$20,260	$2,503	$2,560	$3,372	$94	$-	$28,789
Loans collectively evaluated
for impairment	$413,701	$158,629	$41,359	$27,313	$7,298	$214	$648,514
General reserves to total loans
collectively evaluated for impairment	2.61%	5.70%	2.12%	6.46%	2.27%	13.55%	3.50%

Total gross loans	$433,961	$161,132	$43,919	$30,685	$7,392	$214	$677,303
Total allowance to gross loans	2.74%	5.90%	3.08%	6.52%	2.25%	13.55%	3.68%

The following table summarizes activity in the allowance for loan losses for 2009:

For the year ended
December 31,
(dollar amounts in thousands)	2009
Balance at beginning of period	$10,412
Provision expense	24,066
Loans charged-off
Commercial real estate	339
Residential 1-4 family	558
Commercial and industrial	5,816
Agriculture	2,224
Construction	2,218
Land	8,886
Other	163

Total charge-offs	20,204

Recoveries of loans previously charged off	98

Balance at end of period	$14,372

Note 5.  Other Real Estate Owned (“OREO”)

The following table summarizes the change in the balance of other real estate owned for the years ended December 31, 2011:

	Balance				Balance
	December 31,				December 31,
(dollars in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$160	$865	$(1,025)	$-	$-
Commercial	3,953	2,578	(5,500)	(816)	215
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(52)	423
Tract	251	-	(117)	(34)	100
Land	1,365	41	(994)	(233)	179

Totals	$6,668	$3,484	$(8,100)	$(1,135)	$917

The following table summarizes the change in the balance of other real estate owned for the years ended December 31, 2010 and 2009:

	For the years ended
	December 31,
(dollar amounts in thousands)	2010	2009
Beginning balance	$946	$1,337
Additions	13,280	9,595
Disposals	(3,906)	(8,521)
Write-downs	(3,652)	(1,465)

Ending balance	$6,668	$946

Note 6.  Property, Premises and Equipment

At December 31, 2011 and 2010, property, premises and equipment consisted of the following:

	December 31,
(dollar amounts in thousands)	2011	2010
Land	$1,240	$1,240
Furniture and equipment	8,923	9,194
Building and improvements	6,802	6,871
Construction in progress	49	122

Total cost	17,014	17,427

Less: accumulated depreciation and amortization	11,486	11,051

Total property, premises and equipment	$5,528	$6,376

Depreciation expense totaled $1.3 million, $1.3 million and $1.2 million for the years ended 2011, 2010 and 2009, respectively. The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022.  See Note 11. Commitments and Contingencies, of these consolidated financial statements for a more detailed discussion regarding the Company’s operating lease obligations.

Note 7.  Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets associated with the acquisition of Business First Bank in 2007.  The balance of goodwill at December 31, 2011 was $11.0 million, unchanged from that reported at December 31, 2010.

Core deposit intangible (“CDI”) assets are subject to amortization.  Amortization for 2011, 2010 and 2009 was $0.4 million, $0.5 million and $1.0 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of core deposit intangibles and provides an estimate for future amortization as of December 31, 2011:

	Gross Carrying	Accumulated	Net Carrying
(dollar amounts in thousands)	Amount	Amortization	Amount
Core deposit intangible	$3,797	$(2,115)	$1,682

	Beginning	Estimated	Ending
Period	Balance	Amortization	Balance
Year 2012	$1,682	$(342)	$1,340
Year 2013	$1,340	$(342)	$998
Year 2014	$998	$(342)	$656
Year 2015	$656	$(342)	$314
Year 2016	$314	$(314)	$(0)

Note 8.  Time Deposit Liabilities

The following table provides a summary for the maturity of the Bank’s time certificates of deposit as of December 31, 2011:

	Amount Due
(dollar amounts in thousands)	2012	2013	2014	2015	2016	Total
Time certificates of deposit	$125,490	$36,375	$23,694	$1,793	$5,359	$192,711

Note 9.  Borrowings

The Bank has several sources from which it may obtain borrowed funds.  While deposits are the Bank’s primary funding source, borrowings are the secondary source of funds. Borrowings can take the form of Federal Funds purchased through arrangements it has established with correspondent banks or advances from the Federal Home Loan Bank.  Borrowing may occur for a variety of reasons including daily liquidity needs and balance sheet growth.  Additionally, the Bank had a collateralized borrowing line with the Federal Reserve Bank in the amount of $6.9 million as of December 31, 2011.  The following provides a summary of the borrowing facilities available to the Bank and Company as well as the level of borrowings that were outstanding as of December 31, 2011:

Federal Funds Purchased - The Bank has borrowing lines with correspondent banks totaling $15.0 million as of December 31, 2011 and 2010.  As of December 31, 2011, there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank Advances - At December 31, 2011, the Bank had the following borrowings with the FHLB, the majority of which are collateralized by loans:

(dollar amounts in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Variable/Fixed	Date
$26,000	0.11%	Variable	Open
3,500	0.85%	Fixed	12/10/2012
29,500	Total short-term

3,000	1.28%	Fixed	12/10/2013
2,500	1.37%	Fixed	1/13/2014
2,500	1.37%	Fixed	2/3/2014
2,500	1.50%	Fixed	2/24/2014
1,500	1.19%	Fixed	5/12/2014
2,500	1.92%	Fixed	1/13/2015
2,500	1.90%	Fixed	2/2/2015
2,500	2.02%	Fixed	2/24/2015
2,500	1.68%	Fixed	5/11/2015
22,000	Total long-term

$51,500	0.79%

FHLB advances require monthly interest only payments, with the full amount borrowed due at maturity.

Borrowings from FHLB are collateralized by the Company’s loans receivable.  At December 31, 2011, $535.3 million in loans were pledged as collateral to the FHLB for the borrowings presented in the table above and the banks remaining borrowing capacity of $146 million as of December 31, 2011; however, the majority of the Bank’s loans are assigned to a blanket lien to the FHLB.  Additionally, the Bank has an $11.4 million letter of credit with the FHLB secured by loans.

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

At December 31, 2011 and 2010, the Company had a total of $8.2 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding, issued to Heritage Oaks Capital Trust II.  The debt securities can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  In addition, effective November 2011 the Company has the option to redeem the debt, subject to regulatory approval. Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in Heritage Oaks Capital Trust II, totaling $0.2 million.  The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Heritage Oaks Capital Trust II is payable quarterly at a variable rate of 3-month LIBOR plus 1.72%.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trust II as of December 31, 2011:

	Amount	Current	Issue	Scheduled	Initial
(dollar amounts in thousands)	Borrowed	Rate	Date	Maturity	Call Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.30%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%

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

Starting with the second quarter of 2010, the Company began to defer interest payments on its outstanding junior subordinated debentures in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, during the remainder of 2010 and all of 2011 the Company accrued but has not paid approximately $0.3 million of interest on $8.2 million of borrowings associated with Heritage Oaks Capital Trust II.  For more information concerning the Written Agreement, please see Note 22. Regulatory Order and Written Agreement, of these consolidated financial statements.

On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company’s Tier I capital, subject to certain limitations which became effective on March 31, 2011.  At December 31, 2011, the Company was able to include $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

Note 10.  Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2010, 2009, 2008 and 2007 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of December 31, 2011 and 2010. The following table provides a summary for the current and deferred amounts of the Company’s income tax provision (benefit) for the years ended December 31, 2011, 2010, and 2009:

	For The Years Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
Current:
Federal	$(289)	$6,553	$(2,951)
State	584	2,253	(18)

Total current provision / (benefit)	295	8,806	(2,969)

Deferred:
Federal	1,507	(8,535)	(1,446)
State	26	(2,031)	(1,410)

Total deferred provision / (benefit)	1,533	(10,566)	(2,856)

Total income tax provision / (benefit)	$1,828	$(1,760)	$(5,825)

The table below summarizes the Company’s net deferred tax asset as of December 31, 2011 and 2010:

	December 31,
(dollar amounts in thousands)	2011	2010
Deferred tax assets
Reserves for loan losses	$15,042	$18,161
Forgone interest on non-accrual loans	650	853
Fixed assets	370	227
Accruals	713	472
Alternative minimum tax credit	2,091	18
Deferred income	1,991	2,191
Deferred compensation	1,602	1,971
Net operating loss carryforward	1,000	958
Investment securities valuation	-	864
Other than temporary impairment	49	225
Other real estate owned	415	1,582
Realized built-in loss subject to § 382	3,923	4,293
Charitable contribution	72	28
	27,918	31,843
Valuation allowance	(5,605)	(7,105)

Total deferred tax assets	22,313	24,738

Deferred tax liabilities
Fair value adjustment for purchased assets	626	781
Investment securities valuation	339	-
Deferred costs, prepaids and FHLB advances	911	857
State deferred tax	2,211	1,937

Total deferred tax liabilities	4,087	3,575

Net deferred tax assets	$18,226	$21,163

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

The pre-tax losses the Company reported in 2010 and 2009 resulted in a three year cumulative loss position which provided significant negative evidence to support the Company’s position that a portion of its deferred tax assets would not be realized as of December 31, 2011 and 2010.

As a result of this negative evidence, the Company recorded a partial valuation allowance of approximately $7.1 million for its deferred tax assets in 2010 through a charge to income tax expense. The Company’s determination of the valuation allowance for a portion of its deferred tax assets was based on an analysis of cumulative pre-tax losses over a three year horizon, through December 31, 2010, a projection of future taxable income over a period of time the Company believed to be reasonably estimable (“the projection period”), and a detailed analysis to determine the amount of the deferred tax asset expected to be realized over the projection period of five years.  The ultimate realization of the Company’s deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences reverse.  Given the Company was in a three year cumulative pre-tax loss position as of December 31, 2010, it became less likely the Company would generate enough future taxable income over the projection period in order for all of its deferred tax assets to be realized.  During 2011, the Company returned to profitability and was able to meet its earnings projections. Based on the return to profitability in 2011, and projections of profitability for the foreseeable future, combined with an improvement in the credit quality of the Company’s loan portfolio during 2011 and a reduction in the Company’s overall deferred tax asset position, the Company determined in 2011 that $1.5 million of the deferred tax valuation allowance was no longer needed and reduced the existing $7.1 million valuation allowance by such at December 31, 2011.

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

The Company has and will continue to perform a quarterly analysis of its deferred tax assets and the valuation allowance established in 2010 for changes affecting realizability of the deferred tax assets and the level of valuation allowance needed.

The following table reconciles the statutory federal income tax expense/(benefit) and rate to the Company’s effective income tax (benefit)/expense and rate for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision/(benefit) at federal statutory tax rate	$3,344	35.0	$(6,762)	(35.0)	$(4,377)	(34.0)
State income taxes, net of federal income tax benefit	650	6.8	(1,372)	(7.1)	(942)	(7.3)
Deferred tax asset valuation allowance	(1,500)	(15.7)	7,105	36.8	-	-
Bank owned life insurance	(183)	(1.9)	(182)	(0.9)	(148)	(1.1)
Tax exempt income, net of interest expense	(545)	(5.7)	(492)	(2.6)	(383)	(3.0)
Other, net	62	0.6	(57)	(0.3)	25	0.2

Total income tax provision/(benefit)	$1,828	19.1	$(1,760)	(9.1)	$(5,825)	(45.2)

As part of the bank acquisitions in 2003 and 2007, the Company has approximately $0.5 million and $1.1 million of net operating losses (“NOL”) available for carry-forward for federal and state tax purposes, respectively, at December 31, 2011.  The federal NOL carry-forwards related to acquisitions begin to expire in 2020.  The state NOL carry-forwards related to acquisitions expire between 2012 and 2015. Additionally, the Company has approximately $6.2 million in NOL available for carry-forward for state tax purposes related to operating losses the Company incurred during 2009, which expires in 2030.  The realization of the NOL is limited for federal tax and state tax purposes under current tax law. Specifically, due to the change in control triggered by the March 2010 capital raise, under I.R.C. Section 382 annual limitations have been placed on the NOL carry-forward deductions.  The Company does not, however, believe that these annual limitations will limit the ultimate deductibility of the NOL Carry-forwards. Additionally, California has suspended NOL carry-forward deductions for 2011. The Company also has $1.4 million and $0.7 million in alternative minimum tax credit for federal and state purposes, respectively, that have no expiration date.

Note 11.  Commitments and Contingencies

The Company, from time to time is involved in various litigation.  In the opinion of Management and the Company’s general counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

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

As of December 31, 2011 and 2010, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	December 31,
(dollar amounts in thousands)	2011	2010
Commitments to extend credit	$147,043	$141,331
Standby letters of credit	14,944	16,080

Total commitments and standby letters of credit	$161,987	$157,411

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At December 31, 2011, the Company had $39.0 million in fixed rate commitments and $123.0 million in variable rate commitments.

Other Commitments

The following table provides a summary of the future minimum lease payments the Bank is expected to make based upon obligations at December 31, 2011:

	Due	Due	Due	Due	Due	Due More
(dollar amounts in thousands)	2012	2013	2014	2015	2016	Than 5 Years	Total
Non-cancelable operating leases	$1,966	$1,664	$1,414	$1,240	$1,042	$6,486	$13,812

The Company has leases that contain options to extend for periods from five to twenty years.  Options to extend which have been exercised and the related lease commitments are included in the table above.  Total rent expense charged for leases during the reporting periods ended December 31, 2011, 2010 and 2009, were approximately $2.5 million, $2.4 million and $2.4 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011, the Company and the Bank meet all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. However, on March 4, 2010, the Bank entered into a Consent Order with the FDIC that requires higher levels of Tier I Leverage and Total Risk Based ratios of 10.0% and 11.5%, respectively. See also Note 22.  Regulatory Order and Written Agreement, of these consolidated financial statements, for additional information related to the Consent Order.  While the Bank is subject to the Consent Order, it will be considered adequately capitalized as long as it maintains these minimum capital ratios.

The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2011 and 2010:

					Capital Needed
					To Be Well Capitalized
			Capital Needed For		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital to risk-weighted assets:
Company	$126,091	16.07%	$62,753	8.0%	N/A	N/A
Heritage Oaks Bank	$123,517	15.77%	$62,641	8.0%	$78,301	10.0%

Tier I capital to risk-weighted assets:
Company	$116,164	14.81%	$31,376	4.0%	N/A	N/A
Heritage Oaks Bank	$113,608	14.51%	$31,321	4.0%	$46,981	6.0%

Tier I capital to average assets:
Company	$116,164	12.06%	$38,519	4.0%	N/A	N/A
Heritage Oaks Bank	$113,608	11.85%	$38,341	4.0%	$47,926	5.0%

As of December 31, 2010
Total capital to risk-weighted assets:
Company	$114,892	15.21%	$60,411	8.0%	N/A	N/A
Heritage Oaks Bank	$111,235	14.75%	$60,332	8.0%	$75,415	10.0%

Tier I capital to risk-weighted assets:
Company	$105,258	13.94%	$30,205	4.0%	N/A	N/A
Heritage Oaks Bank	$101,613	13.47%	$30,166	4.0%	$45,249	6.0%

Tier I capital to average assets:
Company	$105,258	10.83%	$38,870	4.0%	N/A	N/A
Heritage Oaks Bank	$101,613	10.52%	$38,622	4.0%	$48,278	5.0%

As disclosed in Note 9. Borrowings, of these consolidated financial statements, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes.  At December 31, 2011 and 2010, the Company included $8.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

Additionally, it should be noted that based on the regulatory definition of Tier I and Total Risk Based capital, the Company and Bank are subject to certain limitations with regard to the amount of the allowance for loan losses that may be included in the calculation of Total Risk Based capital as well as the level of deferred tax assets that may be considered in the calculation of Tier I and Total Risk Based capital calculations.  At December 31, 2011, the amount of the Bank’s allowance for loan losses not qualified for inclusion totaled approximately $9.7 million for the Bank and the Company.  The amount of the Company’s deferred tax assets not qualified for inclusion totaled approximately $8.5 million for the Bank and $8.2 million for the Company as of December 31, 2011.

Note 13.  Salary Continuation Plan

The Company established salary continuation agreements with certain senior and executive officers, as authorized by the Board of Directors.  These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  At December 31, 2011 and 2010, the present value of the Company’s liability under these agreements was $2.9 million and $3.0 million, respectively, and is included in other liabilities in the Company’s consolidated financial statements.  For the years ended December 31, 2011, 2010 and 2009, expenses associated with the Company’s salary continuation plans were $0.5 million, $0.4 million and $0.3 million, respectively.  The Company maintains life insurance policies, which are intended to fund all costs associated with the agreements.  The cash surrender values of these life insurance policies totaled $14.8 million and $13.8 million, at December 31, 2011 and 2010, respectively.

Note 14.  Employee Benefit Plans

During 1994, the Company established a savings plan for employees that allows participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  Employee contributions are matched up to 25 percent of the employee’s contribution.  Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.  In the latter part of 2011, the Plan was amended to change the Company’s matching contribution to equal 30 percent of the first 5 percent of employee contribution.  These amendments become effective in the first quarter of 2012.  Expenses the Company incurred associated with the plan were $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year.  The amount of the Company’s annual contribution to the ESOP is at the discretion of the Board of Directors.  The Company made no contributions to the plan during 2011, 2010 and 2009.

As of December 31, 2011, the Plan held 188,370 shares of the Company’s common stock with an aggregate market value of $0.7 million.

Note 15.  Share-Based Compensation Plans

At December 31, 2011, the Company had share-based compensation awards outstanding under two share-based compensation plans, which are described below:

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

All outstanding options are granted at prices equal to the fair market value of the Company’s stock on the day of the grant.  Options granted vest at a rate of 33.3% per year for three years, and expire no later than ten years from the grant date. In the event of a change in control in which the Company is not the surviving entity, all awards granted under the 2005 Plan shall immediately vest and or become immediately exercisable, except as otherwise determined at the time of grant of the award and specified in the award agreement or unless the survivor corporation, or the purchaser of assets of the Company agrees to assume the obligations of the Company with respect to all outstanding awards or to substitute such awards with equivalent awards with respect to the common stock of the successor.

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

The following table summarizes activity with respect to restricted share-based compensation for the years ended December 31, 2011, 2010 and 2009:

		Average Grant
	Shares	Date Fair Value
Balance January 1, 2009	63,761	$17.93
Forfeited/expired	(5,247)	17.69

Balance December 31, 2009	58,514	$17.96
Granted	26,565	3.10
Forfeited/expired	(7,428)	18.24

Balance December 31, 2010	77,651	$12.85
Granted	63,898	3.13
Vested	(49,511)	18.05
Forfeited/expired	(525)	15.94

Balance December 31, 2011	91,513	$3.23

Compensation costs related to restricted stock awards are charged to earnings (included in salaries and employee benefits) over the vesting period of those awards.  The total income tax benefit recognized related to restricted stock compensation was less than $0.1 million for each of the years ended December 31, 2011, 2010, and 2009.  No restricted shares vested during 2010 and 2009.  At December 31, 2011, there was a total of $0.2 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The following table provides a summary of information related to the Company’s stock option awards for the years ended December 31, 2011, 2010 and 2009:

		Weighted		Options	Weighted Average
		Average	Options	Available for	Fair Value
	Shares	Exercise Price	Exercisable	Grant	Options Granted
Balance at January 1, 2009	408,830	$9.34	331,742	516,294	$4.64
Granted	58,590	5.31
Forfeited	(2,561)	3.73
Exercised	(24,121)	3.73

Balance at December 31, 2009	440,738	$9.15	346,333	462,584	$4.57
Granted	328,423	3.11
Forfeited	(17,364)	10.28
Exercised	(11,260)	3.73

Balance at December 31, 2010	740,537	$6.53	360,671	110,742	$3.24
Granted	55,484	3.67
Forfeited	(59,539)	8.92
Exercised	-	0.00
Expired	(100,076)	12.15

Balance at December 31, 2011	636,406	$5.40	351,740	1,826,516	$2.82

The increase in the available grant pool as of December 31, 2011, was due to the increase in outstanding shares as of March 25, 2011.  As previously noted, the number of options available to grant is adjusted once a year based on 10% of the actual common shares outstanding on March 25 each year.

The following table provides information related to options that have vested or are expected to vest and exercisable options as of December 31, 2011:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	636,406	$5.40	6.67	$136,718
Exerciseable at December 31, 2011	351,740	$7.05	5.03	$45,508

The total intrinsic value (the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised in all plans during the three years ended 2011, 2010 and 2009 was $0, $0 and $39 thousand, respectively.

The tax benefit related to the exercise of stock options and disqualifying dispositions on the exercise of incentive stock options were not material in 2011, 2010 or 2009.

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards.  The table below also shows the remaining expense associated with those awards as of and for the years ended December 31, 2011, 2010 and 2009:

	For The Years Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
Share-based compensation expense:
Stock option expense	$241	$218	$177
Restricted stock expense	58	86	162

Total expense	$299	$304	$339
Unrecognized compensation expense:
Stock option expense	$365	$519	$247
Restricted stock expense	232	100	239

Total unrecognized expense	$597	$619	$486

As of December 31, 2011, there was a total of $0.4 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.1 years.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during 2011, 2010 and 2009 using the Black-Scholes option pricing model:

	2011	2010	2009
Expected volatility	50.73%	43.75%	36.57%
Expected term (years)	7	7	10
Dividend yield	0.00%	0.00%	0.00%
Risk free rate	2.74%	2.04%	3.18%

Weighted-average grant date fair value	$2.00	$1.48	$2.78

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

Note 16.  Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company.  These loans were made and deposits were taken in the ordinary course of business.

The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2011:

For The Year
Ended December 31,
(dollar amounts in thousands)	2011
Outstanding balance, beginning of year	$24,926
Additional loans made	12,181
Repayments	(13,787)

Outstanding balance, end of year	$23,320

Deposits from related parties held by the Bank at December 31, 2011 and 2010 amounted to $6.3 million and $6.9 million, respectively.

In addition to the loan and deposit relationships noted above, the Company paid firms affiliated with certain of its directors for facility rent, legal consultation fees related to collection matters and fuel for Company owned vehicles totaling $221 thousand, $8 thousand and $4 thousand, respectively, in 2011.

Note 17.  Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company.  Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Department of Financial Institutions (“DFI”), the lesser of the Bank’s respective net income for the year and the retained net income for the preceding two years or cumulative retained earnings.  Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings.

Additionally, as disclosed in Note 22. Regulatory Order and Written Agreement, of these consolidated financial statements, the Bank and Company are currently operating, respectively, under a Consent Order by the FDIC and DFI as well as a Written Agreement with the Federal Reserve Bank of San Francisco.  The Consent Order and Written Agreement contain provisions that prohibit the Bank from paying any dividends or other forms of payment that may represent a reduction in the Bank’s equity to the Holding Company.

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or, due to the age of the appraisal, the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3.  At December 31, 2011, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to Management.

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

Junior Subordinated Debentures

The fair value disclosed for junior subordinated debentures is based on market prices of similar instruments issued with similar contractual terms and by issuers with a similar credit profile as the Company.

Off-Balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$4,326	$-	$4,326
Mortgage backed securities:
Agency	-	117,325	-	117,325
Non-agency	-	31,458	3,074	34,532
Obligations of state and muncipal securities	-	51,664	259	51,923
Corportate debt securities		26,856	-	26,856
Other securities	-	2,020	-	2,020

Total assets measured on a recurring basis	$-	$233,649	$3,333	$236,982

As of December 31, 2010
Assets
Obligations of U.S. government agencies	$-	$6,436	$-	$6,436
Mortgage backed securities:
Agency	-	160,617	-	160,617
Non-agency	-	9,059	-	9,059
Obligations of state and muncipal securities	-	47,462	283	47,745

Total assets measured on a recurring basis	$-	$223,574	$283	$223,857

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2011 and 2010:

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Ending
(dollars in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Balance
December 31, 2011
Obligations of state and muncipal securities	$283	$(24)	$-	$-	$259
Non-agency mortgage backed securities	$-	$29	$3,045	$-	$3,074
December 31, 2010
Obligations of state and muncipal securities	$737	$(10)	$-	$(444)	$283

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains/(Losses)
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$95	$95	$126
Home equity lines of credit	-	7	-	7	82
Commercial real estate	-	-	3,813	3,813	458
Commercial and industrial	-	511	-	511	113
Agriculture	-	668	1,250	1,918	117
Land	-	56	615	671	113
Installment loans to individuals	-	58	-	58	-
Loans held for sale	-	21,947	-	21,947	-
Foreclosed assets	-	959	-	959	-

Total assets measured on a non-recurring basis	$-	$24,206	$5,773	$29,979	$1,009

As of December 31, 2010
Assets
Impaired loans
Residential 1 to 4 family	$-	$748	$-	$748	$(48)
Home equity lines of credit	-	1,019	-	1,019	-
Commercial real estate	-	17,237	-	17,237	(1,556)
Farmland		2,626	-	2,626	-
Commercial and industrial	-	5,397	-	5,397	(161)
Agriculture	-	246	-	246	(117)
Construction		2,564	-	2,564	(417)
Land	-	3,136	-	3,136	(304)
Installment loans to individuals		370	-	370	(88)
Loans held for sale	-	11,008	-	11,008	-
Other real estate owned	-	6,668	-	6,668	(3,447)

Total assets measured on a non-recurring basis	$-	$51,019	$-	$51,019	$(6,138)

Fair Value of Financial Instruments

The estimated fair value of financial instruments at December 31, 2011 and 2010 is summarized in the table below:

	2011		2010
	Carrying		Carrying
(dollar amounts in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$34,892	$34,892	$22,951	$22,951
Interest-bearing deposits	-	-	119	119
Investments and mortgage-backed securities	236,982	236,982	224,966	224,966
Federal Home Loan Bank stock	4,685	4,685	5,180	5,180
Loans receivable, net of deferred fees and costs	645,175	646,791	675,690	678,916
Loans held for sale	21,947	21,947	11,008	11,008
Accrued interest receivable	3,854	3,854	3,986	3,986
Liabilities
Non interest-bearing deposits	217,245	217,245	182,658	182,658
Interest-bearing deposits	568,963	569,988	615,548	617,296
Federal Home Loan Bank advances	51,500	52,110	45,000	45,025
Junior subordinated debentures	8,248	4,096	8,248	7,713
Accrued interest payable	455	455	423	423

The Company has financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit of:

	2011		2010
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$161,987	$1,620	$157,411	$1,574

Note 19.  Earnings / (Loss) Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share.  See the accounting policy related to the calculation of earnings per share in Note 1. Summary of Significant Accounting Policies of these consolidated financial statements for a detailed description of the calculation of earnings/(loss) per share. The following table presents the calculation of primary and diluted earnings per share:

	For The Years Ended December 31,
	2011		2010		2009
	Net		Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Loss	Shares	Loss	Shares
Net income / (loss)	$7,725		$(17,560)		$(7,049)
Dividends and accretion on preferred stock	(1,358)		(5,008)		(964)

Net income / (loss) available to common shareholders	$6,367		$(22,568)		$(8,013)

Weighted average shares outstanding		25,048,477		17,312,306		7,697,234

Basic earnings / (loss) per common share	$0.25		$(1.30)		$(1.04)

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,206,268		-		-

Weighted average diluted shares outstanding		26,254,745		17,312,306		7,697,234

Diluted earnings / (loss) per common share	$0.24		$(1.30)		$(1.04)

As a result of the losses reported in 2010 and 2009, any potential dilution associated with share-based compensation awards, the warrant issued to the U.S. Treasury, and the Series C Perpetual Preferred Stock were not included in the calculation of diluted loss per common share for those years. The diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 exclude the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Preferred Share issuance (see Note 21), per share, as their impact would be anti-dilutive.  For the years ended December 31, 2011, 2010 and 2009, common stock equivalents, primarily options, totaling approximately 580,000 shares, 585,000 and 425,000 shares, respectively, were excluded from the calculation of diluted earnings/(loss) per share, as their impact would be anti-dilutive.

Note 20.  Cash Dividends, Stock Dividends and Stock Splits

The Company paid no cash or stock dividends on its common stock during the years ended December 31, 2011, 2010 and 2009.  See Note 22. Regulatory Order and Written Agreement, of these consolidated financial statements for additional information on limitations on dividends as a result of the Order and Written Agreement.

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At December 31, 2011, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

For the years ended December 31, 2010 and 2009 accrued and paid dividends and accretion on the Series A Senior Preferred Stock totaled $1.6 million and $1.0 million, respectively.  Beginning in the second quarter of 2010 and throughout 2011, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to appoint two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock.  These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  As of December 31, 2011, the Company had not paid dividends on Series A Preferred Stock for seven consecutive quarters. During the latter half of 2011, the Treasury placed an observer on the Board of Directors but it had not exercised its right to appoint two directors to serve on the Board of Directors.

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

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock to an unaffiliated third party.  Such transfer has not occurred as of December 31, 2011.

It should be noted that two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 22.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the “Order”) to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management responded aggressively to the Order to ensure full compliance within all of the stipulated time frames. Management will continue to take all actions necessary to maintain compliance with all provisions within the Order. Such actions included the completion of the capital raise previously discussed, which brought the Bank into compliance with the capital requirements of the Order.  Additionally and as previously discussed, a Written Agreement was entered into between the Company and the Federal Reserve Bank of San Francisco on March 4, 2010. While the Company and Bank believe they are in substantial compliance with the Written Agreement and Consent Order, respectively, compliance ultimately is determined by the Company’s and Bank’s regulators based on periodic reports on compliance submitted by the Company and Bank and through periodic examination by our regulators.

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

Under the Order, the Bank is required to take certain measures.  The Bank has taken several steps to comply with the Order, most importantly completing a capital raise as previously discussed.  As mentioned, Management and the Board aggressively responded to the Order and believes they have achieved substantial compliance within the time frames set forth in the Order, and will continue to take all steps necessary to maintain such compliance.  However, compliance will ultimately be determined by the regulators as part of their review process.  The Company’s regulators completed their most recent annual regulatory risk examination in January 2012.  The final Report of Examination has not yet been published, and therefore the degree of actual compliance with the Order, per the regulators’ point of view, is still unknown. The key measures of the Order and Management’s assessment of the Company’s compliance follows:

•                  Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to reach and maintain a Tier 1 leverage ratio of at least 10% and a total risked based capital ratio of 11.5% at the Bank level beginning 90 days from the issuance of the Order.  At December 31, 2011, the Bank’s Tier 1 leverage ratio was 11.85% and its total risk based capital ratio was 15.77%.

•                  Pursuant to the Order, the Bank must retain qualified management, must notify the FDIC and the DFI in writing when it proposes to add any individual to its Board of Directors or to employ any new senior executive officer, and must conduct an independent study of management and personnel structure of the Bank. A consultant was retained to complete the required management study, and the Bank believes it complied with the Order’s timelines for completion of such study and implementation by the Board of a plan to address the findings of such study.  As part of the capital raise, the Company and the Bank obtained regulatory approval to add as a director of both the Bank and Company, one of the principals of the investor in the transaction that acquired approximately 14.4% of the outstanding voting shares of the Company.  The addition of a director to the Company’s Board of Directors required an amendment to the Company’s bylaws to increase the range of the size of the board.  Such an amendment was approved by the shareholders at the Company’s 2010 annual meeting of shareholders.  In addition, the Company has obtained regulatory approval for all senior executive officer’s hired since the Order was issued.

•                  Under the Order the Bank’s Board of Directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Board of Directors took immediate steps to reevaluate such oversight and enhance where appropriate, the frequency and duration and the scope and depth of matters covered at its Board meetings in response to the current economic environment and concerns raised in the ROE.

•                  In direct response to the ROE, a new joint regulatory compliance committee was formed at both the Bank and Company levels to oversee the Bank’s and Company’s response to all regulatory matters, including the Order and the Written Agreement, discussed below.  Detailed tracking of the Order’s requirements, and the Bank’s progress in responding thereto, is reviewed and reported at all such committee meetings, with regular reports then being provided by the committee to the full Board.  Further, and prior to the issuance of the Order, the Board directed its Chairman, Michael Morris, to significantly increase his direct oversight of Management and involvement in Bank and Company affairs to ensure an appropriate response at both the Bank and Company to the concerns raised in the 2009 examination of the Bank, which resulted in the ROE, Order and Written Agreement.

•                  The Order further required the Bank to increase its Allowance for Loan Losses (“ALLL”), as of the date of the ROE, by $3.5 million and to review and revise its ALLL methodology.  The Bank immediately increased the ALLL as required and revised its policy for determining the adequacy of the ALLL to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its ALLL, which is reviewed at least once each calendar quarter.  The results of this review are reported to senior management and the Board, and any adjustments to the allowance must be recorded in the calendar quarter it is discovered, with an offsetting adjustment to current operating earnings.  Since the third quarter of 2009, the Company has recorded an additional $53.9 million of provisions and ended 2011 with $19.3 million in the ALLL allowance, which represents 2.99% of gross receivables and 174% of non-performing loans.

•                  With respect to classified assets which existed as of the date of the ROE, the Order also requires the Bank to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful,” and within 180 days of the Order, to reduce its level of assets classified as “Substandard” as of the date of the ROE to no more than the greater of $50.0 million or 50% of Tier 1 capital plus the ALLL.  As of December 31, 2009, the Bank met the requirement to charge-off or collect all assets classified as “Loss” and one-half of the assets classified as “Doubtful” as of the date of the ROE.  The Bank complied with the requirement of the ROE in this regard and reduced the specific group of classified assets identified in the ROE to less than $50 million or 50% of Tier 1 capital plus ALLL well before the 180 day deadline.  As of December 31, 2011, total classified assets remaining from the specific pool identified in the 2009 ROE was $7.7 million or 5.8% of Tier 1 capital plus ALLL.  Although the total level of classified assets as of December 31, 2010 remained elevated, due to the continued migration of loans to classified status during 2010, the Bank was able to reduce the level of classified assets significantly in 2011, through a combination of sales of troubled loans, charge-offs and recoveries, customer work outs and improvements in customer credit quality. Total classified assets at December 31, 2011 were $60.0 million or 44.3% of Tier 1 capital plus ALLL.

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

Note 23.  Parent Company Financial Information

Heritage Oaks Bancorp

Condensed Balance Sheets

	December 31,
(dollar amounts in thousands)	2011	2010
Assets
Cash	$3,436	$683
Federal funds sold	-	3,500
Total cash and cash equivalents	3,436	4,183
Prepaid and other assets	1,371	514
Investment in bank	135,240	125,868

Total assets	$140,047	$130,565

Liabilities
Junior subordinated debentures	$8,248	$8,248
Other liabilities	2,245	1,061

Total liabilities	10,493	9,309

Stockholders’ Equity
Preferred stock	23,764	23,396
Common stock	101,140	101,140
Additional paid in capital	7,006	7,002
(Accumulated deficit) retained earnings	(2,794)	(9,161)
Accumulated other comprehensive income / (loss)	438	(1,121)

Total stockholders’ equity	129,554	121,256

Total liabilities and stockholders’ equity	$140,047	$130,565

Heritage Oaks Bancorp

Condensed Statements of Operations

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2011	2010	2009

Income
Equity in undisbursed income / (loss) of subsidiaries	$7,868	$(18,432)	$(6,532)
Interest	19	14	29
Gain on sale of investment securities	254	474	-
Gain on extinguishment of debt	-	1,700	-
Total income / (loss)	8,141	(16,244)	(6,503)

Expense
Share-based compensation	58	142	150
Equipment	-	(33)	(57)
Other professional fees and outside services	289	345	239
Interest	169	245	574

Total expense	516	699	906

Total operating income / (loss)	7,625	(16,943)	(7,409)
Income tax benefit / (expense)	(100)	617	(360)

Net income / (loss)	$7,725	$(17,560)	$(7,049)

Dividends and accretion on preferred stock	1,358	5,008	964

Net income / (loss) available to common shareholders	$6,367	$(22,568)	$(8,013)

Heritage Oaks Bancorp

Condensed Statements of Cash Flows

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income / (loss)	$7,725	$(17,560)	$(7,049)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Decrease / (increase) in other assets	(82)	162	29
Increase / (decrease) in other liabilities	195	40	(131)
Gain on sale of assets	(253)	-	-
Share-based compensation expense	58	142	150
Gain on extinguishment of debt	-	(1,700)	-
Undistributed loss / (income) of subsidiaries	(7,868)	18,432	6,532

Net cash used in operating activities	(225)	(484)	(469)

Cash flows from investing activities:
Sale of equity investments	-	155	-
Sale of securities	253	-	-
Contribution to subsidiary	-	(52,500)	(17,000)
Other	(775)	-	-

Net cash used in investing activities	(522)	(52,345)	(17,000)

Cash flows from financing activities:
Cash paid in lieu of fractional shares	-	-	-
Cash dividends paid	-	(262)	(685)
Decrease in junior subordinated debentures	-	(3,455)	-
Proceeds from issuance of preferred stock	-	55,955	19,151
Proceeds from issuance of common stock warrants	-	-	1,849
Proceeds from the exercise of options	-	42	98

Net cash provided by financing activities	-	52,280	20,413

Net (decrease) / increase in cash and cash equivalents	(747)	(549)	2,944

Cash and cash equivalents, beginning of year	4,183	4,732	1,788

Cash and cash equivalents, end of year	$3,436	$4,183	$4,732

Note 24.  Quarterly Financial Information (unaudited)

The following table provides a summary of results for the periods indicated:

	For The Quarters Ended,
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(dollar amounts in thousands, except per share data)	2011	2011	2011	2011	2010	2010	2010	2010

Interest income	$12,012	$12,072	$12,040	$12,103	$12,462	$12,706	$13,176	$12,450
Net interest income	10,906	10,855	10,729	10,714	10,817	10,842	11,140	9,947
Provision for credit losses	693	1,086	2,299	1,985	5,831	4,400	16,100	5,200
Non interest income	3,213	2,557	2,059	1,901	2,193	2,903	3,876	1,773
Non interest expense	9,221	9,050	9,181	9,866	12,867	10,270	9,091	9,053
Income / (loss) before provision for income taxes	4,205	3,276	1,308	764	(5,688)	(925)	(10,175)	(2,533)

Net income / (loss)	4,130	2,119	954	522	517	(10,903)	(5,835)	(1,339)

Dividends and accretion on preferred stock	250	373	370	365	491	357	3,809	351

Net income / (loss) available to common shareholders	$3,880	$1,746	$584	$157	$26	$(11,260)	$(9,644)	$(1,690)

Earnings / (loss) per common share
Basic	$0.16	$0.07	$0.02	$0.01	$0.00	$(0.45)	$(0.86)	$(0.22)
Diluted	$0.15	$0.07	$0.02	$0.01	$0.00	$(0.45)	$(0.86)	$(0.22)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

The management of Heritage Oaks Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2011.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A.

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

Reference is made to the Exhibit Index on page 114 for exhibits filed as part of this report.

(c) Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company

/s/ Simone F. Lagomarsino	/s/ Thomas J. Tolda
Simone F. Lagomarsino	Thomas J. Tolda
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Dated: February 28, 2012	Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Morris	Chairman of the Board of Directors	February 28, 2012
Michael J. Morris

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	February 28, 2012
Donald H. Campbell

/s/ Michael J. Behrman	Director	February 28, 2012
Michael J. Behrman

/s/ Kenneth Dewar	Director	February 28, 2012
Kenneth Dewar

/s/ Mark C. Fugate	Director	February 28, 2012
Mark C. Fugate

/s/ Dolores T. Lacey	Director	February 28, 2012
Dolores T. Lacey

/s/ Simone F. Lagomarsino	Director	February 28, 2012
Simone F. Lagomarsino

/s/ James J. Lynch	Director	February 28, 2012
James J. Lynch

/s/ Daniel J. O’Hare	Director	February 28, 2012
Daniel J. O’Hare

/s/ Michael E. Pfau	Director	February 28, 2012
Michael E. Pfau

/s/ Alexander F. Simas	Director	February 28, 2012
Alexander F. Simas

/s/ Lawrence P. Ward	Director	February 28, 2012
Lawrence P. Ward

Exhibit Index

(3.1)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.

(3.2)

Amendment to the Articles of Incorporation filed with the Secretary of State on October 16, 1997 filed with the SEC in the Company’s 10-KSB for the year ending December 31, 1997 filed with the SEC on March 27, 1998, Commission File No. 000-25020.

(3.3)	Certificate of Amendment of Articles of Incorporation of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 5, 2009, Commission File No. 000-25020.

(3.4)	The Company Bylaws, as amended, incorporated by reference from the Registration Statement on Form S-3, filed with the SEC on April 23, 2009, Commission File No. 333-158732.

(4.1)

Specimen form of the Company’s Common stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.

(4.2)	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009, Commission File No. 000-25020.

(4.3)	Specimen form of certificate of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009, Commission File No. 000-25020.

(4.4)	Certificate of Determination of Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, filed with the SEC on Form 8-K on March 15, 2010, Commission File No. 000-25020.

(4.5)	Certificate of Determination of Series C Convertible Perpetual Preferred Stock, filed with the SEC on Form 8-K on March 15, 2010, Commission File No. 000-25020.

(4.6)	Form of Warrant to Purchase Common Stock of Heritage Oaks Bancorp, filed with the SEC on Form 8-K on March 23, 2009, Commission File No. 000-25020.

(10.1)	Form of Stock Option Agreement incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-4 Commission File No. 33-77504, filed with the SEC on April 8, 1994.

(10.2)	The Company 1995 Bonus Plan, filed with the SEC in the Company’s 10K Report for the year ended December 31, 1994, Commission File No. 000-25020.

(10.3)	Salary Continuation Agreement with Lawrence P. Ward, filed with the SEC in the Company’s 10-QSB Report for the quarter ended March 31, 2001 filed on May 8, 2001, Commission File No. 000-25020.

(10.4)

1997 Stock Option Plan incorporated by reference from Exhibit 4a to Registration Statement on Form S-8 No.333-31105 filed with the SEC on July 11, 1997 as amended, incorporated by reference, from Registration Statement on Form S-8, Commission File No. 333-83235 filed with the SEC on July 20, 1999.

(10.5)	Form of Stock Option Agreement incorporated by reference from Exhibit 4b to Registration Statement on Form S-8 Commission File No. 333-31105 filed with the SEC on July 11, 1997.

(10.6)	2005 Equity Based Compensation Plan incorporated by reference from Appendix C to the Definitive Proxy Statement filed on Form DEF-14A with the SEC on May 6, 2005, File No. 333-83235.

(10.7)	Form of Salary Continuation Agreement**

(10.8)	The Company Employee Stock Ownership Plan, Summary Plan Description, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002 filed on March 20, 2003, Commission File No. 000-25020.

(10.9)

The Company Employee Stock Ownership Plan, Summary of Material Modifications to the Summary Plan Description dated July 2002, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002 filed on March 20, 2003, Commission File No. 000-25020.

(10.10)

Sixth Amendment to Service Bureau Processing Agreement dated July 6, 2010 between Fidelity Information Services, Inc. and Heritage Oaks Bank, filed with the SEC on Form 8-K on July 9, 2010, Commission File No. 000-25020.

(10.11)	Consent Order issued by the Federal Deposit Insurance Corporation and California Department of Financial Institutions, filed with the SEC on Form 8-K on March 10, 2010, Commission File No. 000-25020.

(10.12)

Stipulation By Heritage Oaks Bank to the issuance of the Consent Order by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions, filed with the SEC on Form 8-K on March 10, 2010, Commission File No. 000-25020.

(10.13)	Registration Rights Agreement, filed with the SEC on Form 8-K on March 10, 2010, Commission File No. 000-25020.

(10.14)	Written Agreement by and between Heritage Oaks Bancorp and Federal Reserve Bank of San Francisco, filed with the SEC on Form 8-K on March 8, 2010, Commission File No. 000-25020.

(10.15)	Securities Purchase Agreement, filed with the SEC on Form 8-K on March 23, 2009, Commission File No. 000-25020.

(14)	Code of Ethics, filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2003.

(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiary of the Company.

(23.1)	Consent of Independent Registered Accounting Firm**

(23.2)	Consent of Independent Registered Accounting Firm**

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(99.1)	Certification of Principal Executive Officer pursuant to 31 CFR § 30.15**

(99.2)	Certification of Principal Financial Officer pursuant to 31 CFR § 30.15**

101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009 (iv) Consolidated Statements of Cash Flows, for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

**Filed herewith.