Form 10-Q
period 2012-03-31
HERITAGE OAKS BANCORP
filed 2012-05-07
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

YES [ X ]     NO [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ X ]     NO [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]   Accelerated filer [    ]   Non-accelerated filer (Do not check if a smaller reporting company) [   ]   Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [    ]      NO [ X ]

As of April 27, 2012 there were 25,179,391 shares outstanding of the registrant’s common stock.

Heritage Oaks Bancorp

FORM 10-Q for the Quarter Ended March 31, 2012

Heritage Oaks Bancorp |  - 2 -

Part I.  Financial Information

Item 1. Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp |  - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(dollar amounts in thousands)	2012	2011
	(unaudited)
Assets
Cash and due from banks	$17,899	$18,858
Interest bearing due from banks	8,803	16,034
Total cash and cash equivalents	26,702	34,892

Securities available for sale	266,996	236,982
Federal Home Loan Bank stock, at cost	4,685	4,685
Loans held for sale	13,811	21,947
Gross loans	645,468	646,286
Net deferred loan fees	(1,025)	(1,111)
Allowance for loan losses	(19,801)	(19,314)
Net loans	624,642	625,861
Property, premises and equipment	15,586	5,528
Deferred tax assets, net	18,038	18,226
Bank owned life insurance	14,966	14,835
Goodwill	11,049	11,049
Core deposit intangible	1,597	1,682
Other real estate owned	917	917
Other assets	9,791	10,534

Total assets	$1,008,780	$987,138

Liabilities
Deposits
Demand, non-interest bearing	$227,380	$217,245
Savings, NOW and money market deposits	384,704	376,252
Time deposits under $100K	98,657	102,628
Time deposits of $100K or more	95,619	90,083
Total deposits	806,360	786,208
Short term FHLB borrowing	23,500	29,500
Long term FHLB borrowing	29,000	22,000
Junior subordinated debentures	8,248	8,248
Other liabilities	9,049	11,628

Total liabilities	876,157	857,584

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of March 31, 2012 and December 31, 2011	20,253	20,160
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of March 31, 2012 and December 31, 2011	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,163,571 shares and 25,147,717 shares as of March 31, 2012 and December 31, 2011, respectively	101,161	101,140
Additional paid in capital	7,045	7,006
Accumulated deficit	(1,591)	(2,794)
Accumulated other comprehensive income, net of tax expense of $1,505 and $307 as of March 31, 2012 and December 31, 2011, respectively	2,151	438

Total stockholders’ equity	132,623	129,554

Total liabilities and stockholders’ equity	$1,008,780	$987,138

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income

	For the three months ended
	March 31,
(dollar amounts in thousands except per share data)	2012	2011
Interest Income	(unaudited)	(unaudited)
Interest and fees on loans	$9,927	$10,534
Interest on investment securities	1,798	1,554
Other interest income	27	24
Total interest income	11,752	12,112
Interest Expense
Interest on savings, NOW and money market deposits	295	425
Interest on time deposits under $100 K	267	439
Interest on time deposits in denominations of $100 K or more	260	409
Other borrowings	181	117
Total interest expense	1,003	1,390
Net interest income before provision for loan losses	10,749	10,722
Provision for loan losses	3,331	1,985
Net interest income after provision for loan losses	7,418	8,737
Non Interest Income
Fees and service charges	674	570
Mortgage gain on sale and origination fees	855	615
Debit/credit card fee income	419	380
Earnings on bank owned life insurance	152	148
Gain on sale of investment securities	303	73
Loss on sale of other real estate owned	-	(27)
Other income	119	133
Total non interest income	2,522	1,892
Non Interest Expense
Salaries and employee benefits	4,536	4,551
Equipment	405	452
Occupancy	1,017	944
Promotional	137	172
Data processing	750	734
OREO related costs	98	99
Write-downs of foreclosed assets	-	733
Regulatory assessment costs	551	715
Audit and tax advisory costs	158	163
Directors fees	109	103
Outside services	206	347
Telephone / communications costs	87	84
Amortization of intangible assets	86	165
Stationery and supplies	79	112
Other general operating costs	510	491
Total non interest expense	8,729	9,865
Income before provision for / (benefit from) income taxes	1,211	764
Provision for / (benefit from) income taxes	(374)	242
Net income	1,585	522
Dividends and accretion on preferred stock	381	365
Net income available to common shareholders	$1,204	$157

Earnings Per Common Share
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(dollar amounts in thousands)	2012	2011
	(unaudited)	(unaudited)
Net income	$1,585	$522
Unrealized security holding gains	3,213	953
Reclassification for net gains on investments included in earnings	(303)	(73)
Other comprehensive income, before tax	4,495	1,402
Income tax expense related to items of other comprehensive income	1,198	362
Comprehensive income	$3,297	$1,040

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months
	ended March 31,
(dollar amounts in thousands)	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,585	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	331
Provision for loan losses	3,331	1,985
Amortization of premiums / discounts on investment securities, net	693	947
Amortization of intangible assets	86	165
Share-based compensation expense	39	76
Gain on sale of available for sale securities	(303)	(73)
Originations of loans held for sale	(41,056)	(31,453)
Proceeds from sale of loans held for sale	46,822	38,346
Net increase in bank owned life insurance	(131)	(129)
(Increase) / decrease in deferred tax assets	(210)	196
Deferred tax assets valuation allowance adjustment	(800)	-
Loss on sale of foreclosed collateral	-	27
Write-downs on other real estate owned	-	733
(Increase) / decrease in other assets	743	(3,434)
Decrease in other liabilities	(2,869)	(714)

Net Cash Provided By Operating Activities	8,252	7,525

Cash flows from investing activities:
Purchase of available for sale securities	(49,987)	(33,265)
Sale of available for sale securities	12,479	42,857
Maturities and calls of available for sale securities	3	448
Proceeds from principal paydowns of available for sale securities	10,012	10,613
Redemption of Federal Home Loan Bank stock	-	206
(Increase) / decrease in loans, net	(160)	5,743
Allowance for loan and lease loss recoveries	242	978
Purchase of property, premises and equipment, net	(10,380)	(183)
Proceeds from sale of foreclosed collateral	176	1,144

Net Cash (Used In) / Provided By Investing Activities	(37,615)	28,541

Cash flows from financing activities:
Increase / (decrease) in deposits, net	20,152	(11,878)
Proceeds from Federal Home Loan Bank borrowing	48,500	100,000
Repayments of Federal Home Loan Bank borrowing	(47,500)	(100,000)
Tax impact of share based compensation expense	2	(275)
Proceeds from exercise of stock options	19	-

Net Cash Provided By / (Used In) Financing Activities	21,173	(12,153)

Net (decrease) / increase in cash and cash equivalents	(8,190)	23,913
Cash and cash equivalents, beginning of period	34,892	22,951

Cash and cash equivalents, end of period	$26,702	$46,864

Supplemental Cash Flow Information

	For the three months
	ended March 31,
(dollar amounts in thousands)	2012	2011
Cash Flow Information
Interest paid	$961	$1,348
Income taxes paid	$-	$2,545

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$2,910	$880
Change in deferred tax assets due to unrealized gain on available for sale securities	$1,198	$362
Loans transferred to foreclosed collateral	$176	$1,675
Preferred stock dividends accrued not paid	$288	$274
Accretion of preferred stock discount	$93	$91

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.  Condensed Consolidated Financial Statements

Description of Business

Heritage Oaks Bancorp (“the Company”) is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank (“the Bank”).  The Bank operates branches within San Luis Obispo and Santa Barbara counties.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2011 Annual Report filed on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2012, file number 000-25020.

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts in the consolidated financial statements for the year ended December 31, 2011 and for the three months ended March 31, 2011 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2012.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Estimates that are particularly susceptible to significant change relate to the calculation and inputs which are the basis for the allowance for loan losses, the valuation of real estate acquired through foreclosure, the carrying value of the Company’s deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s Annual Report filed on Form 10-K.  There have been no changes to these policies or their application other than as noted below, related to the adoption of standard updates issued by the Financial Accounting Standards Board (“FASB”).

Heritage Oaks Bancorp | - 8 -

Recent Accounting Guidance Adopted

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The new standard requires the disclosure of comprehensive income on the face of the income statement or in a stand-alone statement of comprehensive income, as opposed to the more common historical practice of disclosure as a component of the statement of stockholders’ equity.  The new presentation is effective for interim and annual periods beginning on or after December 15, 2011.  Other than the additional disclosure included in the new stand-alone statement of other comprehensive income, the Company’s adoption of this standard in the first quarter of 2012 did not have a significant impact on the Company’s consolidated financial statements.

On May 12, 2011, the FASB, together with the International Accounting Standards Board (IASB), jointly issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities. Other than the additional disclosures included in Note 9. Fair Value of Assets and Liabilities, the Company’s adoption of this standard in the first quarter of 2012 did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

There are no recently issued accounting standards that could have an impact on the Company’s financial statements, when and if adopted.

Note 2.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at March 31, 2012 and December 31, 2011:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2012	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$4,059	$61	$(1)	$4,119
Mortgage backed securities
U.S. government sponsored entities and agencies	136,211	1,130	(373)	136,968
Non-agency	31,665	841	(394)	32,112
State and municipal securities	59,389	3,181	(26)	62,544
Corporate debt securities	28,957	67	(864)	28,160
Other	3,059	34	-	3,093

Total	$263,340	$5,314	$(1,658)	$266,996

As of December 31, 2011
Obligations of U.S. government agencies	$4,209	$118	$(1)	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	116,732	890	(297)	117,325
Non-agency	34,667	465	(600)	34,532
State and municipal securities	49,661	2,262	-	51,923
Corporate debt securities	28,909	-	(2,053)	26,856
Other	2,059	-	(39)	2,020

Total	$236,237	$3,735	$(2,990)	$236,982

At March 31, 2012, the Company owned five Whole Loan Private Label Single Family Residential Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.0 million, which are included in Non-agency mortgage backed securities in the above table. PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  However, due to the severe and prolonged downturn in the economy, PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure), then moving on to senior and super senior bonds, which are

Heritage Oaks Bancorp | - 9 -

what the Company owns with the exception of one mezzanine bond (subordinate).  At March 31, 2012, one bond with an aggregate fair value of $0.3 million is deemed to be non-investment grade. As of March 31, 2012, net unrealized gains on PMBS within the Company’s investment portfolio totaled $11 thousand compared to net unrealized losses of $34 thousand reported at December 31, 2011.

Other than Temporary Impairment (“OTTI”)

As of March 31, 2012, the Company continues to hold two PMBS securities in which OTTI losses had been recognized.  These two securities had an aggregate recorded fair value of $0.7 million and $0.6 million ($1.1 million historical cost) at March 31, 2012 and December 31, 2011, respectively.  The aggregate OTTI recorded on these two securities as of both March 31, 2012 and December 31, 2011 was approximately $0.4 million and $0.5 million, respectively. The OTTI at March 31, 2012 was comprised of $0.1 million of OTTI associated with credit risk and $0.3 million associated with OTTI for all other factors.   Although the Company continues to have the ability and intent to hold the two remaining securities for the foreseeable future, the results of the analysis performed on these securities indicated that the present value of the expected future cash flows was not sufficient to recover their entire amortized cost basis, thus indicating a credit loss had occurred.  It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to: further significantly weakened economic conditions; deterioration of credit metrics; significantly higher levels of default; loss in value on the underlying collateral; deteriorating credit support from subordinated tranches; and further uncertainty and illiquidity in the financial markets. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

The following table provides additional information related to the OTTI losses the Company recognized during the three months ended March 31, 2012 and March 31, 2011:

	March 31, 2012
		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$361	$470
Change in value attributable to other factors	-	(38)	(38)

Balance, end of the period	$109	$323	$432

	March 31, 2011
		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI

Balance, beginning of the period	$534	$943	$1,477
Less: losses related to OTTI securities sold	(425)	(518)	(943)

Balance, end of the period	$109	$425	$534

Heritage Oaks Bancorp | - 10 -

The following table provides a summary of investment securities in an unrealized loss position as of March 31, 2012 and December 31, 2011:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2012	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$47	$(1)	$47	$(1)
Mortgage backed securities
U.S. government sponsored entities and agencies	45,506	(373)	-	-	45,506	(373)
Non-agency	8,969	(71)	613	(323)	9,582	(394)
State and municipal securities	4,250	(26)	-	-	4,250	(26)
Corporate debt securities	23,322	(864)	-	-	23,322	(864)

Total	$82,047	$(1,334)	$660	$(324)	$82,707	$(1,658)

As of December 31, 2011
Obligations of U.S. government agencies	$-	$-	$89	$(1)	$89	$(1)
Mortgage backed securities
U.S. government sponsored entities and agencies	39,895	(297)	-	-	39,895	(297)
Non-agency	17,396	(238)	586	(362)	17,982	(600)
Corporate debt securities	26,857	(2,053)	-	-	26,857	(2,053)
Other	2,020	(39)	-	-	2,020	(39)

Total	$86,168	$(2,627)	$675	$(363)	$86,843	$(2,990)

As of March 31, 2012, the Company believes that unrealized losses on all mortgage related securities, exclusive of the PMBS securities previously discussed, including U.S. government sponsored entity and agency securities, such as those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”), are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 40 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  As of March 31, 2012, the Company does not believe unrealized losses related to these securities are other than temporary.

The majority of the securities in an unrealized loss position are corporate debt securities, which the Company began investing in just prior to the downgrade of the U.S. debt by the S&P in 2011.  As a result of the U.S. debt’s downgrade there was increased pressure on the price of all types of debt securities but most notably corporate and CMBS securities, as investors liquidated their positions in favor of higher quality and more liquid investments.  However, the value of these securities has shown some signs of strengthening in recent months, as evidenced by the improvement in fair value since the end of 2011.  The Company’s investments in the corporate debt portion of the portfolio are focused on investment grade variable rate instruments, which provide some degree of principal protection from movements in market interest rates.  We do not believe that any of the unrealized losses reflect on the credit quality of the issuer but rather are short-term market fluctuations due to the reaction to the U.S. debt downgrade.  As the Company has the ability and intent to hold these securities until their value recovers and it is more likely than not that it will not be required to sell these securities, the Company does not believe there has been an other than temporary decline in their value.

Heritage Oaks Bancorp | - 11 -

The amortized cost and fair values maturities of available for sale investment securities at March 31, 2012 are shown below.  The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollar amounts in thousands)	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Tears	Total
Obligations of U.S. government agencies	$-	$-	$4,119	$-	$4,119
Mortgage backed securities
U.S. government sponsored entities and agencies	18,611	86,736	17,966	13,655	136,968
Non-agency	2,399	8,254	2,509	18,950	32,112
State and municipal securities	1,434	6,938	49,363	4,809	62,544
Corporate debt securities	-	22,367	3,713	2,080	28,160
Other	-	-	-	3,093	3,093
Total available for sale securities	$22,444	$124,295	$77,670	$42,587	$266,996

Amortized cost	$22,438	$123,745	$75,245	$41,912	$263,340

Weighted average yield	1.17%	2.45%	3.56%	4.44%	2.98%

Securities having a carrying value and a fair value of $4.2 million and $4.3 million, respectively at March 31, 2012, and $5.1 million and $5.2 million, respectively at December 31, 2011 were pledged to secure public deposits.

Interest earnings by type of investment security are summarized below:

	For the three months
	ended March 31,
(dollar amounts in thousands)	2012	2011
Taxable earnings on investment securities
Obligations of U.S. government agencies	$25	$44
Mortgage backed securities	1,057	995
State and municipal securities	103	137
Corporate debt securities	176	-
Other	25	-
Non-taxable earnings on investment securities
State and municipal securities	412	378

Total	$1,798	$1,554

Heritage Oaks Bancorp | - 12 -

Note 3.  Loans

The following table provides a summary of outstanding loan balances as of March 31, 2012 compared to December 31, 2011:

	March 31,	December 31,
(dollar amounts in thousands)	2012	2011
Real Estate Secured
Multi-family residential	$16,549	$15,915
Residential 1 to 4 family	21,436	20,839
Home equity lines of credit	31,333	31,047
Commercial	361,762	357,499
Farmland	9,582	8,155

Total real estate secured	440,662	433,455

Commercial
Commercial and industrial	132,078	141,065
Agriculture	16,393	15,740
Other	79	89

Total commercial	148,550	156,894

Construction
Single family residential	12,987	13,039
Single family residential - Spec.	278	8
Multi-family	1,650	1,669
Commercial	10,608	8,015

Total construction	25,523	22,731

Land	24,882	26,454
Installment loans to individuals	5,608	6,479
All other loans (including overdrafts)	243	273

Total gross loans	645,468	646,286

Deferred loan fees	1,025	1,111
Allowance for loan losses	19,801	19,314

Total net loans	$624,642	$625,861

Loans held for sale	$13,811	$21,947

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  At March 31, 2012, the Company has two related loans for which the purchaser is seeking the Company to reimburse them for losses sustained as a result of borrower fraud. Although, the Company intends to vigorously challenge this and any future claims, the Company has recorded a reserve of $0.1 million for this potential repurchase at March 31, 2012.  In 2011, only one loan was proven to be deficient, which the Company settled for $0.2 million in the third quarter of 2011.

Concentration of Credit Risk

At March 31, 2012 and December 31, 2011, $491.1 million and $482.6 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Heritage Oaks Bancorp | - 13 -

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $7.3 million and $8.6 million at March 31, 2012 and December 31, 2011, respectively.

From time to time, the Company also originates SBA loans for sale to governmental agencies and institutional investors.  At March 31, 2012 and December 31, 2011, the unpaid principal balance of SBA loans serviced for others totaled $5.1 million and $5.4 million, respectively.  The Company did not recognize gains from the sale of SBA loans in the first three months of 2012 or 2011.

At March 31, 2012, the Company was contingently liable for letters of credit accommodations made to its customers totaling approximately $13.9 million and undisbursed loan commitments in the approximate amount of $155.3 million, exclusive of letters of credit. The Company makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of March 31, 2012:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment(1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$609	$893	$233	$375	$55
Home equity lines of credit	387	475	-	387	10
Commercial	882	1,686	321	561	21
Commercial
Commercial and industrial	6,670	8,182	5,412	1,258	4,746
Agriculture	2,306	2,474	1,689	617	1,301
Construction
Single family residential	-	-	-	-	-
Land	5,912	7,101	4,449	1,463	513
Installment loans to individuals	60	61	-	60	24

Totals	$16,826	$20,872	$12,104	$4,721	$6,670

(1) Recorded investment includes deferred loan fees and costs.

The following table summarizes impaired loan balances as of December 31, 2011:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$622	$895	$153	$469	$53
Home equity lines of credit	359	443	-	359	-
Commercial	4,567	5,513	3,876	691	738
Farmland	-	-	-	-	-
Commercial
Commercial and industrial	2,183	2,879	1,928	255	1,169
Agriculture	2,789	2,932	2,166	623	140
Construction
Single family residential	937	937	-	937	-
Land	1,886	2,258	729	1,157	114
Installment loans to individuals	61	61	61	-	3

Totals	$13,404	$15,918	$8,913	$4,491	$2,217

The average recorded investment in impaired loans and the interest recognized on impaired loans for the three months ended March 31, 2012 and 2011 was:

	For the three months ended		For the three months ended
	March 31,		March 31,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$616	$-	$561	$-
Home equity lines of credit	373	-	854	-
Commercial	2,722	-	16,375	-
Farmland	-	-	1,751	-
Commercial
Commercial and industrial	4,429	2	4,503	-
Agriculture	2,548	-	244	-
Construction
Single family residential	469	-	1,302	-
Single family residential - Spec.	-	-	625	-
Multi-family	-	-	240	-
Land	3,898	-	3,720	-
Installment loans to individuals	61	-	185	-

Totals	$15,116	$2	$30,360	-

The Company did not record income from the receipt of cash payments related to non-accruing loans during the periods ended March 31, 2012 and 2011.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.3 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.  Interest income recognized on impaired loans in the table above represents interest the Company recognized on performing TDRs.

Heritage Oaks Bancorp | - 14 -

Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at the fair value of the underlying collateral, net of estimated selling costs as of March 31, 2012 and December 31, 2011, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

At March 31, 2012 and December 31, 2011, $3.0 million and $3.7 million, respectively, in loans were classified as TDRs.  Of those balances $0.2 million and $0.8 million were accruing as of March 31, 2012 and December 31, 2011, respectively.  In a majority of cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  During the three months ending March 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The vast majority of the term modifications related to extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 12 months to 18 months. Forgone interest related to concessions granted on TDRs totaled $22 thousand and $25 thousand for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

The following table presents loan modifications by class which resulted in TDRs during the three months ending March 31, 2012 and 2011:

	For the three months ended March 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial and industrial	1	$65	$65

Totals	1	$65	$65

	For the three months ended March 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial and industrial	3	$488	$488

Totals	3	$488	$488

The following table summarizes TDRs that originated in the last twelve months that became delinquent during the three months ended March 31, 2012:

	For the three months ended March 31, 2012
	Number of
(dollar amounts in thousands)	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial and industrial	1	$172

Totals	1	$172

The Bank is actively working with the borrower to resolve its delinquencies.

There were no TDRs that originated in 2011 that became delinquent during the three months ended March 31, 2011.

Heritage Oaks Bancorp | - 15 -

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

This process allows the Company to validate credit ratings, underwriting structure, and the Company’s estimated exposure in the current economic environment, as well as enhance communications with borrowers where necessary in an effort to mitigate potential future losses.

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

Heritage Oaks Bancorp | - 16 -

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans as well as updated cash-flow information.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where Management has determined that it is in the best interest of the Bank to attempt to broker a troubled loan rather than to continue to hold it in its portfolio, additional charges-offs have been realized as buyers of distressed loans typically require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of March 31, 2012:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$16,549	$16,167	$382	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	21,436	20,685	-	751	-	230	-	-	609	-
Home equity lines of credit	31,333	29,705	-	1,628	-	56	-	-	387	-
Commercial	361,762	314,361	19,376	28,025	-	-	-	-	877	-
Farmland	9,582	7,260	-	2,322	-	-	-	-	-	-
Commercial
Commercial and industrial	132,078	111,590	9,277	11,211	-	228	74	-	6,503	173
Agriculture	16,393	12,311	108	3,974	-	-	-	34	2,306	-
Other	79	79	-	-	-	-	-	-	-	-
Construction
Single family residential	12,987	9,692	3,295	-	-	-	-	-	-	-
Single family residential - Spec.	278	278	-	-	-	-	-	-	-	-
Multi-family	1,650	-	-	1,650	-	-	-	-	-	-
Commercial	10,608	5,905	4,703	-	-	-	-	-	-	-
Land	24,882	13,406	-	11,476	-	-	-	-	5,911	-
Installment loans to individuals	5,608	5,296	239	73	-	13	-	-	60	-
All other loans (including overdrafts)	243	236	6	1	-	-	-	-	-	-

Totals	$645,468	$546,971	$37,386	$61,111	$-	$527	$74	$34	$16,653	$173

Heritage Oaks Bancorp | - 17 -

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2011:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$15,915	$15,915	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	20,839	20,209	-	630	-	-	-	-	622	-
Home equity lines of credit	31,047	29,274	56	1,717	-	267	65	-	359	-
Commercial	357,499	311,234	17,795	28,470	-	-	-	-	4,551	-
Farmland	8,155	5,830	-	2,325	-	-	-	-	-	-
Commercial
Commercial and industrial	141,065	122,964	11,630	6,416	55	329	92	-	1,625	561
Agriculture	15,740	11,326	-	4,414	-	-	-	-	2,327	-
Other	89	89	-	-	-	-	-	-	-	-
Construction									-
Single family residential	13,039	12,102	-	937	-	-	-	-	937	-
Single family residential - Spec.	8	8	-	-	-	-	-	-	-	-
Multi-family	1,669	-	-	1,669	-	-	-	-	-	-
Commercial	8,015	3,714	4,301	-	-	-	-	-	-	-
Land	26,454	13,985	5,234	7,235	-	41	-	-	1,886	-
Installment loans to individuals	6,479	6,148	247	84	-	-	2	-	61	-
All other loans (including overdrafts)	273	271	1	1	-	-	-	-	-	-

Totals	$646,286	$553,069	$39,264	$53,898	$55	$637	$159	$-	$12,368	$561

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

General Portfolio Allocation

The general portfolio allocation of the allowance is determined by pooling performing loans by collateral type and purpose, such as the stratification presented in Note 3. Loans, of these condensed consolidated financial statements.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.

Qualitative Portfolio Allocation

The qualitatively determined allocation of the allowance, which is included in the general reserve component of the

Heritage Oaks Bancorp | - 18 -

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

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date.  The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment and the use of estimates.  While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Continued weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, may require additional provisions for loan losses in future periods and a higher balance in the Company’s allowance for loan losses.

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

Heritage Oaks Bancorp | - 19 -

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the three months ended March 31, 2012:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(11)	(2,142)	-	(785)	(11)	(137)	(3,086)
Recoveries	24	206	-	3	9	-	242
Provisions for loan losses	(2,214)	5,406	67	(30)	(34)	136	3,331

Balance, March 31, 2012	$7,444	$10,019	$555	$1,604	$139	$40	$19,801

Amount of allowance attributed to:
Specifically evaluated impaired loans	$86	$6,047	$-	$513	$24	$-	$6,670
General portfolio allocation	$7,358	$3,972	$555	$1,091	$115	$40	$13,131

Loans individually evaluated for impairment	$1,873	$8,982	$-	$5,911	$60	$-	$16,826
Loans collectively evaluated for impairment	$438,789	$139,568	$25,523	$18,971	$5,548	$243	$628,642
General reserves to total loans collectively evaluated for impairment	1.68%	2.85%	2.17%	5.75%	2.07%	16.46%	2.09%

Total gross loans	$440,662	$148,550	$25,523	$24,882	$5,608	$243	$645,468
Total allowance to gross loans	1.69%	6.74%	2.17%	6.45%	2.48%	16.46%	3.07%

The following table summarizes the activity in the allowance attributed to various segments in the loan portfolio for the three months ended March 31, 2011:

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

There were no charge-offs for the three months ended March 31, 2012, related to loans being transferred to held for sale status. Charge-offs related to loans transferred to held for sale status for the three months ended March 31, 2011 totaled $2.3 million.

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(8,325)	(4,426)	(338)	(793)	(204)	-	(14,086)
Recoveries	360	1,669	112	207	49	-	2,397
Provisions for loan losses	5,725	(201)	(639)	1,002	164	12	6,063

Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314

Amount of allowance attributed to:
Specifically evaluated impaired loans	$791	$1,309	$-	$114	$3	$-	$2,217
General portfolio allocation	$8,854	$5,240	$488	$2,302	$172	$41	$17,097

Loans individually evaluated for impairment	$5,532	$4,963	$937	$1,886	$61	$-	$13,379
Loans collectively evaluated for impairment	$427,923	$151,931	$21,794	$24,568	$6,418	$273	$632,907
General reserves to total loans collectively evaluated for impairment	2.07%	3.45%	2.24%	9.37%	2.68%	15.02%	2.70%

Total gross loans	$433,455	$156,894	$22,731	$26,454	$6,479	$273	$646,286
Total allowance to gross loans	2.23%	4.17%	2.15%	9.13%	2.70%	15.02%	2.99%

Heritage Oaks Bancorp | - 20 -

Note 5.  Other Real Estate Owned (“OREO”)

The following table provides a summary of the change in the balance of OREO for the three months ended March 31, 2012:

	Balance				Balance
	December 31,				March 31,
(dollars in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$176	$(176)	$-	$-
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	423	-	-	-	423
Tract	100	-	-	-	100
Land	179	-	-	-	179

Totals	$917	$176	$(176)	$-	$917

The following table provides a summary of the change in the balance of OREO for the year ended December 31, 2011:

	Balance				Balance
	December 31,				December 31,
(dollars in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$160	$865	$(1,025)	$-	-
Commercial	3,953	2,578	(5,500)	(816)	215
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(52)	423
Tract	251	-	(117)	(34)	100
Land	1,365	41	(994)	(233)	179

Totals	$6,668	$3,484	$(8,100)	$(1,135)	$917

Note 6.  Income Taxes

The income tax (benefit) / provision for the three months ended March 31, 2012 and 2011 resulted in an effective tax rate of (30.9)% and 31.7%, respectively.  The primary item causing the effective tax rate to be lower than the combined federal and state statutory rates for the first three months of 2012 and 2011 is the impact of non-taxable municipal interest.  In addition, the first three months of 2012 were impacted by the reversal of $0.8 million of deferred tax asset valuation allowance, resulting in a net tax benefit for the quarter, as discussed further below.

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

The pre-tax losses the Company reported in 2010 and 2009 continue to result in a three year cumulative loss position, which provides significant negative evidence as to the realizability of a portion of the Company’s deferred tax assets as of December 31, 2010.  It should be noted however, that the three year cumulative loss position is down significantly from its peak at December 31, 2010.  As a result of this negative evidence, the Company recorded a partial valuation allowance of approximately $7.1 million for its deferred tax assets in 2010 through a charge to income tax expense. The

Heritage Oaks Bancorp | - 21 -

Company’s determination of the valuation allowance for a portion of its deferred tax assets was based on: (1) an analysis of cumulative pre-tax losses over a three year horizon, through December 31, 2010; (2) a projection of future taxable income over a period of time the Company believed to be reasonably estimable (“the projection period”); and (3) a detailed analysis to determine the amount of the deferred tax asset expected to be realized over the projection period of five years.  The ultimate realization of the Company’s deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences reverse.  Given the Company was in a three year cumulative pre-tax loss position as of December 31, 2010, it became less likely the Company would generate enough future taxable income over the projection period in order for all of its deferred tax assets to be realized.

However, the Company’s return to profitability in 2011 and continued profits in 2012 are steadily reducing this three year cumulative loss position.  In addition, declines in the level of deferred tax assets and changes in its composition, along with projections of profitability for the foreseeable future and an improvement in the credit quality of the Company’s loan portfolio have combined to improve the outlook for the recovery of a portion of the valuation allowance provided for in 2010.  As a result of this improved outlook, the Company reduced the level of valuation allowance in the latter part of 2011 by $1.5 million and again in the first quarter of 2012 by an additional $0.8 million.

The deferred tax assets for which there is no valuation allowance relate to amounts that are expected to be realized through reversals of existing taxable temporary differences over the projection period.  The accounting for deferred taxes is based on an estimate of future results.  Differences between anticipated and actual outcomes of these future tax consequences could have an impact on the Company’s consolidated results of operations or financial position.  See Note 10. Income Taxes, of the Company’s Annual Report filed on Form 10-K for additional discussion of the accounting for deferred taxes.

The Company has and will continue to perform a quarterly analysis of its deferred tax assets and the valuation allowance established in 2010 for changes affecting realizability of the deferred tax assets and the level of valuation allowance needed.

Note 7.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion/exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.  For the three months ended March 31, 2012 and 2011, common stock equivalents, primarily options, totaling approximately 321,000 shares and 341,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  The diluted earnings per share for the for the three months ended March 31, 2012 and 2011 also excludes the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Series A Preferred Share issuance (see Note 10. Preferred Stock, of the notes to the condensed consolidated financial statements, filed in this Form 10-Q), as their impact would also be anti-dilutive.

Heritage Oaks Bancorp | - 22 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012		2011
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$1,585		$522
Dividends and accretion on preferred stock	381		365

Net income available to common shareholders	$1,204		$157

Weighted average shares outstanding		25,057,664		25,035,012

Basic earnings per common share	$0.05		$0.01

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,232,706		1,216,596

Weighted average diluted shares outstanding		26,290,370		26,251,608

Diluted earnings per common share	$0.05		$0.01

Note 8.  Share-Based Compensation Plans

As of March 31, 2012, the Company had two share-based employee compensation plans, which are more fully described in Note 15. Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”  The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the three months ended
	March 31,
(dollar amounts in thousands)	2012	2011
Share-based compensation expense:
Stock option expense	$13	$59
Restricted stock expense	26	17

Total expense	$39	$76
Unrecognized compensation expense:
Stock option expense	$272	$519
Restricted stock expense	251	74

Total unrecognized expense	$523	$593

At March 31, 2012, there was a total of $0.3 million of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 1.9 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally “cliff vest” after three years from issuance. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at March 31, 2012 was $0.2 million. That expense is expected to be recognized over the next 2.3 years.

Heritage Oaks Bancorp | - 23 -

The following table provides a summary of options granted, exercised, and forfeited during the year to date period ended March 31, 2012:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2011	636,406	$5.40	1,826,516
Granted	21,582	3.92
Forfeited	(118,451)	3.68
Expired	(6,213)	4.85
Exercised	(6,105)	3.10

Balance, March 31, 2012	527,219	$5.76	1,875,391

The following table provides a summary of restricted stock awards granted, vested, forfeited and outstanding for the year to date period ended March 31, 2012:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2011	91,513	$3.23
Granted	16,749	3.86
Forfeited/expired	(5,000)	3.94

Balance March 31, 2012	103,262	$3.30

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $5 thousand for the period ended March 31, 2012. The following table provides a summary of the aggregate intrinsic value of options vested or expected to vest and options exercisable as of March 31, 2012:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	521,947	$5.76	6.93	$610,187
Exercisable at March 31, 2012	310,372	$7.45	5.71	$234,070

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first three months of 2012 and 2011:

	For the three months
	ended March 31,
	2012	2011
Expected volatility	52.08%	50.64%
Expected term (years)	7	7
Dividend yield	0.00%	0.00%
Risk free rate	1.31%	2.79%

Weighted-average grant date fair value	$2.09	$1.99

Note 9.  Fair Value of Assets and Liabilities

The Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in U.S. GAAP.  The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Pursuant to U.S. GAAP, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Specifically, U.S. GAAP describes three levels of inputs that may be used to measure fair value, as outlined below:

Heritage Oaks Bancorp | - 24 -

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

Investments in Available for Sale Securities

Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  The fair value of newly issued securities, for which there is not a sufficient history of market transactions on which to base a fair value determination under Level 1 or 2 of the hierarchy, are initially valued under Level 3 of the hierarchy.  At such time that sufficient history of market transactions is established, the securities’ fair value is determined under Level 1 or 2 of the hierarchy and accordingly the security is transferred out of Level 3 and into the applicable level.

Federal Home Loan Bank Stock

The fair value of Federal Home Loan Bank stock is not readily determinable due to the lack of its transferability.

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

Heritage Oaks Bancorp | - 25 -

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific credit allocation component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values based on Company specific experience with similar collateral, the Company records impaired loans as non-recurring Level 3.  The most common adjustment to reported appraised values of collateral is a monthly discount linked to the estimated decline in value over the passage of time since the last appraisal.  This discount factor ranges between 1% and 3% per month and is consistent with that used in appraisals received by the Bank to discount real estate values over the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date. At March 31, 2012, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to Management.

Other Real Estate Owned and Foreclosed Collateral

Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category.  The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or Management’s estimation of value.  When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2 assets.  When appraised values are not available, there is no observable market price for similar assets, or Management determines the fair value of the asset is further impaired below appraised values or observable market prices based on Company specific experience with similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3 assets.  The most common adjustment to reported appraised values of collateral is a monthly discount linked to the passage of time since the last appraisal.  This fair market value discount factor ranges between 1% and 3% per month and is consistent with that used in appraisals received by the Bank to discount real estate values over the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date.

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

Heritage Oaks Bancorp | - 26 -

Off-Balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$4,119	$-	$4,119
Mortgage backed securities:
Agency	-	132,485	4,483	136,968
Non-agency	-	32,112	-	32,112
Obligations of state and municipal securities	-	62,284	260	62,544
Corporate debt securities	-	28,160	-	28,160
Other securities	-	3,093	-	3,093

Total assets measured on a recurring basis	$-	$262,253	$4,743	$266,996

As of December 31, 2011
Assets
Obligations of U.S. government agencies	$-	$4,326	$-	$4,326
Mortgage backed securities:
Agency	-	117,325	-	117,325
Non-agency	-	31,458	3,074	34,532
Obligations of state and municipal securities	-	51,664	259	51,923
Corporate debt securities	-	26,856	-	26,856
Other securities	-	2,020	-	2,020

Total assets measured on a recurring basis	$-	$233,649	$3,333	$236,982

In determining the fair value of Level 3 instruments on a recurring basis the Company takes into consideration several variables, including but not limited to: expectations about interest rate movements, prepayment speeds of the underlying mortgages for mortgage backed securities, expected default rates, and credit spreads over the risk free rate.  Of these variables, default rates and credit spreads are perhaps the least observable and most impactful on the long-term value of a Level 3 security.  Since a bond’s value is represented by its yield which reflects the risk-free yield curve plus compensation for various risks incurred in buying the bond, changes to the risk assumptions including probability of default and timing of future cash flows can materially impact the market value. Three bonds are currently classified as Level 3. The first is a Certificate of Participation Municipal Bond and the other two are agency mortgage backed securities.  The municipal issuance is a local community college general obligation bond and was priced utilizing a consensus quote methodology with a range of 100.03% - 100.08% of the bond’s par value. This bond was valued at the lowest price within the range due to the illiquid nature of the bond, resulting in the reported Level 3 fair value of $0.3 million.  One of the agency mortgage backed securities also utilized a consensus quote methodology with prices ranging from 103.66% - 105.18% of the bond’s par value. This bond was valued at the midpoint of the range given the relatively more liquid nature of the agency collateral, resulting in the reported Level 3 fair value of $2.6 million.  The last agency mortgage backed security was priced utilizing a discounted cash flow methodology.  When utilizing discounted cash flow methodology or matrix pricing on agency mortgage backed securities the single biggest contributor to volatility is the cash flow timing assumptions.  This bond was priced utilizing the amortized average life, with no assumed voluntary prepayments, which resulted in the reported Level 3 fair value of $1.9 million.  As historical prepayment speed data builds up, we expect the average life assumption to be much shorter than what was utilized to initially price this bond, which should result in an increase in the value of this bond, all other factors being equal.  The prepayment assumption creates an approximate volatility range of +- 10% in estimated market value on this bond.

Heritage Oaks Bancorp | - 27 -

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended March 31, 2012 and the year ended December 31, 2011:

			Purchases,	Sales,
	Beginning	Gain / (Loss)	Issuances, and	Maturities,	Ending
(dollars in thousands)	Balance	Included in OCI (1)	Settlements	and Transfers	Balance
March 31, 2012
Obligations of state and municipal securities	$259	$1	$-	$-	$260
Agency mortgage backed securities	-	(191)	4,674	-	4,483
Non-agency mortgage backed securities	3,074	-	-	(3,074)	-
December 31, 2011
Obligations of state and municipal securities	$283	$(24)	$-	$-	$259
Non-agency mortgage backed securities	-	29	3,045	-	3,074

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

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value	Losses
Assets
Impaired loans
Residential 1 to 4 family	$-	$221	$-	$221	$222
Commercial real estate	-	333	523	856	387
Commercial and industrial	-	689	172	861	5,274
Agriculture	-	618	-	618	1,407
Land	-	3,956	334	4,290	1,485
Foreclosed assets	-	917	-	917	-

Total assets measured on a non-recurring basis	$-	$6,734	$1,029	$7,763	$8,775

As of December 31, 2011
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$95	$95	$126
Home equity lines of credit	-	7	-	7	82
Commercial real estate	-	-	3,813	3,813	458
Commercial and industrial	-	511	-	511	113
Agriculture	-	668	1,250	1,918	117
Land	-	56	615	671	113
Installment loans to individuals	-	58	-	58	-
Loans held for sale	-	4,279	-	4,279	-
Foreclosed assets	-	959	-	959	-

Total assets measured on a non-recurring basis	$-	$6,538	$5,773	$12,311	$1,009

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on both a recurring and nonrecurring basis during the quarter ended March 31, 2012.  There were no significant transfers in or out of Level 1 and Level 2 for assets reported at fair value on both a recurring and nonrecurring basis during the quarter ended March 31, 2011.

Heritage Oaks Bancorp | - 28 -

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
As of March 31, 2012	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$26,702	$26,702	$-	$-	$26,702
Investments and mortgage-backed securities	266,996	-	262,253	4,743	266,996
Federal Home Loan Bank stock	4,685	-	-	-	N/A
Loans receivable, net of deferred fees and costs	644,443	-	5,817	642,818	648,635
Loans held for sale	13,811	-	13,811	-	13,811
Accrued interest receivable	3,964	-	3,964	-	3,964
Liabilities
Non interest-bearing deposits	227,380	227,380	-	-	227,380
Interest-bearing deposits	578,980	-	579,708	-	579,708
Federal Home Loan Bank advances	52,500	-	53,592	-	53,592
Junior subordinated debentures	8,248	-	-	4,561	4,561
Accrued interest payable	497	-	497	-	497

As of December 31, 2011
Assets
Cash and cash equivalents	$34,892	$34,892	$-	$-	$34,892
Investments and mortgage-backed securities	236,982	-	233,649	3,333	236,982
Federal Home Loan Bank stock	4,685	-	-	-	N/A
Loans receivable, net of deferred fees and costs	645,175	-	1,300	645,491	646,791
Loans held for sale	21,947	-	21,947	-	21,947
Accrued interest receivable	3,854	-	3,854	-	3,854
Liabilities
Non interest-bearing deposits	217,245	217,245	-	-	217,245
Interest-bearing deposits	568,963	-	569,988	-	569,988
Federal Home Loan Bank advances	51,500	-	52,110	-	52,110
Junior subordinated debentures	8,248	-	-	4,096	4,096
Accrued interest payable	455	-	455	-	455

Information on off-balance sheet instruments as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012		December 31, 2011
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$169,218	$1,692	$161,987	$1,620

Note 10.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

U.S. Treasury’s Capital Purchase Program (“CPP”)

On March 20, 2009, the Company issued 21,000 shares of Series A Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million with a liquidation preference of $1,000 per share.  The preferred stock carries a coupon of 5% for five years and 9% thereafter.  Senior preferred stock issued to the U.S. Treasury is non-voting,

Heritage Oaks Bancorp | - 29 -

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At March 31, 2012, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

Beginning in the second quarter of 2010, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, as of March 31, 2012, the Company has accrued for but has deferred payment of 8 quarterly dividend payments on its Series A Preferred Stock totaling approximately $2.2 million.

The Series A Senior Preferred Stock provides that if the Company fails to pay dividends for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors at the Company’s next regularly scheduled stockholder meeting, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.  During the second quarter of 2011, the U.S. Treasury notified the Company of its intent to exercise their option to assign an observer to the Company’s Board.  This observation role has no Board or Committee voting rights and is limited strictly to observation privileges.  Through the filing date of this Form 10-Q the Treasury has not appointed a board member to serve on the Company’s Board.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of these condensed consolidated financial statements.

Series C Convertible Perpetual Preferred Stock

On March 12, 2010, the Company sold 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) for $3.6 million as part of private placement of securities.  Series C Preferred Stock is a non-voting class of stock substantially similar in priority to the common stock of the Company, except for a liquidation preference over the Company’s common stock.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them through a “Permissible Transfer” as defined in the Certificate of Determination of the Series C Preferred Stock. The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s Permissible Transfer of the securities with no specified date for its conversion to common stock, the Company will record the

Heritage Oaks Bancorp | - 30 -

contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of March 31, 2012.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 11.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the “Order”) to the Bank that requires, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management have aggressively responded to the Order to ensure full compliance and have taken actions necessary to substantially comply with the Order within the required time frames. Such actions include the completion of the capital raise discussed above which, following a contribution of a portion of the proceeds to the Bank, brought the Bank into compliance with the capital requirements of the Order.

In April 2012, in conjunction with the completion of their most recent full scope review, the FDIC and California Department of Financial Institutions (“DFI”) terminated the Joint Consent Order (“Order”) issued March 4, 2010. In connection with the termination of the Order, the Bank’s Board of Directors executed a Memorandum of Understanding (“MOU”) with the FDIC and DFI. In the MOU, the Company committed to, among other things, continue to make progress in improving credit quality and processes as well as to continue to comply with the 10% Leverage Ratio as originally established by the Order. The lifting of the Order reflects the progress the Bank has made in improving credit quality, increasing capital, strengthening oversight and acquiring qualified management as stated in terms of the Order.

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

Note 12.  Junior Subordinated Debentures

In the second quarter of 2010, the Company elected to defer interest payments on $8.2 million junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  As a result, the Company has accrued for but has not paid approximately $0.3 million in interest payments on these debentures, as of March 31, 2012, associated with payments due on these debentures since June 2010. For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of these condensed consolidated financial statements.  For such time as the Company continues to the deferral of interest, it will be prevented from, among other things, paying dividends on its preferred and common stock.

Heritage Oaks Bancorp | - 31 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many but not all of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this report.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this report, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information available to Management at the time such statements are first made.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that Management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from Management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the ongoing financial crisis in the United States, including the continuing downturn in the California real estate market, and the response of the federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the impact of the recent capital raise to support the Company’s business, as well as economic, political and global changes arising from the war on terrorism, the Company’s ability to increase profitability, sustain growth, the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of the Memorandum of Understanding and Written Agreement issued by regulatory authorities having oversight of the Company’s and Bank’s operations, and financial policies of the United States government.  For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Any forward-looking statements in this report and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements in this report to reflect events or circumstances after the date of this report.

Overview

The Company

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company of Heritage Oaks Bank (“Bank”), a bank serving San Luis Obispo and Santa Barbara counties.  In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of

Heritage Oaks Bancorp | - 32 -

banking. The Company has also caused to be incorporated a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to utilize CCMS Systems, Inc.

During the first quarter of 2012, the Bank continued to operate under the Joint Consent Order (the “Order”) issued on March 4, 2010 by the FDIC and the California Department of Financial Institutions (“DFI”) and the Company remained subject to the Written Agreement entered into on March 4, 2010 with the FRB.  However, in April 2012 the FDIC and the DFI terminated the Order. In connection with the termination of the Order, the Bank’s Board of Directors executed a Memorandum of Understanding (“MOU”) with the FDIC and DFI. Although it continues to operate under the Written Agreement, Management believes it has taken the required steps to substantially address the terms of the Written Agreement, as discussed in Note 11. Regulatory Order and Written Agreement, of the condensed consolidated financial statements filed on this form 10-Q, and compliance with the Written Agreement will continue to be determined by the FRB through quarterly monitoring and future examinations.

Executive Summary of Operating Results

Net income for the three months ended March 31, 2012, when compared to the same period ended a year earlier, improved by $1.1 million.  This improvement was largely driven by the reversal of a portion of the valuation allowance related to our deferred tax assets and improvements in the levels of non-interest income and expense, which were partially offset by higher loan loss provision expense.

As part of our ongoing evaluation of the recoverability of our deferred tax assets it was determined that $0.8 million of the valuation allowance for deferred tax assets, which had been previously established were now more likely than not recognizable as future tax benefits.  The partial reversal of the deferred tax asset valuation allowance in the first quarter of 2012 reflected the impacts of improved earnings and credit quality over the past five quarters that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets.  See Note 6. Income Taxes, of the notes to the condensed consolidated financial statements, filed in this Form 10-Q for a more detailed discussion of the accounting for the Company’s deferred tax asset valuation allowance.

Non-interest income increased by $0.6 million in the first quarter of 2012, as compared to the corresponding period in 2011, largely due to improvements in the level of gains on the sales of mortgage loans and gains on the sale of investment securities.  Non-interest expense declined by $1.1 million in the first quarter of 2012, as compared to the corresponding period in 2011, largely due to the lack of any material OREO valuation allowance provisions for the degradation in value of such properties and to a lesser degree reductions in the level of regulatory assessments, outside services and intangible asset amortization costs.  See “Non-Interest Income” and “Non-Interest Expense” under Results of Operations, below, for additional information on improvements in these two components of earnings.

Loan loss provision expense was $3.3 million for the three months ended March 31, 2012, which represented an increase of $1.3 million from that reported in the corresponding period in 2011.  The higher provisioning requirements in 2012 were largely driven by the deterioration of a single $10.8 million credit relationship during the first quarter of 2012.  Aside from this one credit event, we continue to see a general stabilization in the credit quality of the portfolio.  See “Provision for Loan Losses” under Results of Operations, below, for additional information related to the provision for loan losses.

The Company believes that the operating results for the three months ended March 31, 2012, continue to reflect positive trends in financial performance including improvements in our operating efficiency and improvements in asset quality, despite the isolated, yet significant, credit event previously mentioned.  These trends are not only a result of what appears to be a continuation of the signs of stabilization in the local economy seen in 2011 and the Company’s focus on cost controls, but also from improvements realized in asset quality through a combination of sales of classified assets and improvement in credit quality in the loan portfolio at large throughout 2011 and into the first quarter of 2012.

Although we experienced a slight set-back in overall asset quality due to the impact of the large credit issue addressed in the first quarter of 2012, we believe that the improvements in asset quality since asset quality issues peaked at December 31, 2010 are a meaningful indicator of overall positive trends for the Company as evidenced by:

•	the $25.6 million decrease in classified assets,
•	the improvement in the coverage of the allowance for loan loss as a percentage of non-accrual loans to 119%,
•	the decline in special mention risk graded loan balances to $37.4 million, and
•	the decline in OREO balances outstanding to $0.9 million.

Heritage Oaks Bancorp | - 33 -

While the Company is cautiously optimistic about the current positive trends in credit quality that we experienced in 2011 and thus far in 2012, it is unclear as to how uncertainties in the global economy could impact the local economy.

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

The general business climate in 2008 through 2010 proved to be challenging not only on the national level, but within the state of California and more specifically in the Company’s primary market area.  As the real estate market and general economic conditions waned throughout those years, the ability of borrowers to satisfy their obligations to the financial sector languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market negatively impacted the credit quality of the loan portfolio.  The labor market information published by the California Employment Development Department in March 2012 shows the unemployment rate within California to be approximately 11.4%, which is down modestly from its recent highs.  Within the Company’s primary market area, the labor market information also shows the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas improving in 2011 and into 2012, as these areas reported unemployment levels below 9% in March 2012.

Management remains cautiously optimistic that early signs show that the Company’s primary market is beginning to stabilize as compared to the significant downward trends experienced during 2008, 2009 and 2010.  The signs of stabilization are not only reflected in the improving unemployment rates mentioned above, but we are also seeing a general improvement in the financial information being provided by our customers as part of their regular loan reviews.  Additionally, several local economists have recently reported that the improvements in unemployment, the tourism industry, housing and household income are all indicators of stabilization in our primary markets.  However, there can be no assurances that the impact of growing concerns about the global economy may not have trickle down effects on the local economy in which the Company operates. Should global economic conditions worsen and eventually affect our local economy, it could negatively impact the financial condition of borrowers to whom the Company has extended credit.  In this instance, the Company may suffer credit losses and be required to make further significant provisions to the allowance for loan losses.

Critical Accounting Policies

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies that Management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired through foreclosure, the carrying value of the Company’s deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

Heritage Oaks Bancorp | - 34 -

Allowance for Loan Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the allowance for loan losses and the value of foreclosed real estate, Management obtains independent appraisals for significant properties.  While Management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate values may change in future periods.  See also Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements filed in this Form 10-Q.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance may be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on the Company’s ongoing assessment of the realizability of its deferred tax assets, it reduced the level of valuation allowance in 2011 and again in the first quarter of 2012.  See also Note 6. Income Taxes, of the condensed consolidated financial statements filed in this Form 10-Q.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the transaction.  See also Note 9. Fair Value of Assets and Liabilities, of the condensed consolidated financial statements filed in this Form 10-Q.

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). The Company may file additional forms from time to time. The SEC maintains an internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Heritage Oaks Bancorp | - 35 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollars in thousands except per share data)	03/31/12	12/31/11	09/30/11	06/30/11	03/31/11	12/31/10	09/30/10	06/30/10

Return on average assets	0.65%	1.66%	0.85%	0.40%	0.22%	0.21%	-4.29%	-2.32%

Return on average equity	4.82%	12.87%	6.67%	3.10%	1.73%	1.67%	-32.20%	-17.35%

Return on average common equity	4.49%	14.98%	6.83%	2.37%	0.65%	0.10%	-40.70%	-55.46%

Average equity to average assets	13.51%	12.93%	12.80%	12.86%	12.51%	12.29%	13.32%	13.36%

Average common equity to average assets	11.00%	10.43%	10.30%	10.29%	10.00%	9.94%	10.88%	6.91%

Net interest margin	4.72%	4.67%	4.67%	4.80%	4.73%	4.58%	4.56%	4.69%

Efficiency ratio*	65.70%	66.17%	66.52%	68.78%	70.56%	73.84%	70.42%	59.38%

Average loans to average deposits	84.13%	82.29%	81.64%	85.76%	86.41%	85.42%	87.99%	91.82%

Net income / (loss)	$1,585	$4,130	$2,119	$954	$522	$517	$(10,903)	$(5,835)

Net income / (loss) available to common shareholders	$1,204	$3,879	$1,746	$584	$157	$26	$(11,260)	$(9,644)

Earnings / (loss) per common share:
Basic	$0.05	$0.16	$0.07	$0.02	$0.01	$-	$(0.45)	$(0.86)
Diluted	$0.05	$0.15	$0.07	$0.02	$0.01	$-	$(0.45)	$(0.86)
Weighted average outstanding shares:
Basic	25,057,664	25,054,204	25,054,027	25,050,584	25,035,012	25,004,697	25,004,479	11,250,989
Diluted	26,290,370	26,261,179	26,254,045	26,252,066	26,251,608	26,247,491	25,004,479	11,250,989

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on securities sales, other than temporary impairment losses, amortization of intangible assets, gains and losses on sale of OREO and other OREO related costs, gain on extinguishment of debt and gains and losses on sale of fixed assets.

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates. For the three months ended March 31, 2012 and 2011, the net interest margin was 4.72% and 4.73%, respectively.

For the three months ended March 31, 2012 as compared to the corresponding period in 2011, shifts in the mix of our earning assets from traditionally higher yielding loans to lower yielding investment securities and the impact of increased competition on interest rates on new loan originations have combined to reduce the yield on earning assets. However, decreases in funding costs related to shifts in the composition of deposits from interest earning accounts to more liquid and fully insured non-interest bearing deposit accounts, along with reduced rates of interest paid on interest earning deposits, have resulted in a lower cost of funds that has substantially offset the reduced yields on earning assets.

Forgone interest on non-accrual loans continues to be a strain on interest income though this trend is stabilizing due to the combined impacts of a deceleration of inflow of new non-accrual loans, reduction of non-accrual loans through loan sales, foreclosure and disposition of collateral and credit work-out processes.  Total forgone interest related to impaired loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.3 million and $0.6 million during the three months ended March 31, 2012 and 2011, respectively.

Our earnings are highly influenced by changes in short term interest rates.  The nature of our balance sheet can be

Heritage Oaks Bancorp | - 36 -

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

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended March 31, 2012 and 2011:

	For the three months ended			For the three months ended
	March 31, 2012			March 31, 2011
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets
Investments with other banks	$-	0.00%	$-	$119	1.10%	$-
Interest bearing due from banks	16,707	0.19%	8	16,933	0.22%	9
Federal funds sold	-	0.00%	-	2,839	0.14%	1
Investment securities taxable	193,788	2.88%	1,386	173,871	2.74%	1,176
Investment securities non taxable	44,553	3.72%	412	36,130	4.24%	378
Other Investments	6,588	1.16%	19	9,128	0.62%	14
Loans (1) (2)	654,633	6.10%	9,927	679,611	6.29%	10,534
Total interest earning assets	916,269	5.16%	11,752	918,631	5.35%	12,112

Allowance for loan losses	(19,415)			(25,375)
Other assets	83,001			86,429

Total assets	$979,855			$979,685

Interest Bearing Liabilities
Interest bearing demand	$64,142	0.09%	$15	$63,802	0.22%	$34
Savings	33,993	0.11%	9	28,583	0.17%	12
Money market	277,115	0.39%	271	281,581	0.55%	379
Time deposits	187,963	1.13%	527	228,693	1.50%	848
Total interest bearing deposits	563,213	0.59%	822	602,659	0.86%	1,273
Federal Home Loan Bank borrowing	49,875	1.07%	133	52,222	0.58%	75
Junior subordinated debentures	8,248	2.34%	48	8,248	2.07%	42
Total borrowed funds	58,123	1.25%	181	60,470	0.78%	117
Total interest bearing liabilities	621,336	0.65%	1,003	663,129	0.85%	1,390
Non interest bearing demand	214,886			183,880
Total funding	836,222	0.48%	1,003	847,009	0.67%	1,390
Other liabilities	11,249			10,127
Total liabilities	847,471			857,136

Stockholders’ Equity
Total stockholders’ equity	132,384			122,549
Total liabilities and stockholders’ equity	$979,855			$979,685

Net interest margin (3)		4.72%			4.73%

Interest rate spread		4.51%	$10,749		4.50%	$10,722

(1) Non-accruing loans have been included in total loans.

(2) Net loan fees of $(26) and $108 for the three months ending March 31, 2012 and 2011, respectively, have been included in the interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

At March 31, 2012, average interest earning assets were $2.4 million lower than that reported over the same three month period ended a year earlier.  The Company’s average investment in its securities portfolio increased by $28.3 million for the quarter ended March 31, 2012 as compared to the first quarter of 2011.  Increases in the average balance of the securities portfolio during the first quarter of 2012 substantially offset the $25.0 million decrease in average loan balances, and $5.4 million decrease in Federal Funds Sold and other investments as compared to the same period

Heritage Oaks Bancorp | - 37 -

ended a year earlier.

The yield on earning assets for the three months ended March 31, 2012 was 5.16% compared to 5.35% for the same period ended a year earlier.  The year over year decline in the yield on earning assets can be attributed to two key factors: the change of the mix of earning assets away from higher yielding loans to lower yielding investment securities, discussed above; and declines in the average returns on the loan portfolio due to continued downward rate pressure on new loans and renewals.  The adverse impacts of the shift in earning assets and declines in loan yields was partially offset by the declines in the level of interest reversals and forgone interest on non-accruing loans and lost interest due to TDR rate and term concessions associated with declines in non-performing loans.  In addition, our investment portfolio experienced a 3 basis point increase in yields from 3.00% in the first quarter of 2011 to 3.03% for the first quarter of 2012.  This nominal increase in the yield on investments reflects improvements derived from changes in the mix of investment securities over the last year, most notably the addition of corporate bonds, which were substantially offset by continued pressure on interest rates.

The yield on the loan portfolio for the three months ended March 31, 2012 decreased 19 basis points to 6.10% from the corresponding period in 2011.  The decline for the three month period was largely attributable to declines in interest rates on new loans issued and loans renewed in the last year driven by increased competition in the Company’s primary market area.  These downward pressures on loan yields were partially offset by a decline in the level of forgone interest from $0.6 million to $0.3 million for the three month period.  Total forgone interest reduced the yield on the loan portfolio by 20 basis points for the first quarter of 2012 and 36 basis points for the corresponding period in 2011.

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

The average balance of interest bearing liabilities was $41.8 million lower for the three months ended March 31, 2012, than that reported for the same period a year earlier.  Year over year decreases in the average balance of interest bearing liabilities can be attributed in large part to time deposits and Federal Home Loan Bank borrowings.  We attribute the decrease in time deposits in part to migration to other interest bearing account categories, such as savings, and non-interest bearing deposits as our customers evaluate their options to maximize their returns on their invested cash in the current soft interest rate market.  Second, the decrease in Federal Home Loan Bank borrowings can be attributed to continued efforts to minimize higher cost sources of funds.

The yield on interest bearing deposits declined by 27 basis points, to 0.59% for the three months ended March 31, 2012 as compared to the same period a year earlier.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Such efforts have contributed to a moderate decline in interest bearing deposit accounts, and time deposits.  However, the overall composition and cost of our deposit portfolio has greatly improved as a result of this strategy.

In addition, while on a comparative basis we have experienced a decline in interest bearing deposits for the first three months of 2012 as compared to the same period a year earlier, our average non-interest bearing demand deposit balances have increased on a comparative basis by $31.0 million to $214.9 million for the quarter ended March 31, 2012 from $183.9 million for the same period ended a year earlier.  This increase in non-interest bearing demand balances has served to significantly reduce our overall cost of funds, thereby decreasing such by 17 basis points, for the three months ended March 31, 2012, as compared to the cost of our interest bearing liabilities alone. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments.  As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels and therefore how long we will benefit from this low cost source of funds. Our total cost of funds for the three months ended March 31, 2012 was 0.48%, a decrease of 19 basis points as compared to the same period ended a year earlier when our total cost of funds was 0.67%.

For the three months ended March 31, 2012, the average rate paid on interest bearing liabilities was 0.65%, as

Heritage Oaks Bancorp | - 38 -

compared to 0.85% for the corresponding period in 2011.  The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for the Federal Home Loan Bank borrowings due to a strategy to lock in historical low fixed rates on longer term borrowings as compared to the Company’s traditional reliance on a heavier mix of lower cost variable rate short-term borrowings.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three month period ended March 31, 2012 over the same period ended in 2011, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended
	March 31, 2012 over 2011
(dollars in thousands)	Volume	Rate	Total
Interest Income:
Interest bearing due from banks	$-	$(1)	$(1)
Federal funds sold	(1)	-	(1)
Investment securities taxable	147	63	210
Investment securities non-taxable (1)	126	(75)	51
Taxable equivalent adjustment (1)	(43)	26	(17)
Other Investments	(3)	8	5
Loans	(335)	(272)	(607)

Net decrease	(109)	(251)	(360)

Interest expense:
Savings, NOW, money market	1	(131)	(130)
Time deposits	(133)	(188)	(321)
Federal Home Loan Bank borrowing	(3)	61	58
Junior subordinated debentures	-	6	6

Net decrease	(135)	(252)	(387)

Total net (decrease) / increase	$26	$1	$27

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Provision for Loan Losses

As more fully discussed in Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements, filed in this Form 10-Q, the allowance for loan losses has been established by Management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety.  The allowance is maintained at a level considered by Management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

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

The Company’s provision for loan losses was $3.3 million in the first quarter of 2012.  This represents an increase of $1.3 million as compared to the amount reported for the same period a year earlier.  The increase in the provision for loan losses is attributable to deterioration in a single $10.8 million credit relationship in the first quarter of 2012.  Although the borrower had been performing under the terms of the loan, late in the first quarter of 2012, as part of the loan renewal process, it became apparent that payment in full of the related loans at their maturity date was unlikely.  Accordingly, the loans were downgraded to substandard, transferred to non-accrual status, determined to be impaired

Heritage Oaks Bancorp | - 39 -

and an appropriate provision was recorded according to a collateral-based specific reserve analysis.  The incremental provision requirements for this single credit relationship were partially offset by reduced provision requirements on the majority of the remaining loan portfolio amounting to $1.8 million due to: 1) continued improvement in our historical loss data; and 2) improvements in the qualitative portfolio allocation which resulted from improvements in both the national and local economic indicators. Both of these factors form the basis for the general reserve portion of the allowance for loan losses.  As of March 31, 2012, the Company’s allowance for loan losses represented 3.07% of total gross loans and provided coverage of 119% of loans identified as non-performing.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below set forth changes in non-interest income for the three month period ended March 31, 2012 compared to the same period ended in 2011:

	For the three months ended
	March 31,		Variances
(dollar amounts in thousands)	2012	2011	dollar	percentage
Fees and service charges	$674	$570	$104	18.2%
Mortgage gain on sale and origination fees	855	615	240	39.0%
Debit/credit card fee income	419	380	39	10.3%
Earnings on bank owned life insurance	152	148	4	2.7%
Gain on sale of investment securities	303	73	230	315.1%
Loss on sale of other real estate owned	-	(27)	27	100.0%
Other Income	119	133	(14)	-10.5%

Total	$2,522	$1,892	$630	33.3%

Non-interest income increased by $0.6 million for the three months ended March 31, 2012 to $2.5 million from $1.9 million reported for the three month period ended March 31, 2011.  The primary drivers which contributed to the increase of non-interest income for the three months ended March 31, 2012 as compared to the same period ended a year earlier were an increase in mortgage gain on sale and origination fees of $0.2 million or 39.0%, an increase in gains recognized on the sale of investment securities of $0.2 million or 315.1% and an increase in fees and service charges of $0.1 million or 18.2%.  We have invested in the infrastructure and staffing levels of our mortgage business, which when combined with the current favorable interest rate environment led to increased gain on sale and fee income as compared to the same period ended in the prior year.  The increase in gains on sales of investment securities was driven by improvements in the fair market value of the securities portfolio over the last year which translated into greater gains on sale of such securities.  The increase in fees and service charges reflects changes we made to our deposit programs and the associated fee structures at the end of 2011, which have resulted in additional fee income in the first quarter of 2012.

Heritage Oaks Bancorp | - 40 -

Non-Interest Expenses

The table below set forth changes in non-interest expenses for the three month period ended March 31, 2012 compared to the same period ended in 2011:

	For the three months ended
	March 31,		Variances
(dollar amounts in thousands)	2012	2011	dollar	percentage
Salaries and employee benefits	$4,536	$4,551	$(15)	-0.3%
Equipment	405	452	(47)	-10.4%
Occupancy	1,017	944	73	7.7%
Promotional	137	172	(35)	-20.3%
Data processing	750	734	16	2.2%
OREO related costs	98	99	(1)	-1.0%
Write-downs of foreclosed assets	-	733	(733)	-100.0%
Regulatory assessment costs	551	715	(164)	-22.9%
Audit and tax advisory costs	158	163	(5)	-3.1%
Directors fees	109	103	6	5.8%
Outside services	206	347	(141)	-40.6%
Telephone / communications costs	87	84	3	3.6%
Amortization of intangible assets	86	165	(79)	-47.9%
Stationery and supplies	79	112	(33)	-29.5%
Other general operating costs	510	491	19	3.9%

Total	$8,729	$9,865	$(1,136)	-11.5%

Below is a discussion of the more significant changes in the components of non-interest expense.

Write-downs of Foreclosed Assets

For the three months ended March 31, 2012, write-downs of foreclosed assets decreased approximately $0.7 million from that reported in the same period a year earlier.  The decrease in write-downs was primarily a result of the OREO portfolio being significantly larger in 2011 than it was in 2012 and therefore subject to more valuation risk.  The size of the OREO portfolio diminished over 2011 as the Company entered into and closed several OREO sales over the year.  Updated market valuation data on the properties sold during 2011 drove additional valuation allowance adjustments leading up to the sale of the properties.

Regulatory Assessment Costs

For the three months ended March 31, 2012, regulatory assessment costs totaled approximately $0.6 million.  This represents a decrease of approximately $0.2 million over that reported for the same three month period a year ago.  The year over year decreases within this category can be attributed in large part to the FDIC’s new insurance assessment model that went into effect in the second quarter of 2011.

Outside Services

For the three months ended March 31, 2012, outside services declined approximately $0.1 million to $0.2 million. This decline is largely due to the elevated levels of executive recruiting expenses during 2011.

Provision for Income Taxes

For the three month periods ended March 31, 2012, the Company recorded an income tax benefit of approximately $0.4 million.  This compares to $0.2 million of income tax expense the Company recorded for the same period ended in 2011.  The year over year variances for the first quarter 2012 can be attributed to the Company’s reversal of $0.8 million of additional deferred tax asset valuation allowance partially offset by increased taxes provided on improved year over year pretax earnings.  The Company’s effective tax rate was (30.9)% for the three months ended March 31, 2012.  The effective tax rate for the same period ended a year earlier was 31.7%.

U.S. GAAP requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  As part of our

Heritage Oaks Bancorp | - 41 -

ongoing evaluation of the recoverability of our deferred tax assets it was determined that $0.8 million of the partial valuation allowance on the Company’s deferred tax assets, which had been previously established, were now more likely than not recognizable as future tax benefits.  The partial reversal of allowance in 2012 reflected the impacts of numerous factors, such as continued quarterly earnings and improvements in credit quality that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets.   Please see Note 6. Income Taxes of the condensed consolidated financial statements, filed in this Form 10-Q for additional information concerning the Company’s deferred tax assets.

Financial Condition

At March 31, 2012, total assets were approximately $1.0 billion.  This represents an increase of approximately $21.6 million or 2.2% over that reported at December 31, 2011.  The increase in total assets is primarily attributable to the investment of funds received from the inflow of deposits during the last few weeks of the first quarter and the repurchase of 3 branches and our administrative building in an effort to reduce our occupancy costs.

At March 31, 2012, total deposits were approximately $806.4 million or approximately $20.2 million higher than that reported at December 31, 2011.  The increase in deposits can be attributed to a partial recovery in existing customer deposit levels after we experienced a decline in the final few weeks of 2011.  In addition, we added a new deposit offering in the first quarter of 2012 that resulted in $14.2 million of deposits from new customers.

Loans

Summary of Market Condition

Despite the recent signs of stabilization in the local economies in which the Company operates loan demand remained tepid for much of 2011 and into the first quarter of 2012, which in conjunction with the loan sales over 2011, was the primary factor in the contraction in the loan portfolio during 2011 and was responsible for the relatively flat level (slight contraction) of loans in the first quarter of 2012.  That said, we began seeing the first signs of increased borrower inquiries near year-end 2011 and into the first quarter of 2012.  We expect that this increased activity in our existing markets coupled with our expansion into Ventura County with the opening of a new loan production office,  will contribute to renewed growth in our loan portfolio during 2012. Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the national, state and local economies may further impact local borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, Management continues to closely monitor credit trends and leading indicators for additional signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

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

Heritage Oaks Bancorp | - 42 -

See also Note 3. Loans, of the condensed consolidated financial statements, filed in this Form 10-Q, for a more detailed discussion concerning credit quality, including the Company’s related policy.

Summary of Loan Portfolio

At March 31, 2012, total gross loan balances were $645.5 million.  This represents a decline of approximately $0.8 million or 0.1% from the $646.3 million reported at December 31, 2011.  The current quarter decline in total gross loans was most significantly impacted by net pay downs of loans and charge-offs which modestly outpaced new loans written and advances on existing credit lines.

The following table provides a summary of year to date variances in the loan portfolio as of March 31, 2012:

	March 31,	December 31,	Variance
(dollars in thousands)	2012	2011	dollar	percentage
Real Estate Secured
Multi-family residential	$16,549	$15,915	$634	3.98%
Residential 1 to 4 family	21,436	20,839	597	2.86%
Home equity line of credit	31,333	31,047	286	0.92%
Commercial	361,762	357,499	4,263	1.19%
Farmland	9,582	8,155	1,427	17.50%

Total real estate secured	440,662	433,455	7,207	1.66%

Commercial
Commercial and industrial	132,078	141,065	(8,987)	-6.37%
Agriculture	16,393	15,740	653	4.15%
Other	79	89	(10)	-11.24%

Total commercial	148,550	156,894	(8,344)	-5.32%

Construction
Single family residential	12,987	13,039	(52)	-0.40%
Single family residential - Spec.	278	8	270	3375.00%
Multi-family	1,650	1,669	(19)	-1.14%
Commercial	10,608	8,015	2,593	32.35%

Total construction	25,523	22,731	2,792	12.28%

Land	24,882	26,454	(1,572)	-5.94%
Installment loans to individuals	5,608	6,479	(871)	-13.44%
All other loans (including overdrafts)	243	273	(30)	-10.99%

Total gross loans	645,468	646,286	(818)	-0.13%

Deferred loan fees	1,025	1,111	(86)	-7.74%
Reserve for loan losses	19,801	19,314	487	2.52%

Total net loans	$624,642	$625,861	$(1,219)	-0.19%

Loans held for sale	$13,811	$21,947	$(8,136)	-37.07%

Heritage Oaks Bancorp | - 43 -

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio as of March 31, 2012:

	March 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$42,027	$177	$42,204	9.1%	34.0%	51	$5,000
Professional	55,227	97	55,324	12.0%	44.6%	82	10,000
Hospitality	106,925	191	107,116	23.2%	86.4%	45	10,692
Multi-family	16,549	-	16,549	3.6%	13.3%	21	3,128
Home equity lines of credit	31,333	19,330	50,663	11.0%	40.8%	328	1,340
Residential 1 to 4 family	21,436	330	21,766	4.7%	17.5%	67	2,400
Farmland	9,582	384	9,966	2.2%	8.0%	16	2,693
Healthcare / medical	23,312	-	23,312	5.0%	18.8%	31	7,500
Restaurants / hospitality	6,873	-	6,873	1.5%	5.5%	11	2,541
Commercial	115,462	493	115,955	25.1%	93.6%	126	6,720
Other	11,936	163	12,099	2.6%	9.8%	19	2,100

Total real estate secured	$440,662	$21,165	$461,827	100.0%	372.3%	797	$10,692

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2012.

As of March 31, 2012, real estate secured balances represented approximately $440.7 million or 68.2% of total gross loans.  When compared to that reported at December 31, 2011, this represents an increase of approximately $7.2 million or 1.7%.  The primary factor behind the year to date increase can be attributed to increases across all real estate components, but most significantly in the commercial component.  The increase in the commercial component is primarily tied to new loan originations during the quarter, which exceeded payments on existing loans by $4.3 million.  We did not experience any meaningful charge-offs or transfers to OREO related to the commercial component during the first quarter of 2012.  Farmland increased by $1.4 million, which was driven by $1.6 million of new loans originated in the quarter as part of the Bank’s increased focus on agriculture related lending, partially offset by payment activity against existing loans. Single family and multi-family residential loans both showed $0.6 million increases in their balances as of March 31, 2012 primarily linked to new lending activities in the quarter outpacing the level of loan repayments during the quarter and no meaningful charge-offs or transfers to OREO as we continue to experience improved borrower performance in the these loan components.

At March 31, 2012, real estate secured balances, including undisbursed commitments, represented 372% of the Bank’s total risk-based capital, compared to the 369% reported at December 31, 2011. The modest increase in this ratio can be attributed to the increases seen in all components of the real estate secured loan segment.

At March 31, 2012, approximately $150.7 million or 34.2% of the real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp | - 44 -

Commercial

The following table provides a break-down of the commercial and industrial segment of the Company’s commercial loan portfolio as of March 31, 2012:

	March 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$2,262	$5,886	$8,148	4.0%	6.6%	33	$2,000
Oil gas and utilities	1,621	917	2,538	1.2%	2.0%	5	988
Construction	19,147	18,470	37,617	18.2%	30.4%	154	5,438
Manufacturing	11,610	7,576	19,186	9.3%	15.5%	86	1,675
Wholesale and retail	11,906	5,147	17,053	8.3%	13.7%	120	1,174
Transportation and warehousing	2,344	642	2,986	1.5%	2.4%	35	596
Media and information services	4,053	2,966	7,019	3.4%	5.7%	26	1,700
Financial services	8,400	1,705	10,105	4.9%	8.1%	48	1,580
Real estate / rental and leasing	16,071	10,757	26,828	13.0%	21.6%	95	3,500
Professional services	17,067	9,398	26,465	12.9%	21.3%	152	2,845
Healthcare / medical	11,724	7,196	18,920	9.2%	15.3%	117	11,464
Restaurants / hospitality	21,716	1,884	23,600	11.5%	19.0%	90	6,000
All other	4,157	1,089	5,246	2.6%	4.2%	77	1,200

Commercial and industrial	$132,078	$73,633	$205,711	100.0%	165.8%	1,038	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2012.

At March 31, 2012, commercial and industrial (“C&I”) loans represented approximately $132.1 million or 20.5% of total gross loan balances.  This represents a decline of approximately $9.0 million or 6.4% from December 31, 2011.  The year to date decline can be largely attributed to pay-downs and payoffs exceeding new advances and the funding of new loans during the quarter across virtually all components of the C&I segment.  In addition, the charge-off of $1.7 million of loans, a large portion of which was tied to the single large credit relationship that deteriorated during the first quarter of 2012 also contributed to the decline.  As a result of these factors, the ratio of total commercial and industrial loan balances, including undisbursed commitments to risk-based capital, declined from 173.2% at December 31, 2011 to 165.8% at March 31, 2012. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.

Agriculture

At March 31, 2012, agriculture balances totaled approximately $16.4 million or 2.5% of total gross loan balances, which represents an approximate $0.7 million increase when compared to that reported at December 31, 2011.  The increase in the balance was partially muted by a $0.5 million charge-off of a single loan.  At March 31, 2012 and December 31, 2011, agriculture balances represented 13.2% and 12.7%, respectively, of the Bank’s total risk-based capital.

Heritage Oaks Bancorp | - 45 -

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio as of March 31, 2012:

	March 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$12,987	$4,714	$17,701	47.7%	14.3%	11	$5,250
Single family residential - Spec.	278	557	835	2.3%	0.7%	1	835
Multi-family	1,650	-	1,650	4.5%	1.3%	1	1,698
Commercial	10,608	6,272	16,880	45.5%	13.6%	5	5,187

Total construction	$25,523	$11,543	$37,066	100.0%	29.9%	18	$5,250

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2012.

At March 31, 2012, construction balances represented approximately $25.5 million or 4.0% of total gross loan balances, an increase of $2.8 million or 12.3% from that reported at December 31, 2011. This increase is being impacted by draws on existing construction loans outpacing payment activity, as is normal for construction loans, by $2.3 million.  The balance is tied to new loan originations.    The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 32.2% at December 31, 2011 to 29.9% at March 31, 2012. The modest decline in this ratio can be attributed to the level of risk free capital increasing at a disproportionally higher rate than the increase seen in the construction loan segment.

Construction loans are typically granted for a one year period and then, refinanced into permanent loans with varying maturities.

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio as of March 31, 2012:

	March 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$4,033	$-	$4,033	16.2%	3.3%	29	$826
Single family residential - Spec.	208	-	208	0.8%	0.2%	2	165
Tract	10,316	-	10,316	41.5%	8.3%	7	10,673
Commercial	9,451	-	9,451	38.0%	7.6%	19	1,500
Hospitality	874	-	874	3.5%	0.7%	2	644

Total land	$24,882	$-	$24,882	100.0%	20.1%	59	$10,673

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2012.

At March 31, 2012, land balances represented approximately $24.9 million or 3.9% of total gross loan balances, a decline of $1.6 million or 5.9% from the corresponding balance reported at December 31, 2011.  The decline in land loans is partially due to the charge off of approximately $0.8 million largely related to the large loan relationship previously mentioned and the balance is tied to payment activity exceeding new land loans closed during the first quarter of 2012.  As a result of these factors, the ratio of total land loan balances, including undisbursed commitments, to risk-based capital declined from 21.4% at December 31, 2011 to 20.1% at March 31, 2012.

Installment

At March 31, 2012, the installment loan balances were approximately $5.6 million compared to the $6.5 million reported at December 31, 2011.  Installment loans include revolving credit plans, consumer loans, as well as credit card balances.

Heritage Oaks Bancorp | - 46 -

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is minimal interest rate risk associated with these loans as the commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 60 days.  At March 31, 2012, mortgage correspondent loans (loans held for sale) totaled approximately $13.8 million, $3.9 million less than that reported at December 31, 2011.  The decline in the balance primarily reflects the timing of mortgage closures during the first quarter of 2012 as compared the fourth quarter of 2011, as 2011 closures accelerated near year end which resulted in a larger balance of loans held for sale as of December 31, 2011.

In addition to the mortgage correspondent loans, the Company also had $4.3 million of loans, primarily commercial real estate loans that were under contract for sale as of December 31, 2011, which subsequently closed in mid-January 2012.  There were no similar loan sale transactions pending at the end of the first quarter of 2012.

Foreign Loans

At March 31, 2012, the Company had no foreign loans outstanding.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable losses incurred as of the balance sheet date. The allowance is comprised of three components: specific credit allocation, general portfolio allocation and quantitatively determined allocation. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements, filed in this Form 10-Q for a detailed discussion concerning the Company’s methodology for determining an adequate allowance. Please also see Note 1. Summary of Significant Accounting Policies of the consolidated financial statements, filed as part of the Annual Report on Form 10-K for the year ended December 31, 2011, for additional discussion concerning the allowance for loan losses, loan charge-offs, and credit risk management.

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio. However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category as of March 31, 2012, March 31, 2011 and December 31, 2011:

	March 31,				December 31,
	2012		2011		2011
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$79	0.5%	$97	0.6%	$87	0.5%
Residential 1 to 4 family	198	0.9%	1,316	6.1%	397	1.9%
Home equity line of credit	396	1.3%	292	0.9%	421	1.4%
Commercial	6,533	1.8%	9,918	2.8%	8,511	2.4%
Farmland	238	2.5%	317	2.5%	229	2.8%
Commercial
Commercial and industrial	8,395	6.4%	9,382	6.6%	6,200	4.4%
Agriculture	1,624	9.9%	414	2.7%	349	2.2%
Construction
Single family residential	198	1.5%	560	5.1%	139	1.1%
Single family residential - Spec.	-	0.0%	49	5.5%	-	0.0%
Multi-family	139	8.4%	97	5.6%	148	8.9%
Commercial	218	2.1%	292	1.1%	201	2.5%
Land	1,604	6.4%	1,414	4.9%	2,416	9.1%
Installment loans to individuals	139	2.5%	195	2.8%	175	2.7%
All other loans (including overdrafts)	40	16.5%	24	12.2%	41	15.0%

Total allowance for loan losses	$19,801	3.1%	$24,367	3.6%	$19,314	3.0%

The allowance for loan losses decreased in the first quarter of 2012 as compared to the corresponding period in 2011 by

Heritage Oaks Bancorp | - 47 -

$4.6 million due in large part to management’s efforts over the last year to reduce classified loans, including non-performing loans, through loan sales and the work out of credit matters with borrowers.  The decline in the allowance also reflects improvements in the level of special mention risk graded loans over the last year, due to the improvement in the credit quality of several large borrowers and the workout of credit issues on other loans.  Over the last year, the Company has also experienced some stabilization in both general economic conditions and real estate valuations, and a reduced level of new transfers of loans to non-performing status, which when combined with the sale of non-performing loans in 2011 has resulted in a decline in the overall allowance for loan losses.  However, in the first quarter of 2012 the Company experienced deterioration with regard to one large credit relationship which partially offset the improvements seen in classified assets and non-performing loans over the last year.  The increased allowance requirements related to this credit relationship were partially offset by improved loss history on the loan portfolio as a whole, which has continued to show signs of a strengthening local economy.

The allowance for loan losses allocated to the commercial real estate segment of the portfolio declined by $2.0 million from $8.5 million at December 31, 2011 to $6.5 million at March 31, 2012.  This decline was driven primarily by an improvement in the loss history and improvements in the qualitative portfolio allocation, which were a result of improvements in both the national and local economic indicators, both of which form the basis for our general reserve for the commercial real estate segment.  The C&I segment’s allowance for loan loss allocation increased by $2.2 million from $6.2 million at December 31, 2011 to $8.4 million at March 31, 2012.  This increase was driven primarily by the deterioration of the C&I component of the single large credit relationship previously discussed, which was the primary factor for the $4.8 million increase in the level of C&I classified loans.  The increase in the C&I portion of the portfolio was also driven by modest increases in the 18 month historical losses due to partial charge-offs related to this credit relationship, which factors into the determination of the general reserve component of the allowance for loan losses for the C&I segment.

Although we have experienced some stabilization in general economic conditions and real estate values over the last year, should the local market experience further deterioration in economic conditions or credit quality of the segments mentioned above it may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At March 31, 2012, the balance of classified loans was approximately $61.1 million.  This compares to the $54.0 million in classified loan balances reported at December 31, 2011.  Although the balance of classified loans has increased compared to that reported at December 31, 2011, the increase is largely due to the single large credit relationship previously discussed.  Absent the impacts of this one relationship, classified loans would have declined over the first quarter of 2012.

Loans charged-off during the three months ended March 31, 2012 totaled approximately $3.1 million.  This compares to charge-offs of approximately $3.5 million reported for the corresponding period last year.  The decrease in charge-offs in the first three months of 2012 is largely due to 2011 charge-offs being elevated due to the sale of non-performing loans. These sales accounted for $2.2 million of the charge-offs in the first quarter of 2011, resulting in charge-offs from normal loan portfolio processing of $1.3 million.  Loan charge-offs for the first quarter of 2012 were driven by the partial charge-off of the specific reserve established for the previously mentioned single large credit relationship and several smaller credits.

Annualized net charge-offs to average loans for the three months ended March 31, 2012 were 1.75%.  This compares to the 1.53% reported for the corresponding period in 2011.  At March 31, 2012, the allowance for loan losses represented 3.07% of total gross loans compared to the 2.99% reported at December 31, 2011.

As of March 31, 2012, Management believes that the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

Non-Performing Assets

Non-performing assets comprise loans placed on non-accrual and foreclosed assets (OREO and other assets owned). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See also Note 3. Loans of the condensed consolidated financial statements, filed in this Form 10-Q, for additional discussion concerning non-performing loans, as well as discussion concerning credit quality.

Heritage Oaks Bancorp | - 48 -

The following table provides a summary of non-accruing loans and foreclosed assets as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(dollar amounts in thousands)	2012	2011
Non-Accruing Loans:
Commercial real estate	$877	$4,551
Residential 1-4 family	609	622
Home equity lines of credit	387	359
Commercial and industrial	6,503	1,625
Agriculture	2,306	2,327
Construction	-	937
Land	5,911	1,886
Installment	60	61

Total non-accruing loans	$16,653	$12,368

Other real estate owned	$917	$917
Other repossessed assets	-	42

Total non-performing assets	$17,570	$13,327

Ratio of allowance for loan losses to total non-performing loans	118.90%	156.16%
Ratio of non-performing loans to total gross loans	2.58%	1.91%
Ratio of non-performing assets to total assets	1.74%	1.35%

At March 31, 2012, the balance of non-accruing loans was approximately $16.7 million or $4.3 million higher than that reported at December 31, 2011.  As previously noted, the vast majority of the increase in non-accruing loans is due to a single credit relationship, which deteriorated during the first quarter of 2012. Offsetting the $10.8 million increase in non-accruing loans in the first quarter of 2012 related to this one credit relationship and $1.9 of other loans transferred to nonaccrual status, the Company saw approximately $3.6 million in balances return to accruing status following the Company’s efforts to work with certain borrowers to bring resolution to problem credits.  Additionally, the Company transferred approximately $0.2 million of non-accruing loans to foreclosed collateral status, which collateral was sold within the quarter.  The Company also received approximately $1.8 million in principal payments on non-accruing loans and charged-off $2.9 million, a portion of which was related to the single large credit relationship, during the first three months of 2012.

Non-performing assets totaled approximately $17.6 million at March 31, 2012, approximately $4.3 million higher than that reported at December 31, 2011.    Substantially all of the increase in non-performing assets can be attributed to the changes in the non-performing loans, discussed above.

The following table reconciles the change in total non-accruing balances for the three months ended March 31, 2012:

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Performing	Net	Foreclosed	Performing	Net	March 31,
(dollar amounts in thousands)	2011	Balances	Paydowns	Collateral	Status	Charge-offs	2012
Real Estate Secured
Residential 1 to 4 family	$622	$-	$(13)	$-	$-	$-	$609
Home equity line of credit	359	65	(37)	-	-	-	387
Commercial	4,551	-	(118)	-	(3,556)	-	877
Commercial
Commercial and industrial	1,625	6,943	(201)	(172)	-	(1,692)	6,503
Agriculture	2,327	450	(21)	-	-	(450)	2,306
Construction
Single family residential	937	-	(937)	-	-	-	-
Land	1,886	5,233	(423)	-	-	(785)	5,911
Installment loans to individuals	61	11	(1)	-	-	(11)	60

Totals	$12,368	$12,702	$(1,751)	$(172)	$(3,556)	$(2,938)	$16,653

Heritage Oaks Bancorp | - 49 -

Other Real Estate Owned (“OREO”)

At March 31, 2012, OREO balances totaled approximately $0.9 million, unchanged from that reported at December 31, 2011.  As was previously noted, the sole property transferred into OREO during the first quarter of 2012 was sold within the quarter very near its current fair value.  In addition, most of the remaining properties making up the OREO balance are being actively marketed for sale and several have accepted offers that are at or above their carrying value.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $26.7 million and $34.9 at March 31, 2012 and December 31, 2011, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the branches.  The year to date decrease is attributable to a combination of the December 2011 balance being higher than normal due to funds received late in the fourth quarter from investment security sales that were pending reinvestment, whereas the March balance did not include similar levels of cash pending investment in securities.

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

Investment Securities

The Company manages its securities portfolio to provide a source of both liquidity and earnings.  The Company has invested in a mix of securities including obligations of U.S government agencies, mortgage backed securities, state and municipal securities and more recently corporate debt securities. The Company has an Asset/Liability Committee that develops current investment policies based upon its operating needs and market circumstance.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee of the Company is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Company’s Board of Directors on a regular basis.

Investment securities as of March 31, 2012 and December 31, 2011 were comprised of:

	As of March 31,		As of December 31,
	2012		2011
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$4,059	$4,119	$4,209	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	136,211	136,968	116,732	117,325
Non-agency	31,665	32,112	34,667	34,532
State and municipal securities	59,389	62,544	49,661	51,923
Corporate debt securities	28,957	28,160	28,909	26,856
Other	3,059	3,093	2,059	2,020

Total	$263,340	$266,996	$236,237	$236,982

Heritage Oaks Bancorp | - 50 -

The following table includes an analysis of the expected maturities of the investment portfolio and the related yields by maturity period:

(dollar amounts in thousands)	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Tears	Total
Obligations of U.S. government agencies	$-	$-	$4,119	$-	$4,119
Mortgage backed securities
U.S. government sponsored entities and agencies	18,611	86,736	17,966	13,655	136,968
Non-agency	2,399	8,254	2,509	18,950	32,112
State and municipal securities	1,434	6,938	49,363	4,809	62,544
Corporate debt securities	-	22,367	3,713	2,080	28,160
Other	-	-	-	3,093	3,093
Total available for sale securities	$22,444	$124,295	$77,670	$42,587	$266,996

Amortized cost	$22,438	$123,745	$75,245	$41,912	$263,340

Weighted average yield	1.17%	2.45%	3.56%	4.44%	2.98%

At March 31, 2012, the fair value of the investment portfolio was approximately $267.0 million or $30.0 million higher than that reported at December 31, 2011.  The change in the balance of the portfolio can be attributed in large part to net investments in securities in the first quarter of 2012, both from excess cash balances held at December 31, 2011, as previously noted, and inflows of increased deposit levels during the quarter. The Company made securities purchases during the first quarter of 2012 in the aggregate amount $50.0 million, which were partially offset by proceeds from the sale, call and maturity of investments totaling approximately $22.5 million.  During the three months ended March 31, 2012, the Company recorded a net pre-tax gain of approximately $0.3 million on the sale of various investment securities.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At March 31, 2012, the securities portfolio had unrealized gains, net of taxes, of approximately $2.2 million, an increase of approximately $1.8 million from that reported at December 31, 2011.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to extreme market turbulence and volatility in capital markets’ interest rates, stemming in part from continued weakened economic conditions and uncertain market conditions.

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

As more fully discussed in Note 2. Investment Securities, of the condensed consolidated financial statements, filed in this Form 10-Q, at March 31, 2012, we owned five Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $4.0 million.  At March 31, 2012, one bond with an aggregate fair value of approximately $0.3 million remained below investment grade.  This bond is in a senior tranche of its respective bond structure, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.  The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio, including but not limited to updates on: credit enhancements, loan-to-values, credit scores, delinquency rates and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of March 31, 2012, Management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At March 31, 2012, approximately $137.0 million or 81.1% of the Company’s mortgage related securities were issued by a government

Heritage Oaks Bancorp | - 51 -

agency and government sponsored entities, such as those listed above.

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

Federal Home Loan Bank (“FHLB”) Stock

As a member of the Federal Home Loan Bank of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on among other things the current liquidity needs of the Company.  At both March 31, 2012 and December 31, 2011, the Company held approximately $4.7 million  in FHLB stock.

Deposits and Borrowed Funds

The following table provides a summary for the year to date change in various categories of deposit balances as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,	Variance
(dollar amounts in thousands)	2012	2011	dollar	percentage
Demand, non-interest bearing	$227,380	$217,245	$10,135	4.67%
Interest bearing demand	65,717	64,298	1,419	2.21%
Savings	35,127	33,740	1,387	4.11%
Money market	283,860	278,214	5,646	2.03%
Time deposits	194,276	192,711	1,565	0.81%

Total deposits	$806,360	$786,208	$20,152	2.56%

Deposits

As indicated in the table above total deposit balances at March 31, 2012 were approximately $806.4 million.  This represents an increase of approximately $20.2 million when compared to that reported at December 31, 2011.  As previously noted, the increase in deposit balances can be attributed to a partial return of certain large customer deposit levels, as the December 31, 2011 levels were artificially low due to several large customer withdrawals near the end of the year to deal with: their personal and corporate tax obligations; distributions of earnings to their owners; and to make large year-end asset purchases.  In addition, we added a new deposit offering in the first quarter of 2012 that resulted in $14.2 million of deposits from new customers.

The Company continues its focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding for each of the last two years.  During the first three months of 2012, the Company saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $14.6 million from that reported at December 31, 2011.  Management’s continued focus on lower cost core deposit gathering in 2011 and into the first quarter of 2012 helped to reduce overall cost of funds by 19 basis points to 0.48% in the first quarter of 2012 from 0.67% reported in first quarter of 2011.

Borrowed Funds

The Company has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB and credit lines established with a correspondent bank and the FRB.  Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth and the purchase of investments in the absence of core deposits and to provide additional liquidity to meet the demands of depositors.

Heritage Oaks Bancorp | - 52 -

At March 31, 2012, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Company had outstanding as of March 31, 2012:

(dollars in thousands)

Amount	Interest		Maturity

Borrowed	Rate	Advance Type	Date

$20,000	0.13%	Variable	Open
3,500	0.85%	Fixed	12/10/2012
23,500	Total short term

3,000	1.28%	Fixed	12/10/2013
2,500	1.37%	Fixed	1/13/2014
2,500	1.37%	Fixed	2/3/2014
2,500	1.50%	Fixed	2/24/2014
1,500	1.19%	Fixed	5/12/2014
2,500	1.92%	Fixed	1/13/2015
2,500	1.90%	Fixed	2/2/2015
2,500	2.02%	Fixed	2/24/2015
2,500	1.68%	Fixed	5/11/2015
3,500	2.52%	Fixed	1/18/2022
3,500	2.40%	Fixed	1/31/2022
29,000	Total long term

$52,500	1.10%

The balance of FHLB borrowing as of March 31, 2012 reflects a $1.0 million increase from the $51.5 million reported at December 31, 2011. However, as previously noted there has been a shift in the composition of the borrowings from short-term variable borrowings to longer-term fixed rate borrowings in an effort to lock in the historically low fixed rates currently being offered by the FHLB.

Commitments

On September 17, 2004, the Company issued a Letter of Credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The Letter of Credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Company and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Company’s balance sheet.  The letter of credit was renewed in September 2011 and will expire in September 2012.  The letter of credit was undrawn as of March 31, 2012.

Capital

At March 31, 2012, the balance of stockholders’ equity was approximately $132.6 million.  This represents an increase of approximately $3.1 million over that reported at December 31, 2011.  The year to date change is attributed to increases in equity due to net income for the quarter of $1.6 million, an increase in the balance of accumulated other comprehensive income in the amount of $1.7 million and the impact of year to date share-based compensation expense and proceeds of option exercises totaling $0.1 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $0.3 million.

Dividends

The Company, pursuant to a Written Agreement between it and Federal Reserve Bank of San Francisco was required to defer dividends payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed in this Form 10-Q. The Company has not paid any dividends since the first quarter of 2010.  As a result, it has accrued a total of eight quarterly dividend payments totaling $2.2 million.  In March, the Company submitted a request to the Federal Reserve Bank of San Francisco to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures.

Heritage Oaks Bancorp | - 53 -

Regulatory Capital

Capital ratios for commercial banks in the United States are generally calculated using three different formulas.  These calculations are referred to as the “Leverage Ratio” and two “risk-based” calculations known as: “Tier One Risk Based Capital Ratio” and “Total Risk Based Capital Ratio.”  These standards were developed through joint efforts of banking authorities from different countries around the world.  The standards essentially take into account that different types of assets have different levels of risk associated with them and the off-balance sheet exposures of banks when assessing capital adequacy.

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

At March 31, 2012, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities were issued to Heritage Oaks Capital Trust II.  At March 31, 2012, the Company included $8.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 12. Junior Subordinated Debentures, of the condensed consolidated financial statements, filed in this Form 10-Q.

The minimum regulatory capital ratios are as set forth in the table below. However, on February 26, 2010, the Bank stipulated to the issuance of an Order that was issued March 4, 2010, by the FDIC and DFI that required higher levels of Tier I Leverage and Total Risk Based ratios.  Under the Order the Bank must maintain a Tier I Leverage ratio of 10.0% and a Total Risk-Based Capital ratio of 11.5%.  As a result of the termination of the Order in April 2012 and the Board of Directors’ execution of a Memorandum of Understanding with the FDIC and DFI, the Bank will no longer be subject to the Total Risk-Based Capital requirement of 11.5% but has agreed to continue to adhere to the 10.0% Tier 1 Leverage Ratio. While the Bank is subject to the Memorandum of Understanding, it will be considered adequately capitalized as long as it maintains this minimum Leverage Ratio. See also Note 11. Regulatory Order and Written Agreement of the condensed consolidated financial statements, filed in this Form 10-Q for additional information related to the Order and Written Agreement as they pertain to these requirements

The following table provides a summary of Company and Bank regulatory capital ratios at March 31, 2012 and 2011:

	Regulatory Standard		March 31, 2012		March 31, 2011
	Adequately	Well	Heritage Oaks		Heritage Oaks

Ratio	Capitalized	Capitalized (1)	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	12.17%	11.99%	11.15%	10.83%
Tier I capital to risk weighted assets	4.00%	6.00%	14.60%	14.35%	14.37%	13.93%
Total risk based capital to risk weighted assets	8.00%	10.00%	15.87%	15.62%	15.65%	15.20%

(1) While the Bank is subject to the Consent Order, it will be considered adequately capitalized as long as it maintains these minimum capital ratios.

Heritage Oaks Bancorp | - 54 -

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At March 31, 2012, this credit line totaled $15.0 million and is an unsecured line of credit.  Additionally, the Bank also has a borrowing facility with the Federal Reserve.  The amount of available credit under the Federal Reserve facility is determined by the collateral provided by the Bank.  As of March 31, 2012, the borrowing availability related to this facility was $7.4 million. At March 31, 2012, the Bank had no borrowings against these lines.  As previously mentioned, the Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $155.6 million at March 31, 2012.  The bank has not accepted or renewed brokered deposits since May 2009.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities, obligations of state and political subdivisions (municipal bonds) and corporate debt securities that provide a steady stream of cash flows.  As of March 31, 2012, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities improved to 35.9% at March 31, 2012 compared to 35.1% at December 31, 2011.

The ratio of gross loans to deposits (“LTD”), another key liquidity ratio, declined to 80.0% at March 31, 2012 compared to 82.2% at December 31, 2011.

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 11. Commitments and Contingencies, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s December 31, 2011 Annual Report filed on Form 10-K.

In the ordinary course of business, the Company is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 11. Commitments and Contingencies, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s December 31, 2011 Annual Report filed on Form 10-K.

In connection with the $8.2 million in debt securities discussed under “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Heritage Oaks Bancorp | - 55 -

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates, primarily the short-term prime rate, will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the bank subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the bank subsidiary level other than with respect to $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, are subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity.  Based on the results of the software’s output, Management believes the Company’s balance sheet is slightly “liability sensitive” as of March 31, 2012.  This means that until such time as a substantial portion of the Company’s variable rate loan portfolio returns to rates above their floor levels, the Company would expect (all other things being equal) to experience a contraction in its net interest income if rates rise and conversely to experience expansion in net interest income, if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by Management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying interest rate risk exposure. Management believes the results for the Company’s March 31, 2012 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of March 31, 2012, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollar amounts in thousands)	-200bp	-100bp	Base	+100bp	+200bp
Net interest income	$43,089	$44,968	$44,798	$43,837	$43,442
$ Change from base	$(1,709)	$170	$-	$(961)	$(1,356)
% Change from base	-3.81%	0.38%	0.00%	-2.15%	-3.03%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material. The forecasts are based on estimates and assumptions made by Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) Management’s responses to each of the foregoing. Actual occurrences and results that vary significantly from the assumptions and estimates may have a significant impact on the Company’s net interest income; and, therefore, the results of this analysis should not be relied upon as indicative of likely actual future results.

Heritage Oaks Bancorp | - 56 -

The following table shows Management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans at March 31, 2012:

(dollars in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$175,867	27.2%
Variable other than daily	322,023	49.9%
Fixed rate	147,578	22.9%

Total gross loans	$645,468	100.0%

The table above identifies approximately 27.2% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2012, approximately $497.9 million or 77.1% of the Company’s loan portfolio is considered variable.

The following table shows the re-pricing categories of the Company’s loan portfolio at March 31, 2012:

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$357,114	55.3%
1-3 Years	169,575	26.3%
3-5 Years	92,056	14.3%
> 5 Years	26,723	4.1%

Total gross loans	$645,468	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates as of March 31, 2012:

	Move in Prime Rate (bps)
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$745	$13,403	$53,793	$98,734
Variable other than daily	6,598	43,875	110,670	205,969

Cumulative total variable at floor	$7,343	$57,278	$164,463	$304,703

Given the significant decline in prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current prime rate.  As indicated in the table above, the Company will need to see rates increase by 300 to 350 basis points before the majority of variable rate loans in the portfolio start to come off their floors thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  During the last several years, the Company moved to protect net interest margin by implementing floors on new loan originations.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  However in a rising rate environment, Management believes that these loan floors will result in compression of net interest margin and potentially a decline in net interest income.  As indicated in the table above, the majority of our variable rate loans will not rise above their floors until the prime rate increases 350 basis points. Until such time as rates increase above the floors, increases in interest rates may have a greater impact on our overall cost of funds, which could result in a reduction in net interest income and net interest margin, as previously reflected in the rate shock table in this Item 3.

Heritage Oaks Bancorp | - 57 -

The Company also utilizes rate shock scenarios to attempt to quantify the impact of interest rate changes on borrowers’ ability to pay on loans and the impact of similar rate changes on the value of collateral held against loans.  To this end, the Company, from time to time, will sample loans and analyze them under a rate shock scenario to specifically assess the impact of the rate shock on financial ratios such as interest rate coverage and loan-to-value.  The results of the analysis have generally revealed that in the case of a rate shock, a high percentage of the loans tested would continue to express ratios within current underwriting guidelines. The results of these analyses are considered acceptable by Management.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to Management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220; 3rd amended complaint filed 8/3/2010.  Plaintiffs have sued a title company, a title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer who also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case, which is now in the discovery phase.  The Bank has successfully challenged the legal sufficiency of the cause of action for negligence.  The Bank believes the action against it is without merit.  As such, the Bank does not expect the litigation to have a material impact on the Bank.

Joao-Bock Transaction Systems, LLC v. Bank of Stockton, et al. USDC, Central District, Los Angeles case no. CV11 03526 DSF, filed 4/25/2011. Plaintiff sued the Bank and 15 other California banks claiming patent infringement relating to plaintiff’s claimed patent of certain on-line banking systems.  The plaintiff has a history of filing infringement claims against banks relating to on-line banking software and systems. The Bank outsources its on-line banking

Heritage Oaks Bancorp | - 58 -

systems to third party vendors, and has tendered the matter to those providers, as well as to its insurance carriers, for a defense.  As of March 31, 2012, one of the vendors has agreed to defend the infringement claim, and the Bank is negotiating with the other vendor for it to join in the defense of the case. The vendor’s counsel currently defending the claim is doing so in cooperation with the Bank. Based on preliminary contact and negotiations with the plaintiff, the Bank does not expect the litigation to have a material impact on the Bank.

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. and related entities are seeking in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages.  The Bank is in the process of analyzing the claims and determining to what extent, if any, all or part of the claims are covered by insurance. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and intends to vigorously defend the matter.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than ordinary routine litigation incidental to the business of the Company or the Bank.

Item 1A.  Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not presently known to Management or that Management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities

(a)	None.

(b)

In the second quarter of 2010 the Company was required to defer dividend payments on its Series A Senior Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco. For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement of the condensed consolidated financial statements filed on this Form 10-Q. As of the date of this report, the Company has deferred eight dividend payments on its Series A Senior Preferred Stock totaling approximately $2.2 million.

Item 4.  Mine Safety Disclosures

None.

Heritage Oaks Bancorp | - 59 -

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 The following materials from the Company’s Quarterly report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 (unaudited) and 2011 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, for the three months ended March 31, 2012 (unaudited) and 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2012 (unaudited) and 2011 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

Heritage Oaks Bancorp | - 60 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: May 7, 2012

/s/ Simone F. Lagomarsino	/s/ Thomas J. Tolda
Simone F. Lagomarsino	Thomas J. Tolda
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Heritage Oaks Bancorp | - 61 -