Form 10-Q
period 2012-06-30
HERITAGE OAKS BANCORP
filed 2012-08-03
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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

Large accelerated filer [    ]   Accelerated filer [    ]   Non-accelerated filer (Do not check if a smaller reporting company)[    ]

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [    ]    NO [ X ]

As of July 27, 2012 there were 25,238,016 shares outstanding of the registrant’s common stock.

Heritage Oaks Bancorp |  - 1 -

Heritage Oaks Bancorp

FORM 10-Q for the Quarter Ended June 30, 2012

Heritage Oaks Bancorp |  - 2 -

Part I.  Financial Information

Item 1. Financial Statements

The financial statements and the notes thereto begin on next page.

Heritage Oaks Bancorp |  - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(dollar amounts in thousands)	2012	2011
	(unaudited)
Assets
Cash and due from banks	$19,308	$18,858
Interest bearing due from banks	13,250	16,034
Total cash and cash equivalents	32,558	34,892

Securities available for sale	260,786	236,982
Federal Home Loan Bank stock, at cost	4,575	4,685
Loans held for sale	9,333	21,947
Gross loans	663,670	646,286
Net deferred loan fees	(972)	(1,111)
Allowance for loan losses	(18,149)	(19,314)
Net loans	644,549	625,861
Property, premises and equipment	15,385	5,528
Deferred tax assets, net	19,422	18,226
Bank owned life insurance	15,097	14,835
Goodwill	11,049	11,049
Core deposit intangible	1,511	1,682
Other real estate owned	1,075	917
Other assets	8,434	10,534

Total assets	$1,023,774	$987,138

Liabilities
Deposits
Demand, non-interest bearing	$249,740	$217,245
Savings, NOW and money market deposits	398,949	376,252
Time deposits under $100 K	93,584	102,628
Time deposits of $100 K or more	91,640	90,083
Total deposits	833,913	786,208
Short term FHLB borrowing	3,500	29,500
Long term FHLB borrowing	36,500	22,000
Junior subordinated debentures	8,248	8,248
Other liabilities	6,923	11,628

Total liabilities	889,084	857,584

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of June 30, 2012 and December 31, 2011.	20,347	20,160
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of June 30, 2012 and December 31, 2011	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,234,262 shares and 25,145,717 shares as of June 30, 2012 and December 31, 2011, respectively	101,237	101,140
Additional paid in capital	7,134	7,006
Accumulated deficit	(68)	(2,794)
Accumulated other comprehensive income, net of tax expense of $1,705 and $307 as of June 30, 2012 and December 31, 2011, respectively	2,436	438

Total stockholders’ equity	134,690	129,554

Total liabilities and stockholders’ equity	$1,023,774	$987,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollar amounts in thousands except per share data)	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$9,646	$10,434	$19,573	$20,958
Interest on investment securities	1,730	1,582	3,528	3,136
Other interest income	25	24	52	49
Total interest income	11,401	12,040	23,153	24,143
Interest Expense
Interest on savings, NOW and money market deposits	291	385	586	809
Interest on time deposits under $100 K	235	379	502	788
Interest on time deposits in denominations of $100 K or more	248	411	508	850
Other borrowings	221	136	402	253
Total interest expense	995	1,311	1,998	2,700
Net interest income before provision for loan losses	10,406	10,729	21,155	21,443
Provision for loan losses	3,064	2,299	6,395	4,284
Net interest income after provision for loan losses	7,342	8,430	14,760	17,159
Non-Interest Income
Fees and service charges	663	591	1,337	1,161
Mortgage gain on sale and origination fees	1,035	553	1,890	1,167
Debit/credit card fee income	443	400	862	780
Earnings on bank owned life insurance	152	149	304	297
Gain on sale of investment securities	1,064	518	1,367	592
Gain / (loss) on sale of other real estate owned	10	(294)	10	(321)
Other income	127	141	246	284
Total non-interest income	3,494	2,058	6,016	3,960
Non-Interest Expense
Salaries and employee benefits	4,454	4,386	8,990	8,937
Equipment	423	476	828	928
Occupancy	797	937	1,814	1,880
Promotional	124	163	261	335
Data processing	694	718	1,360	1,452
OREO related costs	65	295	163	393
Write-downs of foreclosed assets	33	146	33	879
Regulatory assessment costs	316	615	867	1,330
Audit and tax advisory costs	169	163	327	326
Directors fees	123	133	232	235
Outside services	546	392	842	739
Provision for potential mortgage repurchases	739	-	857	-
Amortization of intangible assets	86	96	172	261
Other general operating costs	564	660	1,116	1,352
Total non-interest expense	9,133	9,180	17,862	19,047
Income before (benefit from) / provision for income taxes	1,703	1,308	2,914	2,072
(Benefit from) / provision for income taxes	(194)	354	(568)	596
Net income	1,897	954	3,482	1,476
Dividends and accretion on preferred stock	375	370	756	735
Net income available to common shareholders	$1,522	$584	$2,726	$741

Earnings Per Common Share
Basic	$0.06	$0.02	$0.11	$0.03
Diluted	$0.06	$0.02	$0.10	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$1,897	$954	$3,482	$1,476
Other comprehensive income:
Unrealized security holding gains	1,547	3,429	4,763	4,382
Reclassification for net gains on investments included in earnings	(1,064)	(518)	(1,367)	(592)
Other comprehensive income, before tax	483	2,911	3,396	3,790
Income tax expense related to items of other comprehensive income	197	1,197	1,398	1,558
Other comprehensive income	286	1,714	1,998	2,232
Comprehensive income	$2,183	$2,668	$5,480	$3,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the six months
	ended June 30,
(dollar amounts in thousands)	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,482	$1,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	659
Provision for loan losses	6,395	4,284
Amortization of premiums / discounts on investment securities, net	1,660	1,694
Amortization of intangible assets	172	261
Share-based compensation expense	128	147
Gain on sale of available for sale securities	(1,367)	(592)
Loss on sale of property, premises and equipment	43	4
Originations of loans held for sale	(81,323)	(57,843)
Proceeds from sale of loans held for sale	93,937	77,019
Net increase in bank owned life insurance	(262)	(260)
(Increase) / decrease in deferred tax asset	(1,094)	780
Deferred tax assets valuation allowance adjustment	(1,500)	-
(Gain) / loss on sale of foreclosed collateral	(10)	321
Write-downs on other real estate owned	33	879
Decrease / (increase) in other assets	1,851	(5,028)
Decrease in other liabilities	(2,530)	(670)

Net Cash Provided By Operating Activities	20,281	23,131

Cash flows from investing activities:
Purchase of securities, available for sale	(98,527)	(90,499)
Sale of available for sale securities	53,887	78,604
Maturities and calls of available for sale securities	3	448
Proceeds from principal paydowns of available for sale securities	23,936	19,564
Redemption of Federal Home Loan Bank stock	110	419
Increase in loans, net	(26,319)	(8,178)
Allowance for loan and lease loss recoveries	467	1,350
Purchase of property, premises and equipment, net	(10,565)	(213)
Proceeds from sale of foreclosed collateral	578	4,223

Net Cash (Used In) / Provided By Investing Activities	(56,430)	5,718

Cash flows from financing activities:
Increase in deposits, net	47,705	4,304
Proceeds from Federal Home Loan Bank borrowing	103,500	121,500
Repayments of Federal Home Loan Bank borrowing	(115,000)	(137,500)
Tax impact of share based compensation expense	14	(293)
Proceeds from exercise of stock options	84	-
Preferred stock dividends paid	(2,488)	-

Net Cash Provided By / (Used In) Financing Activities	33,815	(11,989)

Net (decrease) / increase in cash and cash equivalents	(2,334)	16,860
Cash and cash equivalents, beginning of period	34,892	22,951

Cash and cash equivalents, end of period	$32,558	$39,811

Supplemental Cash Flow Information

	For the six months
	ended June 30,
(dollar amounts in thousands)	2012	2011
Cash Flow Information
Interest paid	$2,280	$2,674
Income taxes paid	$515	$2,645

Non-Cash Flow Information
Change in unrealized gain on avalable for sale securities	$3,396	$3,792
Loans transferred to foreclosed collateral	$769	$2,711
Loans transferred to held for sale	$-	$11,830
Preferred stock dividends accrued not paid	$-	$420
Accretion of preferred stock discount	$187	$184

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

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts in the consolidated financial statements for the year ended December 31, 2011 and for the three and six months ended June 30, 2011 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2012.

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

 Heritage Oaks Bancorp | - 8 -

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

Recent Accounting Guidance Not Yet Effective

There are no recently issued accounting standards that could have a material impact on the Company’s financial statements, when and if adopted.

Note 2.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at June 30, 2012 and December 31, 2011:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2012	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$3,955	$170	$(1)	$4,124
Mortgage backed securities
U.S. government sponsored entities and agencies	123,640	1,303	(327)	124,616
Non-agency	37,890	801	(487)	38,204
State and municipal securities	56,189	3,160	(114)	59,235
Corporate debt securities	28,415	102	(610)	27,907
Other	6,556	144	-	6,700

Total	$256,645	$5,680	$(1,539)	$260,786

As of December 31, 2011
Obligations of U.S. government agencies	$4,209	$118	$(1)	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	116,732	890	(297)	117,325
Non-agency	34,667	465	(600)	34,532
State and municipal securities	49,661	2,262	-	51,923
Corporate debt securities	28,909	-	(2,053)	26,856
Other	2,059	-	(39)	2,020

Total	$236,237	$3,735	$(2,990)	$236,982

At June 30, 2012, the Company continued to own five Whole Loan Private Label Single Family Residential Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $3.8 million, which are included in Non-agency mortgage backed securities in the above table. PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  However, due to the severe and prolonged downturn in the economy, PMBS bonds along with other asset classes have seen deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with lower tranche or subordinate pieces (which have increased loss exposure), then moving on to senior and super senior bonds, which are what the Company owns with the exception of one mezzanine bond (subordinate).  At June 30, 2012, one bond with an aggregate fair value of $0.3 million is deemed to be non-investment grade. Net unrealized losses on PMBS within the Company’s investment portfolio totaled $86 thousand and $34 thousand at June 30, 2012 and December 31, 2011.

 Heritage Oaks Bancorp | - 9 -

Other than Temporary Impairment

As of June 30, 2012, the Company continues to hold two PMBS securities in which OTTI losses had been recognized.  These securities had an aggregate recorded fair value of $0.6 million ($1.1 million historical cost) at both June 30, 2012 and December 31, 2011.  Although the Company continues to have the ability and intent to hold these securities for the foreseeable future, the results of the analysis performed in 2009 and 2010 on these securities indicated that the present value of the expected future cash flows was not sufficient to recover their entire amortized cost basis, thus indicating a credit loss had occurred. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to: further significantly weakened economic conditions; deterioration of credit metrics; significantly higher levels of default; loss in value on the underlying collateral; deteriorating credit support from subordinated tranches; and further uncertainty and illiquidity in the financial markets. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

The following table provides a roll forward of the OTTI balances against the PMBS investment securities for both credit loss and all other factor components, for the three months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012			Three months ended June 30, 2011
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$323	$432	$109	$425	$534
Change in value attributable to other factors	-	(40)	(40)	-	(40)	(40)

Balance, end of the period	$109	$283	$392	$109	$385	$494

The following table provides additional information related to the OTTI losses the Company recognized during the six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012			Six months ended June 30, 2011
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$361	$470	$534	$943	$1,477
Less: losses related to OTTI securities sold	-	-	-	(425)	(518)	(943)
Change in value attributable to other factors	-	(78)	(78)	-	(40)	(40)

Balance, end of the period	$109	$283	$392	$109	$385	$494

The following table provides a summary of investment securities in an unrealized loss position as of June 30, 2012 and December 31, 2011:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2012	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$46	$(1)	$46	$(1)
Mortgage backed securities
U.S. government sponsored entities and agencies	44,169	(281)	2,341	(46)	46,510	(327)
Non-agency	17,451	(203)	637	(284)	18,088	(487)
State and municipal securities	5,100	(114)	-	-	5,100	(114)
Corporate debt securities	6,005	(274)	10,032	(336)	16,037	(610)

Total	$72,725	$(872)	$13,056	$(667)	$85,781	$(1,539)

As of December 31, 2011
Obligations of U.S. government agencies	$-	$-	$89	$(1)	$89	$(1)
Mortgage backed securities
U.S. government sponsored entities and agencies	39,895	(297)	-	-	39,895	(297)
Non-agency	17,396	(238)	586	(362)	17,982	(600)
Corporate debt securities	26,857	(2,053)	-	-	26,857	(2,053)
Other	2,020	(39)	-	-	2,020	(39)

Total	$86,168	$(2,627)	$675	$(363)	$86,843	$(2,990)

 Heritage Oaks Bancorp | - 10 -

As of June 30, 2012, the Company believes that unrealized losses on all mortgage related securities, exclusive of the PMBS securities previously discussed, including U.S. government sponsored entity and agency securities, such as those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”), are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 40 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  As of June 30, 2012, the Company does not believe unrealized losses related to these securities are other than temporary.

The majority of the corporate debt securities in an unrealized loss position are securities that the Company began investing in just prior to the downgrade of the U.S. debt by the S&P in 2011.  As a result of the U.S. debt’s downgrade, there was increased pressure on the price of all types of debt securities but most notably corporate and CMBS securities, as investors liquidated their positions in favor of higher quality and more liquid investments.  However, the value of these securities has shown signs of strengthening in recent months, as evidenced by the improvement in fair value since the end of 2011.  The Company’s investments in the corporate debt portion of the portfolio are focused on investment grade variable rate instruments, which provide some degree of principal protection from movements in market interest rates.  We do not believe that any of the unrealized losses reflect on the credit quality of the issuer but rather are short-term market fluctuations due to the reaction to the U.S. debt downgrade.  As the Company has the ability and intent to hold these securities until their value recovers, and it is more likely than not that it will not be required to sell these securities, the Company does not believe there has been an other than temporary decline in their value.

The amortized cost and fair values maturities of available for sale investment securities at June 30, 2012 are shown below.  The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Over 1	Over 5 Years
	One Year Or	Through 5	Through 10
(dollar amounts in thousands)	Less	Years	Years	Over 10 Years	Total
Obligations of U.S. government agencies	$–	$–	$86	$4,038	$4,124
Mortgage backed securities
U.S. government sponsored entities and agencies	16,875	75,867	17,158	14,716	124,616
Non-agency	2,275	10,567	7,551	17,811	38,204
State and municipal securities	1,428	7,809	43,414	6,584	59,235
Corporate debt securities	–	18,620	7,195	2,092	27,907
Other	1,501	2,050	–	3,149	6,700
Total available for sale securities	$22,079	$114,913	$75,404	$48,390	$260,786

Amortized cost	$22,083	$114,217	$72,830	$47,515	$256,645

Weighted average yield	1.38%	2.17%	3.50%	4.11%	2.85%

Securities having an amortized cost and a fair value of $5.8 million and $6.0 million, respectively at June 30, 2012, and $5.1 million and $5.2 million, respectively at December 31, 2011 were pledged to secure public deposits.

The following table summarizes earnings on both taxable and tax-exempt investment securities for the three and six months ended June 30, 2012 and 2011:

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Taxable earnings on investment securities
Obligations of U.S. government agencies	$29	$60	$53	$105
Mortgage backed securities	940	1,026	1,998	2,021
State and municipal securities	75	119	178	255
Corporate debt securities	148	–	324	–
Other	49	1	74	1
Non-taxable earnings on investment securities
State and municipal securities	489	376	901	754

Total	$1,730	$1,582	$3,528	$3,136

Heritage Oaks Bancorp | - 11 -

Note 3.  Loans

The following table provides a summary of outstanding loan balances as of June 30, 2012 compared to December 31, 2011:

	June 30,	December 31,
(dollar amounts in thousands)	2012	2011
Real Estate Secured
Multi-family residential	$17,168	$15,915
Residential 1 to 4 family	33,859	20,839
Home equity lines of credit	31,290	31,047
Commercial	366,100	357,499
Farmland	10,559	8,155
Total real estate secured	458,976	433,455

Commercial
Commercial and industrial	130,916	141,065
Agriculture	19,022	15,740
Other	72	89
Total commercial	150,010	156,894

Construction
Single family residential	9,810	13,039
Single family residential - Spec.	349	8
Multi-family	1,574	1,669
Commercial	12,261	8,015
Total construction	23,994	22,731

Land	25,002	26,454
Installment loans to individuals	5,477	6,479
All other loans (including overdrafts)	211	273

Total gross loans	663,670	646,286

Deferred loan fees	972	1,111
Allowance for loan losses	18,149	19,314

Total net loans	$644,549	$625,861

Loans held for sale	$9,333	$21,947

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  At June 30, 2012, the Company has three related loans for which the purchaser is seeking reimbursement from the Company for losses sustained as a result of borrower fraud.  Although the Company intends to vigorously challenge these and any future claims, the Company has recorded a reserve of $0.7 million for these potential repurchases at June 30, 2012.  Although the Company has generally been successful in its defense of these types of claims, the Company has incurred losses of $0.3 million related to the settlement of 3 loans since the beginning of 2011.

Concentration of Credit Risk

At June 30, 2012 and December 31, 2011, $508.0 million and $482.6 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $8.9 million and $8.6 million at June 30, 2012 and December 31, 2011, respectively.

Heritage Oaks Bancorp | - 12 -

From time to time, the Company also originates SBA loans for sale to governmental agencies and institutional investors.  At June 30, 2012 and December 31, 2011, the unpaid principal balance of SBA loans serviced for others totaled $4.9 million and $5.4 million, respectively.  The Company did not recognize any gains from the sale of SBA loans in the first six months of 2012 or 2011.

At June 30, 2012, the Company was contingently liable for financial and performance standby letters of credit to its customers totaling approximately $13.9 million and un-disbursed loan commitments in the amount of $109.8 million, exclusive of letters of credit. The Company makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Company currently anticipates no losses as a result of such transactions.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of June 30, 2012:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$890	$1,032	$743	$147	$114
Home equity lines of credit	384	474	64	320	10
Commercial	5,125	8,073	527	4,598	57
Commercial
Commercial and industrial	2,471	3,056	2,077	394	719
Agriculture	2,333	2,506	1,743	590	1,356
Construction
Commercial	1,931	2,508	–	1,931	–
Land	8,353	11,772	7,220	1,133	3,464
Installment loans to individuals	3	3	3	–	1

Totals	$21,490	$29,424	$12,377	$9,113	$5,721

The following table provides a summary of the Company’s investment in impaired loans as of December 31, 2011:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$622	$895	$153	$469	$53
Home equity lines of credit	359	443	–	359	–
Commercial	4,567	5,513	3,876	691	738
Farmland	–	–	–	–	–
Commercial
Commercial and industrial	2,183	2,879	1,928	255	1,169
Agriculture	2,789	2,932	2,166	623	140
Construction
Single family residential	937	937	–	937	–
Land	1,886	2,258	729	1,157	114
Installment loans to individuals	61	61	61	–	3

Totals	$13,404	$15,918	$8,913	$4,491	$2,217

Heritage Oaks Bancorp | - 13 -

The average recorded investment in impaired loans and the interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011 was:

	For the three months ended June 30,				For the six months ended June 30,
	2012		2011		2012		2011
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Multi-family residential	$–	$–	$–	$–	$–	$–	$–	$–
Residential 1 to 4 family	750	–	522	–	707	–	597	–
Home equity lines of credit	386	–	1,033	–	377	–	1,028	–
Commercial	3,004	–	13,103	–	3,519	–	14,843	–
Farmland	–	–	866	–	–	–	1,453	–
Commercial
Commercial and industrial	4,571	2	3,171	1	3,776	4	4,067	1
Agriculture	2,320	–	720	–	2,322	–	562	–
Construction
Single family residential	–	–	1,293	–	312	–	1,299	–
Single family residential - Spec.	–	–	–	–	–	–	417	–
Multi-family	–	–	–	–	–	–	160	–
Hospitality	–	–	–	–	–	–	–	–
Commercial	966	–	–	–	644	–	–	–
Land	7,133	–	3,899	–	5,384	–	3,969	–
Installment loans to individuals	32	–	6	–	41	–	127	–

Totals	$19,162	$2	$24,613	$1	$17,082	$4	$28,522	$1

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and six month periods ended June 30, 2012 and 2011. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on performing troubled debt restructurings.

Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at the fair value of the underlying collateral, net of estimated selling costs as of June 30, 2012 and December 31, 2011, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

At June 30, 2012 and December 31, 2011, $10.8 million and $3.7 million, respectively, in loans were classified as troubled debt restructurings (“TDRs”).  Of those balances $0.6 million and $0.8 million were accruing as of June 30, 2012 and December 31, 2011, respectively.  In a majority of these loans, the Company has granted concessions regarding interest rates, payment structure and maturity.  During the three and six months ending June 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. These term modifications included a combination of  extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk along with a charge-off of principal.  The maturity date extensions granted were for periods ranging from 12 months to 18 months. Forgone interest related to concessions granted on TDRs totaled $18 thousand and $23 thousand for the three months ended June 30, 2012 and 2011, respectively, and $39 thousand and $49 thousand for the six months ended June 30, 2012 and 2011, respectively.  As of June, 2012, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

Heritage Oaks Bancorp | - 14 -

The following table presents loan modifications by class which resulted in TDRs during the three and six months ending June 30, 2012:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Residential 1 to 4 family	1	$439	$439	1	$439	$439
Commercial
Commercial and industrial	2	930	930	3	995	995
Construction
Land	2	8,370	7,000	2	8,370	7,000

Totals	5	$9,739	$8,369	6	$9,804	$8,434

Troubled debt restructurings (“TDRs”) completed for the three and six months ended June 30, 2011 included:

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial
Commercial and industrial	2	$235	$235	5	$723	$723

Totals	2	$235	$235	5	$723	$723

The following table summarizes TDRs that were completed in the last twelve months and became delinquent during the three and six months ended June 30, 2012:

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Number of		Number of
(dollar amounts in thousands)	TDRs	Recorded Investment	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial and industrial	2	$82	3	$254

Totals	2	$82	3	$254

The Bank is actively working with the borrowers to resolve their delinquencies.

There were no TDRs that were completed in 2011 and became delinquent during the three and six months ended June 30, 2011.

Credit Quality and Credit Risk Management

The Company manages credit risk not only through extensive risk analyses performed prior to a loan’s funding, but also through the ongoing monitoring and management of loans within the portfolio, and more specifically certain types of loans that generally involve a greater degree of risk, such as commercial real estate, commercial lines of credit, and construction/land loans.  The Company monitors loans in the portfolio through a detailed internal process, at least quarterly, as well as with the assistance of independent loan reviews.  These reviews generally not only focus on problem loans, but also “pass” credits within certain pools of loans that may be expected to experience stress due to economic conditions.

This process allows the Company to validate credit ratings, underwriting structure, and the Company’s estimated exposure in the current economic environment, as well as enhance communications and take timely action with borrowers where necessary in an effort to mitigate potential future losses.

The Company conducts an analysis on all significant problem loans at least quarterly, in order to properly estimate its potential exposure to loss associated with such credits in a timely manner. Pursuant to the Company’s lending policy, all loans in the portfolio are assigned a risk rating, which allows Management, among other things, to identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are generally assigned based on information concerning the borrower, guarantors and the strength of the collateral.  Risk grades are reviewed regularly by the Company’s credit committee and are scrutinized during independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations.

Heritage Oaks Bancorp | - 15 -

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

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans as well as updated cash-flow information.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where Management has determined that it is in the best interest of the Bank to attempt to sell a troubled loan rather than to continue to hold it in its portfolio, additional charge-offs have been realized as buyers of distressed loans typically require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

Heritage Oaks Bancorp | - 16 -

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of June 30, 2012:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$17,168	$16,619	$–	$549	$–	$–	$–	$–	$–	$–
Residential 1 to 4 family	33,859	32,819	8	1,032	–	–	–	–	511	380
Home equity lines of credit	31,290	29,673	–	1,617	–	–	–	–	384	–
Commercial	366,100	324,964	10,235	30,901	–	–	–	–	4,884	–
Farmland	10,559	3,992	3,279	3,288	–	–	–	–	–	–
Commercial
Commercial and industrial	130,916	111,359	11,112	8,445	–	572	6	–	2,401	220
Agriculture	19,022	14,950	107	2,715	1,250	–	–	–	2,332	–
Other	72	72	–	–	–	–	–	–	–	–
Construction
Single family residential	9,810	9,810	–	–	–	–	–	–	–	–
Single family residential - Spec.	349	349	–	–	–	–	–	–	–	–
Multi-family	1,574	1,574	–	–	–	–	–	–	–	–
Commercial	12,261	10,330	–	1,931	–	–	–	–	1,932	–
Land	25,002	10,890	5,000	9,112	–	–	56	–	8,352	–
Installment loans to individuals	5,477	5,135	248	94	–	195	5	–	82	–
All other loans (including overdrafts)	211	208	1	2	–	–	–	–	–	–

Totals	$663,670	$572,744	$29,990	$59,686	$1,250	$767	$67	$–	$20,878	$600

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2011:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$15,915	$15,915	$–	$–	$–	$–	$–	$–	$–	$–
Residential 1 to 4 family	20,839	20,209	–	630	–	–	–	–	622	–
Home equity lines of credit	31,047	29,274	56	1,717	–	267	65	–	359	–
Commercial	357,499	311,234	17,795	28,470	–	–	–	–	4,551	–
Farmland	8,155	5,830	–	2,325	–	–	–	–	–	–
Commercial
Commercial and industrial	141,065	122,964	11,630	6,416	55	329	92	–	1,625	561
Agriculture	15,740	11,326	–	4,414	–	–	–	–	2,327	–
Other	89	89	–	–	–	–	–	–	–	–
Construction									–
Single family residential	13,039	12,102	–	937	–	–	–	–	937	–
Single family residential - Spec.	8	8	–	–	–	–	–	–	–	–
Multi-family	1,669	–	–	1,669	–	–	–	–	–	–
Commercial	8,015	3,714	4,301	–	–	–	–	–	–	–
Land	26,454	13,985	5,234	7,235	–	41	–	–	1,886	–
Installment loans to individuals	6,479	6,148	247	84	–	–	2	–	61	–
All other loans (including overdrafts)	273	271	1	1	–	–	–	–	–	–

Totals	$646,286	$553,069	$39,264	$53,898	$55	$637	$159	$–	$12,368	$561

Note 4.  Allowance for Loan Losses

The Company has established an allowance for loan losses to account for probable losses inherent in the loan portfolio as of the date of the balance sheet.  The allowance is comprised of two components: specific credit allocation and general portfolio allocation, which includes a qualitatively determined adjustment.  The specific credit allocation is assigned to loans that have been individually evaluated for impairment, such as loans placed on non-accrual status and any other loan which Management has identified as impaired, including TDRs.  The general portfolio allocation is determined by collectively evaluating pools of loans and applying historical loss factors across the various credit risk grades and loan segments in the portfolio.  The quantitative portfolio allocation is then adjusted for qualitatively determined adjustments that are determined through judgments the Company makes regarding certain qualitative factors that may negatively impact the credit quality of various segments of the loan portfolio relative to the historical performance of those segments.

Heritage Oaks Bancorp | - 17 -

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on certain information and events surrounding a borrower, it is determined that it is probable that the Company will not receive all scheduled payments, including interest.  Once a loan is classified as substandard and placed on non-accrual, the Company places the loan under the supervision of its Special Assets department.  The Special Assets department is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

General Portfolio Allocation

The general portfolio allocation of the allowance is determined by pooling performing loans by collateral type and purpose, such as the stratification presented in Note 3. Loans, of the notes to the condensed consolidated financial statements.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.

The qualitatively determined adjustment to the general portfolio allocation of the allowance is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the scope and frequency of the loan review process as well as any other factor determined by Management to have an impact on the credit quality of the loan portfolio.  External factors include local, state and national economic and business conditions.  While Management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of Management’s expectations.

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

Heritage Oaks Bancorp | - 18 -

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

The following table summarizes the activity in the allowance attributed to various segments in the loan portfolio for the three months ended June 30, 2012 and 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, March 31, 2012	$7,444	$10,019	$555	$1,604	$139	$40	$19,801
Charge-offs	(2,354)	(619)	(576)	(1,383)	(9)	–	(4,941)
Recoveries	38	171	–	10	4	2	225
Provisions for loan losses (1)	1,769	(3,310)	402	4,252	(43)	(6)	3,064

Balance, June 30, 2012	$6,897	$6,261	$381	$4,483	$91	$36	$18,149
Balance, March 31, 2011	$11,940	$9,796	$998	$1,414	$195	$24	$24,367
Charge-offs	(3,251)	(1,879)	–	(94)	(114)	–	(5,338)
Recoveries	33	226	88	15	10	–	372
Provisions for loan losses	1,326	(73)	(586)	1,551	83	(2)	2,299

Balance, June 30, 2011	$10,048	$8,070	$500	$2,886	$174	$22	$21,700

(1) The provision for loan losses includes the transfer of $3.9 million from C&I to land related to the re-characterization of a loan as part of a TDR in the second quarter of 2012, as the restructured loan became more collateral dependent on a parcel of land.

The following table summarizes the activity in the allowance attributed to various segments in the loan portfolio for the six months ended June 30, 2012 and 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(2,365)	(2,761)	(576)	(2,168)	(20)	(137)	(8,027)
Recoveries	62	377	–	13	13	2	467
Provisions for loan losses (1)	(445)	2,096	469	4,222	(77)	130	6,395

Balance, June 30, 2012	$6,897	$6,261	$381	$4,483	$91	$36	$18,149

Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(4,828)	(2,854)	(291)	(768)	(133)	–	(8,874)
Recoveries	42	1,051	111	129	17	–	1,350
Provisions for loan losses	2,949	366	(673)	1,525	124	(7)	4,284

Balance, June 30, 2011	$10,048	$8,070	$500	$2,886	$174	$22	$21,700

(1) The provision for loan losses includes the transfer of $3.9 million from C&I to land related to the re-characterization of a loan as part of a TDR in the second quarter of 2012, as the restructured loan became more collateral dependent on a parcel of land.

Heritage Oaks Bancorp | - 19 -

The following tables summarize comparative metrics about the allowance attributed to various segments in the loan portfolio as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
						All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$181	$2,075	$–	$3,464	$1	$–	$5,721
General portfolio allocation	$6,716	$4,186	$381	$1,019	$90	$36	$12,428

Loans individually evaluated for impairment	$6,159	$4,953	$1,932	$8,352	$82	$–	$21,478
Loans collectively evaluated for impairment	$452,817	$145,057	$22,062	$16,650	$5,395	$211	$642,192
General reserves to total loans collectively evaluated evaluated for impairment	1.48%	2.89%	1.73%	6.12%	1.67%	17.06%	1.94%

Total gross loans	$458,976	$150,010	$23,994	$25,002	$5,477	$211	$663,670
Total allowance to gross loans	1.50%	4.17%	1.59%	17.93%	1.66%	17.06%	2.73%

	As of December 31, 2011
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$791	$1,309	$–	$114	$3	$–	$2,217
General portfolio allocation	$8,854	$5,240	$488	$2,302	$172	$41	$17,097

Loans individually evaluated for impairment	$5,532	$4,963	$937	$1,886	$61	$–	$13,379
Loans collectively evaluated for impairement	$427,923	$151,931	$21,794	$24,568	$6,418	$273	$632,907
General reserves to total loans collectively evaluated evaluated for impairment	2.07%	3.45%	2.24%	9.37%	2.68%	15.02%	2.70%

Total gross loans	$433,455	$156,894	$22,731	$26,454	$6,479	$273	$646,286
Total allowance to gross loans	2.23%	4.17%	2.15%	9.13%	2.70%	15.02%	2.99%

Note 5.  Other Real Estate Owned (“OREO”)

The following tables provide a summary of the change in the balance of OREO for the three and six months ended June 30, 2012:

	Balance				Balance
	March 31,				June 30,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$–	$431	$–	$–	$431
Commercial	215	–	–	–	215
Construction
Single family residential - Spec.	423	–	–	(26)	397
Tract	100	–	(100)	–	–
Land	179	162	(300)	(9)	32

Totals	$917	$593	$(400)	$(35)	$1,075

	Balance				Balance
	December 31,				June 30,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$–	$607	$(176)	$–	$431
Commercial	215	–	–	–	215
Construction
Single family residential - Spec.	423	–	–	(26)	397
Tract	100	–	(100)	–	–
Land	179	162	(300)	(9)	32

Totals	$917	$769	$(576)	$(35)	$1,075

The Company realized a gain of $10 thousand on the disposal of OREO during both the three and six months ended June 30, 2012.

Heritage Oaks Bancorp | - 20 -

The following table provides a summary of the change in the balance of OREO for the three and six months ended June 30, 2011:

	Balance				Balance
	March 31,				June 30,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2011
Real Estate Secured
Commercial	$4,850	$993	$(3,386)	$(72)	$2,385
Construction
Single family residential - Spec.	459	-	-	(15)	444
Tract	251	-	-	(9)	242
Land	525	41	-	(50)	516

Totals	$6,085	$1,034	$(3,386)	$(146)	$3,587

	Balance				Balance
	December 31,				June 30,
(dollar amounts in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$160	$-	$(160)	$-	$-
Commercial	3,953	2,578	(3,386)	(760)	2,385
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(31)	444
Tract	251	-	-	(9)	242
Land	1,365	41	(811)	(79)	516

Totals	$6,668	$2,619	$(4,821)	$(879)	$3,587

The Company realized a loss of $0.3 million related to disposals of OREO during both the three and six months ended June 30, 2011.

Note 6.  Income Taxes

The tax provision for the three and six months ended June 30, 2012 resulted in an effective tax rate of (11.4)% and (19.5)%, respectively.  The tax provision for the three and six months ended June 30, 2011 resulted in an effective tax rate 27.0% and 28.8%, respectively.  The primary items affecting the effective tax rate for the three and six months ended June 30, 2012 are the reversal $0.7 million and $1.5 million, respectively, of deferred tax valuation allowance and the impact of non-taxable municipal interest. The reversal of a portion of the Company’s deferred tax asset valuation allowance is discussed more fully below. The primary item affecting the effective tax rate for the first six months of 2011 is the impact of non-taxable municipal interest.

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

The pre-tax losses the Company reported in 2010 and 2009 resulted in a three year cumulative loss position, which provided significant negative evidence as to the realizability of a portion of the Company’s deferred tax assets as of December 31, 2010.    As a result of this negative evidence, the Company recorded a partial valuation allowance of approximately $7.1 million for its deferred tax assets in 2010 through a charge to income tax expense. The Company’s determination of the valuation allowance for a portion of its deferred tax assets was based on: (1) an analysis of cumulative pre-tax losses over a three year horizon, through December 31, 2010; (2) a projection of future taxable income over a period of time the Company believed to be reasonably estimable (“the projection period”); and (3) a detailed analysis to determine the amount of the deferred tax asset expected to be realized over the projection period of five years.

Heritage Oaks Bancorp | - 21 -

The ultimate realization of the Company’s deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences reverse.  The Company established a valuation allowance against a portion of the deferred tax asset in 2010 because it had a three year cumulative pre-tax loss position as of December 31, 2010 and management believed that it was not more likely than not that the Company would generate enough future taxable income over the projection period in order for all of its deferred tax assets to be realized.

The Company’s return to profitability in 2011 and continued profits in 2012 are steadily reducing this three year cumulative loss position.  In addition, declines in the level of deferred tax assets and changes in their composition, along with projections of profitability for the foreseeable future and an improvement in the credit quality of the Company’s loan portfolio have combined to improve the outlook for the recovery of a portion of the valuation allowance provided for in 2010.  As a result of this improved outlook, the Company reduced the level of valuation allowance in the latter part of 2011 by $1.5 million. During the first half of 2012, these favorable trends continued resulting in the reversal of an incremental $0.7 million and $1.5 million during the three and six months ended June 30, 2012, respectively.

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

Note 7.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the Treasury Stock Method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.   For the three months ended June 30, 2012 and 2011, common stock equivalents, primarily options, totaling approximately 213,000 shares and 669,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the six months ended June 30, 2012 and 2011, common stock equivalents, primarily options, totaling approximately 534,000 shares and 505,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  The diluted earnings per share for the for the three and six months ended June 30, 2011 also excludes the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Series A Preferred Share issuance (see Note 10. Preferred Stock, of the notes to the condensed consolidated financial statements, filed in this Form 10-Q), as their impact would also be anti-dilutive.

Heritage Oaks Bancorp | - 22 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012		2011
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$1,897		$954
Dividends and accretion on preferred stock	(375)		370

Net income available to common shareholders	$1,522		$584

Weighted average shares outstanding		25,076,226		25,050,584

Basic earnings per common share	$0.06		$0.02

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,322,891		1,201,482

Weighted average diluted shares outstanding		26,399,117		26,252,066

Diluted earnings per common share	$0.06		$0.02

	For the six months ended June 30,
	2012		2011
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$3,482		$1,476
Dividends and accretion on preferred stock	(756)		735

Net applicable to common shareholders	$2,726		$741

Weighted average shares outstanding		25,066,945		25,042,531

Basic earnings per common share	$0.11		$0.03

Dilutive effect of share-based compensation awards, common stock warrant, and convertible perpetual preferred stock		1,248,079		1,209,039

Weighted average diluted shares outstanding		26,315,024		26,251,570

Diluted earnings per common share	$0.10		$0.03

Note 8.  Share-Based Compensation Plans

As of June 30, 2012, the Company had two share-based employee compensation plans, which are more fully described in Note 15. Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

Heritage Oaks Bancorp | - 23 -

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Share-based compensation expense:
Stock option expense	$40	$62	$53	$121
Restricted stock expense	49	9	75	26

Total expense	$89	$71	$128	$147
Unrecognized compensation expense:
Stock option expense	$287	$498
Restricted stock expense	451	63

Total unrecognized expense	$738	$561

At June 30, 2012, there was a total of $0.3 million of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 2.0 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally vest over a period of three to five years depending on the terms of the grant.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at June 30, 2012 was $0.5 million.  That expense is expected to be recognized over the next 2.8 years.

The following table provides a summary of activity related to options granted, exercised, and forfeited during the year to date period ended June 30, 2012:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2011	636,406	$5.40	1,826,516
Granted	50,417	4.54
Forfeited	(159,356)	4.16
Expired	(6,213)	4.85
Exercised	(26,996)	3.10

Balance, June 30, 2012	494,258	$5.84	1,829,166

The following table provides a summary of activity related to restricted stock granted, vested and forfeited during the year to date period ended June 30, 2012:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2011	91,513	$3.23
Granted	66,549	4.71
Forfeited/expired	(5,000)	3.94

Balance June 30, 2012	153,062	$3.85

Heritage Oaks Bancorp | - 24 -

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $45 thousand for the year to date period ended June 30, 2012.  The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable.

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	469,545	$5.84	6.84	$679,064
Exerciseable at June 30, 2012	263,602	$7.86	5.29	$245,060

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first six months of 2012 and 2011:

	2012	2011
Expected volatility	51.96%	50.73%
Expected term (years)	7	7
Dividend yield	0.00%	0.00%
Risk free rate	1.33%	2.74%

Weighted-average grant date fair value	$2.41	$2.00

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

Heritage Oaks Bancorp | - 25 -

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values based on Company specific experience with similar collateral, the Company records impaired loans as non-recurring Level 3.  The most common adjustment to reported appraised values of collateral is a monthly discount linked to the passage of time since the last appraisal.  This discount factor ranges between 1% and 3% per month and is consistent with that used in the appraisals to discount for the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date. At June 30, 2012, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to Management.

Other Real Estate Owned and Foreclosed Collateral

Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category.  The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or Management’s estimation of value.  When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2 assets.  When appraised values are not available, there is no observable market price for similar assets, or Management determines the fair value of the asset is further impaired below appraised values or observable market prices based on Company specific experience with similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3 assets.  The most common adjustment to reported appraised values of collateral is a monthly discount linked to the passage of time since the last appraisal.  This discount factor ranges between 1% and 3% per month and is consistent with that used in the appraisals to discount for the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date.

Heritage Oaks Bancorp | - 26 -

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Inputs	Inputs	Inputs	Assets At
As of June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$4,124	$-	$4,124
Mortgage backed securities:
Agency	-	124,616	-	124,616
Non-agency	-	38,204	-	38,204
Obligations of state and municipal securities	-	58,973	262	59,235
Corporate debt securities		27,907	-	27,907
Other securities	-	6,700	-	6,700

Total assets measured on a recurring basis	$-	$260,524	$262	$260,786

As of December 31, 2011
Assets
Obligations of U.S. government agencies	$-	$4,326	$-	$4,326
Mortgage backed securities:
Agency	-	117,325	-	117,325
Non-agency	-	31,458	3,074	34,532
Obligations of state and municipal securities	-	51,664	259	51,923
Corporate debt securities	-	26,856	-	26,856
Other securities	-	2,020	-	2,020

Total assets measured on a recurring basis	$-	$233,649	$3,333	$236,982

Heritage Oaks Bancorp | - 27 -

In determining the fair value of Level 3 instruments on a recurring basis the Company takes into consideration several variables, including but not limited to: expectations about interest rate movements, prepayment speeds of the underlying mortgages for mortgage backed securities, expected default rates, and credit spreads over the risk free rate.  Of these variables, default rates and credit spreads are perhaps the least observable and most impactful on the long-term value of a Level 3 security.  Since a bond’s value is represented by its yield which reflects the risk-free yield curve plus compensation for various risks incurred in buying the bond, changes to the risk assumptions including probability of default and timing of future cash flows can materially impact the market value. One bond is currently classified as Level 3. The security is a Certificate of Participation Municipal Bond.  The municipal issuance is a local community college general obligation bond and was priced utilizing a consensus quote methodology with a range of 100.95% - 100.98% of the bond’s par value. This bond was valued at the lowest price within the range due to the illiquid nature of the bond, resulting in the reported Level 3 fair value of $0.3 million at June 30, 2012.  The bond is callable and the first call date is in July 2012.  With a coupon of 3.6% we expect that this bond will be called given the level of current interest rates and therefore expect pricing to remain near the callable price of par.

The following table provides a summary of the changes in balance sheet carrying values associated with recurring Level 3 financial instruments during the three and six months ended June 30, 2012 and 2011:

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
For the three months ended
June 30, 2012
Obligations of state and municipal securities	$260	$2	$-	$-	$-	$262
Agency mortgage backed securities	4,483	-	-	-	(4,483)	-
June 30, 2011
Obligations of state and municipal securities	$284	$(27)	$-	$-	$-	$257

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
For the six months ended
June 30, 2012
Obligations of state and municipal securities	$259	$3	$-	$-	$-	$262
Agency mortgage baked securities	-	(191)	4,674	-	(4,483)	-
Non-agency mortgage backed securities	3,074	-	-	-	(3,074)	-
June 30, 2011
Obligations of state and municipal securities	$283	$(26)	$-	$-	$-	$257

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

Heritage Oaks Bancorp | - 28 -

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Gains) / Losses
Assets
Impaired loans
Residential 1 to 4 family	$-	$211	$-	$211	$10
Commercial real estate	-	-	469	469	(310)
Commercial and industrial	-	201	419	620	3,002
Agriculture	-	338	-	338	1,349
Land	-	-	3,582	3,582	867
Loans held for sale	-	-	-	-	-
Foreclosed assets	-	1,075	-	1,075	-

Total assets measured on a non-recurring basis	$-	$1,825	$4,470	$6,295	$4,918

As of December 31, 2011
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$95	$95	$126
Home equity lines of credit	-	7	-	7	82
Commercial real estate	-	-	3,813	3,813	458
Commercial and industrial	-	511	-	511	113
Agriculture	-	668	1,250	1,918	117
Land	-	56	615	671	113
Installment loans to individuals	-	58	-	58	-
Loans held for sale	-	4,279	-	4,279	-
Foreclosed assets	-	959	-	959	-

Total assets measured on a non-recurring basis	$-	$6,538	$5,773	$12,311	$1,009

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on either a recurring and nonrecurring basis during the three and six months ended June 30, 2012, other than transfers of securities from Level 3 into Level 2 once sufficient market data was accumulated to value these new security issues.  There were no significant transfers in or out of Level 1 and Level 2 for assets reported at fair value on both a recurring and nonrecurring basis during the three and six months ended June 30, 2011.

Heritage Oaks Bancorp | - 29 -

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
As of June 30, 2012	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$32,558	$32,558	$-	$-	$32,558
Investments and mortgage-backed securities	260,786	-	260,524	262	260,786
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	662,698	-	750	662,329	663,079
Loans held for sale	9,333	-	9,333	-	9,333
Accrued interest receivable	3,704	-	3,704	-	3,704
Liabilities
Non interest-bearing deposits	249,740	249,740	-	-	249,740
Interest-bearing deposits	584,173	-	575,916	-	575,916
Federal Home Loan Bank advances	40,000	-	40,701	-	40,701
Junior subordinated debentures	8,248	-	-	6,904	6,904
Accrued interest payable	173	-	173	-	173

As of December 31, 2011
Assets
Cash and cash equivalents	$34,892	$34,892	$-	$-	$34,892
Investments and mortgage-backed securities	236,982	-	233,649	3,333	236,982
Federal Home Loan Bank stock	4,685	-	-	-	N/A
Loans receivable, net of deferred fees and costs	645,175	-	1,300	645,491	646,791
Loans held for sale	21,947	-	21,947	-	21,947
Accrued interest receivable	3,854	-	3,854	-	3,854
Liabilities
Non interest-bearing deposits	217,245	217,245	-	-	217,245
Interest-bearing deposits	568,963	-	569,988	-	569,988
Federal Home Loan Bank advances	51,500	-	52,110	-	52,110
Junior subordinated debentures	8,248	-	-	4,096	4,096
Accrued interest payable	455	-	455	-	455

Information on off-balance sheet instruments as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012		December 31, 2011
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$159,711	$1,597	$161,987	$1,620

Note 10.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

U.S Treasury’s Capital Purchase Program (“CPP”)

On March 20, 2009, the Company issued 21,000 shares of Series A Senior Preferred Stock to the U.S. Treasury under the terms of the CPP for $21.0 million with a liquidation preference of $1,000 per share.  The preferred stock carries a coupon of 5% for five years and 9% thereafter.  Senior preferred stock issued to the U.S. Treasury is non-voting, cumulative, and perpetual and may be redeemed at 100% of their liquidation preference plus accrued and unpaid dividends following three years from the date of issue.  In addition, the Company issued a warrant to the U.S. Treasury to purchase shares of the Company’s common stock in an amount equal to 15% of the preferred equity issuance or approximately $3.2 million (611,650 shares).  The warrant is exercisable immediately at a price of $5.15 per share, will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury.  The warrant may be dilutive to earnings per common share during reporting periods in which the market price of the Company’s stock is above the warrant’s exercise price.

Heritage Oaks Bancorp | - 30 -

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At June 30, 2012, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

Beginning in the second quarter of 2010, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  During the second quarter of 2012, the Company received regulatory approval to pay its second quarter 2012 dividend and all prior deferred dividends. As a result, as of June 30, 2012, the Company is no longer in arrears on its dividend requirements related to the Series A Senior Preferred Stock and the Treasury’s rights relative to electing two members to the Company’s Board of Directors and their Board observation rights have lapsed.

Series C Convertible Perpetual Preferred Stock

On March 12, 2010, the Company sold 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) for $3.6 million as part of a private placement of securities.  Series C Preferred Stock is a non-voting class of stock substantially similar in priority to the common stock of the Company, except for a liquidation preference over the Company’s common stock.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party or otherwise makes a “Permissible Transfer”, as defined in the terms of the Series C Preferred Stock. The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of June 30, 2012.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 11.  Regulatory Order and Written Agreement

On March 4, 2010, the FDIC and the DFI issued a Consent Order (the “Order”) to the Bank that required, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of Management. The Board and Management aggressively responded to the Order to ensure full compliance and took actions necessary to substantially comply with the Order within the required time frames.

Heritage Oaks Bancorp	- 31 -

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

On March 4, 2010, the Company entered into a written agreement with the FRB (the “Written Agreement”), which required the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company was required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provided, among other things, that the Company would not: declare or pay dividends without prior approval of the FRB, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities, incur, increase, or guarantee any debt.

On July 19, 2012, the FRB terminated the Written Agreement issued on March 4, 2010.  In connection with the termination of the Written Agreement, the Company executed a MOU with FRB.  In the MOU the Company committed among other things to continue to seek FRB approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt.

Note 12.  Junior Subordinated Debentures

In the second quarter of 2010, the Company began to defer interest payments on $8.2 million of junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  During the second quarter of 2012, based on the Company’s receipt of regulatory approval to pay interest currently due and all previously deferred interest, the Company paid all amounts due on May 25, 2012.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement, of these condensed consolidated financial statements.

Heritage Oaks Bancorp	- 32 -

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

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the ongoing financial crisis in the United States, including the continuing softness in the California real estate market, and the response of the federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, as well as economic, political and global changes arising from the war on terrorism, the Company’s ability to increase profitability, sustain growth, the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of the Memoranda of Understanding issued by regulatory authorities having oversight of the Company’s and Bank’s operations, and financial policies of the United States government.  For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

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

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also formed a subsidiary, CCMS Systems, Inc. which is currently inactive and has not been capitalized. The Company has no present plans to utilize CCMS Systems, Inc.

On April 16, 2012 the FDIC and the DFI terminated the Order originally entered into on March 4, 2010.  On the same date the Bank entered into a Memorandum of Understanding with the FDIC and the DFI, which remained in place as of the end of the second quarter of 2012.  During the second quarter of 2012, the Company remained subject to the Written Agreement entered into on March 4, 2010 with the FRB.  As discussed in more detail in Note 11.  Regulatory Order and Written Agreement of the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q, the FRB terminated the Written Agreement on July 19, 2012 and on the same date the Company entered into a Memorandum of Understanding with the FRB.

Heritage Oaks Bancorp	- 33 -

Executive Summary of Operating Results

Net income for the three and six months ended June 30, 2012, when compared to the same periods ended a year earlier, improved by $0.9 million and $2.0 million, respectively.  These improvements were largely driven by the reversal of a portion of the valuation allowance related to our deferred tax assets and improvements in the levels of non-interest income and non-interest expense, which were partially offset by a higher loan loss provision expense.

As part of our ongoing evaluation of the recoverability of our deferred tax assets during the three and six months ended June 30, 2012 it was determined that $0.7 million and $1.5 million, respectively, of the previously established valuation allowance for deferred tax assets were now more likely than not recognizable as future tax benefits.  The partial reversal of the deferred tax asset valuation allowance in the first two quarters of 2012 reflected the impact of improved earnings and credit quality over the past six quarters that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets.  See Note 6. Income Taxes, of the notes to the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q for a more detailed discussion of the accounting for the Company’s deferred tax asset valuation allowance.

Non-interest income increased by $1.4 million and $2.0 million in the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.  These increases were largely due to improvements in the level of gains on the sale of mortgage loans, gains on the sale of investment securities and improvements in the gain/(loss) on sale of OREO. Non-interest expense declined by $0.1 million and $1.2 million in the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, largely due to declines in the level of OREO valuation allowances and OREO related expense, reductions in the level of regulatory assessment costs and occupancy costs.  For the three months ended June 30, 2012, these reductions in non-interest expense were substantially offset by increases in other general operating expenses. See “Non-Interest Income” and “Non-Interest Expense” under Results of Operations, below, for additional information on improvements in these two components of earnings.

Loan loss provision expense was $3.1 million and $6.4 million for the three and six months ended June 30, 2012, which represented an increase of $0.8 million and $2.1 million from that reported in the corresponding periods in 2011.  As more fully discussed in the Provision for Loan Loss section of Results of Operations, below, the higher provisioning requirements in 2012 were largely due to provisioning in conjunction with charge-offs from updated specific reserve calculations. While we continue to see a general stabilization in the credit quality of the portfolio, we remain subject to loan specific credit events such as those which occurred in the first half of 2012, the effects of which can be and have been material.  See “Provision for Loan Losses” under Results of Operations, below, for additional information related to the provision for loan losses.

The Company believes that the operating results for the first half of 2012 continue to reflect positive trends in financial performance including growth in the loan portfolio and deposits, improvements in our operating efficiency and improvements in asset quality, despite the elevated level of charge-offs related to the updating of specific reserves recorded in the first half of 2012.  These trends are not only a result of what appears to be continued signs of stabilization in the local economy first seen in 2011, but also the Company’s focus on controlling cost, and from improvements in asset quality realized through a combination of sales of classified assets and improvement in credit quality in the loan portfolio in general throughout 2011 and into the first half of 2012.

Although we experienced a set-back in overall asset quality due to the impact of the credit issues addressed in the first half of 2012, we believe that the improvements in asset quality, since asset quality issues peaked at December 31, 2010, are a meaningful indicator of overall positive trends for the Company as evidenced by:

•                  the decrease in classified assets from $87.9 million at December 31, 2010 to $62.3 million at June 30, 2012,

•                  the improvement in the coverage of the allowance for loan loss as a percentage of non-accrual loans from 76% at December 31, 2010 to 87% at June 30, 2012,

•                  the decline in special mention risk graded loan balances from $55.0 million at December 31, 2010 to $30.0 million at June 30, 2012, and

•                  the decline in OREO balances outstanding from $6.7 million at December 31, 2010 to $1.1 million at June 30, 2012.

While the Company is cautiously optimistic about the current positive trends in credit quality that we experienced in 2011 and thus far in 2012, it is unclear as to how uncertainties in the U.S. and global economy, such as continued high levels of unemployment and the trickle down effects of the European debt concerns, could impact the local economy.

Heritage Oaks Bancorp	- 34 -

Local Economy

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 270,000, 100,000, and 88,000, respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  The leading agricultural industry in the Company’s primary market area is the production of wine grapes and the related production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  In addition, cattle ranching represents a major part of the agriculture industry in the Company’s market.  Furthermore, access to numerous recreational activities and destinations including lakes, mountains and beaches provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.

The general business climate in 2008 through 2010 proved to be challenging not only on the national level, but within the state of California and more specifically in the Company’s primary market area.  As the real estate market and general economic conditions waned throughout those years, the ability of borrowers to satisfy their obligations to the financial sector languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market area negatively impacted the credit quality of the loan portfolio.  The labor market information published by the California Employment Development Department in June 2012 shows the unemployment rate within California to be approximately 10.8%, which is down modestly from its recent highs.  Within the Company’s primary market area, the labor market information also shows the unemployment rate within San Luis Obispo and Santa Barbara counties improving in 2011 and into 2012, as these areas reported unemployment levels below 8% in June 2012.

Management remains cautiously optimistic that early signs show that the Company’s primary market area is beginning to stabilize as compared to the significant downward trends experienced during 2008, 2009 and 2010.  The signs of stabilization are not only reflected in the improving unemployment rates mentioned above, but also include a general improvement in the financial information being provided by our customers as part of their regular loan reviews.  Additionally, several local economists have recently reported that the improvements in unemployment, the tourism industry, housing and household income are all indicators of stabilization in our primary market area.  However, there can be no assurances that the impact of growing concerns about the global economy may not have trickle down effects on the local economy in which the Company operates. Should global economic conditions worsen and eventually affect our local economy, it could negatively impact the financial condition of borrowers to whom the Company has extended credit.  In this instance, the Company may suffer credit losses and be required to make further significant provisions to the allowance for loan losses, which would have a direct and adverse impact on our earnings and profitability.

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

Heritage Oaks Bancorp	- 35 -

Allowance for Loan Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the allowance for loan losses and the value of foreclosed real estate, management obtains independent appraisals for significant properties.  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate values may change in future periods.  See also Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance may be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on the Company’s ongoing assessment of the realizability of its deferred tax assets, it reduced the level of valuation allowance in 2011 and again in the first two quarters of 2012.  See also Note 6. Income Taxes, of the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the transaction.  See also Note 9. Fair Value of Assets and Liabilities, of the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Where You Can Find More Information

Under the Securities Exchange Act of 1934, as amended, Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Annual Report on Form 10-K; Quarterly Report on Form 10-Q; Current Report on Form 8-K; and a Proxy Statement on Form DEF 14A. The Company may file additional forms from time to time. The SEC maintains an internet site, www.sec.gov, from which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.

The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Heritage Oaks Bancorp	- 36 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollar amounts in thousands except per share data)	06/30/12	03/31/12	12/31/11	09/30/11	06/30/11	03/31/11	12/31/10	09/30/10

Return on average assets, annualized	0.75%	0.65%	1.66%	0.85%	0.40%	0.22%	0.21%	-4.29%

Return on average equity, annualized	5.66%	4.82%	12.87%	6.67%	3.10%	1.73%	1.67%	-32.20%

Return on average common equity, annualized	5.55%	4.49%	14.98%	6.83%	2.37%	0.65%	0.10%	-40.70%

Average equity to average assets	13.25%	13.51%	12.93%	12.80%	12.86%	12.51%	12.29%	13.32%

Average common equity to average assets	10.83%	11.00%	10.43%	10.30%	10.29%	10.00%	9.94%	10.88%

Net interest margin	4.41%	4.72%	4.67%	4.67%	4.80%	4.73%	4.58%	4.56%

Efficiency ratio*	69.75%	65.70%	66.17%	66.52%	68.78%	70.56%	73.84%	70.42%

Average loans to average deposits	81.80%	84.13%	82.29%	81.64%	85.76%	86.41%	85.42%	87.99%

Net income / (loss)	$1,897	$1,585	$4,130	$2,119	$954	$522	$517	$(10,903)

Net income / (loss) available to common shareholders	$1,522	$1,204	$3,879	$1,746	$584	$157	$26	$(11,260)

Earnings / (loss) per common share:
Basic	$0.06	$0.05	$0.16	$0.07	$0.02	$0.01	$-	$(0.45)
Diluted	$0.06	$0.05	$0.15	$0.07	$0.02	$0.01	$-	$(0.45)
Weighted average outstanding shares:
Basic	25,076,226	25,057,664	25,054,204	25,054,027	25,050,584	25,035,012	25,004,697	25,004,479
Diluted	26,399,117	26,290,370	26,261,179	26,254,045	26,252,066	26,251,608	26,247,491	25,004,479

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on securities sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs, gain on extinguishment of debt and gains and losses on sale of fixed assets.

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates. For the three months ended June 30, 2012 and 2011, the net interest margin was 4.41% and 4.80%, respectively.  For the six months ended June 30, 2012 and 2011, the net interest margin was 4.56% and 4.76%, respectively.

For the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011, shifts in the mix of our interest-earning assets from traditionally higher yielding loans to lower yielding investment securities and the impact of increased competition on interest rates on new loan originations have combined to reduce the yield on earning assets by 54 basis points and 37 basis points, respectively. However, decreases in funding costs related to shifts in the composition of deposits from interest bearing accounts to more liquid and fully insured non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets.

Forgone interest on non-accrual loans continues to be a strain on interest income for the three and six months ended June 30, 2012. However, as compared to the three and six months ended June 30, 2011, this trend is stabilizing due to the reduction of non-accrual loans through loan sales, foreclosure and disposition of collateral and credit work-out processes, partially offset by new additions to non-accrual status.  Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.4 million and $0.5 million during the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $1.1 million during the six months ended June 30, 2012 and 2011, respectively.

Our earnings are influenced by changes in interest rates.  The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities and it is slightly net liability sensitive. A large percentage of our interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and other capital markets’ interest rates.  However, over the last three years interest rates have fallen to unprecedented levels and as a result a significant portion of loans in our loan portfolio are currently at their floors.

Heritage Oaks Bancorp	- 37 -

See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q for further discussion of the Company’s sensitivity to interest rate movements based on our current net liability sensitive profile.

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended June 30, 2012 and 2011:

	For the three months ended			For the three months ended
	June 30, 2012			June 30, 2011
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Investments with other banks	$ -	0.00%	$ -	$ 99	1.30%	$ -
Interest bearing due from banks	15,032	0.13%	5	15,026	0.19%	7
Investment securities taxable	206,391	2.42%	1,241	165,940	2.92%	1,206
Investment securities non taxable	57,480	3.42%	489	36,598	4.13%	376
Other investments	6,531	1.23%	20	6,487	1.05%	17
Loans (1) (2)	662,661	5.85%	9,646	673,297	6.22%	10,434
Total interest earning assets	948,095	4.84%	11,401	897,447	5.38%	12,040

Allowance for loan losses	(20,068)			(24,242)
Other assets	89,003			86,266

Total assets	$ 1,017,030			$ 959,471

Interest Bearing Liabilities
Interest bearing demand	$ 64,570	0.11%	$ 17	$ 65,216	0.15%	$ 25
Savings	35,293	0.10%	9	31,056	0.19%	15
Money market	285,105	0.37%	265	270,278	0.51%	345
Time deposits	188,737	1.03%	483	220,648	1.44%	790
Total interest bearing deposits	573,705	0.54%	774	587,198	0.80%	1,175
Federal Home Loan Bank borrowing	54,995	1.21%	166	32,544	1.16%	94
Junior subordinated debentures	8,248	2.68%	55	8,248	2.05%	42
Total borrowed funds	63,243	1.41%	221	40,792	1.34%	136
Total interest bearing liabilities	636,948	0.63%	995	627,990	0.84%	1,311
Non interest bearing demand	236,421			197,864
Total funding	873,369	0.46%	995	825,854	0.64%	1,311
Other liabilities	8,873			10,254
Total liabilities	882,242			836,108

Stockholders’ Equity
Total stockholders’ equity	134,788			123,363
Total liabilities and stockholders’ equity	$ 1,017,030			$ 959,471

Net interest margin (3)		4.41%			4.80%

Interest rate spread		4.21%	$ 10,406		4.54%	$ 10,729

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp	- 38 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the six months ended June 30, 2012 and 2011:

	For the six months ended			For the six months ended
	June 30, 2012			June 30, 2011
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$-	0.00%	$-	$ 99	1.33%	$1
Interest bearing due from banks	15,869	0.16%	13	16,321	0.21%	17
Federal funds sold	-	0.00%	-	1,412	0.14%	1
Investment securities taxable	196,499	2.69%	2,627	164,856	2.91%	2,381
Investment securities non taxable	54,607	3.32%	901	41,347	3.68%	754
Other investments	6,559	1.20%	39	7,855	0.80%	31
Loans (1) (2)	658,647	5.98%	19,573	676,436	6.25%	20,958
Total interest earning assets	932,181	4.99%	23,153	908,326	5.36%	24,143

Allowance for loan losses	(19,742)			(24,805)
Other assets	86,003			86,001
Total assets	$998,442			$ 969,522

Interest Bearing Liabilities:
Interest bearing demand	$64,356	0.10%	$32	$ 64,513	0.19%	$59
Savings	34,643	0.10%	18	29,826	0.18%	26
Money market	281,110	0.38%	536	275,899	0.53%	724
Time deposits	188,350	1.08%	1,010	224,648	1.47%	1,638
Total interest bearing deposits	568,459	0.56%	1,596	594,886	0.83%	2,447
Federal Home Loan Bank borrowing	52,434	1.15%	299	42,329	0.80%	169
Junior subordinated debentures	8,248	2.51%	103	8,248	2.05%	84
Total borrowed funds	60,682	1.33%	402	50,577	1.01%	253
Total interest bearing liabilities	629,141	0.64%	1,998	645,463	0.84%	2,700
Non interest bearing demand	225,653			190,910
Total funding	854,794	0.47%	1,998	836,373	0.65%	2,700
Other liabilities	10,062			10,191
Total liabilities	$864,856			$ 846,564

Stockholders’ Equity:
Total stockholders’ equity	133,586			122,958
Total liabilities and stockholders’ equity	$998,442			$ 969,522

Net interest margin (3)		4.56%			4.76%

Interest rate spread		4.35%	$21,155		4.52%	$21,443

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

For the three months ended June 30, 2012, average interest-earning assets were $50.6 million higher than that reported over the same three month period ended a year earlier.  The Company’s average investment in its securities portfolio increased by $61.3 million for the quarter ended June 30, 2012 as compared to the corresponding period in 2011.  Increases in the average balance of the securities portfolio during the second quarter of 2012 were partially offset by the $10.6 million decrease in average loan balances as compared to the same period ended a year earlier.

For the six months ended June 30, 2012, average interest-earning assets were $23.9 million higher than that reported over the same six month period ended a year earlier.  The Company’s average investment in its securities portfolio increased by $44.9 million for the six months ended June 30, 2012 as compared to the corresponding period in 2011.  Increases in the average balance of the securities portfolio during the first half of 2012 were partially offset by the $17.8 million decrease in average loan balances, and $2.7 million decrease in Federal Funds Sold and other investments as compared to the same period ended a year earlier.

Heritage Oaks Bancorp	- 39 -

The decline in the yield on interest-earning assets for both the three and six months ended June 30, 2012 can be attributed to three key factors: the change of the mix of interest-earning assets away from higher yielding loans to lower yielding investment securities, discussed above; declines in the yields on the investment securities purchased over the last year due to continued market pressures on interest rates; and declines in the average returns on the loan portfolio due to continued downward rate pressure on new loans and renewals.  The adverse impacts of the shift in interest-earning assets and declines in investment security and loan yields were partially offset by the declines in the level of interest reversals and forgone interest on non-accruing loans and lost interest due to TDR rate and term concessions associated with declines in non-performing loans.

The yield on the loan portfolio for the three months ended June 30, 2012 decreased 37 basis points to 5.85% from the corresponding period in 2011.  For the six months ended June 30, 2012, the yield on the loan portfolio declined 27 basis points to 5.98% from the corresponding period in 2011. These declines were largely attributable to declines in interest rates on new loans issued and loans renewed in the last year, which were driven by increased competition in the Company’s primary market area and the historically low interest rates being set by the government to spur economic recovery.  In addition, both the three and six months ended June 30, 2011 included $0.2 million of prepayment penalties and related accelerations of unearned fees on loan payoffs in 2011, for which there were no comparable amounts in 2012. This decline in prepayment income in 2012 represented 10 basis points of the decline in yield in both the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011. These downward pressures on loan yields were partially offset by a decline in the level of foregone interest on non-accrual loans from $0.5 million to $0.4 million for the three month periods ended June 30, 2011 and 2012, respectively, and from $1.1 million to $0.7 million for the six month periods ended June 30, 2011 and 2012, respectively. Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 24 basis points and 22 basis points for the three and six months ended June 30, 2012, respectively, as compared to 32 basis points and 34 basis points for the corresponding periods in 2011.

Over the past two years, new loan originations have slowed due in part to a decline in loan demand and in part due to the impact of tighter underwriting standards resulting in fewer loans that meet our underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, we have been investing excess liquidity primarily in shorter-termed, agency mortgage backed securities, municipal securities and in short to intermediate duration corporate bonds.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as these recently acquired investment securities currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Company to maximize yields on excess liquidity, while ensuring adequate cash flow to support potential loan growth in future periods.

The average balance of interest bearing liabilities was $9.0 million higher for the three months ended June 30, 2012, than that reported for the same period a year earlier.  Year over year increases in the average balance of interest bearing liabilities can be attributed in large part to Federal Home Loan Bank borrowings, which have increased as we have locked in historically low long-term fixed interest rates to fund cash needs for loan growth and to repurchase three of the Bank’s branches and our administrative offices.  The increase in Federal Home Loan Bank borrowings was partially offset by a decline in interest bearing deposits largely due to a decrease in time deposits, which in part migrated to other interest bearing account categories, such as savings, and non-interest bearing deposits as our customers evaluate their options to maximize their returns on their invested cash in the current soft interest rate environment.

The average balance of interest bearing liabilities was $16.3 million lower for the six months ended June 30, 2012, than that reported for the same period a year earlier.  The year to date decrease in the average balance of interest bearing liabilities can be attributed to declines in interest bearing deposits, most notably time deposits.  We attribute the decrease in time deposits in part to migration to other interest bearing account categories, such as savings, and non-interest bearing deposits as our customers evaluate their options to maximize their returns on their invested cash in the current soft interest rate environment.  The decrease in interest bearing deposits was partially offset by the increase in Federal Home Loan Bank borrowings, noted above, as we locked in historically low long term fixed rate funds.

The rate paid on interest bearing deposits declined by 26 basis points, to 0.54% for the three months ended June 30, 2012 as compared to the same period a year earlier.  The rate paid on interest bearing deposits declined by 27 basis points, to 0.56% for the six months ended June 30, 2012 as compared to the same period a year earlier.  These declines are in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits,  the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these factors.

Heritage Oaks Bancorp	- 40 -

In addition, while on a comparative basis we have experienced a decline in interest bearing deposits for the three and six months ended June 30, 2012 as compared to the same periods a year earlier, our average non-interest bearing demand deposit balances have increased on a comparative basis by $38.6 million and $34.7 million, respectively, to $236.4 million and $225.7 million for the three and six months ended June 30, 2012, respectively.  These increases in non-interest bearing demand balances have served to reduce our total funding cost by 17 basis points as compared to cost of interest bearing liabilities, for both the three and six months ended June 30, 2012, as compared to the cost of our interest bearing liabilities alone. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments.  As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels and therefore how long we will benefit from this low cost source of funds. Our total cost of funds for the three and six months ended June 30, 2012 was 0.46% and 0.47%, respectively, a decrease of 18 basis points as compared to the same periods ended a year earlier.

For the three and six months ended June 30, 2012, the average rate paid on interest bearing liabilities was 0.63% and 0.64%, respectively, as compared to 0.84% for the corresponding periods in 2011.  The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for the Federal Home Loan Bank borrowings due to a strategy designed to lock in historically low fixed rates on longer term borrowings as compared to the Company’s traditional reliance on a heavier mix of lower cost variable rate short-term borrowings.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2012 over the same periods ended in 2011, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended			For the six months ended
	June 30, 2012 over 2011			June 30, 2012 over 2011
(dollar amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Investments with other banks	$-	$-	$-	$(1)	$-	$(1)
Interest bearing due from banks	-	(2)	(2)	-	(4)	(4)
Federal funds sold	-	-	-	(1)	-	(1)
Investment securities taxable	262	(227)	35	438	(192)	246
Investment securities non-taxable (1)	282	(111)	171	342	(120)	222
Taxable equivalent adjustment (1)	(96)	38	(58)	(116)	41	(75)
Other investments	-	3	3	(4)	12	8
Loans	(169)	(619)	(788)	(520)	(865)	(1,385)

Net increase / (decrease)	279	(918)	(639)	138	(1,128)	(990)

Interest expense:
Savings, NOW, money market	20	(114)	(94)	22	(245)	(223)
Time deposits	(103)	(204)	(307)	(238)	(390)	(628)
Other secured borrowings	-	-	-	-	-	-
Federal Home Loan Bank borrowing	62	10	72	34	96	130
Junior subordinated debentures	-	13	13	-	19	19

Net decrease	(21)	(295)	(316)	(182)	(520)	(702)

Total net increase / (decrease)	$300	$(623)	$(323)	$320	$(608)	$(288)

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Provision for Loan Losses

As more fully discussed in Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q, the allowance for loan losses has been established by management in order to provide for those loans, which for a variety of reasons may not be repaid in their entirety.  The allowance is maintained at a level considered by management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses will likely vary from current estimates and these variances could be material and have an adverse effect on the Company’s performance.

Heritage Oaks Bancorp | - 41 -

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

The Company’s provision for loan losses was $3.1 million and $6.4 million in the three and six months ended June 30, 2012, respectively.  This represents increases of $0.8 million and $2.1 million, respectively, as compared to the amount reported for the same periods a year earlier.  The company recently migrated to a more granular loan risk grading scale after completing a grade recertification and full review of all loan relationships equal to or greater than $500 thousand, which represents 74% of gross loans. While this review was primarily focused on ensuring existing loans were properly graded based on the new methodology, it provided additional insights on the overall credit quality of this portion of the portfolio.  The increases in the provision for loan losses are primarily attributable to increased reserve requirements associated with updated specific reserve calculations and related charge-offs. The incremental provision requirements for these increases in specific reserves during the first half of 2012 were partially offset by reduced provision requirements on the majority of the remaining loan portfolio amounting to $2.1 million due to: continued improvement in our historical loss data as older higher loss level periods roll out of the loss history window and are replaced by more recent losses at lower loss rates; and  improvements in the qualitative portfolio factors which resulted from improvements in both the national and local economic indicators. Both of these factors form the basis for the general reserve portion of the allowance for loan losses.  As of June 30, 2012, the Company’s allowance for loan losses represented 2.73% of total gross loans and provided coverage of 87% of loans identified as non-performing.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below set forth changes in non-interest income for the three and six month periods ended June 30, 2012 compared to the same periods ended in 2011:

	For the three months ended		For the six months ended		Variances		Variances
	June 30,		June 30,		For the three months		For the six months
(dollar amounts in thousands)	2012	2011	2012	2011	dollar	percentage	dollar	percentage
Fees and service charges	$663	$591	$1,337	$1,161	$72	12.2%	$176	15.2%
Mortgage gain on sale and origination fees	1,035	553	1,890	1,167	482	87.2%	723	62.0%
Debit/credit card fee income	443	400	862	780	43	10.8%	82	10.5%
Earnings on bank owned life insurance	152	149	304	297	3	2.0%	7	2.4%
Gain on sale of investment securities	1,064	518	1,367	592	546	105.4%	775	130.9%
Gain / (loss) on sale of other real estate owned	10	(294)	10	(321)	304	-103.4%	331	-103.1%
Other Income	127	141	246	284	(14)	-9.9%	(38)	-13.4%

Total	$3,494	$2,058	$6,016	$3,960	$1,436	69.8%	$2,056	51.9%

Non-interest income increased by $1.4 million and $2.1 million for the three and six months ended June 30, 2012, respectively, from that reported for the corresponding periods in 2011.  The primary drivers for the increases in both the three and six month periods, as compared to the corresponding periods in 2011 were improvements in the gain on sale of investment securities, increases in mortgage gain on sale and origination fees and improvements in the gain/(loss) on sale of OREO.   The increase in gains on sales of investment securities was driven by improvements in the fair market value of the securities portfolio over the last year which translated into greater gains on sale of such securities. Specifically, during the three and six months ended June 30, 2012, the Company sold $41.4 million and $54.9 million, respectively, of securities that resulted in gains of $1.1 million and $1.4 million, respectively. This compares to $35.8 million and $78.6 million of securities sold in the three and six months ended June 30, 2011, respectively, that resulted in gains of $0.5 million and $0.6 million, respectively. The increases in the mortgage related income for both the three and six months ended June 30, 2012 were driven by investments we have made over the past year in the infrastructure and staffing levels of our mortgage business, which when combined with the current favorable interest rate environment led to increased mortgage gain on sale and fee income as compared to the corresponding periods last year.   The improvements in the gain/(loss) on sale of OREO is attributable to a lower overall OREO portfolio and a more stable real estate market, and reduced risk of loss in value due to the passage of time.

Heritage Oaks Bancorp | - 42 -

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and six month periods ended June 30, 2012 compared to the same periods ended in 2011:

	For the three months ended		For the six months ended		Variances		Variances
	June 30,		June 30,		For the three months		For the six months
(dollar amounts in thousands)	2012	2011	2012	2011	dollar	percentage	dollar	percentage
Salaries and employee benefits	$4,454	$4,386	$8,990	8,937	$68	1.6%	$53	0.6%
Equipment	423	476	828	928	(53)	-11.1%	(100)	-10.8%
Occupancy	797	937	1,814	1,880	(140)	-14.9%	(66)	-3.5%
Promotional	124	163	261	335	(39)	-23.9%	(74)	-22.1%
Data processing	694	718	1,360	1,452	(24)	-3.3%	(92)	-6.3%
OREO related costs	65	295	163	393	(230)	-78.0%	(230)	-58.5%
Write-downs of foreclosed assets	33	146	33	879	(113)	-77.4%	(846)	-96.2%
Regulatory assessment costs	316	615	867	1,330	(299)	-48.6%	(463)	-34.8%
Audit and tax advisory costs	169	163	327	326	6	3.7%	1	0.3%
Directors fees	123	133	232	235	(10)	-7.5%	(3)	-1.3%
Outside services	546	392	842	739	154	39.3%	103	13.9%
Provision for potential mortgage repurchases	739	—	857	—	739	0.0%	857	0.0%
Amortization of intangible assets	86	96	172	261	(10)	-10.4%	(89)	-34.1%
Other general operating costs	564	660	1,116	1,352	(96)	-14.5%	(236)	-17.5%

Total	$9,133	$9,180	$17,862	$19,047	$(47)	-0.5%	$(1,185)	-6.2%

The declines in non-interest expense for the three and six months ended June 30, 2012 were largely driven by:

Write-downs of Foreclosed Assets and OREO Related Costs

For the three and six months ended June 30, 2012, write-downs of foreclosed assets and OREO related costs in total decreased approximately $0.3 million and $1.1 million, respectively from that reported in the same periods a year earlier.  These decreases were primarily a result of the OREO portfolio being significantly larger in 2011 than it was in 2012 and therefore subject to more valuation risk and more operating costs to carry the OREO properties.  The size of the OREO portfolio diminished over 2011, as the Company entered into and closed several OREO sales over the year.  However, updated market valuation data on the properties sold during 2011 drove additional valuation allowance adjustments leading up to the sale of the properties.

Regulatory Assessment Costs

For the three and six months ended June 30, 2012, regulatory assessment costs totaled approximately $0.3 million and $0.9 million, respectively.  This represents decreases of approximately $0.3 million and $0.5 million, respectively over that reported for the same three and six month periods a year ago.  The year over year decreases within this category can be attributed in large part to the FDIC’s new insurance assessment model that went into effect in the second quarter of 2011 as well as reductions triggered by the lifting of the Consent Order in the first part of the second quarter 2012.

Occupancy

For both the three and six months ended June 30, 2012, occupancy costs decreased approximately $0.1 million. This decline is largely due to reductions in facility rental costs attributable to the repurchase of three branches and our administrative office building in the first quarter of 2012.  The savings in rental costs were only partially offset by increased depreciation costs associated with owning the building as opposed to leasing them.  The net savings resulting from buying the buildings back totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.  The year to date savings were partially offset by provisions for lease terminations associated with the three branch closures that were announced in the first quarter of 2012 and completed in the second quarter of 2012.

The declines in non-interest expense discussed above were offset by increases in provision for potential mortgage repurchases, which increased by $0.7 and $0.8 million for the three and six months ended June 30, 2012, respectively.  These increases were largely driven by estimated losses related to potential mortgage repurchases based on new claims of fraudulent borrower activities.  Repurchase requests are relatively rare for the Bank, in fact the total expense for mortgage repurchases has been less than $1 million in the last 8 years.  Our internal review has identified that these loans were made to related parties. We do not believe the requests are in any way indicative of systemic problems with the Bank’s underwriting or origination process or that there is significant exposure to repurchase requests other than those arising from the loans to the borrowers in question, which totaled $2.8 million inclusive of the mortgages provisioned for in the second quarter of 2012.  In addition, our outside service costs increased by $0.2 million and $0.1 million in the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011 largely due to the timing of legal services provided related to the preparation for the annual shareholder meeting, our filing of registration statements related to our Series A Preferred Stock and related warrants and our Series C Preferred Stock and consulting services related to identifying operating efficiencies within the Bank.

Heritage Oaks Bancorp | - 43 -

Provision for Income Taxes

For the three and six month periods ended June 30, 2012, the Company recorded an income tax benefit of approximately $0.2 million and $0.6 million, respectively.  This compares to $0.4 million and $0.6 million of income tax expense the Company recorded for the same periods in 2011.  The changes in the provision for income taxes for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, can be attributed to the Company’s reversal of $0.7 million and $1.5 million for the three and six months ended June 2012, respectively, of deferred tax asset valuation allowance partially offset by increased taxes provided on improved year over year pretax earnings.  The Company’s effective tax rate was (11.4)% and (19.5)% for the three and six months ended June 30, 2012, respectively.  The effective tax rate for the corresponding periods in 2011 was 27.0% and 28.8%, respectively.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard.  Management evaluates the realizability of the deferred tax assets on a quarterly basis.  As a result of this analysis for the three and six months ended June 30, 2012, it was determined that $0.7 million and $1.5 million, respectively, of the partial valuation allowance on the Company’s deferred tax assets were now more likely than not that they would be realizable.  The partial reversal of allowance in 2012 reflected the impacts of numerous factors, such as continued quarterly earnings and improvements in credit quality that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets.   Please see Note 6. Income Taxes, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q for additional information concerning the Company’s deferred tax assets.

Financial Condition

At June 30, 2012, total assets were approximately $1,024 million.  This represents an increase of approximately $36.6 million or 3.7% over that reported at December 31, 2011.  The increase in total assets is primarily attributable to the investment of funds received from the inflow of deposits during 2012 in loans and securities, and the repurchase of three branch buildings and our administrative building in an effort to reduce our occupancy costs.

At June 30, 2012, total deposits were approximately $833.9 million or approximately $47.7 million higher than that reported at December 31, 2011.  The Company’s deposit gathering success is benefiting from both the very liquid nature of the market, as well as a series of branch-based deposit campaigns that began with the start of 2012 and are focused on relationship deepening and cross selling.

Loans

Summary of Market Conditions

Despite the recent signs of stabilization in the local economies in which the Company operates loan demand remained tepid for much of 2011 and into the first quarter of 2012.  However, with the addition of our new sales team that is focused on our region’s largest industry, agriculture, and expanded efforts by our mortgage lending team, the Bank was able to generate the first quarter of net loan growth since the fourth quarter of 2009.  We continue to see the early signs of borrower activity and we expect that this increased activity in our existing markets, coupled with our new sales team and our expansion into Ventura County with the opening of a new loan production office in August, followed by a second loan product office to open in Goleta in the fourth quarter 2012, will contribute to continued growth in our loan portfolio during 2012. Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the global, national, state and local economies may further impact local borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, management continues to closely monitor credit trends and leading indicators for additional signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

Heritage Oaks Bancorp | - 44 -

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

See also Note 3. Loans, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q, for a more detailed discussion concerning credit quality, including the Company’s related policy.

Summary of Loan Portfolio

At June 30, 2012, total gross loan balances were $663.7 million.  This represents an increase of approximately $17.4 million or 2.7% from the $646.3 million reported at December 31, 2011.  The growth in loans that occurred in the second quarter of 2012 represents the first reported net increase in gross loans since the fourth quarter of 2009.

Heritage Oaks Bancorp | - 45 -

The following table provides a summary of year to date variances in the loan portfolio as of June 30, 2012:

	June 30,	December 31,	Variance
(dollar amounts in thousands)	2012	2011	dollar	percentage
Real Estate Secured
Multi-family residential	$17,168	$15,915	$1,253	7.87%
Residential 1 to 4 family	33,859	20,839	13,020	62.48%
Home equity line of credit	31,290	31,047	243	0.78%
Commercial	366,100	357,499	8,601	2.41%
Farmland	10,559	8,155	2,404	29.48%

Total real estate secured	458,976	433,455	25,521	5.89%

Commercial
Commercial and industrial	130,916	141,065	(10,149)	-7.19%
Agriculture	19,022	15,740	3,282	20.85%
Other	72	89	(17)	-19.10%

Total commercial	150,010	156,894	(6,884)	-4.39%

Construction
Single family residential	9,810	13,039	(3,229)	-24.76%
Single family residential - Spec.	349	8	341	4262.50%
Multi-family	1,574	1,669	(95)	-5.69%
Commercial	12,261	8,015	4,246	52.98%

Total construction	23,994	22,731	1,263	5.56%

Land	25,002	26,454	(1,452)	-5.49%
Installment loans to individuals	5,477	6,479	(1,002)	-15.47%
All other loans (including overdrafts)	211	273	(62)	-22.71%

Total gross loans	663,670	646,286	17,384	2.69%

Deferred loan fees	972	1,111	(139)	-12.51%
Reserve for loan losses	18,149	19,314	(1,165)	-6.03%

Total net loans	$644,549	$625,861	$18,688	2.99%

Loans held for sale	$9,333	$21,947	$(12,614)	-57.47%

Heritage Oaks Bancorp | - 46 -

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio as of June 30, 2012:

	June 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$37,360	$151	$37,511	7.8%	30.5%	47	$5,000
Professional	50,993	102	51,095	10.7%	41.5%	81	9,710
Hospitality	98,543	154	98,697	20.6%	80.2%	43	10,692
Multi-family	17,168	-	17,168	3.6%	13.9%	22	3,128
Home equity lines of credit	31,290	18,322	49,612	10.4%	40.3%	332	1,340
Residential 1 to 4 family	33,859	303	34,162	7.1%	27.7%	85	2,760
Farmland	10,559	331	10,890	2.3%	8.8%	16	3,299
Healthcare / medical	27,412	-	27,412	5.7%	22.3%	33	7,500
Restaurants / hospitality	6,406	-	6,406	1.3%	5.2%	11	2,541
Other commercial	122,695	379	123,074	25.7%	100.0%	132	13,813
Other	22,691	163	22,854	4.8%	18.6%	19	2,100

Total real estate secured	$458,976	$19,905	$478,881	100.0%	389.0%	821	$13,813

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2012.

As of June 30, 2012, real estate secured balances represented approximately $459.0 million or 69.2% of total gross loans.  When compared to that reported at December 31, 2011, this represents an increase of approximately $25.5 million or 5.9%.  The primary factor behind the year to date increase can be attributed to increases across all real estate components, but most significantly in the residential 1 to 4 family component.  Residential 1 to 4 family increased $13.0 million in the first half of 2012 as new residential mortgage originations identified for portfolio growth, as opposed to sale, expanded this portfolio in the second quarter of 2012. The increase in the commercial component is primarily tied to new loan originations during 2012, which exceeded payments on existing loans by $11.0 million.  In addition, we had $2.4 million in year to date charge-offs in the commercial component.  Farmland increased by $2.4 million, which was driven by $2.6 million of new loans originated in the first half of 2012 as part of the Bank’s increased focus on agriculture related lending, partially offset by payment activity against existing loans. Multi-family residential loans showed a $1.3 million increase in its balance as of June 30, 2012 primarily linked to new lending activities in the first half of 2012 outpacing the level of loan repayments and no meaningful charge-offs or transfers to OREO as we continue to experience improved borrower performance in this loan component.

As of June 30, 2012, a total of $50.9 million of the real estate secured balance was risk graded as special mention or substandard, with the largest single component being the commercial segment which represented $41.1 million.  This compares to $51.0 million of the real estate secured balance and $46.3 million of commercial real estate being risk graded special mention or substandard as of December 31, 2011.  The improvements in both the real estate segment in total and the more specifically the commercial real estate segment is attributable to a combination improving credit quality, pay downs and pay offs of loans in these higher risk grades and the second quarter 2012 charge-offs of $2.4 million.  Partially, offsetting the improvements in the commercial component was the transfer of a construction loan that had been reported as special mention in prior periods and was transferred into farmland as special mention upon the completion of construction during the second quarter of 2012.

At June 30, 2012, real estate secured balances, including undisbursed commitments, represented 389% of the Bank’s total risk-based capital, compared to the 369% reported at December 31, 2011. The increase in this ratio can be attributed to the increases seen in all components of the real estate secured loan segment.

At June 30, 2012, approximately $165.8 million or 36.1% of the real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp | - 47 -

Commercial

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio as of June 30, 2012:

	June 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$5,212	$5,327	$10,539	5.3%	8.6%	33	$2,500
Oil gas and utilities	1,567	971	2,538	1.3%	2.1%	5	988
Construction	17,261	17,897	35,158	17.7%	28.6%	157	5,438
Manufacturing	11,890	7,359	19,249	9.6%	15.6%	87	1,675
Wholesale and retail	11,658	5,568	17,226	8.6%	14.0%	119	1,174
Transportation and warehousing	2,781	899	3,680	1.8%	3.0%	37	625
Media and information services	4,373	2,447	6,820	3.4%	5.5%	29	1,700
Financial services	7,422	2,251	9,673	4.8%	7.9%	48	1,580
Real estate / rental and leasing	16,035	7,214	23,249	11.6%	18.9%	97	1,800
Professional services	15,887	9,205	25,092	12.6%	20.4%	145	2,845
Healthcare / medical	11,673	6,950	18,623	9.3%	15.1%	112	11,464
Restaurants / hospitality	20,583	1,995	22,578	11.3%	18.3%	86	6,000
All other	4,574	869	5,443	2.7%	4.4%	78	1,200

Commercial and industrial	$130,916	$68,952	$199,868	100.0%	162.4%	1,033	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains oustanding as of June 30,2012.

At June 30, 2012, commercial and industrial (“C&I”) loans represented approximately $130.9 million or 19.7% of total gross loan balances.  This represents a decline of approximately $10.1 million or 7.2% from December 31, 2011.  The year to date decline can be largely attributed to the first quarter transfer of $3.9 million of the C&I loan balance to land segment related to the large credit issue addressed in the first quarter of 2012, which was modified in the second quarter of 2012 resulting in the entire modified loan relationship being classified as a land loan at June 30, 2012.  In addition, pay-downs and payoffs exceeded new advances and the funding of new loans during the first half of 2012 across several components of the C&I segment.  As a result of these factors, the ratio of total commercial and industrial loan balances, including undisbursed commitments to risk-based capital, declined from 173.2% at December 31, 2011 to 162.4% at June 30, 2012. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.

As of June 30, 2012, a total of $19.6 million of the C&I balance was risk graded as special mention or substandard.  This compares to $18.0 million of the C&I balance being risk graded special mention or substandard as of December 31, 2011.  The modest deterioration in the credit risk grade profile of C&I is attributable to newly downgraded loans outpacing upgrades and pay downs and pay offs of loans in these higher risk grades.

Agriculture

At June 30, 2012, agriculture balances totaled approximately $19.0 million or 2.9% of total gross loan balances, which represents an approximate $3.3 million increase when compared to that reported at December 31, 2011.  The increase in the balance was partially offset by a $0.5 million charge-off of a single loan as well as payment activity of $3.0 million.  At June 30, 2012 and December 31, 2011, agriculture balances represented 15.5% and 12.7%, respectively, of the Bank’s total risk-based capital.

As of June 30, 2012, a total of $4.1 million of the agriculture balance was risk graded as special mention or substandard.  This compares to $4.4 million of the agriculture balance being risk graded special mention or substandard as of December 31, 2011.  The modest improvement in the credit risk grade profile of agriculture is largely attributable to the charge-offs during the first half of 2012.

Heritage Oaks Bancorp | - 48 -

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio as of June 30, 2012:

	June 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$9,810	$4,140	$13,950	42.3%	11.3%	10	$5,250
Single family residential - Spec.	349	486	835	2.5%	0.7%	1	835
Multi-family	1,574	-	1,574	4.8%	1.3%	1	1,698
Commercial	12,261	4,340	16,601	50.4%	13.5%	5	5,460

Total construction	$23,994	$8,966	$32,960	100.0%	26.8%	17	$5,460

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2012.

At June 30, 2012, construction balances represented approximately $24.0 million or 3.6% of total gross loan balances, an increase of $1.3 million or 5.6% from that reported at December 31, 2011. This increase is being impacted by draws on existing construction loans outpacing payment activity and transfers out of construction and into other real estate loan types by $0.7 million.  The balance of the increase is tied to new loan originations, partially offset by $0.6 million of charge-offs. The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 32.2% at December 31, 2011 to 26.8% at June 30, 2012. The decline in this ratio can be attributed to the level of risk based capital increasing at a disproportionally higher rate than the increase seen in the construction loan segment.

As of June 30, 2012, a total of $1.9 million of the construction balance was risk graded as special mention or substandard, all of which was related to commercial real estate construction.  This compares to $6.9 million of the construction balance at December 31, 2011 and $4.3 million of commercial real estate construction being risk graded special mention or substandard as of December 31, 2011. The improvements in both the construction segment in total and the more specifically the commercial real estate segment is attributable to a combination of improving credit quality, pay downs and pay offs of loans in these higher risk grades.

Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio as of June 30, 2012:

	June 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$3,870	$-	$3,870	15.5%	3.1%	28	$826
Single family residential - Spec.	293	$-	293	1.2%	0.2%	3	239
Tract	12,836	$-	12,836	51.3%	10.5%	8	10,673
Commercial	7,377	-	7,377	29.5%	6.0%	18	1,500
Hospitality	626	$-	626	2.5%	0.5%	1	644

Total land	$25,002	$-	$25,002	100.0%	20.3%	58	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2012.

At June 30, 2012, land balances represented approximately $25.0 million or 3.8% of total gross loan balances, a decline of $1.5 million or 5.5% from the corresponding balance reported at December 31, 2011.  The decline in land loans is largely due to the charge offs during the first half of the year. The balance of the decline is tied to payment activity exceeding new land loans closed during the first half of 2012 and the transfer of $3.9 million from C&I related to the results of the loan modification related to the large credit relationship addressed in the first quarter of 2012.  As a result of these factors, the ratio of total land loan balances, including undisbursed commitments, to risk-based capital declined from 21.4% at December 31, 2011 to 20.3% at June 30, 2012.

 Heritage Oaks Bancorp | - 49 -

As of June 30, 2012, a total of $14.1 million of the land balance was risk graded as special mention or substandard.  This compares to $12.5 million of the land balance being risk graded special mention or substandard as of December 31, 2011.  The deterioration in the land segment is largely attributable to the transfer discussed above partially offset by the charge-off relate to terms of the modification of that credit relationship, negotiated in the second quarter of 2012.  As of June 30, 2012, approximately half of the balance is attributable to this single credit relationship, which is now performing in accordance with the terms of its restructured note.

Installment

At June 30, 2012, installment loan balances were approximately $5.5 million compared to the $6.5 million reported at December 31, 2011.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is minimal interest rate risk associated with these loans as the commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 60 days.  At June 30, 2012, mortgage correspondent loans (loans held for sale) totaled approximately $9.3 million, $8.3 million less than that reported at December 31, 2011.  The decline in the balance primarily reflects the timing of mortgage closures during the second quarter of 2012 as compared to the fourth quarter of 2011, as 2011 closures accelerated near year end which resulted in a larger balance of loans held for sale as of December 31, 2011.

In addition to the mortgage correspondent loans, the Company also had $4.3 million of loans, primarily commercial real estate loans that were under contract for sale as of December 31, 2011, which subsequently closed in mid-January 2012.  There were no similar loan sale transactions pending at the end of the second quarter of 2012.

Foreign Loans

At June 30, 2012, the Company had no foreign loans outstanding.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level considered by management to be adequate to provide for probable losses incurred as of the balance sheet date. The allowance is comprised of two components: specific credit allocation and general portfolio allocation which includes a quantitatively determined adjustment. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q for a detailed discussion concerning the Company’s methodology for determining an adequate allowance. Please also see Note 1. Summary of Significant Accounting Policies of the consolidated financial statements, filed as part of the Annual Report on Form 10-K for the year ended December 31, 2011, for additional discussion concerning the allowance for loan losses, loan charge-offs, and credit risk management.

 Heritage Oaks Bancorp | - 50 -

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category as of June 30, 2012, June 30, 2011 and December 31, 2011.

	June 30,				December 31,
	2012		2011		2011
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$109	0.6%	$87	0.5%	$87	0.5%
Residential 1 to 4 family	236	0.7%	521	2.7%	397	1.9%
Home equity line of credit	399	1.3%	239	0.8%	421	1.4%
Commercial	5,717	1.6%	8,897	2.4%	8,511	2.4%
Farmland	436	4.1%	304	2.7%	229	2.8%
Commercial
Commercial and industrial	4,736	3.6%	7,701	5.5%	6,200	4.4%
Agriculture	1,525	8.0%	369	2.3%	349	2.2%
Construction
Single family residential	73	0.7%	109	1.0%	139	1.1%
Single family residential - Spec.	18	5.2%	87	17.4%	-	0.0%
Multi-family	18	1.1%	152	8.9%	148	8.9%
Commercial	272	2.2%	152	1.4%	201	2.5%
Land	4,483	17.9%	2,886	9.7%	2,416	9.1%
Installment loans to individuals	91	1.7%	174	2.6%	175	2.7%
All other loans (including overdrafts)	36	17.1%	22	10.3%	41	15.0%

Total allowance for loan losses	$18,149	2.7%	$21,700	3.3%	$19,314	3.0%

The allowance for loan losses decreased in the first half of 2012 as compared to the corresponding period in 2011 by $3.6 million due in part to management’s efforts in 2011 to reduce classified loans, including non-performing loans, through loan sales and the workout of credit matters with borrowers.  The decline in the allowance also reflects reductions in the level of special mention risk graded loans over the last year, due to improvement in the credit quality of several large borrowers and the workout of credit issues on other loans.  Over the last year, the Company has also experienced some stabilization in both general economic conditions and real estate valuations, and a reduced level of new transfers of loans to non-performing status, which when combined with the sale of non-performing loans in 2011 has resulted in a decline in the required overall allowance for loan losses.  However, in the first half of 2012 the Company experienced deterioration with regard to several credit relationships, which partially offset the improvements seen in classified assets and non-performing loans as of December 31, 2011.  The increased allowance requirements related to these credit relationships were partially offset by improved loss history on the loan portfolio as a whole, which has continued to show signs of a strengthening local economy. The allowance for loan losses as of June 30, 2012 decreased $1.2 million from December 31, 2011, largely due to a decline in the general reserve requirements driven by reductions in charge-offs incurred over the look-back period utilized in the historical loss portion of our model and reductions in the qualitative factor related to local economic conditions that were previously described (see Local Economy). The improvements were partially offset by increased specific allowance requirements due largely to the updated specific reserve calculations and related charge-offs in the first and second quarters of 2012.

The allowance for loan losses allocated to the commercial real estate segment of the portfolio declined by $2.8 million from $8.5 million at December 31, 2011 to $5.7 million at June 30, 2012.  This decline was driven primarily by an improvement in the loss history and improvements in the qualitative factors, which were a result of improvements in both the national and local economic indicators, both of which form the basis for our general reserve for the commercial real estate segment.  The decline was also impacted by the charge-down associated with updated specific reserve calculations during the second quarter. The C&I segment’s allowance for loan loss allocation decreased by $1.5 million from $6.2 million at December 31, 2011 to $4.7 million at June 30, 2012.  This decrease was driven primarily by the reclassification of the C&I component of the single large credit relationship issue, which arose in the first quarter of 2012, to land based on the terms of a modification agreement put in place in the second quarter of 2012, which effectively re-characterized the entire relationship to a land based loan.  The reclassification of this credit, and the related allowance for loan losses to land, net of the charge-off related to the modification of this credit, combined with the allowance established in the first quarter of 2012 for the original land component, contributed to substantially all of the $2.1 million increase in the land component of the allowance for loan losses as compared to December 31, 2011.

Heritage Oaks Bancorp | - 51 -

Although we have experienced some stabilization in general economic conditions and real estate values over the last year, should the local market experience further deterioration in economic conditions or credit quality of the segments mentioned above it may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At June 30, 2012, the balance of classified loans was approximately $60.9 million.  This compares to the $53.9 million in classified loan balances reported at December 31, 2011.  Although the balance of classified loans has increased compared to that reported at December 31, 2011, the increase is largely due to the single large credit relationship that arose in the first quarter of 2012.  Absent the impacts of this one relationship, classified loans would have declined as compared to both December 31, and June 30, 2011.

Loans charged-off during the three and six months ended June 30, 2012 totaled approximately $4.9 million and $8.0 million, respectively.  This compares to charge-offs of approximately $5.4 million and $8.9 million, respectively, reported for the corresponding periods last year.  The decrease in charge-offs during the three and six months of 2012 is largely due to 2011 charge-offs being elevated due to the sale of non-performing loans.  These sales accounted for $2.2 million and $4.5 million of the charge-offs in the three and six months ended June 30, 2011, resulting in charge-offs from normal loan portfolio processing of $3.1 million and $4.4 million, respectively.  Loan charge-offs for the three and six months ended June 30, 2012 were driven by the partial charge-offs based on updated specific reserve calculations.

Annualized net charge-offs to average loans for the three and six months ended June 30, 2012 were 2.86% and 2.31%, respectively.  This compares to the 1.75% and 2.23% reported for the corresponding periods in 2011.  At June 30, 2012, the allowance for loan losses represented 2.73% of total gross loans compared to the 2.99% reported at December 31, 2011.

As of June 30, 2012, management believes that the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

Non-Performing Assets

Non-performing assets comprise loans placed on non-accrual and foreclosed assets (OREO and other assets owned). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See also Note 3. Loans of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q, for additional discussion concerning non-performing loans, as well as a discussion concerning credit quality.

The following table provides a summary of non-accruing loans and foreclosed assets as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(dollar amounts in thousands)	2012	2011
Non-Accruing Loans:
Commercial real estate	$4,884	$4,551
Residential 1-4 family	511	622
Home equity lines of credit	384	359
Commercial and industrial	2,401	1,625
Agriculture	2,332	2,327
Construction	1,932	937
Land	8,352	1,886
Installments	82	61

Total non-accruing loans	$20,878	$12,368

Other real estate owned	$1,075	$917
Other repossessed assets	-	42

Total non-performing assets	$21,953	$13,327

Ratio of allowance for loan losses to total gross loans	2.73%	2.99%
Ratio of allowance for loan losses to total non-performing loans	86.93%	156.16%
Ratio of non-performing loans to total gross loans	3.15%	1.91%
Ratio of non-performing assets to total assets	2.14%	1.35%

Heritage Oaks Bancorp | - 52 -

At June 30, 2012, the balance of non-accruing loans was approximately $20.9 million or $8.5 million higher than that reported at December 31, 2011.  As previously noted, the vast majority of the increase in non-accruing loans is due to two large credit relationships, one of which deteriorated during the first quarter of 2012 and the second that moved to non-accrual in the second quarter of 2012. Offsetting the increase in non-accruing loans in the first half of 2012 related to these two credit relationships and $5.4 million of other loans transferred to nonaccrual status during the first half of 2012, the Company saw approximately $3.6 million in balances return to accruing status following the Company’s efforts to work with certain borrowers to bring resolution to problem credits.  The Company also received approximately $2.3 million in principal payments on non-accruing loans, charged-off $7.9 million, a majority of which was related to the two large credit relationship addressed during the first six months of 2012 and transferred $0.5 million to OREO.

Substantially all of the increase in non-performing assets can be attributed to the changes in the non-performing loans discussed above, and to a lesser degree a $0.2 million increase in OREO related to a foreclosure that occurred in the second quarter of 2012, but was not sold prior to the end of the quarter.

The following tables reconcile the change in total non-accruing balances for the three and six months ended June 30, 2012:

	Balance	Additions to			Transfers to	Returns to			Balance
	March 31,	Non-Accruing	Net		Foreclosed	Preforming	Net	Transferred	June 30,
(dollar amounts in thousands)	2012	Balances	Paydowns	Advances	Collateral	Status	Charge-offs	to Held for Sale	2012
Real Estate Secured
Residential 1 to 4 family	$517	$-	$(6)	$-	$-	$-	$-	$-	$511
Home equity line of credit	387	-	(3)	-	-	-	-	-	384
Commercial	877	6,592	(231)	-	-	-	(2,354)	-	4,884
Commercial
Commercial and industrial	2,582	915	(306)	-	(172)	-	(618)	-	2,401
Agriculture	2,306	34	(8)	-	-	-	-	-	2,332
Construction
Commercial	-	2,508	-	-	-	-	(576)	-	1,932
Land	9,924	-	(41)	-	(162)	-	(1,369)	-	8,352
Installment loans to individuals	60	32	(1)	-	-	-	(9)	-	82

Totals	$16,653	$10,081	$(596)	$-	$(334)	$-	$(4,926)	$-	$20,878

	Balance	Additions to			Transfers to	Returns to			Balance
	December 31,	Non-Accruing	Net		Foreclosed	Preforming	Net	Transferred	June 30,
(dollar amounts in thousands)	2011	Balances	Paydowns	Advances	Collateral	Status	Charge-offs	to Held for Sale	2012
Real Estate Secured
Residential 1 to 4 family	$527	$-	$(16)	$-	$-	$-	$-	$-	$511
Home equity line of credit	359	65	(40)	-	-	-	-	-	384
Commercial	4,551	6,592	(349)	-	-	(3,556)	(2,354)	-	4,884
Commercial
Commercial and industrial	1,625	3,937	(507)	-	(344)	-	(2,310)	-	2,401
Agriculture	2,327	484	(29)	-	-	-	(450)	-	2,332
Construction
Single family residential	937	-	(937)	-	-	-	-	-	-
Commercial	-	2,508	-	-	-	-	(576)	-	1,932
Land	1,981	9,154	(467)	-	(162)	-	(2,154)	-	8,352
Installment loans to individuals	61	43	(2)	-	-	-	(20)	-	82

Totals	$12,368	$22,783	$(2,347)	$-	$(506)	$(3,556)	$(7,864)	$-	$20,878

Other Real Estate Owned (“OREO”)

At June 30, 2012, OREO balances totaled approximately $1.1 million, an increase of $0.2 million from that reported at December 31, 2011.  As was previously noted, one of the three properties transferred into OREO during the first half of 2012 was unsold as of June 30, 2012 accounting for the entire increase.  The remaining properties making up the OREO balance are being actively marketed for sale.

See also Note 5. Other Real Estate Owned, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q, for additional discussion concerning OREO.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $32.6 million and $34.9 million at June 30, 2012 and December 31, 2011, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans pending to be funded, and actual cash on hand in the branches.

Heritage Oaks Bancorp | - 53 -

The year to date decrease is attributable to the December 2011 balance being higher than normal due to funds received late in the fourth quarter from investment security sales that were pending reinvestment, whereas the June balance does not include similar levels of cash pending investment in securities.

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

Investment Securities

The Company manages its securities portfolio to provide a source of both liquidity and earnings.  The Company has invested in a mix of securities including obligations of U.S government agencies, mortgage backed securities, state and municipal securities and corporate debt securities. The Company has an Asset/Liability Committee that develops investment policies based upon the Company’s operating needs and market circumstance.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Company’s Board of Directors on a regular basis.

Investment securities as of June 30, 2012 and December 31, 2011 were comprised of:

	As of June 30, 2012		As of December 31, 2011
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$3,955	$4,124	$4,209	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	123,640	124,616	116,732	117,325
Non-agency	37,890	38,204	34,667	34,532
State and municipal securities	56,189	59,235	49,661	51,923
Corporate debt securities	28,415	27,907	28,909	26,856
Other	6,556	6,700	2,059	2,020

Total	$256,645	$260,786	$236,237	$236,982

The following table includes an analysis of the expected maturities of the investment portfolio and the related yields by maturity period:

(dollar amounts in thousands)	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$-	$-	$86	$4,038	$4,124
Mortgage backed securities
U.S. government sponsored entities and agencies	16,875	75,867	17,158	14,716	124,616
Non-agency	2,275	10,567	7,551	17,811	38,204
State and municipal securities	1,428	7,809	43,414	6,584	59,235
Corporate debt securities	-	18,620	7,195	2,092	27,907
Other	1,501	2,050	-	3,149	6,700
Total available for sale securities	$22,079	$114,913	$75,404	$48,390	$260,786

Amortized cost	$22,083	$114,217	$72,830	$47,515	$256,645

Weighted average yield	1.38%	2.17%	3.50%	4.11%	2.85%

At June 30, 2012, the fair value of the investment portfolio was approximately $260.8 million or $23.8 million higher than that reported at December 31, 2011.  The change in the balance of the portfolio can be attributed in large part to an increased level of net investments in securities in the first half of 2012, both from excess cash balances held at December 31, 2011, as previously noted, and net inflows of deposits during the quarter, which were invested in securities.

Heritage Oaks Bancorp | - 54 -

The Company made securities purchases during the first half of 2012 in the aggregate amount of $98.5 million, which were partially offset by proceeds from the sale, pay down, call and maturity of investments totaling approximately $77.8 million.  During the six months ended June 30, 2012, the Company recorded a net pre-tax gain of approximately $1.4 million on the sale of various investment securities.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At June 30, 2012, the securities portfolio had unrealized gains, net of taxes, of approximately $2.4 million, an increase of approximately $2.0 million from that reported at December 31, 2011.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to extreme market turbulence and volatility in capital markets’ interest rates, stemming in part from continued weakened economic conditions and uncertain market conditions.

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

As more fully discussed in Note 2. Investment Securities, of the condensed consolidated financial statements, filed with  this Quarterly Report on Form 10-Q, at June 30, 2012, we owned five Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $3.8 million.  At June 30, 2012, one bond with an aggregate fair value of approximately $0.3 million remained below investment grade.  This bond is in a senior tranche of its respective bond structure, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.  The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio, including but not limited to updates on: credit enhancements; loan-to-values; credit scores; delinquency rates; and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of June 30, 2012, management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At June 30, 2012, approximately $124.6 million or 76.5% of the Company’s mortgage related securities were issued by a government agency and government sponsored entities, such as those listed above.

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

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At June 30, 2012, the Company held approximately $4.6 million in FHLB stock as compared to $4.7 million at December 31, 2011.  The decline was due to share repurchases by the FHLB during 2012.

Heritage Oaks Bancorp | - 55 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,	Variance
(dollar amounts in thousands)	2012	2011	dollar	percentage
Demand, non-interest bearing	$249,740	$217,245	$32,495	14.96%
Interest bearing demand	71,779	64,298	7,481	11.63%
Savings	36,529	33,740	2,789	8.27%
Money market	290,641	278,214	12,427	4.47%
Time deposits	185,224	192,711	(7,487)	-3.89%

Total deposits	$833,913	$786,208	$47,705	6.07%

As indicated in the table above total deposit balances at June 30, 2012 were approximately $833.9 million.  This represents an increase of approximately $47.7 million when compared to that reported at December 31, 2011.  As previously noted, the Company’s deposit gathering success is benefiting from both the very liquid nature of the market, as well as a series of branch-based deposit campaigns that began with the start of 2012 and are focused on relationship deepening and cross selling.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding for each of the last two years.  During the first six months of 2012, the Company saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $46.4 million from that reported at December 31, 2011.  Management’s continued focus on lower cost core deposit gathering in 2011 and into the first half of 2012 helped to reduce overall cost of funds by 18 basis points to 0.47% in the first half of 2012 from 0.65% reported in first half of 2011.

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

Heritage Oaks Bancorp |  - 56 -

At June 30, 2012, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Company had outstanding as of June 30, 2012:

(dollar amounts in thousands)
Amount	Interest		Maturity
Borrowed	Rate	Advance Type	Date
$3,500	0.85%	Fixed	12/10/2012
3,500	Total Short-Term
3,000	1.28%	Fixed	12/10/2013
2,500	1.37%	Fixed	1/13/2014
2,500	1.37%	Fixed	2/3/2014
2,500	1.50%	Fixed	2/24/2014
1,500	1.19%	Fixed	5/12/2014
2,500	1.92%	Fixed	1/13/2015
2,500	1.90%	Fixed	2/2/2015
2,500	2.02%	Fixed	2/24/2015
2,500	1.68%	Fixed	5/11/2015
2,500	1.19%	Fixed	5/2/2017
2,500	1.80%	Fixed	5/2/2019
2,500	1.71%	Fixed	5/10/2019
3,500	2.52%	Fixed	1/18/2022
3,500	2.40%	Fixed	1/31/2022
36,500	Total Long-Term

$40,000	1.67%

The balance of FHLB borrowing as of June 30, 2012 reflects an $11.5 million decrease from the $51.5 million reported at December 31, 2011. The decline in borrowings as compared to December 31, 2011 was largely due to the pay down of borrowings with funds made available from increasing deposit levels.  As previously noted there has been a shift in the composition of the borrowings from short-term variable borrowings to longer-term fixed rate borrowings in an effort to lock in the historically low fixed rates currently being offered by the FHLB.

Commitments

On September 17, 2004, the Company issued a letter of credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The letter of credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Company and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Company’s balance sheet.  The letter of credit was renewed in September 2011 and will expire in September 2012.  The letter of credit was undrawn as of June 30, 2012.

Capital

At June 30, 2012, the balance of stockholders’ equity was approximately $134.7 million.  This represents an increase of approximately $5.1 million over that reported at December 31, 2011.  The year to date change is attributed to increases in equity due to net income for the first half of 2012 of $3.5 million, an increase in the balance of accumulated other comprehensive income in the amount of $2.0 million, and the impact of year to date share-based compensation expense and proceeds of option exercises totaling $0.2 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $0.6 million.

Dividends

The Company, pursuant to a Written Agreement between it and FRB of San Francisco was required to defer dividend payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the first quarter of 2012.    During the second quarter of 2012, the Company’s request to the FRB of San Francisco to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures was approved and the Company brought both the dividends on its Series A Preferred Stock and the interest on its junior subordinated debentures current. For more information concerning the Written Agreement, please refer to Note 11. Regulatory Order and Written Agreement, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q.

Heritage Oaks Bancorp |  - 57 -

Regulatory Capital

Capital ratios for commercial banks in the United States are generally calculated using three different formulas.  These calculations are referred to as the “Leverage Ratio” and two “risk-based” calculations known as: “Tier One Risk Based Capital Ratio” and “Total Risk Based Capital Ratio.”  These standards were developed through joint efforts of banking authorities from different countries around the world.  The standards are based on the premise and take into account that different types of assets have different levels of risk associated with them and the off-balance sheet exposures of banks when assessing capital adequacy.

The Company and the Bank seek to maintain strong levels of capital above the “well-capitalized” thresholds as determined by regulatory agencies by an amount commensurate with our risk profile.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and the Bank rely primarily on earnings from its operations to generate capital, the absence of earnings in 2009 and 2010 required the Company to obtain additional capital through the issuance of preferred and common equity in 2010.

At June 30, 2012, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities were issued to Heritage Oaks Capital Trust II.  At June 30, 2012, the Company included $8.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 12. Junior Subordinated Debentures, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q.

The minimum regulatory capital ratios are as set forth in the table below. However, on February 26, 2010, the Bank stipulated to the issuance of an Order that was issued March 4, 2010, by the FDIC and DFI, which required higher levels of Tier I Leverage and Total Risk Based ratios.  Under the Order the Bank was required to maintain a Tier I Leverage ratio of 10.0% and a Total Risk-Based Capital ratio of 11.5%.  As a result of the termination of the Order in April 2012 and the Board of Directors’ execution of a Memorandum of Understanding with the FDIC and DFI, the Bank will no longer be subject to the Total Risk-Based Capital requirement of 11.5% but has agreed to continue to adhere to the 10.0% Tier 1 Leverage Ratio. Subsequent to the termination of the Order, the Bank will be considered well capitalized as long as it maintains this minimum Leverage Ratio. See also Note 11. Regulatory Order and Written Agreement, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q for additional information related to the Order and Written Agreement as they pertain to these requirements.

The following table provides a summary of Company and Bank regulatory capital ratios at June 30, 2012 and 2011:

	Regulatory Standard		June 30, 2012		June 30, 2011
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	11.88%	11.46%	11.44%	11.15%
Tier I capital to risk weighted assets	4.00%	6.00%	14.50%	13.94%	13.93%	13.53%
Total risk based capital to risk weighted assets	8.00%	10.00%	15.76%	15.21%	15.20%	14.80%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At June 30, 2012, this credit line totaled $15.0 million and is an unsecured line of credit.  Additionally, the Bank also has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of June 30, 2012, the borrowing availability related to this facility was $7.3 million. At June 30, 2012, the Bank had no borrowings against these lines.  As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $171.6 million at June 30, 2012.

Heritage Oaks Bancorp |  - 58 -

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities, obligations of state and political subdivisions (municipal bonds) and corporate debt securities that provide a steady stream of cash flows.  As of June 30, 2012, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 34.6% at June 30, 2012 compared to 35.1% at December 31, 2011.

The ratio of gross loans to deposits, another key liquidity ratio, declined to 79.5% at June 30, 2012 compared to 82.2% at December 31, 2011.

Inflation

The assets and liabilities of a financial institution are primarily monetary in nature.  As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices.  Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay their obligations and upward pressure on operating expenses.  Although inflationary pressures are not considered to be of any particular hindrance in the current economic environment, they may have an impact on the Company’s future earnings in the event those pressures become more prevalent.

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 11. Commitments and Contingencies, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the ordinary course of business, the Company is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 11. Commitments and Contingencies, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In connection with the $8.2 million in Junior Subordinated Debt Securities issued to Heritage Oaks Capital Trust II the Company issued the full and unconditional payment guarantee of certain accrued distributions by Heritage Oaks Capital Trust II.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates, primarily the short-term prime rate, will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the bank subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the bank subsidiary level other than with respect to $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the bank subsidiary level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable.

Heritage Oaks Bancorp |  - 59 -

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity.  Based on the results of the software’s output, management believes the Company’s balance sheet is slightly “liability sensitive” as of June 30, 2012.  This means that until such time as a substantial portion of the Company’s variable rate loan portfolio returns to rates above their floor levels, the Company would expect (all other things being equal) to experience a contraction in its net interest income if rates rise and conversely to experience expansion in net interest income if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled monthly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying interest rate risk exposure. Management believes the results for the Company’s June 30, 2012 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and decrease is acceptable and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of June 30, 2012, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollar amounts in thousands)	-200bp	-100bp	Base	+100bp	+200bp
Net interest income	$40,304	$42,147	$42,103	$41,544	$41,534
$ Change from base	$(1,799)	$44	$-	$(549)	$(569)
% Change from base	-4.27%	0.10%	0.00%	-1.30%	-1.35%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material. The forecasts are based on estimates and assumptions made by management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the foregoing. Actual occurrences and results that vary significantly from the assumptions and estimates may have a significant impact on the Company’s net interest income; and therefore, the results of this analysis should not be relied upon as indicative of likely actual future results.

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans at June 30, 2012:

(dollar amounts in thousands)
		Percent of
Rate Type	Balance	Total
Variable - daily	$170,694	25.7%
Variable other than daily	322,849	48.7%
Fixed rate	170,127	25.6%

Total gross loans	$663,670	100.0%

Heritage Oaks Bancorp |  - 60 -

The table above identifies approximately 25.7% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2012, approximately $493.5 million or 74.4% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio at June 30, 2012:

(dollars in thousands)
		Percent of
Re-Pricing	Balance	Total
< 1 Year	$363,613	54.8%
1-3 Years	148,851	22.4%
3-5 Years	99,864	15.1%
> 5 Years	51,342	7.7%

Total gross loans	$663,670	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate as of June 30, 2012:

	Move in Prime Rate (bps)
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$10,052	$24,690	$58,166	$99,661
Variable other than daily	20,138	69,835	136,610	207,432

Cumulative total variable at floor	$30,190	$94,525	$194,776	$307,093

Given the significant decline in prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current prime rate.  As indicated in the table above, the Company will need to see rates increase by 300 to 350 basis points before the majority of variable rate loans in the portfolio start to come off their floors thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  During the last several years, the Company moved to protect net interest margin by implementing floors on new loan originations.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  However in a rising rate environment, management believes that these loan floors will result in compression of net interest margin and potentially a decline in net interest income.  As indicated in the table above, the majority of our variable rate loans will not rise above their floors until the prime rate increases 350 basis points. Until such time as rates increase above the floors, increases in interest rates may have a greater impact on our overall cost of funds, which could result in a reduction in net interest income and net interest margin, as previously reflected in the rate shock table in this Item 3.

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

Heritage Oaks Bancorp | - 61 -

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220; 3rd amended complaint filed 8/3/2010.  Plaintiffs have sued a title company, a title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer who also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The complaint alleges that Hurst ran a hard money lending operation that was a Ponzi-type scheme and that the developer, who received most of the loan funds, was complicit in the scheme and made fraudulent misrepresentations to the plaintiffs, who were individual investors at Hurst Financial. The bank also loaned money to the developer, secured by the same real estate project upon which Hurst Financial based loans to the developer. The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank was not aware of the existence of the alleged loans from Hurst Financial to the developer. The Bank has foreclosed upon, and ultimately sold, one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case, which is now in the discovery phase.  The Bank has successfully challenged the legal sufficiency of the cause of action for negligence, which was dismissed by the court in 2011. The Bank believes the remaining action against it is without merit.  As such, the Bank does not expect the litigation to have a material impact on the Bank.

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. and related entities are seeking in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter.

Joao-Bock Transaction Systems, LLC v. Bank of Stockton, et al. USDC, Central District, Los Angeles case no. CV11 03526 DSF. Plaintiff sued the Bank and 15 other California banks claiming patent infringement relating to plaintiff’s claimed patent of certain on-line banking systems.  The plaintiff has a history of filing infringement claims against banks relating to on-line banking software and systems. The Bank outsources its on-line banking systems from third party vendors, and has tendered the matter to those providers, as well as to its insurance carriers, for a defense.  During the second quarter of 2012, the Bank resolved this matter and it had no material effect on the financial statements.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings incidental to the business of the Bank.

Heritage Oaks Bancorp | - 62 -

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities

(a)         None.

(b)         None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Heritage Oaks Bancorp | - 63 -

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

* Filed herewith.

**Furnished herewith.

Heritage Oaks Bancorp | - 64 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: August 3, 2012

/s/ Simone Lagomarsino	/s/ Thomas J. Tolda
Simone Lagomarsino	Thomas J. Tolda,
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Heritage Oaks Bancorp | - 65 -