Form 10-Q
period 2012-09-30
HERITAGE OAKS BANCORP
filed 2012-11-05
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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

YES [    ]    NO [ X ]

As of October 26, 2012 there were 25,288,430 shares outstanding of the registrant’s common stock.

Heritage Oaks Bancorp | - 1 -

Heritage Oaks Bancorp

FORM 10-Q for the Quarter Ended September 30, 2012

INDEX

			Page

Part I.		Financial Information

	Item 1.	Financial Statements (unaudited).

		Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	3

		Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	4

		Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	37

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	66

	Item 4.	Controls and Procedures.	68

Part II.		Other Information

	Item 1.	Legal Proceedings.	68

	Item 1A.	Risk Factors.	69

	Item 2.	Unregistered Sales of Securities and Use of Proceeds.	69

	Item 3.	Defaults upon Senior Securities.	69

	Item 4.	Mine Safety Disclosures.	69

	Item 5.	Other Information.	69

	Item 6.	Exhibits.	70

		Signatures	71

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(dollar amounts in thousands except per share data)	2012	2011
	(unaudited)
Assets
Cash and due from banks	$22,917	$18,858
Interest bearing due from banks	21,259	16,034
Total cash and cash equivalents	44,176	34,892

Securities available for sale, at fair value	261,451	236,982
Federal Home Loan Bank stock, at cost	4,575	4,685
Loans held for sale	12,590	21,947
Gross loans	678,348	646,286
Net deferred loan fees	(977)	(1,111)
Allowance for loan losses	(17,987)	(19,314)
Net loans	659,384	625,861
Property, premises and equipment	15,238	5,528
Deferred tax assets, net	22,897	18,226
Bank owned life insurance	15,223	14,835
Goodwill	11,049	11,049
Core deposit intangible	1,424	1,682
Other real estate owned	615	917
Other assets	10,057	10,534

Total assets	$1,058,679	$987,138

Liabilities
Deposits
Demand, non-interest bearing	$267,199	$217,245
Savings, NOW and money market deposits	410,147	376,252
Time deposits under $100	88,738	102,628
Time deposits of $100 or more	88,948	90,083
Total deposits	855,032	786,208
Short term FHLB borrowing	9,500	29,500
Long term FHLB borrowing	36,500	22,000
Junior subordinated debentures	8,248	8,248
Other liabilities	7,114	11,628

Total liabilities	916,394	857,584

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of September 30, 2012 and December 31, 2011.	20,441	20,160
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of September 30, 2012 and December 31, 2011	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,288,430 shares and 25,145,717 shares as of September 30, 2012 and December 31, 2011, respectively	101,296	101,140
Additional paid in capital	7,240	7,006
Retained earnings/(accumulated deficit)	6,004	(2,794)
Accumulated other comprehensive income, net of tax expense of $ 2,589 and $307 as of September 30, 2012 and December 31, 2011, respectively	3,700	438

Total stockholders’ equity	142,285	129,554

Total liabilities and stockholders’ equity	$1,058,679	$987,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollar amounts in thousands except per share data)	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$9,716	$10,174	$29,289	$31,132
Interest on investment securities	1,783	1,880	5,311	5,016
Other interest income	20	18	72	67
Total interest income	11,519	12,072	34,672	36,215
Interest Expense
Interest on savings, NOW and money market deposits	288	361	874	1,171
Interest on time deposits under $100	205	350	707	1,138
Interest on time deposits in denominations of $100 or more	226	363	734	1,212
Other borrowings	215	143	617	396
Total interest expense	934	1,217	2,932	3,917
Net interest income before provision for loan losses	10,585	10,855	31,740	32,298
Provision for loan losses	1,286	1,086	7,681	5,370
Net interest income after provision for loan losses	9,299	9,769	24,059	26,928
Non-Interest Income
Fees and service charges	611	659	1,948	1,820
Mortgage gain on sale and origination fees	1,181	734	3,071	1,750
Debit/credit card fee income	460	430	1,322	1,211
Earnings on bank owned life insurance	148	147	452	444
Gain on sale of investment securities	329	595	1,696	1,187
Gain / (loss) on sale of other real estate owned	102	(266)	112	(587)
Other income	153	258	399	691
Total non-interest income	2,984	2,557	9,000	6,516
Non-Interest Expense
Salaries and employee benefits	4,532	4,434	13,522	13,371
Equipment	395	399	1,223	1,327
Occupancy	728	888	2,542	2,768
Promotional	171	156	432	491
Data processing	551	801	1,911	2,253
OREO related costs	54	162	217	556
Write-downs of foreclosed assets	53	89	86	968
Regulatory assessment costs	371	503	1,238	1,834
Audit and tax advisory costs	146	188	473	514
Directors fees	126	102	358	338
Outside services	730	296	1,572	1,035
Provision for potential mortgage repurchases	125	329	982	329
Amortization of intangible assets	86	96	258	356
Other general operating costs	727	607	1,843	1,957
Total non-interest expense	8,795	9,050	26,657	28,097
Income before (benefit from) / provision for income taxes	3,488	3,276	6,402	5,347
(Benefit from) / provision for income taxes	(2,940)	1,157	(3,508)	1,753
Net income	6,428	2,119	9,910	3,594
Dividends and accretion on preferred stock	357	373	1,113	1,108
Net income available to common shareholders	$6,071	$1,746	$8,797	$2,486

Earnings Per Common Share
Basic	$0.24	$0.07	$0.35	$0.10
Diluted	$0.23	$0.07	$0.33	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$6,428	$2,119	$9,910	$3,594
Other comprehensive income:
Unrealized security holding gains	2,477	137	7,240	4,519
Reclassification for net gains on investments included in earnings	(329)	(595)	(1,696)	(1,187)
Other comprehensive income / (loss), before tax	2,148	(458)	5,544	3,332
Income tax expense / (benefit) related to items of other comprehensive income	883	(189)	2,281	1,369
Other comprehensive income / (loss)	1,265	(269)	3,263	1,963
Comprehensive income	$7,693	$1,850	$13,173	$5,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the nine months
	ended September 30,
(dollar amounts in thousands)	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$9,910	$3,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,007	959
Provision for loan losses	7,681	5,370
Amortization of premiums / discounts on investment securities, net	2,488	2,352
Amortization of intangible assets	258	356
Share-based compensation expense	234	213
Gain on sale of available for sale securities	(1,696)	(1,187)
Loss on sale of property, premises and equipment	25	4
Originations of loans held for sale	(132,905)	(96,360)
Proceeds from sale of loans held for sale	142,262	109,766
Net increase in bank owned life insurance	(388)	(186)
(Increase) / decrease in deferred tax asset	(1,349)	551
Deferred tax assets valuation allowance adjustment	(5,605)	-
(Gain) / loss on sale of foreclosed collateral	(112)	587
Write-downs on other real estate owned	86	968
Decrease / (increase) in other assets	479	(1,482)
(Decrease) / increase in other liabilities	(2,835)	292

Net Cash Provided By Operating Activities	19,540	25,797

Cash flows from investing activities:
Purchase of securities, available for sale	(150,783)	(161,222)
Sale of available for sale securities	95,786	108,617
Maturities and calls of available for sale securities	3	452
Proceeds from principal paydowns of available for sale securities	35,278	29,326
Redemption of Federal Home Loan Bank stock	110	496
Increase in loans, net	(42,710)	(2,167)
Allowance for loan and lease loss recoveries	737	1,960
Purchase of property, premises and equipment, net	(10,761)	(351)
Proceeds from sale of property, premises and equipment	19	-
Proceeds from sale of foreclosed collateral	1,335	6,130

Net Cash Used In Investing Activities	(70,986)	(16,759)

Cash flows from financing activities:
Increase in deposits, net	68,824	3,527
Proceeds from Federal Home Loan Bank borrowing	166,500	177,500
Repayments of Federal Home Loan Bank borrowing	(172,000)	(186,000)
Tax impact of share based compensation expense	26	(294)
Proceeds from exercise of stock options	131	-
Preferred stock dividends paid	(2,751)	-

Net Cash Provided By / (Used In) Financing Activities	60,730	(5,267)

Net increase in cash and cash equivalents	9,284	3,771
Cash and cash equivalents, beginning of period	34,892	22,951

Cash and cash equivalents, end of period	$44,176	$26,722

Heritage Oaks Bancorp | - 6 -

Supplemental Cash Flow Information

	For the nine months
	ended September 30,
(dollar amounts in thousands)	2012	2011
Cash Flow Information
Interest paid	$3,176	$3,923
Income taxes paid	$2,735	$2,645

Non-Cash Flow Information
Change in unrealized gain on avalable for sale securities	$5,545	$3,335
Loans transferred to foreclosed collateral	$769	$3,484
Loans transferred to held for sale	$-	$15,528
Preferred stock dividends accrued not paid	$-	$701
Accretion of preferred stock discount	$281	$276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.  Condensed Consolidated Financial Statements

Description of Business

Heritage Oaks Bancorp (“the Company”) is a California corporation organized in 1994 to act as the holding company for Heritage Oaks Bank (“the Bank”).  The Bank operates branches within San Luis Obispo and Santa Barbara counties.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts in the consolidated financial statements for the year ended December 31, 2011 and for the three and nine months ended September 30, 2011 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2012.

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

Recent Accounting Guidance Not Yet Effective

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update, like ASU 2011-08 which the Company adopted in 2011, allows companies the option to first evaluate qualitative factors to determine if events or circumstances exist that indicate that it is more likely than not that an indefinite-lived intangible asset is impaired.  If based on this assessment, a company concludes that there are no indicators that suggest an indefinitely-lived asset is more likely than not of having been impaired, then no further quantitative analysis is required.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company currently does not have any indefinitely-lived intangible assets, other than goodwill, therefore adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

On October 1, 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements.  The amendments in ASU 2012-04 cover a wide range of Topics in the Codification and address technical corrections and improvements and conforming amendments related to fair value measurements.  For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The Company is evaluating the impacts of these corrections but does not expect them to have a material impact on the Company’s consolidated financial statements.

Heritage Oaks Bancorp | - 9 -

Note 2.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at September 30, 2012 and December 31, 2011:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2012	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$3,838	$121	$(2)	$3,957
Mortgage backed securities
U.S. government sponsored entities and agencies	108,660	963	(402)	109,221
Non-agency	42,752	1,313	(159)	43,906
State and municipal securities	59,427	3,913	(69)	63,271
Corporate debt securities	30,321	388	(34)	30,675
Other	10,164	307	(50)	10,421

Total	$255,162	$7,005	$(716)	$261,451

As of December 31, 2011
Obligations of U.S. government agencies	$4,209	$118	$(1)	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	116,732	890	(297)	117,325
Non-agency	34,667	465	(600)	34,532
State and municipal securities	49,661	2,262	-	51,923
Corporate debt securities	28,909	-	(2,053)	26,856
Other	2,059	-	(39)	2,020

Total	$236,237	$3,735	$(2,990)	$236,982

At September 30, 2012, the Company continued to own five Whole Loan Private Label Single Family Residential Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $3.6 million, which are included in Non-agency mortgage backed securities in the above table. PMBS do not carry a government guarantee (explicit or implicit) and require much more detailed due diligence in the form of pre and post purchase analysis.  All PMBS bonds were rated AAA by one or more of the major rating agencies at the time of purchase.  However, due to the severe and prolonged downturn in the economy between 2008 and 2011, PMBS bonds along with other asset classes experienced a deterioration in price, credit quality, and liquidity.  Rating agencies have been reassessing all ratings associated with bonds starting with the lower tranche or subordinate pieces (which have increased loss exposure), followed by senior and super senior bonds, which are what the Company owns with the exception of one mezzanine bond (subordinate).  At September 30, 2012, one bond with an aggregate fair value of $0.3 million is deemed to be non-investment grade. The Company’s investment portfolio holdings of PMBS securities had a net unrealized gain of $64 thousand at September 30, 2012 and a net unrealized loss of $34 thousand at December 31, 2011.

Other than Temporary Impairment (“OTTI”)

As of September 30, 2012, the Company continues to hold two PMBS securities in which OTTI losses were recognized in prior years.  These securities had an aggregate recorded fair value of $0.8 million ($1.1 million historical cost) at September 30, 2012 and $0.6 million ($1.1 million historical cost) at December 31, 2011.  Although the Company continues to have the ability and intent to hold these securities for the foreseeable future, the results of the analysis performed in 2009 and 2010 on these securities indicated that the present value of the expected future cash flows was not sufficient to recover their entire amortized cost basis, thus indicating a credit loss had occurred. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses.  Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to: further significantly weakened economic conditions; deterioration of credit metrics; significantly higher levels of default; loss in value on the underlying collateral; deteriorating credit support from subordinated tranches; and further uncertainty and illiquidity in the financial markets. The Company will continue to engage an independent third party to review these securities on a quarterly basis for the foreseeable future.

Heritage Oaks Bancorp | - 10 -

The following table provides a roll forward of the OTTI balances against the PMBS investment securities for both credit loss and all other factor components, for the three months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012			Three months ended September 30, 2011
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$283	$392	$109	$385	$494
Change in value attributable to other factors	-	(140)	(140)	-	(14)	(14)

Balance, end of the period	$109	$143	$252	$109	$371	$480

The following table provides additional information related to the OTTI losses the Company recognized during the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$361	$470	$534	$943	$1,477
Less: losses related to OTTI securities sold	-	-	-	(425)	(518)	(943)
Change in value attributable to other factors	-	(218)	(218)	-	(54)	(54)

Balance, end of the period	$109	$143	$252	$109	$371	$480

The following table provides a summary of investment securities in an unrealized loss position as of September 30, 2012 and December 31, 2011:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2012	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$44	$(2)	$44	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	39,271	(402)	-	-	39,271	(402)
Non-agency	5,231	(8)	3,780	(151)	9,011	(159)
State and municipal securities	3,897	(69)	-	-	3,897	(69)
Corporate debt securities	-	-	3,781	(34)	3,781	(34)
Other	3,561	(50)	-	-	3,561	(50)

Total	$51,960	$(529)	$7,605	$(187)	$59,565	$(716)

As of December 31, 2011
Obligations of U.S. government agencies	$-	$-	$89	$(1)	$89	$(1)
Mortgage backed securities
U.S. government sponsored entities and agencies	39,895	(297)	-	-	39,895	(297)
Non-agency	17,396	(238)	586	(362)	17,982	(600)
Corporate debt securities	26,857	(2,053)	-	-	26,857	(2,053)
Other	2,020	(39)	-	-	2,020	(39)

Total	$86,168	$(2,627)	$675	$(363)	$86,843	$(2,990)

As of September 30, 2012, the Company believes that unrealized losses on all mortgage related securities, exclusive of the PMBS securities previously discussed, including U.S. government sponsored entity and agency securities, such as those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”), are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 40 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  As of September 30, 2012, the Company does not believe unrealized losses related to these securities are other than temporary.

Heritage Oaks Bancorp | - 11 -

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

The amortized cost and fair value maturities of available for sale investment securities at September 30, 2012 are shown below. The table reflects the expected lives of investment securities based on projected cash flows. Mortgage backed securities project cash flows based on a combination of historical and projected prepayment speeds because borrowers have the right to prepay their underlying obligations without prepayment penalties. Contractual maturities or call dates are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Projected prepayment speeds are lower for certain bonds as compared to that experienced over the last few months and therefore the yield shown on these projected maturities is higher than the historical yields.

(dollar amounts in thousands)	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$7	$30	$3,917	$3	$3,957
Mortgage backed securities
U.S. government sponsored entities and agencies	20,327	48,094	22,944	17,856	109,221
Non-agency	9,122	21,646	11,193	1,945	43,906
State and municipal securities	1,004	9,280	44,351	8,636	63,271
Corporate debt securities	-	18,999	9,346	2,330	30,675
Other	1,504	4,289	4,628	-	10,421
Total available for sale securities	$31,964	$102,338	$96,379	$30,770	$261,451

Amortized cost	$31,916	$100,746	$92,221	$30,279	$255,162

Weighted average yield	2.24%	2.65%	3.31%	4.15%	3.04%

Securities having an amortized cost and a fair value of $6.2 million and $6.4 million, respectively at September 30, 2012, and $5.1 million and $5.2 million, respectively at December 31, 2011 were pledged to secure public deposits.

The following table summarizes earnings on both taxable and tax-exempt investment securities for the three and nine months ended September 30, 2012 and 2011:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Taxable earnings on investment securities
Obligations of U.S. government agencies	$25	$32	$79	$137
Mortgage backed securities	973	1,176	2,971	3,192
State and municipal securities	5	121	183	377
Corporate debt securities	181	149	504	154
Other	72	20	146	20
Non-taxable earnings on investment securities
State and municipal securities	527	382	1,428	1,136

Total	$1,783	$1,880	$5,311	$5,016

Heritage Oaks Bancorp | - 12 -

Note 3.  Loans

The following table provides a summary of outstanding loan balances as of September 30, 2012 compared to December 31, 2011:

	September 30,	December 31,
(dollar amounts in thousands)	2012	2011
Real Estate Secured
Multi-family residential	$16,429	$15,915
Residential 1 to 4 family	37,837	20,839
Home equity lines of credit	32,422	31,047
Commercial	374,799	357,499
Farmland	23,416	8,155
Total real estate secured	484,903	433,455

Commercial
Commercial and industrial	119,496	141,065
Agriculture	17,948	15,740
Other	66	89
Total commercial	137,510	156,894

Construction
Single family residential	11,267	13,039
Single family residential - Spec.	420	8
Multi-family	787	1,669
Commercial	14,401	8,015
Total construction	26,875	22,731

Land	23,633	26,454
Installment loans to individuals	5,146	6,479
All other loans (including overdrafts)	281	273

Total gross loans	678,348	646,286

Deferred loan fees	977	1,111
Allowance for loan losses	17,987	19,314

Total net loans	$659,384	$625,861

Loans held for sale	$12,590	$21,947

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  At September 30, 2012, the Company has four related loans for which the purchaser is seeking reimbursement from the Company for losses sustained as a result of borrower fraud and/or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has recorded a reserve of $0.9 million for these potential repurchases at September 30, 2012.  Although the Company has generally been successful in its defense of these types of claims, the Company has incurred losses of $0.3 million related to the settlement of 3 loans since the beginning of 2011.

Concentration of Credit Risk

At September 30, 2012 and December 31, 2011, $535.4 million and $482.6 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.

Heritage Oaks Bancorp | - 13 -

While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $8.6 million at both September 30, 2012 and December 31, 2011.

From time to time, the Company also originates SBA loans for sale to governmental agencies and institutional investors.  At September 30, 2012 and December 31, 2011, the unpaid principal balance of SBA loans serviced for others totaled $4.7 million and $5.4 million, respectively.  The Company did not recognize any gains from the sale of SBA loans in the first nine months of 2012 or 2011.

At September 30, 2012, the Company was contingently liable for financial and performance standby letters of credit to its customers totaling approximately $13.9 million and un-disbursed loan commitments in the amount of $119.8 million, exclusive of letters of credit. The Company makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. The Company currently anticipates no losses as a result of such transactions.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of September 30, 2012:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$904	$1,163	$139	$765	$11
Home equity lines of credit	381	473	62	319	7
Commercial	4,468	8,265	255	4,213	27
Farmland	1,089	1,089	1,089	-	5
Commercial
Commercial and industrial	3,247	4,473	2,656	591	1,096
Agriculture	1,075	1,253	50	1,025	21
Construction
Commercial	1,840	2,508	-	1,840	-
Land	7,301	10,829	6,197	1,104	3,434
Installment loans to individuals	205	225	205	-	16

Totals	$20,510	$30,278	$10,653	$9,857	$4,617

(1)          The recorded investment in loans includes the book value of impaired loans as adjusted for the net deferred costs and fees related to the impaired loans.

Heritage Oaks Bancorp | - 14 -

The following table provides a summary of the Company’s investment in impaired loans as of December 31, 2011:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$622	$895	$153	$469	$53
Home equity lines of credit	359	443	-	359	-
Commercial	4,567	5,513	3,876	691	738
Farmland	-	-	-	-	-
Commercial
Commercial and industrial	2,183	2,879	1,928	255	1,169
Agriculture	2,789	2,932	2,166	623	140
Construction
Single family residential	937	937	-	937	-
Land	1,886	2,258	729	1,157	114
Installment loans to individuals	61	61	61	-	3

Totals	$13,404	$15,918	$8,913	$4,491	$2,217

(1)          The recorded investment in loans includes the book value of impaired loans as adjusted for the net deferred costs and fees related to the impaired loans.

The average recorded investment in impaired loans and the interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011 was:

	For the three months ended September 30,				For the nine months ended September 30,
	2012		2011		2012		2011
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$801	$-	$568	$-	$756	$-	$613	$-
Home equity lines of credit	384	-	808	-	378	-	861	-
Commercial	3,492	-	10,354	-	3,757	-	12,346	-
Farmland	363	-	577	-	272	-	1,090	-
Commercial
Commercial and industrial	4,129	-	2,992	21	3,644	4	3,708	22
Agriculture	1,905	-	883	-	2,010	-	724	-
Construction
Single family residential	-	-	1,174	-	234	-	1,209	-
Single family residential - Spec.	-	-	-	-	-	-	313	-
Multi-family	-	-	-	-	-	-	120	-
Commercial	1,257	-	-	-	943	-	-	-
Land	7,189	-	3,669	-	5,863	-	3,780	-
Installment loans to individuals	89	-	4	-	82	-	96	-

Totals	$19,609	$-	$21,029	$21	$17,939	$4	$24,860	$22

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and nine month periods ended September 30, 2012 and 2011. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.3 million for the both three months ended September 30, 2012 and 2011, and $1.0 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on performing troubled debt restructurings.

Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at the fair value of the underlying collateral, net of estimated selling costs as of September 30, 2012 and December 31, 2011.

Heritage Oaks Bancorp | - 15 -

At September 30, 2012 and December 31, 2011, $11.5 million and $3.7 million, respectively, in loans were classified as troubled debt restructurings (“TDRs”).  Of those balances $18 thousand and $0.8 million were accruing as of September 30, 2012 and December 31, 2011, respectively.  In a majority of these loans, the Company has granted concessions regarding interest rates, payment structure and maturity.  During the three and nine months ending September 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. These term modifications included a combination of a partial charge-off of principal along with extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 12 months to 18 months. Forgone interest related to concessions granted on TDRs totaled $46 thousand and $13 thousand for the three months ended September 30, 2012 and 2011, respectively, and $85 thousand and $62 thousand for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

The following table presents loan modifications by class which resulted in TDRs during the three and nine months ending September 30, 2012:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Residential 1 to 4 family	-	$-	$-	1	$439	$439
Farmland	1	1,089	1,089	1	1,089	1,089
Commercial
Commercial and industrial	6	1,120	1,099	9	2,115	2,094
Construction
Land	1	63	63	3	8,433	7,063

Totals	8	$2,272	$2,251	14	$12,076	$10,685

Troubled debt restructurings (“TDRs”) completed for the three and nine months ended September 30, 2011 included:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Commercial	1	$500	$500	1	$500	$500
Commercial
Commercial and industrial	1	200	200	6	923	923
Land	1	788	742	1	788	742

Totals	3	$1,488	$1,442	8	$2,211	$2,165

Heritage Oaks Bancorp | - 16 -

The following table summarizes TDRs that were completed in the last twelve months and became delinquent during the three and nine months ended September 30, 2012:

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Number of		Number of
(dollar amounts in thousands)	TDRs	Recorded Investment	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial
Commercial and industrial	0	$-	3	$254

Totals	0	$-	3	$254

The Bank is actively working with the borrowers to resolve their delinquencies.

There were no TDRs that were completed in 2011 and became delinquent during the three and nine months ended September 30, 2011.

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

The Company conducts an analysis on all significant problem loans at least quarterly, in order to properly estimate its potential exposure to loss associated with such credits in a timely manner. Pursuant to the Company’s lending policy, all loans in the portfolio are assigned a risk rating, which allows Management, among other things, to identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are generally assigned based on information concerning the borrower, guarantors and the strength of the collateral.  Risk grades are reviewed regularly by the Company’s credit committee and are scrutinized during independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations.  In the second quarter of 2012, the Company implemented a more detailed risk grading system that provided for a more granular break down of loans within the Company’s four primary credit risk ratings, discussed below.

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

Heritage Oaks Bancorp | - 17 -

Loans typically move to non-accruing status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains financial information (appraisal or cash flow information) in order to determine if any evidence of impairment exists.  If impairment is determined to exist, the Company obtains updated appraisal information on the underlying collateral for collateral dependent loans and updated cash-flow information if the loan is unsecured or primarily dependent on future operating or other cash-flows. Once the updated financial information is obtained and analyzed by Management, a valuation allowance, if necessary, is established against such loans or a loss is recognized by a charge to the allowance for loan losses, if Management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loans have been charged-off.  If upon a loan’s migration to non-accruing status, the financial information obtained while the loan was classified as substandard are deemed to be outdated, the Company typically orders new appraisals on underlying collateral or obtains the most recent cash-flow information in order to have the most current indication of fair value.  For collateral dependent loans, if a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.  An analysis of the underlying collateral is performed for loans on non-accrual status at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off. Cash-flow information for impaired loans dependent primarily on future operating or other cash-flows are updated quarterly as well, with subsequent shortfalls resulting in valuation allowance adjustments.

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by experienced line managers, with the oversight of the Chief Credit Officer and/or the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans as well as updated cash-flow information.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where Management has determined that it is in the best interest of the Bank to attempt to sell a troubled loan rather than to continue to hold it in its portfolio, additional charge-offs have been realized as buyers of distressed loans typically require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

Heritage Oaks Bancorp | - 18 -

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of September 30, 2012:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$16,429	$15,883	$-	$546	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	37,837	36,918	7	912	-	-	-	-	907	-
Home equity lines of credit	32,422	30,807	-	1,615	-	81	262	-	381	-
Commercial	374,799	328,209	16,138	30,452	-	216	233	-	4,428	-
Farmland	23,416	16,742	3,270	3,404	-	-	-	-	1,089	-
Commercial
Commercial and industrial	119,496	105,111	5,770	8,615	-	435	-	-	3,243	18
Agriculture	17,948	15,925	107	1,916	-	-	-	-	1,075	-
Other	66	66	-	-	-	-	-	-	-	-
Construction
Single family residential	11,267	11,267	-	-	-	-	-	-	-	-
Single family residential - Spec.	420	420	-	-	-	-	-	-	-	-
Multi-family	787	787	-	-	-	-	-	-	-	-
Commercial	14,401	12,561	-	1,840	-	-	-	-	1,840	-
Land	23,633	11,034	4,567	8,032	-	-	-	-	7,300	-
Installment loans to individuals	5,146	4,707	222	217	-	40	3	-	206	-
All other loans (including overdrafts)	281	276	1	4	-	-	-	-	-	-

Totals	$678,348	$590,713	$30,082	$57,553	$-	$772	$498	$-	$20,469	$18

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

Note 4.  Allowance for Loan Losses

The Company has established an allowance for loan losses to account for probable losses inherent in the loan portfolio as of the date of the balance sheet.  The allowance is comprised of two components: specific credit allocation and general portfolio allocation, which includes a qualitatively determined adjustment.  The specific credit allocation is assigned to loans that have been individually evaluated for impairment, such as loans placed on non-accrual status and any other loan which Management has identified as impaired, including TDRs.  The general portfolio allocation is determined by collectively evaluating pools of loans and applying historical loss factors across the various credit risk grades and loan segments in the portfolio.  The quantitative portfolio allocation is then adjusted for qualitatively determined adjustments that are determined through judgments the Company makes regarding certain qualitative factors that may positively or negatively impact the credit quality of various segments of the loan portfolio relative to the historical performance of those segments.

Heritage Oaks Bancorp | - 19 -

Specific Credit Allocation

The specific credit allocation of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on certain information and events surrounding a borrower, it is determined that it is probable that the Company will not receive all scheduled payments, including interest.  Once a loan is classified as substandard and placed on non-accrual, the Company places the loan under the supervision of its Special Assets department.  The Special Assets department, with oversight from the Chief Credit Officer, is responsible for performing comprehensive analyses of impaired loans, including obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

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

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on Management’s best estimate of the current credit quality of the loan portfolio and any probable inherent losses as of the balance sheet date. The nature of the process in which Management determines the appropriate level of the allowance involves the exercise of considerable judgment and the use of estimates.  While Management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to: the performance of the loan portfolio; changes in current and future economic conditions; and, the view of regulatory agencies regarding the level of classified assets.  Continued weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods and a higher balance in the Company’s allowance for loan losses.

Each segment of loans in the portfolio possesses varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions.  The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors Management regularly considers when evaluating the adequacy of the allowance:

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

Heritage Oaks Bancorp | - 20 -

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

The following table summarizes the activity in the allowance attributed to various segments in the loan portfolio for the three months ended September 30, 2012 and 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, June 30, 2012	$6,897	$6,261	$381	$4,483	$91	$36	$18,149
Charge-offs	(106)	(1,511)	(92)	-	(9)	-	(1,718)
Recoveries	12	246	1	5	5	1	270
Provisions for loan losses	1,184	75	268	(225)	(15)	(1)	1,286

Balance, September 30, 2012	$7,987	$5,071	$558	$4,263	$72	$36	$17,987
Balance, June 30, 2011	$10,048	$8,070	$500	$2,886	$174	$22	$21,700
Charge-offs	(1,646)	(1,203)	(47)	(25)	(66)	-	(2,987)
Recoveries	305	262	1	20	22	-	610
Provisions for loan losses	1,845	(169)	76	(738)	74	(2)	1,086

Balance, September 30, 2011	$10,552	$6,960	$530	$2,143	$204	$20	$20,409

Heritage Oaks Bancorp | - 21 -

The following table summarizes the activity in the allowance attributed to various segments in the loan portfolio for the nine months ended September 30, 2012 and 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(2,471)	(4,272)	(668)	(2,168)	(29)	(137)	(9,745)
Recoveries	74	623	1	18	18	3	737
Provisions for loan losses (1)	739	2,171	737	3,997	(92)	129	7,681

Balance, September 30, 2012	$7,987	$5,071	$558	$4,263	$72	$36	$17,987
Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(6,474)	(4,057)	(338)	(793)	(199)	-	(11,861)
Recoveries	347	1,313	112	149	39	-	1,960
Provisions for loan losses	4,794	197	(597)	787	198	(9)	5,370

Balance, September 30, 2011	$10,552	$6,960	$530	$2,143	$204	$20	$20,409

(1) The provision for loan losses includes the transfer of $3.9 million from C&I to land related to the re-characterization of a loan as part of a TDR in the second quarter of 2012, as the restructured loan became more collateral dependent on a parcel of land.

The following tables summarize comparative metrics about the allowance attributed to various segments in the loan portfolio as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$50	$1,117	$-	$3,434	$16	$-	$4,617
General portfolio allocation	$7,937	$3,954	$558	$829	$56	$36	$13,370

Loans individually evaluated for impairment	$6,805	$4,336	$1,840	$7,300	$206	$-	$20,487
Loans collectively evaluated for impairment	$478,098	$133,174	$25,035	$16,333	$4,940	$281	$657,861
General reserves to total loans collectively evaluated for impairment	1.66%	2.97%	2.23%	5.08%	1.13%	12.81%	2.03%

Total gross loans	$484,903	$137,510	$26,875	$23,633	$5,146	$281	$678,348
Total allowance to gross loans	1.65%	3.69%	2.08%	18.04%	1.40%	12.81%	2.65%

	As of December 31, 2011
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$791	$1,309	$-	$114	$3	$-	$2,217
General portfolio allocation	$8,854	$5,240	$488	$2,302	$172	$41	$17,097

Loans individually evaluated for impairment	$5,532	$4,963	$937	$1,886	$61	$-	$13,379
Loans collectively evaluated for impairement	$427,923	$151,931	$21,794	$24,568	$6,418	$273	$632,907
General reserves to total loans collectively evaluated evaluated for impairment	2.07%	3.45%	2.24%	9.37%	2.68%	15.02%	2.70%

Total gross loans	$433,455	$156,894	$22,731	$26,454	$6,479	$273	$646,286
Total allowance to gross loans	2.23%	4.17%	2.15%	9.13%	2.70%	15.02%	2.99%

Heritage Oaks Bancorp | - 22 -

Note 5.  Other Real Estate Owned (“OREO”)

The following tables provide a summary of the change in the balance of OREO for the three and nine months ended September 30, 2012:

	Balance				Balance
	June 30,				September 30,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$431	$-	$-	$(31)	$400
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	397	-	(397)	-	-
Land	32	-	-	(32)	-

Totals	$1,075	$-	$(397)	$(63)	$615

	Balance				Balance
	December 31,				September 30,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$607	$(176)	$(31)	$400
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	423	-	(397)	(26)	-
Tract	100	-	(100)	-	-
Land	179	162	(300)	(41)	-

Totals	$917	$769	$(973)	$(98)	$615

The Company realized a gain of $0.1 million on the disposal of OREO during both the three and nine months ended September 30, 2012.

The following table provides a summary of the change in the balance of OREO for the three and nine months ended September 30, 2011:

	Balance				Balance
	June 30,				September 30,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$-	$865	$(865)	$-	$-
Commercial	2,385	-	(1,124)	(56)	1,205
Construction
Single family residential - Spec.	444	-	-	(21)	423
Tract	242	-	-	-	242
Land	516	-	(183)	(12)	321

Totals	$3,587	$865	$(2,172)	$(89)	$2,191

	Balance				Balance
	December 31,				September 30,
(dollar amounts in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$160	$865	$(1,025)	$-	$-
Commercial	3,953	2,578	(4,510)	(816)	1,205
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(52)	423
Tract	251	-	-	(9)	242
Land	1,365	41	(994)	(91)	321

Totals	$6,668	$3,484	$(6,993)	$(968)	$2,191

Heritage Oaks Bancorp | - 23 -

The Company realized a loss of $0.3 million and $0.6 million related to disposals of OREO during the three and nine months ended September 30, 2011, respectively.

Note 6.  Income Taxes

The tax provision for the three and nine months ended September 30, 2012 resulted in an effective tax rate of (84.3)% and (54.8)%, respectively.  The tax provision for the three and nine months ended September 30, 2011 resulted in an effective tax rate 35.3% and 32.8%, respectively.  The primary items affecting the effective tax rate for the three and nine months ended September 30, 2012 are the reversal $4.1 million and $5.6 million, respectively, of deferred tax valuation allowance and the impact of non-taxable municipal interest. The reversal of the Company’s deferred tax asset valuation allowance is discussed more fully below. The primary item affecting the effective tax rate for the first nine months of 2011 is the impact of non-taxable municipal interest.

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

The Company’s return to profitability in 2011 and continued profits through September 30, 2012 substantially eliminated the three year cumulative loss position.  In addition, declines in the level of deferred tax assets and changes in their composition, along with projections of profitability for the foreseeable future and an improvement in the credit quality of the Company’s loan portfolio have combined to improve the outlook for the recovery of the valuation allowance provided for in 2010.  As a result of this improved outlook, the Company reduced the level of valuation allowance in the fourth quarter of 2011 by $1.5 million. During the first nine months of 2012, these favorable trends led the Company to further reduce the level of valuation allowance by an additional $1.5 million in the first half of the year and to ultimately conclude in the third quarter of 2012 that it was now more likely than not that its entire deferred tax asset position would be realized.

Heritage Oaks Bancorp | - 24 -

Therefore, after giving effect to the portion of the deferred tax asset valuation allowance related to timing differences that would reverse in the current year and therefore should be reflected as an adjustment to the 2012 effective tax rate, a discrete reversal of the remaining $4.1 million of valuation allowance was recorded in the third quarter of 2012.

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

Note 7.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.  For the three months ended September 30, 2012 and 2011, common stock equivalents, primarily options, totaling approximately 299,000 shares and 672,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the nine months ended September 30, 2012 and 2011, common stock equivalents, primarily options, totaling approximately 278,000 shares and 561,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  The diluted earnings per share for the for the three and nine months ended September 30, 2011 also excludes the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Series A Preferred Share issuance (see Note 10. Preferred Stock, of these condensed consolidated financial statements), as their impact would also be anti-dilutive.

Heritage Oaks Bancorp | - 25 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012		2011
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$6,428		$2,119
Dividends and accretion on preferred stock	(357)		(373)

Net income available to common shareholders	$6,071		$1,746

Weighted average shares outstanding		25,089,325		25,054,027

Basic earnings per common share	$0.24		$0.07

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,341,392		1,200,018

Weighted average diluted shares outstanding		26,430,717		26,254,045

Diluted earnings per common share	$0.23		$0.07

	For the nine months ended September 30,
	2012		2011
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$9,910		$3,594
Dividends and accretion on preferred stock	(1,113)		(1,108)

Net applicable to common shareholders	$8,797		$2,486

Weighted average shares outstanding		25,074,405		25,046,569

Basic earnings per common share	$0.35		$0.10

Dilutive effect of share-based compensation awards, common stock warrant, and convertible perpetual preferred stock		1,280,238		1,206,032

Weighted average diluted shares outstanding		26,354,643		26,252,601

Diluted earnings per common share	$0.33		$0.10

Note 8.  Share-Based Compensation Plans

As of September 30, 2012, the Company had two share-based employee compensation plans, which are more fully described in Note 15. Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

Heritage Oaks Bancorp | - 26 -

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Share-based compensation expense:
Stock option expense	$39	$58	$92	$179
Restricted stock expense	67	8	142	34

Total expense	$106	$66	$234	$213
Unrecognized compensation expense:
Stock option expense	$620	$435
Restricted stock expense	624	56

Total unrecognized expense	$1,244	$491

At September 30, 2012, there was a total of $0.6 million of unrecognized compensation expense related to non-vested stock option awards. That expense is expected to be recognized over a weighted-average period of 3.2 years.

The Company grants restricted share awards periodically for the benefit of employees. These restricted shares generally vest over a period of three to five years depending on the terms of the grant.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at September 30, 2012 was $0.6 million.  That expense is expected to be recognized over the next 2.8 years.

The following table provides a summary of activity related to options granted, exercised, and forfeited during the year to date period ended September 30, 2012:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2011	636,406	$5.40	1,826,516
Granted	195,441	5.42
Forfeited	(196,249)	4.16
Expired	(36,480)	5.92
Exercised	(40,999)	3.17

Balance, September 30, 2012	558,119	$5.97	1,674,924

The following table provides a summary of activity related to restricted stock granted, vested and forfeited during the year to date period ended September 30, 2012:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2011	91,513	$3.23
Granted	108,514	5.11
Forfeited	(6,800)	4.22

Balance September 30, 2012	193,227	$4.25

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $67 thousand for the year to date period ended September 30, 2012.  The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable.

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	530,213	$5.97	7.75	$636,975
Exerciseable at September 30, 2012	274,229	$7.21	3.24	$387,744

Heritage Oaks Bancorp | - 27 -

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the first nine months of 2012 and 2011:

	For the nine months ended
	September 30,
	2012	2011
Expected volatility	52.26%	50.73%
Expected term (years)	7	7
Dividend yield	0.00%	0.00%
Risk free rate	1.11%	2.74%

Weighted-average grant date fair value	$2.87	$2.00

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

Heritage Oaks Bancorp | - 28 -

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral, which is based on the appraised value of the collateral less any estimated costs to sell, or the discounted expected future cash flows.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values based on Company specific experience with similar collateral, the Company records impaired loans as non-recurring Level 3.  The most common adjustment to reported appraised values of collateral is a monthly discount linked to the passage of time since the last appraisal.  This discount factor ranges between 1% and 3% per month and is consistent with that used in the appraisals to discount for the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date. At September 30, 2012, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to Management.

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

Heritage Oaks Bancorp | - 29 -

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

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Inputs	Inputs	Inputs	Assets At
As of September 30, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$3,957	$-	$3,957
Mortgage backed securities:
Agency	-	109,221	-	109,221
Non-agency	-	43,906	-	43,906
Obligations of state and municipal securities	-	63,271	-	63,271
Corporate debt securities	-	30,675	-	30,675
Other securities	-	10,421	-	10,421

Total assets measured on a recurring basis	$-	$261,451	$-	$261,451

As of December 31, 2011
Assets
Obligations of U.S. government agencies	$-	$4,326	$-	$4,326
Mortgage backed securities:
Agency	-	117,325	-	117,325
Non-agency	-	31,458	3,074	34,532
Obligations of state and municipal securities	-	51,664	259	51,923
Corporate debt securities		26,856	-	26,856
Other securities	-	2,020	-	2,020

Total assets measured on a recurring basis	$-	$233,649	$3,333	$236,982

Heritage Oaks Bancorp | - 30 -

In determining the fair value of Level 3 instruments on a recurring basis the Company takes into consideration several variables, including but not limited to: expectations about interest rate movements, prepayment speeds of the underlying mortgages for mortgage backed securities, expected default rates, and credit spreads over the risk free rate.  Of these variables, default rates and credit spreads are perhaps the least observable and most impactful on the long-term value of a Level 3 security.  Since a bond’s value is represented by its yield which reflects the risk-free yield curve plus compensation for various risks incurred in buying the bond, changes to the risk assumptions including probability of default and timing of future cash flows can materially impact the market value. As of September 30, 2012, there were no Level 3 instruments.

The following table provides a summary of the changes in balance sheet carrying values associated with recurring Level 3 financial instruments during the three and nine months ended September 30, 2012 and 2011:

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
For the three months ended
September 30, 2012
Obligations of state and municipal securities	$262	$-	$-	$-	$(262)	$-
September 30, 2011
Obligations of state and municipal securities	$257	$2	$-	$-	$-	$259

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
For the nine months ended
September 30, 2012
Obligations of state and municipal securities	$259	$3	$-	$-	$(262)	$-
Agency mortgage baked securities	-	(191)	4,674	-	(4,483)	-
Non-agency mortgage backed securities	3,074	-	-	-	(3,074)	-
September 30, 2011
Obligations of state and municipal securities	$283	$(24)	$-	$-	$-	$259

(1) Realized or unrealized gains from the changes in values of Level 3 financial instruments represent gains from changes invalues of financial instruments only for the period(s) in which the instruments were classified as Level 3.

The assets presented under Level 3 of the fair value hierarchy, which are classified as obligations of state and municipal subdivisions, represent available for sale investment securities in the form of certificates of participation, where an active market for such securities is not currently available.

Heritage Oaks Bancorp | - 31 -

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of September 30, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Gains) / Losses
Assets
Impaired loans
Commercial real estate	$-	$-	$185	$185	$(152)
Farmland	-	-	1,084	1,084	5
Commercial and industrial	-	196	794	990	799
Land	-	-	2,546	2,546	3,379
Foreclosed assets	-	615	-	615	-

Total assets measured on a non-recurring basis	$-	$811	$4,609	$5,420	$4,031

As of December 31, 2011
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$95	$95	$126
Home equity lines of credit	-	7	-	7	82
Commercial real estate	-	-	3,813	3,813	458
Commercial and industrial	-	511	-	511	113
Agriculture	-	668	1,250	1,918	117
Land	-	56	615	671	113
Installment loans to individuals	-	58	-	58	-
Loans held for sale	-	4,279	-	4,279	-
Foreclosed assets	-	959	-	959	-

Total assets measured on a non-recurring basis	$-	$6,538	$5,773	$12,311	$1,009

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on either a recurring and nonrecurring basis during the three and nine months ended September 30, 2012, other than transfers of securities from Level 3 into Level 2 once sufficient market data was accumulated to value these new security issues.  There were no significant transfers in or out of Level 1 and Level 2 for assets reported at fair value on both a recurring and nonrecurring basis during the three and nine months ended September 30, 2011.

Heritage Oaks Bancorp | - 32 -

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
As of September 30, 2012	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$44,176	$44,176	$-	$-	$44,176
Investments and mortgage-backed securities	261,451	-	261,451	-	261,451
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	677,371	-	196	687,826	688,022
Loans held for sale	12,590	-	12,590	-	12,590
Accrued interest receivable	3,898	-	1,429	2,469	3,898
Liabilities
Non interest-bearing deposits	267,199	267,199	-	-	267,199
Interest-bearing deposits	587,833	-	588,790	-	588,790
Federal Home Loan Bank advances	46,000	-	46,626	-	46,626
Junior subordinated debentures	8,248	-	-	7,716	7,716
Accrued interest payable	211	-	211	-	211

As of December 31, 2011
Assets
Cash and cash equivalents	$34,892	$34,892	$-	$-	$34,892
Investments and mortgage-backed securities	236,982	-	233,649	3,333	236,982
Federal Home Loan Bank stock	4,685	-	-	-	N/A
Loans receivable, net of deferred fees and costs	645,175	-	1,300	645,491	646,791
Loans held for sale	21,947	-	21,947	-	21,947
Accrued interest receivable	3,854	-	1,241	2,613	3,854
Liabilities
Non interest-bearing deposits	217,245	217,245	-	-	217,245
Interest-bearing deposits	568,963	-	569,988	-	569,988
Federal Home Loan Bank advances	51,500	-	52,110	-	52,110
Junior subordinated debentures	8,248	-	-	4,096	4,096
Accrued interest payable	455	-	455	-	455

Information on off-balance sheet instruments as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012		December 31, 2011
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$179,726	$1,797	$161,987	$1,620

Note 10.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

Heritage Oaks Bancorp | - 33 -

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At September 30, 2012, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

Beginning in the second quarter of 2010, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  During the second quarter of 2012, the Company received regulatory approval to pay its second quarter 2012 dividend and all prior deferred dividends and has remained current as to the payment of dividends  as of September 30, 2012. The Treasury’s rights relative to electing two members to the Company’s Board of Directors and their Board observation rights lapsed upon the payment of the dividends in arrears in the second quarter of 2012.

Series C Convertible Perpetual Preferred Stock

On March 12, 2010, the Company sold 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) for $3.6 million as part of the overall $60 million private placement of securities completed at that time.  Series C Preferred Stock is a non-voting class of stock substantially similar in priority to the common stock of the Company, except for a liquidation preference over the Company’s common stock.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party or otherwise makes a “Permissible Transfer”, as defined in the terms of the Series C Preferred Stock. The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.  There is no stated dividend rate for shares of Series C Preferred Stock.  However, in the event that a common stock dividend is declared, holders of Series C Preferred Stock are entitled to a per share dividend equivalent to that declared for each common share into which Series C Preferred Stock is then convertible.

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

Heritage Oaks Bancorp | - 34 -

The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of September 30, 2012.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 11.  Regulatory Matters

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

Such actions included the completion of the capital raise that was addressed by the Company’s 2010 $60 million private placement, from which a contribution of a portion of the proceeds were made to the Bank. This contribution brought the Bank into compliance with the capital requirements of the Order.

In April 2012, in conjunction with the completion of their most recent full scope review, the FDIC and California Department of Financial Institutions (“DFI”) terminated the Joint Consent Order (“Order”) issued March 4, 2010. In connection with the termination of the Order, the Bank’s Board of Directors executed a Memorandum of Understanding (“MOU”) with the FDIC and DFI. In the MOU, the Company committed to, among other things, continue to make progress in improving credit quality and processes as well as to continue to comply with the 10% Leverage Ratio as originally established by the Order.  The Bank’s leverage ratio was 11.75% as of September 30, 2012.

On March 4, 2010, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (“FRB”), which required the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company was required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Written Agreement further provided, among other things, that the Company would not: declare or pay dividends without prior approval of the FRB, take dividends from the Bank, make any distribution of interest, principal or other sums on subordinated debt or trust preferred securities, incur, increase, or guarantee any debt.

In July 2012, the FRB terminated the Written Agreement issued on March 4, 2010.  In connection with the termination of the Written Agreement, the Company executed a MOU with FRB.  In the MOU the Company committed among other things to continue to seek FRB approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt.

Note 12.  Junior Subordinated Debentures

In the second quarter of 2010, the Company began to defer interest payments on $8.2 million of junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the FRB.  During the second quarter of 2012, based on the Company’s receipt of regulatory approval to pay interest currently due and all previously deferred interest, the Company paid all amounts due on May 25, 2012 and has remained current on its interest payments as of September 30, 2012.  For more information concerning the Written Agreement, please refer to Note 11. Regulatory Matters, of these condensed consolidated financial statements.

Note 13.  Asset Acquisition

In September 2012, the Company announced that it had entered into a definitive agreement with Coast National Bank to purchase its branch facilities and related fixed assets and a major portion of its deposit base in Morro Bay, California.  The asset acquisition is expected to be completed in the fourth quarter of 2012.  The purchase price is dependent on the level of deposits that exist at the closing date, but is expected to be approximately $1.7 million and is comprised of approximately $1.0 million allocable to the building and related assets being purchased and $0.7 million related to the deposit premium being paid for the deposits being assumed.

Heritage Oaks Bancorp | - 35 -

Based on recent deposit reports provided by Coast National Bank, the Company expects to receive approximately $30 million of cash related to the deposits, which it will invest in new loans and investment securities.

Note 14.  Subsequent Events

In October 2012, a $3.9 million loan which had been reported as classified and non-performing as of September 30, 2012 was paid off, which resulted in a $1.1 million recovery to the allowance for loan losses.

Heritage Oaks Bancorp | - 36 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many but not all of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information available to management at the time such statements are first made.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the ongoing financial crisis in the United States, including the continuing softness in the California real estate market, and the response of federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, competition, fluctuations in interest rates, changes in the Company’s business strategy or development plans, changes in governmental regulation, changes in the credit quality of our loan portfolio, as well as economic, political and global changes arising from the war on terrorism, social unrest and other civil disturbances, the Company’s ability to increase profitability, sustain growth, the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of the Memoranda of Understanding issued by regulatory authorities having oversight of the Company’s and Bank’s operations, and financial policies of the United States government.  For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

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

Overview

The Company

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank (“Bank”), a bank serving San Luis Obispo and Santa Barbara Counties.  In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

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

Between March 2010 and mid-April 2012, the Company operated under a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) and a Written Agreement with the Federal Reserve Bank of San Francisco (“FRB”).  In April 2012, the Bank’s Consent Order was terminated and replaced with an informal Memorandum of Understanding.  Similarly in July 2012, the Company’s Written Agreement was terminated and replaced with an informal memorandum of understanding.

Heritage Oaks Bancorp | - 37 -

The regulatory environment is discussed in more detail in Note 11.  Regulatory Matters, of the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q.

In September 2012, the Company announced that the Bank has entered into a definitive agreement with Coast National Bank to purchase its Morro Bay, California branch facilities, related fixed assets and a major portion of the  deposit base maintained at the branch.  The acquisition is expected to be completed in the fourth quarter of 2012, subject to various customary conditions to closing, most notably regulatory approval by the bank regulatory agencies with authority over each of the banks. The Bank will pay market value for the building and the fixed assets, and a blended deposit premium of 2.2% for the deposits, which includes approximately 35.5% non-interest bearing demand deposits. No loans will be transferred.   The Bank expects to receive approximately $30 million of cash in connection with the acquisition, which it will invest in new loans and investment securities.

Executive Summary of Operating Results

Net income for the three and nine months ended September 30, 2012, when compared to the same periods ended a year earlier, improved by $4.3 million and $6.3 million, respectively.  These improvements were largely driven by the reversal of the valuation allowance related to our deferred tax assets and improvements in the levels of non-interest income and non-interest expense, which improvements were partially offset by higher loan loss provisions and a modest reduction in net interest income.

The reversal of the valuation allowance related to our deferred tax assets was the result of our ongoing evaluation of the recoverability of our deferred tax assets during the three and nine months ended September 30, 2012. As part of this evaluation, it was determined that $4.1 million and $5.6 million, respectively, of the previously established valuation allowance for deferred tax assets were now more likely than not recognizable as future tax benefits.  The reversal of the deferred tax asset valuation allowance over the first nine months of 2012 reflects the impact of improved earnings and loan portfolio credit quality over the past eight quarters, which management believes provided adequate positive evidence as to the full recoverability of these deferred tax assets.  See Note 6. Income Taxes, of the notes to the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q for a more detailed discussion of the accounting for the Company’s deferred tax asset valuation allowance.

Non-interest income increased by $0.4 million and $2.5 million during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011.  The increases in the three and nine month non-interest income were largely due to improvements in the amount of gains on the sale of mortgage loans and improvements in the gain/(loss) on sale of OREO. In addition, the nine month period benefitted from an increase in the amount of gains on sale of available for sale securities.  Non-interest expense declined by $0.3 million and $1.4 million in the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011, largely due to declines in the level of OREO valuation allowances and OREO related expenses, reductions in the level of regulatory assessment costs and occupancy costs.  For the nine months ended September 30, 2012, these reductions in non-interest expense were substantially offset by increases in the provision for potential mortgage repurchases. See “Non-Interest Income” and “Non-Interest Expense” under Results of Operations, below, for additional information on improvements in these two components of earnings.

Loan loss provision expense was $1.3 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, which represents an increase of $0.2 million and $2.3 million from that reported in the corresponding periods in 2011.  As more fully discussed in the Provision for Loan Loss section of Results of Operations, below, the higher provisioning requirements in 2012 were largely due to provisioning in conjunction with charge-offs from updated specific reserve calculations. While we continue to see a general stabilization in the credit quality of the portfolio, we remain subject to loan specific credit events such as those which occurred in the first nine months of 2012, the effects of which can be and have been material.  See “Provision for Loan Losses” under Results of Operations, below, for additional information related to the provision for loan losses.

Management believes that the operating results for the first nine months of 2012 continue to reflect positive trends in financial performance including growth in the loan portfolio and deposits, improvements in our operating efficiency and improvements in asset quality, despite the elevated level of charge-offs related to the updating of specific reserves recorded, primarily in the first two quarters of 2012.  These trends are not only a result of what appears to be continued signs of stabilization in the local economy first seen in 2011, but also management’s focus on controlling costs, and from improvements in asset quality realized through a combination of sales of classified assets and improvement in credit quality in the loan portfolio in general throughout 2011 and continuing during the first nine months of 2012.

Heritage Oaks Bancorp | - 38 -

Although we experienced a temporary set-back in overall asset quality due to the impact of the credit issues addressed in the first two quarters of 2012, we have seen some stabilization and improvement in classified and non-accrual loans in the third quarter of 2012.  Further in October 2012, one of the largest loans that moved to non-accrual status in the first half of 2012 was paid-off and will result in a $1.1 million recovery being recorded to the allowance for loan losses in the fourth quarter.  This pay-off will also result in a $3.9 million reduction in non-accrual and classified loans in the fourth quarter. That said, management believes that the improvements in asset quality, since asset quality issues peaked at December 31, 2010, are a meaningful indicator of overall positive trends for the Company as evidenced by:

•	the decrease in classified assets from $87.9 million at December 31, 2010 to $58.5 million at September 30, 2012;
•	the decline in special mention risk graded loan balances from $55.0 million at December 31, 2010 to $30.1 million at September 30, 2012; and
•	the decline in OREO balances outstanding from $6.7 million at December 31, 2010 to $0.6 million at September 30, 2012.

While the Company is cautiously optimistic about the current positive trends in credit quality that we experienced in 2011 and thus far in 2012, it is unclear as to how uncertainties in the U.S. and global economy, such as continued high levels of unemployment, could impact the local economy.

Local Economy

The economy in the Company’s primary market area (San Luis Obispo and Santa Barbara Counties) is based primarily on agriculture, tourism, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 270,000, 100,000, and 89,000, respectively, according to the 2011 estimated economic data provided by the U.S. Census Bureau based on the 2010 Census.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  The leading agricultural industry in the Company’s primary market area is the production of wine grapes and the related production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  In addition, cattle ranching represents a major part of the agriculture industry in the Company’s primary market area.  Furthermore, access to numerous recreational activities and destinations including lakes, mountains and beaches provide a relatively stable tourism industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.

The general business climate in 2008 through 2010 proved to be challenging not only on the national level, but within the state of California, and more specifically in the Company’s primary market area.  As the real estate market and general economic conditions waned throughout those years, the ability of borrowers to satisfy their obligations to the financial sector languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market area negatively impacted the credit quality of the loan portfolio.  The labor market information published by the California Employment Development Department in September 2012 shows the unemployment rate within California to be approximately 10.6%, showing continued improvement from its recent high.  Within the Company’s primary market area, the labor market information also shows the unemployment rate within San Luis Obispo and Santa Barbara counties continuing to improve in 2011 and into 2012, as these areas reported unemployment levels of approximately 8% in September 2012.

Management remains cautiously optimistic that early signs show that the Company’s primary market area is beginning to stabilize as compared to the significant downward trends experienced during 2008 through 2010.  The signs of stabilization are not only reflected in the improving unemployment rates mentioned above, but also include a general improvement in the financial information being provided by our customers as part of their regular loan reviews.  Additionally, several local economists have recently reported that the improvements in unemployment, the tourism industry, housing and household income are all indicators of stabilization in our primary market area.  However, there can be no assurances that the impact of growing concerns about the global economy may not have trickle down effects on the local economy in which the Company operates. Should global economic conditions worsen, it could negatively impact, among other things, the financial condition of borrowers to whom the Company has extended credit.

Heritage Oaks Bancorp | - 39 -

In this instance, the Company may suffer credit losses and be required to make further, and possibly significant, provisions to the allowance for loan losses, which would have a direct and adverse impact on our earnings and profitability.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Estimates that are particularly susceptible to significant change because they require management to make material estimates and assumptions related to the determination of the allowance for loan losses, the valuation of real estate acquired through foreclosure, the carrying value of the Company’s deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

Allowance for Loan Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the specific credit component of the allowance for loan losses for non-performing loans in the loan portolio and the value of foreclosed real estate, management obtains independent appraisals for significant properties.  While management uses available information to recognize losses on non-performing loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions.

The general portfolio allocation of the allowance is determined by pooling performing loans by collateral type and purpose.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.  In addition qualitatively determined adjustments are made to the historical loss history to give effect to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Because of all of the variables that go into the determination of both the specific and general allocation components of the allowance for loan losses, as well as the valuation of foreclosed real estate, it is reasonably possible that the allowance for loan losses and foreclosed real estate values may change in future periods.  See also Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance must be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on management’s ongoing assessment of the realizability of its deferred tax assets, it reduced the level of the valuation allowance in 2011.  In 2012, the Company determined that it was more likely than not that the entire deferred tax asset balance would be fully realized and therefore reversed the remaining valuation allowance over the first nine months of 2012.  See also Note 6. Income Taxes, of the condensed consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Fair Value of Financial Instruments

The degree of judgment utilized by management in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.

Heritage Oaks Bancorp | - 40 -

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

Where You Can Find More Information

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Annual Report on Form 10-K; Quarterly Report on Form 10-Q; Current Report on Form 8-K; and a Proxy Statement on Form DEF 14A. The Company may file additional forms from time to time. The SEC maintains an internet site, www.sec.gov, from which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.

The Company posts these reports and other filings to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	For the quarters ended,
(dollar amounts in thousands except per share data)	09/30/12	06/30/12	03/31/12	12/31/11	09/30/11	06/30/11	03/31/11	12/31/10

Return on average assets, annualized	2.46%	0.75%	0.65%	1.66%	0.85%	0.40%	0.22%	0.21%

Return on average equity, annualized	18.60%	5.66%	4.82%	12.87%	6.67%	3.10%	1.73%	1.67%

Return on average common equity, annualized	21.40%	5.55%	4.49%	14.98%	6.83%	2.37%	0.65%	0.10%

Average equity to average assets	13.22%	13.25%	13.51%	12.93%	12.80%	12.86%	12.51%	12.29%

Average common equity to average assets	10.85%	10.83%	11.00%	10.43%	10.30%	10.29%	10.00%	9.94%

Net interest margin	4.36%	4.41%	4.72%	4.67%	4.67%	4.80%	4.73%	4.58%

Efficiency ratio*	65.47%	69.75%	65.70%	66.17%	66.52%	68.78%	70.56%	73.84%

Average loans to average deposits	80.76%	81.80%	84.13%	82.29%	81.64%	85.76%	86.41%	85.42%

Net income	$6,428	$1,897	$1,585	$4,130	$2,119	$954	$522	$517

Net income available to common shareholders	$6,071	$1,522	$1,204	$3,879	$1,746	$584	$157	$26

Earnings per common share:
Basic	$0.24	$0.06	$0.05	$0.16	$0.07	$0.02	$0.01	$-
Diluted	$0.23	$0.06	$0.05	$0.15	$0.07	$0.02	$0.01	$-
Weighted average outstanding shares:
Basic	25,089,325	25,076,226	25,057,664	25,054,204	25,054,027	25,050,584	25,035,012	25,004,697
Diluted	26,430,717	26,399,117	26,290,370	26,261,179	26,254,045	26,252,066	26,251,608	26,247,491

* The efficiency ratio is defined as total non interest expense as a percent of the combined net interest income plus non interest income, exclusive of gains and losses on securities sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs and gains and losses on sale of fixed assets.

Heritage Oaks Bancorp | - 41 -

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates. For the three months ended September 30, 2012 and 2011, the net interest margin was 4.36% and 4.67%, respectively.  For the nine months ended September 30, 2012 and 2011, the net interest margin was 4.49% and 4.73%, respectively.

For the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011, increased competition, coupled with the impact of a fragile economic and low interest rate environment, has had an adverse impact on yields on new and renewing loans. In addition, the low interest rate environment has had a two-fold impact on securities’ yields as new investments are typically providing lower yields and existing investments in mortgage backed securities are seeing increased levels of refinancing of the underlying mortgages, which is resulting in acceleration of the amortization of premiums paid on these securities.  All of these factors have combined to reduce the yield on earning assets for the three and nine months ended September 30, 2012 by 44 basis points and 39 basis points, respectively. The mix of average earning assets for the nine months ended September 30, 2012 has also contributed to the decline in the yield on earning assets, as a larger percentage of earning assets was invested in lower yielding securities as opposed to higher yielding loans.  However, the return to growth in the loan portfolio late in the second quarter and on into the third quarter has begun to contribute to a more favorable earning asset mix in the third quarter of 2012.  Decreases in funding costs related to shifts in the composition of deposits from interest bearing accounts to more liquid and fully insured non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets.

Forgone interest on non-accrual loans continues to be a strain on interest income for the three and nine months ended September 30, 2012, largely due to the increase in non-accrual loans during the first half of 2012, which increase largely reversed the favorable trend seen in 2011. Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.3 million and $0.3 million during the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $1.4 million during the nine months ended September 30, 2012 and 2011, respectively.

Our earnings are influenced by changes in interest rates.  The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities and it is once again slightly net asset sensitive. A large percentage of our interest sensitive assets and liabilities re-price immediately with changes in Federal Funds and other capital markets’ interest rates.  While declines in interest rates has resulted in a significant portion of the loan portfolio being at floor rates, modifications in the loan floor terms over the last twelve months as part of loan renewals have effectively reduced the level of upward interest rate movement required to see improvement in yields on impacted loans.     See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on our the variable rate component of our loan portfolio.

Heritage Oaks Bancorp | - 42 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the three months ended September 30, 2012 and 2011:

	For the three months ended			For the three months ended
	September 30, 2012			September 30, 2011
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Investments with other banks	$-	0.00%	$-	$33	2.64%	$-
Interest bearing due from banks	13,042	0.15%	5	16,368	0.17%	7
Federal funds sold	-	0.00%	-	-	0.00%	-
Investment securities taxable	204,291	2.45%	1,256	201,756	2.94%	1,497
Investment securities non taxable	62,634	3.35%	527	38,355	3.95%	382
Other investments	6,478	0.92%	15	6,659	0.71%	12
Loans (1) (2)	678,655	5.70%	9,716	659,443	6.12%	10,174
Total interest earning assets	965,100	4.75%	11,519	922,614	5.19%	12,072

Allowance for loan losses	(18,207)			(21,530)
Other assets	92,880			83,012

Total assets	$1,039,773			$984,096

Interest Bearing Liabilities
Interest bearing demand	$70,664	0.13%	$23	$64,063	0.12%	$20
Savings	36,454	0.10%	9	36,337	0.12%	11
Money market	295,792	0.34%	256	270,596	0.48%	330
Time deposits	182,138	0.94%	431	210,154	1.35%	713
Total interest bearing deposits	585,048	0.49%	719	581,150	0.73%	1,074
Federal Home Loan Bank borrowing	45,527	1.48%	169	31,810	1.27%	102
Junior subordinated debentures	8,248	2.22%	46	8,248	1.97%	41
Total borrowed funds	53,775	1.59%	215	40,058	1.42%	143
Total interest bearing liabilities	638,823	0.58%	934	621,208	0.78%	1,217
Non interest bearing demand	255,241			226,595
Total funding	894,064	0.42%	934	847,803	0.57%	1,217
Other liabilities	8,252			10,291
Total liabilities	902,316			858,094

Stockholders’ Equity
Total stockholders’ equity	137,457			126,002
Total liabilities and stockholders’ equity	$1,039,773			$984,096

Net interest margin (3)		4.36%			4.67%

Interest rate spread		4.17%	$10,585		4.41%	$10,855

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 43 -

The tables below set forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the nine months ended September 30, 2012 and 2011:

	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2011
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Investments with other banks	$-	0.00%	$-	$77	1.74%	$1
Interest bearing due from banks	14,920	0.16%	18	16,337	0.20%	24
Federal funds sold	-	0.00%	-	936	0.00%	-
Investment securities taxable	201,517	2.57%	3,883	178,095	2.91%	3,880
Investment securities non taxable	54,901	3.47%	1,428	39,535	3.84%	1,136
Other investments	6,532	1.10%	54	7,452	0.75%	42
Loans (1) (2)	665,365	5.88%	29,289	670,710	6.21%	31,132
Total interest earning assets	943,235	4.91%	34,672	913,142	5.30%	36,215

Allowance for loan losses	(19,227)			(23,702)
Other assets	88,317			84,994
Total assets	$1,012,325			$974,434

Interest Bearing Liabilities:
Interest bearing demand	$66,474	0.11%	$55	$64,362	0.16%	$79
Savings	35,251	0.10%	27	32,020	0.15%	37
Money market	286,040	0.37%	792	274,112	0.51%	1,055
Time deposits	186,264	1.03%	1,442	219,764	1.43%	2,350
Total interest bearing deposits	574,029	0.54%	2,316	590,258	0.80%	3,521
Federal Home Loan Bank borrowing	50,115	1.25%	468	38,783	0.93%	271
Junior subordinated debentures	8,248	2.40%	148	8,248	2.03%	125
Total borrowed funds	58,363	1.41%	616	47,031	1.13%	396
Total interest bearing liabilities	632,392	0.62%	2,932	637,289	0.82%	3,917
Non interest bearing demand	235,588			202,936
Total funding	867,980	0.45%	2,932	840,225	0.62%	3,917
Other liabilities	9,454			10,225
Total liabilities	877,434			850,450

Stockholders’ Equity:
Total stockholders’ equity	134,891			123,984
Total liabilities and stockholders’ equity	$1,012,325			$974,434

Net interest margin (3)		4.49%			4.73%

Interest rate spread		4.29%	$31,740		4.48%	$32,298

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

For the three months ended September 30, 2012, average interest-earning assets were $42.5 million higher than that reported in the corresponding period in 2011.  The Company’s average investment in its securities portfolio increased by $26.8 million for the quarter ended September 30, 2012 as compared to the corresponding period in 2011.  In addition, during the third quarter of 2012 the Company’s average loan balances increased by $19.2 million as compared to the corresponding period in 2011.

For the nine months ended September 30, 2012, average interest-earning assets were $30.1 million higher than that reported over the corresponding period in 2011.  The Company’s average investment in its securities portfolio increased by $38.8 million for the nine months ended September 30, 2012 as compared to the corresponding period in 2011.  Increases in the average balance of the securities portfolio during the first nine months of 2012 were partially offset by the $5.3 million decrease in average loan balances, and $1.9 million decrease in Federal Funds Sold and other investments as compared to the same period ended a year earlier.

Heritage Oaks Bancorp | - 44 -

The decline in the yield on interest-earning assets for both the three and nine months ended September 30, 2012 can be attributed to three key factors: declines in the average returns on the loan portfolio due to continued downward rate pressure on new loans and renewals;  the change of the mix of interest-earning assets away from higher yielding loans to lower yielding investment securities, discussed above; and declines in the yields on the investment securities purchased over the last year due to continued market pressures on interest rates.  For the nine months ended September 30, 2012, the adverse impacts of the shift in interest-earning assets and declines in investment security and loan yields were partially offset by the declines in the level of interest reversals and forgone interest on non-accruing loans and lost interest due to troubled debt restructuring (“TDR”) rate concessions associated with declines in non-performing loans.

The yield on the loan portfolio for the three months ended September 30, 2012 decreased 42 basis points to 5.70% from the corresponding period in 2011.  For the nine months ended September 30, 2012, the yield on the loan portfolio declined 33 basis points to 5.88% from the corresponding period in 2011. These declines were largely attributable to declines in interest rates on new loans issued and loans renewed in the last year, which were driven by increased competition in the Company’s primary market area and the historically low interest rates being set by the government to spur economic recovery.  In addition, the nine months ended September 30, 2011 included $0.2 million of prepayment penalties and related accelerations of unearned fees on loan payoffs in 2011, for which there were no comparable amounts in 2012. This decline in prepayment income in 2012 represented 3 basis points of the decline in yield in nine months ended September 30, 2012 as compared to the corresponding period in 2011. These downward pressures on loan yields were partially offset by a decline in the level of forgone interest on non-accrual loans from $1.4 million to $1.0 million for the nine month periods ended September 30, 2011 and 2012, respectively. Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 21 basis points and 16 basis points for the three and nine months ended September 30, 2012, respectively, as compared to 22 basis points and 30 basis points for the corresponding periods in 2011.

Beginning in 2009 and continuing through the first quarter of 2012, new loan originations slowed due in part to a decline in loan demand and in part due to the impact of tighter underwriting standards resulting in fewer loans that meet our underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, we invested excess liquidity primarily in shorter-termed, agency mortgage backed securities, municipal securities and in short to intermediate duration corporate bonds.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as these recently acquired investment securities currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Company to maximize yields on excess liquidity, while ensuring adequate cash flow to support potential loan growth in future periods.  Beginning in the second quarter of 2012, we began to experience renewed loan demand and growth in our loan portfolio.  Assuming this loan growth continues over the next several quarters, we should begin to realize an improved mix in earning assets which should help to stabilize our net interest margin.

The average balance of interest bearing liabilities was $17.6 million higher for the three months ended September 30, 2012, than that reported for the same period a year earlier.  Year over year increases in the average balance of interest bearing liabilities can be attributed in large part to Federal Home Loan Bank borrowings, which have increased $13.7 million as we have locked in historically low long-term fixed interest rates to fund cash needs for loan growth and to repurchase three of the Bank’s branches and our administrative offices.  In addition, we have also experienced a net increase in interest bearing deposits as increases in interest bearing demand and money market balances have more than offset the decrease in time deposits, as it appears our customers have deferred renewal decisions on certificates of deposit while they evaluate their options to maximize their returns on their invested cash in the current low interest rate environment.

The average balance of interest bearing liabilities was $4.9 million lower for the nine months ended September 30, 2012, than that reported for the same period a year earlier.  The year to date decrease in the average balance of interest bearing liabilities can be attributed to $16.2 million in declines in interest bearing deposits, most notably time deposits.  We attribute the decrease in time deposits in part to the previously mentioned migration to other interest bearing account categories, such as savings, and non-interest bearing deposits.  The decrease in interest bearing deposits was partially offset by the increase in Federal Home Loan Bank borrowings, noted above, as we locked in historically low, long-term fixed rate funds.

The rate paid on interest bearing deposits declined by 24 basis points, to 0.49% for the three months ended September 30, 2012 as compared to the same period a year earlier.  The rate paid on interest bearing deposits declined by 26 basis points, to 0.54% for the nine months ended September 30, 2012 as compared to the same period a year earlier.  These declines are in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.

Heritage Oaks Bancorp | - 45 -

Although such efforts have contributed to a moderate decline in time deposits, the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these factors.

In addition, while on a comparative basis we have experienced a decline in interest bearing deposits for the three and nine months ended September 30, 2012 as compared to the same periods a year earlier, our average non-interest bearing demand deposit balances have increased on a comparative basis by $28.6 million and $32.7 million, respectively, to $255.2 million and $235.6 million for the three and nine months ended September 30, 2012, respectively.  These increases in non-interest bearing demand balances have served to reduce our total funding cost by 16 basis points and 17 basis points, for the three and nine months ended September 30, 2012, respectively, as compared to the cost of our interest bearing liabilities alone. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments, and to a lesser degree the impacts of unlimited deposit insurance coverage on non-interest bearing demand accounts, which coverage is currently scheduled to expire at the end of this year.  As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels and therefore how long we will benefit from this low cost source of funds. Our total cost of funds for the three and nine months ended September 30, 2012 was 0.42% and 0.45%, respectively, a decrease of 15 basis points and 17 basis points, respectively, as compared to the same periods ended a year earlier.

For the three and nine months ended September 30, 2012, the average rate paid on interest bearing liabilities was 0.58% and 0.62%, respectively, as compared to 0.78% and 0.82%, respectively, for the corresponding periods in 2011.  The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for the Federal Home Loan Bank borrowings due to a strategy designed to lock in historically low fixed rates on longer term borrowings as compared to the Company’s traditional reliance on a heavier mix of lower cost, variable rate short-term borrowings.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2012 over the same periods ended in 2011, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the three months ended			For the nine months ended
	September 30, 2012 over 2011			September 30, 2012 over 2011
(dollar amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Investments with other banks	$-	$-	$-	$(1)	$-	$(1)
Interest bearing due from banks	(1)	(1)	(2)	(2)	(4)	(6)
Federal funds sold	-	-	-	-	-	-
Investment securities taxable	18	(259)	(241)	481	(478)	3
Investment securities non-taxable (1)	320	(100)	220	620	(177)	443
Taxable equivalent adjustment (1)	(109)	34	(75)	(211)	60	(151)
Other investments	-	3	3	(4)	16	12
Loans	310	(768)	(458)	(243)	(1,600)	(1,843)

Net increase / (decrease)	538	(1,091)	(553)	640	(2,183)	(1,543)

Interest expense:
Savings, NOW, money market	33	(106)	(73)	57	(354)	(297)
Time deposits	(87)	(195)	(282)	(323)	(585)	(908)
Federal Home Loan Bank borrowing	39	28	67	66	131	197
Junior subordinated debentures	-	5	5	-	23	23

Net decrease	(15)	(268)	(283)	(200)	(785)	(985)

Total net increase / (decrease)	$553	$(823)	$(270)	$840	$(1,398)	$(558)

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Heritage Oaks Bancorp | - 46 -

Provision for Loan Losses

As more fully discussed in Note 4. Allowance for Loan Losses, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q, the allowance for loan losses has been established by management in order to provide for those loans, which for a variety of reasons may not be repaid in their entirety.  The allowance is maintained at a level considered by management to be adequate to provide for probable incurred credit losses and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

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

The Company’s provision for loan losses was $1.3 million and $7.7 million in the three and nine months ended September 30, 2012, respectively.  This represents increases of $0.2 million and $2.3 million, respectively, as compared to the amount reported for the same periods a year earlier.  The Company recently migrated to a more granular loan risk grading scale after completing a grade recertification and full review of all loan relationships equal to or greater than $500 thousand, which represented 74% of gross loans. While this review was primarily focused on ensuring existing loans were properly graded based on the new methodology, it provided additional insights on the overall credit quality of this portion of the portfolio.  The increases in the provision for loan losses are primarily attributable to increased reserve requirements associated with updated specific reserve calculations and related charge-offs. The incremental provision requirements for these increases in specific reserves during the first nine months of 2012 were partially offset by reduced provision requirements on the majority of the remaining loan portfolio amounting to $1.9 million due to: continued improvement in our historical loss data as older higher loss level periods roll out of the loss history window and are replaced by more recent losses at lower loss rates; and  improvements in the qualitative portfolio factors which resulted from improvements in both the national and local economic indicators. Both of these factors form the basis for the general reserve portion of the allowance for loan losses.  As of September 30, 2012, the Company’s allowance for loan losses represented 2.65% of total gross loans.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below set forth changes in non-interest income for the three and nine month periods ended September 30, 2012 compared to the same periods ended in 2011:

	For the three months ended		For the nine months ended		Variances		Variances
	September 30,		September 30,		For the three months		For the nine months
(dollar amounts in thousands)	2012	2011	2012	2011	dollar	percentage	dollar	percentage
Fees and service charges	$611	$659	$1,948	$1,820	$(48)	-7.3%	$128	7.0%
Mortgage gain on sale and origination fees	1,181	734	3,071	1,750	447	60.9%	1,321	75.5%
Debit/credit card fee income	460	430	1,322	1,211	30	7.0%	111	9.2%
Earnings on bank owned life insurance	148	147	452	444	1	0.7%	8	1.8%
Gain on sale of investment securities	329	595	1,696	1,187	(266)	-44.7%	509	42.9%
Gain / (loss) on sale of other real estate owned	102	(266)	112	(587)	368	-138.3%	699	-119.1%
Other Income	153	258	399	691	(105)	-40.7%	(292)	-42.3%

Total	$2,984	$2,557	$9,000	$6,516	$427	16.7%	$2,484	38.1%

Non-interest income increased by $0.4 million and $2.5 million for the three and nine months ended September 30, 2012, respectively, from that reported for the corresponding periods in 2011.  The primary drivers for the increases in both the three and nine month periods, as compared to the corresponding periods in 2011 were increases in mortgage gain on sale and origination fees and improvements in the gain/(loss) on sale of OREO.   In addition for the nine months ended September 30, 2012, we realized improved gains on sale of investment securities.  The increase in gains on sales of investment securities was driven by improvements in the fair market value of the securities portfolio over the last year which translated into greater gains on sale of such securities.

Heritage Oaks Bancorp | - 47 -

Specifically, during the three and nine months ended September 30, 2012, the Company sold $41.9 million and $95.8 million, respectively, of securities that resulted in gains of $0.3 million and $1.7 million, respectively. This compares to $30.0 million and $108.6 million of securities sold in the three and nine months ended September 30, 2011, respectively, that resulted in gains of $0.6 million and $1.2 million, respectively. The increases in the mortgage related income for both the three and nine months ended September 30, 2012 were driven by investments we have made over the past year in the infrastructure and staffing levels of our mortgage business, which when combined with the current favorable interest rate environment led to increased refinancing and new home purchase loan activity and correspondingly to increased mortgage gain on sale and fee income as compared to the corresponding periods last year.   The improvements in the gain/(loss) on sale of OREO is attributable to a more stable real estate market and reduced risk of loss in value due to the passage of time as on average OREO assets have been turning over more quickly in the last twelve months.

Non-Interest Expenses

The tables below set forth changes in non-interest expenses for the three and nine month periods ended September 30, 2012 compared to the same periods ended in 2011:

	For the three months ended		For the nine months ended		Variances		Variances
	September 30,		September 30,		For the three months		For the nine months
(dollar amounts in thousands)	2012	2011	2012	2011	dollar	percentage	dollar	percentage
Salaries and employee benefits	$4,532	$4,434	$13,522	13,371	$98	2.2%	$151	1.1%
Equipment	395	399	1,223	1,327	(4)	-1.0%	(104)	-7.8%
Occupancy	728	888	2,542	2,768	(160)	-18.0%	(226)	-8.2%
Promotional	171	156	432	491	15	9.6%	(59)	-12.0%
Data processing	551	801	1,911	2,253	(250)	-31.2%	(342)	-15.2%
OREO related costs	54	162	217	556	(108)	-66.7%	(339)	-61.0%
Write-downs of foreclosed assets	53	89	86	968	(36)	-40.4%	(882)	-91.1%
Regulatory assessment costs	371	503	1,238	1,834	(132)	-26.2%	(596)	-32.5%
Audit and tax advisory costs	146	188	473	514	(42)	-22.3%	(41)	-8.0%
Directors fees	126	102	358	338	24	23.5%	20	5.9%
Outside services	730	296	1,572	1,035	434	146.6%	537	51.9%
Provision for potential mortgage repurchases	125	329	982	329	(204)	-62.0%	653	198.5%
Amortization of intangible assets	86	96	258	356	(10)	-10.4%	(98)	-27.5%
Other general operating costs	727	607	1,843	1,957	120	19.8%	(114)	-5.8%

Total	$8,795	$9,050	$26,657	$28,097	$(255)	-2.8%	$(1,440)	-5.1%

The declines in non-interest expense for the three and nine months ended September 30, 2012 were largely driven by:

Write-downs of Foreclosed Assets and OREO Related Costs

For the three and nine months ended September 30, 2012, write-downs of foreclosed assets and OREO related costs in total decreased approximately $0.1 million and $1.2 million, respectively from that reported in the same periods a year earlier.  These decreases were primarily a result of the OREO portfolio being significantly larger in 2011 than it was in 2012 and therefore subject to more valuation risk and more operating costs to carry the OREO properties.  The size of the OREO portfolio diminished over 2011, as the Company entered into and closed several OREO sales over the year.  However, updated market valuation data on the properties sold during 2011 drove additional valuation allowance adjustments leading up to the sale of the properties.

Regulatory Assessment Costs

For the three and nine months ended September 30, 2012, regulatory assessment costs decreased  approximately $0.1 million and $0.6 million, respectively over amounts reported for the same three and nine month periods a year ago.  The year over year decreases within this category can be attributed in large part to the FDIC’s new insurance assessment model that went into effect in the second quarter of 2011 as well as reductions triggered by the lifting of the Consent Order in the first part of the second quarter 2012.

Heritage Oaks Bancorp | - 48 -

Occupancy

For both the three and nine months ended September 30, 2012, occupancy costs decreased approximately $0.2 million. This decline is largely due to reductions in facility rental costs attributable to the repurchase of three branches and our administrative office building in the first quarter of 2012 and the completion of the consolidation of three branch offices into near-by locations in the latter half of the second quarter of 2012.  The savings in rental costs were only partially offset by increased depreciation costs associated with owning the buildings as opposed to leasing them.  The net savings resulting from buying the buildings back and the branch consolidation totaled $0.2 million for both the three and nine months ended September 30, 2012.  The year to date savings were partially offset by provisions for lease terminations associated with the three branch closures.

The declines in non-interest expense for the nine months ended September 30, 2012 discussed above were partially offset by a $0.7 million increase in provision for potential mortgage repurchases.  This increase was largely driven by estimated losses related to potential mortgage repurchases based on new claims of fraudulent borrower activities in the second quarter of 2012.  Repurchase requests are relatively rare for the Bank, in fact the total expense for mortgage repurchases has been less than $1 million in the last 8 years.  Our internal review has identified that the recent claims relate to loans made to related borrowers over five years ago. We do not believe the requests are in any way indicative of systemic problems with the Bank’s underwriting or origination process or that there is significant exposure to repurchase requests other than those arising from the loans to the borrowers in question, which totaled $2.8 million inclusive of the mortgages provided for in the second and third quarters of 2012.  In addition, our outside service costs increased by $0.4 million and $0.5 million in the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011 largely due to the timing of legal services provided related to the preparation for the annual shareholder meeting, our filing of registration statements related to our Series A Preferred Stock and related warrants and our Series C Preferred Stock and consulting services related to identifying operating efficiencies within the Bank.  Although there have been some benefits already realized from the operating efficiency studies, the majority of the identified savings are not expected to begin to be realized until the first quarter of 2013.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2012, the Company recorded an income tax benefit of approximately $2.9 million and $3.5 million, respectively.  This compares to $1.2 million and $1.8 million of income tax expense the Company recorded for the same periods in 2011.  The changes in the provision for income taxes for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, can be attributed to the Company’s reversal of $4.1 million and $5.6 million for the three and nine months ended September 2012, respectively, of deferred tax asset valuation allowance partially offset by increased taxes provided on improved year over year pre-tax earnings.  The Company’s effective tax rate was (84.3)% and (54.8)% for the three and nine months ended September 30, 2012, respectively.  The effective tax rate for the corresponding periods in 2011 was 35.3% and 32.8%, respectively.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard.  Management evaluates the realizability of the deferred tax assets on a quarterly basis.  As a result of this analysis for the three and nine months ended September 30, 2012, it was determined that $4.1 million and $5.6 million, respectively, of the partial valuation allowance on the Company’s deferred tax assets were now more likely than not that they would be realizable.  The reversal of allowance in 2012 reflected the impacts of numerous factors, such as continued quarterly earnings and improvements in credit quality that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets.   Please see Note 6. Income Taxes, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q for additional information concerning the Company’s deferred tax assets.

Financial Condition

At September 30, 2012, total assets were approximately $1,058.7 million.  This represents an increase of approximately $71.5 million or 7.2% over that reported at December 31, 2011.  The increase in total assets is primarily attributable to the investment of funds received from the inflow of deposits during 2012 in loans and securities, and the repurchase of three branch buildings and our administrative building in an effort to reduce our occupancy costs.

At September 30, 2012, total deposits were approximately $855.0 million or approximately $68.8 million higher than that reported at December 31, 2011.  The Company’s deposit gathering success is benefiting from both the very liquid nature of the market, as well as a series of branch-based deposit campaigns that began with the start of 2012 and are focused on relationship deepening and cross selling.

Heritage Oaks Bancorp | - 49 -

Loans

Summary of Market Conditions

Despite the recent signs of stabilization in the local economies in which the Company operates, loan demand remained tepid for much of 2011 and into the first quarter of 2012.  However, with the addition of our new sales team that is focused on our region’s largest industry, agriculture, as well as the commercial and small business segments of the market and expanded efforts by our mortgage lending team, the Bank was able to generate net loan growth in the both the second and third quarters of 2012, marking the first quarterly growth since the fourth quarter of 2009.  We continue to see the early signs of borrower activity and we anticipate that this increased activity in our existing markets, coupled with our new sales team and our expansion into Ventura County with the opening of a new loan production office in August, followed by a second loan production office to open in Goleta in the fourth quarter 2012, could contribute to continued growth in our loan portfolio for the foreseeable future. Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the global, national, state and local economies may further impact local borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, management continues to closely monitor credit trends and leading indicators for additional signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company has devoted considerable resources to monitoring credit in order to take appropriate steps when and if necessary to mitigate any material adverse impacts on the Company.

Credit Quality

The Company’s primary business is the extension of credit to individuals and businesses and safekeeping of customers’ deposits. The Company’s policies concerning the extension of credit require risk analyses, including an extensive evaluation of the purpose for the loan request and the borrower’s ability and willingness to repay the Bank as agreed. The Company also considers other factors when evaluating whether or not to extend new credit to a potential borrower. These factors include the current level of diversification in the loan portfolio and the impact that funding a new loan will have on that diversification, legal lending limit constraints, current concentrations of credit and any regulatory limitations concerning the extension of certain types of credit.

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

Summary of Loan Portfolio

At September 30, 2012, total gross loan balances were $678.3 million.  This represents an increase of approximately $32.0 million or 5.0% from the $646.3 million reported at December 31, 2011.  The growth in loans that occurred in the second and third quarters of 2012 represents the first reported net increases in gross loans since the fourth quarter of 2009.

Heritage Oaks Bancorp | - 50 -

The following table provides a summary of year to date variances in the loan portfolio as of September 30, 2012:

	September 30,	December 31,	Variance
(dollar amounts in thousands)	2012	2011	dollar	percentage
Real Estate Secured
Multi-family residential	$16,429	$15,915	$514	3.23%
Residential 1 to 4 family	37,837	20,839	16,998	81.57%
Home equity line of credit	32,422	31,047	1,375	4.43%
Commercial	374,799	357,499	17,300	4.84%
Farmland	23,416	8,155	15,261	187.14%

Total real estate secured	484,903	433,455	51,448	11.87%

Commercial
Commercial and industrial	119,496	141,065	(21,569)	-15.29%
Agriculture	17,948	15,740	2,208	14.03%
Other	66	89	(23)	-25.84%

Total commercial	137,510	156,894	(19,384)	-12.35%

Construction
Single family residential	11,267	13,039	(1,772)	-13.59%
Single family residential - Spec.	420	8	412	5150.00%
Multi-family	787	1,669	(882)	-52.85%
Commercial	14,401	8,015	6,386	79.68%

Total construction	26,875	22,731	4,144	18.23%

Land	23,633	26,454	(2,821)	-10.66%
Installment loans to individuals	5,146	6,479	(1,333)	-20.57%
All other loans (including overdrafts)	281	273	8	2.93%

Total gross loans	678,348	646,286	32,062	4.96%

Deferred loan fees	977	1,111	(134)	-12.06%
Reserve for loan losses	17,987	19,314	(1,327)	-6.87%

Total net loans	$659,384	$625,861	$33,523	5.36%

Loans held for sale	$12,590	$21,947	$(9,357)	-42.63%

Heritage Oaks Bancorp | - 51 -

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio as of September 30, 2012:

	September 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$36,971	$719	$37,690	7.5%	29.3%	47	$5,000
Professional	50,536	100	50,636	10.0%	39.4%	80	9,710
Hospitality	105,173	1,099	106,272	21.0%	82.6%	47	10,692
Multi-family	16,429	-	16,429	3.2%	12.8%	20	3,128
Home equity lines of credit	32,422	18,417	50,839	10.0%	39.5%	348	1,340
Residential 1 to 4 family	37,837	79	37,916	7.5%	29.4%	94	2,760
Farmland	23,416	771	24,187	4.8%	18.8%	22	4,800
Healthcare / medical	27,103	-	27,103	5.4%	21.1%	33	7,500
Restaurants / hospitality	7,206	105	7,311	1.4%	5.7%	13	2,541
Other commercial	123,186	77	123,263	24.3%	95.8%	131	6,720
Other	24,624	164	24,788	4.9%	19.3%	20	13,813

Total real estate secured	$484,903	$21,531	$506,434	100.0%	393.6%	855	$13,813

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2012.

As of September 30, 2012, real estate secured balances represented approximately $484.9 million or 71.5% of total gross loans.  When compared to that reported at December 31, 2011, this represents an increase of approximately $51.4 million or 11.9%.  The primary factor behind the year to date increase can be attributed to increases across all real estate components, but most significantly in the residential 1 to 4 family component, commercial real estate and farmland components.  Residential 1 to 4 family increased $17.0 million in the first nine months of 2012 as new residential mortgage originations identified for portfolio growth, as opposed to sale, expanded this portfolio in the second and third quarters of 2012. The increase in the commercial component is primarily tied to new loan originations during 2012, which exceeded payments on existing loans by $19.7 million.  These increases in commercial real estate were partially offset by $2.4 million in year to date charge-offs in the commercial component.  Farmland increased by $15.3 million, which was driven by $15.9 million of new loans originated and advances on existing loans in the first nine months of 2012 as part of the Bank’s increased focus on agriculture related lending, partially offset by payment activity against existing loans.

As of September 30, 2012, a total of $56.3 million of the real estate secured balance was risk graded as special mention or substandard, with the largest single component being the commercial segment which represented $46.6 million.  This compares to $51.0 million of the real estate secured balance and $46.3 million of commercial real estate being risk graded special mention or substandard as of December 31, 2011.  The change in both the real estate segment in total and the more specifically the commercial real estate segment is attributable to a few credits being categorized as special mention during the third quarter of 2012.  As previously noted, in early October 2012, one of the largest credits in the commercial real estate component made a material pay-down against their outstanding balance which would have resulted in the combined level of special mention and substandard being effectively flat with the reported December 31, 2011 balance had the payment been received in September as originally expected.  Also impacting the overall increase in real estate secured and more specifically the farmland component was the transfer of a loan that had been reported as special mention in the construction segment in prior periods into farmland, as special mention, upon the completion of construction during the second quarter of 2012.

At September 30, 2012, real estate secured balances, including undisbursed commitments, represented 393.6% of the Bank’s total risk-based capital, compared to the 368.8% reported at December 31, 2011. The increase in this ratio can be attributed to the increases seen in all components of the real estate secured loan segment.

At September 30, 2012, approximately $174.1 million or 35.9% of the real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp | - 52 -

Commercial

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio as of September 30, 2012:

	September 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$4,043	$5,361	$9,404	4.8%	7.3%	36	$2,500
Oil gas and utilities	1,305	1,233	2,538	1.3%	2.0%	5	988
Construction	15,971	18,521	34,492	17.7%	26.8%	153	5,000
Manufacturing	11,219	8,684	19,903	10.2%	15.5%	89	2,000
Wholesale and retail	9,341	6,973	16,314	8.4%	12.7%	115	1,174
Transportation and warehousing	2,649	850	3,499	1.8%	2.7%	37	625
Media and information services	4,180	2,554	6,734	3.5%	5.2%	27	1,700
Financial services	6,353	2,276	8,629	4.4%	6.7%	48	1,580
Real estate / rental and leasing	16,154	7,386	23,540	12.1%	18.3%	95	1,800
Professional services	13,761	10,701	24,462	12.6%	19.0%	143	2,845
Healthcare / medical	11,364	6,693	18,057	9.3%	14.0%	112	11,464
Restaurants / hospitality	18,688	3,095	21,783	11.2%	16.9%	86	6,000
All other	4,468	886	5,354	2.7%	4.2%	82	1,200

Commercial and industrial	$119,496	$75,213	$194,709	100.0%	151.3%	1,028	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2012.

At September 30, 2012, commercial and industrial (“C&I”) loans represented approximately $119.5 million or 17.6% of total gross loan balances.  This represents a decline of approximately $21.6 million or 15.3% from December 31, 2011.  The year to date decline can be attributed in part to the transfer of $3.9 million of the C&I loan balance to land segment related to the large credit issue addressed in the first quarter of 2012, which was modified in the second quarter of 2012 resulting in the entire modified loan relationship being classified as a land loan at September 30, 2012.  In addition, pay-downs and payoffs exceeded new advances and the funding of new loans during the first nine months of 2012 across several components of the C&I segment.  As a result of these factors, the ratio of total commercial and industrial loan balances, including undisbursed commitments, to risk-based capital declined from 173.2% at December 31, 2011 to 151.3% at September 30, 2012. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.

As of September 30, 2012, a total of $14.4 million of the C&I balance was risk graded as special mention or substandard.  This compares to $18.0 million of the C&I balance being risk graded special mention or substandard as of December 31, 2011.  The improvement in the credit risk grade profile of C&I is attributable to pay downs and pay offs of loans in these higher risk grades primarily during the third quarter of 2012.

Agriculture

At September 30, 2012, agriculture balances totaled approximately $17.9 million or 2.6% of total gross loan balances, which represents an approximate $2.2 million increase when compared to that reported at December 31, 2011.  The increase in the balance associated with loan production from our new lending team was partially offset by $1.7 million of charge-offs as well as payment activity of $3.5 million.  At September 30, 2012 and December 31, 2011, agriculture balances, including undisbursed commitments, represented 25.1% and 12.7%, respectively, of the Bank’s total risk-based capital.  The increase in the percentage of risk-based capital is largely due to a significant increase in the level of undisbursed commitments related to new loan production in the second and third quarters of 2012.

As of September 30, 2012, a total of $2.0 million of the agriculture balance was risk graded as special mention or substandard.  This compares to $4.4 million of the agriculture balance being risk graded special mention or substandard as of December 31, 2011.  The improvement in the credit risk grade profile of agriculture is largely attributable to the charge-offs during the first nine months of 2012.

Heritage Oaks Bancorp | - 53 -

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio as of September 30, 2012:

	September 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$11,267	$3,513	$14,780	44.9%	11.5%	11	$5,250
Single family residential - Spec.	420	415	835	2.5%	0.6%	1	835
Multi-family	787	-	787	2.4%	0.6%	1	1,698
Commercial	14,401	2,106	16,507	50.2%	12.8%	5	5,460

Total construction	$26,875	$6,034	$32,909	100.0%	25.6%	18	$5,460

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2012.

At September 30, 2012, construction balances represented approximately $26.9 million or 4.0% of total gross loan balances, an increase of $4.1 million or 18.2% from that reported at December 31, 2011. This increase is in part the result of draws on existing construction loans outpacing payment activity and transfers out of construction and into other real estate loan types by $4.2 million.  The balance of the increase is tied to new loan originations, partially offset by $0.7 million of charge-offs. The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 32.2% at December 31, 2011 to 25.6% at September 30, 2012. The decline in this ratio can be attributed to the level of risk based capital increasing at a disproportionally higher rate than the increase seen in the construction loan segment.

As of September 30, 2012, a total of $1.8 million of the construction balance was risk graded as special mention or substandard, all of which was related to commercial real estate construction.  This compares to $6.9 million of the construction balance at December 31, 2011 and $4.3 million of commercial real estate construction being risk graded special mention or substandard as of December 31, 2011. The improvements in both the construction segment in total and more specifically the commercial real estate segment is attributable to a combination of the previously mentioned transfer to farmland, improving credit quality, and pay downs and pay offs of loans in these higher risk grades.

Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio as of September 30, 2012:

	September 30, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$3,789	$769	$4,558	18.7%	3.5%	28	$867
Single family residential - Spec.	662	-	662	2.7%	0.5%	4	379
Tract	11,299	-	11,299	46.3%	8.9%	8	10,673
Commercial	7,263	-	7,263	29.8%	5.6%	18	1,500
Hospitality	620	-	620	2.5%	0.5%	1	644

Total land	$23,633	$769	$24,402	100.0%	19.0%	59	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2012.

At September 30, 2012, land balances represented approximately $23.6 million or 3.5% of total gross loan balances, a decline of $2.8 million or 10.7% from the corresponding balance reported at December 31, 2011.  The decline in land loans is largely due to the charge offs of $ 2.2 million during the first nine months of the year. The balance of the decline is tied to payment activity exceeding new land loans closed during the first nine months of 2012, which was offset by the transfer of $3.9 million from C&I related to the results of the loan modification related to the large credit relationship addressed in the first quarter of 2012.  As a result of these factors, the ratio of total land loan balances, including undisbursed commitments, to risk-based capital declined from 21.4% at December 31, 2011 to 19.0% at September 30, 2012.

Heritage Oaks Bancorp | - 54 -

As of September 30, 2012, a total of $12.6 million of the land balance was risk graded as special mention or substandard.  This compares to $12.5 million of the land balance being risk graded special mention or substandard as of December 31, 2011.  The modest deterioration in the land segment is largely attributable to the transfer discussed above partially offset by the charge-off related to terms of the modification of that credit relationship, negotiated in the second quarter of 2012 and pay-downs received against this loan relationship in the third quarter of 2012.  As of September 30, 2012, approximately half of the balance is attributable to this single credit relationship, which is now performing in accordance with the terms of its restructured note.

Installment

At September 30, 2012, installment loan balances were approximately $5.1 million compared to the $6.5 million reported at December 31, 2011.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is minimal interest rate risk associated with these loans as the commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 60 days.  At September 30, 2012, mortgage correspondent loans (loans held for sale) totaled approximately $12.6 million, $9.4 million less than that reported at December 31, 2011.  The decline in the balance primarily reflects the timing of mortgage closures during the third quarter of 2012 as compared to the fourth quarter of 2011, as 2011 closures accelerated near year end which resulted in a larger balance of loans held for sale as of December 31, 2011. In addition to the mortgage correspondent loans, the Company also had $4.3 million of loans, primarily commercial real estate loans that were under contract for sale as of December 31, 2011, which subsequently closed in mid-January 2012.  There were no similar loan sale transactions pending at the end of the third quarter of 2012.

Foreign Loans

At September 30, 2012, the Company had no foreign loans outstanding.

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

Heritage Oaks Bancorp | - 55 -

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category as of September 30, 2012, September 30, 2011 and December 31, 2011:

	September 30,				December 31,
	2012		2011		2011
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$108	0.7%	$82	0.5%	$87	0.5%
Residential 1 to 4 family	378	1.0%	388	1.8%	397	1.9%
Home equity line of credit	450	1.4%	551	1.8%	421	1.4%
Commercial	6,691	1.8%	9,245	2.5%	8,511	2.4%
Farmland	360	1.5%	286	2.7%	229	2.8%
Commercial
Commercial and industrial	4,316	3.6%	6,613	4.9%	6,200	4.4%
Agriculture	755	4.2%	347	2.2%	349	2.2%
Construction
Single family residential	144	1.3%	122	1.1%	139	1.1%
Single family residential - Spec.	-	0.0%	61	24.4%	-	0.0%
Multi-family	18	2.3%	143	8.5%	148	8.9%
Commercial	396	2.7%	204	2.9%	201	2.5%
Land	4,263	18.0%	2,143	7.4%	2,416	9.1%
Installment loans to individuals	72	1.4%	204	3.1%	175	2.7%
All other loans (including overdrafts)	36	12.8%	20	10.3%	41	15.0%

Total allowance for loan losses	$17,987	2.7%	$20,409	3.1%	$19,314	3.0%

The allowance for loan losses as of September 30, 2012 decreased $1.3 million from December 31, 2011, largely due to a decline in the general reserve requirements driven by reductions in charge-offs incurred over the look-back period utilized in the historical loss portion of our model and reductions in the qualitative factor related to local economic conditions that were previously described (see Local Economy). The improvements were partially offset by increased specific allowance requirements due largely to the updated specific reserve calculations and related charge-offs in the first nine months of 2012.

The allowance for loan losses allocated to the commercial real estate segment of the portfolio declined by $1.8 million from $8.5 million at December 31, 2011 to $6.7 million at September 30, 2012.  This decline was driven primarily by an improvement in the loss history and improvements in the qualitative factors, which were a result of improvements in both the national and local economic indicators, both of which form the basis for our general reserve for the commercial real estate segment.  The decline was also impacted by the charge-down associated with updated specific reserve calculations during the second quarter. The C&I segment’s allowance for loan loss allocation decreased by $1.9 million from $6.2 million at December 31, 2011 to $4.3 million at September 30, 2012.  This decrease was driven primarily by the reclassification of the C&I component of the single large credit relationship issue, which arose in the first quarter of 2012, to land based on the terms of a modification agreement put in place in the second quarter of 2012, which effectively re-characterized the entire relationship to a land based loan.  The reclassification of this credit, and the related allowance for loan losses to land, net of the charge-off related to the modification of this credit, combined with the allowance established in the first quarter of 2012 for the original land component, contributed to substantially all of the $1.8 million increase in the land component of the allowance for loan losses as compared to December 31, 2011.

Heritage Oaks Bancorp | - 56 -

Although we have experienced some stabilization in general economic conditions and real estate values over the last year, should the local market experience further deterioration in economic conditions or credit quality of the segments mentioned above it may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At September 30, 2012, the balance of classified loans was approximately $57.6 million.  This compares to the $53.9 million in classified loan balances reported at December 31, 2011.  Although the balance of classified loans has increased compared to that reported at December 31, 2011, the increase is largely due to the single large credit relationship that arose in the first quarter of 2012.  As previously discussed, one of the larger loan relationships making up our classified loan balance paid-off their outstanding loan balance in early October 2012.  Had that payment been received in September, as was originally expected, the September balance of classified loans would have been modestly down from that reported at December 31, 2011.

Loans charged-off during the three and nine months ended September 30, 2012 totaled approximately $1.7 million and $9.7 million, respectively.  This compares to charge-offs of approximately $3.0 million and $11.9 million, respectively, reported for the corresponding periods last year.  The decrease in charge-offs during the three and nine months of 2012 is largely due to 2011 charge-offs being elevated due to the sale of non-performing loans.  These sales accounted for $1.1 million and $5.5 million of the charge-offs in the three and nine months ended September 30, 2011, resulting in charge-offs from normal loan portfolio processing of $1.9 million and $6.3 million, respectively.  Loan charge-offs for the three and nine months ended September 30, 2012 were driven by the partial charge-offs based on updated specific reserve calculations with the year to date increase in 2012 charge-offs being largely driven by credit issues address in the first half of the year and $1.3 million of the third quarter 2012 charge-offs being attributable to single credit relationship for which the borrower is under investigation of fraud.

Annualized net charge-offs to average loans for the three and nine months ended September 30, 2012 were 0.85% and 1.81%, respectively.  This compares to the 1.43% and 1.97% reported for the corresponding periods in 2011.  At September 30, 2012, the allowance for loan losses represented 2.65% of total gross loans compared to the 2.99% reported at December 31, 2011.

As of September 30, 2012, management believes that the allowance for loan losses was sufficient to cover current estimable losses in the Company’s loan portfolio.

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

Heritage Oaks Bancorp | - 57 -

The following table provides a summary of non-performing loans and foreclosed assets as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(dollar amounts in thousands)	2012	2011
Non-Performing Loans:
Residential 1-4 family	$907	$622
Home equity lines of credit	381	359
Commercial real estate	4,428	4,551
Farmland	1,089	-
Commercial and industrial	3,243	1,625
Agriculture	1,075	2,327
Construction	1,840	937
Land	7,300	1,886
Installments	206	61

Total non-performing loans	$20,469	$12,368

Other real estate owned	$615	$917
Other repossessed assets	-	42

Total non-performing assets	$21,084	$13,327

Ratio of allowance for loan losses to total gross loans	2.65%	2.99%
Ratio of non-performing loans to total gross loans	3.02%	1.91%
Ratio of non-performing assets to total assets	1.99%	1.35%

At September 30, 2012, the balance of non-accruing loans was approximately $20.5 million or $8.1 million higher than that reported at December 31, 2011.  As previously noted, the vast majority of the increase in non-accruing loans is due to two large credit relationships, one of which deteriorated during the first quarter of 2012 and the second that moved to non-accrual in the second quarter of 2012. Offsetting the increase in non-accruing loans in the first nine months of 2012 related to these two credit relationships and $8.5 million of other loans transferred to nonaccrual status, primarily associated with trouble debt restructurings, the Company saw approximately $3.6 million in balances return to accruing status following the Company’s efforts to work with certain borrowers to bring resolution to problem credits.  The Company also received approximately $4.1 million in principal payments on non-accruing loans, charged-off $9.6 million, a majority of which was related to the two large credit relationship addressed during the first six months of 2012 and transferred $0.5 million to OREO.

Substantially all of the increase in non-performing assets can be attributed to the changes in the non-performing loans discussed above, partially offset by a $0.3 million decrease in OREO related to property sales during the first nine months of 2012 exceeding new additions to OREO.

Heritage Oaks Bancorp | - 58 -

The following tables reconcile the change in total non-accruing balances for the three and nine months ended September 30, 2012:

	Balance	Additions to			Transfers to	Returns to			Balance
	June 30,	Non-Accruing	Net		Foreclosed	Performing	Net	Transferred	September 30,
(dollar amounts in thousands)	2012	Balances	Paydowns	Advances	Collateral	Status	Charge-offs	to Held for Sale	2012
Real Estate Secured
Residential 1 to 4 family	$511	$514	$(12)	$-	$-	$-	$(106)	$-	$907
Home equity line of credit	384	-	(3)	-	-	-	-	-	381
Commercial	4,884	-	(456)	-	-	-	-	-	4,428
Farmland	-	1,089	-	-	-	-	-	-	1,089
Commercial
Commercial and industrial	2,401	1,299	(196)	-	-	-	(261)	-	3,243
Agriculture	2,332	-	(7)	-	-	-	(1,250)	-	1,075
Construction
Commercial	1,932	-	-	-	-	-	(92)	-	1,840
Land	8,352	63	(1,115)	-	-	-	-	-	7,300
Installment loans to individuals	82	137	(4)	-	-	-	(9)	-	206

Totals	$20,878	$3,102	$(1,793)	$-	$-	$-	$(1,718)	$-	$20,469

	Balance	Additions to			Transfers to	Returns to			Balance
	December 31,	Non-Accruing	Net		Foreclosed	Performing	Net	Transferred	September 30,
(dollar amounts in thousands)	2011	Balances	Paydowns	Advances	Collateral	Status	Charge-offs	to Held for Sale	2012
Real Estate Secured
Residential 1 to 4 family	$527	$514	$(28)	$-	$-	$-	$(106)	$-	$907
Home equity line of credit	359	65	(43)	-	-	-	-	-	381
Commercial	4,551	6,592	(805)	-	-	(3,556)	(2,354)	-	4,428
Farmland	-	1,089	-	-	-	-	-	-	1,089
Commercial
Commercial and industrial	1,625	5,236	(703)	-	(344)	-	(2,571)	-	3,243
Agriculture	2,327	484	(36)	-	-	-	(1,700)	-	1,075
Construction
Single family residential	937	-	(937)	-	-	-	-	-	-
Commercial	-	2,508	-	-	-	-	(668)	-	1,840
Land	1,981	9,217	(1,582)	-	(162)	-	(2,154)	-	7,300
Installment loans to individuals	61	180	(6)	-	-	-	(29)	-	206

Totals	$12,368	$25,885	$(4,140)	$-	$(506)	$(3,556)	$(9,582)	$-	$20,469

Other Real Estate Owned (“OREO”)

At September 30, 2012, OREO balances totaled approximately $0.6 million, a decrease of $0.3 million from that reported at December 31, 2011.  As was previously noted, the decline was driven by property sales in the first nine months of the year outpacing additions to OREO.  The remaining properties making up the OREO balance at September 30, 2012 were all sold in October 2012 resulting in a small net gain.

See also Note 5. Other Real Estate Owned, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q, for additional discussion concerning OREO.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $44.2 million and $34.9 million at September 30, 2012 and December 31, 2011, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans pending to be funded, and actual cash on hand in the branches.

The year to date increase is attributable to a large in flow of deposits in the last couple of days of September that were pending investment in new loan fundings and/or investment securities.

Heritage Oaks Bancorp | - 59 -

Investment Securities and Other Earning Assets

Other earning assets are comprised of Interest Bearing Due from Federal Reserve, Federal Funds Sold (funds the Company lends on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions.  These assets are maintained for the liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

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

Investment securities as of September 30, 2012 and December 31, 2011 were comprised of:

	As of September 30, 2012		As of December 31, 2011
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$3,838	$3,957	$4,209	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	108,660	109,221	116,732	117,325
Non-agency	42,752	43,906	34,667	34,532
State and municipal securities	59,427	63,271	49,661	51,923
Corporate debt securities	30,321	30,675	28,909	26,856
Other	10,164	10,421	2,059	2,020

Total	$255,162	$261,451	$236,237	$236,982

The following table includes an analysis of the expected maturities of the investment portfolio and the related yields by maturity period:

		Over 1	Over 5 Years
	One Year Or	Through 5	Through 10
(dollar amounts in thousands)	Less	Years	Years	Over 10 Years	Total
Obligations of U.S. government agencies	$7	$30	$3,917	$3	$3,957
Mortgage backed securities
U.S. government sponsored entities and agencies	20,327	48,094	22,944	17,856	109,221
Non-agency	9,122	21,646	11,193	1,945	43,906
State and municipal securities	1,004	9,280	44,351	8,636	63,271
Corporate debt securities	-	18,999	9,346	2,330	30,675
Other	1,504	4,289	4,628	-	10,421
Total available for sale securities	$31,964	$102,338	$96,379	$30,770	$261,451

Amortized cost	$31,916	$100,746	$92,221	$30,279	$255,162

Weighted average yield	2.24%	2.65%	3.31%	4.15%	3.04%

At September 30, 2012, the fair value of the investment portfolio was approximately $261.5 million or $24.5 million higher than that reported at December 31, 2011.  The change in the balance of the portfolio can be attributed in large part to an increased level of net investments in securities in the first nine months of 2012, both from excess cash balances held at December 31, 2011, as previously noted, and net inflows of deposits during the year, which were invested in securities.

Heritage Oaks Bancorp | - 60 -

The Company made securities purchases during the first nine months of 2012 in the aggregate amount of $150.8 million, which were partially offset by proceeds from the sale, pay down, call and maturity of investments totaling approximately $131.1 million.  During the nine months ended September 30, 2012, the Company recorded a net pre-tax gain of approximately $1.7 million on the sale of various investment securities.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At September 30, 2012, the securities portfolio had unrealized gains, net of taxes, of approximately $3.7 million, an increase of approximately $3.3 million from that reported at December 31, 2011.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to extreme market turbulence and volatility in capital markets’ interest rates, stemming in part from continued weakened economic conditions and uncertain market conditions.

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

As more fully discussed in Note 2. Investment Securities, of the condensed consolidated financial statements, filed with  this Quarterly Report on Form 10-Q, at September 30, 2012, we owned five Whole Loan Private Label Mortgage Backed Securities (“PMBS”) with a remaining principal balance of approximately $3.6 million.  At September 30, 2012, one bond with an aggregate fair value of approximately $0.3 million remained below investment grade.  This bond is in a senior tranche of its respective bond structure, meaning the Company has priority in cash flows and has subordinate tranches below its position providing credit support.  The Company continues to perform regular extensive analyses on PMBS bonds in the portfolio, including but not limited to updates on: credit enhancements; loan-to-values; credit scores; delinquency rates; and default rates.  These investment securities continue to demonstrate cash flows as expected, based on pre-purchase analyses.  As of September 30, 2012, management does not believe that losses on PMBS in the portfolio, other than those previously discussed, are other than temporary.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At September 30, 2012, approximately $108.7 million or 71.8% of the Company’s mortgage related securities were issued by a government agency and government sponsored entities, such as those listed above.

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

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At September 30, 2012, the Company held approximately $4.6 million in FHLB stock as compared to $4.7 million at December 31, 2011.  The decline was due to share repurchases by the FHLB during 2012.

Heritage Oaks Bancorp | - 61 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,	Variance
(dollar amounts in thousands)	2012	2011	dollar	percentage
Demand, non-interest bearing	$267,199	$217,245	$49,954	22.99%
Interest bearing demand	75,187	64,298	10,889	16.94%
Savings	36,940	33,740	3,200	9.48%
Money market	298,020	278,214	19,806	7.12%
Time deposits	177,686	192,711	(15,025)	-7.80%

Total deposits	$855,032	$786,208	$68,824	8.75%

As indicated in the table above total deposit balances at September 30, 2012 were approximately $855.0 million.  This represents an increase of approximately $68.8 million when compared to that reported at December 31, 2011.  As previously noted, the Company’s deposit gathering success is benefiting from both the very liquid nature of the market, as well as a series of branch-based deposit campaigns that began with the start of 2012 and are focused on relationship deepening and cross selling.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding for each of the last two years.  During the first nine months of 2012, the Company saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $70.0 million from that reported at December 31, 2011.  Management’s continued focus on lower cost core deposit gathering in 2011 and into the first nine months of 2012 helped to reduce overall cost of funds by 17 basis points to 0.45% in the first nine months of 2012 from 0.62% reported in first nine months of 2011.

Borrowed Funds

The Company has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB and credit lines established with correspondent banks and the FRB.  Borrowings are obtained for a variety of reasons which include, but are not limited to, asset-liability management, funding loan growth, the purchase of investments in the absence of core deposits and to provide additional liquidity to meet the demands of depositors.

Heritage Oaks Bancorp | - 62 -

At September 30, 2012, borrowings obtained from the FHLB comprised the majority of borrowed funds.  The following table provides a summary of FHLB borrowings the Company had outstanding as of September 30, 2012:

(dollar amounts in thousands)

Amount	Interest		Maturity
Borrowed	Rate	Advance Type	Date
$3,000	0.32%	Variable	Open
2,000	0.32%	Variable	Open
2,000	0.32%	Variable	Open
2,500	0.32%	Variable	Open
9,500	Total Short-Term
3,000	1.28%	Fixed	12/10/2013
2,500	1.37%	Fixed	1/13/2014
2,500	1.37%	Fixed	2/3/2014
2,500	1.50%	Fixed	2/24/2014
1,500	1.19%	Fixed	5/12/2014
2,500	1.92%	Fixed	1/13/2015
2,500	1.90%	Fixed	2/2/2015
2,500	2.02%	Fixed	2/24/2015
2,500	1.68%	Fixed	5/11/2015
2,500	1.19%	Fixed	5/2/2017
2,500	1.80%	Fixed	5/2/2019
2,500	1.71%	Fixed	5/10/2019
3,500	2.52%	Fixed	1/18/2022
3,500	2.40%	Fixed	1/31/2022
36,500	Total Long-Term

$46,000	1.46%

The balance of FHLB borrowing as of September 30, 2012 reflects a $5.5 million decrease from the $51.5 million reported at December 31, 2011. The decline in borrowings as compared to December 31, 2011 was largely due to the pay down of borrowings with funds made available from increasing deposit levels.  As previously noted there has been a shift in the composition of the borrowings from short-term variable borrowings to longer-term fixed rate borrowings in an effort to lock in the historically low fixed rates currently being offered by the FHLB.

Commitments

On September 17, 2004, the Company issued a letter of credit in the amount of approximately $11.7 million, which has since been reduced to $11.4 million, to a customer to support the primary financing of a senior care facility.  The letter of credit was issued pursuant to a Letter of Credit Reimbursement Agreement between the Company and the FHLB.  It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Company’s balance sheet.  The letter of credit was renewed and will expire in September 2016.  The letter of credit was undrawn as of September 30, 2012.

Capital

At September 30, 2012, the balance of stockholders’ equity was approximately $142.3 million.  This represents an increase of approximately $12.7 million over that reported at December 31, 2011.  The year to date change is attributed to increases in equity due to net income for the first nine months of 2012 of $9.9 million, an increase in the balance of accumulated other comprehensive income in the amount of $3.3 million, and the impact of year to date share-based compensation expense and proceeds of option exercises totaling $0.3 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $0.8 million.

Heritage Oaks Bancorp | - 63 -

Dividends

The Company, pursuant to a Written Agreement between it and FRB of San Francisco was required to defer dividend payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the first quarter of 2012.    During the second quarter of 2012, the Company’s request to the FRB of San Francisco to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures was approved and the Company brought both the dividends on its Series A Preferred Stock and the interest on its junior subordinated debentures current. The Company also received approval from the FRB to pay dividends on the Series A Preferred Stock and interest on the junior subordinated debentures for the third quarter of 2012, resulting in the Company being current in its servicing of these instruments. For more information concerning the Written Agreement, please refer to Note 11. Regulatory Matters, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q.

Regulatory Capital

Capital ratios for commercial banks in the United States are generally calculated using three different formulas.  These calculations are referred to as the “Leverage Ratio” and two “risk-based” calculations known as: “Tier One Risk Based Capital Ratio” and “Total Risk Based Capital Ratio.”  These standards were developed through joint efforts of banking authorities from different countries around the world.  The standards are based on the premise that different types of assets have different levels of risk associated with them and take into consideration the off-balance sheet exposures of banks when assessing capital adequacy.

The Company and the Bank seek to maintain strong levels of capital in order to be considered “well-capitalized” as determined by regulatory agencies by an amount commensurate with our risk profile.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and the Bank rely primarily on earnings from its operations to generate capital, the absence of earnings in 2009 and 2010 required the Company to obtain additional capital through the issuance of preferred and common equity in 2010.

At September 30, 2012, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities were issued to Heritage Oaks Capital Trust II.  At September 30, 2012, the Company included $8.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 12. Junior Subordinated Debentures, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q.

The minimum regulatory capital ratios are as set forth in the table below. However, on February 26, 2010, the Bank stipulated to the issuance of an Order that was issued March 4, 2010, by the FDIC and DFI, which required higher levels of Tier I Leverage and Total Risk Based ratios.  Under the Order the Bank was required to maintain a Tier I Leverage ratio of 10.0% and a Total Risk-Based Capital ratio of 11.5%.  As a result of the termination of the Order in April 2012 and the Board of Directors’ execution of a Memorandum of Understanding with the FDIC and DFI, the Bank will no longer be subject to the Total Risk-Based Capital requirement of 11.5% but has agreed to continue to adhere to the 10.0% Tier 1 Leverage Ratio. Subsequent to the termination of the Order, the Bank should be considered “well capitalize” as long as it maintains this minimum Leverage Ratio. See also Note 11. Regulatory Matters, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q for additional information related to the Order and Written Agreement as they pertain to these requirements.

The following table provides a summary of Company and Bank regulatory capital ratios at September 30, 2012 and December 31, 2011:

	Regulatory Standard		September 30, 2012		December 31, 2011
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	12.15%	11.75%	12.06%	11.85%
Tier I capital to risk weighted assets	4.00%	6.00%	14.92%	14.40%	14.81%	14.51%
Total risk based capital to risk weighted assets	8.00%	10.00%	16.19%	15.66%	16.07%	15.77%

Heritage Oaks Bancorp | - 64 -

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At September 30, 2012, these credit lines totaled $37.0 million and are unsecured.  Additionally, the Bank also has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of September 30, 2012, the borrowing availability related to this facility was $7.4 million. At September 30, 2012, the Bank had no borrowings against these lines.  As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $173.6 million at September 30, 2012.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities, obligations of state and political subdivisions (municipal bonds) and corporate debt securities that provide a steady stream of cash flows.  As of September 30, 2012, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 35.1% at September 30, 2012 compared to 35.1% at December 31, 2011.

The ratio of gross loans to deposits, another key liquidity ratio, declined to 79.3% at September 30, 2012 compared to 82.2% at December 31, 2011.

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

Heritage Oaks Bancorp | - 65 -

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rateswill ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the bank subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the bank subsidiary level other than with respect to $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the bank subsidiary level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of September 30, 2012.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying interest rate risk exposure. Management believes the results for the Company’s September 30, 2012 balances indicate that the net interest income at risk over a one year time horizon for a 1% and 2% rate increase and a 1% decrease is acceptable and within policy guidelines at this time.  Given the low interest rate environment, a 2% decrease is not considered a realistic possibility and is therefore not modeled.

The results in the table below indicate the change in net interest income the Company would expect to see as of September 30, 2012, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios
(dollar amounts in thousands)	-100bp	Base	+100bp	+200bp
Net interest income	$42,826	$42,866	$43,050	$43,773
$ Change from base	$(40)	$-	$184	$907
% Change from base	-0.09%	0.00%	0.43%	2.12%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material. The forecasts are based on estimates and assumptions made by management that may turn out to be different and may change over time.

Heritage Oaks Bancorp | - 66 -

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans at September 30, 2012:

(dollar amounts in thousands)

		Percent of
Rate Type	Balance	Total
Variable - daily	$134,062	19.7%
Variable other than daily	348,554	51.4%
Fixed rate	195,732	28.9%

Total gross loans	$678,348	100.0%

The table above identifies approximately 19.7% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2012, approximately $482.6 million or 71.1% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio at September 30, 2012:

(dollars in thousands)

		Percent of
Re-Pricing	Balance	Total
< 1 Year	$335,981	49.6%
1-3 Years	155,615	22.9%
3-5 Years	140,719	20.7%
> 5 Years	46,033	6.8%

Total gross loans	$678,348	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate as of September 30, 2012:

	Move in Prime Rate (bps)
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$4,769	$16,009	$42,693	$76,969
Variable other than daily	36,362	93,828	160,408	228,330

Cumulative total variable at floor	$41,131	$109,837	$203,101	$305,299

Given the significant decline in prime rate over the last two years, many loans in the portfolio possess floors significantly higher than the current prime rate.  As indicated in the table above, the Company will need to see rates increase by 250 to 350 basis points before the majority of variable rate loans in the portfolio experience a rise in their interest rates above their floors, thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  During the last several years, the Company moved to protect net interest margin by implementing floors on new loan originations.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  However in a rising rate environment, management believes that these loan floors could result in compression of net interest margin and potentially a decline in net interest income.

Heritage Oaks Bancorp | - 67 -

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220; 3rd amended complaint filed 8/3/2010.  Plaintiffs have sued a title company, a title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer who also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank has foreclosed upon and now owns one of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case, which is now in the discovery phase.  The Bank has successfully challenged the legal sufficiency of the cause of action for negligence.  The Bank believes the remaining action against it for aiding and abetting Hurst Financial’s fraudulent scheme is without merit in that Hurst’s loans and attendant fraudulent representations to the plaintiffs were made long before the Bank made loans to the developer.  As such, the Bank does not expect the litigation to have a material impact on the Bank.

Heritage Oaks Bancorp | - 68 -

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. and related entities are seeking in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter. The case is now entering the discovery phase.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine litigation incidental to the business of the Company or the Bank.

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

Heritage Oaks Bancorp | - 69 -

Item 6.  Exhibits

(a) Exhibits:

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

* Filed herewith.

**Furnished herewith.

Heritage Oaks Bancorp | - 70 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: November 2, 2012

/s/ Simone Lagomarsino	/s/ Thomas J. Tolda
Simone Lagomarsino	Thomas J. Tolda,
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Heritage Oaks Bancorp | - 71 -