Form 10-K
period 2012-12-31
HERITAGE OAKS BANCORP
filed 2013-03-04
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

Commission file number:  000-25020

HERITAGE OAKS BANCORP

(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1222 Vine Street,

Paso Robles, California 93446

(Address of principal executive offices) (Zip Code)

(805) 369-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2012 was $85.2 million based on the closing sales price of a share of Common Stock of $5.57 as of June 30, 2012.

As of February 25, 2013, the registrant had 25,334,152 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders.

Heritage Oaks Bancorp

and Subsidiaries

Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Annual Report on Form 10-K.  With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Annual Report on Form 10-K, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, on assumptions made by, and information available to, management at the time such statements are first made.  Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following:

•                  Our ability to effectively execute the Company’s business plan;

•                  Our ability to attract new or retain existing customers;

•                  Our ability to offer financial products and services at competitive market prices;

•                  Demand for financial products and services in our market areas;

•                  Changes in economic conditions, including market interest rates, that may negatively impact the financial performance of products and services offered by us, including but not limited to impacts on our borrowers’ ability to repay their loans and the underlying value of the loan collateral;

•                  Concentrations in customers, geography, collateral types, or product types offered;

•                  Stability of funding sources and continued availability of borrowings;

•                  Changes in costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

•                  Our ability to recruit and retain key management and staff;

•                  Opportunities to increase market share either through organic growth or acquisitions;

•                  Our ability to generate capital through earnings or raise capital on reasonable terms;

•                  Restrictions on Heritage Oaks Bank’s ability to pay dividends to the Company;

•                  Effects of any changes in trade and monetary and fiscal policies and laws, including the policies of the Board of Governors of the Federal Reserve System;

•                  Technological changes, including the implementation of new systems;

•                  Volatility in the credit and equity markets;

•                  Effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•                  The other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors.”; and

•                  The Company’s success at managing the risks involved in the foregoing items.

Any forward-looking statements in this Annual Report on Form 10-K and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K, and hereby specifically disclaims any intention to do so, unless required by law.

ITEM 1.  BUSINESS

Organizational Structure and History

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 and registered as a bank holding company. The Company acquired all of the outstanding common stock of Heritage Oaks Bank, N.A. (the “Bank”) and its subsidiaries in 1994.  The Bank is licensed by the California Department of Financial Institutions (“DFI”) and commenced operation in January 1983.  As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also subject to certain other federal laws and regulations.  The deposits of the Bank are insured by the FDIC up to the applicable limits. The Company’s definition of “Management” is the executive management team of the Company and its subsidiaries.

The Company formed Heritage Oaks Capital Trust II (the “Trust II”) in October 2006.  Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  The Company formed Heritage Oaks Capital Trust III (the “Trust III”) in September 2007.  Trust III was a statutory business trust formed under the laws of the state of Delaware and was a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  The Company repurchased all of the securities issued by Trust III, and dissolved the trust in December 2010.  The Company has also incorporated a subsidiary, CCMS Systems, Inc., which is currently inactive and has not been capitalized.

The Company is authorized to engage in a variety of banking activities with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator.  However, banking activities primarily occur at the Bank.  As a legal entity separate and distinct from its subsidiaries, the Company’s principal source of funds is dividends received from the Bank, as well as capital and/or debt it directly raises. Legal limitations are imposed on the amount of dividends that may be paid by the Bank to the Company. See Item 1. Business — Supervision and Regulation and Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends.

Banking Activities

Headquartered in Paso Robles, California, the Bank is a community-oriented financial services firm that provides banking products and services to small and medium sized businesses and consumers.  Products and services are offered primarily through 12 retail branches located on the Central Coast of California, in San Luis Obispo and Santa Barbara Counties and through other direct channels, including two recently opened loan production offices in Santa Barbara and Ventura Counties.

Business Strategy

The Company’s business objective is to be the leading community bank on the Central Coast of California to targeted businesses and consumers. We seek to achieve this objective by employing our business strategies as follows:

Deliver Superior Customer Service

We believe that it is imperative for us to deliver superior customer service to be successful.  The pursuit of superior customer service isn’t a slogan for us but rather a fundamental aspect of our culture.  A key element to superior customer service is providing authority to local decision makers so that customers are given a quick response to their financial needs, while at the same time providing the proper tools to the local decision makers to ensure that the products and services offered are profitable for us.

Enhance Product Delivery to Our Customers

We believe that our customers should have a positive experience at every point of contact with us.  The primary point of contact with our customers continues to be our retail offices.  We expect to continue remodeling existing locations and anticipate identifying potential opportunities to expand retail locations to further enhance product delivery.  In addition, we continue to implement user-friendly technologies for our customers who want to interact with us through electronic channels such as the internet, phone, or other mobile devices.  We currently offer online banking, bill pay, and cash management; remote deposit capture; ACH & positive payments; automatic payroll deposits; eDelivery; prepaid gift and payroll cards; some advanced function ATMS; and mobile banking.  We expect to continue to expand our electronic delivery channels as customer preferences change and newer devices and technologies are developed.

We believe the combination of high touch service in retail locations and user-friendly electronic banking services enhances our customer experience.  It also provides us additional delivery channels to attract more customers.

Maintain Strong Brand Awareness

We expend a considerable amount of resources maintaining and expanding our retail brand. We believe that our brand should reflect the superior customer service we offer as a community bank and our commitment to the communities where we operate.  Maintaining strong brand awareness requires a consistent brand design; effective use of marketing and merchandising; participation and sponsorship in community based events, and usage of multiple media sources.  We hold service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design; the “Oakley” design; and the tag lines “Deeply Rooted in Your Hometown”, and “Heritage Oaks Bank — Expect More”.  We continually evaluate the effectiveness of our brand and anticipate taking further steps to improve our overall brand awareness.

Increase Market Share in Existing Markets and Expand into New Markets

During the recent economic downturn, there have been a number of community banks, which operated in the Central Coast of California, acquired by larger commercial banks.  We believe these acquisitions provide us with the opportunity to increase market share in San Luis Obispo and Santa Barbara Counties and potentially expand into new markets contiguous to these counties, such as our recent expansion in Ventura County with the opening of a loan production office.  We continue to evaluate opportunities to either open de novo retail offices; purchase branches from other financial institutions; or to acquire financial institutions in proximity to our geographic footprint. At the end of December 2012 the Bank completed the acquisition of the Morro Bay branch of Coast National Bank, which provided a more cost effective means to serve this community. The acquisition includes both the physical location as well as approximately $27 million of deposits, which more than doubled the deposit base the Bank previously had in that community.

Community Service

We strongly believe in enhancing the economic vitality and welfare of the communities where we work and live.  In 2012, Bank employees donated over 2,300 hours in direct volunteer support of local community activities, projects, and events.  The Bank also provided in-kind support throughout the year including providing meeting rooms, and giving surplus furniture and used computers to local partners.  Bank employees also serve on key board and staff positions for local non-profit and charitable organizations.  Finally, we donated over $0.3 million during 2012 to local organizations to support community related activities.

Products and Services

We offer a full array of financial products and services to targeted businesses and consumers.  We regularly monitor our customers’ financial needs to determine whether we should design or offer new products and services.  We also regularly monitor the pricing and profitability of these financial products and services to ensure that we are able to achieve a reasonable rate of return for the risks we assume in offering such products and services.  The Bank offers to its commercial client’s commercial loans secured by real estate, commercial loans and lines of credit, agricultural loans, construction financing, and other real estate loans.  For consumers, the Bank offers residential mortgages, equity lines of credit and other consumer loans.  The Bank employs relationship managers focused on the development and origination of new loan and banking relationships across the markets it serves.  Deposits are obtained primarily through retail deposit gathering efforts as well as through commercial account relationships.  Deposit products offered include personal and business checking and savings accounts, time deposit accounts, individual retirement accounts (“IRAs”), and money market accounts.  The Bank also offers online banking, mobile banking, wire transfers, safe deposit boxes, issues cashier’s checks, traveler’s checks, bank-by-mail, night depository services, and other customary banking services.

Competition and Market

The banking and financial services industry in California generally, and in the Company’s service area specifically, is highly competitive.  In our primary market areas, money center banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other community-focused commercial banks. In addition, credit unions also present a significant competitive challenge for us. Credit unions currently enjoy an exemption from income tax and as a result can offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve.

Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating margins.

As the industry becomes increasingly dependent upon and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, the accelerating pace of consolidation among financial services providers, and the organization of new banking entities.

In order to compete with other financial institutions in our service area, we principally rely upon direct personal contact by officers, directors, employees, local advertising programs, and specialized services.  We emphasize to our customers the advantages of dealing with a locally owned and community oriented bank.  We also seek to provide special services and programs for businesses and individuals in our primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, tools of trade or expansion of practices or businesses.

The economy in the Company’s primary market area (San Luis Obispo, Santa Barbara and Ventura Counties) is based primarily on agriculture, hospitality, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The populations of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 270,000, 100,000, and 89,000 respectively, according to the most recent economic data provided by the U.S. Census Bureau.

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

The general business climate in 2008 through 2011 proved to be challenging not only on the national level, but within the state of California and more specifically the Company’s primary market area.  As the real estate market and general economic conditions waned throughout those years, the ability of borrowers to satisfy their obligations to the financial sector languished.  Although the Company’s primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company’s primary market negatively impacted the credit quality of our loan portfolio.

The business climate in 2012 has shown some signs of improvement including stabilizing real estate prices and a decline in the unemployment rates.  The labor market information published by the California Employment Development Department in December 2012 shows the unemployment rate within California to be approximately 9.7%, which is down from its recent highs.  Within the Company’s primary market area, the labor market information also indicates the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas may improve in 2013, as these areas exited 2012 with unemployment levels below 8%.

Management remains cautiously optimistic that there will be slow but steady improvement in economic conditions in 2013 in our primary markets.  Additionally, several local economists have recently reported that the improvements in unemployment, the tourism industry, housing and household income are all indicators of stabilization in our primary markets.  However, there have been growing concerns regarding both the global economy and our nation’s economy due primarily to excessive government debt as well as public perceptions of unsound fiscal policies.  Should the tepid economic recovery reverse and eventually affect our local economy, it could negatively impact the financial condition of borrowers to whom the Company has extended credit.  In turn, the Company may suffer higher credit losses as a result.

Employees

At December 31, 2012, the Company employed 251 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are positive.

Economic Conditions and Legislative and Regulatory Developments

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. These rates are highly sensitive to many factors that are beyond the Company’s control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company.  A more detailed discussion of the Company’s interest rate risks and the mitigation of those risks is included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report on Form 10-K.

The Company’s business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies.  The Board of Governors of the Federal Reserve System (the “Reserve Board”) implements national monetary policies (with objectives such as maintaining price stability, stimulating growth and reducing unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, Federal and State legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry.  Moreover, in light of the economic environment over the last three to five years, bank regulatory agencies have responded to concerns and trends identified in examinations.  While their response resulted in the increased issuance and continuation of enforcement actions to financial institutions towards the end of the last decade and into the beginning of this decade, the level of such actions has recently been on the decline.

Supervision and Regulation

General

The Company is a legal entity separate and distinct from the Bank.  As a bank holding company, the Company is regulated under the Bank Holding Company Act (“BHC Act”) and is subject to inspection, examination and supervision by the Federal Reserve. It is also subject to the California Financial Code, as well as limited oversight by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank, as a California-chartered bank, is subject to primary supervision, examination and regulation by the DFI and the FDIC. If, as a result of an examination of a bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to: enjoin “unsafe or unsound” practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank’s deposit insurance, which would result in a revocation of its charter. The DFI separately holds many of the same remedial powers.

Regulatory Enforcement Actions

The federal and state bank regulatory agencies may respond to concerns and trends identified in examinations by issuing enforcement actions to, and entering into cease and desist orders, consent orders and memoranda of understanding with, financial institutions requiring action by management and boards of directors to address credit quality, liquidity, risk management and capital adequacy concerns, as well as other safety and soundness or compliance issues. Banks and bank holding companies are also subject to examination and potential enforcement actions by their state regulatory agencies.

In 2010, the Company and the Bank entered into enforcement actions with the Federal Reserve, the FDIC and the DFI, which required the Company and the Bank to take certain measures to improve its safety and soundness.  Subsequently, in April 2012, the Consent Order entered into by the Bank with the FDIC and DFI was terminated and replaced with an informal Memorandum of Understanding (“MOU”), thereby reflecting the progress the Bank had made in improving credit quality, strengthening capital, enhancing oversight and hiring qualified management as required by the Order.

Under the MOU, the Bank remains committed, among other things, to continue to: maintain a minimum Tier 1 Leverage Ratio of 10%; obtain regulatory approval for any dividend payments from the Bank; obtain regulatory approval for the opening of new branch locations; and continue to make progress in improving credit quality and processes. Similarly in July 2012, the Company’s Written Agreement with the Federal Reserve Bank of San Francisco was terminated and replaced with a MOU.  Under this MOU, the Company remains committed, among other things, to continue to seek Federal Reserve approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt. The Company believes that it has made substantive progress to address all remaining items raised in the MOUs.  However, ultimate compliance with all remaining items noted in the MOU remains subject to regulatory examination and review.  The Bank’s next regulatory examination is scheduled to be completed in the first quarter of 2013.  The Company currently does not have an examination or review by the FRB scheduled.

TARP Participation

In response to the financial crisis affecting the banking system and financial markets in recent years, the Emergency Economic Stabilization Act (“EESA”) was enacted in 2008 and established the Troubled Asset Relief Program (“TARP”).  As part of TARP, the United States Department of the Treasury (“Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company participated in the CPP and on March 20, 2009 issued and sold 21,000 shares of its Series A Preferred Stock to Treasury and issued a warrant for the purchase of 611,650 shares of common stock, in exchange for $21.0 million.  Upon the Company’s participation in the CPP, it became subject to certain limitations in the EESA on executive compensation and the payment of dividends.  In 2009, the American Recovery and Reinvestment Act (“ARRA”) modified and expanded the executive compensation provisions in the EESA and expanded the class of employees to whom the limits and restrictions applied as long as TARP securities are held by Treasury.  The Company is planning to retire the outstanding shares of Series A Preferred Stock; preferably prior to the stated dividend rate increasing in 2014.  For further details on the Company’s participation in the CPP, please see Note 16. Preferred Stock, of the Consolidated Financial Statements filed in this Form 10-K.

Bank Holding Company and Bank Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies.  Federal and State laws, regulations and restrictions, which may affect the cost of doing business, limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers, are intended primarily for the protection of depositors and the FDIC deposit insurance fund (“DIF”), and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of key statutes and regulations to which the Company and the Bank are subject is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

The wide range of requirements and restrictions contained in both Federal and State banking laws include:

•                        Requirements that bank holding companies serve as a source of strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and order an assessment of a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

•                        Limitations on dividends payable to shareholders. The Company’s ability to pay dividends on both its common and preferred stock are subject to legal and regulatory restrictions.  A substantial portion of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank.

•                        Limitations on dividends payable by bank subsidiaries.  These dividends are subject to various legal and regulatory restrictions.  The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

•                        Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards.

These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and their authority to initiate informal or formal enforcement action.

•                       Requirements for approval of acquisitions and activities. Prior approval or non-objection of the applicable federal regulatory agencies is required for most acquisitions and mergers and in order to engage in certain non-banking activities and activities that have been determined by the Federal Reserve to be financial in nature, incidental to financial activities, or complementary to a financial activity.  Laws and regulations governing state-chartered banks contain similar provisions concerning acquisitions and activities.

•                       The Community Reinvestment Act (the “CRA”).  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions. In its last reported examination by the FDIC in November 2011, the Bank received a CRA rating of “Satisfactory.”

•                       The Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

•                       Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

•                       Limitations on transactions with affiliates.

•                       Restrictions on the nature and amount of any investments in, and ability to underwrite certain securities.

•                       Requirements for opening of branches intra- and interstate.

•                      Fair lending and truth in lending laws to ensure equal access to credit and to protect consumers in credit transactions.

•                      Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

The Dodd-Frank Act

The events of the past several years have led to numerous new laws and regulatory pronouncements in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States.

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•                       capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

•                       annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billion of assets as well risk committees of their boards of directors that include a risk expert and such requirements may have the effect of establishing new best practices standards for smaller banks;

•                       trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period ending in 2016, although depository institution holding companies with assets of less than $15 billion as of year-end 2009 are grandfathered with respect to such securities for purposes of calculating regulatory capital;

•                       the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees of larger banks, but had relatively less impact on smaller banks;

•                       repeal of the federal prohibition on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

•                       the establishment of the Consumer Finance Protection Bureau (the “CFPB”) with responsibility for promulgating regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions, and with authority to directly examine those financial institutions with $10 billion or more in assets for compliance with the regulations promulgated by the CFPB;

•                       limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

•                       the establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

As required by the Dodd-Frank Act, federal regulators have published for comment proposed regulations to (i) increase capital requirements on banks and bank holding companies, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which would significantly restrict certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing.  Final rules are expected in 2013.

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank, our customers or the financial industry more generally.  Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Company’s and the Bank’s business, financial condition, and results of operations.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Capital Standards

Banks and bank holding companies are subject to various capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the internal Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction.  In 2004, the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures.  U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (“core banks”) to adopt the advanced approaches of Basel II while allowing other banks to elect to “opt in.”  The regulatory agencies later issued a proposed rule for larger banks that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule was not issued.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” If and when implemented by the U.S. banking agencies and fully phased-in, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

•                       introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•                       if fully phased in as currently proposed, requires banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•                       an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

The federal bank regulatory agencies issued joint proposed rules in June 2012 that would revise the risk-based capital requirement and the method for calculating risk-weighted assets to make them consistent with Basel III and provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more.  Among other things, the proposed rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and assigns higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included in calculating capital ratios; limit capital distributions and certain discretionary bonus payments by financial institutions defined as systemically important, though not so deemed by the Basel Committee, unless an additional capital conservation buffer of 0% to 1.0% of risk-weighted assets is maintained.  The proposed rules, including alternative requirements for smaller community financial institutions like the Company, would, when finalized, be phased in through 2019.  The implementation of the Basel III framework was to commence January 1, 2013; however, due to the number of comment letters received by the federal banking agencies in response to the notice of proposed rulemaking, the initial implementation has been postponed indefinitely.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies.

The Company is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Where You Can Find More Information

Under Section 13 of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company electronically files reports with the SEC, including the following: Form 10-K (“Annual Report”), Form 10-Q (“Quarterly Report”), Form 8-K (“Current Report”) and Form DEF 14A (“Proxy Statement”).  The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.  The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.  The Company also posts its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company website.

ITEM  1A.         RISK FACTORS

In the course of conducting its business operations, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to its own business.  The following discussion addresses the most significant risks that could affect the Company’s business, financial condition, liquidity, results of operations, and capital position.  The risks identified below are not intended to be a comprehensive list of all risks faced by the Company.  Additional risks and uncertainties that the Company is not aware of or that the Company currently deems immaterial may also impair our business.

Risks Associated With Our Business

Competition from within and outside the financial services industry may materially and adversely affect our business.

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

Additionally, technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods.  For example, consumers can now maintain funds, which would have historically been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Difficult market conditions have adversely affected and may continue to have a material and adverse effect on our business.

Since late 2007, the United States generally and the State of California in particular have experienced difficult economic conditions.  Weak economic conditions are characterized by, among other indicators, deflation, increased levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors have been, and may continue to be, detrimental to the Company’s business.

In addition, the Company’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit exposure is made more complex by these difficult market and economic conditions. Adverse economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect the Company’s financial condition and results of operations.

While some economic trends have shown signs of improvement, we cannot be certain that market and economic conditions will substantially improve in the near future.  Recent and ongoing events at the state, national and international levels continue to create uncertainty in the economy and financial markets and could adversely impact economic conditions in the Company’s market area.

A worsening of these conditions would likely exacerbate the adverse effects of the recent market and economic conditions on us and our customers.  As a result, the Company may experience additional increases in foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds.

Any such negative events may have an adverse effect on the Company’s business, financial condition, results of operations and stock price. Moreover, because of the Company’s geographic concentration, it is less able to diversify its credit risks across multiple markets to the same extent as regional or national financial institutions.

The cost and other effects of the full implementation of the Dodd-Frank Act remain unknown and may have a material and adverse effect on our business.

The full compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act remain uncertain, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation.  Although certain provisions of the Dodd-Frank Act have been implemented, federal rules and policies in this area and the effects of their implementation will be further developing for some time to come.  However, based on the provisions of the Dodd-Frank Act and the current and anticipated implementing regulations, it is highly likely that banks and their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to higher costs as well as noncompliance risk and consequences.

New capital rules proposed by the federal bank regulatory agencies would require increased capital levels that we may not be able to satisfy and could impede our growth and profitability.

The federal bank regulatory agencies issued joint proposed rules in mid-2012 that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, when implemented, would be phased in through 2019. Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital positions. Community bank associations have vocalized their concerns in comment letters to the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks if not modified in the final rule.  When the proposed rules are finalized and implemented, they could have a material and adverse effect on our liquidity, capital resources and financial condition.

The Company is operating under enhanced regulatory supervision that could materially and adversely affect our business.

The Company became subject to a Written Agreement with the Federal Reserve and the Bank became subject to a Consent Order with the FDIC and DFI on March 4, 2010 resulting from elevated levels of risks associated with a challenging operating environment.  In April 2012, the Order was terminated and the Bank executed a MOU with the FDIC and DFI.  In the MOU, the Bank committed to, among other things, continue to make progress in improving credit quality and processes, as well as to continue to comply with the 10% leverage ratio as originally established by the Order.  In July 2012, the Written Agreement was terminated and the Company executed a MOU with the Federal Reserve.  In the MOU, the Company committed, among other things, to continue to seek Federal Reserve approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt.  Such enforcement actions place limitations on our business and may adversely affect our ability to implement our business plans.  If the Company or Bank fails to comply with these enforcement actions, it may become subject to further regulatory enforcement actions up to and including the appointment of a conservator or receiver for the Bank. Management believes the Bank and Company are in full compliance with the requirements of each MOU. However, ultimate compliance with all remaining items noted in the MOU remains subject to regulatory examination and review.  The Bank’s next regulatory examination is scheduled to be completed in the first quarter of 2013.  The Company currently does not have an examination or review by the FRB scheduled.

We are highly dependent on the real estate market and a renewed downturn in the real estate market may have a material and adverse effect on our business.

A significant portion of our loan portfolio is collateralized by real estate.  Although we have seen what we believe are the signs of stabilization in the local economies in which we operate, a renewed decline in economic conditions, the local housing market or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans or the value of real estate owned by us, any combination of which could adversely impact our financial condition and results of operations.

In addition, a large portion of the loan portfolio is collateralized by real estate that is subject to risks related to acts of nature, including earthquakes, floods and fires. To the extent that these events occur, they may cause uninsured damage and other loss of value to real estate that secures these loans, which may also negatively impact our financial condition and results of operations.

We have a concentration in higher risk commercial real estate loans.

We have a high concentration in commercial real estate (“CRE”) loans. CRE loans are defined as construction, land development, other land loans, loans secured by multi-family (5 or more units) residential properties and loans secured by non-farm non-residential properties.  Following this definition, approximately 54% of our gross loans can be classified as CRE lending as of December 31, 2012.  CRE loans generally involve a higher degree of credit risk than certain other types of lending due, among other things, to the generally large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of these borrowers could have a material and adverse impact on our operating results and financial condition.  In addition, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be adversely affected by general economic conditions, which may result in non-performance by certain borrowers.

Our business is subject to credit exposure and our allowance for loan losses may not be sufficient to cover actual loan losses.

We have been able to reduce our overall level of classified assets, including substandard loans, other real estate owned and non-investment grade securities.  However, the current levels remain elevated as compared to our historical experience prior to the global credit crisis beginning in the latter part of the last decade.  These higher levels of classified assets expose us to increased credit risk. While we believe that we are making progress in identifying and resolving classified assets, no assurance can be given that we will continue to make progress, particularly if the local economies in which we operate suffer renewed deterioration.  We believe that the Company’s allowance for loan and lease losses is maintained at a level adequate to absorb probable, incurred credit losses inherent in our loan portfolio as of the corresponding balance sheet date.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the probability of such borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. If our assumptions are incorrect, our allowance for loan and lease losses may be insufficient to cover losses inherent in our loan portfolio, which may adversely impact our operating results. Our regulators, as an integral part of their regular examination process, periodically review our allowance for loan losses and may require us to increase it by recognizing additional provisions for loan losses or to decrease our allowance for loan losses by recognizing loan charge-offs. Any additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material and adverse effect on our financial condition and results of operations.

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

A substantial portion of the Company’s income is derived from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and the interest paid on deposits, borrowings and other interest bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policy may not be successfully implemented and from time to time the Company’s risk position may not be balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer term investments. Further, substantially higher interest rates could reduce loan demand and may result in slower loan growth than previously experienced. This would have a material and adverse effect on the Company’s results of operation and financial condition.

Liquidity risk could impair our ability to fund operations and negatively impact our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material and adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.

Declines in the market value of our investment portfolio may adversely affect our financial performance, liquidity and capital.

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities, municipal securities and asset backed securities. Although we have seen an improvement in the overall market value of our investment portfolio in 2012, the market value of investments in our portfolio has become increasingly volatile over the last few years, largely due to disruptions in the capital markets.  The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities, or the mortgages underlying the securities, such as changes in interest rates, credit ratings downgrades, adverse changes in the business climate, and a lack of liquidity in the secondary market for certain investment securities. Furthermore, problems at the federal and state government levels may trickle down to municipalities and adversely impact our investment in municipal bonds.

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

Failure to successfully execute our strategic plan may adversely affect our performance.

Our financial performance and profitability depends on our ability to execute our corporate strategies.  Each year, our board of directors approves our long-term strategic plan and annual operating budget.  Our near-term business strategy includes expanding our market share within our geographic footprint through opening new branches and/or loan production offices or acquiring other financial institutions.  However, our growth strategy may present operating and other problems that could adversely affect our business, financial condition and results of operations.  Accordingly, there can be no assurance that we will be able to effectively execute this strategy or maintain the level of profitability that we have recently experienced.  Other factors that may adversely affect our ability to attain our long-term financial performance goals include an inability to control non-interest expense, including, but not limited to, rising employee compensation costs, regulatory compliance, healthcare costs, limitations imposed on us through regulatory actions, and our inability to increase net-interest income due to continued downward pressure on interest rates.

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

The bank regulatory agencies have published guidance and regulations which limit the manner and amount of compensation that banking organizations provide to employees. These regulations and guidance may adversely affect our ability to retain key personnel. In addition, because we have not yet repurchased the U.S. Treasury’s TARP investment, we remain subject to the strict restrictions on incentive compensation contained in the ARRA.  Financial institutions which have repurchased the U.S. Treasury’s TARP investment are relieved of the restrictions imposed by the ARRA. Due to these restrictions, we may not be able to successfully compete with financial institutions that have repurchased the U.S. Treasury’s TARP investment to attract, retain and appropriately incentivize high performing employees. If we were to suffer such adverse effects with respect to our employees, our business, financial condition and results of operations could be materially and adversely affected.

The Company faces operational risks that may result in unexpected losses.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a material and adverse impact on our business, financial condition and results of operations.

The Company’s information systems may experience an interruption or security breach that may result in unexpected losses.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  In recent months, groups of foreign ‘hacktivists’ have targeted banks with distributed denial of service (DDos) attacks aimed at disrupting the bank’s websites and e-baking capabilities.  These attacks may increase or spread to smaller banks, such as ours.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material and adverse effect on our financial condition and results of operations.

Necessary changes in technology could be costly.

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

We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material and adverse impact on our business, financial condition and results of operations.

The Company relies on third party service providers for key systems.

The Company uses a third party software service provider to perform all of its transaction data processing.  The Company also outsources other customer service applications, such as on-line banking, ACH and wire transfers, to third party vendors.   If these service providers were to experience technical difficulties or incur any extended outages in services, it could have an adverse impact on the Company and its customers. To the extent such service providers also service larger banks, their systems could be affected by DDoS attacks directed at their other bank customers.  Further, if the Company was required to switch service providers due to deterioration in service quality or other factors, there is no guarantee that it could obtain comparable services for a comparable price.

Our operations face severe weather, natural disasters, acts of war or terrorism and other external risks.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  The Central Coast of California is subject to earthquakes, fires and landslides.  Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities.  Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material and adverse effect on our business, financial condition and results of operations.

Maintaining our reputation as a community bank is critical to our success and the failure to do so may materially and adversely affect our performance.

We are a community bank and our reputation is one of the most valuable components of our business.  As such, we strive to conduct our business in a manner that enhances our reputation.  This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  If our reputation is negatively affected by the actions of our employees, or otherwise, our business, operating results and financial condition may be materially and adversely affected.

Risks Associated With Our Stock

Our participation in the U.S. Treasury’s Capital Purchase Program may pose certain risks to holders of our common stock.

Under the terms of the CPP, the Company sold to the U.S. Treasury $21.0 million in preferred stock and a warrant to purchase approximately $3.2 million of the Company’s common stock.  Although the Company believes that its participation in the CPP is in the best interests of our shareholders in that it enhances Company and Bank capital and provides additional funds for future growth, it may pose certain risks to the holders of our common stock such as the following:

•                  Under the terms outlined by the U.S. Treasury for participants in the CPP, the Company issued a warrant to the U.S. Treasury to purchase shares of its common stock.  The issuance of this warrant may be dilutive to current common stockholders in that it reduces earnings per common share. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant is exercised.  The U.S. Treasury has the right to purchase 611,650 shares of our common stock at a price of $5.15 per share, which would result in an approximate 2.4% ownership interest.

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

•                  Although the Company does not foresee any material changes to the terms associated with its participation in the CPP, the U.S. Government, as a sovereign body, may at any time change the terms of our participation in the CPP and/or significantly influence Company policy.

We depend on cash dividends from the Bank to meet our cash obligations.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities, dividend payments on our preferred stock and other obligations, including any cash dividends to our common stockholders. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.  As outlined in the MOU the Bank entered into with the FDIC and DFI, the Bank cannot pay any cash dividends or other payments to the holding company without prior written consent of the regulatory authorities.  Additionally, the Company cannot declare or pay any dividends (including those on outstanding preferred stock issued to the U.S. Treasury under the TARP CPP) or make any distributions of principal, interest or other sums on its trust preferred securities without prior written approval of the Federal Reserve.  If we defer six dividend payments on the TARP preferred stock, the U.S. Treasury will have the right to appoint two directors to our Board. As of December 31, 2012, we were current in our dividend payments.

Our outstanding preferred stock impacts net income available to our common stockholders.

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

Stock price volatility may make it more difficult for investors to resell their common stock when they want and at prices they find attractive.  Our stock price can fluctuate significantly in response to a variety of factors, including among other things: actual or anticipated variations in quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to our company; news reports relating to trends, concerns and other issues in the financial services industry; and perceptions in the marketplace regarding our company and/or its competitors and the industry in which we operate.

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

Any future issuance of preferred or common stock may adversely affect the market price of our common stock.

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

In addition, we face significant regulatory and other governmental risk as a financial institution and as a participant in the TARP CPP, and it is possible that capital requirements and directives may, in the future, require us to change the amount or composition of our current capital including common equity.  As a result we may determine we need, or our regulators may require us to raise additional capital.  Should we need to raise capital in the future, it may have an adverse effect on the price of our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have previously raised capital through two issuances of trust preferred securities from two separate special purpose trusts, one of which was dissolved in 2010.  At December 31, 2012, we had $8.3 million of trust preferred securities outstanding.  Payments of the principal and interest on the trust preferred securities of the remaining special purpose trust are fully and unconditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures and the related trust preferred securities for up to five years during which time no cash dividends may be paid on our common stock.

Our common stock is not an FDIC insured deposit.

Our common stock is not a bank deposit and is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky and is subject to market forces that affect the price of common stock in any company.

As a result, if you acquire our common stock, you may lose some or all of your investment.

Our articles of incorporation and bylaws, as well as certain banking laws, may have an anti-takeover effect.

Provisions of our articles of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders.  The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could materially and adversely affect the market price of our common stock.

ITEM  1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM  2.                                                       PROPERTIES

The Company’s headquarters are located at 1222 Vine Street in Paso Robles, California.  The Bank operates 12 branches within the Counties of San Luis Obispo and Santa Barbara.  The Bank currently owns its headquarters and five of its branches and leases the remaining branches from various parties.  During 2012, the Bank also leased two new locations in Ventura and Santa Barbara Counties where it operates loan production offices, and as of the end of 2012 entered into a purchase of a vacant branch facility in Cambria, California, into which it plans to relocate its current local branch operations from a leased facility in the second half of 2013.  The purchase was completed in early 2013.

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

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220; 3rd amended complaint filed 8/3/2010.  Plaintiffs have sued a title company, a title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer who also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank foreclosed upon and subsequently sold some of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case, which is now in the discovery phase.  The Bank has successfully challenged the legal sufficiency of the cause of action for negligence.  The Bank believes the remaining action against it is without merit.  As such, the Bank does not expect the litigation to have a material impact on the Bank.

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

Market Information

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “HEOP.”  As of February 25, 2013, there were approximately 2,116 holders of record of the Company’s common stock.  The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2011:

	Closing Prices
Quarters Ended	High	Low
December 31, 2012	$5.90	$5.15
September 30, 2012	5.95	5.05
June 30, 2012	6.00	4.70
March 31, 2012	5.22	3.25

December 31, 2011	$3.70	$3.03
September 30, 2011	3.86	3.02
June 30, 2011	3.95	3.22
March 31, 2011	3.75	3.18

Dividends

The Company’s Board of Directors has responsibility for the oversight and approval of the declaration of dividends.  The timing and amount of any future dividends will depend on the Company’s near and long term earnings capacity, current and future capital position, investment opportunities, statutory and regulatory limitations, general economic conditions and other factors deemed relevant by the Company’s Board of Directors.  No assurances can be given that any dividends will be paid in the future or, if payment is made, will continue to be paid.

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

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations.  The Bank is subject first to corporate restrictions on its ability to pay dividends.  Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.

The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law. (See, Item 1 - Description of Business - Supervision and Regulation).

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

However, under the MOU issued by the FDIC and DFI in April 2012, the Bank may not pay cash dividends or make other payments to the Company without prior written consent of the FDIC and DFI.  Additionally, under the MOU entered into with the Federal Reserve Bank of San Francisco in July 2012, the Company may not receive any dividends or other forms of payment from the Bank or pay dividends to its shareholders without the prior approval of the Federal Reserve Bank of San Francisco and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Further, under the terms of the Company’s participation in the U.S. Treasury’s TARP CPP, the Company must obtain approval by the U.S. Treasury for a period of three years following the initial date of the U.S. Treasury’s investment for any proposed increases in the payment of cash dividends on its common stock.  Additionally, the Company may not pay dividends on its common stock unless it is current with all dividends on its Series A Senior Preferred Stock issued to the U.S. Treasury.

No dividends have been paid to holders of the Company’s common stock during each of the preceding four years.

Repurchase of Common Stock

The Company is not currently authorized to make repurchases of its common stock, nor did it make repurchases of its common stock during 2012, 2011, or 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2012, with respect to shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

Number of
	Securities To Be		Weighted Average	Number of Securities
	Issued Upon Exercise		Exercise Price of	Remaining Available
Plan Category	of Outstanding Options		Outstanding Options	For Future Issuance
Equity compensation plans
approved by security holders:	523,129	(1)	$6.11	1,715,616	(2)
Equity compensation plans not
approved by security holders:	N/A		N/A	N/A

(1) Under the 2005 Equity Based Compensation Plan, the Company is authorized to issue restricted stock awards.  Restricted stock awards are not included in the table above.  At December 31, 2012, there were 196,850  shares of restricted stock issued and outstanding.  See also Note 14. Share Based Compensation Plans, of the Consolidated Financial Statements on this Form 10-K for more information on the Company’s equity compensation plans.

(2) Includes securities available for issuance of stock options and restricted stock.

Item 6.  Selected Financial Data

The following table compares selected financial data for the past five years.  Explanations for the year-to-year changes may be found in Management’s Discussion & Analysis in Item 7. and in the Company’s Consolidated Financial Statements and the accompanying notes that are presented in Item 8. of this Form 10-K.  The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements and the notes thereto, which are included in this report.

	At or For The Years Ended December 31,
(dollar amounts in thousands, except per share data)	2012	2011	2010	2009	2008
Consolidated Income Data:
Interest income	$46,321	$48,227	$50,794	$49,559	$50,150
Interest expense	3,818	5,023	8,047	10,049	12,564
Net interest income	42,503	43,204	42,747	39,510	37,586
Provision for loan losses	7,681	6,063	31,531	24,066	12,215
Net interest income after provision for loan losses	34,822	37,141	11,216	15,444	25,371
Non-interest income	12,548	9,730	10,747	7,415	6,666
Non-interest expense	36,131	37,318	41,283	35,733	29,894
Income / (loss) before income tax expense / (benefit)	11,239	9,553	(19,320)	(12,874)	2,143
Income tax expense / (benefit)	(1,798)	1,828	(1,760)	(5,825)	497
Net income / (loss)	$13,037	$7,725	$(17,560)	$(7,049)	$1,646
Dividends and accretion on preferred stock	1,470	1,358	5,008	964	-
Net income / (loss) available to common shareholders	$11,567	$6,367	$(22,568)	$(8,013)	$1,646
Share Data:
Earnings / (loss) per common share - basic	$0.46	$0.25	$(1.30)	$(1.04)	$0.22
Earnings / (loss) per common share - diluted	$0.44	$0.24	$(1.30)	$(1.04)	$0.21
Dividend payout ratio (1)	0.00%	0.00%	0.00%	0.00%	37.68%
Common book value per share	$4.78	$4.17	$3.85	$8.07	$9.03
Tangible common book value per share	$4.27	$3.67	$3.33	$6.31	$7.13
Actual shares outstanding at end of period (2)	25,307,110	25,145,717	25,082,344	7,771,952	7,753,078
Weighted average shares outstanding - basic	25,081,462	25,048,477	17,312,306	7,697,234	7,641,726
Weighted average shares outstanding - diluted	26,401,870	26,254,745	17,312,306	7,697,234	7,753,013
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$34,116	$34,892	$22,951	$40,738	$24,571
Total investments and other securities	$287,682	$236,982	$223,857	$121,180	$50,762
Total gross loans	$689,608	$646,286	$677,303	$728,679	$680,147
Allowance for loan losses	$(18,118)	$(19,314)	$(24,940)	$(14,372)	$(10,412)
Total assets	$1,097,532	$987,138	$982,612	$945,177	$805,588
Total deposits	$870,870	$786,208	$798,206	$775,465	$603,521
Federal Home Loan Bank borrowings	$66,500	$51,500	$45,000	$65,000	$109,000
Junior subordinated debt	$8,248	$8,248	$8,248	$13,403	$13,403
Total stockholders’ equity	$145,529	$129,554	$121,256	$83,751	$70,032
Selected Other Balance Sheet Data:
Average assets	$1,024,961	$976,988	$995,223	$887,628	$779,575
Average earning assets	$953,815	$916,356	$935,991	$829,329	$722,061
Average stockholders’ equity	$137,392	$124,824	$121,865	$86,949	$71,748
Selected Financial Ratios:
Return on average assets	1.27%	0.79%	-1.76%	-0.79%	0.21%
Return on average equity	9.49%	6.19%	-14.41%	-8.11%	2.29%
Return on average tangible common equity	11.55%	7.29%	-30.86%	-10.00%	2.91%
Net interest margin (3)	4.46%	4.71%	4.57%	4.76%	5.21%
Efficiency ratio (4)	67.88%	67.98%	69.08%	69.86%	65.57%
Non-interest expense to average assets	3.53%	3.82%	4.15%	4.03%	3.83%
Capital Ratios:
Average equity to average assets	13.40%	12.78%	12.24%	9.80%	9.20%
Leverage Ratio	12.32%	12.06%	10.83%	8.24%	8.90%
Tier 1 Risk-Based Capital ratio	15.55%	14.81%	13.94%	9.59%	9.37%
Total Risk-Based Capital ratio	16.81%	16.07%	15.21%	10.85%	10.62%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (5)	2.51%	1.91%	4.85%	5.26%	2.75%
Non-performing assets to total assets (6)	1.58%	1.35%	4.02%	4.15%	2.48%
Allowance for loan losses to total gross loans	2.63%	2.99%	3.68%	1.97%	1.53%
Net charge-offs (recoveries) to average loans	1.32%	1.75%	2.96%	2.83%	1.21%

(1) For the year 2008 cash dividends totaling $0.08 per share were paid. No cash dividends were paid in 2012, 2011, 2010 and 2009.

(2) Actual shares have been adjusted to fully reflect stock dividends and stock splits.

(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on security sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs and gains and losses on sale of fixed assets.

(5) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.

(6) Non-performing assets are defined as assets that are past due 90 days or more and assets placed in non-accrual status plus other real estate owned.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the Heritage Oaks Bancorp’s (“Company”, “we”, or “our”) Consolidated Financial Statements and notes filed in this Form 10-K, herein referred to as “the Consolidated Financial Statements” included and incorporated by reference herein.  “Bancorp” will be used in this discussion when referring only to the holding company as distinct from the consolidated company.  The “Bank” will be used when referring to Heritage Oaks Bank.

Overview

Financial Highlights

Net income for the twelve months ended December 31, 2012, was $13.0 million, or $0.44 per diluted share as compared with $7.7 million, or $0.24 per common share for the twelve months ended December 31, 2011 and a net loss of $17.6 million, or $1.30 per common share, for the twelve months ended December 31, 2010.

The significant factors impacting the Company’s net income for the twelve months ended December 31, 2012 were:

•                  A net benefit for income taxes in 2012 due the reversal of our remaining $5.6 million of deferred tax valuation allowance as compared to a partial reversal of $1.5 million in 2011;

•                  A $2.8 million improvement in non-interest income, which totaled $12.5 million in 2012 largely due to increases in the gains realized on the sale of mortgages, investment securities and other real estate owned (“OREO”);

•                  A $1.2 million improvement in non-interest expense, which totaled $36.1 million in 2012, largely due to decreases in regulatory assessment costs, occupancy costs and data processing costs, partially offset by increases in outside service costs, provisions associated with the potential repurchase of mortgages sold and increased salary and benefit costs.

•                  These improvements in operating results were partially offset by continued pressure on net interest income, due to the historically low interest rate environment in which we operate, and an increase in the provision for loan losses primarily attributable to specific reserve requirements related to a few large loans placed on non-accrual in the first half of 2012.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements filed in this Form 10-K. The following discussions should be read in conjunction with the Consolidated Financial Statements appearing in Item 8. of this Form 10-K.

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

Allowance for Loan Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the specific credit component of the allowance for loan losses for non-performing loans in the loan portfolio and the value of foreclosed real estate, management obtains independent appraisals at least once a year for significant properties.  While management uses available information to recognize losses on non-performing loans and foreclosed real estate, future additions to the allowance for loan losses may be necessary based on changes in local economic conditions or other factors outside our control.

The general portfolio component of the allowance is determined by pooling performing loans by collateral type and purpose.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.  In addition, qualitatively determined adjustments are made to the historical loss history to give effect to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Because of all the variables that go into the determination of both the specific and general allocation components of the allowance for loan losses, as well as the valuation of foreclosed real estate, it is reasonably possible that the allowance for loan losses and foreclosed real estate values may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 5. Allowance for Loan Losses, of the Consolidated Financial Statements filed in this Form 10-K.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance must be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on the Company’s ongoing assessment of the realizability of its deferred tax assets, management reduced the level of the valuation allowance in 2011 and ultimately reversed the remaining valuation allowance during 2012, based upon management’s determination that it was more likely than not that the entire balance of the deferred tax assets will ultimately be realized.  See also Note 7. Deferred Tax Assets and Income Taxes, of the Consolidated Financial Statements filed in this Form 10-K.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the transaction.  See also Note 2. Fair Value of Assets and Liabilities, of the Consolidated Financial Statements filed in this Form 10-K.

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans, investments and other interest earning assets, and the interest paid on deposits and borrowings.  The net interest margin is the amount of net interest income expressed as a percentage of average earning assets.  Factors considered in the analysis of net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of non-interest-bearing liabilities, non-accruing loans, and changes in market interest rates.

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2012, 2011 and 2010.  The average balance of non-accruing loans has been included in loan totals.

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2012			December 31, 2011			December 31, 2010
		Yield/	Income/		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets
Investments with other banks	$-	0.00%	$-	$58	1.72%	$1	$119	1.68%	$2
Interest bearing due from banks	15,193	0.17%	26	16,343	0.18%	30	38,630	0.23%	90
Investment securities taxable	202,109	2.45%	4,944	188,285	2.82%	5,304	151,113	3.57%	5,393
Investment securities non taxable	57,065	3.42%	1,952	36,888	4.04%	1,490	26,664	4.30%	1,146
Other Investments	6,519	1.86%	121	7,176	0.79%	57	10,212	0.33%	34
Loans (1) (2)	672,929	5.84%	39,278	667,606	6.19%	41,345	709,253	6.22%	44,129
Total interest earning assets	953,815	4.86%	46,321	916,356	5.26%	48,227	935,991	5.43%	50,794

Allowance for loan losses	(19,169)			(22,895)			(20,698)
Other assets	90,315			83,527			79,930

Total assets	$1,024,961			$976,988			$995,223

Interest Bearing Liabilities
Interest bearing demand	$67,986	0.11%	$77	$64,187	0.15%	$95	$70,935	0.50%	$352
Savings	35,769	0.10%	36	32,153	0.14%	46	27,739	0.26%	73
Money market	289,079	0.36%	1,034	275,278	0.50%	1,367	281,754	1.00%	2,813
Time deposits	183,803	1.00%	1,841	214,677	1.39%	2,974	232,450	1.81%	4,210
Total interest bearing deposits	576,637	0.52%	2,988	586,295	0.76%	4,482	612,878	1.22%	7,448
Federal Home Loan Bank borrowing	50,153	1.27%	638	38,527	0.97%	372	62,041	0.54%	332
Junior subordinated debentures	8,248	2.33%	192	8,248	2.05%	169	10,479	2.34%	245
Other secured borrowing	—	0.00%	-	3	0.00%	-	445	4.94%	22
Total borrowed funds	58,401	1.42%	830	46,778	1.16%	541	72,965	0.82%	599
Total interest bearing liabilities	635,038	0.60%	3,818	633,073	0.79%	5,023	685,843	1.17%	8,047
Non interest bearing demand	243,304			208,646			178,096
Total funding	878,342	0.43%	3,818	841,719	0.60%	5,023	863,939	0.93%	8,047
Other liabilities	9,227			10,445			9,419
Total liabilities	887,569			852,164			873,358

Stockholders’ Equity
Total stockholders’ equity	137,392			124,824			121,865

Total liabilities and stockholders’ equity	$1,024,961			$976,988			$995,223

Net interest margin (3)		4.46%			4.71%			4.57%

Interest rate spread		4.26%	$42,503		4.47%	$43,204		4.26%	$42,747

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for each of the years ended December 31, 2012 and 2011 and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For The Year Ended,				For The Year Ended,
	December 31, 2012				December 31, 2011
(dollar amounts in thousands)	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
Interest income:
Investments with other banks	$(1)	$(1)	$1	$(1)	$(1)	$-	$-	$(1)
Interest bearing due from	(2)	(2)	-	(4)	(52)	(19)	11	(60)
Investment securities taxable	389	(698)	(51)	(360)	1,327	(1,136)	(280)	(89)
Investment securities non-taxable (1)	1,235	(345)	(189)	701	665	(105)	(40)	520
Taxable equivalent adjustment (1)	(420)	117	64	(239)	(226)	36	14	(176)
Other investments	(5)	76	(7)	64	(10)	47	(14)	23
Loans	330	(2,378)	(19)	(2,067)	(2,591)	(205)	12	(2,784)

Net increase / (decrease)	1,526	(3,231)	(201)	(1,906)	(888)	(1,382)	(297)	(2,567)
Interest expense:
Savings, NOW, money market	86	(423)	(24)	(361)	(75)	(1,694)	39	(1,730)
Time deposits	(428)	(824)	119	(1,133)	(322)	(990)	76	(1,236)
Other borrowings	-	-	-	-	(22)	(22)	22	(22)
Federal Home Loan Bank borrowing	112	118	36	266	(126)	267	(101)	40
Long term borrowings	-	23	-	23	(52)	(30)	6	(76)

Net (decrease) / increase	(230)	(1,106)	131	(1,205)	(597)	(2,469)	42	(3,024)

Total net increase / (decrease)	$1,756	$(2,125)	$(332)	$(701)	$(291)	$1,087	$(339)	$457

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Discussion of 2012 Compared to 2011

For the years ended December 31, 2012 and 2011, net interest income was $42.5 million and $43.2 million, respectively, and net interest margin was 4.46% and 4.71%, respectively. During 2012 increased competition, coupled with the impact of a slow economy and low interest rate environment, had an adverse impact on yields on new and renewing loans. In addition, the low interest rate environment had a two-fold impact on securities’ yields as new investments are typically providing lower yields and existing investments in mortgage backed securities experienced increased levels of refinancing of the underlying mortgages, which results in acceleration of the amortization of premiums paid on these securities.  All of these factors combined to reduce the yield on earning assets for the year ended December 31, 2012 by 40 basis points. The mix of average earning assets for the year ended December 31, 2012 also contributed to the decline in the yield on earning assets, as a larger percentage of earning assets was invested in lower yielding securities as opposed to higher yielding loans.  However, the loan portfolio grew late in the second half of 2012, which contributed to a more favorable earning asset mix.  This growth helped mitigate some of the downward pressures on net interest margin.  The declines in the yield on earning assets was partially offset by improvements in the cost of funds that were largely due to shifts in the composition of deposits from interest bearing accounts to more liquid and fully insured non-interest bearing deposit accounts, coupled  with reductions in the rates of interest paid on interest bearing deposits.

Forgone interest on non-accrual loans continued to adversely impact interest income for the year ended December 31, 2012. Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $1.4 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively.

Our earnings are directly influenced by changes in interest rates.  The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities and slightly net asset sensitive, meaning that changes in interest rates have a slightly more immediate impact on asset yields than they do on liability rates. A large percentage of our interest sensitive assets and liabilities re-price immediately with changes in the Prime Rate and other capital markets interest rates.  Declines in interest rates have resulted in a significant portion of the loan portfolio reaching floor rates.

However, modifications in the loan floor rates over the last twelve months, primarily as part of loan renewals, have further contributed to the decline in current yields on our loan portfolio but have effectively reduced the level of upward interest rate movement required to see future improvement in yields on impacted loans.  See Item 7A. Qualitative and Quantitative Disclosures About Market Risk, included in this Form 10-K for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on the variable rate component of our loan portfolio.

For the year ended December 31, 2012, average interest-earning assets were $37.4 million, or 4.1%, higher than that reported for the year ended December 31, 2011.  The Company’s average investment in its securities portfolio increased by $34.0 million in 2012, as compared to 2011.  Increases in the relative percentage of the securities portfolio during 2012 as compared to higher yielding loans negatively impacted net interest margin.

The decline in the yield on interest-earning assets for the year ended December 31, 2012 can be attributed to three key factors: declines in the average returns on the loan portfolio due to continued downward rate pressure on new loans and renewals;  the change of the mix of interest-earning assets away from higher yielding loans to lower yielding investment securities, discussed above; and declines in the yields on the investment securities purchased over the last year due to continued market pressures on interest rates.  The adverse impacts of the shift in interest-earning assets and declines in investment security and loan yields during 2012 were partially offset by the declines in the level of interest reversals and forgone interest on non-accruing loans and lost interest due to troubled debt restructuring (“TDR”) rate concessions.

For the year ended December 31, 2012, the yield on the loan portfolio declined 35 basis points to 5.84% from the year ended December 31, 2011. This decline was largely attributable to declines in interest rates on new loans issued and loans renewed, which were driven by increased competition in the Company’s primary market area and the historically low interest rates set by the government to improve the economic recovery.  In addition, interest income for 2011 included $0.4 million of interest recoveries on the pay-off of non-accrual loans, as well as prepayment penalties and related accelerations of unearned fees on loan payoffs, which represented $0.1 million more than was realized in 2012. This decline in prepayment income in 2012 represented 1 basis point of the decline in yield in 2012 as compared to 2011. These downward pressures on loan yields were partially offset by a decline in the level of forgone interest on non-accrual loans from $1.7 million to $1.4 million for the years ended December 31, 2011 and 2012, respectively. Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 15 basis points for the year ended December 31, 2012, as compared to 19 basis points for the year ended December 31, 2011.

Beginning in 2009 and continuing through the first quarter of 2012, new loan originations slowed due in part to a decline in loan demand and in part due to the impact of tighter underwriting standards resulting in fewer loans that met our underwriting criteria in the current economic environment.  As a result, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations, we invested excess liquidity primarily in agency mortgage backed securities and municipal securities.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio and the decline in the overall yield of taxable investment securities as these recently acquired investment securities currently yield considerably less than other investments in the portfolio.  These relatively short term investments have allowed the Company to maximize yields on excess liquidity, while ensuring adequate cash flow to support potential loan growth in future periods.  Beginning in the second quarter of 2012, we began to experience renewed loan demand and growth in our loan portfolio.  Assuming this loan growth continues over the next several quarters, we expect to realize an improved mix in earning assets which should help to stabilize our net interest margin.

The average balance of interest bearing liabilities was $1.9 million higher for the year ended December 31, 2012, than that reported for the year ended December 31, 2011.  The year to date increase in the average balance of interest bearing liabilities can be attributed to $11.6 million increase in Federal Home Loan Bank (“FHLB”) borrowings as the Company chose to draw down additional long-term advances in 2012 to lock in historically low, long-term fixed rate funds.  This increase in borrowings was partially offset by declines in interest bearing deposits, most notably time deposits.  We attribute the decrease in time deposits in part to the migration to other interest bearing account categories, such as savings, and non-interest bearing deposits as customers weighed their investment alternatives in the current low interest rate environment and were reluctant to commit funds to time deposits given low market yields.

The rate paid on interest bearing deposits declined by 24 basis points, to 0.52% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  These declines are in part due to the historically low interest rate environment that has existed for the last few years, but are also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits, the overall deposit mix and cost of our deposit portfolio has improved as a result of these factors.

While we have experienced a decline in average interest bearing deposits during 2012 as compared with 2011, our average non-interest bearing demand deposit balances have increased on a comparative basis by $34.7 million to $243.3 million during 2012.  This increase in non-interest bearing demand balances has served to reduce our total funding cost by 17 basis points for the year ended December 31, 2012, as compared to the 0.60% cost of our interest bearing liabilities. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments, and to a lesser degree the impact of unlimited deposit insurance coverage on non-interest bearing demand accounts, which expired at the end 2012.  As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels and therefore how long we will benefit from this low cost source of funds. Our total cost of funds for the year ended December 31, 2012, was 0.43%, a decrease of 17 basis points as compared to 2011.

For the year ended December 31, 2012, the average rate paid on interest bearing liabilities was 0.60% as compared to 0.79% for the year ended December 31, 2011.  The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for the Federal Home Loan Bank borrowings due to a strategy designed to lock in historically low fixed rates on longer term borrowings as compared to the Company’s traditional reliance on a heavier mix of lower cost, variable rate short-term borrowings.

Discussion of 2011 Compared to 2010

At December 31, 2011, average earning assets were approximately $19.6 million, or 2.1%, lower than that reported at December 31, 2010.  This decline was driven by a $41.6 million reduction in the level of net loans outstanding, due in large part to tepid loan demand together with the impact of $25.8 million of loan sales completed in 2011 (including the impacts of the $5.9 million of loans transferred to held for sale status at December 31, 2011 and subsequently sold in January 2012), and $22.3 million decline in interest bearing funds due from banks, both of which were partially offset by an increase in investment securities, which increased by $48.1 million over 2010.  The decline in the overall average earning assets and the change in mix between loans and investment securities were the primary factors contributing to the decline in interest income and yield in 2011, as higher yielding loans that were sold or paid down in 2011, were replaced by lower yielding investment securities.

Yields on the loan portfolio in 2011 were essentially flat compared to 2010, as the impacts of originating and renewing loans in the low interest rate environment, which placed some level of downward pressure on rates, were substantially offset by a 62% reduction in the level of non-performing loans. Total forgone interest on impaired loans was approximately $1.7 million for 2011, impacting the yield on earning assets by approximately 19 basis points, a decline of $1.3 million and 13 basis points from 2010.

At December 31, 2011, average interest bearing liabilities decreased $52.8 million as compared to December 31, 2010.  The decline was largely caused by a reduction in the level of FHLB borrowings, which declined $23.5 million and time deposits, which declined $17.8 million.  Time deposits and FHLB borrowings tend to be the higher cost elements of our interest bearing liabilities, therefore the decline in such balances led to a significant decline in the amount of interest expense and the cost associated with our interest bearing liabilities.  Interest expense declined $3.0 million from 2010 to $5.0 million in 2011 and the average interest rate paid declined 38 basis points to 0.79%.

As a result of the interplay of the above factors, we realized an increase in both net interest income and net interest margin in 2011 as compared to 2010.

Provision for Loan Losses

As more fully discussed in Note 5. Allowance for Loan Losses, of the Consolidated Financial Statements, filed in this Form 10-K, the allowance for loan losses has been established for probable incurred credit losses inherent in the loan portfolio.  The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses will likely vary from current estimates and these variances could be material and have an adverse effect on the Company’s performance.  The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the value of the collateral for such loan.  The allowance for loan losses represents the Company’s best estimate of the allowance necessary to provide for probable incurred credit losses inherent in the loan portfolio as of the balance sheet date.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of 2012 Compared to 2011

The Company’s provision for loan losses was $7.7 million for the year ended December 31, 2012. This represents an increase of $1.6 million as compared to the amount reported in 2011. In 2012, the Company migrated to a more granular loan risk grading scale after completing a risk grade recertification and full review of all loan relationships equal to or greater than $500 thousand, which represented 74% of gross loans at the time the review was performed. While this review was primarily focused on ensuring existing loans were properly graded based on the new methodology, it provided additional insights on the overall credit quality of this portion of the portfolio.  The increase in the provision for loan losses is primarily attributable to increased reserve requirements associated with specific reserve calculations and related charge-offs for a few large loans in the first half of 2012. The incremental provision requirements for these increases in specific reserves during 2012 were partially offset by reduced provision requirements on the majority of the remaining loan portfolio due to: continued improvement in our historical loss data as older higher loss level periods roll out of the loss history window and are replaced by more recent losses at lower loss rates; and improvements in the qualitative portfolio factors which resulted from improvements in both the national and local economic indicators. Both of these factors form the principal basis for the general reserve portion of the allowance for loan losses.  As of December 31, 2012, the Company’s allowance for loan losses represented 2.63% of total gross loans.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of 2011 Compared to 2010

The Company’s provision for loan losses was $6.1 million for the year ended December 31, 2011.  This represents a decrease of $25.5 million as compared to that reported in 2010.  The decrease in the provisions for loan losses can be attributed to: a deceleration in the amount of required provisions due to efforts taken to identify and address potential credit issues; a decrease in the amount of classified and non-performing loans through structured problem loan sales executed in 2011 and the overall improving quality of the loan portfolio, as evidenced by the improvements in the loss history over the last year; enhanced procedures around the issuance of new credit over the preceding couple of years; and  early signs that the local economies, in which we operate, may be stabilizing after a prolonged period of recession and stagnant recovery, based on reports on improved unemployment levels and modest upward trends in commercial real estate leasing activity.

Non-Interest Income

The table below sets forth changes for 2012, 2011 and 2010 in non-interest income:

	For The Years Ended			Variances
	December 31,			2011		2010
(dollar amounts in thousands)	2012	2011	2010	dollar	percentage	dollar	percentage
Fees and service charges	$2,568	$2,453	$2,428	$115	4.7%	$25	1.0%
Mortgage gain on sale and origination fees	4,263	2,645	3,271	1,618	61.2%	(626)	-19.1%
Debit/credit card fee income	1,782	1,632	1,447	150	9.2%	185	12.8%
Earnings on bank owned life insurance	602	596	585	6	1.0%	11	1.9%
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	-	-	(1,214)	-	0.0%	1,214	-100.0%
Non credit related losses recognized in other comprehensive income	-	-	1,007	-	0.0%	(1,007)	-100.0%
Net impairment losses on investment securities	-	-	(207)	-	0.0%	207	-100.0%
Gain on sale of investment securities	2,619	1,983	783	636	32.1%	1,200	153.3%
Gain / (loss) on sale of other real estate owned	199	(543)	24	742	-136.6%	(567)	-2362.5%
Gain on extinguishment of debt	-	-	1700	-	0.0%	(1,700)	-100.0%
Other income	515	964	716	(449)	-46.6%	248	34.6%

Total	$12,548	$9,730	$10,747	$2,818	29.0%	$(1,017)	-9.5%

Discussion of 2012 Compared to 2011

Non-interest income increased by $2.8 million, or 29.0%, for the year ended December 31, 2012 compared with the amount reported for 2011.  The primary drivers for the increases were increases in mortgage gain on sale and origination fees, improvements in the gain/(loss) on sale of OREO and improved gains on sale of investment securities.  The increase in the mortgage related income was driven by investments we have made over the past year in the infrastructure and staffing levels of our mortgage banking business, which when combined with the current favorable interest rate environment led to increased refinancing and new home purchase loan activity and correspondingly to increased mortgage gain on sale and fee income as compared to the prior year.  While the immediate pipeline for potential mortgages to be funded remains substantially consistent with the volume of mortgages funded over the last couple of quarters, without further declines in mortgage rates it is unclear as to how long the current refinance volumes will continue to be experienced.  Further, while we would not expect modest increases in mortgage rates to materially impact near-term mortgage volumes, a large upward move in rates could have an adverse impact on the refinance market, the effects of which we believe could be partially mitigated by purchase mortgage originations increasing as buyers have historically tended to accelerate purchase decisions in the face of a rising rate environment.

The improvements in the gain/(loss) on sale of OREO is attributable to a more stable real estate market, the reduced level of OREO holdings in 2012 and reduced risk of loss in value due to the passage of time, as average OREO assets turned over more quickly in 2012 than in 2011. The increase in gain on sale of investment securities was primarily driven by the narrowing of credit spreads, which improved the fair market value of the securities portfolio during 2012 which translated into greater gain on sale of such securities. Specifically, during 2012, the Company sold $140.2 million of securities that resulted in gains of $2.6 million, compared with $147.2 million of securities sold in 2011 that resulted in gains of $2.0 million.  Much of the gain realized on the sale of investment securities in 2012 was in conjunction with management repositioning elements of the investment portfolio in an attempt to reduce the impacts of accelerating prepayment speeds on certain mortgage back securities and to eliminate the investment in corporate debt securities.  We will continue to monitor the investment portfolio and will take actions from time to time to reposition the portfolio to mitigate risk related to a changing interest rate environment as well as reducing exposure to volatility in yields due to changes in prepayment speeds.

Discussion of 2011 Compared to 2010

The decrease in non-interest income in 2011 as compared to 2010 was largely due to the $1.7 million one-time gain recognized on the extinguishment of $5.2 million of subordinated debt in 2010, as the Company reduced this higher cost debt in an effort to improve overall net interest income, as noted above.  See also Note 11. Borrowings, of the Consolidated Financial Statements, filed in this Form 10-K for additional discussion concerning the extinguishment of these borrowings.

In addition, we experienced a $0.6 million decline in gains and fees attributable to mortgage sales, reflecting lower demand for new and refinance mortgages over most of the year. Although the volume of mortgages funded in 2011 was lower than 2010, with the decline in mortgage rates in the second half of 2011, which fell to new historical levels, and incremental staff being added to the mortgage team, mortgage funding levels increased in the second half of 2011 as compared to the first half of the year.  Lastly, we experienced an increase in the level of loss on the sale of OREO, as we dramatically reduced the level of foreclosed assets through the sales of such properties, as part of our strategy to reduce non-earning assets in 2011. Partially offsetting these declines in non-interest income was a $1.2 million increase in gains on sales of investment securities, as the investment portfolio in whole returned to a net unrealized gain position and securities were sold, as part of our strategy to change the overall mix of the portfolio in an effort to improve the total return on invested funds, yielded higher gains.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2012, 2011 and 2010:

	For the Years Ended			Variances
	December 31,			2011		2010
(dollar amounts in thousands)	2012	2011	2010	dollar	percentage	dollar	percentage
Salaries and employee benefits	$18,304	$17,630	$19,293	$674	3.8%	$(1,663)	-8.6%
Equipment	1,613	1,739	1,653	(126)	-7.2%	86	5.2%
Occupancy	3,287	3,771	3,805	(484)	-12.8%	(34)	-0.9%
Promotional	690	668	690	22	3.3%	(22)	-3.2%
Data processing	2,553	2,975	2,676	(422)	-14.2%	299	11.2%
OREO related costs	248	670	689	(422)	-63.0%	(19)	-2.8%
Write-downs of foreclosed assets	86	1,198	3,686	(1,112)	-92.8%	(2,488)	-67.5%
Regulatory assessment costs	1,596	2,360	2,657	(764)	-32.4%	(297)	-11.2%
Audit and tax advisory costs	679	779	571	(100)	-12.8%	208	36.4%
Directors fees	474	483	551	(9)	-1.9%	(68)	-12.3%
Outside services	2,393	1,524	1,712	869	57.0%	(188)	-11.0%
Provision for potential mortgage repurchases	1,192	169	-	1,023	605.3%	169	100.0%
Amortization of intangible assets	342	445	514	(103)	-23.1%	(69)	-13.4%
Other general operating costs	2,674	2,907	2,786	(233)	-8.0%	121	4.3%

Total	$36,131	$37,318	$41,283	$(1,187)	-3.2%	$(3,965)	-9.6%

Discussion of 2012 Compared to 2011

The decline in non-interest expense for 2012 compared with 2011 was largely driven by:

Write-downs of Foreclosed Assets and OREO Related Costs

For 2012, write-downs of foreclosed assets and OREO related costs in total decreased approximately $1.5 million from that reported in 2011.  This decrease was primarily a result of the OREO portfolio being significantly smaller  in 2012 than it was in 2011 and therefore subject to less valuation risk and fewer operating costs to carry the OREO properties.  The size of the OREO portfolio diminished during both 2012 and 2011, as the Company entered into and closed several OREO sales over the last two years.

Regulatory Assessment Costs

For 2012, regulatory assessment costs decreased approximately $0.8 million compared with amounts reported for 2011.  The year over year decrease within this category can be attributed in large part to realizing a full year’s benefit in 2012 related to the FDIC’s new insurance assessment model that went into effect in the second quarter of 2011, resulting in reduced deposit insurance premiums, as well as reductions triggered by the lifting of our Consent Order early in the second quarter of 2012.

Data Processing

For 2012, data processing costs decreased approximately $0.4 million compared with amounts reported in 2011. This decrease was primarily driven by 2011 having increased levels of one-time fees related to new vendors and new services being implemented in 2011 that did not recur in 2012.

Occupancy

For 2012, occupancy costs decreased approximately $0.5 million. This decline is largely due to reductions in facility rental costs attributable to the repurchase of three branch buildings and our administrative office building in the first quarter of 2012 and the completion of the consolidation of three branch offices into nearby locations in the latter half of the second quarter of 2012.  The savings in rental costs were only partially offset by increased depreciation costs associated with owning the buildings as opposed to leasing them.  The net savings resulting from buying the buildings back and the branch consolidation totaled $0.6 million for year ended December 31, 2012.  These savings were partially offset by provisions for lease terminations associated with the three branch closures.

The declines in the non-interest expense categories described above for 2012 were partially offset by increases in the provision for potential mortgage repurchases, outside service provider expense and salaries and employee benefits. The provision for potential mortgage repurchases increased by $1.0 million.  This increase was largely driven by estimated losses primarily related to claims received in the second and fourth quarters of 2012.  Repurchase requests are relatively rare for the Bank.  In fact, the total cash paid in settlement for mortgage repurchases has been less than $1 million in the prior 8 years.  Our internal review has identified that the recent repurchase claims relate to loans made to related borrowers over five years ago. We do not believe the requests are in any way indicative of systemic problems with the Bank’s underwriting or origination process or that there is significant exposure to repurchase requests other than those arising from the loans to the borrowers in question, which totaled $2.8 million inclusive of the mortgage repurchases provided for in 2012.  In addition, our outside service provider expense increased by $0.9 million in 2012 as compared with 2011 largely due to our filing of registration statements related to our Series A Preferred Stock and related warrants and our Series C Preferred Stock and consulting services related to identifying operating efficiencies within the Bank.  Although there have been some benefits already realized from the operating efficiency studies, the majority of the identified savings are not expected to begin to be realized until the first half of 2013. Salaries and employee benefits increased by $0.7 million compared with 2011, largely due to increased commissions due to higher mortgage loan originations and the re-establishment in 2012 of an employee incentive compensation plan.

Discussion of 2011 Compared to 2010

Total non-interest expense decreased by approximately $4.0 million in 2011 as compared with 2010, primarily driven by decreases in salaries and employee benefits, write-downs of foreclosed assets and regulatory assessment costs.  The $1.7 million reduction in salaries and employee benefits was largely due to reduced commission expense due to a decline in mortgage origination volume and changes in related compensation plans in 2011, reductions in accrual for compensated absences, and reductions in other benefit plan costs as part of cost reduction efforts resulting from working with benefit plan providers.  The decrease in write-downs of foreclosed assets of $2.5 million in 2011 was due to the fact that much of the write-down on OREO inventory that existed at December 31, 2010 occurred in 2010.  In 2011, most of the OREO inventory was liquidated in conjunction with the Company’s strategy to reduce non-performing assets, which when combined with reduced foreclosure activity during 2011, resulted in a decline in the level of valuation allowance provisioning in 2011. The decrease in regulatory assessment costs of $0.3 million in 2011 was largely due to a revision to the FDIC deposit insurance assessment calculation that went into effect during 2011.

Provision for Income Taxes

For the year ended December 31, 2012, the Company recorded an income tax benefit of approximately $1.8 million.  This compares to $1.8 million of income tax expense in 2011.  The change in the provision for income taxes for 2012 as compared to 2011 can be attributed to a $4.1 million increase in the level of the deferred tax valuation allowance that was reversed in 2012 as compared to 2011, partially offset by increased taxes resulting from improved year over year pre-tax earnings.  In 2012, the Company reversed the remaining $5.6 million of deferred tax asset valuation allowance.  The Company’s effective tax rate was (16.0)% and 19.1% for 2012 and 2011, respectively.  The Company’s underlying effective tax rate, exclusive of the impacts of the changes in the deferred tax asset valuation allowance, was 33.9% and 34.8% for 2012 and 2011, respectively.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard.  Management evaluates the realizability of the deferred tax assets on a quarterly basis.  As a result of this evaluation in 2012, it was determined that 100% of the Company’s deferred tax assets were now more likely than not recognizable as future tax benefits, resulting in the reversal of a previously established valuation allowance of $5.6 million.  The reversal of the allowance in 2012 reflected the impacts of numerous factors, such as continued quarterly earnings and improvements in credit quality that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets.  Please see Note 7. Deferred Tax Assets and Income Taxes, of the Consolidated Financial Statements, filed in this Form 10-K for additional information concerning the Company’s deferred tax assets.

Financial Condition

The Company saw continued improvement in its overall financial condition in 2012.  At December 31, 2012, total assets were approximately $1.1 billion.  This represents an increase of approximately $110.4 million or 11.2% over that reported at December 31, 2011.  The increase in total assets is primarily attributable to the investment in loans and securities of funds received from the inflow of deposits during 2012, and the repurchase of three branch buildings and our administrative building in an effort to reduce our occupancy costs.

At December 31, 2012, total deposits were approximately $870.9 million or approximately $84.7 million higher than that reported at December 31, 2011.  The Company’s deposit gathering success is benefiting from the very liquid nature of the market, a series of branch-based deposit campaigns that began with the start of 2012 and are focused on relationship deepening and cross selling, and the $27.0 million of deposits received as part of the purchase of the Morro Bay branch of Coast National Bank at the end of December 2012.  A more detailed discussion of each of the key elements of our financial condition follows:

Total Cash and Cash Equivalents

Total cash and cash equivalents were $34.1 million and $34.9 million at December 31, 2012 and December 31, 2011, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the branches.  The year to date decline is attributable to elevated balances at December 2011 due to the timing lag between receipt of proceeds from investment security sales and maturities near the end of the month and redeployment of such funds into the investment portfolio.

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

Securities Available for Sale

The Company manages its securities portfolio to provide a source of liquidity.  The Company has invested in a mix of securities including obligations of U.S. government agencies, mortgage backed securities and state and municipal securities. The Company has an Asset/Liability Committee that develops investment policies based upon its operating needs and market conditions.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee of the Company is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Bank’s Board of Directors on a regular basis.

The composition of the investment portfolio as of December 31, 2012, 2011 and 2010 is as follows:

	As of December 31,
	2012		2011		2010
	Amortized		Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$7,307	$7,567	$4,209	$4,326	$6,684	$6,436
Mortgage backed securities
U.S. government sponsored entities and agencies	145,430	145,768	116,732	117,325	159,448	160,617
Non-agency	43,402	44,795	34,667	34,532	10,170	9,059
State and municipal securities	64,824	68,968	49,661	51,923	49,459	47,745
Corporate debt securities	-	-	28,909	26,856	-	-
Asset backed securities	20,049	20,584	2,059	2,020	-	-

Total	$281,012	$287,682	$236,237	$236,982	$225,761	$223,857

At December 31, 2012, the fair value of the investment portfolio was approximately $287.7 million or $50.7 million higher than that reported at December 31, 2011.  The change in the balance of the portfolio can be attributed in large part to the Company actively investing cash received from the inflow of deposits, including approximatley $27 million  received as a result of the Morro Bay branch purchase from Coast National Bank.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to the other comprehensive income component of stockholders’ equity.  At December 31, 2012, the securities portfolio had net unrealized gains, net of taxes of approximately $3.9 million, an increase of approximately $3.5 million from the unrealized gain position reported at December 31, 2011.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to extreme market turbulence and volatility in capital markets’ interest rates, stemming in part from continued weakened economic conditions and uncertain market conditions.

Over the last several years, investor and consumer confidence in the U.S. financial system was negatively effected.  As a result, many financial institutions in severe need of liquidity were forced to de-leverage their balance sheets for a variety of reasons, selling significant portions of their investment holdings, which in turn placed considerable pressure on the values of many classes of investment securities.  In particular, mortgage related securities came under substantial pressure and the Company’s portfolio was not immune to this.

Although substantially all of the Company’s mortgage related securities are considered “investment grade,” overall lack of confidence in the housing market and the inability of many consumers to meet their mortgage related obligations have, among other things, been influential in placing pressure on the prices of certain of these types of securities.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the full faith and guarantee of the issuing agencies and the U.S. Federal Government.  At December 31, 2012, approximately $145.8 million or 76.5% of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

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

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category at December 31, 2012:

(dollar amounts in thousands)	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$102	$412	$4,457	$2,596	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	25,130	59,764	29,043	31,831	145,768
Non-agency	8,440	21,086	13,024	2,245	44,795
State and municipal securities	541	12,839	47,643	7,945	68,968
Asset backed securities	1,501	5,421	9,428	4,234	20,584
Total available for sale securities	$35,714	$99,522	$103,595	$48,851	$287,682

Amortized cost	$35,586	$97,899	$99,138	$48,389	$281,012

Weighted average yield	1.69%	2.58%	3.00%	3.48%	2.77%

Federal Home Loan Bank Stock (“FHLB”)

As a member of FHLB, the Bank is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Bank has obtained from the FHLB.  As such, the amount of FHLB stock the Bank carries can vary from one period to another based on, among other things, the current liquidity needs of the Bank.  At December 31, 2012, the Bank held approximately $4.6 million in FHLB stock, a decline of $0.1 million from that reported at December 31, 2011, due to redemptions of the stock by FHLB.

Loans

Summary of Market Conditions

Despite the recent signs of stabilization in the local economies in which the Company operates, loan demand remained tepid for much of 2011 and into the first quarter of 2012.  However, with the addition of our new relationship managers who are focused on our region’s largest industry, agriculture, as well as the commercial and small business segments of the market and expanded efforts by our mortgage lending team, the Bank was able to generate net loan growth in the second through fourth quarters of 2012 and for the full year ended December 31, 2012.

We continue to see the early signs of borrower activity, which contributed to improved loan growth. In addition our hiring of a new sales team and our expansion into Ventura County with the opening of new loan production offices in Oxnard in the middle of 2012 and Goleta in the first quarter of 2013, may contribute to continued growth in our loan portfolio for the foreseeable future. Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the global, national, state and local economies may further impact local borrowers, as well as the values of real estate within our market footprint used to secure certain loans. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration. The Bank employs more stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company is focused on monitoring credit in order to take appropriate steps when and if necessary to mitigate any adverse impacts on the Company.

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

The credit quality of the loan portfolio is impacted by numerous factors including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral dependent loans. Weak economic conditions in recent years have also impacted certain borrowers the Company has extended credit to, making it difficult for those borrowers to continue to make timely repayment on their loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in real estate collateral values may result in increases in provisions for loan losses that have an adverse impact on the Company’s operating results.

See also Note 4. Loans, of the Consolidated Financial Statements, filed in this Form 10-K, for a more detailed discussion concerning credit quality, including the Company’s related policy.

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds them. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At December 31, 2012, mortgage correspondent loans (loans held for sale) totaled approximately $22.5 million, $0.6 million more than that reported at December 31, 2011. The increase in mortgage correspondent loans in 2012 continues to reflect historically low mortgage rates  and increases in sales staffing in the mortgage department, both of which has resulted in an increased volume of mortgages written and subsequently sold.

In addition to the mortgage correspondent loans, the Company also had $4.3 million of loans, primarily commercial real estate loans that were under contract for sale as of December 31, 2011, which subsequently closed in mid-January 2012.

Summary of Loan Portfolio

At December 31, 2012, total gross loan balances were $689.6 million.  This represents an increase of approximately $43.3 million or 6.7% from the $646.3 million reported at December 31, 2011.  The current year growth in total gross loans was primarily due to new loan originations driven by improving market conditions and increasing loan demand over the last few quarters, together with the expansion of our sales team and opening of new loan production offices.

The table below sets forth the composition of the loan portfolio as of December 31, 2012, 2011, 2010, 2009 and 2008:

	2012		2011		2010		2009		2008
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Secured
Multi-family residential	$21,467	3.1%	$15,915	2.5%	$17,637	2.6%	$20,631	2.8%	$16,206	2.4%
Residential 1 to 4 family	41,444	6.0%	20,839	3.2%	21,804	3.2%	25,483	3.5%	23,910	3.5%
Home equity line of credit	31,863	4.6%	31,047	4.8%	30,801	4.5%	29,780	4.1%	26,409	3.9%
Commercial	372,592	54.1%	357,499	55.4%	348,583	51.6%	337,940	46.5%	285,631	41.8%
Farmland	25,642	3.7%	8,155	1.3%	15,136	2.2%	13,079	1.8%	10,723	1.6%
Total real estate secured	493,008	71.5%	433,455	67.2%	433,961	64.1%	426,913	58.7%	362,879	53.2%

Commercial
Commercial and industrial	125,340	18.2%	141,065	21.8%	145,811	21.6%	157,270	21.6%	157,674	23.1%
Agriculture	21,663	3.1%	15,740	2.4%	15,168	2.2%	17,698	2.4%	13,744	2.0%
Other	61	0.0%	89	0.0%	153	0.0%	238	0.0%	620	0.1%
Total commercial	147,064	21.3%	156,894	24.2%	161,132	23.8%	175,206	24.0%	172,038	25.2%

Construction
Single family residential	8,074	1.2%	13,039	2.0%	11,525	1.7%	15,538	2.1%	11,414	1.7%
Single family residential - Speculative	535	0.1%	8	0.0%	2,391	0.4%	3,400	0.5%	15,395	2.3%
Tract	-	0.0%	-	0.0%	-	0.0%	2,215	0.3%	2,431	0.4%
Multi-family	778	0.1%	1,669	0.3%	2,218	0.3%	2,300	0.3%	5,808	0.9%
Hospitality	-	0.0%	-	0.0%	-	0.0%	14,306	2.0%	18,630	2.7%
Commercial	10,329	1.5%	8,015	1.2%	27,785	4.1%	27,128	3.7%	21,484	3.2%
Total Construction	19,716	2.9%	22,731	3.5%	43,919	6.5%	64,887	8.9%	75,162	11.2%

Land	24,664	3.6%	26,454	4.1%	30,685	4.5%	52,793	7.2%	61,681	9.1%
Installment loans to individuals	4,895	0.7%	6,479	1.0%	7,392	1.1%	8,327	1.1%	7,851	1.2%
All other loans (including overdrafts)	261	0.0%	273	0.0%	214	0.0%	553	0.1%	536	0.1%

Total gross loans	$689,608	100.0%	$646,286	100.0%	$677,303	100.0%	$728,679	100.0%	$680,147	100.0%
Deferred loan fees	937		1,111		1,613		1,825		1,701
Allowance for loan losses	18,118		19,314		24,940		14,372		10,412

Total net loans	$670,553		$625,861		$650,750		$712,482		$668,034

Loans held for sale	$22,549		$21,947		$11,008		$9,487		$7,939

Real Estate Secured

The following provides a break-down of the Bank’s real estate secured portfolio as of December 31, 2012:

	December 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$31,729	$1,515	$33,244	6.4%	25.0%	43	$5,000
Professional	35,663	1,012	36,675	7.1%	27.6%	76	2,663
Hospitality	113,083	1,026	114,109	22.1%	85.8%	46	10,692
Multi-family	21,467	-	21,467	4.2%	16.1%	20	5,144
Home equity lines of credit	31,863	18,581	50,444	9.8%	37.9%	347	1,200
Residential 1 to 4 family	41,444	45	41,489	8.0%	31.2%	95	3,300
Farmland	25,642	901	26,543	5.1%	20.0%	25	4,800
Healthcare / medical	31,240	-	31,240	6.0%	23.5%	32	7,500
Restaurants / hospitality	10,539	-	10,539	2.0%	7.9%	16	2,393
Commercial	118,526	888	119,414	23.1%	89.7%	128	6,720
Other	31,812	163	31,975	6.2%	24.0%	22	13,813

Total real estate secured	$493,008	$24,131	$517,139	100.0%	388.7%	850	$13,813

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2012.

At December 31, 2012, real estate secured balances were $493.0 million or 71.4% of total gross loans. When compared to that reported at December 31, 2011, this represents an increase of approximately $59.6 million or 13.7%.  The year over year increase can be primarily attributed to growth across all real estate components, but most significantly in the residential 1 to 4 family component, commercial real estate and farmland components.  Residential 1 to 4 family increased $20.6 million during 2012 as new residential mortgage originations identified for portfolio growth, as opposed to sale, expanded this portfolio.  These new residential 1 to 4 family loans have terms of 10 years, during which rates are fixed for the first five years and then are variable for the remaining term of the mortgage.  These originations were partially offset by $8.6 million in payment activity. The increase in the commercial component is primarily tied to new loan originations and transfers into commercial during 2012, which exceeded payments on existing loans by $17.5 million.  These increases in commercial real estate were partially offset by $2.4 million in charge-offs in the commercial component.  Farmland increased by $17.5 million, which was driven by $22.6 million of new loans originated and advances on existing loans in 2012 as part of the Bank’s increased focus on agriculture related lending, partially offset by payment activity against existing loans.

As of December 31, 2012, a total of $47.6 million of the real estate secured balance was risk graded as special mention or substandard, with the largest single component being the commercial segment which represented $39.6 million.  This compares to $51.0 million of the real estate secured balance and $46.3 million of commercial real estate being risk graded special mention or substandard as of December 31, 2011.  The change in both the real estate segment in total and more specifically the commercial real estate segment is attributable to a combination of loan pay-offs and pay-downs, charge-offs and upgrades during 2012 out pacing the level of new loans being down-graded into special mention or substandard.

At December 31, 2012, real estate secured balances as well as related unfunded commitments represented 389% of the Bank’s total risk-based capital compared to 369% reported at December 31, 2011.  The year over year increase can be attributed primarily to the loan growth in 2012 as discussed above partially offset by additional capital from positive earnings in 2012.

At December 31, 2012, $170.9 million or 34.7% of real estate secured balances were owner occupied.  This compares to $152.3 million or 35.1% of total real estate secured balances reported at December 31, 2011.

Commercial

Commercial loans, primarily consisting of commercial and industrial (“C&I”) and agricultural loans, totaled $147.1 million at December 31, 2012.  This represents a decline of $9.8 million from that reported at December 31, 2011.

C&I

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio by industry served as of December 31, 2012:

	December 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$5,399	$2,594	$7,993	4.0%	6.0%	32	$2,500
Oil gas and utilities	902	1,236	2,138	1.1%	1.6%	5	988
Construction	16,759	19,574	36,333	18.4%	27.3%	148	5,000
Manufacturing	9,657	8,952	18,609	9.4%	14.0%	88	2,000
Wholesale and retail	10,862	5,623	16,485	8.3%	12.4%	119	1,174
Transportation and warehousing	2,840	862	3,702	1.9%	2.8%	37	625
Media and information services	5,311	2,521	7,832	4.0%	5.9%	27	1,700
Financial services	6,409	2,390	8,799	4.4%	6.6%	46	1,580
Real estate / rental and leasing	18,313	9,988	28,301	14.3%	21.3%	93	4,500
Professional services	13,469	9,309	22,778	11.5%	17.1%	137	2,600
Healthcare / medical	14,269	6,196	20,465	10.3%	15.4%	107	11,464
Restaurants / hospitality	17,464	2,392	19,856	10.0%	14.9%	81	6,000
All other	3,686	953	4,639	2.4%	3.5%	81	1,200

Commercial and industrial	$125,340	$72,590	$197,930	100.0%	148.8%	1,001	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2012.

At December 31, 2012, C&I loans represented approximately $125.3 million or 18.2% of total gross loan balances.  This represents a decline of approximately $15.7 million or 11.1% from December 31, 2011.  The year-over-year decline can be attributed in part to the transfer of $3.9 million of the C&I loan balance to the land segment, which is related to a large credit that was modified in the second quarter of 2012 resulting in the entire modified loan relationship being classified as a land loan.  In addition, pay-downs and payoffs exceeded new advances and the funding of new loans during 2012 across several components of the C&I segment.  As a result of these factors, the ratio of total C&I loan balances, including undisbursed commitments to risk-based capital, declined from 173.2% at December 31, 2011 to 148.8% at December 31, 2012. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.

As of December 31, 2012, a total of $11.2 million of the C&I balance was risk graded as special mention or substandard.  This compares to $18.0 million of the C&I balance being risk graded special mention or substandard as of December 31, 2011.  The improvement in the credit risk grade profile of C&I is attributable to pay downs and pay offs of loans in these higher risk grades during 2012, as well as the previously mentioned transfer of a $3.9 million loan relationship to the land segment as part of a restructuring of that relationship.

Agriculture

At December 31, 2012, agriculture balances totaled approximately $21.7 million or 3.1% of total gross loan balances, which represents an approximate $5.9 million, or 37.3%, increase when compared to that reported at December 31, 2011.  The increase in the balance is associated with loan production from our new agriculture lending team, partially offset by $1.8 million of charge-offs as well as payment activity of $3.8 million.  At December 31, 2012 and December 31, 2011, agriculture balances represented 32% and 13%, respectively, of the Bank’s total risk-based capital. The increase in the percentage of risk-based capital is largely due to the growth in the outstanding loan balance, as well as a significant increase in the level of undisbursed commitments related to new loan production in 2012.

As of December 31, 2012, a total of $1.9 million of the agriculture balance was risk graded as special mention or substandard.  This compares to $4.4 million of the agriculture balance being risk graded special mention or substandard as of December 31, 2011.  The improvement in the credit risk grade profile of agriculture is largely attributable to pay-offs and upgrades of loans, as well as the $1.8 million of charge-offs of loans in these higher risk grades during 2012.

Construction

The following provides a break-down of the Bank’s construction portfolio as of December 31, 2012:

	December 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$8,074	$2,598	$10,672	47.2%	8.0%	11	$5,250
Single family residential - Spec.	535	300	835	3.7%	0.6%	1	835
Multi-family	778	-	778	3.4%	0.6%	1	787
Commercial	10,329	-	10,329	45.7%	7.8%	4	5,012

Total construction	$19,716	$2,898	$22,614	100.0%	17.0%	17	$5,250

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2012.

At December 31, 2012, construction balances represented approximately $19.7 million, or 2.9%, of total gross loan balances, a decrease of $3.0 million or 13.2% from that reported at December 31, 2011. This decrease is in part the result of charge-offs of $1.1 million, as well as payment activity and transfers of completed projects into other real estate loan types outpacing new loan originations and draws on existing construction projects by $1.9 million.  The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 32% at December 31, 2011, to 17% at December 31, 2012. The decline in this ratio can be attributed to the level of risk-based capital increasing as well as the decrease in the construction loan segment balance.

As of December 31, 2012, a total of $1.9 million of the construction balance was risk graded as special mention or substandard, all of which was related to commercial real estate construction.  This compares to $6.9 million of the construction balance at December 31, 2011, of which $4.3 million was related to commercial real estate construction being risk graded special mention or substandard as of December 31, 2011. The improvements in both the construction segment in total and more specifically the commercial real estate segment is attributable to a combination of transfers to other portfolio segments, improving credit quality, and pay downs and pay offs of loans in these higher risk grades.

Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.

Land

The following provides a break-down of the Bank’s land portfolio as of December 31, 2012:

	December 31, 2012				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$3,064	$656	$3,720	13.8%	2.8%	27	$867
Single family residential - Spec.	612	-	612	2.3%	0.5%	4	379
Tract	10,609	-	10,609	39.4%	7.9%	8	10,673
Land - Multifamily	1,501	1,599	3,100	11.5%	2.3%	1	3,100
Commercial	7,465	-	7,465	27.8%	5.6%	19	2,651
Hospitality	1,413	-	1,413	5.2%	1.1%	2	800

Total land	$24,664	$2,255	$26,919	100.0%	20.2%	61	$10,673

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2012.

Land consists of loans collateralized by raw land that is being held for future development.  Once development begins, the loan is generally refinanced into a construction loan.  At December 31, 2012, land balances represented approximately $24.7 million or 3.6% of total gross loan balances, a decline of $1.8 million or 6.8% from the corresponding balance reported at December 31, 2011.  The decline in land loans in 2012 is due to charge offs of $2.2 million, together with payment activity exceeding new land loans closed during the year by $3.5 million, offset by  the transfer of $3.9 million from C&I related to the previously mentioned loan modification that took place in the second quarter of 2012.  As a result of these factors, the ratio of total land loan balances, including undisbursed commitments, to risk-based capital declined from 21% at December 31, 2011 to 20% at December 31, 2012.

As of December 31, 2012, a total of $12.2 million of the land balance was risk graded as special mention or substandard.  This compares to $12.5 million of the land balance at December 31, 2011. The improvement is attributable to a combination of pay-downs and pay-offs of loans exceeding transfers into these higher risk grades.

Installment

At December 31, 2012, the installment loan balances were approximately $4.9 million compared to the $6.5 million reported at December 31, 2011.  Installment loans include revolving credit plans, consumer loans, and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio as well as information about fixed and variable rate loans at December 31, 2012.  Loans currently at or below their floor were classified as fixed in the table below:

			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
(dollar amounts in thousands)	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$41	$4,149	$2,747	$55	$12,337	$2,138	$21,467
Residential 1 to 4 family	4,121	4,377	3,407	4,746	22,738	2,055	41,444
Home equity line of credit	19,421	127	246	-	756	11,313	31,863
Commercial	12,126	27,122	43,976	48,019	238,890	2,459	372,592
Farmland	5,587	25	2,224	9,852	7,847	107	25,642
Commercial
Commercial and industrial	34,887	34,675	20,381	22,876	11,109	1,412	125,340
Agriculture	8,135	6,017	1,883	2,540	3,088	-	21,663
Other	-	-	61	-	-	-	61
Construction
Single family residential	285	6,537	-	-	1,252	-	8,074
Single family residential - Spec.	-	535	-	-	-	-	535
Multi-family	-	-	-	778	-	-	778
Commercial	10,329	-	-	-	-	-	10,329
Land	12,121	5,112	6,342	898	191	-	24,664
Installment loans to individuals	1,205	174	1,069	405	770	1,272	4,895
All other loans (including overdrafts)	261	-	-	-	-	-	261

Total loans, gross	$108,519	$88,850	$82,336	$90,169	$298,978	$20,756	$689,608

Variable rate loans	65,669	7,195	25,478	8,730	5,032	-	112,104
Fixed rate loans	42,850	81,655	56,858	81,439	293,946	20,756	577,504

Total loans, gross	$108,519	$88,850	$82,336	$90,169	$298,978	$20,756	$689,608

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level considered by management to be adequate to provide for probable incurred credit losses inherent in our loan portfolio as of the balance sheet date. The allowance is comprised of two components: specific loan reserves and general reserves, which includes a qualitatively determined amount. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recoveries of previously charged-off balances. Please see Note 5. Allowance for Loan Losses, of the Consolidated Financial Statements, filed in this Form 10-K for a detailed discussion concerning the Company’s methodology for determining an adequate allowance for loan losses. Please also see Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements, filed in this Form 10-K for additional discussion concerning the allowance for loan losses, loan charge-offs, and credit risk management.

For reporting purposes, the Company allocates the allowance for loan losses across product types within the loan portfolio. However, substantially all of the allowance is available to absorb all credit losses without restriction, unless specific reserves have been established.

The following table provides a summary of the allowance for loan losses and its allocation to each major loan category of the loan portfolio as well as the percentage that each major category’s allowance represents as a percentage of gross loan balances in that category as of December 31, 2012, 2011, 2010, 2009 and 2008:

	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollar amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$115	0.5%	$87	0.5%	$118	0.7%	$119	0.6%	$250	1.5%
Residential 1 to 4 family	290	0.7%	397	1.9%	447	2.1%	264	1.0%	364	1.5%
Home equity line of credit	443	1.4%	421	1.4%	219	0.7%	179	0.6%	406	1.5%
Commercial	5,659	1.5%	8,511	2.4%	10,862	3.1%	6,081	1.8%	4,354	1.5%
Farmland	372	1.5%	229	2.8%	239	1.6%	208	1.6%	167	1.6%
Total real estate secured	6,879	1.4%	9,645	2.2%	11,885	2.7%	6,851	1.6%	5,541	1.5%

Commercial
Commercial and industrial	5,297	4.2%	6,200	4.4%	9,024	6.2%	4,635	2.9%	2,405	1.5%
Agriculture	857	4.0%	349	2.2%	482	3.2%	178	1.0%	208	1.5%
Other	-	0.0%	-	0.0%	1	0.7%	1	0.4%	10	1.6%
Total commercial	6,154	4.2%	6,549	4.2%	9,507	5.9%	4,814	2.7%	2,623	1.5%

Construction
Single family residential	65	0.8%	139	1.1%	632	5.5%	304	2.0%	177	1.6%
Single family residential - Spec.	6	1.1%	-	0.0%	75	3.1%	46	1.4%	239	1.6%
Tract	-	0.0%	-	0.0%	-	0.0%	190	8.6%	42	1.7%
Multi-family	6	0.8%	148	8.9%	349	15.7%	90	3.9%	94	1.6%
Hospitality	-	0.0%	-	0.0%	-	0.0%	107	0.7%	281	1.5%
Commercial	236	2.3%	201	2.5%	297	1.1%	270	1.0%	333	1.5%
Total construction	313	1.6%	488	2.1%	1,353	3.1%	1,007	1.6%	1,166	1.6%

Land	4,670	18.9%	2,416	9.1%	2,000	6.5%	1,644	3.1%	947	1.5%
Installment loans to individuals	64	1.3%	175	2.7%	166	2.2%	40	0.5%	125	1.6%
All other loans (including overdrafts)	38	14.6%	41	15.0%	29	13.6%	16	2.9%	10	1.9%

Total allowance for loan losses	$18,118	2.6%	$19,314	3.0%	$24,940	3.7%	$14,372	2.0%	$10,412	1.5%

Allocation of the Allowance for Loan Losses

The allowance for loan losses as of December 31, 2012 decreased $1.2 million from $19.3 million at December 31, 2011, largely due to a decline in the general reserve requirements driven by improvements in the credit quality of the loan portfolio as evidenced by reductions in charge-offs incurred over the look-back period utilized in the historical loss portion of our model, as well as reductions in the qualitative factor related to local economic conditions due to stabilization and improvement in market conditions as described earlier in Managements’ Discussion and Analysis of Financial Condition and Results of Operation under Loans - Summary of Market Conditions. These improvements were partially offset by increased specific allowances and related charge-offs recorded in the first half of 2012 associated with a few large loans that were placed on non-accrual.

The allowance for loan losses decreased in 2011 by $5.6 million, due to improvement in the credit quality of the loan portfolio, which resulted from management’s efforts in 2011 to reduce classified loans, including non-performing loans, through loan sales and the work out of credit matters with borrowers.  The decline in the allowance also reflects improvements in the level of special mention risk graded loans in 2011, due to the improvement in the credit quality of several large borrowers and the workout of credit issues on other loans.  During 2011, the Company also experienced some stabilization in both general economic conditions and real estate valuations, and a reduced level of new transfers of loans to non-performing status, which when combined with the sale of non-performing loans resulted in a decline in the overall allowance for loan losses as compared to 2010, which period reflected the highest level of allowance in the Company’s history.

The allowance for loan losses allocated to the commercial real estate segment of the portfolio declined by $2.9 million from $8.5 million at December 31, 2011 to $5.6 million at December 31, 2012.  This decline was driven primarily by an improvement in the loss history and improvements in the qualitative factors, which were largely the result of improvements in both the national and local economic indicators, both of which form the basis for our general allowance for the commercial real estate segment.

The decline was also impacted by charge-downs of loans associated with updated specific reserve calculations during the second quarter of 2012. This decline was favorably impacted by an improvement in the level of special mention and substandard loans in the commercial real estate segment, which fell by 14.4% from $46.3 million at December 31, 2011 to $39.6 million at December 31, 2012.  The C&I segment of the loan portfolio was the other segment that experienced a major decline in its allocation in the allowance for loan losses. This allowance for loan loss allocation declined by $0.9 million, from $6.2 million at December 31, 2011 to $5.3 million at December 31, 2012.  This decline was driven primarily by the previously discussed reclassification of a $3.9 million credit relationship and related specific reserves to land during 2012, the single largest cause of the improvement in the level of special mention and substandard loans in the C&I segment, which fell by 37.8% from $18.0 million at December 31, 2011 to $11.2 million at December 31, 2012.  The decline in the C&I portion of the portfolio allowance for loan losses was also driven by continued improvements in the historical loss history during 2012, which factors into the determination of the general reserve component of the allowance for loan losses.  These improvements in the components of the allowance for loan losses were largely offset by a $2.3 million increase in the allocation of reserves to land, largely associated with the previously mentioned transfer of a $3.9 million C&I credit and the related specific reserves to land due to a restructuring of the customer’s total credit relationship with the Bank during 2012.

Although we have experienced some stabilization in general economic conditions and real estate values over the last two years, should the local market experience renewed deterioration in economic conditions or the credit quality of the segments mentioned above it may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At December 31, 2012, the balance of classified loans was approximately $51.1 million.  This compares to the $53.9 million in classified loan balances reported at December 31, 2011.  The decline in the level of classified loans reflects continued improvement in the overall credit quality of the portfolio through a combination of pay-downs and up-grades of  substandard credits, along with charge-offs, exceeding the level of inflow into the classified pool.

Although the improvement in classified assets has had a direct impact on the level of calculated general portfolio allocation under the Company’s methodology for determining an appropriate level for the allowance for loan losses, other factors, such as the lingering effects of elevated historical charge-off levels, and continued concerns over the speed and level of recovery of the local economy and real estate values require us to maintain the  allowance for loan losses at a level higher than that experienced for most of the Bank’s 30 year history.

Net loan charge-offs for the year ended December 31, 2012 totaled approximately $8.9 million compared to approximately $11.7 million for 2011.  The decrease in charge-offs is largely due to 2011 charge-offs being elevated due to the sale of certain non-performing loans.  These sales accounted for $7.2 million of the net charge-offs in 2011.  Absent the effects of the loan sale related charge-offs, 2012 charge-off levels would be elevated on a comparative basis, driven largely by the partial charge-offs associated with the previously discussed updated specific reserve calculations as well as $1.3 million of charge-offs being attributable to a single credit relationship for which the borrower is under investigation of fraud.

Net loan charge-offs during 2011 decreased $9.3 million from $21.0 million reported in 2010.  The decrease in net charge-offs in 2011 as compared to the prior year was due in large part to elevated charge-off levels in the second and third quarters of 2010, when we recorded charge-offs equal to 100% of our current basis in several loans in our portfolio.  These 100% charge-offs were recorded due to the prolonged deterioration in the borrowers’ ability to repay and the lack of viable collateral to continue to justify any level of recoverability against these loans.

Annualized net charge-offs to average loans for the year ended December 31, 2012 were 1.32%, the lowest level of net charge-offs the Company has experienced since 2008, as compared to 1.75% for 2011. At December 31, 2012, the allowance for loan losses represented 2.63% of total gross loans compared to the 2.99% reported at December 31, 2011. As of December 31, 2012, management believes the allowance for loan losses was sufficient to cover probable losses inherent in the Company’s loan portfolio.

The following table provides an analysis of the allowance for loan losses for the years ended December 31, 2012, 2011, 2010, 2009 and 2008:

	For The Years Ended December 31,
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Balance, beginning of period	$19,314	$24,940	$14,372	$10,412	$6,143
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	117	30	753	558	555
Home equity line of credit	-	407	10	-	-
Commercial	2,361	1,517	4,502	339	340
Farmland	4	226	235	-	-
Commercial
Commercial and industrial	3,289	4,194	12,249	5,816	3,854
Agriculture	1,845	174	1,489	2,224	-
Construction	1,128	47	1,259	2,218	1,837
Land	2,168	103	2,985	8,886	1,434
Installment loans to individuals	184	204	371	163	20
All other loans	137	-	-	-	36
Total Loan Charge-offs	11,233	6,902	$23,853	$20,204	$8,076

Charge-offs related to the sale of loans
Residential 1 to 4 family	-	3	-	-	-
Home equity line of credit	-	57	-	-	-
Commercial real estate	-	5,404	-	-	-
Farmland	-	681
Commercial and industrial	-	58	-	-	-
Construction	-	291	-	-	-
Land	-	690	-	-	-
Total charge-offs related to the sale of loans	-	7,184	-	-	-

Total charge-offs	11,233	14,086	23,853	20,204	8,076

Recoveries:
Real Estate Secured
Residential 1 to 4 family	33	30	87	21	2
Home equity line of credit	14	4	-	-	-
Commercial	1,185	313	27	-	-
Farmland	21	13	6	-	-
Commercial
Commercial and industrial	994	1,544	1,349	54	107
Agriculture	60	125	87	4	-
Construction	1	112	10	16	-
Land	22	207	1,311	-	-
Installment loans to individuals	23	49	13	2	1
All other loans	3	-	-	1	20

Total recoveries	2,356	2,397	2,890	98	130

Net charge-offs	8,877	11,689	20,963	20,106	7,946

Provisions for loan losses	7,681	6,063	31,531	24,066	12,215

Balance, end of period	$18,118	$19,314	$24,940	$14,372	$10,412

Gross loans, end of period	$689,608	$646,286	$677,303	$728,679	$680,147
Allowance for loan losses to total gross loans	2.63%	2.99%	3.68%	1.97%	1.53%
Net charge-offs to average loans	1.32%	1.75%	2.96%	2.83%	1.21%

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  The increase in non-performing loans, reflected in the table below, and more specifically the increases in the commercial and industrial and the land segments was largely the result of troubled debt restructuring activity in 2012.  See also Note 1. Summary of Significant Accounting Policies and Note 4. Loans of the Consolidated Financial Statements, filed in this Form 10-K, for additional discussion concerning non-performing loans and troubled debt restructurings, as well as discussion concerning credit quality.

The following table provides a summary of the Bank’s non-performing assets as of December 31, 2012 and 2011:

	December 31,		Variance
(dollar amounts in thousands)	2012	2011	Dollar	Percent
Non-Performing Loans:
Residential 1-4 family	$835	$622	$213	34.2%
Home equity lines of credit	58	359	(301)	-83.8%
Commercial real estate	928	4,551	(3,623)	-79.6%
Farmland	1,077	-	1,077	100.0%
Commercial and industrial	4,657	1,625	3,032	186.6%
Agriculture	907	2,327	(1,420)	-61.0%
Construction	1,380	937	443	47.3%
Land	7,182	1,886	5,296	280.8%
Installment	285	61	224	367.2%

Total non-performing loans	$17,309	$12,368	$4,941	39.9%

Other real estate owned	$-	$917	$(917)	-100.0%
Other repossessed assets	-	42	(42)	-100.0%

Total non-performing assets	$17,309	$13,327	$3,982	29.9%

Ratio of allowance for loan losses to total gross loans	2.63%	2.99%
Ratio of non-performing loans to total gross loans	2.51%	1.91%
Ratio of non-performing assets to total assets	1.58%	1.35%

Non-Accruing Loans

The following table reconciles the change in total non-accruing balances for the year ended December 31, 2012:

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing		December 31,
(dollar amounts in thousands)	2011	Balances	Paydowns	Collateral	Status	Charge-offs	2012
Real Estate Secured
Residential 1 to 4 family	$527	$614	$(189)	$-	$-	$(117)	$835
Home equity line of credit	359	65	(366)	-	-	-	58
Commercial	4,551	6,981	(4,694)	-	(3,556)	(2,354)	928
Farmland	-	1,089	(12)	-	-	-	1,077
Commercial
Commercial and industrial	1,625	8,272	(1,608)	(344)	-	(3,288)	4,657
Agriculture	2,327	484	(59)	-	-	(1,845)	907
Construction
Single family residential	937	-	(937)	-	-	-	-
Commercial	-	2,508	-	-	-	(1,128)	1,380
Land	1,981	9,217	(1,700)	(162)	-	(2,154)	7,182
Installment loans to individuals	61	451	(43)	-	-	(184)	285

Totals	$12,368	$29,681	$(9,608)	$(506)	$(3,556)	$(11,070)	$17,309

At December 31, 2012, the balance of non-accruing loans, inclusive of non-accruing TDRs of $11.6 million, was $17.3 million, or $4.9 million, higher than that reported at December 31, 2011.  Of the $17.3 million of non-accruing loans as of December 31, 2012, $12.6 million, or 73%, were performing in accordance with their contractual payment terms. A substantial portion of the increase in non-accruing loans is due to two large credit relationships, one of which deteriorated during the first quarter of 2012 and the second that moved to non-accrual status in the second quarter of 2012 and was subsequently paid off in the fourth quarter of 2012. The total addition to non-accruing loans associated with these relationships was $17.4 million. Other additions to non-accruing loans in 2012 totaled $12.3 million, primarily associated with TDRs.  Offsetting these increases were approximately $3.6 million in balances returning to accruing status following the resolution of certain problem credits, together with approximately $9.6 million in principal payments on non-accruing loans, and charge-offs of $11.1 million, a majority of which was related to the two large credit relationship addressed during the first six months of 2012.

Other Real Estate Owned

As of December 31, 2012, the Company held no OREO, a decrease of $0.9 million from that reported at December 31, 2011.  This decrease reflected the Company’s continued efforts to reduce non-performing assets and the limited level of loan foreclosures during 2012. See also Note 9. Other Real Estate Owned, of the Consolidated Financial Statements filed in this Form 10-K, for additional discussion concerning OREO.

Deposits and Borrowed Funds

The following table sets forth information for the last three fiscal years regarding the composition of deposits at December 31, the average rates paid on each of these categories and the year over year variance from 2012 to 2011:

	2012		2011		Variance		2010
		Average		Average				Average
(dollar amounts in thousands)	Balance	Rate Paid	Balance	Rate Paid	Dollar	Percent	Balance	Rate Paid
Demand, non-interest bearing	$273,242	0.00%	$217,245	0.00%	$55,997	25.78%	$182,658	0.00%
Interest bearing demand	76,728	0.11%	64,298	0.15%	12,430	19.33%	67,938	0.50%
Savings	41,021	0.10%	33,740	0.14%	7,281	21.58%	29,144	0.26%
Money market	293,525	0.36%	278,214	0.50%	15,311	5.50%	287,120	1.00%
Time deposits	186,354	1.00%	192,711	1.39%	(6,357)	-3.30%	231,346	1.81%

Total deposits	870,870	0.36%	786,208	0.56%	84,662	10.77%	798,206	0.94%

The following table provides a maturity distribution of certificates of time deposits as of December 31, 2012 and 2011:

	Time Deposits under $100,000		Time Deposits of $100,000 or more
(dollar amounts in thousands)	2012	2011	2012	2011
Less than 3 months	$19,910	$25,793	$12,788	$22,028
3 to 12 months	33,935	42,163	29,240	35,382
Over 1 year	35,404	34,672	55,077	32,673

Total	$89,249	$102,628	$97,105	$90,083

As indicated in the table above total deposit balances at December 31, 2012 were approximately $870.9 million.  This represents an increase of approximately $84.7 million when compared to that reported at December 31, 2011.  As previously noted, the Company’s deposit gathering success is benefiting from both the very liquid nature of the market, as well as a series of branch-based deposit campaigns that began in early 2012 and are focused on relationship deepening and cross selling.  In addition, the Company completed the purchase of the Morro Bay Branch of Coast National Bank at the end of December 2012, which contributed to approximately $27 million of the deposit growth.  Effective December 31, 2012, the FDIC’s unlimited deposit insurance on non-interest bearing deposits expired.  While we do not expect to see a material overall reduction in the level of deposits as a result of this change in the level of deposit insurance, we could experience a change in mix of our deposits away from non-interest bearing accounts and into interest bearing accounts, which could negatively impact our cost of funds.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding for each of the last two years.  During the year ended December 31, 2012, the Company saw core deposit balances (non-interest and interest bearing demand, savings, money market and time certificate accounts with balances less than $100 thousand) increase approximately $77.6 million from that reported at December 31, 2011.  Management’s continued focus on lower cost core deposit gathering in 2011 and 2012 helped to reduce overall cost of funds by 17 basis points to 0.43% for the year ended December 31, 2012 from 0.60% reported in 2011.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At December 31, 2012, FHLB borrowings were $66.5 million or $15 million higher than that reported at December 31, 2011.  Borrowings are obtained for a variety of reasons which include, but are not limited to, asset-liability management, funding loan growth, and to provide additional liquidity. The increase in the level of FHLB borrowings in 2012 was primarily for asset and liability management.

Capital

At December 31, 2012, the balance of stockholders’ equity was approximately $145.5 million.  This represents an increase of $16.0 million over that reported at December 31, 2011.  The increase in stockholders’ equity is attributed to net income for 2012 of $13.0 million, an increase in the balance of accumulated other comprehensive income in the amount of $3.5 million, and the impact of year to date share-based compensation expense and proceeds of option exercises totaling $0.6 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $1.1 million.

Dividends and Stock Repurchases

The Company, while operating under a Written Agreement between it and FRB of San Francisco, was required to defer dividend payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the first quarter of 2012.    During the second quarter of 2012, the Company’s request to the FRB of San Francisco to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures was approved and the Company brought both the dividends on its Series A Preferred Stock and the interest on its junior subordinated debentures current. The Company also received approval from the FRB to pay dividends on the Series A Preferred Stock and interest on the junior subordinated debentures for the third and fourth quarters of 2012, resulting in the Company being current in its servicing of these instruments. For more information concerning the Written Agreement, please refer to Note 19. Regulatory Matters, of the Consolidated Financial Statements, filed with this Report on Form 10-K.

The Company paid no dividends on nor did it repurchase any of its common stock during 2012, 2011 or 2010.

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

The Company and the Bank seek to maintain strong levels of capital in order to be considered “well-capitalized” as determined by regulatory agencies by an amount commensurate with our risk profile.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and the Bank rely primarily on earnings from the Bank’s operations to generate capital, the absence of earnings in 2009 and 2010 required the Company to obtain additional capital through the issuance of preferred and common equity in 2010.

At December 31, 2012, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These securities were issued to Heritage Oaks Capital Trust II.  At December 31, 2012, the Company included $8.0 million of the net Junior Subordinated Debt in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 11. Borrowings, of the Consolidated Financial Statements, filed with this Report on Form 10-K.

The general minimum regulatory capital ratios are as set forth in the table below. However, on February 26, 2010, the Bank stipulated to the issuance of an Order that was issued March 4, 2010, by the FDIC and DFI, which required higher levels of Tier I Leverage and Total Risk Based ratios.  Under the Order the Bank was required to maintain a Tier I Leverage ratio of 10.0% and a Total Risk-Based Capital ratio of 11.5%.  As a result of the termination of the Order in April 2012 and the Board of Directors’ execution of a Memorandum of Understanding with the FDIC and DFI, the Bank will no longer be subject to the Total Risk-Based Capital requirement of 11.5% but has agreed to continue to adhere to the 10.0% Tier 1 Leverage Ratio. Subsequent to the termination of the Order, the Bank should be considered “well capitalized” as long as it maintains this minimum Leverage Ratio. See also Note 19. Regulatory Matters, of the Consolidated Financial Statements, filed with this Form 10-K for additional information related to current regulatory matters as they pertain to these requirements.

Summarized below are the Company’s and the Bank’s capital ratios at December 31, 2012 and 2011:

	Regulatory Standard		December 31, 2012		December 31, 2011
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	12.32%	11.93%	12.06%	11.85%
Tier I capital to risk weighted assets	4.00%	6.00%	15.55%	15.02%	14.81%	14.51%
Total risk based capital to risk weighted assets	8.00%	10.00%	16.81%	16.28%	16.07%	15.77%

For a more detailed discussion of regulatory capital requirements please see Item 1. Business – Supervision and Regulation.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities

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

The following table provides a summary for the Company’s long-term debt and other obligations, including the anticipated payments under salary continuation plans, assuming attainment of the designated retirement age, as of December 31, 2012 and 2011:

	Less Than	One To Three	Three To Five	More Than	December 31,	December 31,
(dollar amounts in thousands)	One Year	Years	Years	Five Years	2012	2011
FHLB advances and other borrowings	$33,000	$19,000	$2,500	$20,248	$74,748	$59,748
Operating lease obligations	1,441	2,141	470	-	4,052	13,812
Salary continuation payments	263	471	566	5,622	6,922	10,701

Total long-term debt and other obligations	$34,704	$21,612	$3,536	$25,870	$85,722	$84,261

As disclosed in Note 18. Commitments and Contingencies, of the Consolidated Financial Statements, filed with this Form 10-K, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $14.9 million at December 31, 2012 compared to the $14.9 million reported at the end of 2011.  Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, for $11.7 million to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The project is 100% complete and near full occupancy. The letter of credit was renewed and will expire in September 2016. The letter of credit was undrawn as of December 31, 2012.  Additionally at December 31, 2012 and 2011, the Company had un-disbursed loan commitments, made in the ordinary course of business, totaling $164.4 million and $147.0 million, respectively.  At December 31, 2012 and 2011, the balance of the Company’s allowance for losses on unfunded commitments was $0.3 million.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and payments and maturities from other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the cash needs of customers while maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions.  ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At December 31, 2012, these credit lines totaled $37.0 million.  These two lines are unsecured.  At December 31, 2012, the Bank had no borrowings against these lines.  The Bank is a member of the FHLB and has collateralized borrowing capacities remaining of $184.4 million at December 31, 2012.  Additionally, the Bank also has a borrowing facility with the Federal Reserve.  The amount of available credit is determined by the collateral provided by the Bank.  As of December 31, 2012, the borrowing availability related to this facility was $7.4 million.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a steady stream of cash flows.  As of December 31, 2012, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 36.4% at December 31, 2012 compared to 35.1% at December 31, 2011.

The ratio of gross loans to deposits, another key liquidity ratio, declined to 79.2% at December 31, 2012 compared to 82.2% at December 31, 2011.

Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs.  In addition, the Bank’s Asset/Liability Management Committee oversees the Company’s liquidity position by reviewing a monthly liquidity report.  Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

Capital Expenditures

As of December 31, 2012, the Company was not subject to any material commitments for capital expenditures, other than the $1.7 million purchase of a building in Cambria, California.  This acquisition was completed in early 2013 and the Bank intends to relocate its Cambria branch operations to the new building from its current leased location in the second half of 2013.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level.

Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $8.2 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.  Management believes historically it has effectively managed the effect of changes in interest rates on its operating results and believes that it can continue to manage the short-term effects of interest rate changes under various interest rate scenarios.

Management employs Asset and Liability Management software that is used to measure the Company’s exposure to future changes in interest rates. This model measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity.  Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2012.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Company’s Asset-Liabilities Committee policies.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. The general improvement in the potential impacts of changing interest rates in 2012 reflects the impact of loan renewals over the last year, in which the Company reduced the floor rates in response to the continued soft interest rate environment.  While this has had a negative impact on current yields it has reduced the potentially adverse impacts of future rate changes as compared to those seen in 2011.  This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2012 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2012 and 2011, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios - December 31, 2012
(dollar amounts in thousands)	-100bp	Base	+100bp	+200bp
Net interest income	$42,863	$42,911	$43,059	$43,589
$ Change from base	$(48)	$-	$148	$678
% Change from base	-0.11%	0.00%	0.34%	1.58%

	Rate Shock Scenarios - December 31, 2011
(dollar amounts in thousands)	-100bp	Base	+100bp	+200bp
Net interest income	$44,961	$44,516	$43,196	$42,297
$ Change from base	$445	$-	$(1,320)	$(2,219)
% Change from base	1.00%	0.00%	-2.97%	-4.98%

It is important to note that the above table is a summary of several forecasts and actual results may differ materially and adversely from the information reported above. The forecasts are based on estimates and assumptions of management, and actual results may turn out to be different, and the forecast and assumptions may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses. Factors that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows management’s estimates of how the loan portfolio is segregated between variable and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2012 and 2011:

(dollars amounts in thousands)	As of December 31, 2012		As of December 31, 2011
		Percent of		Percent of
Rate Type	Balance	Total	Balance	Total
Variable - daily	$143,492	20.8%	$186,436	28.8%
Variable other than daily	333,034	48.3%	324,147	50.2%
Fixed rate	213,082	30.9%	135,703	21.0%

Total gross loans	$689,608	100.0%	$646,286	100.0%

As of December 31, 2012, the table above indicates that approximately 20.8% of the loan portfolio that will re-price immediately in a changing rate environment.  At December 31, 2012, approximately $476.5 million or 69.1% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2012 and 2011:

(dollar amounts in thousands)	As of December 31, 2012		As of December 31, 2011
		Percent of		Percent of
Re-Pricing	Balance	Total	Balance	Total
< 1 Year	$324,245	47.0%	$357,736	55.4%
1-3 Years	153,637	22.3%	179,161	27.7%
3-5 Years	143,228	20.8%	87,098	13.5%
> 5 Years	68,498	9.9%	22,291	3.4%

Total gross loans	$689,608	100.0%	$646,286	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the prime rate as of December 31, 2012 and 2011:

	Move in Prime Rate (bps) - December 31, 2012
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$12,749	$26,745	$54,463	$85,763
Variable other than daily	61,833	110,519	163,385	220,128

Cumulative total variable at floor	$74,582	$137,264	$217,848	$305,891

	Move in Prime Rate (bps) - December 31, 2011
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$335	$15,299	$55,956	$104,596
Variable other than daily	2,140	28,750	100,686	197,420

Cumulative total variable at floor	$2,475	$44,049	$156,642	$302,016

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

Item 8.  Financial Statements and Supplementary Data

Heritage Oaks Bancorp and Subsidiaries

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form10-K on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Heritage Oaks Bancorp

The management of Heritage Oaks Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that assessment, the Company’s management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on page 53.

Report of Independent Registered Public Accounting Firm

Board of Directors

Heritage Oaks Bancorp

Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for the years then ended.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting found in Item 9A of this Form 10-K.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Horwath LLP
Sacramento, California
March 4, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

Heritage Oaks Bancorp

Paso Robles, California

We have audited the accompanying consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in its stockholders’ equity and cash flows of Heritage Oaks Bancorp and Subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 10, 2011

Heritage Oaks Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands, except per share data)	2012	2011
Assets
Cash and due from banks	$23,425	$18,858
Interest bearing due from banks	10,691	16,034
Total cash and cash equivalents	34,116	34,892

Securities available for sale	287,682	236,982
Federal Home Loan Bank stock	4,575	4,685
Loans held for sale	22,549	21,947
Gross loans	689,608	646,286
Net deferred loan fees	(937)	(1,111)
Allowance for loan losses	(18,118)	(19,314)
Net loans	670,553	625,861
Property, premises and equipment	15,956	5,528
Deferred tax assets, net	21,933	18,226
Bank owned life insurance	15,349	14,835
Goodwill	11,237	11,049
Core deposit intangible	1,744	1,682
Other real estate owned	-	917
Other assets	11,838	10,534

Total assets	$1,097,532	$987,138

Liabilities
Deposits
Demand, non-interest bearing	$273,242	$217,245
Savings, NOW and money market deposits	411,274	376,252
Time deposits under $100	89,249	102,628
Time deposits of $100 or more	97,105	90,083
Total deposits	870,870	786,208
Short term FHLB borrowing	33,000	29,500
Long term FHLB borrowing	33,500	22,000
Junior subordinated debentures	8,248	8,248
Other liabilities	6,385	11,628

Total liabilities	952,003	857,584

Commitments and contingencies (Note 18)	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of December 31, 2012 and 2011	20,536	20,160
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of December 31, 2012 and 2011, respectively	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,307,110 shares and 25,147,717 shares as of December 31, 2012 and 2011 respectively	101,354	101,140
Additional paid in capital	7,337	7,006
Retained earnings / (accumulated deficit)	8,773	(2,794)
Accumulated other comprehensive income, net of tax expense of $2,745 and $307 as of December 31, 2012 and 2011, respectively	3,925	438

Total stockholders’ equity	145,529	129,554

Total liabilities and stockholders’ equity	$1,097,532	$987,138

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31,
(dollar amounts in thousands except per share data)	2012	2011	2010
Interest Income
Interest and fees on loans	$39,278	$41,345	$44,129
Interest on investment securities	6,896	6,794	6,539
Other interest income	147	88	126
Total interest income	46,321	48,227	50,794
Interest Expense
Interest on savings, NOW and money market deposits	1,147	1,508	3,238
Interest on time deposits under $100	892	1,448	2,133
Interest on time deposits in denominations of $100 or more	949	1,526	2,077
Other borrowings	830	541	599
Total interest expense	3,818	5,023	8,047
Net interest income before provision for loan losses	42,503	43,204	42,747
Provision for loan losses	7,681	6,063	31,531
Net interest income after provision for loan losses	34,822	37,141	11,216
Non-Interest Income
Fees and service charges	2,568	2,453	2,428
Mortgage gain on sale and origination fees	4,263	2,645	3,271
Debit/credit card fee income	1,782	1,632	1,447
Earnings on bank owned life insurance	602	596	585
Other than temporary impairment (OTTI) losses on investment securities:
Total impairment loss on investment securities	-	-	(1,214)
Non credit related losses recognized in other comprehensive income	-	-	1,007
Net impairment losses on investment securities	-	-	(207)
Gain on sale of investment securities	2,619	1,983	783
Gain / (loss) on sale of other real estate owned	199	(543)	24
Gain on extinguishment of debt	-	-	1,700
Other income	515	964	716
Total non-interest income	12,548	9,730	10,747
Non-Interest Expense
Salaries and employee benefits	18,304	17,630	19,293
Equipment	1,613	1,739	1,653
Occupancy	3,287	3,771	3,805
Promotional	690	668	690
Data processing	2,553	2,975	2,676
OREO related costs	248	670	689
Write-downs of foreclosed assets	86	1,198	3,686
Regulatory assessment costs	1,596	2,360	2,657
Audit and tax advisory costs	679	779	571
Directors fees	474	483	551
Outside services	2,393	1,524	1,712
Provision for potential mortgage repurchases	1,192	169	-
Amortization of intangible assets	342	445	514
Other general operating costs	2,674	2,907	2,786
Total non-interest expense	36,131	37,318	41,283
Income / (loss) before (benefit from) / expense for income taxes	11,239	9,553	(19,320)
(Benefit from) / expense for income taxes	(1,798)	1,828	(1,760)
Net income / (loss)	13,037	7,725	(17,560)
Dividends and accretion on preferred stock	1,470	1,358	5,008
Net income / (loss) available to common shareholders	$11,567	$6,367	$(22,568)

Earnings / (Loss) Per Common Share
Basic	$0.46	$0.25	$(1.30)
Diluted	$0.44	$0.24	$(1.30)

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Consolidated Statements of Comprehensive Income / (Loss)

	For the years ended December 31,
(dollar amounts in thousands)	2012	2011	2010

Net income / (loss)	$13,037	$7,725	$(17,560)
Other comprehensive income:
Unrealized security holding gains arising during the period	8,544	4,634	500
Reclassification for net gains on investments included in net income / (loss)	(2,619)	(1,983)	(783)
Reclassification of OTTI recognized in income	-	-	207
Other comprehensive income / (loss), before income tax expense / (benefit)	5,925	2,651	(76)
Income tax expense / (benefit) of other comprehensive income	2,438	1,092	(31)
Other comprehensive income / (loss)	3,487	1,559	(45)
Comprehensive income / (loss)	$16,524	$9,284	$(17,605)

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Retained	Accumulated
		Common Stock		Additional	Earnings/	Other	Total
	Preferred	Number of		Paid-In	(Accumulated	Comprehensive	Stockholders’
(dollar amounts in thousands)	Stock	Shares	Amount	Capital	Deficit)	Income/(loss)	Equity
Balance, January 1, 2010	$19,431	7,771,952	$48,747	$3,242	$13,407	$(1,076)	$83,751
Issuance of 56,160 shares of Series B preferred stock	52,351						52,351
Discount on Series B preferred stock	(3,456)			3,456			-
Conversion of Series B preferred stock to common stock	(52,351)	17,279,995	52,351				-
Issuance of 1,189,538 shares of Series C preferred stock	3,604						3,604
Accretion on Series A preferred stock discount	361				(361)		-
Accretion on Series B preferred stock discount	3,456				(3,456)		-
Dividends paid on preferred stock					(262)		(262)
Declared dividends on preferred stock					(929)		(929)
Exercise of stock options		11,260	42				42
Share-based compensation expense				304			304
Issuance of restricted share awards		26,565
Retirement of restricted share awards		(7,428)
Net loss					(17,560)		(17,560)
Other comprehensive loss						(45)	(45)
Balance, December 31, 2010	$23,396	25,082,344	$101,140	$7,002	$(9,161)	$(1,121)	$121,256
Accretion on Series A preferred stock discount	368				(368)		-
Declared dividends on preferred stock					(990)		(990)
Share-based compensation expense				299			299
Tax impact of share-based compensation expense				(276)			(276)
Issuance of restricted share awards		63,898					-
Retirement of restricted share awards		(525)		(19)			(19)
Net Income					7,725		7,725
Other comprehensive income						1,559	1,559
Balance, December 31, 2011	$23,764	25,145,717	$101,140	$7,006	$(2,794)	$438	$129,554
Accretion on Series A preferred stock discount	376				(376)		-
Dividends declared and paid on preferred stock					(1,094)		(1,094)
Exercise of stock options		56,056	183				183
Share-based compensation expense				331			331
Tax impact of share-based compensation expense			31				31
Issuance of restricted share awards		112,137					-
Forfeiture of restricted share awards		(6,800)					-
Net Income					13,037		13,037
Other comprehensive income						3,487	3,487
Balance, December 31, 2012	$24,140	$25,307,110	$101,354	$7,337	$8,773	$3,925	$145,529

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income / (loss)	$13,037	$7,725	$(17,560)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,348	1,256	1,288
Provision for loan losses	7,681	6,063	31,531
Amortization of premiums / discounts on investment securities, net	3,514	3,158	1,924
Amortization of intangible assets	342	445	515
Share-based compensation expense	331	299	304
Gain on sale of available for sale securities	(2,619)	(1,983)	(783)
Loss on sale of property, premises and equipment	25	-	-
Other than temporary impairment	-	-	207
Gain on extinguishment of debt	-	-	(1,700)
Originations of loans held for sale	(189,748)	(145,031)	(165,692)
Proceeds from sale of loans held for sale	189,146	153,898	164,171
Net increase in bank owned life insurance	(514)	(521)	(519)
(Increase) / decrease in deferred tax asset	(540)	3,348	(17,684)
Deferred tax assets valuation allowance adjustment	(5,605)	(1,500)	7,105
(Gain) / loss on sale of foreclosed collateral	(199)	543	(24)
Write-downs on other real estate owned	86	1,198	3,674
Tax impact of share based compensation expense	31	(295)	-
Increase in other assets	(1,304)	(3,007)	(9,301)
(Decrease) / increase in other liabilities	(3,324)	1,026	1,415

Net cash provided by / (used in) operating activities	11,688	26,622	(1,129)

Cash flows from investing activities:
Purchase of securities, available for sale	(235,333)	(201,392)	(164,923)
Sale of available for sale securities	140,163	147,194	33,389
Maturities and calls of available for sale securities	1,003	452	674
Proceeds from principal paydowns
of available for sale securities	48,497	42,094	26,650
Redemption of Federal Home Loan Bank stock	110	495	648
Purchase of equity investments	-	-	(1,000)
Sale of equity investments	-	-	155
(Increase) / decrease in loans, net	(55,498)	(6,861)	27,311
Allowance for loan and lease loss recoveries	2,356	2,397	2,890
Purchase of property, premises and equipment, net	(11,820)	(408)	(944)
Proceeds from sale of property, premises and equipment	19	-	59
Purchase of bank owned life insurance	-	(1,268)	(775)
Surrender of bank owned life insurance	-	797	-
Proceeds from sale of foreclosed collateral	1,799	7,218	4,187
Maturity of interest bearing deposits	-	99	-
Cash received from acquisition of branch	26,577	-	-
Increase in goodwill and CDI from bank acquisition	(592)	-	-

Net cash used in investing activities	(82,719)	(9,183)	(71,679)

Cash flows from financing activities:
Increase / (decrease) in deposits, net	58,085	(11,998)	22,741
Proceeds from Federal Home Loan Bank borrowing	240,500	245,000	45,000
Repayments of Federal Home Loan Bank borrowing	(225,500)	(238,500)	(65,000)
Decrease in junior subordinated debentures	-	-	(3,455)
Proceeds from exercise of stock options	183	-	42
Preferred stock dividends paid	(3,013)	-	(262)
Proceeds from issuance of preferred stock and common stock warrants, net	-	-	55,955

Net cash provided by / (used in) financing activities	70,255	(5,498)	55,021

Net (decrease) / increase in cash and cash equivalents	(776)	11,941	(17,787)
Cash and cash equivalents, beginning of year	34,892	22,951	40,738

Cash and cash equivalents, end of year	$34,116	$34,892	$22,951

(continued)

Heritage Oaks Bancorp

and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

Supplemental Cash Flow Information

	For The Years Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Cash Flow Information
Interest paid	$4,081	$4,991	$8,214
Income taxes paid	$4,835	$2,645	$7,825

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$5,925	$2,649	$(76)
Loans transferred to foreclosed collateral	$769	$3,484	$13,342
Loans transferred to held for sale	$-	$19,806	$-
Preferred stock dividends accrued not paid	$-	$990	$929
Accretion of preferred stock discount	$376	$368	$3,817
Conversion of preferred stock	$-	$-	$52,351

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

Nature of Operations

The Bank, which is the Company’s sole operating subsidiary, operates branches within San Luis Obispo and Santa Barbara counties and has a loan production office in Ventura County.  The Bank offers traditional banking products such as checking, savings, money market account and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties, and to a lesser degree Ventura County. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications

Certain amounts in the 2010 and 2011 financial statements have been reclassified to conform to the 2012 presentation.  These reclassifications did not have any effect on the prior years’ reported net income/(loss) or stockholders’ equity.

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

In connection with the determination of the allowance for loan losses and the value of foreclosed real estate, management obtains independent appraisals for significant properties.  While management uses available information to recognize losses on loans and foreclosed real estate and collateral, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate may change in future periods.  See also Note 5. Allowance for Loan Losses, of these consolidated financial statements.

Note 1.  Summary of Significant Accounting Policies - continued

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance may be established.  See also Note 7. Deferred Tax Assets and Income Taxes, of these consolidated financial statements.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See also Note 2. Fair Value of Assets and Liabilities, of these consolidated financial statements.

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

The Company determines the fair market values of financial instruments based on the fair value hierarchy established in U.S. GAAP.  The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or a particular financial instrument. Pursuant to U.S. GAAP, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Specifically, U.S. GAAP describes three levels of inputs that may be used to measure fair value, as outlined below:

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments the value for which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments.  Many of these estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

Note 1.  Summary of Significant Accounting Policies - continued

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

Investments in Securities Available for Sale

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

Loans, Loans Held for Sale, and Accrued Interest Receivable

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate loans and loans that possess a rate variable other than daily or that are at their floor rate) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  The carrying amount of accrued interest receivable approximates its fair value.

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral, which is based on the appraised value of the collateral less any estimated costs to sell.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values based on Company specific experience with similar collateral, the Company records impaired loans as non-recurring Level 3.  The most common adjustment to reported appraised values of collateral is a monthly discount linked to the passage of time since the last appraisal.  This discount factor ranges between 1% and 3% per month and is consistent with that used in the appraisals to discount for the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date. At December 31, 2012, a significant majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to management.

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

Note 1.  Summary of Significant Accounting Policies - continued

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

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The new standard requires the disclosure of comprehensive income on the face of the income statement or in a stand-alone statement of comprehensive income, consecutively following the income statement as opposed to the more common historical practice of disclosure as a component of the statement of stockholders’ equity.

The new presentation is effective for interim and annual periods beginning on or after December 15, 2011.  Other than the additional disclosure included in the new stand-alone statement of other comprehensive income, the Company’s adoption of this standard in the first quarter of 2012 did not have a significant impact on the Company’s consolidated financial statements.

On May 12, 2011, the FASB, together with the International Accounting Standards Board (IASB), jointly issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities. Other than the additional disclosures included in Note 2. Fair Value of Assets and Liabilities, the Company’s adoption of this standard in the first quarter of 2012 did not have a significant impact on the Company’s consolidated financial statements.

Note 1.  Summary of Significant Accounting Policies - continued

Recent Accounting Guidance Not Yet Effective

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update, like ASU 2011-08 which the Company adopted in 2011, allows companies the option to first evaluate qualitative factors to determine if events or circumstances exist that indicate that it is more likely than not that an indefinite-lived intangible asset is impaired.  If based on this assessment, a company concludes that there are no indicators that suggest an indefinitely-lived asset is more likely than not of having been impaired, then no further quantitative analysis is required.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company currently does not have any indefinite-lived intangible assets, other than goodwill, therefore adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

On February 15, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification.  For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The Company does not expect adoption will have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  In management’s opinion, the Bank is in compliance with the reserve requirements as of December 31, 2012.  The Company maintains amounts due from banks that exceed federally insured limits.  Historically the Company has not experienced any losses in such accounts.  For purposes of reporting cash flows, cash and cash equivalents include cash, and due from banks.  Generally, interest bearing due from banks represent excess liquidity that the Company and/or Bank invests through other institutions overnight.

Investment Securities Available for Sale

The Company’s investment securities are classified as available for sale and are measured at fair value, with changes in unrealized gains and losses, net of applicable taxes, reported as a separate component of stockholders’ equity.  The fair values of most securities that are designated available for sale are based on quoted market prices.  If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model.  Gains or losses on sales of investment securities are determined on the specific identification method and recorded as a component of non-interest income.  Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities and recognized in interest income.

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

Note 1.  Summary of Significant Accounting Policies - continued

When an investment is deemed to be other than temporarily impaired, the Company is required to assess whether it has the intent to sell the investment, or if it is more likely than not that it will be required to sell the investment before its anticipated recovery of its full basis in the security.  If the Company does not intend, nor anticipates it will be required to sell the investment, it must still perform an evaluation of future cash flows it expects to receive from the investment to determine if a credit loss has occurred.  The evaluation includes future cash flows from the investment the Company expects to collect, based on an assessment of all available information about the applicable investment.  The Company considers such factors as: the structure of the security and the Company’s position within that structure, the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, expected changes in real estate prices, and assumptions regarding interest rates, to determine whether the Company will recover the remaining amortized cost basis of the security. In the event that a credit loss has been projected to have occurred, only the amount of impairment related to the credit loss is recognized through earnings.  OTTI amounts related to all other factors, such as market conditions, are recorded as a component of accumulated other comprehensive income. On a quarterly basis the Company, with the assistance of an independent third party, performs an updated evaluation on all securities for which OTTI was previously recognized.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and as a condition of membership, the Bank is required to purchase stock in the FHLB. The required ownership of FHLB stock is based on the level of borrowing the Bank has obtained from the FHLB. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  There have been no events that would suggest that an impairment in the carrying value of the stock has occurred as of December 31, 2012.  Dividends received on the FHLB stock are reported as a component of interest income.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or fair value, which is determined by the specified value in the sales contract with the third party buyer.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to expense.

Loans Held for Investment

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

Note 1.  Summary of Significant Accounting Policies - continued

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans.  The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on contractual terms of the loan and/or when, in the opinion of management, there is reasonable doubt as to collectability unless such loans are well collateralized and in the process of collection.  This policy is consistently applied to all portfolio segments. When loans are placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income.  Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote.  Interest payments received on such loans are generally applied as a reduction to the loan principal balance.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is estimated to be fully collectable, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual status and/or management believes, based on current information, that such loan is no longer impaired.  When a loan is returned to accrual status from non-accrual status, the interest that had been accumulated while on non-accrual status is not recognized until such time as the loan is repaid in full.

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

This process allows the Company to validate credit risk grade ratings, underwriting structure, and the Company’s estimated exposure in the current economic environment as well as enhance communications with borrowers where necessary in an effort to mitigate potential future losses.

The Company conducts an analysis on all significant problem loans at least quarterly, in order to properly estimate its potential exposure to loss associated with such credits in a timely manner.  Pursuant to the Company’s lending policy, all loans in the portfolio are assigned a risk grade rating, which allows management, among other things, to identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are generally assigned based on information concerning the borrower and the strength of the collateral.  Risk grades are reviewed regularly by the Company’s credit committee and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations.  In the second quarter of 2012, the Company implemented a more detailed risk grading system that provided for a more granular break down of loans within the Company’s four primary credit risk grade ratings, discussed below.

The following provides brief definitions for credit risk grade ratings assigned to loans in the portfolio:

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

Loans typically move to non-accruing status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains financial information (appraisal or cash flow information) in order to determine if any evidence of impairment exists.  If based on an assessment of all available information related to the loan it is determined that the loan is impaired, the Company obtains updated appraisal information on the underlying collateral for collateral dependent loans and updated cash-flow information if the loan is unsecured or primarily dependent on future operating or other cash-flows. Once the updated financial information is obtained and analyzed by management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses, if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loan have been charged-off.  If upon a loan’s migration to non-accruing status, the financial information obtained while the loan was classified as substandard are deemed to be outdated, the Company typically orders new appraisals on underlying collateral or obtains the most recent cash-flow information in order to have the most current indication of fair value.  For collateral dependent loans, if a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.  An analysis of the underlying collateral is performed for loans on non-accrual status at least quarterly and new appraisals are typically received at least annually. Corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off. Cash-flow information for impaired loans dependent primarily on future operating or other cash-flows are updated quarterly as well, with subsequent shortfalls resulting in valuation allowance adjustments.

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are generally monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans as well as updated cash-flow information.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where management has determined that it is in the best interest of the Bank to attempt to broker a troubled loan rather than to continue to hold it in its portfolio, additional charge-offs have been realized as distressed loan buyers that typically purchase these types of loans tend to require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable incurred credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups.  The allowance is increased by provisions for loan losses, which are charged to earnings and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans, including troubled debt restructurings (“TDRs”), are charged or credited to the provision for loan losses.  Because of uncertainties inherent in the estimation process, management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change.

The allowance, as more fully described below, is comprised of two components: specific loan reserves and general reserves, which includes a qualitatively determined amount.

Note 1.  Summary of Significant Accounting Policies - continued

Specific Loan Reserves - The specific reserve component of the allowance is determined through the measurement of impairment on certain loans that have been identified during each reporting period as impaired.  A loan is considered impaired when, based on certain information and events surrounding a borrower, it is determined that it is probable that the Company will not receive all scheduled payments, including interest, according to the original contractual terms of the loan agreement.

In certain instances the Company may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement. In those instances where modifications are made to loans, for which the borrower is experiencing financial difficulty and the Company has granted the borrower a concession that it would not have otherwise considered, the modifications constitute a TDR.  The Company’s policy for monitoring loan modifications for potential TDRs is focused on loans risk graded as special mention, substandard or doubtful.  TDRs are considered impaired and require the Company to measure the amount of impairment, if any, at the time the loan is restructured.

A comprehensive analysis of impaired loans is performed, including obtaining updated financial information regarding the borrower, including updated cash flow information on the borrower, obtaining updated appraisals on any collateral securing such loans and ultimately determining the extent to which such loans are impaired.  In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by third party valuation experts.  Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company’s specific credit allocation in the allowance for loan losses.

General Reserves - The general reserve component of the allowance for loans that are not impaired is determined through a two-step process.  First a quantitative allocation is determined by pooling performing loans by collateral type and purpose, such as the stratification presented in Note 4. Loans, of these consolidated financial statements.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.

The quantitative allocation is then combined with a qualitatively determined allocation of the allowance to form the general reserve component of the allowance for loan loss.  The qualitative allocation is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the scope and frequency of the loan review process as well as any other factor determined by management to have an impact on the credit quality of the loan portfolio.  External factors include local, state and national economic and business conditions.  While management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of management’s expectations.

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on management’s best estimate of probable incurred credit losses as of the balance sheet date.  The nature of the process in which management determines the appropriate level of the allowance involves the exercise of considerable judgment and the use of estimates.  While management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods and a higher balance in the Company’s allowance for loan losses.

Note 1.  Summary of Significant Accounting Policies - continued

Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions.  The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

•  Real estate secured – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1to 4 family residential properties.  Also included in this segment are equity lines of credit secured by real estate.  As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type.  Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties.  These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

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

As mentioned, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses. See also Note 4. Loans and Note 5. Allowance for Loan Losses, of these consolidated financial statements, for additional discussion concerning credit quality and the allowance for loan losses.

Loan Charge-offs

Loan balances are charged-off when the loan becomes 90 days past due, unless it is well secured and/or in the process of collection.  This charge-off policy is consistently applied to all portfolio segments.  The Company may defer charge-off on a loan, due to certain factors the Company has identified that may work to its benefit in minimizing potential losses.  Those factors may include: working with the borrower to restructure their obligation to the Company in an effort to bring about a more favorable outcome, the identification of an additional source of repayment, sufficient collateral to cover the Company’s recorded investment in the loan, or any other identified factor that may work to strengthen the credit and reduce the potential for loss.

For most real estate and commercial loans, the Company generally recognizes a charge-off to bring the carrying balance of the loan down to the estimated fair value of the underlying collateral or some other determination of fair value when: (i) management determines that the asset is no longer collectable, (ii) repayment prospects for the credit have become unclear and/or are likely to occur over a time-frame the Company deems to be no longer reasonable, (iii) the loan or portion of the loan has been deemed a loss by the Company’s internal review and/or independent review functions, or has been deemed a loss by regulatory examiners, (iv) the borrower has or is in the process of filing for bankruptcy.

Note 1.  Summary of Significant Accounting Policies - continued

Appraisals for Loans Secured by Collateral

For loan commitments greater than $0.5 million and a remaining term greater than one year at the loan’s anniversary date, the Bank has a policy to perform an annual review of the borrower’s financial condition and of any real estate securing the loan.  This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements.  This information is used internally by the Bank to validate all covenants and the risk grade assigned to the loan.  If during the review process the Bank learns of additional information that would suggest that the borrower’s ability to repay has deteriorated since the original underwriting of the loan, and repayment may now be dependent on liquidation of the collateral, an additional independent appraisal of the collateral is requested.  If based on the updated appraisal information it is determined the value of the collateral is impaired and the Bank no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan’s original agreement, the Bank typically moves to establish a valuation allowance for such loans or charge-off such differences.

In general, once a loan is deemed to be impaired and/or the loan was downgraded to substandard status, the loan becomes the responsibility of the Bank’s Special Assets department, which provides more diligent oversight of problem credits.  This oversight includes, among other things, a review of all previous appraisals of collateral securing such loans and determining in the Bank’s best judgment if those appraisals still represent the current fair value of the loan.  Additional appraisals may be ordered at this time if deemed necessary.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to expense as incurred.

Deferred Tax Asset and Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach.  We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in the financial statement or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws. The Company files consolidated federal and combined state income tax returns.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of operations.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. In making the determination whether a deferred tax asset is more likely than not to be realized, management performs a quarterly evaluation of all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. See also Note 7. Deferred Tax Assets and Income Taxes, of these consolidated financial statements for additional information related to deferred income taxes.

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

Note 1.  Summary of Significant Accounting Policies - continued

Goodwill and Other Intangible Assets

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

The Company applies a qualitative analysis of conditions that might indicate that impairment of goodwill is more likely than not of having occurred.  In the event that the qualitative analysis suggests that an impairment may have occurred, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model.  The current year’s review of qualitative factors did not indicate that an impairment might have occurred, as such no quantitative analysis was performed at December 31, 2012.  The most recent such quantitative valuation was completed as of December 31, 2010 and no impairment was noted as a result of the exercise.

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

Federal Home Loan Bank (“FHLB”) Borrowings

The Company may borrow from the FHLB at competitive rates, which typically approximate the London Inter-Bank Offered Rate (“LIBOR”) for the equivalent term because they are secured with investments in high quality loans.  Interest is accrued on a monthly basis based on the outstanding borrowing’s interest rate and is included in interest expense on other borrowings

Reserve for Off-Balance Sheet Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Estimated losses related to these commitments are not included in the allowance for loan losses reported in Note 5. Allowance for Loan Losses of these consolidated financial statements.  Instead they are accounted for as a separate loss contingency reserve within other liabilities on the Company’s Consolidated Balance Sheets and related adjustments to this reserve are as a charge to earnings included in other non-interest expense on the Consolidated Statements of Operations.  Losses are  experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

Supplemental Employee Compensation Benefit Agreements

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

Note 1.  Summary of Significant Accounting Policies - continued

Comprehensive Income

Changes in the unrealized gain / (loss) on available for sale securities net of income taxes was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2012, 2011 and 2010.

Share-Based Compensation

The Company grants incentive and non-qualified stock options, as well as restricted stock to directors and employees as a form of compensation.  U.S. GAAP requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Company uses a straight-line method for the recognition of all share-based compensation expense.

The amount of compensation expense to be recognized for options is based on the fair value of the options, utilizing a Black-Scholes option pricing model, at the date of the grant. The fair value for option grants is estimated based on the length of their term, the volatility of the stock price in past periods, and other factors. See also Note 14. Share-Based Compensation Plans, of these consolidated financial statements for additional information related to share-based compensation.

A valuation model is not used for pricing restricted stock because the value is based on the closing price of the Company’s stock on the grant date.  The amount of expense is calculated as the number of shares granted multiplied by the stock price. The employee receives any dividends paid on the stock from the time of grant, but receives the restricted stock only when the vesting period has lapsed.

Earnings / (Loss) Per Share

Basic earnings / (loss) per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS includes the effect of dilutive common stock equivalents that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In accordance with U.S. GAAP, when the Company’s net income available to common stockholders is in a loss position, the diluted earnings per share calculation excludes common stock equivalents, as their effect would be anti-dilutive.

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

Note 2.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$7,567	$-	$7,567
Mortgage backed securities:
Agency	-	145,768	-	145,768
Non-agency	-	44,795	-	44,795
Obligations of state and municipal securities	-	68,968	-	68,968
Asset backed securities	-	20,584	-	20,584

Total assets measured on a recurring basis	$-	$287,682	$-	$287,682

As of December 31, 2011
Assets
Obligations of U.S. government agencies	$-	$4,326	$-	$4,326
Mortgage backed securities:
Agency	-	117,325	-	117,325
Non-agency	-	31,458	3,074	34,532
Obligations of state and municipal securities	-	51,664	259	51,923
Corporate debt securities	-	26,856	-	26,856
Asset backed securities	-	2,020	-	2,020

Total assets measured on a recurring basis	$-	$233,649	$3,333	$236,982

In determining the fair value of Level 3 instruments on a recurring basis the Company takes into consideration several variables, including but not limited to: expectations about interest rate movements, prepayment speeds of the underlying mortgages for mortgage backed securities, expected default rates, and credit spreads over the risk free rate.  Of these variables, default rates and credit spreads are perhaps the least observable and most impactful on the long-term value of a Level 3 security.  Since a bond’s value is represented by its yield which reflects the risk-free yield curve plus compensation for various risks incurred in buying the bond, changes to the risk assumptions including probability of default and timing of future cash flows can materially impact the market value. As of December 31, 2012, there were no Level 3 instruments.

Note 2.  Fair Value of Assets and Liabilities - continued

The following table provides a summary of the changes in balance sheet carrying values associated with recurring Level 3 financial instruments during the years ended December 31, 2012 and 2011:

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
December 31, 2012
Obligations of state and municipal securities	$259	$3	$-	$-	$(262)	$-
Agency mortgage backed securities	-	(191)	4,674	-	(4,483)	-
Non-agency mortgage backed securities	3,074	-	-	-	(3,074)	-
December 31, 2011
Obligations of state and municipal securities	$283	$(24)	$-	$-	$-	$259
Non-agency mortgage backed securities	-	29	3,045	-	-	3,074

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost.   Certain impaired loans measured at fair value at December 31, 2011 are no longer recorded at fair value due to the borrower payments reducing the carrying value of certain of these loans to less than fair value and due to other impaired loans now being evaluated under the discounted cash flow method versus the collateral method.  The discounted cash flow method as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. The discounted cash flow approach was determined to be the most appropriate impairment method to use for these impaired loans based on their significant payment history and the global cash flow analysis performed on each borrower.

Note 2.  Fair Value of Assets and Liabilities - continued

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value	Losses
Assets
Impaired loans
Commercial and industrial	$-	$820	$213	$1,033	$1,941
Agriculture	-	72	-	72	28
Construction	-	1,656	-	1,656	460
Land	-	-	2,048	2,048	3,802

Total assets measured on a non-recurring basis	$-	$2,548	$2,261	$4,809	$6,231

As of December 31, 2011
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$95	$95	$126
Home equity lines of credit	-	7	-	7	82
Commercial real estate	-	-	3,813	3,813	458
Commercial and industrial	-	511	-	511	113
Agriculture	-	668	1,250	1,918	117
Land	-	56	615	671	113
Installment loans to individuals	-	58	-	58	-
Loans held for sale	-	4,279	-	4,279	-
Foreclosed assets	-	959	-	959	-

Total assets measured on a non-recurring basis	$-	$6,538	$5,773	$12,311	$1,009

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on either a recurring and non-recurring basis during the year ended December 31, 2012, other than transfers of securities from Level 3 into Level 2 once sufficient market data was accumulated to value these new security issues.  There were no significant transfers in or out of Level 1 and Level 2 for assets reported at fair value on both a recurring and non-recurring basis during the year ended December 31, 2011.

Note 2.  Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at December 31, 2012 and 2011:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
As of December 31, 2012	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
Investments and mortgage-backed securities	287,682	-	287,682	-	287,682
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	688,671	-	2,548	701,144	703,692
Loans held for sale	22,549	-	22,549		22,549
Accrued interest receivable	3,915	-	1,497	2,418	3,915
Liabilities
Non interest-bearing deposits	273,242	273,242	-	-	273,242
Interest-bearing deposits	597,628	-	598,664	-	598,664
Federal Home Loan Bank advances	66,500	-	67,059	-	67,059
Junior subordinated debentures	8,248	-	-	7,078	7,078
Accrued interest payable	192	-	192	-	192

As of December 31, 2011
Assets
Cash and cash equivalents	$34,892	$34,892	$-	$-	$34,892
Investments and mortgage-backed securities	236,982	-	233,649	3,333	236,982
Federal Home Loan Bank stock	4,685	-	-	-	N/A
Loans receivable, net of deferred fees and costs	645,175	-	1,300	645,491	646,791
Loans held for sale	21,947	-	21,947	-	21,947
Accrued interest receivable	3,854	-	1,241	2,613	3,854
Liabilities
Non interest-bearing deposits	217,245	217,245	-	-	217,245
Interest-bearing deposits	568,963	-	569,988	-	569,988
Federal Home Loan Bank advances	51,500	-	52,110	-	52,110
Junior subordinated debentures	8,248	-	-	4,096	4,096
Accrued interest payable	455	-	455	-	455

Information on off-balance sheet instruments as of December 31, 2012 and 2011 follows:

	2012		2011
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$178,432	$1,784	$161,987	$1,620

Note 3.  Investment Securities

The investment securities portfolio was comprised solely of securities classified as available for sale. The tables below set forth the fair values of investment securities available for sale at December 31, 2012 and 2011:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2012	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$7,307	$262	$(2)	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	145,430	1,136	(798)	145,768
Non-agency	43,402	1,578	(185)	44,795
State and municipal securities	64,824	4,240	(96)	68,968
Asset backed securities	20,049	568	(33)	20,584

Total	$281,012	$7,784	$(1,114)	$287,682

As of December 31, 2011
Obligations of U.S. government agencies	$4,209	$118	$(1)	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	116,732	890	(297)	117,325
Non-agency	34,667	465	(600)	34,532
State and municipal securities	49,661	2,262	-	51,923
Corporate debt securities	28,909	-	(2,053)	26,856
Asset backed securities	2,059	-	(39)	2,020

Total	$236,237	$3,735	$(2,990)	$236,982

Other than Temporary Impairment (“OTTI”)

As of December 31, 2012, the Company continues to hold two PMBS securities in which OTTI losses had been recognized.  These securities had an aggregate recorded fair value of $0.7 million ($1.0 million historical cost) at December 31, 2012 and $0.6 million ($1.1 million historical cost) at December 31, 2011. As the Company has the ability and intent to hold these securities and it is likely that it will not be required to sell the securities before their recovery, it continues to report this component of OTTI as part of accumulated other comprehensive income.  The following tables provide information related to the two securities for which the Company has recognized OTTI losses as of December 31, 2012 and 2011:

	December 31, 2012
		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$361	$470
Less: losses related to OTTI securities sold	-	-	-
Change in value attributable to other factors	-	(191)	(191)

Balance, end of the period	$109	$170	$279

	December 31, 2011
		OTTI Related
	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$534	$943	$1,477
Less: losses related to OTTI securities sold	(425)	$(518)	(943)
Change in value attributable to other factors	-	(64)	(64)

Balance, end of the period	$109	$361	$470

Note 3.  Investment Securities - continued

Those investment securities available for sale which have an unrealized loss position at December 31, 2012 and 2011 are detailed below:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$44	$(2)	$44	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	83,092	(798)	-	-	83,092	(798)
Non-agency	7,204	(15)	719	(170)	7,923	(185)
State and municipal securities	9,813	(96)	-	-	9,813	(96)
Asset backed securities	9,828	(33)	-	-	9,828	(33)

Total	$109,937	$(942)	$763	$(172)	$110,700	$(1,114)

As of December 31, 2011
Obligations of U.S. government agencies	$-	$-	$89	$(1)	$89	$(1)
Mortgage backed securities
U.S. government sponsored entities and agencies	39,895	(297)	-	-	39,895	(297)
Non-agency	17,396	(238)	586	(361)	17,982	(599)
Corporate debt securities	26,857	(2,053)	-	-	26,857	(2,053)
Asset backed securities	2,020	(39)	-	-	2,020	(39)

Total	$86,168	$(2,627)	$675	$(362)	$86,843	$(2,989)

As of December 31, 2012, the Company believes that unrealized losses on all other mortgage related securities such as U.S. government sponsored entity and agency securities, including those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”), as well as corporate bonds, are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 30 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  As of December 31, 2012, the Company does not believe unrealized losses related to these securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	December 31,
(dollar amounts in thousands)	2012	2011	2010
Proceeds	$141,166	$147,646	$34,063
Gross gains	3,152	3,173	1,286
Gross losses	(533)	(1,190)	(503)

The income tax expense related to these net realized gains was $1.1 million, $0.8 million, and $0.3 million, in 2012, 2011 and 2010 respectively.

The amortized cost and fair values of investment securities available for sale at December 31, 2012 and 2011, are shown below.  The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2012		2011
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Due one year or less	$35,586	$35,714	$17,484	$17,471
Due after one year through five years	97,899	99,522	144,941	144,107
Due after five years through ten years	99,138	103,595	63,070	64,383
Due after ten years	48,389	48,851	10,742	11,021

Total	$281,012	$287,682	$236,237	$236,982

Note 3.  Investment Securities - continued

Securities having an amortized cost and a fair value of $8.7 million and $9.0 million, respectively at December 31, 2012, and $5.1 million and $5.2 million, respectively at December 31, 2011 were pledged to secure public deposits and for other purposes as required by law.  At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Interest earnings by type of investment security are summarized below:

	For the years ended
	December 31,
(dollar amounts in thousands)	2012	2011	2010
Taxable earnings on investment securities
Obligations of U.S. government agencies	$105	$190	$32
Mortgage backed securities	3,776	4,288	5,200
State and municipal securities	191	497	161
Corporate debt securities	631	309	-
Asset backed securities	241	20	-
Non-taxable earnings on investment securities
State and municipal securities	1,952	1,490	1,146

Total	$6,896	$6,794	$6,539

Note 4.  Loans

The following table sets forth the balance for each major loan category as of December 31, 2012 and 2011:

	December 31,
(dollar amounts in thousands)	2012	2011
Real Estate Secured
Multi-family residential	$21,467	$15,915
Residential 1 to 4 family	41,444	20,839
Home equity lines of credit	31,863	31,047
Commercial	372,592	357,499
Farmland	25,642	8,155
Total real estate secured	493,008	433,455

Commercial
Commercial and industrial	125,340	141,065
Agriculture	21,663	15,740
Other	61	89
Total commercial	147,064	156,894

Construction
Single family residential	8,074	13,039
Single family residential - Spec.	535	8
Tract	-	-
Multi-family	778	1,669
Hospitality	-	-
Commercial	10,329	8,015
Total construction	19,716	22,731

Land	24,664	26,454
Installment loans to individuals	4,895	6,479
All other loans (including overdrafts)	261	273

Total gross loans	689,608	646,286

Deferred loan fees	937	1,111
Allowance for loan losses	18,118	19,314

Total net loans	$670,553	$625,861

Loans held for sale	22,549	21,947

Note 4.  Loans - continued

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  At December 31, 2012, the Company has three related loans for which the purchaser is seeking reimbursement from the Company for losses sustained as a result of borrower fraud and/or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has recorded a reserve of $0.5 million for these potential repurchases at December 31, 2012, which is included in other liabilities.  Although the Company has generally been successful in its defense of these types of claims, the Company has incurred losses of $0.8 million related to the settlement of 6 loans since the beginning of 2011.

Concentration of Credit Risk

At December 31, 2012 and 2011, $537.4 million and $482.6 million, respectively of the Company’s loan portfolio was collateralized by various forms of real estate, comprised of real estate secured, construction and land loans.  Such loans are generally made to borrowers located in the counties of San Luis Obispo and Santa Barbara.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by project type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $7.1 million and $8.6 million at December 31, 2012 and 2011, respectively.

From time to time, the Company also originates SBA loans for sale to governmental agencies and institutional investors.  At December 31, 2012 and 2011, the unpaid principal balance of SBA loans serviced for others totaled $3.1 million and $5.4 million, respectively.  The Company did not recognize gains from the sale of SBA loans in 2012 or 2011. The Company recognized gains from the sale of SBA loans of $0.2 million during 2010.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the year ended December 31, 2012:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$831	$1,035	$246	$585	$18
Home equity lines of credit	58	152	58	-	7
Commercial	933	1,799	42	891	-
Farmland	1,077	1,089	-	1,077	-
Commercial
Commercial and industrial	4,337	4,813	3,410	927	2,172
Agriculture	907	1,235	30	877	13
Construction
Commercial	1,380	2,508	-	1,380	-
Land	7,504	11,307	6,106	1,398	3,829
Installment loans to individuals	285	333	285	-	22

Totals	$17,312	$24,271	$10,177	$7,135	$6,061

(1) The recorded investment in loans includes the book value of impaired loans as adjusted for net deferred costs and fees attributable to the impaired loans.

Note 4.  Loans - continued

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

(1) The recorded investment in loans includes the book value of loans as adjusted for net deferred costs and fees attributable to the impaired loans.

The following table reflects the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012		2011		2010
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$810	$-	$582	$-	$988	$-
Home equity lines of credit	303	-	696	-	508	-
Commercial	2,851	-	8,903	-	18,890	67
Farmland	542	-	433	-	2,745	-
Commercial
Commercial and industrial	4,269	4	2,790	5	8,010	150
Agriculture	1,655	-	1,244	-	1,294	-
Other	-	-	-	-	-	-
Construction
Single family residential	-	-	1,115	-	945	-
Single family residential - Spec.	-	-	-	-	1,108	-
Tract	-	-	-	-	311	-
Multi-family	-	-	-	-	481	-
Hospitality	-	-	-	-	-	-
Commercial	1,288	-	-	-	245	-
Land	7,187	-	3,224	-	6,935	-
Installment loans to individuals	138	-	18	-	396	17
All other loans (including overdrafts)	-	-	-	-	-	-

Totals	$19,043	$4	$19,005	$5	$42,856	$234

The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2012, 2011 and 2010.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $1.3 million, $1.5 million and $3.0 million in 2012, 2011 and 2010, respectively.  Interest income recognized on impaired loans in the table above represents interest the Company recognized on accruing TDRs.

Note 4.  Loans - continued

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowances the Company recorded were determined on a loan-by-loan basis.  It should be noted that a significant portion of the Company’s impaired loans were carried at the fair value of the underlying collateral, net of estimated selling costs as of December 31, 2012 and 2011, resulting in large part from the charge-off of loan balances following the receipt of appraisal information on the underlying collateral.

At December 31, 2012 and 2011, $11.6 million and $3.7 million, respectively, in loans were classified as TDRs.  Of those balances $17 thousand and $0.8 million were accruing as of December 31, 2012 and 2011, respectively and the remaining balance of TDRs has been included in non-accruing loans.  In a majority of cases, the Company has granted concessions regarding payment structure and extension of the maturity date at the loan’s original interest rate and to a lesser degree it has granted interest rate concessions and or modification of the principal amount owed.  In general, the maturity date extensions granted were for periods ranging from 6 months to 18 months. Forgone interest related to TDRs totaled $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

The following tables present loan modifications by class which resulted in TDRs during the years ending December 31, 2012 and 2011:

	For the Year Ended
	December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Residential 1 to 4 family	3	$563	$563
Farmland	1	1,089	1,089
Commercial
Commercial and industrial	12	2,973	2,883
Construction
Land	3	8,433	7,063

Totals	19	$13,058	$11,598

	For the Year Ended
	December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Commercial real estate	1	$500	$500
Commercial
Commercial and industrial	10	1,377	1,377
Construction
Land	1	788	742
			.
Totals	12	$2,665	$2,619

Note 4.  Loans - continued

The following tables present loans by class modified as troubled debt restructurings, for which there was a payment default within twelve months following the modification during the year ending December 31, 2012 and 2011:

	For the Year Ended
	December 31, 2012
	Number of
(dollar amounts in thousands)	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial and industrial	3	$254

Totals	3	$254

	For the Year Ended
	December 31, 2011
	Number of
(dollar amounts in thousands)	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial and industrial	3	$478

Totals	3	$478

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2012:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$21,467	$20,869	$-	$598	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	41,444	40,234	6	1,204	-	199	-	-	835	-
Home equity lines of credit	31,863	30,808	-	1,055	-	-	47	-	58	-
Commercial	372,592	332,968	14,235	25,389	-	-	-	-	928	-
Farmland	25,642	20,492	3,260	1,890	-	-	-	-	1,077	-
Commercial					-
Commercial and industrial	125,340	114,126	2,245	8,969	-	446	104	15	4,657	17
Agriculture	21,663	19,771	106	1,786	-	-	-	-	907	-
Other	61	61	-	-	-	-	-	-	-	-
Construction
Single family residential	8,074	8,074	-	-	-	-	-	-	-	-
Single family residential - Spec.	535	535	-	-	-	-	-	-	-	-
Multi-family	778	778	-	-	-	-	-	-	-	-
Commercial	10,329	8,469	-	1,860	-	-	-	-	1,380	-
Land	24,664	12,461	4,124	8,079	-	50	-	-	7,182	-
Installment loans to individuals	4,895	4,365	230	300	-	-	-	-	285	-
All other loans (including overdrafts)	261	261	-	-	-	-	-	-	-	-

Totals	$689,608	$614,272	$24,206	$51,130	$-	$695	$151	$15	$17,309	$17

Note 4.  Loans - continued

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2011:

		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$15,915	$15,915	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	20,839	20,209	-	630	-	-	-	-	622	-
Home equity lines of credit	31,047	29,274	56	1,717	-	267	65	-	359	-
Commercial	357,499	311,234	17,795	28,470	-	-	-	-	4,551	-
Farmland	8,155	5,830	-	2,325	-	-	-	-	-	-
Commercial
Commercial and industrial	141,065	122,964	11,630	6,416	55	329	92	-	1,625	837
Agriculture	15,740	11,326	-	4,414	-	-	-	-	2,327	-
Other	89	89	-	-	-	-	-	-	-	-
Construction									-
Single family residential	13,039	12,102	-	937	-	-	-	-	937	-
Single family residential - Spec.	8	8	-	-	-	-	-	-	-	-
Multi-family	1,669	-	-	1,669	-	-	-	-	-	-
Commercial	8,015	3,714	4,301	-	-	-	-	-	-	-
Land	26,454	13,985	5,234	7,235	-	41	-	-	1,886	-
Installment loans to individuals	6,479	6,148	247	84	-	-	2	-	61	-
All other loans (including overdrafts)	273	271	1	1	-	-	-	-	-	-

Totals	$646,286	$553,069	$39,264	$53,898	$55	$637	$159	$-	$12,368	$837

Classified loans as of December 31, 2011, includes $53.9 million of loans reported as substandard and doubtful, as well as $4.3 million of loans accounted for as held for sale as of December 31, 2011, which had been reported as substandard prior to being transferred to held for sale status in December 2011.

Note 5.  Allowance for Loan Losses

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2012, 2011 and 2010:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(2,482)	(5,134)	(1,128)	(2,168)	(184)	(137)	(11,233)
Recoveries	1,253	1,054	1	22	23	3	2,356
Provisions for loan losses (1)	(1,537)	3,685	952	4,400	50	131	7,681

Balance, December 31, 2012	$6,879	$6,154	$313	$4,670	$64	$38	$18,118

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

Note 5.  Allowance for Loan Losses - continued

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

The following tables summarize comparative metrics about the allowance attributed to various segments in the loan portfolio as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$25	$2,185	$-	$3,829	$22	$-	$6,061
General portfolio allocation	$6,854	$3,969	$313	$841	$42	$38	$12,057

Loans individually evaluated for impairment	$2,898	$5,596	$1,380	$7,182	$285	$-	$17,341
Loans collectively evaluated for impairment	$490,110	$141,468	$18,336	$17,482	$4,610	$261	$672,267
General reserves to total loans collectively evaluated for impairment	1.40%	2.81%	1.71%	4.81%	0.91%	14.56%	1.79%

Total gross loans	$493,008	$147,064	$19,716	$24,664	$4,895	$261	$689,608
Total allowance to gross loans	1.40%	4.18%	1.59%	18.93%	1.31%	14.56%	2.63%

	As of December 31, 2011
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$791	$1,309	$-	$114	$3	$-	$2,217
General portfolio allocation	$8,854	$5,240	$488	$2,302	$172	$41	$17,097

Loans individually evaluated for impairment	$5,532	$4,963	$937	$1,886	$61	$-	$13,379
Loans collectively evaluated for impairment	$427,923	$151,931	$21,794	$24,568	$6,418	$273	$632,907
General reserves to total loans collectively evaluated for impairment	2.07%	3.45%	2.24%	9.37%	2.68%	15.02%	2.70%

Total gross loans	$433,455	$156,894	$22,731	$26,454	$6,479	$273	$646,286
Total allowance to gross loans	2.23%	4.17%	2.15%	9.13%	2.70%	15.02%	2.99%

Note 6.  Property, Premises and Equipment

At December 31, 2012 and 2011, property, premises and equipment consisted of the following:

	December 31,
(dollar amounts in thousands)	2012	2011
Land	$3,633	$1,240
Furniture and equipment	9,086	8,923
Building and improvements	15,187	6,802
Construction in progress	84	49

Total cost	27,990	17,014

Less: accumulated depreciation and amortization	12,034	11,486

Total property, premises and equipment	$15,956	$5,528

Depreciation expense totaled $1.3 million for each of the years ended 2012, 2011 and 2010. The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2017.  See Note 18. Commitments and Contingencies, of these consolidated financial statements for a more detailed discussion regarding the Company’s operating lease obligations.

Note 7.  Deferred Tax Assets and Income Taxes

The table below summarizes the Company’s net deferred tax asset as of December 31, 2012 and 2011:

	December 31,
(dollar amounts in thousands)	2012	2011
Deferred tax assets
Reserves for loan losses	$14,348	$13,629
Forgone interest on non-accrual loans	884	589
Fixed assets	405	243
Accruals	792	646
Alternative minimum tax credit	2,153	2,091
Deferred income	1,838	1,804
Deferred compensation	1,477	1,452
Net operating loss carryforward	907	907
Other than temporary impairment	45	45
Other real estate owned	-	376
Realized built-in loss subject to § 382	3,234	3,554
Charitable contribution	61	65
State deferred tax	59	129
	26,203	25,530
Valuation allowance	-	(5,605)

Total deferred tax assets	26,203	19,925

Deferred tax liabilities
Fair value adjustment for purchased assets	455	567
Investment securities valuation	2,745	307
Deferred costs, prepaids and FHLB advances	1,070	825

Total deferred tax liabilities	4,270	1,699

Net deferred tax assets	$21,933	$18,226

Note 7.  Deferred Tax Assets and Income Taxes - continued

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

The pre-tax losses the Company reported in 2010 and 2009 resulted in a three year cumulative loss position, which provided significant negative evidence about the Company’s ability to realize a portion of its deferred tax assets as of December 31, 2011 and 2010. Due to the three year cumulative pre-tax loss position as of December 31, 2010, management believed that it was no longer more likely than not that the Company would generate enough future taxable income over the projection period in order for all of its deferred tax assets to be realized. As a result of this negative evidence, the Company recorded a partial valuation allowance of approximately $7.1 million for its deferred tax assets in 2010 through a charge to income tax expense. The Company’s determination of the valuation allowance for a portion of its deferred tax assets was based on a determination that the recovery of the entire deferred tax asset was no longer more likely than not due to: (1) an analysis of cumulative pre-tax losses over a three year horizon, through December 31, 2010; (2) a projection of future taxable income over a period of time the Company believed to be reasonably estimable (“the projection period”); and (3) a detailed analysis to determine the amount of the deferred tax asset expected to be realized over the projection period of five years.

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

The Company’s return to profitability in 2011 and continued profits in 2012 substantially eliminated the three year cumulative loss position.  In addition, declines in the level of deferred tax assets and changes in their composition, along with projections of profitability for the foreseeable future and an improvement in the credit quality of the Company’s loan portfolio have combined to improve the outlook for the recovery of the valuation allowance provided for in 2010.  As a result of this improved outlook, the Company reduced the level of valuation allowance in the fourth quarter of 2011 by $1.5 million and then reversed the remaining $5.6 million valuation allowance in 2012 based on the Company’s determination that it was more likely than not that its entire deferred tax asset position would be realized.

Note 7.  Deferred Tax Assets and Income Taxes - continued

Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of December 31, 2012 and 2011. The following table provides a summary for the current and deferred amounts of the Company’s income tax provision / (benefit) for the years ended December 31, 2012, 2011 and 2010:

	For The Years Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Current:
Federal	$3,083	$(524)	$6,563
State	1,264	504	2,256

Total current provision	4,347	(20)	8,819

Deferred:
Federal	(455)	2,852	(13,318)
State	(85)	496	(4,366)

Total deferred provision / (benefit)	(540)	3,348	(17,684)

Deferred Tax Valuation Allowance:
Federal	(3,662)	(1,110)	4,773
State	(1,943)	(390)	2,332

Total deferred tax valuation allowance change	(5,605)	(1,500)	7,105

Total income tax provision / (benefit)	$(1,798)	$1,828	$(1,760)

The following table reconciles the statutory federal income tax expense / (benefit) and rate to the Company’s effective income tax (benefit)/expense and rate for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision / (benefit) at federal statutory tax rate	$3,934	35.0	$3,344	35.0	$(6,762)	(35.0)
State income taxes, net of federal income tax benefit	766	6.8	650	6.8	(1,372)	(7.1)
Change in deferred tax asset valuation allowance	(5,605)	(49.9)	(1,500)	(15.7)	7,105	36.8
Bank owned life insurance	(180)	(1.6)	(183)	(1.9)	(182)	(0.9)
Tax exempt income, net of interest expense	(608)	(5.4)	(545)	(5.7)	(492)	(2.6)
Other, net	(105)	(0.9)	62	0.6	(57)	(0.3)

Total income tax provision/(benefit)	$(1,798)	(16.0)	$1,828	19.1	$(1,760)	(9.1)

As part of the bank acquisitions in 2003 and 2007, the Company has approximately $0.5 million and $1.1 million of net operating losses (“NOL”) available for carry-forward for federal and state tax purposes, respectively, at December 31, 2012.  The federal NOL carry-forwards related to acquisitions begin to expire in 2020.  The state NOL carry-forwards related to acquisitions expire between 2012 and 2015. Additionally, the Company has approximately $6.6 million in NOL available for carry-forward for state tax purposes related to operating losses the Company incurred during 2009, which expires in 2030.  The realization of the NOL is limited for federal tax and state tax purposes under current tax law. Specifically, due to the change in control triggered by the March 2010 capital raise, under I.R.C. Section 382 annual limitations have been placed on the NOL carry-forward deductions.  The Company does not, however, believe that these annual limitations will limit the ultimate deductibility of the NOL Carry-forwards. The Company also has $1.4 million and $0.7 million in alternative minimum tax credit for federal and state purposes, respectively, that have no expiration date.

Note 8.  Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets (“CDI”) associated with the acquisition of Business First Bank in 2007 and the December 2012 acquisition of the Morro Bay branch from Coast National Bank.  The balance of goodwill at December 31, 2012 was $11.2 million, reflecting a $0.2 million increase from that reported at December 31, 2011 attributable to the Morro Bay branch acquisition.

CDI assets are subject to amortization.  The gross carry amount of CDI, reported in the table below, at December 31, 2012 of $4.2 million, reflects a $0.4 million increase from that reported at December 31, 2011, which is attributable to the Morro Bay branch acquisition.   Amortization for 2012, 2011 and 2010 was $0.3 million, $0.4 million and $0.5 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of December 31, 2012:

	Gross Carrying	Accumulated	Net Carrying
(dollar amounts in thousands)	Amount	Amortization	Amount
Core deposit intangible	$4,201	$(2,457)	$1,744

	Beginning	Estimated	Ending
Period	Balance	Amortization	Balance
Year 2013	$1,744	$(400)	$1,344
Year 2014	$1,344	$(400)	$944
Year 2015	$944	$(400)	$544
Year 2016	$544	$(371)	$173
Year 2017	$173	$(58)	$115
Year 2018	$115	$(58)	$57
Year 2019	$57	$(57)	$0

Note 9.  Other Real Estate Owned (“OREO”)

The following tables summarize the changes in the balance of other real estate owned for the years ended December 31, 2012, 2011 and 2010:

	Balance				Balance
	December 31,				December 31,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$607	$(576)	$(31)	$-
Commercial	215	-	(215)	-	-
Construction
Single family residential - Spec.	423	-	(397)	(26)	-
Tract	100	-	(100)	-	-
Land	179	162	(300)	(41)	-

Totals	$917	$769	$(1,588)	$(98)	$-

	Balance				Balance
	December 31,				December 31,
(dollar amounts in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$160	$865	$(1,025)	$-	$-
Commercial	3,953	2,578	(5,500)	(816)	215
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(52)	423
Tract	251	-	(117)	(34)	100
Land	1,365	41	(994)	(233)	179

Totals	$6,668	$3,484	$(8,100)	$(1,135)	$917

	Balance				Balance
	December 31,				December 31,
(dollar amounts in thousands)	2009	Additions	Disposals	Writedowns	2010
Real Estate Secured
Residential 1 to 4 family	$367	$235	$(198)	$(244)	$160
Commercial	165	6,303	(594)	(1,921)	3,953
Farmland	-	577	(577)	-	-
Commercial
Commercial and industrial	-	538	(72)	(2)	464
Construction
Single family residential - Spec.	-	538	-	(63)	475
Tract	-	363	-	(112)	251
Land	414	4,726	(2,465)	(1,310)	1,365

Totals	$946	$13,280	$(3,906)	$(3,652)	$6,668

Writedowns of OREO as reported in the Consolidated Statements of Operation include minor adjustments for first liens held by other institutions related to the Bank’s OREO and forfeited deposits from potential buyers of OREO, which items are not reflected in the above tables.  In January 2013, the Bank foreclosed on a loan resulting in a $1.4 million increase in OREO and a corresponding decrease in non-accruing loans.

Note 10.  Deposits

The following table provides a summary for the maturity of the Bank’s time certificates of deposit as of December 31, 2012:

	Amount Due
(dollar amounts in thousands)	2013	2014	2015	2016	2017	Total
Time certificates of deposit	$95,748	$51,557	$24,472	$6,775	$7,802	$186,354

Note 11.  Borrowings

The Bank has several sources from which it may obtain borrowed funds.  While deposits are the Bank’s primary funding source, borrowings are a secondary source of funds. Borrowings can take the form of Federal Funds purchased through arrangements it has established with correspondent banks or advances from the Federal Home Loan Bank.  Borrowing may occur for a variety of reasons including daily liquidity needs and balance sheet growth.  Additionally, the Bank had a collateralized borrowing line with the Federal Reserve Bank in the amount of $7.4 million as of December 31, 2012.  The following provides a summary of the borrowing facilities available to the Bank and Company as well as the level of borrowings that were outstanding as of December 31, 2012:

Federal Funds Purchased - The Bank has borrowing lines with correspondent banks totaling $37.0 million as of December 31, 2012.  As of December 31, 2012, there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank Advances - At December 31, 2012, the Bank had $66.5 million of borrowings with the FHLB, that had the following payment requirements:

For the Year Ended (dollar amounts in thousands)
2013	$33,000
2014	9,000
2015	10,000
2016	-
2017	2,500
Due More Than 5 Years	12,000
Total	$66,500

FHLB advances require monthly interest only payments, with the full amount borrowed due at maturity.

Borrowings from FHLB are collateralized by the Company’s loans receivable and investment securities.  Of the $66.5 million outstanding, $36.5 million is fixed rate advances with rates ranging from 1.2% to 2.5%.  The remaining $30 million is short-term, variable rate advances, with an interest rate of 0.3% as of December 31, 2012, which rate is tied to the Federal Funds Rate.  At December 31, 2012, $519.2 million in loans were pledged as collateral to the FHLB for the borrowings presented in the table above and the banks remaining borrowing capacity of $184.4 million as of December 31, 2012; however, the majority of the Bank’s loans are assigned under a blanket lien to the FHLB.  Additionally, the Bank has an $11.5 million letter of credit with the FHLB secured by loans.

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

Note 11.  Borrowings - continued

At December 31, 2012 and 2011, the Company had a total of $8.2 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding, issued to Heritage Oaks Capital Trust II.  The debt securities can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  In addition, effective November 2011 the Company has the option to redeem the debt, subject to regulatory approval. Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in Heritage Oaks Capital Trust II, totaling $0.2 million.  The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Heritage Oaks Capital Trust II is payable quarterly at a variable rate of 3-month LIBOR plus 1.72%.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trust II as of December 31, 2012:

	Amount	Current	Issue	Scheduled	Initial
(dollar amounts in thousands)	Borrowed	Rate	Date	Maturity	Call Date	Rate Type
Heritage Oaks Capital Trust II	$8,248	2.03%	27-Oct-06	Aug-37	Nov-11	Variable 3-month LIBOR + 1.72%

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

Starting with the second quarter of 2010, the Company began to defer interest payments on its outstanding junior subordinated debentures in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  In the second quarter of 2012, the Company paid all amounts deferred up through the date of payment and has remained current on its interest payments through December 31, 2012.

On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company’s Tier I capital, subject to certain limitations which became effective on March 31, 2011.  At December 31, 2012, the Company was able to include $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

Note 12.  Salary Continuation Plan

The Company established salary continuation agreements with certain senior and executive officers, as authorized by the Board of Directors.  As of December 31, 2012, 5 active officers and 3 retired officers were covered by these agreements.  As of the end of 2011, the Company elected to no longer offer this type of agreement to new officers, but will continue to honor the terms of the agreements in place as of that date.  These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  At December 31, 2012 and 2011, the present value of the Company’s liability under these agreements was $2.8 million and $2.9 million, respectively, and is included in other liabilities in the Company’s consolidated financial statements.  For the years ended December 31, 2012, 2011 and 2010, expenses associated with the Company’s salary continuation plans were $0.2 million, $0.5 million and $0.4 million, respectively.  The Company maintains life insurance policies, which are intended to fund all costs associated with the agreements.  The cash surrender values of these policies totaled $15.3 million and $14.8 million, at December 31, 2012 and 2011, respectively.

Note 13.  Employee Benefit Plans

During 1994, the Company established a savings plan for employees, which allows participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  The Company matches employee contributions based on a prescribed formula.  Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.    The Company incurred expenses associated with the plan of $0.1 million for the year ended December 31, 2012, and $0.2 million for each of the years ended December 31, 2011 and 2010.

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who have completed 12 consecutive months of service, are over 21 years of age and work a minimum of 1,000 hours per year.  The amount of the Company’s annual contribution to the ESOP is at the discretion of the Board of Directors.  The Company made no contributions to the plan during 2012, 2011 and 2010.

As of December 31, 2012, the Plan held 164,912 shares of the Company’s common stock with an aggregate market value of $1.0 million.

Note 14.  Share-Based Compensation Plans

At December 31, 2012, the Company had share-based compensation awards outstanding under two share-based compensation plans, which are described below:

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

All outstanding options are granted at prices equal to the fair market value of the Company’s stock on the day of the grant.  Options vest ratably over three to four years depending on the terms of the grant, and expire no later than ten years from the grant date. In the event of a change in control in which the Company is not the surviving entity, all awards granted under the 2005 Plan shall immediately vest and or become immediately exercisable, except as otherwise determined at the time of grant of the award and specified in the award agreement, or unless the survivor corporation or the purchaser of assets of the Company agrees to assume the obligations of the Company with respect to all outstanding awards or to substitute such awards with equivalent awards with respect to the common stock of the successor.

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

Restricted Stock Awards

The Company grants restricted stock periodically as a part of the 2005 Plan for the benefit of employees.  Restricted shares issued typically vest ratably over a period of three to five years, depending on the specific terms of the restricted share grant.

Note 14.  Share-Based Compensation Plans - continued

The following table summarizes activity with respect to restricted share-based compensation for the years ended December 31, 2012:

	Number of	Average Grant
	Shares	Date Fair Value

Balance December 31, 2011	91,513	$3.23
Granted	112,137	5.12
Forfeited/expired	(6,800)	4.22

Balance December 31, 2012	196,850	$4.27

Compensation costs related to restricted stock awards are charged to earnings (included in salaries and employee benefits) over the vesting period of those awards.  The total income tax benefit recognized related to restricted stock compensation was less than $0.1 million for each of the years ended December 31, 2012, 2011, and 2010.  No restricted shares vested during 2010.  At December 31, 2012, there was a total of $0.6 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

The following table provides a summary of information related to the Company’s stock option awards for the years ended December 31, 2012:

		Weighted		Options	Weighted Average
	Number of	Average	Options	Available for	Fair Value
	Shares	Exercise Price	Exercisable	Grant	Options Granted

Balance at December 31, 2011	636,406	$5.40	351,740	1,826,516	$2.82
Granted	205,821	5.42
Forfeited	(226,567)	4.23
Exercised	(56,056)	3.26
Expired	(36,475)	5.92

Balance at December 31, 2012	523,129	$6.11	255,112	1,715,616	$2.93

As previously noted, the number of options available to grant is adjusted once a year based on 10% of the actual common shares outstanding on March 25 each year.

The following table provides information related to options that have vested or are expected to vest and exercisable options as of December 31, 2012:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	501,266	$6.14	7.4	$591,388
Exercisable at December 31, 2012	255,112	$7.42	5.8	$351,018

The total intrinsic value (the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised in all plans during the three years ended 2012, 2011 and 2010 was $0.1 million, $0 and $0, respectively.

The tax benefit related to the exercise of stock options and disqualifying dispositions on the exercise of incentive stock options were not material in 2012, 2011 or 2010.

Note 14.  Share-Based Compensation Plans - continued

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards.  The table below also shows the remaining expense associated with those awards as of and for the years ended December 31, 2012, 2011 and 2010:

	For The Years Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Share-based compensation expense:
Stock option expense	$127	$241	$218
Restricted stock expense	204	58	86

Total expense	$331	$299	$304
Unrecognized compensation expense:
Stock option expense	$529	$365	$519
Restricted stock expense	573	232	100

Total unrecognized expense	$1,102	$597	$619

As of December 31, 2012, there was a total of $0.5 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.2 years.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during 2012, 2011 and 2010 using the Black-Scholes option pricing model:

	2012	2011	2010
Expected volatility	52.26%	50.73%	43.75%
Expected term (years)	7	7	7
Dividend yield	0.00%	0.00%	0.00%
Risk free rate	1.11%	2.74%	2.04%

Weighted-average grant date fair value	$2.87	$2.00	$1.48

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

Note 15.  Cash Dividends, Stock Dividends and Stock Splits

The Company paid no cash or stock dividends on its common stock during the years ended December 31, 2012, 2011 and 2010.  See Note 19. Regulatory Matters and Note 16. Preferred Stock, of these consolidated financial statements for additional information on limitations on dividends on common stock.

Note 16.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

Note 16.  Preferred Stock - continued

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At December 31, 2012, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

For the years ended December 31, 2010 and 2009 accrued and paid dividends and accretion on the Series A Senior Preferred Stock totaled $1.6 million and $1.0 million, respectively.  Beginning in the second quarter of 2010 and throughout 2011, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to appoint two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock.  These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate. Beginning in the second quarter of 2010, the Company was required to defer dividend payments on its Series A Senior Preferred Stock to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  During the second quarter of 2012, the Company received regulatory approval to pay its second quarter 2012 dividend and all prior deferred dividends and has remained current as to the payment of dividends as of December 31, 2012. The Treasury’s rights relative to electing two members to the Company’s Board of Directors and their Board observation rights lapsed upon the payment of the dividends in arrears in the second quarter of 2012.

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

Note 16.  Preferred Stock - continued

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

Upon conversion of the Series B Preferred Stock, the related beneficial conversion feature was recorded in conjunction with the establishment of a discount on the Series B Preferred Stock and a corresponding increase in additional paid in capital.  The immediate accretion of the entire Series B Preferred Stock discount occurred through a charge to retained earnings in June 2010, when the Company converted the outstanding Series B Preferred Stock to common stock.

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

As is the case with the Series B Preferred Stock, the fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock also has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock to an unaffiliated third party.  Such transfer has not occurred as of December 31, 2012.

It should be noted that two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 17.  Earnings / (Loss) Per Share

The following is a reconciliation of net income / (loss) and shares outstanding to the income / (loss) and number of shares used to compute primary and diluted earnings/(loss) per share:

	For The Years Ended December 31,
	2012		2011		2010
	Net		Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares	Loss	Shares
Net income / (loss)	$13,037		$7,725		$(17,560)
Dividends and accretion on preferred stock	(1,470)		(1,358)		(5,008)

Net income / (loss) available to common shareholders	$11,567		$6,367		$(22,568)

Weighted average shares outstanding		25,081,462		25,048,477		17,312,306

Basic earnings / (loss) per common share	$0.46		$0.25		$(1.30)

Dilutive effect of share-based compensation awards,
common stock warrants, and convertible perpetual preferred stock		1,320,408		1,206,268		-

Weighted average diluted shares outstanding		26,401,870		26,254,745		17,312,306

Diluted earnings / (loss) per common share	$0.44		$0.24		$(1.30)

For the years ended December 31, 2012, 2011 and 2010, common stock equivalents associated primarily with stock options, totaling approximately 280,000 shares, 580,000 and 585,000 shares, respectively, were excluded from the calculation of diluted earnings / (loss) per share, as their impact would be anti-dilutive. In addition, the diluted earnings per share for the year ended December 31, 2011 and 2010 excluded the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Preferred Share issuance (see Note 16),  as their impact would be anti-dilutive.  As a result of the loss reported in 2010, 1,189,538 shares of Series C Perpetual Preferred Stock were also not included in the calculation of diluted loss per common share for 2010, as they were anti-dilutive.

Note 18.  Commitments and Contingencies

The Company from time to time is involved in various litigation.  In the opinion of management and the Company’s general counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

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

Note 18.  Commitments and Contingencies - continued

As of December 31, 2012 and 2011, the Bank had the following outstanding financial commitments, which contractual amount represents credit risk:

	December 31,
(dollar amounts in thousands)	2012	2011
Commitments to extend credit	$164,378	$147,043
Standby letters of credit	14,054	14,944

Total commitments and standby letters of credit	$178,432	$161,987

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At December 31, 2012, the Company had $48.9 million in fixed rate commitments and $129.5 million in variable rate commitments.

Other Commitments

The following table provides a summary of the future minimum lease payments the Bank is expected to make based upon obligations at December 31, 2012:

	Due	Due	Due	Due	Due	Due More
(dollar amounts in thousands)	2013	2014	2015	2016	2017	Than 5 Years	Total
Non-cancelable operating leases	$1,441	$1,226	$915	$382	$88	$-	$4,052

The Company has leases that contain options to extend for periods from three to seven years.  Options to extend which have been exercised and the related lease commitments are included in the table above.  Total rent expense charged for leases during the reporting periods ended December 31, 2012, 2011 and 2010, were approximately $1.9 million, $2.5 million and $2.4 million, respectively. In 2012, the Company purchased the buildings used for three of its branches and its administrative headquarters facility, which had been previously leased, resulting in a significant reduction in the level of rent expense in 2012, as well as future minimum lease payments from that previously reported.  In addition in 2012, the Bank closed three branch locations that were subject to leases that were set to expire within one to twelve months from their closure date.

In December 2012, the Company entered into an agreement to purchase a building in Cambria, California for $1.7 million, which will be used as the future location of its Cambria branch, which is currently occupying a leased building.  The purchase was completed in January 2013.

Note 19.  Regulatory Matters

Memorandums of Understanding

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

Note 19.  Regulatory Matters - continued

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

Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. However as noted above, beginning on March 4, 2010 and continuing into the first half of 2012, the Bank operated under a Consent Order with the FDIC and DFI that required higher levels of Tier I Leverage and Total Risk Based ratios of 10.0% and 11.5%, respectively. Subsequent to the Consent Order being lifted, the Bank has been operating under a Memorandum of Understanding with the FDIC and DFI, which while lifting the Total Risk Based ratio requirement of 11.5%, retained the Tier 1 ratio requirement of 10%.  While operating under the Consent Order the Bank could only be considered adequately capitalized.  However, since the Order was lifted in April 2012, the Bank can now be considered well-capitalized.

Note 19.  Regulatory Matters - continued

The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2012 and 2011:

					Capital Needed
					To Be Well Capitalized
			Capital Needed For		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total capital to risk-weighted assets:
Company	$137,525	16.81%	$65,454	8.0%	N/A	N/A
Heritage Oaks Bank	$133,038	16.28%	$65,374	8.0%	$81,718	10.0%

Tier I capital to risk-weighted assets:
Company	$127,196	15.55%	$32,727	4.0%	N/A	N/A
Heritage Oaks Bank	$122,722	15.02%	$32,687	4.0%	$49,031	6.0%

Tier I capital to average assets:
Company	$127,196	12.32%	$41,311	4.0%	N/A	N/A
Heritage Oaks Bank	$122,722	11.93%	$41,145	4.0%	$51,432	5.0%

As of December 31, 2011
Total capital to risk-weighted assets:
Company	$126,091	16.07%	$62,753	8.0%	N/A	N/A
Heritage Oaks Bank	$123,517	15.77%	$62,641	8.0%	$78,301	10.0%

Tier I capital to risk-weighted assets:
Company	$116,164	14.81%	$31,376	4.0%	N/A	N/A
Heritage Oaks Bank	$113,608	14.51%	$31,321	4.0%	$46,981	6.0%

Tier I capital to average assets:
Company	$116,164	12.06%	$38,519	4.0%	N/A	N/A
Heritage Oaks Bank	$113,608	11.85%	$38,341	4.0%	$47,926	5.0%

As disclosed in Note 11. Borrowings, of these consolidated financial statements, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes.  At December 31, 2012 and 2011, the Company included $8.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

Note 20.  Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company.  These loans were made and deposits were taken in the ordinary course of business.

The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2012:

For The Year
Ended December 31,
(dollar amounts in thousands)	2012
Outstanding balance, beginning of year	$23,320
Additional loans made	10,926
Repayments	(15,415)
Change in related party status	1,011

Outstanding balance, end of year	$19,842

Deposits from related parties held by the Bank at December 31, 2012 and 2011 amounted to $3.7 million and $6.3 million, respectively.

Note 20.  Related Party Transactions - continued

In addition to the loan and deposit relationships noted above, the Company paid firms affiliated with certain of its directors for facility rent, legal consultation fees related to collection matters and fuel for Company owned vehicles totaling $233 thousand, $221 thousand and $8 thousand, respectively, in 2012.  The Company also originated and sold $0.8 million of mortgage loans made to directors and officers during 2012.

Note 21.  Restriction on Transfers of Funds to Parent

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

Additionally, as disclosed in Note 19. Regulatory Matters, of these consolidated financial statements, the Bank and Company are currently operating, respectively, under a Memorandum of Understanding by the FDIC and DFI as well as a Memorandum of Understanding with the Federal Reserve Bank of San Francisco.  The Memorandums of Understanding contain provisions that require the Bank to obtain regulatory approval prior to paying any dividends or other forms of payment that may represent a reduction in the Bank’s equity to the Company.

Note 22.  Parent Company Financial Information

Heritage Oaks Bancorp

Condensed Balance Sheets

	December 31,
(dollar amounts in thousands)	2012	2011
Assets
Cash	$3,615	$3,436
Prepaid and other assets	1,819	1,371
Investment in bank	148,461	135,240

Total assets	$153,895	$140,047

Liabilities
Junior subordinated debentures	$8,248	$8,248
Other liabilities	118	2,245

Total liabilities	8,366	10,493

Stockholders’ Equity
Preferred stock	24,140	23,764
Common stock	101,354	101,140
Additional paid in capital	7,337	7,006
Retained earnings / (accumulated deficit)	8,773	(2,794)
Accumulated other comprehensive income	3,925	438

Total stockholders’ equity	145,529	129,554

Total liabilities and stockholders’ equity	$153,895	$140,047

Note 22.  Parent Company Financial Information - continued

Heritage Oaks Bancorp

Condensed Statements of Operations

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2012	2011	2010

Income
Equity in undisbursed income / (loss) of subsidiaries	$13,003	$7,868	$(18,432)
Interest	25	19	14
Gain on sale of investment securities	-	254	474
Gain on extinguishment of debt	-	-	1,700
Total income / (loss)	13,028	8,141	(16,244)

Expense
Share-based compensation	114	58	142
Equipment	-	-	(33)
Other professional fees and outside services	498	289	345
Interest	192	169	245

Total expense	804	516	699

Total operating income / (loss)	12,224	7,625	(16,943)
Income tax benefit / (expense)	(813)	(100)	617

Net income / (loss)	$13,037	$7,725	$(17,560)

Dividends and accretion on preferred stock	1,470	1,358	5,008

Net income / (loss) available to common shareholders	$11,567	$6,367	$(22,568)

Note 22.  Parent Company Financial Information – continued

Heritage Oaks Bancorp

Condensed Statements of Other Comprehensive Income

	For the years ended December 31,
(dollar amounts in thousands)	2012	2011	2010

Net income / (loss)	$13,037	$7,725	$(17,560)
Other comprehensive income:
Unrealized security holding gains arising during the period	8,544	4,634	500
Reclassification for net gains on investments included in net income / (loss)	(2,619)	(1,983)	(783)
Reclassification of OTTI recognized in income	-	-	207
Other comprehensive income / (loss), before income tax expense / (benefit)	5,925	2,651	(76)
Income tax expense / (benefit) of other comprehensive income	2,438	1,092	(31)
Other comprehensive income / (loss)	3,487	1,559	(45)
Comprehensive income / (loss)	$16,524	$9,284	$(17,605)

Note 22.  Parent Company Financial Information - continued

Heritage Oaks Bancorp

Condensed Statements of Cash Flows

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2012	2011	2010

Cash flows from operating activities:
Net income / (loss)	$13,037	$7,725	$(17,560)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
(Increase) / decrease in other assets	(448)	(82)	162
(Decrease) / increase in other liabilities	(208)	195	40
Gain on sale of assets	-	(253)	-
Share-based compensation expense	114	58	142
Gain on extinguishment of debt	-	-	(1,700)
Undistributed (income) / loss of subsidiaries	(9,486)	(7,868)	18,432

Net cash provided by / (used in) operating activities	3,009	(225)	(484)

Cash flows from investing activities:
Sale of equity investments	-	-	155
Sale of securities	-	253	-
Contribution to subsidiary	-	-	(52,500)
Other	-	(775)	-

Net cash used in investing activities	-	(522)	(52,345)

Cash flows from financing activities:
Preferred stock dividends paid	(3,013)	-	(262)
Decrease in junior subordinated debentures	-	-	(3,455)
Proceeds from issuance of preferred stock	-	-	55,955
Proceeds from the exercise of options	183	-	42

Net cash (used in) / provided by financing activities	(2,830)	-	52,280

Net increase / (decrease) in cash and cash equivalents	179	(747)	(549)

Cash and cash equivalents, beginning of year	3,436	4,183	4,732

Cash and cash equivalents, end of year	$3,615	$3,436	$4,183

Note 23.  Quarterly Financial Information (unaudited)

The following table provides a summary of results for the periods indicated:

	For The Quarters Ended,
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(dollar amounts in thousands, except per share data)	2012	2012	2012	2012	2011	2011	2011	2011

Interest income	$11,649	$11,519	$11,401	$11,752	$12,012	$12,072	$12,040	$12,103
Net interest income	10,763	10,585	10,406	10,749	10,906	10,855	10,729	10,714
Provision for credit losses	-	1,286	3,064	3,331	693	1,086	2,299	1,985
Non interest income	3,548	2,984	3,494	2,522	3,213	2,557	2,059	1,901
Non interest expense	9,474	8,795	9,133	8,729	9,221	9,050	9,181	9,866
Income before provision for income taxes	4,837	3,488	1,703	1,211	4,205	3,276	1,308	764

Net income	3,127	6,428	1,897	1,585	4,130	2,119	954	522

Dividends and accretion on preferred stock	357	357	375	381	250	373	370	365

Net income available to common shareholders	$2,770	$6,071	$1,522	$1,204	$3,880	$1,746	$584	$157

Earnings per common share
Basic	$0.11	$0.24	$0.06	$0.05	$0.16	$0.07	$0.02	$0.01
Diluted	$0.10	$0.23	$0.06	$0.05	$0.15	$0.07	$0.02	$0.01

The quarterly results for the fourth quarter of 2011 and the first, second and third quarters of 2012 were impacted by the reversal of the Company’s deferred tax asset valuation allowance in the amounts of $1.5 million, $0.8 million, $0.7 million and $4.1 million, respectively.

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

Management, with the participation of the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is set forth on page 52 and is incorporated herein by reference.

Attestation Report of Independent Public Accounting Firm

The attestation report of Crowe Horwath LLP on the Company’s internal control over financial reporting is set forth on page 53 and is incorporated herein by reference.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2012.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2012.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2012. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2012.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2012.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

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

Reference is made to the Exhibit Index on page 113 for exhibits filed as part of this report.

(c) Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company

/s/ Simone F. Lagomarsino	/s/ Mark Olson
Simone F. Lagomarsino	Mark Olson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Dated: March 4, 2013	Dated: March 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Morris	Chairman of the Board of Directors	March 4, 2013
Michael J. Morris

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	March 4, 2013
Donald H. Campbell

/s/ Michael J. Behrman	Director	March 4, 2013
Michael J. Behrman

/s/ Mark C. Fugate	Director	March 4, 2013
Mark C. Fugate

/s/ Dolores T. Lacey	Director	March 4, 2013
Dolores T. Lacey

/s/ Simone F. Lagomarsino	Director	March 4, 2013
Simone F. Lagomarsino

/s/ James J. Lynch	Director	March 4, 2013
James J. Lynch

/s/ Daniel J. O’Hare	Director	March 4, 2013
Daniel J. O’Hare

/s/ Michael E. Pfau	Director	March 4, 2013
Michael E. Pfau

/s/ Alexander F. Simas	Director	March 4, 2013
Alexander F. Simas

/s/ Lawrence P. Ward	Director	March 4, 2013
Lawrence P. Ward

Exhibit Index

(3.1)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.

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

(10.5)	Form of Stock Option Agreement incorporated by reference from Exhibit 4b to Registration Statement on Form S-8 Commission File No. 333-31105 filed with the SEC on July 11, 1997.

(10.6)	2005 Equity Based Compensation Plan incorporated by reference from Appendix C to the Definitive Proxy Statement filed on Form DEF-14A with the SEC on May 6, 2005, File No. 333-83235.

(10.7)	Form of Salary Continuation Agreement filed with the SEC in the Company’s Form 10-K for the year ended December 31, 2011, Commission File No. 000-25020.

(10.8)	The Company Employee Stock Ownership Plan, Summary Plan Description, filed with the SEC in the Company’s 10-KSB reported for December 31, 2002 filed on March 20, 2003, Commission File No. 000-25020.

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

101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows, for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

**Filed herewith.