Form 10-Q
period 2013-03-31
HERITAGE OAKS BANCORP
filed 2013-05-06
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

Large accelerated filer [   ]   Accelerated filer [X ]   Non-accelerated filer (Do not check if a smaller reporting company)[    ]

Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [    ]    NO [ X ]

As of April 26, 2013 there were 25,331,541 shares outstanding of the registrant’s common stock.

Heritage Oaks Bancorp

Heritage Oaks Bancorp

FORM 10-Q for the Three Months Ended March 31, 2013

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(dollar amounts in thousands except per share data)	2013	2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$20,560	$23,425
Interest bearing deposits in other banks	17,957	10,691
Total cash and cash equivalents	38,517	34,116

Investment securities available for sale	247,890	287,682
Federal Home Loan Bank stock	4,575	4,575
Loans held for sale	9,138	22,549
Gross loans	704,880	689,608
Net deferred loan fees	(1,035)	(937)
Allowance for loan losses	(17,743)	(18,118)
Net loans held for investment	686,102	670,553
Premises and equipment	17,598	15,956
Deferred tax assets, net	18,959	21,933
Bank owned life insurance	15,472	15,349
Goodwill and other intangible assets	12,881	12,981
Other assets	13,552	11,838

Total assets	$1,064,684	$1,097,532

Liabilities

Non-interest bearing deposits	$270,357	$273,242
Interest bearing deposits	592,458	597,628
Total deposits	862,815	870,870
Short term FHLB borrowing	-	33,000
Long term FHLB borrowing	36,500	33,500
Junior subordinated debentures	8,248	8,248
Other liabilities	10,382	6,385

Total liabilities	917,945	952,003

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of March 31, 2013 and December 31, 2012	20,630	20,536
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of March 31, 2013 and December 31, 2012	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,331,541 shares and 25,307,110 shares as of March 31, 2013 and December 31, 2012, respectively	101,359	101,354
Paid in capital	7,471	7,337
Retained earnings	12,146	8,773
Accumulated other comprehensive income, net of tax expense of $1,069 and $2,745 as of March 31, 2013 and December 31, 2012, respectively	1,529	3,925

Total stockholders’ equity	146,739	145,529

Total liabilities and stockholders’ equity	$1,064,684	$1,097,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income

	For the Three Months Ended
	March 31,
(dollar amounts in thousands except per share data)	2013	2012
	(unaudited)	(unaudited)
Interest Income
Loans	$9,597	$9,927
Investment securities	1,433	1,798
Other	43	27
Total interest income	11,073	11,752
Interest Expense
Interest on deposits	660	822
Other borrowings	205	181
Total interest expense	865	1,003
Net interest income before provision for loan losses	10,208	10,749
Provision for loan losses	-	3,331
Net interest income after provision for loan losses	10,208	7,418
Non-Interest Income
Fees and service charges	1,015	1,093
Mortgage gain on sale and origination fees	774	855
Gain on sale of investment securities	3,586	303
Other income	286	271
Total non-interest income	5,661	2,522
Non-Interest Expense
Salaries and employee benefits	5,192	4,536
Occupancy	782	1,017
Information technology	627	666
Professional services	662	503
Regulatory	369	551
Equipment	415	405
Sales and marketing	121	137
Foreclosed asset costs and write-downs	55	98
Provision for potential mortgage loan repurchases	570	118
Amortization of intangible assets	100	86
Other expense	855	612
Total non-interest expense	9,748	8,729
Income before income tax expense / (benefit)	6,121	1,211
Income tax expense / (benefit)	2,391	(374)
Net income	3,730	1,585
Dividends and accretion on preferred stock	358	381
Net income available to common shareholders	$3,372	$1,204

Earnings Per Common Share
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months
	Ended March 31,
(dollar amounts in thousands)	2013	2012
	(unaudited)	(unaudited)
Net income	$3,730	$1,585
Other comprehensive (loss) / income:
Unrealized security holding (losses) / gains arising during the period	(485)	3,213
Reclassification for net gains on investments included in net income	(3,586)	(303)
Other comprehensive (loss) / income before income tax (benefit) / expense	(4,071)	2,910
Income tax (benefit) / expense of other comprehensive income	(1,675)	1,198
Other comprehensive (loss) / income	(2,396)	1,712
Comprehensive income	$1,334	$3,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Three Months
	Ended March 31,
(dollar amounts in thousands)	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,730	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	356	322
Provision for loan losses	-	3,331
Amortization of premiums / discounts on investment securities, net	1,078	693
Amortization of intangible assets	100	86
Share-based compensation expense	134	39
Gain on sale of available for sale securities	(3,586)	(303)
Originations of loans held for sale	(41,854)	(41,056)
Proceeds from sale of loans held for sale	55,265	46,822
Net increase in bank owned life insurance	(123)	(131)
Decrease / (increase) in deferred tax asset	4,650	(210)
Deferred tax assets valuation allowance adjustment	-	(800)
Tax impact of share based compensation expense	-	2
(Increase) / decrease in other assets	(1,714)	743
Increase / (decrease) in other liabilities	3,996	(2,869)

Net Cash Provided By Operating Activities	22,032	8,254

Cash flows from investing activities:
Purchase of available for sale securities	(66,853)	(49,987)
Sale of available for sale securities	89,245	12,479
Maturities and calls of available for sale securities	544	3
Proceeds from principal paydowns of available for sale securities	15,293	10,012
Increase in loans, net	(17,045)	(160)
Allowance for loan and lease loss recoveries	285	242
Purchase of property, premises and equipment, net	(1,998)	(10,380)
Proceeds from sale of foreclosed collateral	1,211	176

Net Cash Provided By / (Used In) Investing Activities	20,682	(37,615)

Cash flows from financing activities:
(Decrease) / increase in deposits, net	(8,055)	20,152
Proceeds from Federal Home Loan Bank borrowing	21,000	48,500
Repayments of Federal Home Loan Bank borrowing	(51,000)	(47,500)
Proceeds from exercise of stock options	5	19
Preferred stock dividends paid	(263)	-

Net Cash (Used In) / Provided By Financing Activities	(38,313)	21,171

Net increase / (decrease) in cash and cash equivalents	4,401	(8,190)
Cash and cash equivalents, beginning of period	34,116	34,892

Cash and cash equivalents, end of period	$38,517	$26,702

(continued)

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(continued)

	For the Three Months
	Ended March 31,
(dollar amounts in thousands)	2013	2012
Cash Flow Information
Interest paid	$865	$961
Income taxes paid	$2,100	$-

Non-Cash Flow Information
(Decrease) / increase in unrealized gain on available for sale securities	$(4,071)	$2,910
Loans transferred to foreclosed collateral	$1,211	$176
Preferred stock dividends accrued not paid	$-	$288
Accretion of preferred stock discount	$95	$93

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.  Condensed Consolidated Financial Statements

Description of Business

Heritage Oaks Bancorp (“the Company”) is a California corporation organized in 1994 to act as the holding company for Heritage Oaks Bank (“the Bank”).  The Bank operates within San Luis Obispo, Santa Barbara and Ventura counties.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2012 Annual Report filed on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2013, file number 000-25020.

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts in the consolidated financial statements for the year ended December 31, 2012 and for the three months ended March 31, 2012 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2013.

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

Heritage Oaks Bancorp | - 8 -

Recent Accounting Guidance Adopted

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update, like ASU 2011-08 which the Company adopted in 2011, allows companies the option to first evaluate qualitative factors to determine if events or circumstances exist that indicate that it is more likely than not that an indefinite-lived intangible asset is impaired.  If based on this assessment, a company concludes that there are no indicators that suggest an indefinitely-lived asset is more likely than not of having been impaired, then no further quantitative analysis is required.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company currently does not have any indefinite-lived intangible assets, other than goodwill, therefore adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Guidance Not Yet Effective

There has been no recently released accounting guidance that is directly applicable to the Company, which is not yet effective.

Note 2.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Inputs	Inputs	Inputs	Assets At
March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$4,836	$-	$4,836
Mortgage backed securities:
Agency	-	155,793	-	155,793
Non-agency	-	23,926	-	23,926
Obligations of state and municipal securities	-	31,004	-	31,004
Asset backed securities	-	32,331	-	32,331

Total assets measured on a recurring basis	$-	$247,890	$-	$247,890

December 31, 2012
Assets
Obligations of U.S. government agencies	$-	$7,567	$-	$7,567
Mortgage backed securities:
Agency	-	145,768	-	145,768
Non-agency	-	44,795	-	44,795
Obligations of state and municipal securities	-	68,968	-	68,968
Asset backed securities		20,584	-	20,584

Total assets measured on a recurring basis	$-	$287,682	$-	$287,682

Heritage Oaks Bancorp | - 9 -

In determining the fair value of Level 3 instruments on a recurring basis the Company takes into consideration several variables, including but not limited to expectations about interest rate movements, prepayment speeds of the underlying mortgages for mortgage backed securities, expected default rates, and credit spreads over the risk free rate.  Of these variables, default rates and credit spreads are perhaps the least observable and most impactful on the long-term value of a Level 3 security.  Since a bond’s value is represented by its yield which reflects the risk-free yield curve plus compensation for various risks incurred in buying the bond, changes to the risk assumptions including probability of default and timing of future cash flows can materially impact the market value.  As of March 31, 2013 and December 31, 2012, there were no Level 3 instruments.

There were no changes in the balance sheet carrying value associated with recurring Level 3 financial instruments for the three months ended March 31, 2013.  The following table provides a summary of the changes in balance sheet carrying values associated with recurring Level 3 financial instruments:

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
For the three months ended
March 31, 2012
Obligations of state and municipal securities	$259	$1	$-	$-	$-	$260
Agency mortgage backed securities	-	(191)	4,674	-	-	4,483
Non-agency mortgage backed securities	3,074	-	-	(3,074)	-	-

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost.   Certain impaired loans measured at fair value at December 31, 2012 are no longer recorded at fair value due to borrower payments reducing the carrying value of certain of these loans to less than fair value and due to other impaired loans now being evaluated under the discounted cash flow method versus the collateral method.  The discounted cash flow method as prescribed by Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. The discounted cash flow approach was determined to be the most appropriate impairment method to use for these impaired loans based on their significant payment history and the global cash flow analysis performed on each borrower.

Heritage Oaks Bancorp | - 10 -

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Gains) / Losses
Assets
Impaired loans
Commercial and industrial	$-	$-	$181	$181	$44
Land	-	-	1,993	1,993	(19)

Total assets measured on a non-recurring basis	$-	$-	$2,174	$2,174	$25

December 31, 2012
Assets
Impaired loans
Commercial and industrial	$-	$820	$213	$1,033	$1,941
Agriculture	-	72	-	72	28
Construction	-	1,656	-	1,656	460
Land	-	-	2,048	2,048	3,802

Total assets measured on a non-recurring basis	$-	$2,548	$2,261	$4,809	$6,231

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on either a recurring and non-recurring basis during the three months ended March 31, 2013 and 2012.

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
March 31, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$38,517	$38,517	$-	$-	$38,517
Investment securities available for sale	247,890	-	247,890	-	247,890
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	703,845	-	-	716,638	716,638
Loans held for sale	9,138	-	9,138	-	9,138
Accrued interest receivable	3,421	-	920	2,501	3,421
Liabilities
Non-interest bearing deposits	270,357	270,357	-	-	270,357
Interest bearing deposits	592,458	-	593,462	-	593,462
Federal Home Loan Bank advances	36,500	-	36,658	-	36,658
Junior subordinated debentures	8,248	-	-	7,186	7,186
Accrued interest payable	247	-	247	-	247

December 31, 2012
Assets
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
Investments and mortgage-backed securities	287,682	-	287,682	-	287,682
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	668,671	-	2,548	701,144	703,692
Loans held for sale	22,549	-	22,549	-	22,549
Accrued interest receivable	3,915	-	1,497	2,418	3,915
Liabilities
Non interest-bearing deposits	273,242	273,242	-	-	273,242
Interest-bearing deposits	597,628	-	598,664	-	598,664
Federal Home Loan Bank advances	66,500	-	67,059	-	67,059
Junior subordinated debentures	8,248	-	-	7,078	7,078
Accrued interest payable	192	-	192	-	192

Heritage Oaks Bancorp | - 11 -

Information on off-balance sheet instruments follows:

	March 31, 2013		December 31, 2012
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$175,962	$1,760	$178,432	$1,784

Note 3.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$4,781	$57	$(2)	$4,836
Mortgage backed securities
U.S. government sponsored entities and agencies	155,391	983	(581)	155,793
Non-agency	23,209	732	(15)	23,926
State and municipal securities	29,923	1,169	(88)	31,004
Asset backed securities	31,987	398	(54)	32,331

Total	$245,291	$3,339	$(740)	$247,890

December 31, 2012
Obligations of U.S. government agencies	$7,307	$262	$(2)	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	145,430	1,136	(798)	145,768
Non-agency	43,402	1,578	(185)	44,795
State and municipal securities	64,824	4,240	(96)	68,968
Asset backed securities	20,049	568	(33)	20,584

Total	$281,012	$7,784	$(1,114)	$287,682

Other than Temporary Impairment (“OTTI”)

At the end of the first quarter of 2013, as part of its repositioning of the longer duration portion of the investment portfolio, the Company sold the two PMBS securities in which OTTI losses had been recognized, thereby eliminating all securities in the portfolio for which OTTI losses had been incurred.  These securities had an aggregate recorded fair value of $0.7 million ($1.0 million historical cost) at December 31, 2012. The following tables provide information related to these two securities:

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$170	$279	$109	$361	$470
Less: losses related to OTTI securities sold	(109)	(170)	(279)	-	-	-
Change in value attributable to other factors	-	-	-	-	(38)	(38)

Balance, end of the period	$-	$-	$-	$109	$323	$432

Heritage Oaks Bancorp | - 12 -

The following table provides a summary of investment securities in an unrealized loss position:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$43	$(2)	$43	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	62,409	(581)	-	-	62,409	(581)
Non-agency	2,871	(15)	-	-	2,871	(15)
State and municipal securities	5,754	(88)	-	-	5,754	(88)
Asset backed securities	9,803	(54)	-	-	9,803	(54)

Total	$80,837	$(738)	$43	$(2)	$80,880	$(740)

December 31, 2012
Obligations of U.S. government agencies	$-	$-	$44	$(2)	$44	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	83,092	(798)	-	-	83,092	(798)
Non-agency	7,204	(15)	719	(170)	7,923	(185)
State and municipal securities	9,813	(96)	-	-	9,813	(96)
Asset backed securities	9,828	(33)	-	-	9,828	(33)

Total	$109,937	$(942)	$763	$(172)	$110,700	$(1,114)

As of March 31, 2013, the Company believes that unrealized losses on state and municipal securities, asset backed securities and all mortgage related securities, including U.S. government sponsored entity and agency securities, such as those issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”), are not attributable to credit quality, but rather fluctuations in market prices for these types of investments.  Additionally, these securities have maturity dates that range from 1 to 40 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  As of March 31, 2013, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For the Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Proceeds	$89,245	$12,482
Gross gains	4,204	303
Gross losses	(618)	-

The income tax expense related to these net realized gains was $1.5 million and $0.1 million, for the three months ended March 31, 2013 and 2012, respectively.

Heritage Oaks Bancorp | - 13 -

The amortized cost and fair value maturities of available for sale investment securities at March 31, 2013 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollar amounts in thousands)
March 31, 2013	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$91	$400	$1,860	$2,485	$4,836
Mortgage backed securities
U.S. government sponsored entities and agencies	21,152	54,941	32,691	47,009	155,793
Non-agency	6,108	14,674	1,617	1,527	23,926
State and municipal securities	-	7,778	19,213	4,013	31,004
Asset backed securities	-	5,446	10,735	16,150	32,331
Total available for sale securities	$27,351	$83,239	$66,116	$71,184	$247,890

Amortized cost	$27,131	$81,768	$65,222	$71,170	$245,291

Weighted average yield	2.34%	2.63%	2.34%	2.68%	2.54%

Securities having an amortized cost and a fair value of $7.5 million and $7.7 million, respectively at March 31, 2013, and $8.7 million and $9.0 million, respectively at December 31, 2012 were pledged to secure public deposits. As of March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For the Three Months
	Ended March 31,
(dollar amounts in thousands)	2013	2012
Taxable earnings on investment securities
Obligations of U.S. government agencies	$31	$25
Mortgage backed securities	830	1,057
State and municipal securities	5	103
Corporate debt securities	-	176
Asset backed securities	112	25
Non-taxable earnings on investment securities
State and municipal securities	455	412

Total	$1,433	$1,798

Heritage Oaks Bancorp | - 14 -

Note 4.  Loans

The following table provides a summary of outstanding loan balances:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Real Estate Secured
Multi-family residential	$19,747	$21,467
Residential 1 to 4 family	46,894	41,444
Home equity lines of credit	32,852	31,863
Commercial	391,159	372,592
Farmland	25,936	25,642
Total real estate secured	516,588	493,008

Commercial
Commercial and industrial	120,988	125,340
Agriculture	27,820	21,663
Other	55	61
Total commercial	148,863	147,064

Construction
Single family residential	8,803	8,074
Single family residential - Spec.	847	535
Multi-family	767	778
Commercial	477	10,329
Total construction	10,894	19,716

Land	23,816	24,664
Installment loans to individuals	4,527	4,895
All other loans (including overdrafts)	192	261

Total gross loans	704,880	689,608

Net deferred loan fees	(1,035)	(937)
Allowance for loan losses	17,743	18,118

Total net loans	$686,102	$670,553

Loans held for sale	9,138	$22,549

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  At March 31, 2013, the Company had five related loans that were originated and sold in 2007, which are in various stages of discovery by the purchaser, including three that they are seeking reimbursement from the Company for losses sustained as a result of borrower fraud and/or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $1.1 million for these potential repurchases at March 31, 2013.  While the Company has generally been successful in its defense of these types of claims, it has incurred losses of $0.8 million related to the settlement of six loans since the beginning of 2011.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate of $551.3 million and 537.4 million at March 31, 2013 and December 31, 2012, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Heritage Oaks Bancorp | - 15 -

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $6.9 million at March 31, 2013 and $7.1 million at December 31, 2012.

From time to time, the Company also originates SBA loans for sale to governmental agencies and institutional investors.  At both March 31, 2013 and December 31, 2012, the unpaid principal balance of SBA loans serviced for others totaled $3.1 million.  The Company did not recognize any gains from the sale of SBA loans in the first three months of 2013 or 2012.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans:

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
March 31, 2013	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$603	$751	$603	$-	$91
Home equity lines of credit	57	64	57	-	7
Commercial	707	1,413	39	668	3
Commercial
Commercial and industrial	3,857	4,262	3,039	818	2,030
Agriculture	831	1,182	17	814	7
Land	7,317	11,103	6,711	606	4,090
Installment loans to individuals	101	149	101	-	33

Totals	$13,473	$18,924	$10,567	$2,906	$6,261

(1)          The recorded investment in loans includes the book value of impaired loans as adjusted for the net deferred costs and fees related to the impaired loans.

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
December 31, 2012	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$831	$1,035	$246	$585	$18
Home equity lines of credit	58	152	58	-	7
Commercial	933	1,799	42	891	-
Farmland	1,077	1,089	-	1,077	-
Commercial
Commercial and industrial	4,337	4,813	3,410	927	2,172
Agriculture	907	1,235	30	877	13
Construction
Commercial	1,380	2,508	-	1,380	-
Land	7,504	11,307	6,106	1,398	3,829
Installment loans to individuals	285	333	285	-	22

Totals	$17,312	$24,271	$10,177	$7,135	$6,061

(1)          The recorded investment in loans includes the book value of impaired loans as adjusted for the net deferred costs and fees related to the impaired loans.

Heritage Oaks Bancorp | - 16 -

The average recorded investment in impaired loans and the interest income recognized on impaired loans was:

	For the Three Months Ended March 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$718	$-	$616	$-
Home equity lines of credit	58	-	373	-
Commercial	818	-	2,722	-
Farmland	539	-	-	-
Commercial
Commercial and industrial	4,103	-	4,429	2
Agriculture	869	-	2,548	-
Construction
Commercial	690	-	-	-
Land	7,449	-	3,898	-
Installment loans to individuals	193	-	61	-

Totals	$15,437	$-	$15,116	$2

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three month periods ended March 31, 2013 and 2012. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on accruing troubled debt restructurings (“TDRs”). Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.

At March 31, 2013 and December 31, 2012, $10.0 million and $11.6 million, respectively, in loans were classified as TDRs.  Of those balances $1.3 million and $17 thousand were accruing as of March 31, 2013 and December 31, 2012, respectively and the remaining balance of TDRs have been included in non-accruing loans.  In a majority of these loans, the Company has granted concessions regarding interest rates, payment structure and maturity.  During the three months ended March 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. These term modifications included a combination of a partial charge-off of principal along with extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 12 months to 18 months.  Forgone interest related to concessions granted on TDRs totaled $45 thousand and $22 thousand for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

Heritage Oaks Bancorp | - 17 -

The following tables present loan modifications by class which resulted in TDRs:

	For the Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial
Commercial and industrial	3	$91	$91

Totals	3	$91	$91

	For the Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial
Commercial and industrial	1	$65	$65

Totals	1	$65	$65

The following tables present loans by class modified as TDRs, for which there was a payment default within twelve months following the modification:

	For the Three Months Ended March 31, 2013
	Number of
(dollar amounts in thousands)	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial
Commercial and industrial	1	$49

Totals	1	$49

	For the Three Months Ended March 31, 2012
	Number of
(dollar amounts in thousands)	TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial
Commercial and industrial	1	$172

Totals	1	$172

The Bank is actively working with the borrowers to resolve their delinquencies.

Heritage Oaks Bancorp | - 18 -

Credit Quality

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio:

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
March 31, 2013	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$19,747	$19,153	$-	$594	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	46,894	45,126	5	1,763	-	-	-	-	240	364
Home equity lines of credit	32,852	31,393	406	1,053	-	-	-	-	57	-
Commercial	391,159	352,656	12,774	25,729	-	-	-	-	703	-
Farmland	25,936	21,878	3,249	809	-	-	-	-	-	-
Commercial
Commercial and industrial	120,988	108,905	3,610	8,473	-	1,607	-	-	3,655	214
Agriculture	27,820	25,996	105	1,719	-	53	-	-	831	-
Other	55	55	-	-	-	-	-	-	-	-
Construction
Single family residential	8,803	8,803	-	-	-	-	-	-	-	-
Single family residential - Spec.	847	847	-	-	-	-	-	-	-	-
Multi-family	767	767	-	-	-	-	-	-	-	-
Commercial	477	-	-	477	-	-	-	-	-	-
Land	23,816	15,718	140	7,958	-	-	-	-	6,640	754
Installment loans to individuals	4,527	4,164	205	158	-	-	-	-	101	-
All other loans (including overdrafts)	192	192	-	-	-	-	-	-	-	-

Totals	$704,880	$635,653	$20,494	$48,733	$-	$1,660	$-	$-	$12,227	$1,332

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
December 31, 2012	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$21,467	$20,869	$-	$598	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	41,444	40,234	6	1,204	-	199	-	-	835	-
Home equity lines of credit	31,863	30,808	-	1,055	-	-	47	-	58	-
Commercial	372,592	332,968	14,235	25,389	-	-	-	-	928	-
Farmland	25,642	20,492	3,260	1,890	-	-	-	-	1,077	-
Commercial
Commercial and industrial	125,340	114,126	2,245	8,969	-	446	104	15	4,657	17
Agriculture	21,663	19,771	106	1,786	-	-	-	-	907	-
Other	61	61	-	-	-	-	-	-	-	-
Construction
Single family residential	8,074	8,074	-	-	-	-	-	-	-	-
Single family residential - Spec.	535	535	-	-	-	-	-	-	-	-
Multi-family	778	778	-	-	-	-	-	-	-	-
Commercial	10,329	8,469	-	1,860	-	-	-	-	1,380	-
Land	24,664	12,461	4,124	8,079	-	50	-	-	7,182	-
Installment loans to individuals	4,895	4,365	230	300	-	-	-	-	285	-
All other loans (including overdrafts)	261	261	-	-	-	-	-	-	-	-

Totals	$689,608	$614,272	$24,206	$51,130	$-	$695	$151	$15	$17,309	$17

Heritage Oaks Bancorp | - 19 -

Note 5.  Allowance for Loan Losses (“ALLL”)

The following table summarizes the activity in the allowance attributed to various segments in the loan portfolio:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2012	$6,879	$6,154	$313	$4,670	$64	$38	$18,118
Charge-offs	-	(339)	(169)	(34)	(118)	-	(660)
Recoveries	116	136	-	3	30	-	285
Provisions for loan losses	(855)	791	(2)	(61)	130	(3)	-

Balance, March 31, 2013	$6,140	$6,742	$142	$4,578	$106	$35	$17,743

Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(11)	(2,142)	-	(785)	(11)	(137)	(3,086)
Recoveries	24	206	-	3	9	-	242
Provisions for loan losses	(2,214)	5,406	67	(30)	(34)	136	3,331

Balance, March 31, 2012	$7,444	$10,019	$555	$1,604	$139	$40	$19,801

The following tables summarize comparative metrics about the allowance attributed to various segments of the loan portfolio:

	March 31, 2013
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$101	$2,037	$-	$4,090	$33	$-	$6,261
General portfolio allocation	$6,039	$4,705	$142	$488	$73	$35	$11,482

Loans individually evaluated for impairment	$1,364	$4,700	$-	$7,394	$101	$-	$13,559
Loans collectively evaluated for impairment	$515,224	$144,163	$10,894	$16,422	$4,426	$192	$691,321
General reserves to total loans collectively evaluated for impairment	1.17%	3.26%	1.30%	2.97%	1.65%	18.23%	1.66%

Total gross loans	$516,588	$148,863	$10,894	$23,816	$4,527	$192	$704,880
Total allowance to gross loans	1.19%	4.53%	1.30%	19.22%	2.34%	18.23%	2.52%

	December 31, 2012
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$25	$2,185	$-	$3,829	$22	$-	$6,061
General portfolio allocation	$6,854	$3,969	$313	$841	$42	$38	$12,057

Loans individually evaluated for impairment	$2,898	$5,596	$1,380	$7,182	$285	$-	$17,341
Loans collectively evaluated for impairment	$490,110	$141,468	$18,336	$17,482	$4,610	$261	$672,267
General reserves to total loans collectively evaluated evaluated for impairment	1.40%	2.81%	1.71%	4.81%	0.91%	14.56%	1.79%

Total gross loans	$493,008	$147,064	$19,716	$24,664	$4,895	$261	$689,608
Total allowance to gross loans	1.40%	4.18%	1.59%	18.93%	1.31%	14.56%	2.63%

Heritage Oaks Bancorp | - 20 -

Note 6.  Deferred Tax Assets and Income Taxes

The table below summarizes the Company’s net deferred tax asset:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Deferred tax assets
Reserves for loan losses	$9,983	$14,348
Forgone interest on non-accrual loans	831	884
Fixed assets	481	405
Accruals	1,048	792
Alternative minimum tax credit	2,024	2,153
Deferred income	1,876	1,838
Deferred compensation	1,529	1,477
Net operating loss carryforward	189	907
Other than temporary impairment	-	45
Realized built-in loss subject to § 382	2,685	3,234
Charitable contribution	61	61
State deferred tax	693	59
Total deferred tax assets	21,400	26,203

Deferred tax liabilities
Fair value adjustment for purchased assets	421	455
Investment securities valuation	1,069	2,745
Deferred costs, prepaids and FHLB advances	951	1,070

Total deferred tax liabilities	2,441	4,270

Net deferred tax assets	$18,959	$21,933

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

Heritage Oaks Bancorp | - 21 -

The Company’s return to profitability in 2011 and continued profits in 2012 substantially eliminated the three year cumulative loss position.  In addition, declines in the level of deferred tax assets and changes in their composition, along with projections of profitability for the foreseeable future and an improvement in the credit quality of the Company’s loan portfolio have combined to improve the outlook for the recovery of the valuation allowance provided for in 2010.  As a result of this improved outlook, the Company reduced the level of valuation allowance in the fourth quarter of 2011 by $1.5 million and then reversed the remaining $5.6 million valuation allowance in 2012, of which amount $0.8 million was reversed in the first quarter of 2012, based on the Company’s determination that it was more likely than not that its entire deferred tax asset position would be realized.

Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of March 31, 2013 and December 31, 2012. The following table provides a summary for the current and deferred amounts of the Company’s income tax expense / (benefit):

	For the Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Current:
Federal	$(2,048)	$(269)
State	(211)	(293)

Total current benefit	(2,259)	(562)

Deferred:
Federal	3,777	567
State	873	421

Total deferred expense	4,650	988

Deferred Tax Valuation Allowance:
Federal	-	(592)
State	-	(208)

Total deferred tax valuation allowance change	-	(800)

Total income tax expense / (benefit)	$2,391	$(374)

The following table reconciles the statutory federal income tax expense / (benefit) and rate to the Company’s effective income tax expense / (benefit) and rate:

	For the Three Months Ended March 31,
	2013		2012
(dollar amounts in thousands)	Amount	Percent	Amount	Percent
Tax expense at federal statutory tax rate	$2,142	35.0%	$424	35.0%
State income taxes, net of federal income tax benefit	430	7.0%	83	6.9%
Change in deferred tax asset valuation allowance	-	0.0%	(800)	-66.1%
Bank owned life insurance	(44)	-0.7%	(18)	-1.5%
Tax exempt income, net of interest expense	(121)	-2.0%	(54)	-4.4%
Other, net	(16)	-0.2%	(9)	-0.8%

Total income tax expense/(benefit)	$2,391	39.1%	$(374)	-30.9%

Heritage Oaks Bancorp | - 22 -

Note 7.  Other Real Estate Owned (“OREO”)

The following table provides a summary of the change in the balance of OREO:

	Balance				Balance
	December 31,				March 31,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2013
Construction
Commercial	$-	$1,211	$(1,211)		$-

Totals	$-	$1,211	$(1,211)	$-	$-

The property that was added to OREO and subsequently sold in the first quarter of 2013, resulted in a minor loss, which was reflected as a charge-off against the ALLL in the first quarter of 2013, in accordance with U.S. GAAP.

The following table provides a summary of the change in the balance of OREO:

	Balance				Balance
	December 31,				March 31,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$176	$(176)	$-	$-
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	423	-	-	-	423
Tract	100	-	-	-	100
Land	179	-	-	-	179

Totals	$917	$176	$(176)	$-	$917

The Company did not realize any gains or losses related to disposal of OREO during the three months ended March 31, 2012.

Note 8. Deposits

The following table provides a summary of deposits by product type:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Non-interest bearing deposits	$270,357	$273,242
Interest bearing deposits:
NOW accounts	69,952	76,728
Money market deposit accounts	293,409	293,525
Other savings deposits	40,262	41,021
Time certificates of $100 or more	109,737	97,105
Other time deposits	79,098	89,249

Total deposits	$862,815	$870,870

Heritage Oaks Bancorp | - 23 -

Note 9.  Junior Subordinated Debentures

In the second quarter of 2010, the Company began to defer interest payments on $8.2 million of junior subordinated debentures to comply with the terms of the Written Agreement entered into between the Company and the FRB.  During the second quarter of 2012, based on the Company’s receipt of regulatory approval to pay interest currently due and all previously deferred interest, the Company paid all amounts due on May 25, 2012 and has remained current on its interest payments as of March 31, 2013.  For more information concerning the Written Agreement, please refer to Note 13. Regulatory Matters, of these Condensed Consolidated Financial Statements.

Note 10.  Share-Based Compensation Plans

As of March 31, 2013, the Company had two share-based employee compensation plans, which are more fully described in Note 10. Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Share-based compensation expense:
Stock option expense	$61	$13
Restricted stock expense	73	26

Total expense	$134	$39
Unrecognized compensation expense:
Stock option expense	$583	$272
Restricted stock expense	640	251

Total unrecognized expense	$1,223	$523

At March 31, 2013, there was a total of $0.6 million of unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.1 years.

The Company periodically grants restricted share awards to employees and directors. These restricted shares generally vest over a period of one to five years depending on the terms of the grant.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at March 31, 2013 was $0.6 million.  That expense is expected to be recognized over the next 3.1 years.

The following table provides a summary of activity related to options granted, exercised, and forfeited:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2012	523,129	$6.11	1,715,616
Granted	46,685	5.80
Forfeited	(6,596)	5.73
Expired	(4,275)	4.62
Exercised	(1,180)	4.37

Balance, March 31, 2013	557,763	$6.10	1,669,073

Heritage Oaks Bancorp | - 24 -

The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2012	196,850	$4.27
Granted	25,862	5.80
Vested	(1,050)	12.14
Forfeited	(2,611)	3.83

Balance March 31, 2013	219,051	$4.42

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $2 thousand for the year to date period ended March 31, 2013.  The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	534,540	$6.13	7.435	$551,375
Exercisable at March 31, 2013	258,589	$7.35	5.784	$346,358

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted:

	For the Three Months Ended
	March 31,
	2013	2012
Expected volatility	55.30%	52.08%
Expected term (years)	6	7
Dividend yield	0.00%	0.00%
Risk free rate	1.14%	1.31%

Weighted-average grant date fair value	$3.01	$2.09

Note 11.  Preferred Stock

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

Heritage Oaks Bancorp | - 25 -

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At March 31, 2013, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant. See Note 14. Subsequent Events of these Condensed Consolidated Financial Statements for an updated discussion of the termination of the MOU and the Company’s request for approval to repurchase its outstanding shares of Series A Preferred Stock and the related Warrant.

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

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of March 31, 2013.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 12.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.  For the three months ended March 31, 2013 and 2012, common stock equivalents, primarily options, totaling approximately 325,000 shares and 321,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  The diluted earnings per share for the for the three months ended March 31, 2012 also excludes the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Series A Preferred Share issuance (see Note 11. Preferred Stock, of these Condensed Consolidated Financial Statements), as their impact would also be anti-dilutive.

Heritage Oaks Bancorp | - 26 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2013		2012
(dollar amounts in thousands except per share data)	Net Income	Shares	Net Income	Shares
Net income	$3,730		$1,585
Dividends and accretion on preferred stock	(358)		(381)

Net income available to common shareholders	$3,372		$1,204

Weighted average shares outstanding		25,112,004		25,057,664

Basic earnings per common share	$0.13		$0.05

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,415,453		1,232,706

Weighted average diluted shares outstanding		26,527,457		26,290,370

Diluted earnings per common share	$0.13		$0.05

Note 13.  Regulatory Matters

Memorandums of Understanding

Since April 2012, the Bank has operated under a Memorandum of Understanding (“MOU”) with the FDIC and California Department of Financial Institutions (“DFI”), which replaced the Consent Order entered into in 2010. In the MOU, the Company committed to, among other things, continue to make progress in improving credit quality and processes as well as to continue to comply with the 10% Leverage Ratio as originally established by the Order. See Note 14. Subsequent Events of these Condensed Consolidated Financial Statements for an updated discussion of the termination of the MOU.

Since July 2012, the Company has operated under an MOU with the FRB, which replaced the Written Agreement entered into in 2010.  In the MOU the Company committed among other things to continue to seek FRB approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt. While the Company believes it has complied with all elements of the MOU, such compliance will ultimately be determined by the FRB as part of its next regularly scheduled review.

Note 14.  Subsequent Events

Effective April 24, 2013, The FDIC and DFI, terminated their MOU with the Bank, signifying full resolution of all open matters raised as part of their examination in 2010 and recognition of the improved financial health of the Bank.  As such the Bank will no longer be subject to the MOU’s 10% Leverage Ratio requirement, as well as the other provisions of the MOU.  Upon receipt of the notice of termination of the MOU, the Bank filed a request with the DFI for approval to dividend $25 million from the Bank to the Company, to facilitate the repurchase of the 21,000 shares of Series A Preferred Stock and related warrant to purchase 611,650 shares of the Company’s Common Stock.  The Company simultaneously filed a request with the FRB to receive the dividend from the Bank and to use such funds to complete the repurchase.

Heritage Oaks Bancorp | - 27 -

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

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the lingering effects of the financial crisis in the United States, including the early signs of stabilization of the California real estate market, and the response of federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, competition, fluctuations in interest rates, changes in the Company’s business strategy or development plans, changes in governmental regulation, changes in the credit quality of our loan portfolio, as well as economic, political and global changes arising from the war on terrorism, social unrest and other civil disturbances, the Company’s ability to increase profitability and sustain growth, the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of the Memoranda of Understanding issued by FRB, and financial policies of the United States government.  For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

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

Overview

The Company

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank (“Bank”), a bank serving San Luis Obispo, Santa Barbara and Ventura Counties.  In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The Company has also formed a subsidiary, CCMS Systems, Inc., which is currently inactive and has not been capitalized. The Company has no present plans to utilize CCMS Systems, Inc.

Between March 2010 and April 2012, the Bank operated under a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”).  In April 2012, the Bank’s Consent Order was terminated and replaced with an informal Memorandum of Understanding (“MOU”).  Effective April 24, 2013, the FDIC and DFI, terminated their MOU with the Bank, signifying full resolution of all open matters raised as part of their examination in 2010 and recognition of the improved financial health of the Bank.  As such the Bank is no longer subject to the MOU’s 10% Leverage Ratio requirement, as well as the other provisions of the MOU.

Heritage Oaks Bancorp | - 28 -

Between March 2010 and the July 2012, the Company operated under a Written Agreement with the Federal Reserve Bank of San Francisco (“FRB”).  In July 2012, the Company’s Written Agreement with the FRB was terminated and replaced with an informal MOU.  Ultimately, resolution of the MOU with the FRB will be addressed as part of their next inspection later this year.

Financial Highlights

Net income for the three months ended March 31, 2013, was $3.7 million, or $0.13 per diluted common share as compared with $1.6 million, or $0.05 per diluted common share for the three months ended March 31, 2012.

The significant factors impacting the Company’s net income for the three months ended March 31, 2013 were:

▪                  A $3.3 million decrease in the level of allowance for loan loss (“ALLL”) provision in 2013 due to continued improvements in the overall credit quality of the loan portfolio, as well as the Company’s loan loss experience, as compared to 2012, which included $3.3 million of ALLL provisioning attributable to specific reserve requirements related to a couple of large loans placed on non-accrual in the first quarter of 2012.

▪                  A $3.2 million improvement in non-interest income, which totaled $5.7 million in 2013 largely due to increases in gains realized on investment security sales, partially offset by a decline in gains on the sale of mortgages;

▪                  These improvements in operating results were partially offset by: continued pressure on net interest income, due to the historically low interest rate environment in which we operate; increased non-interest expense largely due to provisioning for potential mortgage repurchases in 2013 and the lack of a bonus plan in the first quarter of 2012; and increase in the level of income tax expense in 2013, largely due to the reversal of $0.8 million of the deferred tax valuation allowance in 2012, as compared to no such reversals in 2013.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies that management consider to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Estimates that are particularly susceptible to significant change relate to the determination of the ALLL, the valuation of real estate acquired through foreclosure, the carrying value of the Company’s deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

Allowance for Loan Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the specific credit component of the ALLL for non-performing loans in the loan portfolio and the value of foreclosed real estate, management obtains independent appraisals at least once a year for significant properties.  While management uses available information to recognize losses on non-performing loans and foreclosed real estate, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside our control.

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

Heritage Oaks Bancorp | - 29 -

Because of all the variables that go into the determination of both the specific and general allocation components of the ALLL, as well as the valuation of foreclosed real estate, it is reasonably possible that the ALLL and foreclosed real estate values may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 5. Allowance for Loan Losses, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance must be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on the Company’s ongoing assessment of the realizability of its deferred tax assets, management reduced the level of the valuation allowance in 2011 and ultimately reversed the remaining valuation allowance during 2012, based upon management’s determination that it was more likely than not that the entire balance of the deferred tax assets will ultimately be realized.  See also Note 6. Deferred Tax Assets and Income Taxes, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

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

Where You Can Find More Information

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company electronically files the following documents with the SEC: Annual Report on Form 10-K; Quarterly Report on Form 10-Q; Current Reports on Form 8-K; and Definitive Proxy Statements on Form DEF 14A. The Company may file additional documents from time to time. The SEC maintains an internet site, www.sec.gov, from which all documents filed or furnished electronically  may be accessed. Additionally, all documents filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.

The Company posts these reports and other filings to its website as soon as reasonably practicable after filing them with or furnishing them to the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Heritage Oaks Bancorp | - 30 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended,
(dollar amounts in thousands, except per share data)	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Consolidated Income Data:
Interest income	$11,073	$11,649	$11,519	$11,401	$11,752	$12,012	$12,072	$12,040	$12,103
Interest expense	865	886	934	995	1,003	1,106	1,217	1,311	1,390
Net interest income	10,208	10,763	10,585	10,406	10,749	10,906	10,855	10,729	10,714
Provision for loan losses	-	-	1,286	3,064	3,331	693	1,086	2,299	1,985
Net interest income after provision for loan losses	10,208	10,763	9,299	7,342	7,418	10,213	9,769	8,430	8,737
Non-interest income	5,661	3,548	2,984	3,494	2,522	3,213	2,557	2,059	1,901
Non-interest expense	9,748	9,474	8,795	9,133	8,729	9,221	9,050	9,181	9,866
Income before income tax expense / (benefit)	6,121	4,837	3,488	1,703	1,211	4,205	3,276	1,308	764
Income tax expense / (benefit)	2,391	1,710	(2,940)	(194)	(374)	75	1,157	354	242
Net income	3,730	3,127	6,428	1,897	1,585	4,130	2,119	954	522
Dividends and accretion on preferred stock	358	357	357	375	381	250	373	370	365
Net income available to common shareholders	$3,372	$2,770	$6,071	$1,522	$1,204	$3,880	$1,746	$584	$157
Share Data:
Earnings per common share - basic	$0.13	$0.11	$0.24	$0.06	$0.05	$0.16	$0.07	$0.02	$0.01
Earnings per common share - diluted	$0.13	$0.10	$0.23	$0.06	$0.05	$0.15	$0.07	$0.02	$0.01
Dividend payout ratio (1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Common book value per share	$4.82	$4.78	$4.65	$4.36	$4.29	$4.17	$4.04	$3.98	$3.88
Tangible common book value per share	$4.31	$4.27	$4.16	$3.86	$3.79	$3.67	$3.53	$3.46	$3.36
Actual shares outstanding at end of period	25,331,541	25,307,110	25,288,430	25,234,262	25,163,571	25,145,717	25,081,819	25,081,819	25,081,819
Weighted average shares outstanding - basic	25,112,004	25,101,083	25,089,325	25,076,226	25,057,664	25,054,204	25,054,027	25,050,584	25,035,012
Weighted average shares outstanding - diluted	26,527,457	26,485,728	26,430,717	26,399,117	26,290,370	26,261,179	26,254,045	26,252,066	26,251,608
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$38,517	$34,116	$44,176	$32,558	$26,702	$34,892	$26,722	$39,811	$46,864
Total investments and other securities	$247,890	$287,682	$261,451	$260,786	$266,996	$236,982	$248,854	$218,430	$203,210
Total gross loans	$704,880	$689,608	$678,348	$663,670	$645,468	$646,286	$648,194	$664,331	$667,831
Allowance for loan losses	$(17,743)	$(18,118)	$(17,987)	$(18,149)	$(19,801)	$(19,314)	$(20,409)	$(21,700)	$(24,367)
Total assets	$1,064,684	$1,097,532	$1,058,679	$1,023,774	$1,008,780	$987,138	$983,117	$973,518	$970,861
Total deposits	$862,815	$870,870	$855,032	$833,913	$806,360	$786,208	$801,733	$802,510	$786,328
Federal Home Loan Bank borrowings	$36,500	$66,500	$46,000	$40,000	$52,500	$51,500	$36,500	$29,000	$45,000
Junior subordinated debt	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248
Total stockholders’ equity	$146,739	$145,529	$142,285	$134,690	$132,623	$129,554	$126,031	$124,398	$121,823
Selected Other Balance Sheet Data:
Average assets	$1,079,615	$1,062,595	$1,039,773	$1,017,030	$979,855	$984,565	$984,096	$959,471	$979,685
Average earning assets	$1,000,072	$985,326	$965,100	$948,095	$916,269	$925,894	$922,614	$897,447	$918,631
Average stockholders’ equity	$146,902	$144,843	$137,457	$134,788	$132,384	$127,315	$126,002	$123,363	$122,549
Selected Financial Ratios:
Return on average assets	1.40%	1.17%	2.46%	0.75%	0.65%	1.66%	0.85%	0.40%	0.22%
Return on average equity	10.30%	8.59%	18.60%	5.66%	4.82%	12.87%	6.67%	3.10%	1.73%
Return on average tangible common equity	12.51%	10.23%	24.08%	6.28%	5.10%	17.12%	7.82%	2.73%	0.57%
Net interest margin (2)	4.14%	4.35%	4.36%	4.41%	4.72%	4.67%	4.67%	4.80%	4.73%
Efficiency ratio (3)	78.10%	70.36%	65.47%	69.75%	65.70%	66.17%	66.52%	68.78%	70.56%
Non-interest expense to average assets	3.66%	3.55%	3.37%	3.61%	3.58%	3.72%	3.65%	3.84%	4.08%
Capital Ratios:
Average equity to average assets	13.61%	13.40%	13.22%	13.25%	13.51%	12.93%	12.80%	12.86%	12.51%
Leverage Ratio	12.72%	12.32%	12.15%	11.88%	12.17%	12.06%	11.56%	11.44%	11.15%
Tier 1 Risk-Based Capital ratio	16.50%	15.55%	14.92%	14.50%	14.60%	14.81%	14.37%	13.93%	14.37%
Total Risk-Based Capital ratio	17.76%	16.81%	16.19%	15.76%	15.87%	16.07%	15.63%	15.20%	15.65%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (4)	1.73%	2.51%	3.02%	3.15%	2.58%	1.91%	2.02%	3.51%	4.07%
Non-performing assets to total assets (5)	1.16%	1.58%	1.99%	2.14%	1.74%	1.35%	1.56%	2.77%	3.43%
Allowance for loan losses to total gross loans	2.52%	2.63%	2.65%	2.73%	3.07%	2.99%	3.15%	3.27%	3.65%
Net charge-offs (recoveries) to average loans	0.22%	-0.07%	0.85%	2.86%	1.75%	1.08%	1.43%	2.96%	1.53%

(1) No cash dividends were paid in Q1 2013, or in the years 2012 or 2011.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on security sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs and gains and losses on sale of fixed assets.

(4) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.

(5) Non-performing assets are defined as loans that are past due 90 days or more and loans placed in non-accrual status plus other real estate owned.

Heritage Oaks Bancorp | - 31 -

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.  The net interest margin is the amount of net interest income expressed as a percentage of average interest earning assets.  Factors considered in the analysis of net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates.

For the three months ended March 31, 2013 and 2012, net interest margin was 4.14% and 4.72%, respectively. The table below sets forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
(dollar amounts in thousands)	Balance	Yield/ Rate (4)	Income/ Expense	Balance	Yield/ Rate (4)	Income/ Expense
Interest Earning Assets
Interest bearing deposits in other banks	$22,232	0.20%	$11	$16,707	0.19%	$8
Investment securities taxable	207,656	1.91%	978	193,788	2.88%	1,386
Investment securities non taxable	58,102	3.18%	455	44,553	3.72%	412
Other investments	6,478	2.00%	32	6,588	1.16%	19
Loans (1) (2)	705,604	5.52%	9,597	654,633	6.10%	9,927
Total interest earning assets	1,000,072	4.49%	11,073	916,269	5.16%	11,752

Allowance for loan losses	(18,046)			(19,415)
Other assets	97,589			83,001

Total assets	$1,079,615			$979,855

Interest Bearing Liabilities
Interest bearing demand	$71,769	0.11%	$19	$64,142	0.09%	$15
Savings	39,297	0.10%	10	33,993	0.11%	9
Money market	290,374	0.31%	225	277,115	0.39%	271
Time deposits	183,278	0.90%	406	187,963	1.13%	527
Total interest bearing deposits	584,718	0.46%	660	563,213	0.59%	822
Federal Home Loan Bank borrowing	58,823	1.13%	164	49,875	1.07%	133
Junior subordinated debentures	8,248	2.02%	41	8,248	2.34%	48
Total borrowed funds	67,071	1.24%	205	58,123	1.25%	181
Total interest bearing liabilities	651,789	0.54%	865	621,336	0.65%	1,003
Non interest bearing demand	263,127			214,886
Total funding	914,916	0.38%	865	836,222	0.48%	1,003
Other liabilities	17,797			11,249
Total liabilities	932,713			847,471

Stockholders’ Equity
Total stockholders’ equity	146,902			132,384
Total liabilities and stockholders’ equity	$1,079,615			$979,855

Net interest margin (3)		4.14%			4.72%

Interest rate spread		3.95%	$10,208		4.51%	$10,749

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 32 -

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities as compared to the corresponding period a year earlier, and the amount of such change attributable to changes in average balances (volume), changes in average yields and rates (rate) and the interplay of the impacts of the changes in rates and volumes (rate/volume):

	For The Three Months Ended,				For The Three Months Ended,
	March 31, 2013				March 31, 2012
(dollar amounts in thousands)	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
Interest income:
Interest bearing deposits in other banks	$3	$-	$-	$3	$-	$(1)	$-	$(1)
Investment securities taxable	98	(473)	(33)	(408)	116	86	7	209
Investment securities non-taxable (1)	188	(95)	(28)	65	135	(67)	(17)	51
Taxable equivalent adjustment (1)	(64)	32	10	(22)	(46)	23	6	(17)
Other investments	-	13	-	13	(4)	12	(3)	5
Loans	767	(1,024)	(73)	(330)	(390)	(229)	12	(607)

Net increase / (decrease)	992	(1,547)	(124)	(679)	(189)	(176)	5	(360)
Interest expense:
Savings, NOW, money market	20	(57)	(4)	(41)	1	(131)	-	(130)
Time deposits	(13)	(111)	3	(121)	(152)	(207)	38	(321)
Federal Home Loan Bank borrowing	24	6	1	31	(3)	64	(3)	58
Long term borrowings	-	(7)	-	(7)	-	6	-	6

Net (decrease) / increase	31	(169)	-	(138)	(154)	(268)	35	(387)

Total net increase / (decrease)	$961	$(1,378)	$(124)	$(541)	$(35)	$92	$(30)	$27

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

For the three months ended March 31, 2013 as compared to the corresponding period in 2012, increased competition, coupled with the impact of the continued current low interest rate environment, has had an adverse impact on yields on new and renewing loans. In addition, the low interest rate environment has had a two-fold impact on securities’ yields as new investments are typically providing lower yields and existing investments in mortgage backed securities are seeing increased levels of refinancing of the underlying mortgages, which is resulting in acceleration of the amortization of premiums paid on these securities.  All of these factors have combined to reduce the yield on earning assets for the three months ended March 31, 2013 by 67 basis points as compared to the corresponding period in 2012. While the loan portfolio has continued to grow since the second quarter of 2012 and continues to contribute to a more favorable earning asset mix, we continue to hold a large portion of our earning assets in lower yielding investment securities.  These securities have experienced a significant decline in yields both in real terms and as a percentage of the 2012 rates.  Decreases in funding costs related to shifts in the composition of deposits from interest bearing accounts to more liquid and fully insured non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets.

Forgone interest on non-accrual loans continued to negatively impact interest income for the three months ended March 31, 2013. Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.3 million during the three months ended March 31, 2013 and 2012.

Our earnings are influenced by changes in interest rates.  The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities.  The Company is in a net asset sensitive position. A large percentage of our interest sensitive assets and liabilities re-price immediately with changes in market interest rates.  A significant portion of the variable rate component of the Company’s loan portfolio has had the interest rates set to their respective contractual interest rate floors.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q, for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impact of interest rate floors on our the variable rate component of our loan portfolio.

For the three months ended March 31, 2013, average interest-earning assets were $83.8 million, or 9.1% higher than that reported in the corresponding period in 2012.  The Company’s average investment in its securities portfolio increased by $27.3 million for the quarter ended March 31, 2013 as compared to the corresponding period in 2012.  In addition, during the first quarter of 2013 the Company’s average loan balances increased by $51.0 million as compared to the corresponding period in 2012.

Heritage Oaks Bancorp | - 33 -

The decline in the yield on interest-earning assets for the three months ended March 31, 2013 can be attributed to two key factors: declines in the average returns on the loan portfolio due to repayment of older higher yielding loans and continued downward rate pressure on new loans and renewals; and declines in the yields on the investment securities purchased over the last year due to continued market pressures on interest rates and higher levels of prepayment activity on mortgage backed securities, which has resulted in lower overall yields.

The yield on the loan portfolio for the three months ended March 31, 2013 decreased 58 basis points from the corresponding period in 2012 to 5.52%.  This decline was largely attributable to declines in interest rates on new loans issued and loans renewed in the last year, which were driven by increased competition in the Company’s primary market area and the historically low interest rates being set by the government to spur economic recovery.  In addition, the first quarter of 2013 included $0.1 million less interest income related to the pay-off of non-accrual loans and prepayment penalties and related acceleration of unearned fees on loan pay-offs. The adjustments to interest income for the pay-off of non-accrual loans and prepayment penalties contributed 7 basis points and 10 basis points to the yield on the loan portfolio in the first quarter of 2013 and 2012, respectively.  Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 15 basis points for the three months ended March 31, 2013 as compared to 20 basis points for the corresponding period in 2012.

As growth in deposits has outpaced the growth in the loan portfolio over the last year, excess liquidity has been invested primarily in shorter-termed, agency mortgage backed securities and municipal securities, in an effort to maximize the yield on interest earning assets in the absence of significant new loan originations.  These purchases account for the majority of the year over year increase in the average balance of the investment portfolio.  These purchases along with impacts of recent efforts to shorten the duration of the security portfolio by selling some of our longer-lived investments and replacing them with short duration instruments has contributed to the decline in the overall yield on investment securities as the recently acquired investment securities currently yield considerably less than other investments in the portfolio.  Beginning in the second quarter of 2012, we began to experience renewed loan demand and growth in our loan portfolio.  Assuming this loan growth continues over the next several quarters, we should begin to realize an improved mix in interest earning assets, which should help improve our net interest margin, but no assurances can be given with respect to any of the foregoing.

The average balance of interest bearing liabilities was $30.5 million higher for the three months ended March 31, 2013 than that reported for the same period a year earlier.  Year-over-year increases in the average balance of interest bearing liabilities can be attributed, in large part, to Federal Home Loan Bank borrowings, which have increased $8.9 million as we have locked in historically low long-term fixed interest rates to fund loan growth.  In addition, we have also experienced a net increase in interest bearing deposits as increases in interest bearing demand and money market balances have more than offset the decrease in time deposits.

The rate paid on interest bearing deposits declined by 13 basis points, to 0.46%, for the three months ended March 31, 2013 as compared to the same period a year earlier.  These declines are in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits, the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these factors.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased on a comparative basis by $48.2 million to $263.1 million for the three months ended March 31, 2013.  These increases in non-interest bearing demand balances have served to reduce our total funding cost by 16 basis points, for the three March 31, 2013 as compared to the cost of our interest bearing liabilities alone. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments.  Total cost of funds for the three months ended March 31, 2013 was 0.38%, a decrease of 10 basis points, as compared to the corresponding period in 2012.

For the three months ended March 31, 2013, the average rate paid on interest bearing liabilities was 0.54% as compared to 0.65% for the corresponding period in 2012.  The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for the Federal Home Loan Bank borrowings as the Company has strategically decided to lock in historically low fixed rates to match fund longer term fixed rate loans.

Heritage Oaks Bancorp | - 34 -

Provision for Loan Losses

As more fully discussed in Note 5. Allowance for Loan Losses, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q, the ALLL has been established for probable incurred credit losses inherent in the loan portfolio.  The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The ALLL is based on estimates, and actual losses may vary from current estimates, which variances could be material and could have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.  The ALLL represents the Company’s best estimate of the allowance necessary to provide for probable losses inherent in the portfolio as of the balance sheet date.

The Company did not record a provision for loan losses during the first quarter of 2013, as compared to $3.3 million reported for the same period a year earlier.  The lack of a loan loss provision in the first quarter of 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the lack of any new significant loans moving in to non-accrual status and therefore requiring specific reserve calculation, as was the case in the first quarter of 2012.   As of March 31, 2013, the Company’s ALLL represented 2.52% of total gross loans.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended March 31,		Variances
(dollar amounts in thousands)	2013	2012	dollar	percentage
Fees and service charges	$1,015	$1,093	$(78)	-7.1%
Mortgage gain on sale and origination fees	774	855	(81)	-9.5%
Gain on sale of investment securities	3,586	303	3,283	1083.4%
Other Income	286	271	15	5.5%

Total	$5,661	$2,522	$3,139	124.5%

Non-interest income increased by $3.1 million for the three months ended March 31, 2013, from that reported for the corresponding period in 2012.  The primary driver for the higher non-interest income was gains realized on sale of investment securities.   Gains on sales of investment securities were driven by increased sales activity as the Company repositioned portions of its investment portfolio to shorten their duration to reduce exposure to future unfavorable moves in interest rates and to reduce further exposure to interest rate volatility due to unexpected changes in prepayment speeds on certain mortgage backed securities.  Specifically, during the three months ended March 31, 2013, the Company sold $89.3 million of securities that resulted in gains of $3.6 million. This compares to $12.5 million of securities sold in the three months ended March 31, 2012 that resulted in gains of $0.3 million. The increase in gains on sale of investment securities was partially offset by a decline in mortgage origination related income for the three months ended March 31, 2013, which was due to a decline in fundings in large part due to recent upward movement in mortgage interest rates and a lower level of refinancing activity than occurred in 2012.

Heritage Oaks Bancorp | - 35 -

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended March 31,		Variances
(dollar amounts in thousands)	2013	2012	dollar	percentage
Salaries and employee benefits	$5,192	$4,536	$656	14.5%
Occupancy	782	1,017	(235)	-23.1%
Information technology	627	666	(39)	-5.9%
Professional services	662	503	159	31.6%
Regulatory	369	551	(182)	-33.0%
Equipment	415	405	10	2.5%
Sales and marketing	121	137	(16)	-11.7%
Foreclosed asset costs and write-downs	55	98	(43)	-43.9%
Provision for potential mortgage repurchases	570	118	452	383.1%
Amortization of intangible assets	100	86	14	16.3%
Other expense	855	612	243	39.7%

Total	$9,748	$8,729	$1,019	11.7%

The increase in non-interest expense for the three months ended March 31, 2013 were largely driven by increases in salary and employee benefits, the provision for potential mortgage repurchases and other expenses.   The increase in salary and employee benefits was primarily due to $0.4 million of increased costs related to variable bonus plans as compared with the same period in 2012.  Salaries and employee benefits were also impacted by merit increases across the organization in 2013.  The increase in the provision for potential mortgage repurchases was largely driven by estimated losses related to claims expected to be received on the remaining group of related mortgages funded and sold in 2007.  Repurchase requests like these are relatively rare for the Bank.  Total cash paid in settlement for mortgage repurchases has been less than $1 million in the prior 8 years.  We do not believe the requests are in any way indicative of systemic problems with the Bank’s underwriting or origination process or that there is significant exposure to repurchase requests other than those arising from the loans to the borrowers in question, which totaled $2.8 million inclusive of the approximately $0.6 million of mortgage repurchases provided for in the first quarter of 2013.  The increase in other expense was largely due to increases in appraisal and other lending related costs tied to activity for both portfolio loans and mortgage loans originated for sale.

These increases were partially offset by reduced occupancy and regulatory costs.  Specifically, occupancy costs declined as a result of the branch consolidation efforts that were completed in the second quarter of 2012 and the favorable impacts realized from the purchase of four buildings at the end of the first quarter of 2012, which were previously leased.  These savings in occupancy costs were partially offset by increased lease costs for our two new loan production offices, as the Company expands into new markets for the Bank.  The decline in the level of regulatory costs is reflective of the favorable impacts on FDIC assessment costs due to the termination of the consent order and the written agreement in the second and third quarters of 2012, respectively.

Provision for Income Taxes

For the three months ended March 31, 2013, the Company recorded income tax expense of approximately $2.4 million.  This compares to an income tax benefit of $0.4 million for the same period in 2012.  The changes in the provision for income taxes for the three months ended March 31, 2013, as compared to the corresponding period in 2012, can be attributed to the Company’s reversal of $0.8 million of deferred tax asset valuation allowance in the three months ended March 31, 2012 for which there was no corresponding valuation allowance reversal in 2013, as the valuation allowance was fully reversed in the third quarter of 2012. In addition, income tax expense increased in 2013 due to the overall increase in earnings before taxes. The Company’s effective tax rate was 39.1% for the three months ended March 31, 2013.  The effective tax rate for the corresponding period in 2012 was (30.9)%, reflective of the impact of the reversal of $0.8 million deferred tax asset valuation allowance.  Excluding the impact of the valuation allowance reversal in 2012, the effective tax rate would have been 35.2%.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard.  Management evaluates the realizability of the deferred tax assets on a quarterly basis.  Please see Note 6. Deferred Tax Assets and Income Taxes, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional information concerning the Company’s deferred tax assets.

Heritage Oaks Bancorp | - 36 -

Financial Condition

At March 31, 2013, total assets were approximately $1.1 billion.  This represents a decrease of approximately $33.3 million or 3.0% from that reported at December 31, 2012.  The decrease in total assets is primarily attributable to the sale of investment securities, the proceeds from which were partially used to fund growth in the loan portfolio as well as to pay-off short-term FHLB borrowing.

At March 31, 2013, total deposits were approximately $862.8 million or approximately $8.1 million less than that reported at December 31, 2012.  This modest 1% decline in the level of deposits is consistent with seasonal deposit changes we have seen in the past as customers utilize cash reserves around the first of the calendar year to pay taxes and address related tax planning needs.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $38.5 million and $34.1 million at March 31, 2013 and December 31, 2012, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans pending to be funded, and actual cash on hand in the branches.  The increase is primarily attributable to proceeds from security sales and deposit inflows during March.

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

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings.  The Company has invested in a mix of securities including obligations of U.S government agencies, mortgage backed securities and state and municipal securities. The Company has an Asset/Liability Committee that has developed investment policies based upon the Company’s operating needs and market circumstances.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Company’s Board of Directors on a regular basis.

The following table provides a summary of investment securities by securities type:

	March 31, 2013		December 31, 2012
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$4,781	$4,836	$7,307	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	155,391	155,793	145,430	145,768
Non-agency	23,209	23,926	43,402	44,795
State and municipal securities	29,923	31,004	64,824	68,968
Asset backed securities	31,987	32,331	20,049	20,584

Total	$245,291	$247,890	$281,012	$287,682

At March 31, 2013, the fair value of the investment portfolio was approximately $247.9 million or $39.8 million lower than that reported at December 31, 2012.  The change in the balance of the portfolio can be attributed in large part to a reduction level of net investments in securities in the first three months of 2013, in part to fund growth in the loan portfolio, as well as to pay down $33.0 million of short-term FHLB borrowings.

Heritage Oaks Bancorp | - 37 -

Securities available for sale are carried at fair value with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At March 31, 2013, the securities portfolio had unrealized gains, net of taxes, of approximately $1.5 million, a decrease of approximately $2.4 million from that reported at December 31, 2012.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from economic conditions. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At March 31, 2013, approximately $155.8 million or 86.7% of the Company’s mortgage related securities were issued by a government agency and government sponsored entities.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

(dollar amounts in thousands)

March 31, 2013	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$91	$400	$1,860	$2,485	$4,836
Mortgage backed securities
U.S. government sponsored entities and agencies	21,152	54,941	32,691	47,009	155,793
Non-agency	6,108	14,674	1,617	1,527	23,926
State and municipal securities	-	7,778	19,213	4,013	31,004
Asset backed securities	-	5,446	10,735	16,150	32,331
Total available for sale securities	$27,351	$83,239	$66,116	$71,184	$247,890

Amortized cost	$27,131	$81,768	$65,222	$71,170	$245,291

Weighted average yield	2.34%	2.63%	2.34%	2.68%	2.54%

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At March 31, 2013 and December 31, 2012, the Company held approximately $4.6 million in FHLB stock.

Loans

Summary of Market Conditions

Despite the recent signs of stabilization in the local economies in which the Company operates, loan demand remained tepid for much of 2011 and into the first quarter of 2012.  However, with the addition of a new sales team that is focused on our region’s largest industry, agriculture, as well as the commercial and small business segments of the market, and single-family mortgages, the Bank has been able to generate quarter over quarter net loan growth in each quarter since the second quarter of 2012.  We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, coupled with our new sales team and our expansion into Ventura County with the opening of a new loan production office in August 2012, and expansion in Santa Barbara County with the opening of a loan production office in Goleta, should contribute to continued growth in our loan portfolio.  Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the global, national, state and local economies may further negatively impact local borrowers, as well as negatively impact values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company is focused on monitoring credit in order to take appropriate steps, when and if necessary, to mitigate any material adverse impacts on the Company.

Heritage Oaks Bancorp | - 38 -

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

The credit quality of the loan portfolio is impacted by numerous factors including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral dependent loans. Weak economic conditions in recent years have also impacted certain borrowers the Company has extended credit to, making it difficult for those borrowers to continue to make timely repayment on their loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in real estate collateral values may result in increases in provisions for loan losses that have an adverse impact on the Company’s operating results.  See also Note 4. Loans, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for a more detailed discussion concerning credit quality, including the Company’s related policy.

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds loans. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At March 31, 2013, mortgage correspondent loans (loans held for sale) totaled approximately $9.1 million, $13.4 million less than that reported at December 31, 2012.  The decrease in mortgage correspondent loans is reflective of a reduction in funding levels in the last couple of months due to higher mortgage interest rates.

Summary of Loan Portfolio

At March 31, 2013, total gross loan balances were $704.9 million.  This represents an increase of approximately $15.3 million, or 2.2%, from the $689.6 million reported at December 31, 2012 and marks the fourth quarter of consecutive quarterly loan growth.

Heritage Oaks Bancorp | - 39 -

The following table provides total gross loans by product type:

	March 31,	December 31,	Variance
(dollar amounts in thousands)	2013	2012	dollar	percentage
Real Estate Secured
Multi-family residential	$19,747	$21,467	$(1,720)	-8.01%
Residential 1 to 4 family	46,894	41,444	5,450	13.15%
Home equity line of credit	32,852	31,863	989	3.10%
Commercial	391,159	372,592	18,567	4.98%
Farmland	25,936	25,642	294	1.15%

Total real estate secured	516,588	493,008	23,580	4.78%

Commercial
Commercial and industrial	120,988	125,340	(4,352)	-3.47%
Agriculture	27,820	21,663	6,157	28.42%
Other	55	61	(6)	-9.84%

Total commercial	148,863	147,064	1,799	1.22%

Construction
Single family residential	8,803	8,074	729	9.03%
Single family residential - Spec.	847	535	312	58.32%
Multi-family	767	778	(11)	-1.41%
Commercial	477	10,329	(9,852)	-95.38%

Total construction	10,894	19,716	(8,822)	-44.75%

Land	23,816	24,664	(848)	-3.44%
Installment loans to individuals	4,527	4,895	(368)	-7.52%
All other loans (including overdrafts)	192	261	(69)	-26.43%

Total gross loans	704,880	689,608	15,272	2.21%

Deferred loan fees	1,035	937	98	10.43%
Reserve for loan losses	17,743	18,118	(375)	-2.07%

Total net loans	$686,102	$670,553	$15,549	2.32%

Loans held for sale	$9,138	$22,549	$(13,411)	-59.47%

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio by type of real estate:

	March 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$35,288	$1,558	$36,846	6.8%	26.3%	46	$5,000
Professional	34,776	1,240	36,016	6.6%	25.7%	76	2,663
Hospitality	116,975	2,249	119,224	22.0%	85.1%	48	10,692
Multi-family	19,747	-	19,747	3.6%	14.1%	19	5,144
Home equity lines of credit	32,852	19,217	52,069	9.6%	37.2%	354	1,200
Residential 1 to 4 family	46,894	42	46,936	8.7%	33.5%	117	3,300
Farmland	25,936	585	26,521	4.9%	18.9%	25	4,800
Healthcare / medical	32,512	-	32,512	6.0%	23.2%	33	7,500
Restaurants / hospitality	10,854	-	10,854	2.0%	7.8%	18	2,393
Other commercial	127,838	918	128,756	23.7%	92.0%	127	6,720
Other	32,916	163	33,079	6.1%	23.6%	25	13,713

Total real estate secured	$516,588	$25,972	$542,560	100.0%	387.4%	888	$13,713

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2013.

Heritage Oaks Bancorp | - 40 -

As of March 31, 2013, real estate secured balances represented approximately $516.6 million or 73.3% of total gross loans.  When compared to that reported at December 31, 2012, this represents an increase of approximately $23.6 million or 4.8%.  The primary factor behind the year to date increase can be attributed to increases across substantially all real estate components, but most significantly in the commercial real estate and residential 1 to 4 family components.  The $18.6 million increase in the commercial real estate component is primarily tied to new loan originations during 2013, which exceeded payments on existing loans by $11.3 million.  The increase in commercial real estate loans was also impacted by the transfer of $7.4 million of completed commercial real estate construction projects from the construction loan segment to the commercial real estate segment.    Residential 1 to 4 family increased $5.5 million in the first three months of 2013 as a result of new residential mortgage originations identified for our portfolio, as opposed to sale to others.

As of March 31, 2013, a total of $46.4 million of the real estate secured balance was risk graded as special mention or substandard, with the largest single component being the commercial segment which represented $38.5 million.  This compares to $47.6 million of the real estate secured balance and $39.6 million of commercial real estate being risk graded special mention or substandard as of December 31, 2012.  The improvement in both the real estate segment in total and more specifically the commercial real estate segment is attributable to a combination of loan pay-offs, pay-downs and upgrades during the first three months of 2013, which outpaced the level of new loans being down-graded into special mention or substandard.  At March 31, 2013 and December 31, 2012, real estate secured balances, including undisbursed commitments, represented 387% of the Bank’s total risk-based capital.

At March 31, 2013, approximately $192.9 million, or 37.3%, of the real estate secured segment of the loan portfolio was considered owner occupied.

Commercial

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio by business type:

	March 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$5,764	$3,226	$8,990	4.6%	6.4%	31	$2,500
Oil gas and utilities	888	1,550	2,438	1.3%	1.7%	5	988
Construction	17,103	18,217	35,320	18.3%	25.2%	144	5,000
Manufacturing	10,903	7,042	17,945	9.2%	12.8%	88	2,000
Wholesale and retail	11,445	5,327	16,772	8.6%	12.0%	121	1,174
Transportation and warehousing	2,944	744	3,688	1.9%	2.6%	37	596
Media and information services	3,905	2,178	6,083	3.1%	4.3%	26	1,700
Financial services	5,136	2,497	7,633	3.9%	5.5%	41	1,000
Real estate / rental and leasing	18,575	12,635	31,210	16.1%	22.3%	97	4,500
Professional services	13,167	10,856	24,023	12.3%	17.2%	139	2,600
Healthcare / medical	6,845	6,026	12,871	6.6%	9.2%	99	11,464
Restaurants / hospitality	17,151	1,220	18,371	9.4%	13.1%	82	6,000
All other	7,162	2,077	9,239	4.7%	6.6%	94	2,800

Commercial and industrial	$120,988	$73,595	$194,583	100.0%	138.9%	1,004	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2013.

At March 31, 2013, C&I loans represented approximately $121.0 million or 17.2% of total gross loan balances.  This represents a decline of approximately $4.4 million, or 3.5%, from December 31, 2012.  The year to date decline is primarily attributed to payment activity, including $6.5 million of commercial loan pay-offs, exceeding advances on new and existing commercial loans.  As a result of these factors, the ratio of total C&I  loan balances, including undisbursed commitments, to risk-based capital declined from 149% at December 31, 2012 to 140% at March 31, 2013. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.

Heritage Oaks Bancorp | - 41 -

As of March 31, 2013, a total of $12.1 million of the C&I balance was risk graded as special mention or substandard.  This compares to $11.2 million of the C&I balance being risk graded special mention or substandard as of December 31, 2012.  The increase in the special mention and substandard risk grades of C&I is attributable to loans newly graded substandard that were partially offset by a reduction in the level of substandard due to upgrades and payment activity during the first quarter of 2013.

Agriculture

At March 31, 2013, agriculture balances totaled approximately $27.8 million, or 3.9%, of total gross loan balances, which represents an approximate $6.2 million increase when compared to that reported at December 31, 2012.  The increase in the balance is associated with $6.2 million of advances against new and existing loans originated by our new lending team.  At March 31, 2013 and December 31, 2012, agriculture balances, including undisbursed commitments, represented 31% and 32%, respectively, of the Bank’s total risk-based capital.

As of March 31, 2013, a total of $1.8 million of the agriculture balance was risk graded as special mention or substandard.  This compares to $1.9 million of the agriculture balance being risk graded special mention or substandard as of December 31, 2012.  The improvement in the credit risk grade profile of agriculture is largely attributable to payment activity against these loans during the first three months of 2013.

Construction

The following table provides a break-down of the construction segment of the Company’s loan portfolio by property type:

	March 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$8,803	$2,368	$11,171	77.9%	8.0%	12	$5,250
Single family residential - Spec.	847	1,088	1,935	13.5%	1.4%	2	1,100
Multi-family	767	-	767	5.3%	0.5%	1	787
Commercial	477	-	477	3.3%	0.3%	2	2,523

Total construction	$10,894	$3,456	$14,350	100.0%	10.2%	17	$5,250

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2013.

At March 31, 2013, construction balances represented approximately $10.9 million, or 1.5%, of total gross loan balances, a decrease of $8.8 million, or 44.8%, from that reported at December 31, 2012. This decrease is largely due to the transfer of $7.4 million of completed commercial real estate projects to the commercial real estate component of the secured real estate segment and the transfer of a $1.4 million commercial real estate project to OREO.  The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 17.0% at December 31, 2012 to 10.2% at March 31, 2013. The decline in this ratio can be attributed to an overall reduction in the level of commercial real estate construction loans.

As of March 31, 2013, a total of $0.5 million of the construction loan balance was risk graded as special mention or substandard, all of which was related to commercial real estate construction.  This compares to $1.9 million of the construction balance at December 31, 2012, which was also all related to commercial real estate construction. The improvements in both the construction segment in total and more specifically the commercial real estate segment is entirely attributable to the transfer of a single project to OREO in the first quarter of 2013.  Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.

Heritage Oaks Bancorp | - 42 -

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio by property type:

	March 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$3,120	$494	$3,614	14.1%	2.6%	$25	$867
Single family residential - Spec.	528	-	528	2.1%	0.4%	4	379
Tract	9,790	-	9,790	38.1%	7.0%	7	10,673
Land - Multifamily	1,628	1,313	2,941	11.5%	2.1%	1	3,100
Commercial	8,144	-	8,144	31.8%	5.8%	20	1,384
Hospitality	606	-	606	2.4%	0.4%	1	644

Total land	$23,816	$1,807	$25,623	100.0%	18.3%	58	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2013.

At March 31, 2013, land balances represented approximately $23.8 million, or 3.4%, of total gross loan balances, a decline of $0.8 million, or 3.4%, from the corresponding balance reported at December 31, 2012.  The decline is largely tied to payment activity exceeding new land loans closed during the first three months of 2013.  As a result of these factors, the ratio of total land loan balances, including undisbursed commitments, to risk-based capital declined from 20.2% at December 31, 2012 to 18.3% at March 31, 2013.

As of March 31, 2013, a total of $8.1 million of the land balance was risk graded as special mention or substandard.  This compares to $12.2 million of the land balance being risk graded special mention or substandard as of December 31, 2012.  The improvement in the land segment is largely attributable to payment activity and loan upgrades during the first quarter of 2013.  As of March 31, 2013, over half of the balance is attributable to a single credit relationship, which continues to perform in accordance with the terms of its restructured note.

Installment

At March 31, 2013, installment loan balances were approximately $4.5 million compared to the $4.9 million reported at December 31, 2012.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been sold pursuant to correspondent mortgage loan agreements. There is minimal interest rate risk associated with these loans as the commitments are in place at the time the Company funds them. Settlement from the correspondents is typically within 30 to 60 days.  At March 31, 2013, mortgage correspondent loans (loans held for sale) totaled approximately $9.1 million, $13.4 million less than that reported at December 31, 2012.  The decline in the balance primarily reflects the timing of mortgage closures during the fourth quarter of 2012 as compared to the first quarter of 2013, as 2012 closures accelerated near year end, which when coupled with a decline in funding levels in the first quarter of 2013 contributed to the decline in the March 31, 2013 balance.

Heritage Oaks Bancorp | - 43 -

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio as well as information about fixed and variable rate loans.  Loans currently at or below their floor were classified as fixed in the table below:

			Due Over	Due Over	Due Over
(dollar amounts in thousands)	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
March 31, 2013	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$3,018	$1,800	$2,061	$53	$10,697	$2,118	$19,747
Residential 1 to 4 family	5,707	1,189	3,867	1,529	31,971	2,631	46,894
Home equity line of credit	21,066	85	293	-	1,040	10,368	32,852
Commercial	28,822	17,026	50,090	37,270	256,374	1,577	391,159
Farmland	4,722	-	2,224	9,786	9,097	107	25,936
Commercial
Commercial and industrial	36,557	32,846	18,549	20,211	11,474	1,351	120,988
Agriculture	13,510	7,022	2,553	2,609	2,126	-	27,820
Other	-	-	55	-	-	-	55
Construction
Single family residential	6,059	1,503	-	-	1,241	-	8,803
Single family residential - Spec.	-	847	-	-	-	-	847
Multi-family	-	-	-	767	-	-	767
Commercial	477	-	-	-	-	-	477
Land	10,826	7,273	4,789	928	-	-	23,816
Installment loans to individuals	1,018	228	917	480	633	1,251	4,527
All other loans (including overdrafts)	192	-	-	-	-	-	192

Total loans, gross	$131,974	$69,819	$85,398	$73,633	$324,653	$19,403	$704,880

Variable rate loans	60,922	15,210	21,869	4,923	11,450	-	114,374
Fixed rate loans	71,052	54,609	63,529	68,710	313,203	19,403	590,506

Total loans, gross	$131,974	$69,819	$85,398	$73,633	$324,653	$19,403	$704,880

Allowance for Loan Losses

The Company maintains an ALLL at a level considered by management to be adequate to provide for probable losses incurred as of the balance sheet date. The allowance is comprised of two components: specific credit allocation and general portfolio allocation, which includes a quantitatively determined adjustment. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 5. Allowance for Loan Losses of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for a detailed discussion concerning the Company’s methodology for determining an adequate allowance. Please also see Note 1. Summary of Significant Accounting Policies of the Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2012, for additional discussion concerning the ALLL, loan charge-offs, and credit risk management.

Heritage Oaks Bancorp | - 44 -

For reporting purposes, the Company allocates the ALLL across product types within the loan portfolio. The following table provides a summary of the ALLL and its allocation to each major loan category of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category:

	March 31,				December 31,
	2013		2012		2012
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$71	0.4%	$79	0.5%	$115	0.5%
Residential 1 to 4 family	852	1.8%	198	0.9%	290	0.7%
Home equity line of credit	177	0.5%	396	1.3%	443	1.4%
Commercial	4,774	1.2%	6,533	1.8%	5,659	1.5%
Farmland	266	1.0%	238	2.5%	372	1.5%
Commercial
Commercial and industrial	5,802	4.8%	8,395	6.4%	5,297	4.2%
Agriculture	940	3.4%	1,624	9.9%	857	4.0%
Other	-	0.0%	-	0.0%	-	0.0%
Construction
Single family residential	89	1.0%	198	1.5%	65	0.8%
Single family residential - Spec.	-	0.0%	-	0.0%	6	1.1%
Multi-family	18	2.3%	139	8.4%	6	0.8%
Commercial	35	7.3%	218	2.1%	236	2.3%
Land	4,578	19.2%	1,604	6.4%	4,670	18.9%
Installment loans to individuals	106	2.3%	139	2.5%	64	1.3%
All other loans (including overdrafts)	35	18.2%	40	16.5%	38	14.6%

Total allowance for loan losses	$17,743	2.5%	$19,801	3.1%	$18,118	2.6%

The ALLL decreased in the first three months of 2013 both in real terms and as a percentage of gross loans as compared to the corresponding period in 2012 by $2.1 million, or 10.4%, due in large part to the continuing improvement in the overall credit quality of the loan portfolio as well as declines in charge-off levels. The improvement in the credit quality is reflected in a number of indicators all of which have trended favorably over the last year and virtually all of which are at their lowest levels since the credit crisis peaked in 2010.  The indicators we believe are most indicative of the improving credit quality of the portfolio include: the level of special mention and substandard loans, which have declined $29.3 million or 29.7% since the first quarter of 2012; the level of non-accrual loans, which have declined $4.4 million, or 26.6%; and the ratio of classified assets to Tier 1 capital plus the ALLL, which has improved 13.7 basis points, or 29.8%, to 32.2%.   These favorable trends in the credit quality of the portfolio, when combined with the favorable impacts of declining charge-off activity over the last several quarters have contributed to a reduction in the level of general reserves required.  The general reserve requirements have also been favorably impacted by a continued strengthening outlook on the local, state and national economies and their interplay with our local lending base, which has resulted in a downward adjustment in the qualitative component of the general reserve calculation.  These positive factors were partially offset by the Company extending the look back period used to establish the loss history for the quantitative portion of the ALLL in an effort to continue to factor in the higher loss experience that resulted from the credit crisis.

The same factors have contributed to the reduction to the ALLL since December 31, 2012, albeit to a lesser degree. However changes in the mix of historical losses in the longer look back period used in the first quarter of 2013 resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2012, as loss experience by segment has fluctuated over time.  As such, the above analysis reflects a decrease in commercial real estate and an increase in C&I that were solely the result of the change in the loss mix over the look back period, and a modest net overall decline in the level of allowance since December 31, 2012.

Loans charged-off during the three months ended March 31, 2013 totaled approximately $0.7 million.  This compares to charge-offs of approximately $3.1 million reported for the corresponding period last year.  The decrease in charge-offs during the first three months of 2013 is largely due to 2012 charge-offs being elevated as a result of a few large loan relationships that were placed on non-accrual in the first quarter of 2012, which resulted in charge-offs based on their specific reserve calculations.  Loan charge-offs for the three months ended March 31, 2013 were driven by charge-offs on a number of very small loan relationships, as well as a $0.2 million loss realized on the sale of collateral for the loan transferred into OREO in the first quarter of 2013.

Heritage Oaks Bancorp | - 45 -

Annualized net charge-offs to average loans for the three months ended March 31, 2013 were 0.22%.  This compares to the 1.75% reported for the corresponding period in 2012.  At March 31, 2013, the ALLL represented 2.52% of total gross loans compared to the 2.63% reported at December 31, 2012.

As of March 31, 2013, management believes that the ALLL was sufficient to cover current estimable losses in the Company’s loan portfolio.

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See also Note 4. Loans of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning non-performing loans, as well as a discussion concerning credit quality.

The following table provides a summary of non-performing loans and foreclosed assets:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Non-Performing Loans:
Residential 1-4 family	$240	$835
Home equity lines of credit	57	58
Commercial real estate	703	928
Farmland	-	1,077
Commercial and industrial	3,655	4,657
Agriculture	831	907
Construction	-	1,380
Land	6,640	7,182
Installment	101	285

Total non-performing loans	$12,227	$17,309

Other repossessed assets	88	-

Total non-performing assets	$12,315	$17,309

Ratio of allowance for loan losses to total gross loans	2.52%	2.63%
Ratio of non-performing loans to total gross loans	1.73%	2.51%
Ratio of non-performing assets to total assets	1.16%	1.58%

At March 31, 2013, the balance of non-accruing loans was approximately $12.2 million or $5.1 million less than that reported at December 31, 2012.  The decrease in non-accruing loans is due to a combination of $2.0 million of non-accrual loans that paid down or paid off, $1.3 million that transferred to foreclosed collateral and $1.6 million that returned to accrual status after prolonged performance under their current payment plans.  Substantially all of the decrease in non-performing assets can be attributed to the changes in the non-performing loans discussed above, partially offset by a $0.1 million increase in other repossessed assets.

Heritage Oaks Bancorp | - 46 -

The following tables reconcile the change in total non-accruing balances:

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing	Net	March 31,
(dollar amounts in thousands)	2012	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$835	$-	$(231)	$-	$(364)	$-	$240
Home equity line of credit	58	-	(1)	-	-	-	57
Commercial	928	-	(33)	-	(192)	-	703
Farmland	1,077	-	(1,077)	-	-	-	-
Commercial
Commercial and industrial	4,334	356	(458)	-	(238)	(339)	3,655
Agriculture	907	-	(65)	-	(11)	-	831
Construction
Commercial	1,380	-	-	(1,211)	-	(169)	-
Land	7,505	49	(126)	-	(754)	(34)	6,640
Installment loans to individuals	285	70	(4)	(88)	(44)	(118)	101

Totals	$17,309	$475	$(1,995)	$(1,299)	$(1,603)	$(660)	$12,227

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing	Net	March 31,
(dollar amounts in thousands)	2011	Balances	Paydowns	Collateral	Status	Charge-offs	2012
Real Estate Secured
Residential 1 to 4 family	$622	$-	$(13)	$-	$-	$-	$609
Home equity line of credit	359	65	(37)	-	-	-	387
Commercial	4,551	-	(118)	-	(3,556)	-	877
Commercial
Commercial and industrial	1,625	6,943	(201)	(172)	-	(1,692)	6,503
Agriculture	2,327	450	(21)	-	-	(450)	2,306
Construction
Single family residential	937	-	(937)	-	-	-	-
Land	1,886	5,233	(423)	-	-	(785)	5,911
Installment loans to individuals	61	11	(1)	-	-	(11)	60

Totals	$12,368	$12,702	$(1,751)	$(172)	$(3,556)	$(2,938)	$16,653

Other Real Estate Owned (“OREO”)

At March 31, 2013 and December 31, 2012, the Company held no OREO.  As was previously noted, the Company did foreclose on a single loan in the first quarter of 2013, and sold the underlying collateral within the quarter at loss of $0.2 million, which loss was reflected as a charge-off against the ALLL in accordance with U.S. GAAP.  See also Note 7. Other Real Estate Owned, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning OREO.

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	March 31,	December 31,	Variance
(dollar amounts in thousands)	2013	2012	dollar	percentage
Non-interest bearing deposits	$270,357	$273,242	$(2,885)	-1.06%
Interest bearing deposits:
NOW accounts	69,952	76,728	(6,776)	-8.83%
Other savings deposits	40,262	41,021	(759)	-1.85%
Money market deposit accounts	293,409	293,525	(116)	-0.04%
Time deposits	188,835	186,354	2,481	1.33%

Total deposits	$862,815	$870,870	$(8,055)	-0.92%

As indicated in the table above total deposit balances at March 31, 2013 were approximately $862.8 million.  This represents a decrease of approximately $8.1 million, or 0.9%, when compared to that reported at December 31, 2012.  This level of decline is consistent with historical experience as many customers utilize cash near the end of the calendar year and into the early part of the first quarter to pay tax obligations and then begin to rebuild their deposit balances.

Heritage Oaks Bancorp | - 47 -

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding.  At March 31, 2013, core deposits represented 87.3% of total deposits, down a little over 1% from that reported at December 31, 2012, due largely to the previously referenced use of liquid funds to pay year-end tax obligations. Management’s continued focus on lower cost core deposit gathering helped to reduce overall cost of funds by 10 basis points to 0.38% in the first three months of 2013 from 0.48% reported in first three months of 2012.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At March 31, 2013, FHLB borrowings were $36.5 million or $30.0 million lower than that reported at December 31, 2012.  Borrowings are obtained for a variety of reasons which include, but are not limited to, asset-liability management, funding loan growth, and to provide additional liquidity. The decrease in the level of FHLB borrowings in 2013 was primarily the result of utilizing cash proceeds from investment security sales during the quarter to payoff short-term FHLB borrowings.

Capital

At March 31, 2013, the balance of stockholders’ equity was approximately $146.7 million.  This represents an increase of approximately $1.2 million over that reported at December 31, 2012.  The year to date change is attributed to increases in equity due to net income for the first three months of 2013 of $3.7 million, a decrease in the balance of accumulated other comprehensive income in the amount of $2.4 million related to the realization of gains on the sale of securities during the period, and the impact of year to date share-based compensation expense and proceeds of option exercises totaling $0.2 million.  These increases were partially offset by dividends accrued on Series A Senior Preferred stock in the amount of $0.3 million.

Dividends

The Company, pursuant to a Written Agreement between it and FRB of San Francisco was required to defer dividend payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the first quarter of 2012.    During the second quarter of 2012, the Company’s request to the FRB of San Francisco to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures was approved and the Company brought both the dividends on its Series A Preferred Stock and the interest on its junior subordinated debentures current. The Company also received approval from the FRB to pay dividends on the Series A Preferred Stock and interest on the junior subordinated debentures for the first quarter of 2013, resulting in the Company being current in its obligation under these instruments. For more information concerning the Written Agreement please refer to Note 19. Regulatory Matters, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Regulatory Capital

The Company and the Bank seek to maintain strong levels of capital in order to be considered “well-capitalized” as determined by regulatory agencies.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and the Bank rely primarily on earnings from its operations to generate capital, the absence of earnings in 2009 and 2010 required the Company to obtain additional capital through the issuance of preferred and common equity in 2010.

At March 31, 2013, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These debt securities were issued to Heritage Oaks Capital Trust II.  At March 31, 2013, the Company included $8.0 million of the debt securities in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 11. Borrowings, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Heritage Oaks Bancorp | - 48 -

Beginning in April 2012 and through its termination in April 2013, the Bank operated subject to the terms of a MOU with the FDIC and the DFI, which replaced the Consent Order stipulated to in March 2010.  Under the MOU the Bank agreed to continue to adhere to the 10.0% Tier 1 Leverage Ratio previously set by the Consent Order.  See also Note 19. Regulatory Matters, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information related to the Order and Written Agreement as they pertain to these requirements.

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios:

	Regulatory Standard		March 31, 2013		December 31, 2012		March 31, 2012
	Adequately	Well	Heritage Oaks		Heritage Oaks		Heritage Oaks

Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	12.72%	12.36%	12.32%	11.93%	12.17%	11.99%
Tier I capital to risk weighted assets	4.00%	6.00%	16.50%	15.99%	15.55%	15.02%	14.60%	14.35%
Total risk based capital to risk weighted assets	8.00%	10.00%	17.76%	17.26%	16.81%	16.28%	15.87%	15.62%

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 18. Commitments and Contingencies in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the ordinary course of business, the Company is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 18. Commitments and Contingencies in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $14.0 million and $14.1 million at March 31, 2013 and December 31, 2012, respectively.  For a more detailed discussion of these financial instruments refer to Note 18. Commitments and Contingencies in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Additionally at March 31, 2013 and December 31, 2012, the Company had un-disbursed loan commitments made in the ordinary course of business totaling $162.0 million and $164.4 million, respectively.  At March 31, 2013 and December 31, 2012, the balance of the Company’s allowance for losses on unfunded commitments was $0.3 million.

In connection with the $8.2 million in debt securities issued to Heritage Oaks Capital Trust II the Company issued a full and unconditional payment guarantee of certain accrued distributions by Heritage Oaks Capital Trust II.  There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.  Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Heritage Oaks Bancorp | - 49 -

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At March 31, 2013, these credit lines totaled $37.0 million and are unsecured.  Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of March 31, 2013, the borrowing availability related to this facility was $6.6 million. At March 31, 2013, the Bank had no borrowings against the credit lines or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $231.1 million at March 31, 2013, in addition to the $36.5 million currently outstanding.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a steady stream of cash flows.  As of March 31, 2013, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 32.5% at March 31, 2013 compared to 36.4% at December 31, 2012.  The ratio of gross loans to deposits, another key liquidity ratio, increased to 81.7% at March 31, 2013 compared to 79.2% at December 31, 2012, as loans grew in the first quarter of 2013 while deposits remained effectively flat.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Heritage Oaks Bancorp | - 50 -

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of March 31, 2013.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2013 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

(dollar amounts in thousands)		Rate Shock Scenarios
March 31, 2013	-100bp	Base	+100bp	+200bp
Net interest income	$40,166	$40,477	$41,406	$42,655
$ Change from base	$(311)	$-	$929	$2,178
% Change from base	-0.77%	0.00%	2.30%	5.38%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

(dollar amounts in thousands)
March 31, 2013		Percent of
Rate Type	Balance	Total
Variable - daily	$137,761	19.5%
Variable other than daily	342,437	48.6%
Fixed rate	224,682	31.9%

Total gross loans	$704,880	100.0%

The table above identifies approximately 19.5% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2013, approximately $480.2 million or 68.1% of the Company’s loan portfolio is considered variable.

Heritage Oaks Bancorp | - 51 -

The following table shows the repricing categories of the Company’s loan portfolio:

(dollars in thousands)
March 31, 2013		Percent of
Re-Pricing	Balance	Total
< 1 Year	$328,618	46.6%
1-3 Years	148,781	21.1%
3-5 Years	141,430	20.1%
> 5 Years	86,051	12.2%

Total gross loans	$704,880	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate:

(dollar amounts in thousands)	Move in Prime Rate (bps)
March 31, 2013	+200	+250	+300	+350
Variable daily	$23,432	$39,074	$63,441	$92,889
Variable other than daily	83,855	130,579	182,878	229,568

Cumulative total variable at floor	$107,287	$169,653	$246,319	$322,457

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Heritage Oaks Bancorp | - 52 -

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220; 3rd. amended complaint filed 8/3/2010.  Plaintiffs have sued a title company, a title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer who also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank foreclosed upon and subsequently sold some of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The matter has been tendered to the Bank’s insurance carrier, and the Bank is actively defending the case, which is now finishing the discovery phase.  The Bank has successfully challenged the legal sufficiency of the cause of action for negligence.  The Bank believes the remaining action against it is without merit.  As such, the Bank does not expect the litigation to have a material impact on the Bank.

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. and related entities are seeking in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter. The case is in the discovery phase and trial is expected later in 2013. However, the Bank does not expect the litigation to have a material impact on the Bank.

Sandra Keller v. Heritage Oaks Bank, et al, U.S. District Court, Central District of California case no. CV-13-2049 CAS, file 3/21/13.  Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit in federal court against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse.  The Bank is aware of the action but has not been served with legal process.  The complaint is unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacks any merit whatsoever.  The Bank does not expect the litigation to have a material impact on the Bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine litigation incidental to the business of the Company or the Bank.

Item 1A.  Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Heritage Oaks Bancorp | - 53 -

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

Item 6.  Exhibits

(a) Exhibits:

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2013 and 2012 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Heritage Oaks Bancorp | - 54 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: May 6, 2013

/s/ Simone Lagomarsino	/s/ Mark Olson
Simone Lagomarsino	Mark Olson,
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Heritage Oaks Bancorp | - 55 -