Form 10-Q
period 2013-06-30
HERITAGE OAKS BANCORP
filed 2013-08-06
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

YES [    ]    NO [ X ]

As of July 26, 2013 there were 25,354,755 shares outstanding of the registrant’s common stock.

Heritage Oaks Bancorp

Heritage Oaks Bancorp

FORM 10-Q for the Three and Six Months Ended June 30, 2013

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(dollar amounts in thousands except per share data)	2013	2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$24,337	$23,425
Interest bearing deposits in other banks	14,202	10,691
Total cash and cash equivalents	38,539	34,116

Investment securities available for sale	237,540	287,682
Federal Home Loan Bank stock	4,739	4,575
Loans held for sale	9,786	22,549
Gross loans	746,611	689,608
Net deferred loan fees	(1,372)	(937)
Allowance for loan losses	(17,934)	(18,118)
Net loans held for investment	727,305	670,553
Premises and equipment	17,641	15,956
Deferred tax assets, net	21,760	21,933
Bank owned life insurance	15,593	15,349
Goodwill and other intangible assets	12,781	12,981
Other assets	11,198	11,838

Total assets	$1,096,882	$1,097,532

Liabilities
Non-interest bearing deposits	$287,098	$273,242
Interest bearing deposits	596,231	597,628
Total deposits	883,329	870,870
Short term FHLB borrowing	3,000	33,000
Long term FHLB borrowing	49,500	33,500
Junior subordinated debentures	8,248	8,248
Other liabilities	6,517	6,385

Total liabilities	950,594	952,003

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: 21,000 shares as of June 30, 2013 and December 31, 2012	20,726	20,536
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of June 30, 2013 and December 31, 2012	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,342,560 shares and 25,307,110 shares as of June 30, 2013 and December 31, 2012, respectively	101,431	101,354
Paid in capital	7,580	7,337
Retained earnings	14,504	8,773
Accumulated other comprehensive (loss) / income, net of tax (benefit) / expense of ($1,089) and $2,745 as of June 30, 2013 and December 31, 2012, respectively	(1,557)	3,925

Total stockholders’ equity	146,288	145,529

Total liabilities and stockholders’ equity	$1,096,882	$1,097,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands except per share data)	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Loans	$9,787	$9,646	$19,384	$19,573
Investment securities	1,213	1,730	2,646	3,528
Other	75	25	118	52
Total interest income	11,075	11,401	22,148	23,153
Interest Expense
Interest on deposits	710	774	1,370	1,596
Other borrowings	216	221	421	402
Total interest expense	926	995	1,791	1,998
Net interest income before provision for loan losses	10,149	10,406	20,357	21,155
Provision for loan losses	-	3,064	-	6,395
Net interest income after provision for loan losses	10,149	7,342	20,357	14,760
Non-Interest Income
Fees and service charges	1,120	1,106	2,135	2,199
Mortgage gain on sale and origination fees	1,089	1,035	1,863	1,890
Gain on sale of investment securities	5	1,064	3,591	1,367
Gain on sale of other real estate owned	-	10	-	10
Other income	698	279	984	550
Total non-interest income	2,912	3,494	8,573	6,016
Non-Interest Expense
Salaries and employee benefits	4,814	4,454	10,006	8,990
Occupancy	821	797	1,603	1,814
Information technology	640	694	1,267	1,360
Professional services	691	838	1,353	1,401
Regulatory	270	316	639	867
Equipment	435	423	850	828
Sales and marketing	147	124	268	261
Foreclosed asset costs and write-downs	53	98	108	196
Provision for mortgage loan repurchases	-	739	570	857
Amortization of intangible assets	100	86	200	172
Other expense	669	564	1,524	1,116
Total non-interest expense	8,640	9,133	18,388	17,862
Income before income tax expense / (benefit)	4,421	1,703	10,542	2,914
Income tax expense / (benefit)	1,705	(194)	4,096	(568)
Net income	2,716	1,897	6,446	3,482
Dividends and accretion on preferred stock	359	375	717	756
Net income available to common shareholders	$2,357	$1,522	$5,729	$2,726

Earnings Per Common Share
Basic	$0.09	$0.06	$0.23	$0.11
Diluted	$0.09	$0.06	$0.22	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) / Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$2,716	$1,897	$6,446	$3,482
Other comprehensive (loss) / income:
Unrealized security holding (losses) / gains	(5,241)	1,547	(5,726)	4,763
Reclassification for net gains on investments included in earnings	(5)	(1,064)	(3,591)	(1,367)
Other comprehensive (loss) / income, before income tax (benefit) / expense	(5,246)	483	(9,317)	3,396
Income tax (benefit) / expense related to items of other comprehensive income	(2,160)	197	(3,835)	1,398
Other comprehensive (loss) / income	(3,086)	286	(5,482)	1,998
Comprehensive (loss) / income	$(370)	$2,183	$964	$5,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Six Months
	Ended June 30,
(dollar amounts in thousands)	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$6,446	$3,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	710	666
Provision for loan losses	-	6,395
Amortization of premiums / discounts on investment securities, net	2,086	1,660
Amortization of intangible assets	200	172
Share-based compensation expense	243	128
Gain on sale of available for sale securities	(3,591)	(1,367)
Originations of loans held for sale	(89,060)	(81,323)
Proceeds from sale of loans held for sale	101,823	93,937
Net increase in bank owned life insurance	(244)	(262)
Decrease / (increase) in deferred tax asset	4,007	(1,094)
Deferred tax assets valuation allowance adjustment	-	(1,500)
Decrease in other assets	640	1,917
Increase / (decrease) in other liabilities	132	(2,530)

Net Cash Provided By Operating Activities	23,392	20,281

Cash flows from investing activities:
Purchase of securities, available for sale	(89,559)	(98,527)
Sale of available for sale securities	105,097	53,887
Maturities and calls of available for sale securities	544	3
Proceeds from principal paydowns of available for sale securities	26,249	23,936
(Purchase) / redemption of Federal Home Loan Bank stock	(164)	110
Increase in loans, net	(58,809)	(26,319)
Allowance for loan and lease loss recoveries	683	467
Purchase of property, premises and equipment, net	(2,395)	(10,565)
Proceeds from sale of foreclosed collateral	1,374	578

Net Cash (Used In) Investing Activities	(16,980)	(56,430)

Cash flows from financing activities:
Increase in deposits, net	12,459	47,705
Proceeds from Federal Home Loan Bank borrowing	99,000	103,500
Repayments of Federal Home Loan Bank borrowing	(113,000)	(115,000)
Tax impact of share based compensation expense	-	14
Proceeds from exercise of stock options	78	84
Preferred stock dividends paid	(526)	(2,488)

Net Cash (Used In) / Provided By Financing Activities	(1,989)	33,815

Net increase / (decrease) in cash and cash equivalents	4,423	(2,334)
Cash and cash equivalents, beginning of period	34,116	34,892

Cash and cash equivalents, end of period	$38,539	$32,558

(continued)

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(continued)

	For The Six Months
	Ended June 30,
(dollar amounts in thousands)	2013	2012
Cash Flow Information
Interest paid	$1,738	$2,280
Income taxes paid	$2,100	$515

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$9,317	$3,396
Loans transferred to foreclosed collateral	$1,374	$769
Accretion of preferred stock discount	$189	$187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.  Condensed Consolidated Financial Statements

Description of Business

Heritage Oaks Bancorp (“the Bancorp”) is a California corporation organized in 1994 to act as the holding company for Heritage Oaks Bank (“the Bank”).  The Bank operates within San Luis Obispo, Santa Barbara and Ventura counties.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo, Santa Barbara and Ventura Counties. No one customer accounts for more than 10% of revenue or assets in any period presented. The Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts in the consolidated financial statements for the year ended December 31, 2012 and for the three and six months ended June 30, 2012 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2013.

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

Heritage Oaks Bancorp | - 8 -

Note 1.  Condensed Consolidated Financial Statements – continued

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

On October 1, 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements.  The amendments in ASU 2012-04 cover a wide range of Topics in the Codification and address technical corrections and improvements and conforming amendments related to fair value measurements.  For public entities, the amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On February 15, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification.  For public entities, the amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

There has been no recently released accounting guidance that is directly applicable to the Company, which is not yet effective.

Heritage Oaks Bancorp | - 9 -

Note 2.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$4,804	$-	$4,804
Mortgage backed securities:
Agency	-	145,977	-	145,977
Non-agency	-	20,415	-	20,415
Obligations of state and municipal securities	-	34,393	-	34,393
Asset backed securities	-	31,951	-	31,951

Total assets measured on a recurring basis	$-	$237,540	$-	$237,540

December 31, 2012
Assets
Obligations of U.S. government agencies	$-	$7,567	$-	$7,567
Mortgage backed securities:
Agency	-	145,768	-	145,768
Non-agency	-	44,795	-	44,795
Obligations of state and municipal securities	-	68,968	-	68,968
Asset backed securities		20,584	-	20,584

Total assets measured on a recurring basis	$-	$287,682	$-	$287,682

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

As of June 30, 2013 and December 31, 2012, there were no Level 3 instruments. There were also no changes in the balance sheet carrying value associated with recurring Level 3 financial instruments for the three and six months ended June 30, 2013.  The following table provides a summary of the 2012 changes in balance sheet carrying values associated with recurring Level 3 financial instruments:

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

Heritage Oaks Bancorp | - 10 -

Note 2.  Fair Value of Assets and Liabilities – continued

The assets presented under Level 3 of the fair value hierarchy, which are classified as obligations of state and municipal subdivisions, represent available for sale investment securities in the form of certificates of participation, where an active market for such securities is not currently available.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost.   Certain impaired loans measured at fair value at December 31, 2012 are no longer recorded at fair value due to borrower payments reducing the carrying value of these loans to less than fair value and due to other impaired loans now being evaluated under the discounted cash flow method versus the collateral method.  The discounted cash flow method as prescribed by Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. The discounted cash flow approach was determined to be the most appropriate impairment method to use for these impaired loans based on their significant payment history and the global cash flow analysis performed on each borrower.

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value	Losses
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$340	$340	$23
Commercial and industrial	-	-	65	65	970
Agriculture	-	-	167	167	320
Land	-	-	3,023	3,023	113

Total assets measured on a non-recurring basis	$-	$-	$3,596	$3,596	$1,426

December 31, 2012
Assets
Impaired loans
Commercial and industrial	$-	$820	$213	$1,033	$1,941
Agriculture	-	72	-	72	28
Construction	-	1,656	-	1,656	460
Land	-	-	2,048	2,048	3,802

Total assets measured on a non-recurring basis	$-	$2,548	$2,261	$4,809	$6,231

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on either a recurring and non-recurring basis during the three and six months ended June 30, 2013 and 2012.

Heritage Oaks Bancorp | - 11 -

Note 2.  Fair Value of Assets and Liabilities – continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
June 30, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$38,539	$38,539	$-	$-	$38,539
Investment securities available for sale	237,540	-	237,540	-	237,540
Federal Home Loan Bank stock	4,739	-	-	-	N/A
Loans receivable, net of deferred fees and costs	745,239	-	-	754,466	754,466
Loans held for sale	9,786	-	9,786	-	9,786
Accrued interest receivable	3,634	-	1,071	2,563	3,634
Liabilities
Non-interest bearing deposits	287,098	287,098	-	-	287,098
Interest bearing deposits	596,231	-	597,471	-	597,471
Federal Home Loan Bank advances	52,500	-	50,632	-	50,632
Junior subordinated debentures	8,248	-	-	7,289	7,289
Accrued interest payable	203	-	203	-	203

December 31, 2012
Assets
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
Investments and mortgage-backed securities	287,682	-	287,682	-	287,682
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	688,671	-	2,548	701,144	703,692
Loans held for sale	22,549	-	22,549	-	22,549
Accrued interest receivable	3,915	-	1,497	2,418	3,915
Liabilities
Non interest-bearing deposits	273,242	273,242	-	-	273,242
Interest-bearing deposits	597,628	-	598,664	-	598,664
Federal Home Loan Bank advances	66,500	-	67,059	-	67,059
Junior subordinated debentures	8,248	-	-	7,078	7,078
Accrued interest payable	192	-	192	-	192

Information on off-balance sheet instruments follows:

	June 30, 2013		December 31, 2012
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$192,884	$1,929	$178,432	$1,784

Heritage Oaks Bancorp | - 12 -

Note 3.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$4,735	$71	$(2)	$4,804
Mortgage backed securities
U.S. government sponsored entities and agencies	148,458	579	(3,060)	145,977
Non-agency	19,933	528	(46)	20,415
State and municipal securities	35,079	640	(1,326)	34,393
Asset backed securities	31,982	316	(347)	31,951

Total	$240,187	$2,134	$(4,781)	$237,540

December 31, 2012
Obligations of U.S. government agencies	$7,307	$262	$(2)	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	145,430	1,136	(798)	145,768
Non-agency	43,402	1,578	(185)	44,795
State and municipal securities	64,824	4,240	(96)	68,968
Asset backed securities	20,049	568	(33)	20,584

Total	$281,012	$7,784	$(1,114)	$287,682

Other than Temporary Impairment (“OTTI”)

At the end of the first quarter of 2013, as part of its repositioning of the longer duration portion of the investment portfolio, the Company sold the two private labeled mortgage backed securities in which OTTI losses had been recognized, thereby eliminating all securities in the portfolio for which OTTI losses had been incurred.  These securities had an aggregate recorded fair value of $0.7 million ($1.0 million historical cost) at December 31, 2012. The following tables provide information related to these two securities:

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$-	$-	$-	$109	$323	$432
Change in value attributable to other factors	-	-	-	-	(40)	(40)

Balance, end of the period	$-	$-	$-	$109	$283	$392

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$170	$279	$109	$361	$470
Less: losses related to OTTI securities sold	(109)	(170)	(279)	-	-	-
Change in value attributable to other factors	-	-	-	-	(78)	(78)

Balance, end of the period	$-	$-	$-	$109	$283	$392

Heritage Oaks Bancorp | - 13 -

Note 3.  Investment Securities – continued

The following table provides a summary of investment securities in an unrealized loss position:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$-	$-	$42	$(2)	$42	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	110,642	(2,931)	3,511	(129)	114,153	(3,060)
Non-agency	2,659	(46)	-	-	2,659	(46)
State and municipal securities	20,384	(1,326)	-	-	20,384	(1,326)
Asset backed securities	17,721	(347)	-	-	17,721	(347)

Total	$151,406	$(4,650)	$3,553	$(131)	$154,959	$(4,781)

December 31, 2012
Obligations of U.S. government agencies	$-	$-	$44	$(2)	$44	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	83,092	(798)	-	-	83,092	(798)
Non-agency	7,204	(15)	719	(170)	7,923	(185)
State and municipal securities	9,813	(96)	-	-	9,813	(96)
Asset backed securities	9,828	(33)	-	-	9,828	(33)

Total	$109,937	$(942)	$763	$(172)	$110,700	$(1,114)

As of June 30, 2013, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices for these investments.  Additionally, these securities have maturity dates that range from 1 to 40 years and in the case of the agency mortgage related securities have contractual cash flows guaranteed by agencies of the U.S. Government.  Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery.  As of June 30, 2013, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Proceeds	$15,851	$41,408	$105,641	$53,890
Gross gains	175	1,409	4,379	1,712
Gross losses	(170)	(345)	(788)	(345)

The income tax expense related to these net realized gains was $2 thousand and $0.4 million, for the three months ended June 30, 2013 and 2012, respectively and $1.5 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

Heritage Oaks Bancorp | - 14 -

Note 3.  Investment Securities – continued

The amortized cost and fair value maturities of available for sale investment securities at June 30, 2013 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollar amounts in thousands)
June 30, 2013	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$92	$407	$1,838	$2,467	$4,804
Mortgage backed securities
U.S. government sponsored entities and agencies	20,034	59,527	34,030	32,386	145,977
Non-agency	5,977	11,456	1,548	1,434	20,415
State and municipal securities	-	7,569	22,662	4,162	34,393
Asset backed securities	-	5,361	10,554	16,036	31,951
Total available for sale securities	$26,103	$84,320	$70,632	$56,485	$237,540

Amortized cost	$26,119	$84,222	$71,829	$58,017	$240,187

Weighted average yield	2.32%	2.50%	2.40%	2.64%	2.48%

Securities having an amortized cost and a fair value of $14.2 million and $13.8 million, respectively at June 30, 2013, and $8.7 million and $9.0 million, respectively at December 31, 2012 were pledged to secure public deposits. As of June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Taxable earnings on investment securities
Obligations of U.S. government agencies	$22	$29	$53	$53
Mortgage backed securities	793	940	1,623	1,998
State and municipal securities	-	75	5	178
Corporate debt securities	-	148	-	324
Asset backed securities	125	49	237	74
Non-taxable earnings on investment securities
State and municipal securities	273	489	728	901

Total	$1,213	$1,730	$2,646	$3,528

Heritage Oaks Bancorp | - 15 -

Note 4.  Loans

The following table provides a summary of outstanding loan balances:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Real Estate Secured
Multi-family residential	$20,632	$21,467
Residential 1 to 4 family	50,271	41,444
Home equity lines of credit	33,596	31,863
Commercial	417,924	372,592
Farmland	48,620	25,642
Total real estate secured	571,043	493,008

Commercial
Commercial and industrial	112,115	125,340
Agriculture	24,957	21,663
Other	50	61
Total commercial	137,122	147,064

Construction
Single family residential	4,878	8,074
Single family residential - Spec.	723	535
Multi-family	757	778
Commercial	4,204	10,329
Total construction	10,562	19,716

Land	23,575	24,664
Installment loans to individuals	4,144	4,895
All other loans (including overdrafts)	165	261

Total gross loans	746,611	689,608

Net deferred loan fees	(1,372)	(937)
Allowance for loan losses	17,934	18,118

Total net loans	$727,305	$670,553

Loans held for sale	$9,786	$22,549

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $0.5 million for these potential repurchases at June 30, 2013.  The Company has incurred losses of $1.4 million related to the settlement of nine loans since the beginning of 2011, the majority of which were associated with a group of related loans to a borrower found guilty of financial fraud that were originated and sold in 2007.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate of $605.2 million and 537.4 million at June 30, 2013 and December 31, 2012, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Heritage Oaks Bancorp | - 16 -

Note 4.  Loans – continued

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $5.4 million at June 30, 2013 and $7.1 million at December 31, 2012.

From time to time, the Company also originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At June 30, 2013 and December 31, 2012, the unpaid principal balance of SBA loans serviced for others totaled $8.2 million and $3.1 million, respectively.  The Company recognized $0.4 million in gains related to the sale of SBA loans in both the three and six months ended June 30, 2013, respectively, as compared to no gains from the sale of SBA loans in the first three and six months of 2012.  The gain on sale of SBA loans was included as a component of other income in non-interest income.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans:

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
June 30, 2013	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$1,115	$1,264	$115	$1,000	$18
Home equity lines of credit	56	64	56	-	8
Commercial	303	1,021	36	267	3
Commercial
Commercial and industrial	4,907	5,432	3,674	1,233	2,939
Agriculture	1,315	1,670	503	812	327
Land	8,211	12,160	7,181	1,030	3,988
Installment loans to individuals	29	74	29	-	9

Totals	$15,936	$21,685	$11,594	$4,342	$7,292

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

Heritage Oaks Bancorp | - 17 -

Note 4.  Loans – continued

The average recorded investment in impaired loans and the interest income recognized on impaired loans was:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$860	$-	$750	$-	$850	$-	$707	$-
Home equity lines of credit	57	-	386	-	57	-	377	-
Commercial	501	-	3,004	-	645	-	3,519	-
Farmland	-	-	-	-	359	-	-	-
Commercial
Commercial and industrial	4,391	3	4,571	2	4,373	3	3,776	4
Agriculture	1,074	-	2,320	-	1,018	-	2,322	-
Construction
Single family residential	-	-	-	-	-	-	312	-
Commercial	-	-	966	-	460	-	644	-
Land	7,802	-	7,133	-	7,702	-	5,384	-
Installment loans to individuals	65	-	32	-	138	-	41	-

Totals	$14,750	$3	$19,162	$2	$15,602	$3	$17,082	$4

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and six month periods ended June 30, 2013 and 2012. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on accruing troubled debt restructurings (“TDRs”). Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.

At June 30, 2013 and December 31, 2012, $9.8 million and $11.6 million, respectively, in loans were classified as TDRs.  Of those balances $2.0 million and $17 thousand were accruing as of June 30, 2013 and December 31, 2012, respectively and the remaining balance of TDRs have been included in non-accruing loans.  In a majority of these loans, the Company has granted concessions regarding interest rates, payment structure and maturity.  During the three and six months ended June 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. These term modifications included a combination of a partial charge-off of principal along with extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 12 months to 18 months.  Forgone interest related to concessions granted on TDRs totaled $43 thousand and $18 thousand for the three months ended June 30, 2013 and 2012, respectively, and $88 thousand and $39 thousand for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

The following tables present loan modifications by class which resulted in TDRs:

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial
Commercial and industrial	-	$-	$-	3	$91	$91
Agriculture	1	18	18	1	18	18

Totals	1	$18	$18	4	$109	$109

Heritage Oaks Bancorp | - 18 -

Note 4.  Loans – continued

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Residential 1 to 4 family	1	$439	$439	1	$439	$439
Commercial
Commercial and industrial	2	930	930	3	995	995
Construction
Land	2	8,370	7,000	2	8,370	7,000
Totals	5	$9,739	$8,369	6	$9,804	$8,434

The following tables present loans by class modified as troubled debt restructurings, for which there was a payment default within twelve months following the modification:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
(dollar amounts in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Real Estate Secured
Residential 1 to 4 family	1	$97	1	$97
Commercial
Commercial and industrial	2	794	3	843

Totals	3	$891	4	$940

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
(dollar amounts in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial
Commercial and industrial	2	$82	3	$254

Totals	2	$82	3	$254

The Bank is actively working with the borrowers to resolve their delinquencies.

Heritage Oaks Bancorp | - 19 -

Note 4.  Loans – continued

Credit Quality

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio:

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
June 30, 2013	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$20,632	$20,043	$-	$589	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	50,271	46,534	2,309	1,428	-	-	-	-	753	363
Home equity lines of credit	33,596	32,840	406	350	-	-	-	-	56	-
Commercial	417,924	384,059	8,089	25,776	-	383	-	-	299	-
Farmland	48,620	46,829	985	806	-	-	-	-	-	-
Commercial
Commercial and industrial	112,115	101,012	760	9,357	986	-	-	-	4,030	883
Agriculture	24,957	22,703	325	1,929	-	-	-	-	1,316	-
Other	50	50	-	-	-	-	-	-	-	-
Construction
Single family residential	4,878	4,878	-	-	-	-	-	-	-	-
Single family residential - Spec.	723	723	-	-	-	-	-	-	-	-
Multi-family	757	757	-	-	-	-	-	-	-	-
Commercial	4,204	4,204	-	-	-	-	-	-	-	-
Land	23,575	14,545	137	8,893	-	-	-	-	7,460	749
Installment loans to individuals	4,144	3,827	-	317	-	-	-	-	29	-
All other loans (including overdrafts)	165	165	-	-	-	-	-	-	-	-

Totals	$746,611	$683,169	$13,011	$49,445	$986	$383	$-	$-	$13,943	$1,995

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
December 31, 2012	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$21,467	$20,869	$-	$598	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	41,444	40,234	6	1,204	-	199	-	-	835	-
Home equity lines of credit	31,863	30,808	-	1,055	-	-	47	-	58	-
Commercial	372,592	332,968	14,235	25,389	-	-	-	-	928	-
Farmland	25,642	20,492	3,260	1,890	-	-	-	-	1,077	-
Commercial
Commercial and industrial	125,340	114,126	2,245	8,969	-	446	104	15	4,657	17
Agriculture	21,663	19,771	106	1,786	-	-	-	-	907	-
Other	61	61	-	-	-	-	-	-	-	-
Construction
Single family residential	8,074	8,074	-	-	-	-	-	-	-	-
Single family residential - Spec.	535	535	-	-	-	-	-	-	-	-
Multi-family	778	778	-	-	-	-	-	-	-	-
Commercial	10,329	8,469	-	1,860	-	-	-	-	1,380	-
Land	24,664	12,461	4,124	8,079	-	50	-	-	7,182	-
Installment loans to individuals	4,895	4,365	230	300	-	-	-	-	285	-
All other loans (including overdrafts)	261	261	-	-	-	-	-	-	-	-

Totals	$689,608	$614,272	$24,206	$51,130	$-	$695	$151	$15	$17,309	$17

Heritage Oaks Bancorp | - 20 -

Note 5.  Allowance for Loan Losses (“ALLL”)

The following table summarizes the activity in the allowance attributed to various segments in the loan portfolio:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, March 31, 2013	$6,140	$6,742	$142	$4,578	$106	$35	$17,743
Charge-offs	(90)	(62)	-	-	(55)	-	(207)
Recoveries	8	336	1	31	22	-	398
Provisions for loan losses	451	(398)	55	(144)	35	1	-

Balance, June 30, 2013	$6,509	$6,618	$198	$4,465	$108	$36	$17,934

Balance, March 31, 2012	$7,444	$10,019	$555	$1,604	$139	$40	$19,801
Charge-offs	(2,354)	(619)	(576)	(1,383)	(9)	-	(4,941)
Recoveries	38	171	-	10	4	2	225
Provisions for loan losses (1)	1,769	(3,310)	402	4,252	(43)	(6)	3,064

Balance, June 30, 2012	$6,897	$6,261	$381	$4,483	$91	$36	$18,149

(1) The provision for loan losses includes the transfer of $3.9 million from C&I to land related to the re-characterization of a loan as part of a TDR in the second quarter of 2012, as the restructured loan became more collateral dependent on a parcel of land.

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2012	$6,879	$6,154	$313	$4,670	$64	$38	$18,118
Charge-offs	(90)	(401)	(169)	(34)	(173)	-	(867)
Recoveries	124	472	1	34	52	-	683
Provisions for loan losses	(404)	393	53	(205)	165	(2)	-

Balance, June 30, 2013	$6,509	$6,618	$198	$4,465	$108	$36	$17,934

Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(2,365)	(2,761)	(576)	(2,168)	(20)	(137)	(8,027)
Recoveries	62	377	-	13	13	2	467
Provisions for loan losses (1)	(445)	2,096	469	4,222	(77)	130	6,395

Balance, June 30, 2012	$6,897	$6,261	$381	$4,483	$91	$36	$18,149

(1) The provision for loan losses includes the transfer of $3.9 million from C&I to land related to the re-characterization of a loan as part of a TDR in the second quarter of 2012, as the restructured loan became more collateral dependent on a parcel of land.

The following tables summarize comparative metrics about the allowance attributed to various segments of the loan portfolio:

	June 30, 2013
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$29	$3,266	$-	$3,988	$9	$-	$7,292
General portfolio allocation	$6,480	$3,352	$198	$477	$99	$36	$10,642

Loans individually evaluated for impairment	$1,471	$6,229	$-	$8,209	$29	$-	$15,938
Loans collectively evaluated for impairment	$569,572	$130,893	$10,562	$15,366	$4,115	$165	$730,673
General reserves to total loans collectively evaluated for impairment	1.14%	2.56%	1.87%	3.10%	2.41%	21.82%	1.46%

Total gross loans	$571,043	$137,122	$10,562	$23,575	$4,144	$165	$746,611
Total allowance to gross loans	1.14%	4.83%	1.87%	18.94%	2.61%	21.82%	2.40%

Heritage Oaks Bancorp | - 21 -

Note 5.  Allowance for Loan Losses (“ALLL”) – continued

	December 31, 2012
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$25	$2,185	$-	$3,829	$22	$-	$6,061
General portfolio allocation	$6,854	$3,969	$313	$841	$42	$38	$12,057

Loans individually evaluated for impairment	$2,898	$5,596	$1,380	$7,182	$285	$-	$17,341
Loans collectively evaluated for impairment	$490,110	$141,468	$18,336	$17,482	$4,610	$261	$672,267
General reserves to total loans collectively evaluated for impairment	1.40%	2.81%	1.71%	4.81%	0.91%	14.56%	1.79%

Total gross loans	$493,008	$147,064	$19,716	$24,664	$4,895	$261	$689,608
Total allowance to gross loans	1.40%	4.18%	1.59%	18.93%	1.31%	14.56%	2.63%

Note 6.  Deferred Tax Assets and Income Taxes

The table below summarizes the Company’s net deferred tax asset:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Deferred tax assets
Reserves for loan losses	$8,605	$14,348
Forgone interest on non-accrual loans	932	884
Fixed assets	555	405
Accruals	927	792
Alternative minimum tax credit	3,940	2,153
Deferred income	2,062	1,838
Deferred compensation	1,572	1,477
Net operating loss carryforward	189	907
Investment securities valuation	1,089	-
Other than temporary impairment	-	45
Realized built-in loss subject to § 382	2,473	3,234
Charitable contribution	61	61
State deferred tax	663	59
Total deferred tax assets	23,068	26,203

Deferred tax liabilities
Fair value adjustment for purchased assets	399	455
Investment securities valuation	-	2,745
Deferred costs, prepaids and FHLB advances	909	1,070

Total deferred tax liabilities	1,308	4,270
Net deferred tax assets	$21,760	$21,933

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

Heritage Oaks Bancorp | - 22 -

Note 6.  Deferred Tax Assets and Income Taxes – continued

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

The Company’s return to profitability in 2011 and continued profits in 2012 substantially eliminated the three year cumulative loss position.  In addition, declines in the level of deferred tax assets and changes in their composition, along with projections of profitability for the foreseeable future and an improvement in the credit quality of the Company’s loan portfolio have combined to improve the outlook for the recovery of the valuation allowance provided for in 2010.  As a result of this improved outlook, the Company reduced the level of valuation allowance in the fourth quarter of 2011 by $1.5 million and then reversed the remaining $5.6 million valuation allowance in 2012, of which amount $0.7 million was reversed in the second quarter of 2012 and a total of $1.5 million was reduced in the first half of 2012, based on the Company’s determination that it was more likely than not that its entire deferred tax asset position would be realized.

Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of June 30, 2013 and December 31, 2012. The following table provides a summary for the current and deferred amounts of the Company’s income tax expense / (benefit):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Current:
Federal	$1,859	$940	$(189)	$1,553
State	489	449	278	472

Total current (benefit) / expense	2,348	1,389	89	2,025

Deferred:
Federal	(630)	(605)	3,147	(920)
State	(13)	(278)	860	(173)

Total deferred expense / (benefit)	(643)	(883)	4,007	(1,093)

Deferred Tax Valuation Allowance:
Federal	-	(518)	-	(1,110)
State	-	(182)	-	(390)

Total deferred tax valuation allowance change	-	(700)	-	(1,500)

Total income tax expense / (benefit)	$1,705	$(194)	$4,096	$(568)

Heritage Oaks Bancorp | - 23 -

Note 6.  Deferred Tax Assets and Income Taxes – continued

The following table reconciles the statutory federal income tax expense / (benefit) and rate to the Company’s effective income tax expense / (benefit) and rate:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense at federal statutory tax rate	$1,547	35.0%	598	35.0%	$3,689	35.0%	$1,020	35.0%
State income taxes, net of federal income tax benefit	310	7.0%	111	6.5%	740	7.0%	194	6.7%
Change in deferred tax asset valuation allowance	-	0.0%	(700)	-41.0%	-	0.0%	(1,500)	-51.5%
Bank owned life insurance	(32)	-0.7%	(31)	-1.8%	(77)	-0.7%	(53)	-1.8%
Tax exempt income, net of interest expense	(94)	-2.1%	(116)	-6.8%	(226)	-2.1%	(198)	-6.8%
Other, net	(26)	-0.6%	(56)	-3.3%	(30)	-0.3%	(31)	-1.1%

Total income tax expense / (benefit)	$1,705	38.6%	$(194)	-11.4%	$4,096	38.9%	$(568)	-19.5%

Note 7.  Other Real Estate Owned (“OREO”)

The following tables provide a summary of the quarterly change in the balance of OREO:

	Balance				Balance
	March 31,				June 30,
(dollar amounts in thousands)	2013	Additions	Disposals	Writedowns	2013
Real Estate Secured
Commercial	$-	$163	$(163)	$-	$-

Totals	$-	$163	$(163)	$-	$-

	Balance				Balance
	March 31,				June 30,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$431	$-	$-	$431
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	423	-	-	(26)	397
Tract	100	-	(100)	-	-
Land	179	162	(300)	(9)	32

Totals	$917	$593	$(400)	$(35)	$1,075

Heritage Oaks Bancorp | - 24 -

Note 7.  Other Real Estate Owned (“OREO”) – continued

The following tables provide a summary of the year to date change in the balance of OREO:

	Balance				Balance
	December 31,				June 30,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2013
Real Estate Secured
Commercial	$-	$1,374	$(1,374)	$-	$-

Totals	$-	$1,374	$(1,374)	$-	$-

	Balance				Balance
	December 31,				June 30,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$607	$(176)	$-	$431
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	423	-	-	(26)	397
Tract	100	-	(100)	-	-
Land	179	162	(300)	(9)	32

Totals	$917	$769	$(576)	$(35)	$1,075

The Company did not realize any gains or losses related to disposal of OREO during the three or six months ended June 30, 2013.

Note 8. Deposits

The following table provides a summary of deposits by product type:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Non-interest bearing deposits	$287,098	$273,242
Interest bearing deposits:
NOW accounts	69,478	76,728
Money market deposit accounts	288,645	293,525
Other savings deposits	40,429	41,021
Time certificates of $100 or more	120,096	97,105
Other time deposits	77,583	89,249

Total deposits	$883,329	$870,870

Note 9.  Capital

The following table sets forth the Company’s and the Bank’s actual regulatory ratios and the regulatory standards:

	Regulatory Standard		June 30, 2013		December 31, 2012
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	12.60%	12.26%	12.32%	11.93%
Tier I capital to risk weighted assets	4.00%	6.00%	15.77%	15.31%	15.55%	15.02%
Total risk based capital to risk weighted assets	8.00%	10.00%	17.03%	16.57%	16.81%	16.28%

Heritage Oaks Bancorp | - 25 -

Note 10.  Share-Based Compensation Plans

As of June 30, 2013, the Company had two share-based employee compensation plans, which are more fully described in Note 10. Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Share-based compensation expense:
Stock option expense	$54	$40	$115	$53
Restricted stock expense	55	49	128	75

Total expense	$109	$89	$243	$128
Unrecognized compensation expense:
Stock option expense	$513	$287
Restricted stock expense	549	451

Total unrecognized expense	$1,062	$738

At June 30, 2013, there was a total of $0.5 million of unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.1 years.

The Company periodically grants restricted share awards to employees and directors. These restricted shares generally vest over a period of one to five years depending on the terms of the grant.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at June 30, 2013 was $0.5 million.  That expense is expected to be recognized over the next 3.1 years.

The following table provides a summary of activity related to options granted, exercised, and forfeited:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2012	523,129	$6.11	1,715,616
Granted	59,389	5.75
Forfeited	(30,597)	4.66
Expired	(4,275)	4.62
Exercised	(18,480)	3.98

Balance, June 30, 2013	529,166	$6.24	1,686,651

The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2012	196,850	$4.27
Granted	25,862	5.80
Vested	(19,050)	5.39
Forfeited	(8,892)	5.17

Balance June 30, 2013	194,770	$4.32

Heritage Oaks Bancorp | - 26 -

Note 10.  Share-Based Compensation Plans – continued

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $36 thousand for the year to date period ended June 30, 2013.  The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	509,018	$6.27	7.212	$675,463
Exercisable at June 30, 2013	246,268	$7.54	5.507	$388,375

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted:

	For the Six Months Ended
	June 30,
	2013	2012
Expected volatility	55.32%	51.96%
Expected term (years)	6	7
Dividend yield	0.00%	0.00%
Risk free rate	1.10%	1.33%

Weighted-average grant date fair value	$2.98	$2.41

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

The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant.  At June 30, 2013, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant. See Note 14. Subsequent Events of these Condensed Consolidated Financial Statements for an updated discussion of the Company’s repurchase of its outstanding shares of Series A Preferred Stock and the related warrant.

Heritage Oaks Bancorp | - 27 -

Note 11.  Preferred Stock – continued

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

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of June 30, 2013.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 12.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009 or the Series C Perpetual Preferred Stock the Company issued during 2010.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.  For the three months ended June 30, 2013 and 2012, common stock equivalents, primarily options, totaling approximately 330,000 shares and 213,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the six months ended June 30, 2013 and 2012, common stock equivalents, primarily options, totaling approximately 328,000 shares and 534,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Heritage Oaks Bancorp | - 28 -

Note 12.  Earnings Per Share – continued

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended June 30,
	2013		2012
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$2,716		$1,897
Dividends and accretion on preferred stock	(359)		(375)

Net income available to common shareholders	$2,357		$1,522

Weighted average shares outstanding		25,130,299		25,076,226

Basic earnings per common share	$0.09		$0.06

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,412,969		1,322,891

Weighted average diluted shares outstanding		26,543,268		26,399,117

Diluted earnings per common share	$0.09		$0.06

	For the Six Months Ended June 30,
	2013		2012
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$6,446		$3,482
Dividends and accretion on preferred stock	(717)		(756)

Net applicable to common shareholders	$5,729		$2,726

Weighted average shares outstanding		25,121,151		25,066,945

Basic earnings per common share	$0.23		$0.11

Dilutive effect of share-based compensation awards, common stock warrant, and convertible perpetual preferred stock		1,382,969		1,248,079

Weighted average diluted shares outstanding		26,504,120		26,315,024

Diluted earnings per common share	$0.22		$0.10

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

Since July 2012, the Company has operated under an MOU with the FRB, which replaced the Written Agreement entered into in 2010.  In the MOU the Company committed among other things to continue to seek FRB approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt. The MOU with the FRB will be addressed as part of their recently completed inspection, for which we expect to receive a final report sometime in the next ninety days.

Heritage Oaks Bancorp | - 29 -

Note 14.  Subsequent Events

In July 2013, the Company received approval to dividend $25 million from the Bank to the Company, to facilitate the repurchase of the 21,000 shares of Series A Preferred Stock and related warrant to purchase 611,650 shares of the Company’s Common Stock.  The Company completed the repurchase of the Series A Preferred at par, including accrued but unpaid dividends, for $21.2 million on July 17, 2013.  On July 29, 2013, the Company made a formal bid to repurchase warrants to purchase 611,650 of the Company’s common stock issued to the United States Department of Treasury as part of TARP CPP for $1.6 million.  On July 30, 2013, the United States Department of Treasury accepted the Company’s bid.  The repurchase of these warrants is expected to occur on August 7, 2013.  The Company’s pro-forma regulatory capital ratios at June 30, 2013, after considering the July 17, 2013 repurchase of Series A Preferred Shares and the August 7, 2013 repurchase of warrants from the United States Department of Treasury are 10.5% and 14.4% for Tier 1 Leverage Capital ratio and Total Risk-Based Capital ratio, respectively.

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

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the lingering effects of the financial crisis in the United States, including the early signs of stabilization of the California real estate market, and the response of federal and state government and our regulators thereto, general economic conditions in those areas in which the Company operates, competition, fluctuations in interest rates, changes in the Company’s business strategy or development plans, changes in governmental regulation, changes in the credit quality of our loan portfolio, as well as economic, political and global changes arising from the war on terrorism, social unrest and other civil disturbances, the Company’s ability to increase profitability and sustain growth, the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan losses, beliefs and expectations about, and requirements to comply with the terms of the Memoranda of Understanding issued by the FRB, and financial policies of the United States government.  For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

Any forward-looking statements in this report and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements in this report to reflect events or circumstances after the date of this report and specifically disclaims any intention of doing so unless required by law.

Overview

The Company

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank (“Bank”), a bank founded in 1983 which serves San Luis Obispo, Santa Barbara and Ventura Counties.  In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company whose sole purpose was to issue trust preferred securities.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities that are deemed closely related to the business of banking. The Company has also formed a subsidiary, CCMS Systems, Inc., which is currently inactive and has not been capitalized. The Company has no present plans to utilize CCMS Systems, Inc.

Heritage Oaks Bancorp | - 31 -

Between March 2010 and April 2012, the Bank operated under a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”).  In April 2012, the Bank’s Consent Order was terminated and replaced with an informal Memorandum of Understanding (“MOU”).  Effective April 24, 2013, the FDIC and DFI terminated the MOU with the Bank, signifying full resolution of all open matters raised as part of their examination in 2010 and recognition of the improved financial health of the Bank.  As such, the Bank is no longer subject to the MOU’s 10% leverage ratio requirement, as well as the other provisions of the MOU.

Between March 2010 and July 2012, the Company operated under a Written Agreement with the Federal Reserve Bank of San Francisco (“FRB”).  In July 2012, the Company’s Written Agreement with the FRB was terminated and replaced with an informal MOU.  The MOU with the FRB will be addressed as part of their recently completed inspection, for which we expect to receive a final report sometime in the next ninety days.

Financial Highlights

Net income for the three months ended June 30, 2013 was $2.7 million, or $0.09 per diluted common share as compared with $1.9 million, or $0.06 per diluted common share for the three months ended June 30, 2012.  Net income for the six months ended June 30, 2013 was $6.4 million, or $0.22 per diluted common share as compared with $3.5 million, or $0.10 per diluted common share for the six months ended June 30, 2012.

The significant factors impacting the Company’s net income during the first half of 2013 were:

▪

Net interest income declined for both the three and six months ended June 30, 2013 largely due to the continued impact of net interest margin compression due to a decline in yields on our investment and loan portfolios due to the historically low interest rate environment and increasing competition in the lending market. Net interest income was $10.1 million, or 4.04% of average interest earning assets (“net interest margin”), for the second quarter of 2013 compared with $10.4 million, or 4.41% of average earning assets, for the same period a year earlier. For the first half of 2013, net interest income was $20.4 million, or 4.09% of average interest earning assets, compared with $21.1 million, or 4.56% from the same period a year ago.

▪

No provision for loan losses was recorded in both the three and six months ended June 30, 2013. This lack of provisioning was due to continued improvements in the overall credit quality of the loan portfolio, an improvement in historical loan charge-off experience and a change in the mix of loans to products with lower credit risk.

▪

For the first half of 2013, non-interest income increased $2.6 million to $8.6 million from $6.0 million for the same period a year ago. However, non-interest income decreased $0.6 million to $2.9 million for the second quarter of 2013 from $3.5 million for the same period a year earlier. Higher non-interest income during the first half of 2013 compared with the same period a year ago is primarily the result of $3.6 million of gains on the sale of $84.6 million of investment securities, which were sold in the first quarter of 2013. These securities were sold to reduce the overall duration of the investment securities portfolio to limit interest rate risk and to provide a funding source for our growing loan demand. Total duration of the investment securities portfolio declined from 3.1 years prior to the sale of the investment securities to 2.4 years after the sale.

▪

Non-interest expense decreased to $8.6 million for the three months ended June 30, 2013 from $9.1 million for the same period a year earlier. However, for the first half of 2013, non-interest expense increased to $18.4 million from $17.9 million for the same period a year ago. The decline in non-interest expense for the second quarter of 2013 was largely the result of a $0.7 million reduction in provision for mortgage repurchases as no such provisions were recorded in the second quarter. The increase for the first six months of 2013 was primarily the result of higher employee compensation costs due to the reintroduction of incentive compensation plans in the second half of 2012, merit increases and higher variable compensation and other lending related expenses due to increased mortgage production.

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

Heritage Oaks Bancorp | - 32 -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially and adversely from those estimates.

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

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the transaction.  See also Note 2. Fair Value of Assets and Liabilities, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

Heritage Oaks Bancorp | - 33 -

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

Heritage Oaks Bancorp | - 34 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended,
(dollar amounts in thousands, except per share data)	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Consolidated Income Data:
Interest income	$11,075	$11,073	$11,649	$11,519	$11,401	$11,752	$12,012	$12,072	$12,040
Interest expense	926	865	886	934	995	1,003	1,106	1,217	1,311
Net interest income	10,149	10,208	10,763	10,585	10,406	10,749	10,906	10,855	10,729
Provision for loan losses	-	-	-	1,286	3,064	3,331	693	1,086	2,299
Net interest income after provision for loan losses	10,149	10,208	10,763	9,299	7,342	7,418	10,213	9,769	8,430
Non-interest income	2,912	5,661	3,548	2,984	3,494	2,522	3,213	2,557	2,059
Non-interest expense	8,640	9,748	9,474	8,795	9,133	8,729	9,221	9,050	9,181
Income before income tax expense / (benefit)	4,421	6,121	4,837	3,488	1,703	1,211	4,205	3,276	1,308
Income tax expense / (benefit)	1,705	2,391	1,710	(2,940)	(194)	(374)	75	1,157	354
Net income	2,716	3,730	3,127	6,428	1,897	1,585	4,130	2,119	954
Dividends and accretion on preferred stock	359	358	357	357	375	381	250	373	370
Net income available to common shareholders	$2,357	$3,372	$2,770	$6,071	$1,522	$1,204	$3,880	$1,746	$584
Share Data:
Earnings per common share - basic	$0.09	$0.13	$0.11	$0.24	$0.06	$0.05	$0.16	$0.07	$0.02
Earnings per common share - diluted	$0.09	$0.13	$0.10	$0.23	$0.06	$0.05	$0.15	$0.07	$0.02
Dividend payout ratio (1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Common book value per share	$4.80	$4.82	$4.78	$4.65	$4.36	$4.29	$4.17	$4.04	$3.98
Tangible common book value per share	$4.30	$4.31	$4.27	$4.16	$3.86	$3.79	$3.67	$3.53	$3.46
Actual shares outstanding at end of period	25,342,560	25,331,541	25,307,110	25,288,430	25,234,262	25,163,571	25,145,717	25,081,819	25,081,819
Weighted average shares outstanding - basic	25,130,299	25,112,004	25,101,083	25,089,325	25,076,226	25,057,664	25,054,204	25,054,027	25,050,584
Weighted average shares outstanding - diluted	26,543,268	26,527,457	26,485,728	26,430,717	26,399,117	26,290,370	26,261,179	26,254,045	26,252,066
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$38,539	$38,517	$34,116	$44,176	$32,558	$26,702	$34,892	$26,722	$39,811
Total investments and other securities	$237,540	$247,890	$287,682	$261,451	$260,786	$266,996	$236,982	$248,854	$218,430
Total gross loans	$746,611	$704,880	$689,608	$678,348	$663,670	$645,468	$646,286	$648,194	$664,331
Allowance for loan losses	$(17,934)	$(17,743)	$(18,118)	$(17,987)	$(18,149)	$(19,801)	$(19,314)	$(20,409)	$(21,700)
Total assets	$1,096,882	$1,064,684	$1,097,532	$1,058,679	$1,023,774	$1,008,780	$987,138	$983,117	$973,518
Total deposits	$883,329	$862,815	$870,870	$855,032	$833,913	$806,360	$786,208	$801,733	$802,510
Federal Home Loan Bank borrowings	$4,739	$36,500	$66,500	$46,000	$40,000	$52,500	$51,500	$36,500	$29,000
Junior subordinated debt	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248
Total stockholders’ equity	$146,288	$146,739	$145,529	$142,285	$134,690	$132,623	$129,554	$126,031	$124,398
Selected Other Balance Sheet Data:
Average assets	$1,091,746	$1,079,615	$1,062,595	$1,039,773	$1,017,030	$979,855	$984,565	$984,096	$959,471
Average earning assets	$1,007,673	$1,000,072	$985,326	$965,100	$948,095	$916,269	$925,894	$922,614	$897,447
Average stockholders’ equity	$148,023	$146,902	$144,843	$137,457	$134,788	$132,384	$127,315	$126,002	$123,363
Selected Financial Ratios:
Return on average assets	1.00%	1.40%	1.17%	2.46%	0.75%	0.65%	1.66%	0.85%	0.40%
Return on average equity	7.36%	10.30%	8.59%	18.60%	5.66%	4.82%	12.87%	6.67%	3.10%
Return on average tangible common equity	8.55%	12.51%	10.23%	24.08%	6.28%	5.10%	17.12%	7.82%	2.73%
Net interest margin (2)	4.04%	4.14%	4.35%	4.36%	4.41%	4.72%	4.67%	4.67%	4.80%
Efficiency ratio (3)	65.00%	78.10%	70.36%	65.47%	69.75%	65.70%	66.17%	66.52%	68.78%
Non-interest expense to average assets	3.17%	3.66%	3.55%	3.37%	3.61%	3.58%	3.72%	3.65%	3.84%
Capital Ratios:
Average equity to average assets	13.56%	13.61%	13.40%	13.22%	13.25%	13.51%	12.93%	12.80%	12.86%
Leverage Ratio	12.60%	12.72%	12.32%	12.15%	11.88%	12.17%	12.06%	11.56%	11.44%
Tier 1 Risk-Based Capital ratio	15.77%	16.50%	15.55%	14.92%	14.50%	14.60%	14.81%	14.37%	13.93%
Total Risk-Based Capital ratio	17.03%	17.76%	16.81%	16.19%	15.76%	15.87%	16.07%	15.63%	15.20%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (4)	1.87%	1.73%	2.51%	3.02%	3.15%	2.58%	1.91%	2.02%	3.51%
Non-performing assets to total assets (5)	1.27%	1.16%	1.58%	1.99%	2.14%	1.74%	1.35%	1.56%	2.77%
Allowance for loan losses to total gross loans	2.40%	2.52%	2.63%	2.65%	2.73%	3.07%	2.99%	3.15%	3.27%
Net charge-offs (recoveries) to average loans	-0.10%	0.22%	-0.07%	0.85%	2.86%	1.75%	1.08%	1.43%	2.96%

(1) No cash dividends were paid during the periods presented.

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

Heritage Oaks Bancorp | - 35 -

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

For the three months ended June 30, 2013 and 2012, net interest margin was 4.04% and 4.41%, respectively. For the six months ended June 30, 2013 and 2012, net interest margin was 4.09% and 4.56%, respectively. The tables below set forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Interest bearing deposits in other banks	$11,176	0.22%	$6	$15,032	0.13%	$5
Investment securities taxable	214,229	1.76%	940	206,391	2.42%	1,241
Investment securities non taxable	34,530	3.17%	273	57,480	3.42%	489
Other investments	6,588	4.20%	69	6,531	1.23%	20
Loans (1) (2)	741,150	5.30%	9,787	662,661	5.85%	9,646
Total interest earning assets	1,007,673	4.41%	11,075	948,095	4.84%	11,401

Allowance for loan losses	(17,856)			(20,068)
Other assets	101,929			89,003

Total assets	$1,091,746			$1,017,030

Interest Bearing Liabilities
Interest bearing demand	$73,071	0.10%	$19	$64,570	0.11%	$17
Savings	40,080	0.10%	10	35,293	0.10%	9
Money market	288,004	0.33%	240	285,105	0.37%	265
Time deposits	195,356	0.91%	441	188,737	1.03%	483
Total interest bearing deposits	596,511	0.48%	710	573,705	0.54%	774
Federal Home Loan Bank borrowing	52,137	1.34%	174	54,995	1.21%	166
Junior subordinated debentures	8,248	2.04%	42	8,248	2.68%	55
Total borrowed funds	60,385	1.43%	216	63,243	1.41%	221
Total interest bearing liabilities	656,896	0.57%	926	636,948	0.63%	995
Non interest bearing demand	277,713			236,421
Total funding	934,609	0.40%	926	873,369	0.46%	995
Other liabilities	9,114			8,873
Total liabilities	943,723			882,242

Stockholders’ Equity
Total stockholders’ equity	148,023			134,788
Total liabilities and stockholders’ equity	$1,091,746			$1,017,030

Net interest margin (3)		4.04%			4.41%

Interest rate spread		3.84%	$10,149		4.21%	$10,406

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 36 -

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Interest bearing deposits in other banks	$16,674	0.21%	$17	$15,869	0.16%	$13
Investment securities taxable	210,962	1.83%	1,918	196,499	2.69%	2,627
Investment securities non taxable	46,250	3.17%	728	54,607	3.32%	901
Other investments	6,533	3.12%	101	6,559	1.20%	39
Loans (1) (2)	723,475	5.40%	19,384	658,647	5.98%	19,573
Total interest earning assets	1,003,894	4.45%	22,148	932,181	4.99%	23,153

Allowance for loan losses	(17,951)			(19,742)
Other assets	99,771			86,003
Total assets	$1,085,714			$998,442

Interest Bearing Liabilities:
Interest bearing demand	$72,423	0.11%	$38	$64,356	0.10%	$32
Savings	39,691	0.10%	20	34,643	0.10%	18
Money market	289,183	0.32%	465	281,110	0.38%	536
Time deposits	189,350	0.90%	847	188,350	1.08%	1,010
Total interest bearing deposits	590,647	0.47%	1,370	568,459	0.56%	1,596
Federal Home Loan Bank borrowing	55,461	1.23%	338	52,434	1.15%	299
Junior subordinated debentures	8,248	2.03%	83	8,248	2.51%	103
Total borrowed funds	63,709	1.33%	421	60,682	1.33%	402
Total interest bearing liabilities	654,356	0.55%	1,791	629,141	0.64%	1,998
Non interest bearing demand	270,461			225,653
Total funding	924,817	0.39%	1,791	854,794	0.47%	1,998
Other liabilities	13,431			10,062
Total liabilities	938,248			864,856

Stockholders’ Equity:
Total stockholders’ equity	147,466			133,586
Total liabilities and stockholders’ equity	$1,085,714			$998,442

Net interest margin (3)		4.09%			4.56%

Interest rate spread		3.90%	$20,357		4.35%	$21,155

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 37 -

The volume and rate variances tables below set forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities as compared to the corresponding periods a year earlier, and the amount of such change attributable to changes in average balances (volume), changes in average yields and rates (rate) and the interplay of the impacts of the changes in rates and volumes (rate/volume):

	For The Three Months Ended,				For The Six Months Ended,
	June 30, 2013 over 2012				June 30, 2013 over 2012
(dollar amounts in thousands)	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
Interest income:
Interest bearing deposits in other banks	$(1)	$3	$(1)	$1	$1	$3	$-	$4
Investment securities taxable	47	(335)	(13)	(301)	193	(841)	(61)	(709)
Investment securities non-taxable (1)	(297)	(52)	22	(327)	(209)	(62)	9	(262)
Taxable equivalent adjustment (1)	101	18	(7)	112	71	21	(3)	89
Other investments	-	49	-	49	-	62	-	62
Loans	1,146	(896)	(109)	141	1,922	(1,926)	(185)	(189)

Net increase / (decrease)	996	(1,213)	(108)	(325)	1,978	(2,743)	(240)	(1,005)
Interest expense:
Savings, NOW, money market	12	(32)	(1)	(21)	33	(91)	(5)	(63)
Time deposits	17	(57)	(2)	(42)	5	(167)	(1)	(163)
Federal Home Loan Bank borrowing	(9)	18	(1)	8	17	21	1	39
Long term borrowings	-	(13)	-	(13)	-	(20)	-	(20)

Net (decrease) / increase	20	(84)	(4)	(68)	55	(257)	(5)	(207)

Total net increase / (decrease)	$976	$(1,129)	$(104)	$(257)	$1,923	$(2,486)	$(235)	$(798)

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

For the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012, the impact of the continued current low interest rate environment has had an adverse impact on yields on new and renewing loans. In addition, the low interest rate environment has had a two-fold impact on securities’ yields as new investments are typically providing lower yields and existing investments in mortgage backed securities are seeing increased levels of refinancing of the underlying mortgages, which is resulting in acceleration of the amortization of premiums paid on these securities.  All of these factors have combined to reduce the yield on earning assets for the three and six months ended June 30, 2013 by 43 basis points and 54 basis points, respectively, as compared to the corresponding periods in 2012. While the loan portfolio has continued to grow since the second quarter of 2012 and continues to contribute to a more favorable earning asset mix, we continue to hold a large portion of our earning assets in lower yielding investment securities.  These securities have experienced a significant decline in yields both in real terms and as a percentage of the 2012 rates.  Decreases in funding costs related to shifts in the composition of deposits from interest bearing accounts to more liquid non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets.

Forgone interest on non-accrual loans continued to negatively impact interest income for the three and six months ended June 30, 2013, but to a lesser degree than during the same periods a year earlier. Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.2 million and $0.4 million during the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.

Our earnings are influenced by changes in interest rates.  The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities.  The Company is in a net asset sensitive position. A large percentage of our interest sensitive assets and liabilities re-price with changes in market interest rates.  A significant portion of the variable rate component of the Company’s loan portfolio has had the interest rates set to their respective contractual interest rate floors.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q, for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impact of interest rate floors on our variable rate component of our loan portfolio.

Heritage Oaks Bancorp | - 38 -

For the three and six months ended June 30, 2013, average interest-earning assets increased $59.6 million, or 6.3% and $71.7 million, or 7.7%, respectively, over that reported in the corresponding periods in 2012.  Growth in average earning assets for both the three and six months ended June 30, 2013 was largely driven by growth in the average loan balances of $78.5 million and $64.8 million, respectively, as compared to the corresponding periods in 2012.  The Company’s average investment in its securities portfolio decreased by $15.1 million for the quarter ended June 30, 2013 but increased by $6.1 million for the six months ended June 30, 2013 as compared to the corresponding periods in 2012.

The decline in the yield on interest-earning assets for the three and six months ended June 30, 2013 can be attributed to two key factors: declines in the average returns on the loan portfolio due to repayment of older higher yielding loans and continued downward rate pressure on new loans and renewals; and declines in the yields on the investment securities purchased over the last year due to continued market pressures on interest rates and higher levels of prepayment activity on mortgage backed securities, which has further contributed to lower overall yields on the investment portfolio.

The yield on the loan portfolio decreased 55 basis points for the three months ended June 30, 2013 to 5.30% and 58 basis points for the six months ended June 30, 2013 to 5.40% from the corresponding periods in 2012.  These declines were largely attributable to declines in interest rates on new loans issued and loans renewed in the last year, which were driven by increased competition in the Company’s primary market area and the historically low interest rates being set by the government to spur economic recovery.  The adjustments to interest income for the pay-off of non-accrual loans and prepayment penalties contributed less than 1 basis point to the yield on the loan portfolio in both the three months ended June 30, 2013 and 2012, and 4 basis points and 5 basis points to the yield on the loan portfolio in the six months ended June 30, 2013 and 2012, respectively.  Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 14 basis points for the three months ended June 30, 2013 as compared to 24 basis points for the corresponding period in 2012 and 15 basis points for the six months ended June 30, 2013 compared to 22 basis points for the corresponding period in 2012.

The Company invests excess liquidity primarily in agency mortgage backed securities and municipal securities, in an effort to maximize the yield on interest earning assets pending investment in new loan originations.  Purchases made during the latter part of 2012, along with impacts of recent efforts to shorten the duration of the securities portfolio by selling some of our longer-lived investments and replacing them with shorter duration instruments has contributed to the decline in the overall yield on investment securities as the recently acquired investment securities currently yield considerably less than other investments in the portfolio.  Beginning in the second quarter of 2012, we began to experience renewed loan demand and growth in our loan portfolio.  Assuming this loan growth continues over the next several quarters, we should begin to realize an improved mix in interest earning assets, which should help improve our net interest margin, but no assurances can be given with respect to any of the foregoing.

The average balance of interest bearing liabilities was $19.9 million and $25.2 million higher for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods a year earlier.  Growth in average interest bearing deposits was the primary contributor to the growth in average interest bearing liabilities for both the three and six months ended June 30, 2013. Average interest bearing deposits were $22.8 million and $22.2 million higher for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods a year earlier.   Growth in interest bearing deposits has been primarily the result of the ongoing efforts to gather deposits across the Bank’s service territory, as well as the impacts of the Morro Bay branch acquisition completed in December 2012.  Much of the growth in interest bearing deposits has been in lower cost deposit types, which has helped to control our overall cost of funds.

The rate paid on interest bearing deposits declined by 6 basis points, to 0.48%, for the three months ended June 30, 2013 and 9 basis points to 0.47% for the six months ended June 30, 2013 as compared to the same periods a year earlier. These declines are in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits, the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $41.3 million to $277.7 million for the three months ended June 30, 2013 and $44.8 million to $270.5 million for the six months ended June 30, 2013.  These increases in non-interest bearing demand deposit balances have served to reduce our total funding cost by 17 basis points for the three months ended June 30, 2013 and 16 basis points for the six months ended June 30, 2013 as compared to the cost of our interest bearing liabilities alone. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments.  Total cost of funds for the three and six months ended June 30, 2013 was 0.40% and 0.39%, respectively, decreases of 6 basis points and 8 basis points, respectively, as compared to the corresponding periods in 2012.

Heritage Oaks Bancorp | - 39 -

For the three and six months ended June 30, 2013 the average rate paid on interest bearing liabilities was 0.57% and 0.55%, respectively, as compared to 0.63% and 0.64%, respectively, for the corresponding periods in 2012.  The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for Federal Home Loan Bank (“FHLB”) borrowings as the Company has strategically decided to lock in historically low fixed rates to match fund longer term fixed rate loans.

Provision for Loan Losses

As more fully discussed in Note 5. Allowance for Loan Losses, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q, the ALLL has been established for probable incurred credit losses inherent in the loan portfolio.  The allowance is maintained at a level considered by management to be adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The ALLL is based on estimates, and actual losses may vary from current estimates, which variances could be material and could have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loans.  The ALLL represents the Company’s best estimate of the allowance necessary to provide for probable losses inherent in the portfolio as of the balance sheet date.

The Company did not record a provision for loan losses during the three and six months ended June 30, 2013, as compared to $3.1 million and $6.4 million, respectively, for the same periods a year earlier.  The lack of a loan loss provision in 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the lack of any new significant loans moving into non-accrual status and therefore requiring specific reserves.   As of June 30, 2013, the Company’s ALLL represented 2.40% of total gross loans.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended		For the Six Months Ended		Variances		Variances
	June 30,		June 30,		For the Three Months		For the Six Months
(dollar amounts in thousands)	2013	2012	2013	2012	dollar	percentage	dollar	percentage
Fees and service charges	$1,120	$1,106	$2,135	$2,199	$14	1.3%	$(64)	-2.9%
Mortgage gain on sale and origination fees	1,089	1,035	1,863	1,890	54	5.2%	(27)	-1.4%
Gain on sale of investment securities	5	1,064	3,591	1,367	(1,059)	-99.5%	2,224	162.7%
Gain on sale of other real estate owned	-	10	-	10	(10)	-100.0%	(10)	-100.0%
Other Income	698	279	984	550	419	150.2%	434	78.9%

Total	$2,912	$3,494	$8,573	$6,016	$(582)	-16.7%	$2,557	42.5%

Non-interest income decreased by $0.6 million for the three months ended June 30, 2013 but increased $2.6 million for the six months ended June 30, 2013, from that reported for the corresponding periods in 2012.  The primary driver for the higher non-interest income for the six months ended June 30, 2013 was a $2.2 million increase in the gains realized on sale of investment securities and a $0.4 million increase in gain on the sale of SBA loans, which is reflected in other income.   Gains on sales of investment securities during the first half of 2013 were driven by increased sales activity in the first quarter of 2013, as the Company repositioned portions of its investment portfolio to shorten their effective duration, to reduce exposure to future unfavorable moves in interest rates, and to reduce further exposure to interest rate volatility due to unexpected changes in prepayment speeds on certain mortgage backed securities.  Specifically, during the first quarter of 2013, the Company sold $89.3 million of securities that resulted in gains of $3.6 million. Due to the level of sales activity resulting from the repositioning in the first quarter of 2013 and declines in the fair value of investment securities due to recent increases in longer duration interest rates, there were virtually no gains realized in the second quarter of 2013, which directly contributed to the decline from that reported in the same period a year earlier.  The $1.1 million reduction in gains on sale of investment securities in the three months ended June 30, 2013, as compared to the corresponding period in 2012, was partially offset by the $0.4 million of gains realized on the sale of SBA loans that was completed in the second quarter of 2013 and was included in other income.

Heritage Oaks Bancorp | - 40 -

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended		For the Six Months Ended		Variances		Variances
	June 30,		June 30,		For the Three Months		For the Six Months
(dollar amounts in thousands)	2013	2012	2013	2012	dollar	percentage	dollar	percentage
Salaries and employee benefits	$4,814	$4,454	$10,006	$8,990	$360	8.1%	$1,016	11.3%
Occupancy	821	797	1,603	1,814	24	3.0%	(211)	-11.6%
Information technology	640	694	1,267	1,360	(54)	-7.8%	(93)	-6.8%
Professional services	691	838	1,353	1,401	(147)	-17.5%	(48)	-3.4%
Regulatory	270	316	639	867	(46)	-14.6%	(228)	-26.3%
Equipment	435	423	850	828	12	2.8%	22	2.7%
Sales and marketing	147	124	268	261	23	18.5%	7	2.7%
Foreclosed asset costs and write-downs	53	98	108	196	(45)	-45.9%	(88)	-44.9%
Provision for mortgage loan repurchases	-	739	570	857	(739)	-100.0%	(287)	-33.5%
Amortization of intangible assets	100	86	200	172	14	16.3%	28	16.3%
Other expense	669	564	1,524	1,116	105	18.6%	408	36.6%

Total	$8,640	$9,133	$18,388	$17,862	$(493)	-5.4%	$526	2.9%

The decrease in non-interest expense for the three months ended June 30, 2013 were largely driven by a $0.7 million decline in the provision for mortgage repurchases, which was partially offset by an increase in salary and employee benefits.  For the six months ended June 30, 2013, non-interest expense increased $0.5 million primarily due to $1.0 million of increased salary and employee benefit costs, partially offset by a decrease in provisions for mortgage repurchases, occupancy costs and regulatory costs.  The increased salary and benefit costs for both the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, were primarily due to increased costs related to variable bonus plans in 2013, for which there was no comparable plan in 2012.  Salaries and employee benefits were also impacted by merit increases across the organization in 2013.  The decrease in the provision for potential mortgage repurchases was largely driven by estimated losses related to a step up in claims activity in the second quarter of 2012 due to a group of related mortgages funded and sold in 2007.  The Company provided for the remaining three loans in the group of related mortgages in the first quarter of 2013 and management does not expect there to be any further material provisions required for this group of related loans.  Repurchase requests like these are relatively rare for the Bank.  Total cash paid in settlement for mortgage repurchases has been $1.4 million in the prior 8 years.  We do not believe the requests are in any way indicative of systemic problems with the Bank’s underwriting or origination process or that there is significant exposure to repurchase requests other than those arising from the loans to the borrowers in question, which totaled $2.8 million inclusive of the approximately $0.6 million of mortgage repurchases provided for in the first quarter of 2013.    Occupancy costs declined for the six months ended June 30, 2013 as a result of the branch consolidation efforts that were completed in the second quarter of 2012 and the favorable impacts realized from the purchase of four buildings at the end of the first quarter of 2012, which were previously leased.  These savings in occupancy costs were partially offset by increased lease costs for our two new loan production offices, as the Company expanded into new markets for the Bank.  The decline in the level of regulatory costs is reflective of the favorable impacts on FDIC assessment costs due to the termination of the Consent Order and the Written Agreement in the second and third quarters of 2012, respectively, and the termination of the MOU with the DFI and FDIC in the second quarter of 2013.

Provision for Income Taxes

For the three and six months ended June 30, 2013, the Company recorded income tax expense of approximately $1.7 million and $4.1 million, respectively.  This compares to an income tax benefit of $0.2 million and $0.6 million for the same periods in 2012.  The changes in the provision for income taxes for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, can be attributed to the Company’s reversal of $0.7 million and $1.5 million of deferred tax asset valuation allowance in the three and six months ended June 30, 2012, respectively, for which there was no corresponding valuation allowance reversal in 2013, as the valuation allowance was fully reversed in the third quarter of 2012. In addition, income tax expense increased in 2013 due to the overall increase in earnings before taxes. The Company’s effective tax rate was 38.6% and 38.9% for the three and six months ended June 30, 2013, respectively.  The effective tax rate for the corresponding periods in 2012 was (11.4)% and (19.5)%, respectively, reflective of the impact of the reversal of $0.7 million and $1.5 million, respectively, of deferred tax asset valuation allowance.  Excluding the impact of the valuation allowance reversal in 2012, the effective tax rate would have been 29.7% and 32.0% for the three and six months ended June 30, 2012, which rates reflect a disproportionately larger benefit of tax free municipal bond income due to the lower pre-tax income levels in the first half of 2012 as compared to the same periods in 2013.

Heritage Oaks Bancorp | - 41 -

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

Financial Condition

At June 30, 2013, total assets were approximately $1.1 billion.  This represents a decrease of approximately $0.6 million or less than 1% from that reported at December 31, 2012.  The decrease in total assets is primarily attributable to the sale of investment securities during the first quarter of 2013 as part of the previously discussed repositioning of the investment portfolio, substantially offset by growth in the loan portfolio.

At June 30, 2013, total deposits were approximately $883.3 million or approximately $12.4 million more than that reported at December 31, 2012.  This 1.4% increase in the level of deposits is reflective of the Bank’s continuing focus to bring new deposit relationships and expand our existing relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $38.5 million and $34.1 million at June 30, 2013 and December 31, 2012, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans pending to be funded, and actual cash on hand in the branches.  The increase is primarily attributable to proceeds from security sales and deposit inflows during March.

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

Heritage Oaks Bancorp | - 42 -

The following table provides a summary of investment securities by securities type:

	June 30, 2013		December 31, 2012
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$4,735	$4,804	$7,307	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	148,458	145,977	145,430	145,768
Non-agency	19,933	20,415	43,402	44,795
State and municipal securities	35,079	34,393	64,824	68,968
Asset backed securities	31,982	31,951	20,049	20,584

Total	$240,187	$237,540	$281,012	$287,682

At June 30, 2013, the fair value of the investment portfolio was approximately $237.6 million or $50.1 million lower than that reported at December 31, 2012.  The change in the balance of the portfolio can be attributed in large part to a reduction level of net investments in securities in the first three months of 2013, in part to fund growth in the loan portfolio, as well as to pay down $33.0 million of short-term FHLB borrowings. The balance of the decline is a reflection of a decline in market value in the second quarter of 2013, due to rising long term interest rates.

Securities available for sale are carried at fair value with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At June 30, 2013, the securities portfolio had unrealized losses, net of taxes, of approximately $1.6 million, a decrease of approximately $5.5 million from that reported at December 31, 2012.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from economic conditions. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At June 30, 2013, approximately $148.5 million or 88.2% of the Company’s mortgage related securities were issued by a government agency and government sponsored entities.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

(dollar amounts in thousands)
June 30, 2013	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$92	$407	$1,838	$2,467	$4,804
Mortgage backed securities
U.S. government sponsored entities and agencies	20,034	59,527	34,030	32,386	145,977
Non-agency	5,977	11,456	1,548	1,434	20,415
State and municipal securities	-	7,569	22,662	4,162	34,393
Asset backed securities	-	5,361	10,554	16,036	31,951
Total available for sale securities	$26,103	$84,320	$70,632	$56,485	$237,540

Amortized cost	$26,119	$84,222	$71,829	$58,017	$240,187

Weighted average yield	2.32%	2.50%	2.40%	2.64%	2.48%

Heritage Oaks Bancorp | - 43 -

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At June 30, 2013 and December 31, 2012, the Company held approximately $4.7 million and $4.6 million, respectively, in FHLB stock.

Loans

Summary of Market Conditions

Despite the recent signs of stabilization in the local economies in which the Company operates, loan demand remained tepid for much of 2011 and into the first quarter of 2012.  However, with the addition of a new sales team who are focused on our region’s largest industry, agriculture, as well as the commercial and small business segments of the market, and single-family mortgages, the Bank has been able to generate quarter over quarter net loan growth in each quarter since the second quarter of 2012.  We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, coupled with our new sales team and our expansion into Ventura County with the opening of a loan production office in August 2012, and expansion in Santa Barbara County with the opening of a loan production office in Goleta, should contribute to continued growth in our loan portfolio.  Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the global, national, state or local economies may further negatively impact local borrowers, as well as negatively impact values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company is focused on monitoring credit in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

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

The credit quality of the loan portfolio is impacted by numerous factors including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral dependent loans. Weak economic conditions in recent years have also impacted certain borrowers the Company has extended credit to, making it difficult for those borrowers to continue to make timely repayment of their loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements in conjunction with declines in real estate collateral values may result in increases in provisions for loan losses that have an adverse impact on the Company’s operating results.  See also Note 4. Loans, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for a more detailed discussion concerning credit quality, including the Company’s related policy.

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds loans. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At June 30, 2013, mortgage correspondent loans (loans held for sale) totaled approximately $9.8 million, $12.8 million less than that reported at December 31, 2012.  The decrease in mortgage correspondent loans is reflective of a reduction in funding levels in the last couple of months due to higher mortgage interest rates as well as the timing of mortgage originations during the last month of the quarter.

Heritage Oaks Bancorp | - 44 -

Summary of Loan Portfolio

At June 30, 2013, total gross loan balances were $746.6 million.  This represents an increase of approximately $57.0 million, or 8.3%, from the $689.6 million reported at December 31, 2012 and marks the fifth quarter of consecutive quarterly loan growth.

The following table provides total gross loans by product type:

	June 30,		December 31,
	2013		2012		Variance
(dollar amounts in thousands)	amount	percentage	amount	percentage	dollar	percentage
Real Estate Secured
Multi-family residential	$20,632	2.8%	$21,467	3.1%	$(835)	-3.89%
Residential 1 to 4 family	50,271	6.7%	41,444	6.0%	8,827	21.30%
Home equity line of credit	33,596	4.5%	31,863	4.6%	1,733	5.44%
Commercial	417,924	56.0%	372,592	54.1%	45,332	12.17%
Farmland	48,620	6.5%	25,642	3.7%	22,978	89.61%

Total real estate secured	571,043	76.5%	493,008	71.5%	78,035	15.83%

Commercial
Commercial and industrial	112,115	15.0%	125,340	18.2%	(13,225)	-10.55%
Agriculture	24,957	3.3%	21,663	3.1%	3,294	15.21%
Other	50	0.0%	61	0.0%	(11)	-18.03%

Total commercial	137,122	18.3%	147,064	21.3%	(9,942)	-6.76%

Construction
Single family residential	4,878	0.6%	8,074	1.2%	(3,196)	-39.58%
Single family residential - Spec.	723	0.1%	535	0.1%	188	35.14%
Multi-family	757	0.1%	778	0.1%	(21)	-2.70%
Commercial	4,204	0.6%	10,329	1.5%	(6,125)	-59.30%

Total construction	10,562	1.4%	19,716	2.9%	(9,154)	-46.43%

Land	23,575	3.2%	24,664	3.6%	(1,089)	-4.42%
Installment loans to individuals	4,144	0.6%	4,895	0.7%	(751)	-15.34%
All other loans (including overdrafts)	165	0.0%	261	0.0%	(96)	-36.78%

Total gross loans	746,611	100.0%	689,608	100.0%	57,003	8.27%

Deferred loan fees	1,372		937		435	46.42%
Reserve for loan losses	17,934		18,118		(184)	-1.02%

Total net loans	$727,305		$670,553		$56,752	8.46%

Loans held for sale	$9,786		$22,549		$(12,763)	-56.60%

Heritage Oaks Bancorp | - 45 -

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio by type of real estate:

	June 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$37,812	$735	$38,547	6.4%	27.3%	45	$4,614
Professional	35,261	1,139	36,400	6.0%	25.7%	74	2,663
Hospitality	123,573	2,173	125,746	20.9%	88.9%	49	10,209
Multi-family	20,632	-	20,632	3.4%	14.6%	21	5,144
Home equity lines of credit	33,596	20,685	54,281	9.0%	38.4%	360	1,200
Residential 1 to 4 family	50,271	295	50,566	8.4%	35.9%	129	3,300
Farmland	48,620	570	49,190	8.2%	34.8%	34	5,350
Healthcare / medical	33,370	-	33,370	5.5%	23.6%	35	7,500
Restaurants and other food services	10,288	-	10,288	1.7%	7.3%	17	2,393
Other commercial	138,240	1,556	139,796	23.3%	98.8%	124	9,200
Other	39,380	3,920	43,300	7.2%	30.6%	28	13,713

Total real estate secured	$571,043	$31,073	$602,116	100.0%	425.7%	916	$13,713

(1)   Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2013.

As of June 30, 2013, real estate secured balances represented approximately $571.0 million or 76.5% of total gross loans.  When compared to that reported at December 31, 2012, this represents an increase of approximately $78.0 million or 15.8%.  The primary factor behind the year to date increase can be attributed to increases across substantially all real estate components, but most significantly in the commercial real estate and farmland components.  The $45.3 million increase in the commercial real estate component is primarily tied to new loan originations and advances on existing loans during 2013, which exceeded payments on existing loans by $34.8 million.  The balance of the increase in commercial real estate loans was largely due to the transfer of completed commercial real estate construction projects from the construction loan segment to the commercial real estate segment.    The farmland component increased $23.0 million in the first half of 2013 as a result of continued traction being gained by the new agriculture lending team hired in 2012 resulting in expanded loan production in farmland lending.

As of June 30, 2013, a total of $40.7 million of the real estate secured balance was risk graded as special mention or substandard, with the largest single component being the commercial segment which represented $33.9 million.  This compares to $47.6 million of the real estate secured balance and $39.6 million of commercial real estate being risk graded special mention or substandard as of December 31, 2012.  The improvement in both the real estate segment in total and more specifically the commercial real estate segment is attributable to a combination of loan pay-offs, pay-downs and upgrades during the first half of 2013, which outpaced the level of new loans being down-graded into special mention or substandard.  At June 30, 2013 and December 31, 2012, real estate secured balances, including undisbursed commitments, represented 426% of the Bank’s total risk-based capital.

At June 30, 2013, approximately $207.9 million, or 36.4%, of the real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp | - 46 -

Commercial

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio by business type:

	June 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$4,564	$3,670	$8,234	4.5%	5.8%	30	$2,000
Oil gas and utilities	979	1,459	2,438	1.3%	1.7%	5	988
Construction	16,490	17,876	34,366	18.9%	24.4%	143	5,000
Manufacturing	11,679	8,723	20,402	11.1%	14.4%	90	2,000
Wholesale and retail	10,438	5,389	15,827	8.6%	11.2%	118	1,174
Transportation and warehousing	2,776	689	3,465	1.9%	2.4%	37	596
Media and information services	3,307	2,443	5,750	3.1%	4.1%	25	1,700
Financial services	4,683	2,782	7,465	4.1%	5.3%	40	1,000
Real estate / rental and leasing	14,699	8,002	22,701	12.4%	16.0%	93	1,800
Professional services	13,952	11,336	25,288	13.8%	17.9%	143	2,600
Healthcare / medical	7,282	5,810	13,092	7.2%	9.3%	98	11,464
Restaurants / hospitality	13,757	1,264	15,021	8.2%	10.6%	84	6,000
All other	7,509	1,449	8,958	4.9%	6.3%	93	2,800

Commercial and industrial	$112,115	$70,892	$183,007	100.0%	129.4%	999	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2013.

At June 30, 2013, C&I loans represented approximately $112.1 million or 15.0% of total gross loan balances.  This represents a decline of approximately $13.2 million, or 10.6%, from December 31, 2012.  The year to date decline is primarily attributed to payment activity, including $12.4 million of commercial loan pay-offs, exceeding advances on new and existing commercial loans.  As a result of these factors, the ratio of total C&I loan balances, including undisbursed commitments, to risk-based capital declined from 149% at December 31, 2012 to 129% at June 30, 2013. The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.

As of June 30, 2013, a total of $11.1 million of the C&I balance was risk graded as special mention or substandard.  This compares to $11.2 million of the C&I balance being risk graded special mention or substandard as of December 31, 2012.  The modest decrease in the special mention and substandard risk grades of C&I is attributable to loans newly graded substandard being more than offset by a reduction in the level of substandard due to upgrades and payment activity during the first half of 2013.

Heritage Oaks Bancorp | - 47 -

Agriculture

The following table provides a break-down of the agriculture segment of the Company’s commercial loan portfolio by business type:

	June 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Agriculture
Vegetable and mellon farming	$9,460	$4,398	$13,858	28.3%	9.8%	17	$4,000
Fruit and tree nut farming	5,723	6,284	12,007	24.5%	8.5%	19	4,000
Other crop farming	185	1,000	1,185	2.4%	0.8%	4	650
Animal production	2,354	2,718	5,072	10.3%	3.6%	43	1,112
Support activities for agriculture	2,022	1,718	3,740	7.6%	2.6%	11	1,150
Food manufacturing	1,350	2,438	3,788	7.7%	2.7%	12	2,000
Wholesale merchants	2,026	5,599	7,625	15.5%	5.4%	9	1,800
All other	1,837	-	1,837	3.7%	1.3%	5	1,600

Agriculture	$24,957	$24,155	$49,112	100.0%	34.7%	120	$4,000

At June 30, 2013, agriculture balances totaled approximately $25.0 million, or 3.3%, of total gross loan balances, which represents an approximate $3.3 million increase when compared to that reported at December 31, 2012.  The increase in the balance is associated with advances against new and existing loans originated by our new agriculture lending team outpacing loan payment activity.  At June 30, 2013 and December 31, 2012, agriculture balances, including undisbursed commitments, represented 35% and 32%, respectively, of the Bank’s total risk-based capital.

As of June 30, 2013, a total of $2.3 million of the agriculture balance was risk graded as special mention or substandard.  This compares to $1.9 million of the agriculture balance being risk graded special mention or substandard as of December 31, 2012.  The modest deterioration in the credit risk grade profile of agriculture is largely attributable to a couple of loans that were downgraded during the first half of 2013.

Construction

At June 30, 2013, construction balances represented approximately $10.6 million, or 1.4%, of total gross loan balances, a decrease of $9.2 million, or 46.4%, from that reported at December 31, 2012. This decrease is largely due to the transfer of completed commercial real estate projects to the commercial real estate component of the secured real estate segment and the transfer of a $1.2 million commercial real estate project to OREO, after the impacts of a $0.2 million charge-off.  Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.  The balance of the decline is due to payment activity outpacing the level of new advances on construction funding.  The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 17.0% at December 31, 2012 to 12.5% at June 30, 2013. The decline in this ratio can be attributed to an overall reduction in the level of commercial real estate construction loans.

As of June 30, 2013, there were no construction loans risk graded as special mention or substandard.  This compares to $1.9 million of the construction balance at December 31, 2012, which was also all related to commercial real estate construction. The improvements in both the construction segment in total and more specifically the commercial real estate segment is entirely attributable to the transfer of a single project to OREO in the first quarter of 2013.

Heritage Oaks Bancorp | - 48 -

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio by property type:

	June 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$3,381	$125	$3,506	14.1%	2.5%	$24	$867
Single family residential - Spec.	694	-	694	2.8%	0.5%	5	379
Tract	9,394	-	9,394	37.9%	6.6%	6	10,673
Land - Multifamily	1,881	1,082	2,963	12.0%	2.1%	1	3,100
Commercial	7,626	-	7,626	30.8%	5.4%	18	1,369
Hospitality	599	-	599	2.4%	0.4%	1	599

Total land	$23,575	$1,207	$24,782	100.0%	17.5%	55	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2013.

At June 30, 2013, land balances represented approximately $23.6 million, or 3.2%, of total gross loan balances, a decline of $1.1 million, or 4.4%, from the corresponding balance reported at December 31, 2012.  The decline is largely tied to payment activity exceeding new land loans closed during the first half of 2013.  As a result of these factors, the ratio of total land loan balances, including undisbursed commitments, to risk-based capital declined from 20.2% at December 31, 2012 to 17.5% at June 30, 2013.

As of June 30, 2013, a total of $9.0 million of the land balance was risk graded as special mention or substandard.  This compares to $12.2 million of the land balance being risk graded special mention or substandard as of December 31, 2012.  The improvement in the land segment is largely attributable to payment activity and loan upgrades during the first half of 2013.  As of June 30, 2013, over half of the risk graded special mention or worse balance is attributable to a single credit relationship, which continues to perform in accordance with the terms of its restructured note.

Installment

At June 30, 2013, installment loan balances were approximately $4.1 million compared to the $4.9 million reported at December 31, 2012.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Heritage Oaks Bancorp | - 49 -

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans.  Variable rate loans currently at or below their floor are classified as variable in the table below:

			Due Over	Due Over	Due Over
(dollar amounts in thousands)	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
June 30, 2013	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$3,006	$1,774	$2,046	$448	$11,262	$2,096	$20,632
Residential 1 to 4 family	4,132	860	4,107	1,711	36,804	2,657	50,271
Home equity line of credit	22,179	85	291	-	825	10,216	33,596
Commercial	10,545	18,772	47,636	43,305	296,096	1,570	417,924
Farmland	1,452	1,237	2,200	12,971	30,653	107	48,620
Commercial
Commercial and industrial	33,145	31,675	19,360	16,488	10,072	1,375	112,115
Agriculture	10,438	7,249	3,026	1,126	3,118	-	24,957
Other	-	-	50	-	-	-	50
Construction
Single family residential	1,660	1,986	-	-	1,232	-	4,878
Single family residential - Spec.	-	569	154	-	-	-	723
Multi-family	-	-	-	757	-	-	757
Commercial	3,294	-	326	584	-	-	4,204
Land	13,512	3,421	5,443	1,199	-	-	23,575
Installment loans to individuals	895	295	829	315	616	1,194	4,144
All other loans (including overdrafts)	165	-	-	-	-	-	165

Total loans, gross	$104,423	$67,923	$85,468	$78,904	$390,678	$19,215	$746,611

Variable rate loans (1)	87,439	41,530	60,494	23,630	253,297	13,296	479,686
Fixed rate loans	16,984	26,393	24,974	55,274	137,381	5,919	266,925

Total loans, gross	$104,423	$67,923	$85,468	$78,904	$390,678	$19,215	$746,611

(1)        Variable rate loans include $374.6 million of variable rate loans that are at or below their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

Allowance for Loan Losses

The Company maintains an ALLL at a level considered by management to be adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is comprised of two components: specific credit allocation and general portfolio allocation, which includes a quantitatively determined adjustment. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 5. Allowance for Loan Losses of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for a detailed discussion concerning the Company’s methodology for determining an adequate allowance. Please also see Note 1. Summary of Significant Accounting Policies of the Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2012, for additional discussion concerning the ALLL, loan charge-offs, and credit risk management.

Heritage Oaks Bancorp | - 50 -

For reporting purposes, the Company allocates the ALLL across product types within the loan portfolio. The following table provides a summary of the ALLL and its allocation to each major product type of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category:

	June 30,				December 31,
	2013		2012		2012
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$108	0.5%	$109	0.6%	$115	0.5%
Residential 1 to 4 family	717	1.4%	236	0.7%	290	0.7%
Home equity line of credit	161	0.5%	399	1.3%	443	1.4%
Commercial	5,111	1.2%	5,717	1.6%	5,659	1.5%
Farmland	412	0.8%	436	4.1%	372	1.5%
Commercial
Commercial and industrial	5,739	5.1%	4,736	3.6%	5,297	4.2%
Agriculture	879	3.5%	1,525	8.0%	857	4.0%
Construction
Single family residential	54	1.1%	73	0.7%	65	0.8%
Single family residential - Spec.	18	2.5%	18	5.2%	6	1.1%
Multi-family	18	2.4%	18	1.1%	6	0.8%
Commercial	108	2.6%	272	2.2%	236	2.3%
Land	4,465	18.9%	4,483	17.9%	4,670	18.9%
Installment loans to individuals	108	2.6%	91	1.7%	64	1.3%
All other loans (including overdrafts)	36	21.8%	36	17.1%	38	14.6%

Total allowance for loan losses	$17,934	2.4%	$18,149	2.7%	$18,118	2.6%

The ALLL decreased in the first half of 2013 both in real terms and as a percentage of gross loans as compared to the corresponding period in 2012 by $0.2 million, or 1.1%, due in large part to continuing improvement in the overall credit quality of the loan portfolio, as well as improvements in historical charge-off experience. The improvement in the credit quality is reflected in a number of indicators all of which have trended favorably over the last year and virtually all of which are at or near their lowest levels since the credit crisis peaked in 2010.  The indicators we believe are most indicative of the improving credit quality of the portfolio include: the level of special mention and worse loans, which have declined $27.5 million or 30.2% since the second quarter of 2012; the level of non-accrual loans, which have declined $6.9 million, or 33.2%; and the ratio of classified assets to Tier 1 capital plus the ALLL, which has improved from 45.9%, to 33.1%.   These favorable trends in the credit quality of the portfolio, when combined with the favorable impacts of declining charge-off activity over the last several quarters have contributed to a reduction in the level of general reserves required.  The general reserve requirements have also been favorably impacted by a continued strengthening outlook on the local, state and national economies and their interplay with our local lending base, which has resulted in a downward adjustment in the qualitative component of the general reserve calculation.  These positive factors were partially offset by the Company extending the look back period used to establish the loss history for the quantitative portion of the ALLL beginning in the first quarter of 2013 in an effort to continue to factor in the higher loss experience that resulted from the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2012, as loss experience by segment has fluctuated over time.  As such, the above analysis reflects a decrease in commercial real estate and an increase in C&I that were solely the result of the change in the loss mix over the look back period, and a modest net overall decline in the level of allowance since December 31, 2012.

Loans charged-off during the three and six months ended June 30, 2013 totaled $0.2 million and $0.9 million, respectively.  This compares to charge-offs of approximately $4.9 million and $8.0 million, respectively, reported for the corresponding periods last year.  The decrease in charge-offs during the three and six months ended June 30, 2013 is largely due to 2012 charge-offs being elevated as a result of a few large loan relationships that were placed on non-accrual in the first two quarters of 2012, which resulted in charge-offs based on their specific reserve calculations.  Loan charge-offs for the three and six months ended June 30, 2013 were driven by charge-offs on a number of very small loan relationships, as well as a $0.2 million loss realized on the sale of collateral for the loan transferred into OREO in the first quarter of 2013.

Heritage Oaks Bancorp | - 51 -

Annualized net charge-offs to average loans for the three and six months ended June 30, 2013 were (0.10)% and 0.05%, respectively.  This compares to the 2.86% and 2.31%, respectively, reported for the corresponding periods in 2012.  At June 30, 2013, the ALLL represented 2.40% of total gross loans compared to the 2.63% reported at December 31, 2012.

As of June 30, 2013, management believes that the ALLL was sufficient to cover current estimable losses in the Company’s loan portfolio.

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See Note 4. Loans of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning non-performing loans, as well as a discussion concerning credit quality.

The following table provides a summary of non-performing loans and foreclosed assets:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Non-Performing Loans:
Residential 1-4 family	$753	$835
Home equity lines of credit	56	58
Commercial real estate	299	928
Farmland	-	1,077
Commercial and industrial	4,030	4,657
Agriculture	1,316	907
Construction	-	1,380
Land	7,460	7,182
Installment	29	285

Total non-performing loans	$13,943	$17,309

Other repossessed assets	13	-

Total non-performing assets	$13,956	$17,309

Ratio of allowance for loan losses to total gross loans	2.40%	2.63%
Ratio of non-performing loans to total gross loans	1.87%	2.51%
Ratio of non-performing assets to total assets	1.27%	1.58%

At June 30, 2013, the balance of non-accruing loans was approximately $13.9 million or $3.4 million less than that reported at December 31, 2012.  The decrease in non-accruing loans is due to a combination of $2.5 million of non-accrual loans that paid down or paid off, $1.6 million that transferred to foreclosed collateral and $2.5 million that returned to accrual status after prolonged performance under their current payment plans.  These improvements in the level of non-accruing loans were partially offset by $4.0 million of loans becoming TDRs in the first half of 2013 and going on to non-accrual status.  Substantially all of the decrease in non-performing assets can be attributed to the changes in the non-accruing loans discussed above.

Heritage Oaks Bancorp | - 52 -

The following tables reconcile the change in total non-accruing balances:

	Balance	Additions to		Transfers to	Returns to		Balance
	March 31,	Non-Accruing	Net	Foreclosed	Performing	Net	June 30,
(dollar amounts in thousands)	2013	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$240	$659	$(5)	$-	$(118)	$(23)	$753
Home equity line of credit	57	-	(1)	-	-	-	56
Commercial	703	-	(182)	(222)	-	-	299
Commercial
Commercial and industrial	3,972	986	(179)	-	(687)	(62)	4,030
Agriculture	831	487	(2)	-	-	-	1,316
Land	6,323	1,254	(117)	-	-	-	7,460
Installment loans to individuals	101	59	(3)	(13)	(73)	(42)	29

Totals	$12,227	$3,445	$(489)	$(235)	$(878)	$(127)	$13,943

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing	Net	June 30,
(dollar amounts in thousands)	2012	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$835	$659	$(236)	$-	$(482)	$(23)	$753
Home equity line of credit	58	-	(2)	-	-	-	56
Commercial	928	-	(215)	(222)	(192)	-	299
Farmland	1,077	-	(1,077)	-	-	-	-
Commercial
Commercial and industrial	4,657	1,342	(643)	-	(925)	(401)	4,030
Agriculture	907	487	(67)	-	(11)	-	1,316
Construction
Commercial	1,380	-	-	(1,211)	-	(169)	-
Land	7,182	1,303	(237)	-	(754)	(34)	7,460
Installment loans to individuals	285	129	(7)	(101)	(117)	(160)	29

Totals	$17,309	$3,920	$(2,484)	$(1,534)	$(2,481)	$(787)	$13,943

Other Real Estate Owned (“OREO”)

At June 30, 2013 and December 31, 2012, the Company held no OREO.  As was previously noted, the Company did foreclose on a single loan in the first quarter of 2013, and sold the underlying collateral within the quarter at a loss of $0.2 million, which loss was reflected as a charge-off against the ALLL in accordance with U.S. GAAP.  See also Note 7. Other Real Estate Owned, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning OREO.

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	June 30,	December 31,	Variance
(dollar amounts in thousands)	2013	2012	dollar	percentage
Non-interest bearing deposits	$287,098	$273,242	$13,856	5.07%
Interest bearing deposits:
NOW accounts	69,478	76,728	(7,250)	-9.45%
Other savings deposits	40,429	41,021	(592)	-1.44%
Money market deposit accounts	288,645	293,525	(4,880)	-1.66%
Time deposits	197,679	186,354	11,325	6.08%

Total deposits	$883,329	$870,870	$12,459	1.43%

Heritage Oaks Bancorp | - 53 -

As indicated in the table above total deposit balances at June 30, 2013 were approximately $883.3 million.  This represents an increase of approximately $12.5 million, or 1.4%, when compared to that reported at December 31, 2012.  This level of increase is consistent with historical experience as many customers utilize cash near the end of the calendar year and into the early part of the first quarter to pay tax obligations and then begin to rebuild their deposit balances.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding.  At June 30, 2013, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 86.4% of total deposits, down approximately 2% from that reported at December 31, 2012, due largely to growth in time deposits greater than $100,000, which are excluded from core deposits. Management’s continued focus on lower cost core deposit gathering helped to reduce overall cost of funds by 6 basis points to 0.40% for the three months ended June 30, 2013 from 0.46% reported for the corresponding period in 2012 and by 8 basis points to 0.39% for the six months ended June 30, 2013 from 0.47% for the corresponding period in 2012.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At June 30, 2013, FHLB borrowings were $52.5 million or $14.0 million lower than that reported at December 31, 2012.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity. The decrease in the level of FHLB borrowings in 2013 was primarily the result of utilizing cash proceeds from investment security sales during the quarter to payoff short-term FHLB borrowings.

Capital

At June 30, 2013, the balance of stockholders’ equity was approximately $146.3 million.  This represents an increase of approximately $0.8 million over that reported at December 31, 2012.  The year to date change is attributed to increases in equity due to net income for the first six months of 2013 of $6.4 million, and the impact of year to date share-based compensation expense and proceeds of option exercises totaling $0.4 million.  These increases were partially offset by a decrease in the balance of accumulated other comprehensive income in the amount of $5.5 million related to the realization of gains on the sale of securities during the period and the decline in the fair value of our investment securities due to increasing long-term interest rates and dividends accrued on Series A Senior Preferred stock in the amount of $0.5 million.

Dividends

The Company, pursuant to the Written Agreement between it and FRB was required to defer dividend payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the first quarter of 2012.    During the second quarter of 2012, the Company’s request to the FRB to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures was approved and the Company brought both the dividends on its Series A Preferred Stock and the interest on its junior subordinated debentures current. While the Written Agreement was terminated in July 2012 and replaced with a Memorandum of Understanding, the Company continued to receive approval from the FRB to pay dividends on the Series A Preferred Stock and interest on the junior subordinated debentures through the second quarter of 2013, resulting in the Company being current on its obligations under these instruments. For more information concerning the Written Agreement please refer to Note 19. Regulatory Matters, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 13. Regulatory Matters, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q.

Regulatory Capital

The Company and the Bank seek to maintain strong levels of capital in order to be considered generally “well-capitalized” as determined by regulatory agencies.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and the Bank rely primarily on earnings from its operations to generate capital, the absence of earnings in 2009 and 2010 required the Company to obtain additional capital through the issuance of preferred and common equity in 2010.

Heritage Oaks Bancorp | - 54 -

At June 30, 2013, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These debt securities were issued to Heritage Oaks Capital Trust II.  At June 30, 2013, the Company included $8.0 million of the debt securities in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 11. Borrowings, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Beginning in April 2012 and through its termination in April 2013, the Bank operated subject to the terms of a MOU with the FDIC and the DFI, which replaced the Consent Order stipulated to in March 2010.  Under the MOU the Bank agreed to continue to adhere to the 10.0% Tier 1 leverage ratio previously set by the Consent Order.  With the termination of the MOU in April 2013, the need to continue to adhere to the 10% leverage ratio was lifted.  See also Note 19. Regulatory Matters, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information related to the Consent Order and Written Agreement as they pertain to these requirements and Note 13. Regulatory Matters, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q.

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios:

	Regulatory Standard		June 30, 2013		December 31, 2012		June 30, 2012
	Adequately	Well	Heritage Oaks		Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	12.60%	12.26%	12.32%	11.93%	11.88%	11.46%
Tier I capital to risk weighted assets	4.00%	6.00%	15.77%	15.31%	15.55%	15.02%	14.50%	13.94%
Total risk based capital to risk weighted assets	8.00%	10.00%	17.03%	16.57%	16.81%	16.28%	15.76%	15.21%

As previously discussed, on July 17, 2013 the Company repurchased all 21,000 outstanding shares of the Series A Preferred Stock that was held by the U.S. Department of the Treasury under the TARP program.  Further, on July 30, 2013 the Company reached an agreement with the U.S. Department of the Treasury to repurchase the related warrant to purchase 611,650 shares of the Company's common stock for $1.6 million.  The decision to repurchase the Preferred Stock and the outstanding warrants was made to mitigate the dilutive effect these instruments have on common shareholders.  The funds for this purchase were made available through a one-time dividend from the Bank to Company. The shares were repurchased at par plus accrued but unpaid dividends for a total of $21.2 million.  The Company’s pro-forma regulatory capital ratios at June 30, 2013, after considering the repurchase of the Series A Preferred Stock and the related warrant are 10.5% and 14.4% for Tier 1 Leverage and Total Risk-Based Capital, respectively, which would be well in excess of the regulatory standards to be considered well capitalized.

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

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $14.0 million and $14.1 million at June 30, 2013 and December 31, 2012, respectively.  For a more detailed discussion of these financial instruments refer to Note 18. Commitments and Contingencies in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Additionally at June 30, 2013 and December 31, 2012, the Company had undisbursed loan commitments made in the ordinary course of business totaling $178.8 million and $164.4 million, respectively.  At June 30, 2013 and December 31, 2012, the balance of the Company’s allowance for losses on unfunded commitments was $0.3 million.

Heritage Oaks Bancorp | - 55 -

In connection with the $8.2 million in debt securities issued to Heritage Oaks Capital Trust II the Company issued a full and unconditional payment guarantee of certain accrued distributions by Heritage Oaks Capital Trust II.  There are no Special Purpose Entity trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.  Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At June 30, 2013, these credit lines totaled $37.0 million and are unsecured.  Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of June 30, 2013, the borrowing availability related to this facility was $7.9 million. At June 30, 2013, the Bank had no borrowings against the credit lines or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $233.9 million at June 30, 2013, in addition to the $52.5 million currently outstanding.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a steady stream of cash flows.  As of June 30, 2013, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 30.0% at June 30, 2013 compared to 36.4% at December 31, 2012.  The ratio of gross loans to deposits, another key liquidity ratio, increased to 84.5% at June 30, 2013 compared to 79.2% at December 31, 2012, as loans grew in the first quarter of 2013 while deposits remained effectively flat.

Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs.  In addition, the Bank’s ALCO oversees the Company’s liquidity position by reviewing a monthly liquidity report.  Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

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

Heritage Oaks Bancorp | - 56 -

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of June 30, 2013.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2013 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

(dollar amounts in thousands)	Rate Shock Scenarios
June 30, 2013	-100bp	Base	+100bp	+200bp
Net interest income	$40,760	$40,666	$41,285	$42,185
$ Change from base	$94	$-	$619	$1,519
% Change from base	0.23%	0.00%	1.52%	3.74%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material and adverse. The forecasts are based on estimates and assumptions made by management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the foregoing. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

Heritage Oaks Bancorp | - 57 -

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

(dollar amounts in thousands)
June 30, 2013		Percent of
Rate Type	Balance	Total
Variable - daily	$136,520	18.3%
Variable other than daily	338,770	45.4%
Fixed rate	271,321	36.3%

Total gross loans	$746,611	100.0%

The table above identifies approximately 18.3% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2013, approximately $475.3 million or 63.7% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio:

(dollars in thousands)
June 30, 2013		Percent of
Re-Pricing	Balance	Total
< 1 Year	$281,081	37.6%
1-3 Years	148,793	19.9%
3-5 Years	181,086	24.3%
> 5 Years	135,651	18.2%

Total gross loans	$746,611	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate:

(dollar amounts in thousands)	Move in Prime Rate (bps)
June 30, 2013	+200	+250	+300	+350
Variable daily	$32,025	$49,152	$72,894	$98,004
Variable other than daily	124,402	160,817	200,899	242,259

Cumulative total variable at floor	$156,427	$209,969	$273,793	$340,263

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

Heritage Oaks Bancorp | - 58 -

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220; 3rd. amended complaint filed 8/3/2010.  Plaintiffs sued a title company, a title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer who also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank foreclosed upon and subsequently sold some of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The matter was tendered to the Bank’s insurance carrier, the Bank successfully demurred to one cause of action, and settled the remaining cause of action on July 22, 2013 with the support of its insurance carrier, to avoid incurring the expense of trial.

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. (“Corona”) and related entities are seeking an unspecified amount in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter. The case has been consolidated for trial with a related action by Robert Mann Packing, a supplier to and creditor of the plaintiffs, which alleges that the Bank breached an inter-creditor agreement between the Bank and Robert Mann Packing while collecting proceeds from Corona’s crop sales. The case is in the discovery phase and trial is expected later in 2013 or early 2014. However, the Bank does not expect the litigation to have a material impact on the Bank.

Heritage Oaks Bancorp | - 59 -

Sandra Keller v. Heritage Oaks Bank, et al, U.S. District Court, Central District of California case no. CV-13-2049 CAS, filed 3/21/13.  Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit in federal court against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse.  The Bank is aware of the action but has not been served with legal process.  The complaint is unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacks any merit whatsoever.  The federal court has ordered the plaintiff to show cause why the case should not be dismissed. The Bank has also learned that the plaintiff has filed an identical action in the Superior Court of San Luis Obispo County. The Bank does not expect the litigation to have a material impact on the Bank.

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

Heritage Oaks Bancorp | - 60 -

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the three months ended June 30, 2013 and 2012 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Heritage Oaks Bancorp | - 61 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: August 5, 2013

/s/ Simone Lagomarsino	/s/ Mark Olson
Simone Lagomarsino	Mark Olson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Heritage Oaks Bancorp | - 62 -