Form 10-Q
period 2013-09-30
HERITAGE OAKS BANCORP
filed 2013-11-05
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

YES [    ]    NO [ X ]

As of October 25, 2013 there were 25,391,343 shares outstanding of the registrant’s common stock.

Heritage Oaks Bancorp

Heritage Oaks Bancorp

FORM 10-Q

For the Three and Nine Months Ended September 30, 2013

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(dollar amounts in thousands except per share data)	2013	2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$25,672	$23,425
Interest bearing deposits in other banks	7,609	10,691
Total cash and cash equivalents	33,281	34,116

Investment securities available for sale	267,179	287,682
Federal Home Loan Bank stock	4,739	4,575
Loans held for sale	5,463	22,549
Gross loans	777,154	689,608
Net deferred loan fees	(1,454)	(937)
Allowance for loan losses	(17,468)	(18,118)
Net loans held for investment	758,232	670,553
Premises and equipment	24,129	15,956
Deferred tax assets, net	21,361	21,933
Bank owned life insurance	15,710	15,349
Goodwill and other intangible assets	12,681	12,981
Other assets	11,068	11,838

Total assets	$1,153,843	$1,097,532

Liabilities
Non-interest bearing deposits	$285,428	$273,242
Interest bearing deposits	671,524	597,628
Total deposits	956,952	870,870
Short term FHLB borrowing	5,000	33,000
Long term FHLB borrowing	52,500	33,500
Junior subordinated debentures	8,248	8,248
Other liabilities	6,051	6,385

Total liabilities	1,028,751	952,003

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: none as of September 30, 2013 and 21,000 shares as of December 31, 2012	-	20,536
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of September 30, 2013 and December 31, 2012	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,391,343 shares and 25,307,110 shares as of September 30, 2013 and December 31, 2012, respectively	101,439	101,354
Paid in capital	5,879	7,337
Retained earnings	17,083	8,773
Accumulated other comprehensive (loss) / income, net of tax (benefit) / expense of ($2,037) and $2,745 as of September 30, 2013 and December 31, 2012, respectively	(2,913)	3,925

Total stockholders’ equity	125,092	145,529

Total liabilities and stockholders’ equity	$1,153,843	$1,097,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands except per share data)	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Loans	$10,064	$9,716	$29,448	$29,289
Investment securities	1,347	1,783	3,993	5,311
Other	98	20	216	72
Total interest income	11,509	11,519	33,657	34,672
Interest Expense
Interest on deposits	731	719	2,101	2,315
Other borrowings	296	215	717	617
Total interest expense	1,027	934	2,818	2,932
Net interest income before provision for loan losses	10,482	10,585	30,839	31,740
Provision for loan losses	-	1,286	-	7,681
Net interest income after provision for loan losses	10,482	9,299	30,839	24,059
Non-Interest Income
Fees and service charges	1,195	1,071	3,330	3,270
Mortgage gain on sale and origination fees	656	1,181	2,519	3,071
Gain on sale of investment securities	344	329	3,935	1,696
Gain on sale of other real estate owned	-	102	-	112
Other income	228	301	1,212	851
Total non-interest income	2,423	2,984	10,996	9,000
Non-Interest Expense
Salaries and employee benefits	4,529	4,532	14,535	13,522
Occupancy	781	728	2,384	2,542
Information technology	658	551	1,925	1,911
Professional services	729	1,002	2,082	2,403
Regulatory	212	371	851	1,238
Equipment	395	395	1,245	1,223
Sales and marketing	170	171	438	432
Foreclosed asset costs and write-downs	23	107	131	303
Provision for mortgage loan repurchases	-	125	570	982
Amortization of intangible assets	100	86	300	258
Other expense	954	727	2,478	1,843
Total non-interest expense	8,551	8,795	26,939	26,657
Income before income tax expense / (benefit)	4,354	3,488	14,896	6,402
Income tax expense / (benefit)	1,593	(2,940)	5,689	(3,508)
Net income	2,761	6,428	9,207	9,910
Dividends and accretion on preferred stock	181	357	898	1,113
Net income available to common shareholders	$2,580	$6,071	$8,309	$8,797

Earnings Per Common Share
Basic	$0.10	$0.24	$0.33	$0.35
Diluted	$0.10	$0.23	$0.31	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$2,761	$6,428	$9,207	$9,910
Other comprehensive (loss) / income:
Unrealized security holding (losses) / gains	(1,959)	2,477	(7,685)	7,240
Reclassification for net gains on investments included in earnings	(344)	(329)	(3,935)	(1,696)
Other comprehensive (loss) / income, before income tax (benefit) / expense	(2,303)	2,148	(11,620)	5,544
Income tax (benefit) / expense related to items of other comprehensive income	(947)	883	(4,782)	2,281
Other comprehensive (loss) / income	(1,356)	1,265	(6,838)	3,263
Comprehensive income	$1,405	$7,693	$2,369	$13,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Nine Months
	Ended September 30,
(dollar amounts in thousands)	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$9,207	$9,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,050	1,007
Provision for loan losses	-	7,681
Amortization of premiums / discounts on investment securities, net	3,110	2,488
Amortization of intangible assets	300	258
Share-based compensation expense	391	234
Gain on sale of available for sale securities	(3,935)	(1,696)
Originations of loans held for sale	(120,520)	(132,905)
Proceeds from sale of loans held for sale	137,606	142,262
Net increase in bank owned life insurance	(361)	(388)
Decrease / (increase) in deferred tax asset	5,354	(1,349)
Deferred tax assets valuation allowance adjustment	-	(5,605)
Decrease in other assets	770	478
Decrease in other liabilities	(334)	(2,809)

Net Cash Provided By Operating Activities	32,638	19,566

Cash flows from investing activities:
Purchase of securities, available for sale	(170,063)	(150,783)
Sale of securities, available for sale	144,027	95,786
Maturities and calls of securities, available for sale	544	3
Proceeds from principal paydowns of securities, available for sale	35,200	35,278
(Purchase) / redemption of Federal Home Loan Bank stock	(164)	110
Increase in loans, net	(90,254)	(42,710)
Allowance for loan loss recoveries	1,201	737
Purchase of property, premises and equipment, net	(9,223)	(10,761)
Proceeds from sale of property, premises and equipment	-	19
Proceeds from sale of foreclosed collateral	1,374	1,335

Net Cash Used In Investing Activities	(87,358)	(70,986)

Cash flows from financing activities:
Increase in deposits, net	86,082	68,824
Proceeds from Federal Home Loan Bank borrowing	183,500	166,500
Repayments of Federal Home Loan Bank borrowing	(192,500)	(172,000)
Proceeds from exercise of stock options	85	131
Preferred stock dividends paid	(707)	(2,751)
Retirement of Series A preferred stock and related warrants	(22,575)	-

Net Cash Provided By Financing Activities	53,885	60,704

Net (decrease) / increase in cash and cash equivalents	(835)	9,284
Cash and cash equivalents, beginning of period	34,116	34,892

Cash and cash equivalents, end of period	$33,281	$44,176

(continued)

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(continued)

	For The Nine Months
	Ended September 30,
(dollar amounts in thousands)	2013	2012
Cash Flow Information
Interest paid	$2,791	$3,176
Income taxes paid	$2,100	$2,735

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$(11,620)	$5,545
Loans transferred to foreclosed collateral	$1,374	$769
Accretion of preferred stock discount	$189	$281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.  Summary of Significant Accounting Policies

Description of Business

Heritage Oaks Bancorp (the “Bancorp”) is a California corporation organized in 1994 to act as the holding company for Heritage Oaks Bank (the “Bank”), which opened for business in 1983.  The Bank operates within San Luis Obispo, Santa Barbara and Ventura counties.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo, Santa Barbara and Ventura Counties. No one customer accounts for more than 10% of revenue or assets in any period presented. The Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

The condensed consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, is an unconsolidated subsidiary as the Company is not the primary beneficiary of the trust. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts in the consolidated financial statements for the year ended December 31, 2012 and for the three and nine months ended September 30, 2012 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2013.

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

Heritage Oaks Bancorp | - 8 -

Note 1.  Summary of Significant Accounting Policies – continued

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

Heritage Oaks Bancorp | - 9 -

Note 2.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$7,728	$-	$7,728
Mortgage backed securities:
Agency	-	175,432	-	175,432
Non-agency	-	13,390	-	13,390
Obligations of state and municipal securities	-	44,060	-	44,060
Asset backed securities	-	26,569	-	26,569

Total assets measured on a recurring basis	$-	$267,179	$-	$267,179

December 31, 2012
Assets
Obligations of U.S. government agencies	$-	$7,567	$-	$7,567
Mortgage backed securities:
Agency	-	145,768	-	145,768
Non-agency	-	44,795	-	44,795
Obligations of state and municipal securities	-	68,968	-	68,968
Asset backed securities		20,584	-	20,584

Total assets measured on a recurring basis	$-	$287,682	$-	$287,682

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

Heritage Oaks Bancorp | - 10 -

Note 2.  Fair Value of Assets and Liabilities – continued

As of September 30, 2013 and December 31, 2012, there were no Level 3 instruments. There were also no changes in the balance sheet carrying value associated with recurring Level 3 financial instruments for the three and nine months ended September 30, 2013.  The following table provides a summary of the 2012 changes in balance sheet carrying values associated with recurring Level 3 financial instruments:

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
For the three months ended
September 30, 2012
Obligations of state and municipal securities	$262	$-	$-	$-	$(262)	$-

			Purchases,
	Beginning	Gain / (Loss)	Issuances, and	Sales and	Transfers to / (from)	Ending
(dollar amounts in thousands)	Balance	Included in OCI (1)	Settlements	Maturities	Level III	Balance
For the nine months ended
September 30, 2012
Obligations of state and municipal securities	$259	$3	$-	$-	$(262)	$-
Agency mortgage baked securities	$-	$(191)	$4,674	$-	$(4,483)	$-
Non-agency mortgage backed securities	$3,074	$-	$-	$-	$(3,074)	$-

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost.   Certain impaired loans measured at fair value at December 31, 2012 are no longer recorded at fair value due to borrower payments reducing the carrying value of these loans to less than fair value and due to other impaired loans now being evaluated under the discounted cash flow method versus the collateral method.  The discounted cash flow method as prescribed by ASC 310 Receivables,  is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. The discounted cash flow approach was determined to be the most appropriate impairment method to use for these impaired loans based on their significant payment history and the global cash flow analysis performed on each borrower.

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant		Year to
	Active Markets for	Observable	Unobservable		Date
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total Losses/
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Recoveries)
Assets
Impaired loans
Residential 1 to 4 family	$-	$-	$348	$348	$-
Commercial real estate	-	-	521	521	88
Commercial and industrial	-	-	76	76	959
Land	-	-	3,023	3,023	(8)

Total assets measured on a non-recurring basis	$-	$-	$3,968	$3,968	$1,039

December 31, 2012
Assets
Impaired loans
Commercial and industrial	$-	$820	$213	$1,033	$1,941
Agriculture	-	72	-	72	28
Construction	-	1,656	-	1,656	460
Land	-	-	2,048	2,048	3,802

Total assets measured on a non-recurring basis	$-	$2,548	$2,261	$4,809	$6,231

Heritage Oaks Bancorp | - 11 -

Note 2.  Fair Value of Assets and Liabilities – continued

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on either a recurring and non-recurring basis during the three and nine months ended September 30, 2013 and 2012.

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
September 30, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$33,281	$33,281	$-	$-	$33,281
Investment securities available for sale	267,179	-	267,179	-	267,179
Federal Home Loan Bank stock	4,739	-	-	-	N/A
Loans receivable, net of deferred fees and costs	775,700	-	-	779,769	779,769
Loans held for sale	5,463	-	5,463	-	5,463
Accrued interest receivable	3,629	-	1,194	2,435	3,629
Liabilities
Non-interest bearing deposits	285,428	285,428	-	-	285,428
Interest bearing deposits	671,524	-	673,207	-	673,207
Federal Home Loan Bank advances	57,500	-	55,803	-	55,803
Junior subordinated debentures	8,248	-	-	7,062	7,062
Accrued interest payable	177	-	177	-	177

December 31, 2012
Assets
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
Investments and mortgage-backed securities	287,682	-	287,682	-	287,682
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	688,671	-	2,548	701,144	703,692
Loans held for sale	22,549	-	22,549	-	22,549
Accrued interest receivable	3,915	-	1,497	2,418	3,915
Liabilities
Non interest-bearing deposits	273,242	273,242	-	-	273,242
Interest-bearing deposits	597,628	-	598,664	-	598,664
Federal Home Loan Bank advances	66,500	-	67,059	-	67,059
Junior subordinated debentures	8,248	-	-	7,078	7,078
Accrued interest payable	192	-	192	-	192

Information on off-balance sheet instruments follows:

	September 30, 2013		December 31, 2012
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$170,047	$1,700	$178,432	$1,784

Heritage Oaks Bancorp | - 12 -

Note 3.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$7,738	$37	$(47)	$7,728
Mortgage backed securities
U.S. government sponsored entities and agencies	178,856	446	(3,870)	175,432
Non-agency	13,266	168	(44)	13,390
State and municipal securities	45,333	385	(1,658)	44,060
Asset backed securities	26,936	-	(367)	26,569

Total	$272,129	$1,036	$(5,986)	$267,179

December 31, 2012
Obligations of U.S. government agencies	$7,307	$262	$(2)	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	145,430	1,136	(798)	145,768
Non-agency	43,402	1,578	(185)	44,795
State and municipal securities	64,824	4,240	(96)	68,968
Asset backed securities	20,049	568	(33)	20,584

Total	$281,012	$7,784	$(1,114)	$287,682

Other than Temporary Impairment (“OTTI”)

At the end of the first quarter of 2013, the Company sold the two private labeled mortgage backed securities in which OTTI losses had been recognized, as part of its repositioning of the longer duration portion of the investment portfolio, thereby eliminating all securities in the portfolio for which OTTI losses had been incurred. These securities had an aggregate recorded fair value of $0.7 million ($1.0 million historical cost) at December 31, 2012. The following tables provide information related to these two securities:

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$-	$-	$-	$109	$283	$392
Change in value attributable to other factors	-	-	-	-	(140)	(140)

Balance, end of the period	$-	$-	$-	$109	$143	$252

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$109	$170	$279	$109	$361	$470
Less: losses related to OTTI securities sold	(109)	(170)	(279)	-	-	-
Change in value attributable to other factors	-	-	-	-	(218)	(218)

Balance, end of the period	$-	$-	$-	$109	$143	$252

Heritage Oaks Bancorp | - 13 -

Note 3.  Investment Securities – continued

The following table provides a summary of investment securities in an unrealized loss position:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$3,100	$(46)	$41	$(1)	$3,141	$(47)
Mortgage backed securities
U.S. government sponsored entities and agencies	111,209	(3,566)	5,749	(304)	116,958	(3,870)
Non-agency	1,218	(44)	-	-	1,218	(44)
State and municipal securities	25,638	(1,658)	-	-	25,638	(1,658)
Asset backed securities	17,700	(367)	-	-	17,700	(367)

Total	$158,865	$(5,681)	$5,790	$(305)	$164,655	$(5,986)

December 31, 2012
Obligations of U.S. government agencies	$-	$-	$44	$(2)	$44	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	83,092	(798)	-	-	83,092	(798)
Non-agency	7,204	(15)	719	(170)	7,923	(185)
State and municipal securities	9,813	(96)	-	-	9,813	(96)
Asset backed securities	9,828	(33)	-	-	9,828	(33)

Total	$109,937	$(942)	$763	$(172)	$110,700	$(1,114)

As of September 30, 2013, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security. Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery.  As of September 30, 2013, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Proceeds	$38,930	$41,899	$144,571	$95,789
Gross gains	970	448	5,349	2,160
Gross losses	(626)	(119)	(1,414)	(464)

The income tax expense related to these net realized gains was $0.1 million, for both the three months ended September 30, 2013 and 2012 and $1.6 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Heritage Oaks Bancorp | - 14 -

Note 3.  Investment Securities – continued

The amortized cost and fair value maturities of available for sale investment securities at September 30, 2013 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollar amounts in thousands)
September 30, 2013	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$100	$3,481	$1,729	$2,418	$7,728
Mortgage backed securities
U.S. government sponsored entities and agencies	24,910	75,551	29,616	45,355	175,432
Non-agency	5,426	6,443	1,521	-	13,390
State and municipal securities	40	6,516	34,300	3,204	44,060
Asset backed securities	-	-	14,569	12,000	26,569
Total available for sale securities	$30,476	$91,991	$81,735	$62,977	$267,179

Amortized cost	$30,658	$93,028	$83,805	$64,638	$272,129

Weighted average yield	2.35%	2.26%	2.54%	2.67%	2.45%

Securities having an amortized cost and a fair value of $42.8 million and $41.7 million, respectively at September 30, 2013, and $8.7 million and $9.0 million, respectively at December 31, 2012 were pledged to secure public deposits. As of September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Taxable earnings on investment securities
Obligations of U.S. government agencies	$33	$25	$86	$79
Mortgage backed securities	847	973	2,470	2,971
State and municipal securities	-	5	5	183
Corporate debt securities	-	181	-	504
Asset backed securities	113	72	350	146
Non-taxable earnings on investment securities
State and municipal securities	354	527	1,082	1,428

Total	$1,347	$1,783	$3,993	$5,311

Heritage Oaks Bancorp | - 15 -

Note 4.  Loans

The following table provides a summary of outstanding loan balances:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Real Estate Secured
Multi-family residential	$25,782	$21,467
Residential 1 to 4 family	57,016	41,444
Home equity lines of credit	32,388	31,863
Commercial	442,322	372,592
Farmland	45,573	25,642
Total real estate secured	603,081	493,008

Commercial
Commercial and industrial	103,540	125,340
Agriculture	28,523	21,663
Other	44	61
Total commercial	132,107	147,064

Construction
Single family residential	4,619	8,074
Single family residential - Spec.	1,114	535
Multi-family	747	778
Commercial	6,694	10,329
Total construction	13,174	19,716

Land	25,042	24,664
Installment loans to individuals	3,495	4,895
All other loans (including overdrafts)	255	261

Total gross loans	777,154	689,608

Net deferred loan fees	(1,454)	(937)
Allowance for loan losses	(17,468)	(18,118)

Total net loans	$758,232	$670,553

Loans held for sale	$5,463	$22,549

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $0.5 million for these potential repurchases at September 30, 2013.  The Company has incurred losses of $1.4 million related to the settlement of nine loans since the beginning of 2011, the majority of which were associated with a group of related loans to a borrower found guilty of financial fraud that were originated and sold in 2007.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate of $641.3 million and $537.4 million at September 30, 2013 and December 31, 2012, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Heritage Oaks Bancorp | - 16 -

Note 4.  Loans – continued

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $20.1 million at September 30, 2013 and $7.1 million at December 31, 2012.

From time to time, the Company also originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At September 30, 2013 and December 31, 2012, the unpaid principal balance of SBA loans serviced for others totaled $6.8 million and $3.1 million, respectively.  The Company recognized $0.4 million in gains related to the sale of SBA loans in both the three and nine months ended September 30, 2013, respectively, as compared to no gains from the sale of SBA loans in the first three and nine months of 2012.  The gain on sale of SBA loans was included as a component of other income in non-interest income.

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans:

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
September 30, 2013	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$812	$965	$109	$703	$17
Commercial	1,194	1,925	642	552	91
Commercial
Commercial and industrial	4,671	5,196	3,463	1,208	2,826
Agriculture	810	848	65	745	27
Land	8,063	12,093	7,050	1,013	3,854
Installment loans to individuals	26	71	26	-	10

Totals	$15,576	$21,098	$11,355	$4,221	$6,825

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

Heritage Oaks Bancorp | - 17 -

Note 4.  Loans – continued

The average recorded investment in impaired loans and the interest income recognized on impaired loans was:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$783	$-	$801	$-	$750	$-	$756	$-
Home equity lines of credit	28	-	384	-	43	-	378	-
Commercial	745	-	3,492	-	781	-	3,757	-
Farmland	-	-	363	-	269	-	272	-
Commercial
Commercial and industrial	4,342	8	4,129	-	4,223	11	3,644	4
Agriculture	1,064	-	1,905	-	966	-	2,010	-
Construction
Single family residential	-	-	-	-	-	-	234	-
Commercial	-	-	1,257	-	345	-	943	-
Land	7,760	4	7,189	-	7,605	4	5,863	-
Installment loans to individuals	28	-	89	-	111	-	82	-

Totals	$14,750	$12	$19,609	$-	$15,093	$15	$17,939	$4

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and nine month periods ended September 30, 2013 and 2012. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on accruing troubled debt restructurings (“TDRs”). Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.

At September 30, 2013 and December 31, 2012, $9.8 million and $11.6 million, respectively, in loans were classified as TDRs.  Of those balances, $2.9 million and $17 thousand were accruing as of September 30, 2013 and December 31, 2012, respectively and the remaining balance of TDRs were non-accruing loans.  In a majority of these loans, the Company has granted concessions regarding interest rates, payment structure and maturity.  During the three and nine months ended September 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. These term modifications included a combination of a partial charge-off of principal along with extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 12 months to 18 months.  Forgone interest related to concessions granted on TDRs totaled $43 thousand and $46 thousand for the three months ended September 30, 2013 and 2012, respectively, and $131 thousand and $85 thousand for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

The following tables present loan modifications by class which resulted in TDRs:

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Commercial real estate	1	$227	$227	1	$227	$227
Commercial
Commercial and industrial	-	-	-	3	91	91
Agriculture	1	49	49	2	67	67

Totals	2	$276	$276	6	$385	$385

Heritage Oaks Bancorp | - 18 -

Note 4.  Loans – continued

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Residential 1 to 4 family	-	$-	$-	1	$439	$439
Farmland	1	1,089	1,089	1	1,089	1,089
Commercial
Commercial and industrial	6	1,120	1,099	9	2,115	2,094
Construction
Land	1	63	63	3	8,433	7,063

Totals	8	$2,272	$2,251	14	$12,076	$10,685

The following tables present loans by class modified as troubled debt restructurings, for which there was a payment default within twelve months following the modification:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
(dollar amounts in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Real Estate Secured
Residential 1 to 4 family	-	$-	1	$97
Commercial
Commercial and industrial	-	-	3	843
Agriculture	1	18	1	18

Totals	1	$18	5	$958

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
(dollar amounts in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial
Commercial and industrial	-	$-	3	$254

Totals	-	$-	3	$254

The Bank is actively working with the borrowers to resolve their delinquencies.

Heritage Oaks Bancorp | - 19 -

Note 4.  Loans – continued

Credit Quality

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio:

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
September 30, 2013	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$25,782	$25,198	$-	$584	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	57,016	56,080	4	932	-	-	-	-	452	361
Home equity lines of credit	32,388	32,230	-	158	-	-	-	-	-	-
Commercial	442,322	414,892	3,710	23,720	-	-	-	-	964	226
Farmland	45,573	44,388	980	205	-	-	-	-	-	-
Commercial
Commercial and industrial	103,540	93,743	820	7,991	986	61	35	-	3,224	1,430
Agriculture	28,523	26,947	280	1,296	-	-	-	-	811	-
Other	44	44	-	-	-	-	-	-	-	-
Construction
Single family residential	4,619	4,619	-	-	-	-	-	-	-	-
Single family residential - Spec.	1,114	1,114	-	-	-	-	-	-	-	-
Multi-family	747	747	-	-	-	-	-	-	-	-
Commercial	6,694	6,694	-	-	-	-	-	-	-	-
Land	25,042	15,583	131	9,328	-	-	-	-	7,194	866
Installment loans to individuals	3,495	3,397	-	98	-	-	-	-	27	-
All other loans (including overdrafts)	255	255	-	-	-	-	-	-	-	-

Totals	$777,154	$725,931	$5,925	$44,312	$986	$61	$35	$-	$12,672	$2,883

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
December 31, 2012	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$21,467	$20,869	$-	$598	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	41,444	40,234	6	1,204	-	199	-	-	835	-
Home equity lines of credit	31,863	30,808	-	1,055	-	-	47	-	58	-
Commercial	372,592	332,968	14,235	25,389	-	-	-	-	928	-
Farmland	25,642	20,492	3,260	1,890	-	-	-	-	1,077	-
Commercial
Commercial and industrial	125,340	114,126	2,245	8,969	-	446	104	15	4,657	17
Agriculture	21,663	19,771	106	1,786	-	-	-	-	907	-
Other	61	61	-	-	-	-	-	-	-	-
Construction
Single family residential	8,074	8,074	-	-	-	-	-	-	-	-
Single family residential - Spec.	535	535	-	-	-	-	-	-	-	-
Multi-family	778	778	-	-	-	-	-	-	-	-
Commercial	10,329	8,469	-	1,860	-	-	-	-	1,380	-
Land	24,664	12,461	4,124	8,079	-	50	-	-	7,182	-
Installment loans to individuals	4,895	4,365	230	300	-	-	-	-	285	-
All other loans (including overdrafts)	261	261	-	-	-	-	-	-	-	-

Totals	$689,608	$614,272	$24,206	$51,130	$-	$695	$151	$15	$17,309	$17

Heritage Oaks Bancorp | - 20 -

Note 5.  Allowance for Loan Losses (“ALLL”)

The following tables summarize the activity in the allowance attributed to various segments in the loan portfolio:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, June 30, 2013	$6,509	$6,618	$198	$4,465	$108	$36	$17,934
Charge-offs	(41)	(736)	-	-	(207)	-	(984)
Recoveries	19	475	1	11	12	-	518
Provisions for loan losses	(180)	(207)	44	170	174	(1)	-

Balance, September 30, 2013	$6,307	$6,150	$243	$4,646	$87	$35	$17,468

Balance, June 30, 2012	$6,897	$6,261	$381	$4,483	$91	$36	$18,149
Charge-offs	(106)	(1,511)	(92)	-	(9)	-	(1,718)
Recoveries	12	246	1	5	5	1	270
Provisions for loan losses	1,184	75	268	(225)	(15)	(1)	1,286

Balance, September 30, 2012	$7,987	$5,071	$558	$4,263	$72	$36	$17,987

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2012	$6,879	$6,154	$313	$4,670	$64	$38	$18,118
Charge-offs	(131)	(1,137)	(169)	(34)	(380)	-	(1,851)
Recoveries	143	947	2	45	64	-	1,201
Provisions for loan losses	(584)	186	97	(35)	339	(3)	-

Balance, September 30, 2013	$6,307	$6,150	$243	$4,646	$87	$35	$17,468

Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(2,471)	(4,272)	(668)	(2,168)	(29)	(137)	(9,745)
Recoveries	74	623	1	18	18	3	737
Provisions for loan losses (1)	739	2,171	737	3,997	(92)	129	7,681

Balance, September 30, 2012	$7,987	$5,071	$558	$4,263	$72	$36	$17,987

(1) The provision for loan losses includes the transfer of $3.9 million from C&I to Land related to the re-characterization of a loan as part of a TDR in the second quarter of 2012, as the restructured loan became collateral dependent on a parcel of land.

The following tables summarize comparative metrics about the allowance attributed to various segments of the loan portfolio:

	September 30, 2013
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$108	$2,853	$-	$3,854	$10	$-	$6,825
General portfolio allocation	$6,199	$3,297	$243	$792	$77	$35	$10,643

Loans individually evaluated for impairment	$2,003	$5,465	$-	$8,060	$27	$-	$15,555
Loans collectively evaluated for impairment	$601,078	$126,642	$13,174	$16,982	$3,468	$255	$761,599
General reserves to total loans collectively evaluated for impairment	1.03%	2.60%	1.84%	4.66%	2.22%	13.73%	1.40%

Total gross loans	$603,081	$132,107	$13,174	$25,042	$3,495	$255	$777,154
Total allowance to gross loans	1.05%	4.66%	1.84%	18.55%	2.49%	13.73%	2.25%

Heritage Oaks Bancorp | - 21 -

Note 5.  Allowance for Loan Losses (“ALLL”) – continued

	December 31, 2012
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$25	$2,185	$-	$3,829	$22	$-	$6,061
General portfolio allocation	$6,854	$3,969	$313	$841	$42	$38	$12,057

Loans individually evaluated for impairment	$2,898	$5,596	$1,380	$7,182	$285	$-	$17,341
Loans collectively evaluated for impairment	$490,110	$141,468	$18,336	$17,482	$4,610	$261	$672,267
General reserves to total loans collectively evaluated for impairment	1.40%	2.81%	1.71%	4.81%	0.91%	14.56%	1.79%

Total gross loans	$493,008	$147,064	$19,716	$24,664	$4,895	$261	$689,608
Total allowance to gross loans	1.40%	4.18%	1.59%	18.93%	1.31%	14.56%	2.63%

Note 6.  Deferred Tax Assets and Income Taxes

The table below summarizes the Company’s net deferred tax asset:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Deferred tax assets
Provision for loan losses	$8,669	$14,348
Forgone interest on non-accrual loans	855	884
Fixed assets	459	405
Accruals	929	792
Alternative minimum tax credit	2,855	2,153
Deferred income	2,129	1,838
Deferred compensation	1,602	1,477
Net operating loss carryforward	6	907
Investment securities valuation	2,037	-
Other than temporary impairment	-	45
Realized built-in loss subject to § 382	2,433	3,234
Charitable contribution	-	61
State deferred tax	781	59
Total deferred tax assets	22,755	26,203

Deferred tax liabilities
Fair value adjustment for purchased assets	362	455
Investment securities valuation	-	2,745
Deferred costs, prepaids and FHLB advances	1,032	1,070

Total deferred tax liabilities	1,394	4,270
Net deferred tax assets	$21,361	$21,933

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

The Company’s return to profitability in 2011 and continued profits in 2012 substantially eliminated the three year cumulative loss position.  In addition, declines in the level of deferred tax assets and changes in their composition, along with projections of profitability for the foreseeable future and an improvement in the credit quality of the Company’s loan portfolio have combined to improve the outlook for the recovery of the valuation allowance provided for in 2010.  As a result of this improved outlook, the Company reduced the level of valuation allowance in the fourth quarter of 2011 by $1.5 million and then reversed the remaining $5.6 million valuation allowance in 2012, of which amount $4.1 million was reversed in the third quarter of 2012 and a total of $1.5 million was reduced in the first half of 2012, based on the Company’s determination that it was more likely than not that its entire deferred tax asset position would be realized.

Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of September 30, 2013 and December 31, 2012. The following table provides a summary for the current and deferred amounts of the Company’s income tax expense / (benefit):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Current:
Federal	$495	$936	$306	$2,489
State	(249)	485	29	957

Total current (benefit) / expense	246	1,421	335	3,446

Deferred:
Federal	630	(141)	3,777	(1,061)
State	717	(115)	1,577	(288)

Total deferred expense / (benefit)	1,347	(256)	5,354	(1,349)

Deferred Tax Valuation Allowance:
Federal	-	(2,552)	-	(3,662)
State	-	(1,553)	-	(1,943)

Total deferred tax valuation allowance change	-	(4,105)	-	(5,605)

Total income tax expense / (benefit)	$1,593	$(2,940)	$5,689	$(3,508)

Heritage Oaks Bancorp | - 23 -

Note 6.  Deferred Tax Assets and Income Taxes – continued

The following table reconciles the statutory federal income tax expense / (benefit) and rate to the Company’s effective income tax expense / (benefit) and rate:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense at federal statutory tax rate	$1,525	35.0%	$1,221	35.0%	$5,214	35.00%	$2,241	35.0%
State income taxes, net of federal income tax benefit	304	7.0%	241	6.9%	1,044	7.0%	435	6.8%
Change in deferred tax asset valuation allowance	-	0.0%	(4,105)	-117.7%	-	0.0%	(5,605)	-87.6%
Bank owned life insurance	(38)	-0.9%	(56)	-1.6%	(115)	-0.8%	(109)	-1.7%
Tax exempt income, net of interest expense	(176)	-4.0%	(217)	-6.2%	(402)	-2.7%	(415)	-6.5%
Other, net	(22)	-0.5%	(24)	-0.7%	(52)	-0.3%	(55)	-0.8%

Total income tax expense / (benefit)	$1,593	36.6%	$(2,940)	-84.3%	$5,689	38.2%	$(3,508)	-54.8%

Note 7.  Other Real Estate Owned (“OREO”)

The Company had no OREO activity for the quarter ended September 30, 2013. The following table provides a summary of the third quarter 2012 change in the balance of OREO:

	Balance				Balance
	June 30,				September 30,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$431	$-	$-	$(31)	$400
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	397	-	(397)	-	-
Land	32	-	-	(32)	-

Totals	$1,075	$-	$(397)	$(63)	$615

The following tables provide a summary of the year to date change in the balance of OREO:

	Balance				Balance
	December 31,				September 30,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2013
Real Estate Secured
Commercial	$-	$1,374	$(1,374)	$-	$-

Totals	$-	$1,374	$(1,374)	$-	$-

	Balance				Balance
	December 31,				September 30,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$607	$(176)	$(31)	$400
Commercial	215	-	-	-	215
Construction
Single family residential - Spec.	423	-	(397)	(26)	-
Tract	100	-	(100)	-	-
Land	179	162	(300)	(41)	-

Totals	$917	$769	$(973)	$(98)	$615

The Company did not realize any gains or losses related to disposal of OREO during the three or nine months ended September 30, 2013.

Heritage Oaks Bancorp | - 24 -

Note 8. Deposits

The following table provides a summary of deposits by product type:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Non-interest bearing deposits	$285,428	$273,242
Interest bearing deposits:
NOW accounts	83,961	76,728
Money market deposit accounts	324,990	293,525
Other savings deposits	43,089	41,021
Time certificates of $100 or more	145,315	97,105
Other time deposits	74,169	89,249

Total deposits	$956,952	$870,870

Note 9.  Capital

The following table sets forth the Company’s and the Bank’s actual regulatory ratios and the regulatory standard:

	Regulatory Standard	September 30, 2013		December 31, 2012
	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	5.00%	10.58%	10.05%	12.32%	11.93%
Tier I capital to risk weighted assets	6.00%	13.27%	12.59%	15.55%	15.02%
Total risk based capital to risk weighted assets	10.00%	14.53%	13.85%	16.81%	16.28%

Note 10.  Share-Based Compensation Plans

As of September 30, 2013, the Company had two share-based employee compensation plans, which are more fully described in Note 14. Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Share-based compensation expense:
Stock option expense	$68	$39	$183	$92
Restricted stock expense	80	67	208	142

Total expense	$148	$106	$391	$234
Unrecognized compensation expense:
Stock option expense	$762	$620
Restricted stock expense	775	624

Total unrecognized expense	$1,537	$1,244

At September 30, 2013, there was a total of $0.8 million of unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.3 years.

Heritage Oaks Bancorp | - 25 -

Note 10.  Share-Based Compensation Plans – continued

The Company periodically grants restricted share awards to employees and directors. These restricted shares generally vest over a period of one to five years depending on the terms of the grant.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  The total unrecognized compensation expense related to restricted share awards at September 30, 2013 was $0.8 million.  That expense is expected to be recognized over the next 2.9 years.

The following table provides a summary of activity related to options granted, exercised, and forfeited:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2012	523,129	$6.11	1,715,616
Granted	167,415	6.30
Forfeited	(65,356)	5.81
Expired	(4,275)	4.62
Exercised	(20,339)	3.90

Balance, September 30, 2013	600,574	$6.28	1,565,670

The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2012	196,850	$4.27
Granted	72,786	6.26
Vested	(57,508)	4.40
Forfeited	(8,892)	5.17

Balance September 30, 2013	203,236	$4.91

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $42 thousand for the year to date period ended September 30, 2013.  The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	572,450	$6.29	7.46	$720,971
Exercisable at September 30, 2013	304,409	$6.62	5.84	$572,600

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted:

	For the Nine Months Ended
	September 30,
	2013	2012
Expected volatility	55.32%	52.26%
Expected term (years)	6	7
Dividend yield	0.00%	0.00%
Risk free rate	1.55%	1.11%

Weighted-average grant date fair value	$3.31	$2.87

Heritage Oaks Bancorp | - 26 -

Note 11.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

U.S Treasury’s Capital Purchase Program (“CPP”)

On March 20, 2009, the Company issued 21,000 shares of Series A Senior Preferred Stock to the United States Department of Treasury (“U.S. Treasury”) under the terms of the CPP for $21.0 million with a liquidation preference of $1,000 per share.  The preferred stock carries a coupon of 5% for five years and 9% thereafter.  Senior preferred stock issued to the U.S. Treasury is non-voting, cumulative, and perpetual and may be redeemed at 100% of their liquidation preference plus accrued and unpaid dividends following three years from the date of issue.  In addition, the Company issued a warrant to the U.S. Treasury to purchase shares of the Company’s common stock in an amount equal to 15% of the preferred equity issuance or approximately $3.2 million (611,650 shares).  The warrant was exercisable immediately at a price of $5.15 per share, would have expired after a period of 10 years from issuance and is transferable by the U.S. Treasury.  The warrant would have been dilutive to earnings per common share during reporting periods in which the market price of the Company’s common stock was above the warrant’s exercise price.

In July 2013, the Company received approval to dividend $25.0 million from the Bank to the Company, to facilitate the repurchase of the 21,000 shares of Series A Preferred Stock and the related warrant to purchase 611,650 shares of the Company’s common stock.  The Company completed the repurchase of the Series A Preferred Stock at par, including accrued but unpaid dividends, for $21.2 million on July 17, 2013.  On July 29, 2013, the Company made a bid to repurchase the warrant to purchase 611,650 shares of the Company’s common stock for $1.6 million.  On July 30, 2013, the United States Department of Treasury accepted the Company’s bid.  The repurchase of the warrant occurred on August 7, 2013.

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

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of September 30, 2013.

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Heritage Oaks Bancorp | - 27 -

Note 12.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009, which was retired unexercised in August 2013, or the Series C Perpetual Preferred Stock the Company issued during 2010.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.  For the three months ended September 30, 2013 and 2012, common stock equivalents, primarily options, totaling approximately 418,000 shares and 299,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the nine months ended September 30, 2013 and 2012, common stock equivalents, primarily options, totaling approximately 358,000 shares and 278,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended September 30,
	2013		2012
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$2,761		$6,428
Dividends and accretion on preferred stock	(181)		(357)

Net income available to common shareholders	$2,580		$6,071

Weighted average shares outstanding		25,172,929		25,089,325

Basic earnings per common share	$0.10		$0.24

Dilutive effect of share-based compensation awards, common stock warrants, and convertible perpetual preferred stock		1,376,639		1,341,392

Weighted average diluted shares outstanding		26,549,568		26,430,717

Diluted earnings per common share	$0.10		$0.23

	For the Nine Months Ended September 30,
	2013		2012
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$9,207		$9,910
Dividends and accretion on preferred stock	(898)		(1,113)

Net applicable to common shareholders	$8,309		$8,797

Weighted average shares outstanding		25,138,410		25,074,405

Basic earnings per common share	$0.33		$0.35

Dilutive effect of share-based compensation awards, common stock warrant, and convertible perpetual preferred stock		1,401,694		1,280,238

Weighted average diluted shares outstanding		26,540,104		26,354,643

Diluted earnings per common share	$0.31		$0.33

Heritage Oaks Bancorp | - 28 -

Note 13.  Regulatory Matters

Memorandums of Understanding

Since April 2012, the Bank has operated under a Memorandum of Understanding (“MOU”) with the FDIC and California Department of Financial Institutions (“DFI”), which replaced the Consent Order entered into in 2010. In the MOU, the Company committed to, among other things; continue to make progress in improving credit quality and processes as well as to continue to comply with the 10% Leverage Ratio as originally established by the Order.

Effective April 24, 2013, the FDIC and DFI terminated their MOU with the Bank, signifying full resolution of all open matters raised as part of their examination in 2010 and recognition of the improved financial health of the Bank.  As such the Bank will no longer be subject to the MOU’s 10% Leverage Ratio requirement, as well as the other provisions of the MOU.

Since July 2012, the Company has operated under a MOU with the FRB, which replaced the Written Agreement entered into in 2010.  In the MOU the Company committed among other things, to continue to seek FRB approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt. On September 4, 2013, the Federal Reserve Bank of San Francisco terminated the MOU with the Bank.

Note 14.  Subsequent Events

On October 21, 2013, the Company signed a definitive agreement and plan of merger (the “Merger Agreement”) whereby the Company will acquire Mission Community Bancorp and merge their respective banks, Heritage Oaks Bank and Mission Community Bank.  Under the terms of the Merger Agreement, holders of Mission Community Bancorp’s common stock, warrants and options will receive aggregate cash consideration of $8.0 million and aggregate stock consideration of 7,541,353 shares of the Company’s common stock.  The total value of the merger consideration is $56.4 million, based on a $6.42 closing price of the Company’s common stock on October 18, 2013.  The transaction is currently expected to close in the first quarter of 2014, subject to customary conditions, including the approval of bank regulatory authorities and the shareholders of both companies.

Heritage Oaks Bancorp | - 29 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many but not all of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995, as amended.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information available to management at the time such statements are first made.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the uncertainty as to whether the financial crisis in the United States has fully been resolved, including the continuing relative softness in the California real estate market, and the response of federal and state government and our regulators thereto; credit quality deterioration or a reduction in real estate values causing an increase in the allowance for credit losses and a reduction in net earnings; a decline in general economic conditions in those areas in which the Company operates; competitive pressure among depository institutions; fluctuations in interest rates and the possibility that a change in the interest rate environment may reduce net interest margins; changes in the Company’s business strategy or development plans; the Company’s ability to gain regulatory and shareholder approval for the recently announced acquisition of Mission Community Bancorp; changes in governmental regulation; economic, political and global changes arising from the war on terrorism, social unrest and other civil disturbances; the Company’s ability to increase profitability and sustain growth; asset/liability re-pricing risks and liquidity risks; the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan and lease losses; the threat and impact of cyber-attacks on our Company and our third party vendors information technology infrastructure; environmental conditions, including natural disasters such as earthquakes, landslides and wildfires, may disrupt business, impede operations, or negatively impact the values of collateral securing loans;  and financial policies of the United States government.

Additional information on these risks and other factors that could affect operating results and financial condition are detailed in reports filed by the Company with the U.S. Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company with the U.S. Securities and Exchange Commission on March 4, 2013. Forward looking statements speak only as of the date they are made, and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date the forward looking statements are made, whether as a result of new information, future developments or otherwise, and specifically disclaims any obligation to revise or update such forward looking statements for any reason, except as may be required by law.

Overview

The Company

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank (“Bank”), a bank founded in 1983 that serves San Luis Obispo, Santa Barbara and Ventura Counties.  In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company whose sole purpose was to issue trust preferred securities.

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

Heritage Oaks Bancorp | - 30 -

Between March 2010 and April 2012, the Bank operated under a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”).  In April 2012, the Bank’s Consent Order was terminated and replaced with an informal Memorandum of Understanding (“MOU”).  Effective April 24, 2013, the FDIC and DFI terminated the MOU with the Bank, signifying resolution of all open matters raised as part of their examination in 2010.  As such, the Bank is no longer subject to the MOU’s 10% leverage ratio requirement, or any of the other provisions of the MOU.

Between March 2010 and July 2012, the Company operated under a Written Agreement with the Federal Reserve Bank of San Francisco (“SF FRB”).  In July 2012, the Company’s Written Agreement with the SF FRB was terminated and replaced with an informal MOU.  The Company operated under the terms of the MOU until it was terminated in September 2013.

Financial Highlights

Net income for the three months ended September 30, 2013 was $2.8 million, or $0.10 per diluted common share as compared with $6.4 million, or $0.23 per diluted common share for the three months ended September 30, 2012.  Net income for the nine months ended September 30, 2013 was $9.2 million, or $0.31 per diluted common share as compared with $9.9 million, or $0.33 per diluted common share for the nine months ended September 30, 2012.

Significant factors impacting the Company’s net income during the first nine months of 2013 were:

¡                 Net interest income declined for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012 largely due to the continued impact of net interest margin compression associated with a decline in yields on our investment and loan portfolios attributable to the historically low interest rate environment and increasing competition in our lending market.  Net interest income was $10.5 million, or 4.04% of average interest earning assets (“net interest margin”), for the third quarter of 2013 compared with $10.6 million, or a 4.36% net interest margin, for the same period a year earlier.  For the first nine months of 2013, net interest income was $30.8 million, or a 4.07% net interest margin, compared with $31.7 million, or a 4.49% net interest margin from the same period a year ago.

¡                 No provision for loan losses was recorded in either the three and nine months ended September 30, 2013.  This lack of provisioning is due to continued improvements in the overall credit quality of the loan portfolio, an improvement in historical loan charge-off experience and a change in the mix of loans to products with lower credit risk.

¡                 For the first nine months of 2013, non-interest income increased $2.0 million to $11.0 million from $9.0 million for the same period a year ago.  However, non-interest income decreased $0.6 million to $2.4 million for the third quarter of 2013 from $3.0 million for the same period a year earlier. Higher non-interest income during the first nine months of 2013 compared with the same period a year ago is primarily the result of $3.9 million of gains on the sale of investment securities, which gains were largely due to the sale of $89.3 million of securities in the first quarter of 2013. These securities were sold to reduce the overall duration of the investment securities portfolio to limit interest rate risk and to provide a funding source for our growing loan demand. Total duration of the investment securities portfolio declined from 3.1 years prior to the sale of the investment securities to 2.4 years after the sale.  The increase in the gain on sale of investment securities was partially offset by a reduction in gains on mortgage sales of $0.6 million due to a decline in the level of refinancing activity attributable to the increase in the long-term mortgage rates over the last two quarters. This decline was the primary cause of the decline in non-interest income for the third quarter of 2013 as compared to the corresponding period in 2012.

¡                 Non-interest expense decreased to $8.6 million for the three months ended September 30, 2013 from $8.8 million for the same period a year earlier.  However, for the first nine months of 2013, non-interest expense increased to $26.9 million from $26.7 million for the same period a year ago.  The decline in non-interest expense for the third quarter of 2013 was the result of reductions in professional fees attributable to the efficiency study that was undertaken in the latter half of 2012 and completed in the first quarter of 2013. We also experienced a decline in regulatory costs attributable to the termination of the MOUs with the FDIC, DFI and FRB during the second and third quarters of 2013. These declines were partially offset by an increase in other expense due to increased lending costs to support the growth in the loan portfolio and settlement costs attributable to resolution of a legal matter.  The increase for the first nine months of 2013 was primarily the result of higher employee compensation costs due to the reintroduction of incentive compensation plans in the second half of 2012, merit increases and higher variable compensation. Non-interest expense was also impacted by an increase in other expense for the same reasons as previously discussed.  These increases were substantially offset by a reduction in mortgage loan repurchase provision, professional services fees, regulatory and occupancy costs.

Heritage Oaks Bancorp | - 31 -

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

Heritage Oaks Bancorp | - 32 -

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles.  See also Note 2. Fair Value of Assets and Liabilities, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

Where You Can Find More Information

Under Section 13 of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company electronically files the following documents with the SEC: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and Definitive Proxy Statements on Form DEF 14A. The Company may file additional documents from time to time. The SEC maintains an internet site, www.sec.gov, from which all documents filed or furnished electronically may be accessed. Additionally, all documents filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.

The Company posts these reports and other filings to its website as soon as reasonably practicable after filing them with or furnishing them to the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Heritage Oaks Bancorp | - 33 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended,
(dollar amounts in thousands, except per share data)	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Consolidated Income Data:
Interest income	$11,509	$11,075	$11,073	$11,649	$11,519	$11,401	$11,752	$12,012	$12,072
Interest expense	1,027	926	865	886	934	995	1,003	1,106	1,217
Net interest income	10,482	10,149	10,208	10,763	10,585	10,406	10,749	10,906	10,855
Provision for loan losses	-	-	-	-	1,286	3,064	3,331	693	1,086
Net interest income after provision for loan losses	10,482	10,149	10,208	10,763	9,299	7,342	7,418	10,213	9,769
Non-interest income	2,423	2,912	5,661	3,548	2,984	3,494	2,522	3,213	2,557
Non-interest expense	8,551	8,640	9,748	9,474	8,795	9,133	8,729	9,221	9,050
Income before income tax expense / (benefit)	4,354	4,421	6,121	4,837	3,488	1,703	1,211	4,205	3,276
Income tax expense / (benefit)	1,593	1,705	2,391	1,710	(2,940)	(194)	(374)	75	1,157
Net income	2,761	2,716	3,730	3,127	6,428	1,897	1,585	4,130	2,119
Dividends and accretion on preferred stock	181	359	358	357	357	375	381	250	373
Net income available to common shareholders	$2,580	$2,357	$3,372	$2,770	$6,071	$1,522	$1,204	$3,880	$1,746
Share Data:
Earnings per common share - basic	$0.10	$0.09	$0.13	$0.11	$0.24	$0.06	$0.05	$0.16	$0.07
Earnings per common share - diluted	$0.10	$0.09	$0.13	$0.10	$0.23	$0.06	$0.05	$0.15	$0.07
Dividend payout ratio (1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Common book value per share	$4.78	$4.80	$4.82	$4.78	$4.65	$4.36	$4.29	$4.17	$4.04
Tangible common book value per share	$4.29	$4.30	$4.31	$4.27	$4.16	$3.86	$3.79	$3.67	$3.53
Actual shares outstanding at end of period	25,391,343	25,342,560	25,331,541	25,307,110	25,288,430	25,234,262	25,163,571	25,145,717	25,081,819
Weighted average shares outstanding - basic	25,172,929	25,130,299	25,112,004	25,101,083	25,089,325	25,076,226	25,057,664	25,054,204	25,054,027
Weighted average shares outstanding - diluted	26,549,568	26,543,268	26,527,457	26,485,728	26,430,717	26,399,117	26,290,370	26,261,179	26,254,045
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$33,281	$38,539	$38,517	$34,116	$44,176	$32,558	$26,702	$34,892	$26,722
Total investments and other securities	$267,179	$237,540	$247,890	$287,682	$261,451	$260,786	$266,996	$236,982	$248,854
Total gross loans	$777,154	$746,611	$704,880	$689,608	$678,348	$663,670	$645,468	$646,286	$648,194
Allowance for loan losses	$(17,468)	$(17,934)	$(17,743)	$(18,118)	$(17,987)	$(18,149)	$(19,801)	$(19,314)	$(20,409)
Total assets	$1,153,843	$1,096,882	$1,064,684	$1,097,532	$1,058,679	$1,023,774	$1,008,780	$987,138	$983,117
Total deposits	$956,952	$883,329	$862,815	$870,870	$855,032	$833,913	$806,360	$786,208	$801,733
Federal Home Loan Bank borrowings	$57,500	$52,500	$36,500	$66,500	$46,000	$40,000	$52,500	$51,500	$36,500
Junior subordinated debt	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248
Total stockholders’ equity	$125,092	$146,288	$146,739	$145,529	$142,285	$134,690	$132,623	$129,554	$126,031
Selected Other Balance Sheet Data:
Average assets	$1,123,875	$1,091,746	$1,079,615	$1,062,595	$1,039,773	$1,017,030	$979,855	$984,565	$984,096
Average earning assets	$1,028,879	$1,007,673	$1,000,072	$985,326	$965,100	$948,095	$916,269	$925,894	$922,614
Average stockholders’ equity	$129,517	$148,023	$146,902	$144,843	$137,457	$134,788	$132,384	$127,315	$126,002
Selected Financial Ratios:
Return on average assets	0.97%	1.00%	1.40%	1.17%	2.46%	0.75%	0.65%	1.66%	0.85%
Return on average equity	8.46%	7.36%	10.30%	8.59%	18.60%	5.66%	4.82%	12.87%	6.67%
Return on average tangible common equity	9.04%	8.55%	12.51%	10.23%	24.08%	6.28%	5.10%	17.12%	7.82%
Net interest margin (2)	4.04%	4.04%	4.14%	4.35%	4.36%	4.41%	4.72%	4.67%	4.67%
Efficiency ratio (3)	67.10%	65.00%	78.10%	70.36%	65.47%	69.75%	65.70%	66.17%	66.52%
Non-interest expense to average assets	3.02%	3.17%	3.66%	3.55%	3.37%	3.61%	3.58%	3.72%	3.65%
Capital Ratios:
Average equity to average assets	11.52%	13.56%	13.61%	13.40%	13.22%	13.25%	13.51%	12.93%	12.80%
Leverage Ratio	10.58%	12.60%	12.72%	12.32%	12.15%	11.88%	12.17%	12.06%	11.56%
Tier 1 Risk-Based Capital ratio	13.27%	15.77%	16.50%	15.55%	14.92%	14.50%	14.60%	14.81%	14.37%
Total Risk-Based Capital ratio	14.53%	17.03%	17.76%	16.81%	16.19%	15.76%	15.87%	16.07%	15.63%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (4)	1.63%	1.87%	1.73%	2.51%	3.02%	3.15%	2.58%	1.91%	2.02%
Non-performing assets to total assets (5)	1.10%	1.27%	1.16%	1.58%	1.99%	2.14%	1.74%	1.35%	1.56%
Allowance for loan losses to total gross loans	2.25%	2.40%	2.52%	2.63%	2.65%	2.73%	3.07%	2.99%	3.15%
Net charge-offs (recoveries) to average loans	0.24%	-0.10%	0.22%	-0.07%	0.85%	2.86%	1.75%	1.08%	1.43%

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

Heritage Oaks Bancorp | - 34 -

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

For the three months ended September 30, 2013 and 2012, net interest margin was 4.04% and 4.36%, respectively. For the nine months ended September 30, 2013 and 2012, net interest margin was 4.07% and 4.49%, respectively. The tables below set forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Interest bearing deposits in other banks	$11,729	0.27%	$8	$13,042	0.15%	$5
Investment securities taxable	214,347	1.84%	994	204,291	2.45%	1,256
Investment securities non taxable	40,650	3.45%	353	62,634	3.35%	527
Other investments	6,642	5.38%	90	6,478	0.92%	15
Loans (1) (2)	755,511	5.28%	10,064	678,655	5.70%	9,716
Total interest earning assets	1,028,879	4.44%	11,509	965,100	4.75%	11,519

Allowance for loan losses	(18,055)			(18,207)
Other assets	113,051			92,880

Total assets	$1,123,875			$1,039,773

Interest Bearing Liabilities
Interest bearing demand	$80,523	0.10%	$21	$70,664	0.13%	$23
Savings	41,563	0.10%	10	36,454	0.10%	9
Money market	303,842	0.34%	257	295,792	0.34%	256
Time deposits	201,670	0.87%	443	182,138	0.94%	431
Total interest bearing deposits	627,598	0.46%	731	585,048	0.49%	719
Federal Home Loan Bank borrowing	62,598	1.61%	254	45,527	1.48%	169
Junior subordinated debentures	8,248	2.02%	42	8,248	2.22%	46
Total borrowed funds	70,846	1.66%	296	53,775	1.59%	215
Total interest bearing liabilities	698,444	0.58%	1,027	638,823	0.58%	934
Non interest bearing demand	288,380			255,241
Total funding	986,824	0.41%	1,027	894,064	0.42%	934
Other liabilities	7,534			8,252
Total liabilities	994,358			902,316

Stockholders’ Equity
Total stockholders’ equity	129,517			137,457
Total liabilities and stockholders’ equity	$1,123,875			$1,039,773

Net interest margin (3)		4.04%			4.36%

Interest rate spread		3.86%	$10,482		4.17%	$10,585

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp |- 35 -

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Interest bearing deposits in other banks	$15,007	0.22%	$25	$14,920	0.16%	$18
Investment securities taxable	212,005	1.84%	2,912	201,517	2.57%	3,883
Investment securities non taxable	44,457	3.25%	1,081	54,901	3.47%	1,428
Other investments	6,573	3.89%	191	6,532	1.10%	54
Loans (1) (2)	734,271	5.36%	29,448	665,365	5.88%	29,289
Total interest earning assets	1,012,313	4.45%	33,657	943,235	4.91%	34,672

Allowance for loan losses	(17,986)			(19,227)
Other assets	104,247			88,317

Total assets	$1,098,574			$1,012,325

Interest Bearing Liabilities:
Interest bearing demand	$75,153	0.10%	$59	$66,474	0.11%	$55
Savings	40,322	0.10%	30	35,251	0.10%	27
Money market	294,123	0.33%	722	286,040	0.37%	792
Time deposits	193,502	0.89%	1,290	186,264	1.03%	1,442
Total interest bearing deposits	603,100	0.47%	2,101	574,029	0.54%	2,316
Federal Home Loan Bank borrowing	57,866	1.37%	592	50,115	1.25%	468
Junior subordinated debentures	8,248	2.03%	125	8,248	2.40%	148
Total borrowed funds	66,114	1.45%	717	58,363	1.41%	616
Total interest bearing liabilities	669,214	0.56%	2,818	632,392	0.62%	2,932
Non interest bearing demand	276,499			235,588
Total funding	945,713	0.40%	2,818	867,980	0.45%	2,932
Other liabilities	11,444			9,454
Total liabilities	957,157			877,434

Stockholders’ Equity:
Total stockholders’ equity	141,417			134,891
Total liabilities and stockholders’ equity	$1,098,574			$1,012,325

Net interest margin (3)		4.07%			4.49%

Interest rate spread		3.89%	$30,839		4.29%	$31,740

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 36 -

The volume and rate variance tables below set forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities as compared to the corresponding periods a year earlier, and the amount of such change attributable to changes in average balances (volume), changes in average yields and rates (rate) and the interplay of the impacts of the changes in rates and volumes (rate/volume):

	For The Three Months Ended,				For The Nine Months Ended,
	September 30, 2013 over 2012				September 30, 2013 over 2012
(dollar amounts in thousands)	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
Interest income:
Interest bearing deposits in other banks	$-	$3	$-	$3	$-	$7	$-	$7
Investment securities taxable	62	(309)	(15)	(262)	202	(1,115)	(58)	(971)
Investment securities non-taxable (1)	(282)	26	(8)	(264)	(411)	(141)	26	(526)
Taxable equivalent adjustment (1)	96	(9)	3	90	140	48	(9)	179
Other investments	-	73	2	75	-	136	1	137
Loans	1,104	(676)	(80)	348	3,030	(2,604)	(267)	159

Net increase / (decrease)	980	(892)	(98)	(10)	2,961	(3,669)	(307)	(1,015)
Interest expense:
Savings, NOW, money market	16	(15)	(1)	-	49	(106)	(6)	(63)
Time deposits	46	(31)	(3)	12	56	(200)	(8)	(152)
Federal Home Loan Bank borrowing	64	15	6	85	72	45	7	124
Long term borrowings	-	(4)	-	(4)	-	(23)	-	(23)

Net (decrease) / increase	126	(35)	2	93	177	(284)	(7)	(114)

Total net increase / (decrease)	$854	$(857)	$(100)	$(103)	$2,784	$(3,385)	$(300)	$(901)

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

For the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012, the impact of the continued current low interest rate environment has had an adverse impact on yields on new and renewing loans. In addition, the low interest rate environment and relative flatness of interest yield curves have  had a two-fold impact on securities’ yields as new investments are typically providing lower yields, and existing investments in mortgage backed securities are realizing increased levels of refinancing of the underlying mortgages during most of 2013, which resulted in acceleration of the amortization of premiums paid on these securities.  These factors have combined to reduce the yield on earning assets for the three and nine months ended September 30, 2013 by 31 basis points and 46 basis points, respectively, as compared to the corresponding periods in 2012. While the loan portfolio has continued to grow since the third quarter of 2012 and continues to contribute to a more favorable earning asset mix, we continue to hold a large portion of our earning assets in lower yielding investment securities.  These securities have experienced a significant decline in yields both in real terms and as a percentage of the 2012 rates.  Decreases in funding costs related to shifts in the composition of deposits from interest bearing accounts to more liquid non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets.

Forgone interest on non-accrual loans continued to negatively impact interest income for the three and nine months ended September 30, 2013, but to a lesser degree than during the same periods a year earlier. Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.2 million and $0.3 million during the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Our earnings are influenced by changes in interest rates.  The Company is in a net asset sensitive position. A large percentage of our interest sensitive assets and liabilities re-price with changes in market interest rates.  A significant portion of the variable rate component of the Company’s loan portfolio has had the interest rates set to their respective contractual interest rate floors.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q, for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impact of interest rate floors on the variable rate component of our loan portfolio.

Heritage Oaks Bancorp | - 37 -

For the three and nine months ended September 30, 2013, average interest-earning assets increased $63.8 million, or 6.6% and $69.1 million, or 7.3%, respectively, over that reported in the corresponding periods in 2012.  Growth in average earning assets for both the three and nine months ended September 30, 2013 was largely driven by growth in the average loan balances of $76.9 million and $68.9 million, respectively, as compared to the corresponding periods in 2012.  The Company’s average investment in its securities portfolio decreased by $11.9 million for the quarter ended September 30, 2013 but increased by $44 thousand for the nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

The yield on the loan portfolio decreased 42 basis points for the three months ended September 30, 2013 to 5.28% and 52 basis points for the nine months ended September 30, 2013, to 5.36%, from the corresponding periods in 2012.  These declines were largely attributable to declines in interest rates on new loans issued and loans renewed in the last year, which were driven by increased competition in the Company’s primary market area and the historically low interest rates being set by the government to spur economic recovery.  The adjustments to interest income for the pay-off of non-accrual loans and prepayment penalties contributed approximately 7 basis points to the yield on the loan portfolio in the three months ended September 30, 2013 and zero basis points for the corresponding period in 2012, and 3 basis points and 2 basis points to the yield on the loan portfolio in the nine months ended September 30, 2013 and 2012, respectively.  Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 14 basis points for the three months ended September 30, 2013 as compared to 21 basis points for the corresponding period in 2012 and 14 basis points for the nine months ended September 30, 2013 compared to 16 basis points for the corresponding period in 2012.

The Company invests excess liquidity primarily in agency mortgage backed securities and municipal securities, in an effort to maximize the yield on interest earning assets pending investment in new loan originations.  Purchases made during the latter part of 2012, along with the impacts of recent efforts to shorten the duration of the securities portfolio by selling some of our longer-lived investments and replacing them with shorter duration instruments has contributed to the decline in the overall yield on investment securities as the recently acquired investment securities currently yield considerably less than other investments in the portfolio.  Beginning in the second quarter of 2012, we began to experience renewed loan demand and growth in our loan portfolio.  Assuming this loan growth continues over the next several quarters, we should begin to realize an improved mix in interest earning assets, which should help improve our net interest margin, but no assurances can be given with respect to any of the foregoing.

The average balance of interest bearing liabilities was $59.6 million and $36.8 million higher for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods a year earlier.  Growth in average interest bearing deposits was the primary contributor to the growth in average interest bearing liabilities for both the three and nine months ended September 30, 2013. Average interest bearing deposits were $42.6 million and $29.1 million higher for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods a year earlier.   Growth in interest bearing deposits has been primarily the result of the ongoing efforts to gather deposits across the Bank’s service territory, as well as the impacts of the Morro Bay branch acquisition completed in December 2012.  Much of the growth in interest bearing deposits has been in lower cost deposit types, which has helped to control our overall cost of funds.

The rate paid on interest bearing deposits declined by 3 basis points, to 0.46%, for the three months ended September 30, 2013 and 7 basis points, to 0.47%, for the nine months ended September 30, 2013 as compared to the same periods a year earlier.  These declines are in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits, the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $33.1 million, to $288.4 million, for the three months ended September 30, 2013 and $40.9 million, to $276.5 million, for the nine months ended September 30, 2013.  These increases in non-interest bearing demand deposit balances have served to reduce our total funding cost by 17 basis points for the three months ended September 30, 2013 and 16 basis points for the nine months ended September 30, 2013 as compared to the cost of our interest bearing liabilities alone. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments.  Total cost of funds for the three and nine months ended September 30, 2013 was 0.41% and 0.40%, respectively, decreases of 1 basis point and 5 basis points, respectively, as compared to the corresponding periods in 2012.

For the three and nine months ended September 30, 2013 the average rate paid on interest bearing liabilities was 0.58% and 0.56%, respectively, as compared to 0.58% and 0.62%, respectively, for the corresponding periods in 2012.  The benefits from the deposit portfolio rate reductions previously discussed were substantially offset by an increase in funding costs for Federal Home Loan Bank (“FHLB”) borrowings as the Company has strategically decided to lock in historically low fixed rates to match fund longer term fixed rate loans.

Heritage Oaks Bancorp | - 38 -

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

The Company did not record a provision for loan losses during the three and nine months ended September 30, 2013, as compared to $1.3 million and $7.7 million, respectively, for the same periods a year earlier.  The lack of a loan loss provision in 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status and therefore requiring specific reserves.   As of September 30, 2013, the Company’s ALLL represented 2.25% of total gross loans.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended		For the Nine Months Ended		Variances		Variances
	September 30,		September 30,		For the Three Months		For the Nine Months
(dollar amounts in thousands)	2013	2012	2013	2012	dollar	percentage	dollar	percentage
Fees and service charges	$1,195	$1,071	$3,330	$3,270	$124	11.6%	$60	1.8%
Mortgage gain on sale and origination fees	656	1,181	2,519	3,071	(525)	-44.5%	(552)	-18.0%
Gain on sale of investment securities	344	329	3,935	1,696	15	4.6%	2,239	132.0%
Gain on sale of other real estate owned	-	102	-	112	(102)	-100.0%	(112)	-100.0%
Other Income	228	301	1,212	851	(73)	-24.3%	361	42.4%

Total	$2,423	$2,984	$10,996	$9,000	$(561)	-18.8%	$1,996	22.2%

Non-interest income decreased by $0.6 million for the three months ended September 30, 2013 but increased $2.0 million for the nine months ended September 30, 2013, from that reported for the corresponding periods in 2012.  The decline for the three month period was largely due to a decline in mortgage gain on sale attributable to the impacts of rising mortgage interest rates on the mortgage refinance market and no other real estate owned sales activity in the third quarter of 2013.  The primary driver for the higher non-interest income for the nine months ended September 30, 2013 was a $2.2 million increase in the gains realized on sale of investment securities and a $0.4 million increase in the gain realized on the sale of SBA loans, which is reflected in other income.   Gains on sales of investment securities during the first nine months of 2013 were driven by increased sales activity in the first quarter of 2013, as the Company repositioned portions of its investment portfolio to shorten their effective duration, to reduce exposure to future unfavorable moves in interest rates, and to reduce further exposure to interest rate volatility due to unexpected changes in prepayment speeds on certain mortgage backed securities.  Specifically, during the first quarter of 2013, the Company sold securities with a carrying value of $89.3 million that resulted in gains of $3.6 million. The increase in gains on the sale of investment securities was offset by a $0.6 million reduction in mortgage gain on sale, largely due to a decline in refinance activity during the third quarter of 2013, previously discussed, and a $0.1 million reduction in gain on sale of other real estate owned due to the limited sales activity in 2013 not yielding any gains.

Heritage Oaks Bancorp | - 39 -

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended		For the Nine Months Ended		Variances		Variances
	September 30,		September 30,		For the Three Months		For the Nine Months
(dollar amounts in thousands)	2013	2012	2013	2012	dollar	percentage	dollar	percentage
Salaries and employee benefits	$4,529	$4,532	$14,535	$13,522	$(3)	-0.1%	$1,013	7.5%
Occupancy	781	728	2,384	2,542	53	7.3%	(158)	-6.2%
Information technology	658	551	1,925	1,911	107	19.4%	14	0.7%
Professional services	729	1,002	2,082	2,403	(273)	-27.2%	(321)	-13.4%
Regulatory	212	371	851	1,238	(159)	-42.9%	(387)	-31.3%
Equipment	395	395	1,245	1,223	-	0.0%	22	1.8%
Sales and marketing	170	171	438	432	(1)	-0.6%	6	1.4%
Foreclosed asset costs and write-downs	23	107	131	303	(84)	-78.5%	(172)	-56.8%
Provision for mortgage loan repurchases	-	125	570	982	(125)	-100.0%	(412)	-42.0%
Amortization of intangible assets	100	86	300	258	14	16.3%	42	16.3%
Other expense	954	727	2,478	1,843	227	31.2%	635	34.5%

Total	$8,551	$8,795	$26,939	$26,657	$(244)	-2.8%	$282	1.1%

The decrease in non-interest expense for the three months ended September 30, 2013 as compared to the same period a year ago was largely driven by a $0.3 million decline in professional services attributable to the efficiency studies that the Company performed in the second half of 2012 and completed in the first quarter of 2013, as well as a $0.2 million decline in regulatory costs related to improved FDIC assessment costs resulting from the termination of the MOUs with the FDIC, DFI and FRB in the second and third quarters of 2013.  The third quarter of 2013 was also favorably impacted by the lack of any provisions for mortgage repurchases as the remaining identified repurchase exposure was reserved for in prior quarters.  The improvements in non-interest expense were partially offset by an increase in other expense due to increases in other loan costs due to increased loan production in 2013, as compared to 2012 and settlement costs attributable to resolution of a legal matter.

For the nine months ended September 30, 2013, non-interest expense increased $0.3 million as compared to the same period a year ago primarily due to a $1.0 million increase in salary and employee benefit costs, partially offset by a decrease in provisions for mortgage repurchases, occupancy costs and regulatory costs.  The increased salary and benefit costs for the nine months ended September 30, 2013, as compared to the corresponding periods in 2012, were primarily due to increased costs related to variable bonus plans in 2013, for which there was no comparable plan in 2012.  Salaries and employee benefits were also impacted by merit increases across the organization in 2013.  The decrease in the provision for potential mortgage repurchases in 2013 was largely driven by 2012 including increased provisioning for estimated losses related to a step up in claims activity in the second quarter of 2012 due to a group of related mortgages funded and sold in 2007.  The Company provided for the remaining three loans in the group of related mortgages in the first quarter of 2013 and management does not expect there to be any further material provisions required for this group of related loans.  Repurchase requests like these are relatively rare for the Bank.  Total cash paid in settlement for mortgage repurchases has been $1.4 million in the prior 8 years.  We do not believe the requests are in any way indicative of systemic problems with the Bank’s underwriting or origination process or that there is significant exposure to repurchase requests other than those arising from the group of related loans to the borrowers in question, which totaled $2.8 million inclusive of the approximately $0.6 million of mortgage repurchases provided for in the first quarter of 2013.    Occupancy costs declined for the nine months ended September 30, 2013 as a result of the branch consolidation efforts that were completed in the second quarter of 2012 and the favorable impacts realized from the purchase of four buildings at the end of the first quarter of 2012, which were previously leased.  These savings in occupancy costs were partially offset by increased lease costs for our two new loan production offices, as the Company expanded into new markets for the Bank.  The decline in the level of regulatory costs is reflective of the favorable impacts on FDIC assessment costs due to the termination of the Consent Order and the Written Agreement in the second and third quarters of 2012, respectively, and the termination of the MOUs with the FDIC, DFI and FRB in the second and third quarters of 2013.

Heritage Oaks Bancorp | - 40 -

Provision for Income Taxes

For the three and nine months ended September 30, 2013, the Company recorded income tax expense of approximately $1.6 million and $5.7 million, respectively.  This compares to an income tax benefit of $2.9 million and $3.5 million for the same periods in 2012.  The changes in the provision for income taxes for the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, can be attributed to the Company’s reversal of $4.1 million and $5.6 million of deferred tax asset valuation allowance in the three and nine months ended September 30, 2012, respectively, for which there was no corresponding valuation allowance reversal in 2013, as the valuation allowance was fully reversed in the third quarter of 2012. In addition, income tax expense increased in 2013 due to the overall increase in earnings before taxes. The Company’s effective tax rate was 36.6% and 38.2% for the three and nine months ended September 30, 2013, respectively.  The effective tax rate for the corresponding periods in 2012 was (84.3)% and (54.8)%, respectively, reflective of the impact of the reversal of deferred tax asset valuation allowance.  Excluding the impact of the valuation allowance reversal in 2012, the effective tax rate would have been 33.4% and 32.8% for the three and nine months ended September 30, 2012, which rates reflect a disproportionately larger benefit of tax free municipal bond income due to the lower pre-tax income levels in the first nine months of 2012 as compared to the same periods in 2013.

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

Financial Condition

At September 30, 2013, total assets were approximately $1.2 billion.  This represents an increase of approximately $0.1 billion or 5% from that reported at December 31, 2012.  The increase in total assets is primarily attributable to the growth in the loan portfolio, partially offset by a decline in the investment portfolio.

At September 30, 2013, total deposits were approximately $957.0 million or approximately $86.1 million more than that reported at December 31, 2012.  This 9.9% increase in the level of deposits is reflective of the Bank’s continuing focus to bring new deposit relationships into the Bank and expand our existing customer relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $33.3 million and $34.1 million at September 30, 2013 and December 31, 2012, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.

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

Heritage Oaks Bancorp | - 41 -

The following table provides a summary of investment securities by securities type:

	September 30, 2013		December 31, 2012
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$7,738	$7,728	$7,307	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	178,856	175,432	145,430	145,768
Non-agency	13,266	13,390	43,402	44,795
State and municipal securities	45,333	44,060	64,824	68,968
Asset backed securities	26,936	26,569	20,049	20,584

Total	$272,129	$267,179	$281,012	$287,682

At September 30, 2013, the fair value of the investment portfolio was approximately $267.2 million or $20.5 million lower than that reported at December 31, 2012.  The change in the balance of the portfolio can be attributed in large part to a reduction level of net investments in securities in the first three months of 2013, in part to fund growth in the loan portfolio, as well as to reduce the level of short-term FHLB borrowings. The balance of the decline is a reflection of a decline in market value in the first nine months of 2013, due to rising long term interest rates. These declines were partially offset by the investment of funds generated from the growth in the deposit base in 2013, pending investment in future loan demand.

Securities available for sale are carried at fair value with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At September 30, 2013, the securities portfolio had unrealized losses, net of taxes, of approximately $2.9 million, a decrease of approximately $6.8 million from that reported at December 31, 2012.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from economic conditions. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At September 30, 2013, approximately $178.9 million or 93.1% of the Company’s mortgage related securities were issued by a government agency and government sponsored entities.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

(dollar amounts in thousands)

September 30, 2013	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$100	$3,481	$1,729	$2,418	$7,728
Mortgage backed securities
U.S. government sponsored entities and agencies	24,910	75,551	29,616	45,355	175,432
Non-agency	5,426	6,443	1,521	-	13,390
State and municipal securities	40	6,516	34,300	3,204	44,060
Asset backed securities	-	-	14,569	12,000	26,569

Total available for sale securities	$30,476	$91,991	$81,735	$62,977	$267,179

Amortized cost	$30,658	$93,028	$83,805	$64,638	$272,129

Weighted average yield	2.35%	2.26%	2.54%	2.67%	2.45%

Heritage Oaks Bancorp | - 42 -

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At September 30, 2013 and December 31, 2012, the Company held approximately $4.7 million and $4.6 million, respectively, in FHLB stock.

Loans

Summary of Market Conditions

Despite signs of stabilization in the local economies in which the Company operates, loan demand remained tepid for much of 2011 and into the first quarter of 2012.  However, with the addition of a new sales team who are focused on our region’s largest industry, agriculture, as well as the commercial and small business segments of the market, and single-family mortgages, the Bank has been able to generate quarter over quarter net loan growth in each quarter since the second quarter of 2012.  We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, coupled with our new sales team and our expansion into Ventura County with the opening of a loan production office in August 2012, and expansion in Santa Barbara County with the opening of a loan production office in Goleta in early 2013, should contribute to continued growth in our loan portfolio.  Although the Company believes that it may be starting to see some signs of stabilization in the local economies in which it operates, the Company realizes that a renewed decline in the global, national, state or local economies may further negatively impact local borrowers, as well as negatively impact values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company is focused on monitoring credit in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

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

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds loans. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At September 30, 2013, mortgage correspondent loans (loans held for sale) totaled approximately $5.5 million, $17.1 million less than that reported at December 31, 2012.  The decrease in mortgage correspondent loans is reflective of a reduction in funding levels in the last few months due to higher mortgage interest rates as well as the timing of mortgage originations during the last month of the quarter.

Heritage Oaks Bancorp | - 43 -

Summary of Loan Portfolio

At September 30, 2013, total gross loan balances were $777.2 million.  This represents an increase of approximately $87.6 million, or 12.7%, from the $689.6 million reported at December 31, 2012 and marks the sixth quarter of consecutive quarterly loan growth.

The following table provides total gross loans by product type:

	September 30,		December 31,
	2013		2012		Variance
(dollar amounts in thousands)	amount	percentage	amount	percentage	dollar	percentage
Real Estate Secured
Multi-family residential	$25,782	3.3%	$21,467	3.1%	$4,315	20.10%
Residential 1 to 4 family	57,016	7.3%	41,444	6.0%	15,572	37.57%
Home equity line of credit	32,388	4.2%	31,863	4.6%	525	1.65%
Commercial	442,322	57.0%	372,592	54.1%	69,730	18.71%
Farmland	45,573	5.9%	25,642	3.7%	19,931	77.73%

Total real estate secured	603,081	77.7%	493,008	71.5%	110,073	22.33%

Commercial
Commercial and industrial	103,540	13.3%	125,340	18.2%	(21,800)	-17.39%
Agriculture	28,523	3.7%	21,663	3.1%	6,860	31.67%
Other	44	0.0%	61	0.0%	(17)	-27.87%

Total commercial	132,107	17.0%	147,064	21.3%	(14,957)	-10.17%

Construction
Single family residential	4,619	0.6%	8,074	1.2%	(3,455)	-42.79%
Single family residential - Spec.	1,114	0.1%	535	0.1%	579	108.22%
Multi-family	747	0.1%	778	0.1%	(31)	-3.98%
Commercial	6,694	0.9%	10,329	1.5%	(3,635)	-35.19%

Total construction	13,174	1.7%	19,716	2.9%	(6,542)	-33.18%

Land	25,042	3.2%	24,664	3.6%	378	1.53%
Installment loans to individuals	3,495	0.4%	4,895	0.7%	(1,400)	-28.60%
All other loans (including overdrafts)	255	0.0%	261	0.0%	(6)	-2.30%

Total gross loans	777,154	100.0%	689,608	100.0%	87,546	12.70%

Deferred loan fees	(1,454)		(937)		(517)	55.18%
Reserve for loan losses	(17,468)		(18,118)		650	-3.59%

Total net loans	$758,232		$670,553		$87,679	13.08%

Heritage Oaks Bancorp | - 44 -

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio by type of real estate:

	September 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$41,966	$254	$42,220	6.6%	34.4%	49	$4,614
Professional	38,266	874	39,140	6.2%	31.9%	76	4,200
Hospitality	128,837	4,346	133,183	21.0%	108.7%	51	10,209
Multi-family	25,782	298	26,080	4.1%	21.3%	30	5,144
Home equity lines of credit	32,388	23,028	55,416	8.7%	45.2%	378	1,200
Residential 1 to 4 family	57,017	134	57,151	9.0%	46.6%	151	2,760
Farmland	45,572	1,570	47,142	7.4%	38.5%	34	5,350
Healthcare / medical	32,308	-	32,308	5.1%	26.4%	35	7,500
Restaurants and other food services	9,937	-	9,937	1.6%	8.1%	16	2,393
Other commercial	127,072	875	127,947	20.1%	104.4%	127	9,200
Other	63,936	564	64,500	10.2%	52.6%	33	13,713

Total real estate secured	$603,081	$31,943	$635,024	100.0%	518.1%	980	$13,713

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2013.

As of September 30, 2013, real estate secured balances represented approximately $603.1 million or 77.7% of total gross loans.  When compared to that reported at December 31, 2012, this represents an increase of approximately $110.1 million or 22.3%.  The primary factor behind the year to date increase can be attributed to increases across substantially all real estate components, but most significantly in the commercial real estate, farmland and residential real estate components.  The $69.7 million increase in the commercial real estate component is primarily tied to new loan originations and advances on existing loans during 2013, which exceeded payments on existing loans by $68.6 million.  The balance of the increase in commercial real estate loans was largely due to the transfer of completed commercial real estate construction projects from the construction loan segment to the commercial real estate segment.  The farmland and residential real estate components increased $19.9 million and $15.6 million, respectively, in the first nine months of 2013 as a result of continued traction from the respective lending teams hired in 2012 resulting in expanded loan production.

As of September 30, 2013, a total of $30.3 million of the real estate secured balance was risk graded as special mention or substandard, with the largest single component being the commercial segment which represented $27.4 million.  This compares to $47.6 million of the real estate secured balance and $39.6 million of commercial real estate being risk graded special mention or substandard as of December 31, 2012.  The improvement in both the real estate segment in total and more specifically the commercial real estate segment is attributable to a combination of loan pay-offs, pay-downs and upgrades during the first nine months of 2013, which outpaced the level of new loans being down-graded into special mention or substandard.  In the first week of October 2013, the single largest substandard commercial real estate loan relationship paid-off its outstanding balance of $6.4 million, in full, which absent any material, unanticipated downgrades in the fourth quarter should contribute to a further improvement in the level of special mention and substandard real estate loans in the fourth quarter.  At September 30, 2013 and December 31, 2012, real estate secured balances, including undisbursed commitments, represented 518% and 389% of the Bank’s total risk-based capital. The increase in this percentage not only reflects the increase in real estate lending over the first nine months of the year but also the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

At September 30, 2013, approximately $228.5 million, or 37.9%, of the real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp | - 45 -

Commercial

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio by business type:

	September 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$4,926	$4,059	$8,985	5.1%	7.3%	30	$2,000
Oil gas and utilities	888	1,550	2,438	1.4%	2.0%	5	988
Construction	13,661	19,355	33,016	18.5%	27.0%	142	5,000
Manufacturing	12,705	7,100	19,805	11.2%	16.2%	85	2,000
Wholesale and retail	11,798	7,054	18,852	10.6%	15.4%	120	1,250
Transportation and warehousing	2,353	221	2,574	1.5%	2.1%	33	596
Media and information services	3,698	2,321	6,019	3.4%	4.9%	24	1,700
Financial services	3,911	3,363	7,274	4.1%	5.9%	39	1,000
Real estate / rental and leasing	11,219	7,500	18,719	10.6%	15.3%	88	1,800
Professional services	12,871	11,303	24,174	13.6%	19.7%	141	2,600
Healthcare / medical	6,136	5,646	11,782	6.6%	9.6%	97	11,464
Restaurants / hospitality	12,144	2,855	14,999	8.5%	12.2%	80	6,000
All other	7,230	1,392	8,622	4.9%	7.0%	88	2,800

Commercial and industrial	$103,540	$73,719	$177,259	100.0%	144.6%	972	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2013.

At September 30, 2013, C&I loans represented approximately $103.5 million or 13.3% of total gross loan balances.  This represents a decline of approximately $21.8 million, or 17.4%, from December 31, 2012.  The year to date decline is primarily attributed to payment activity, including $16.8 million of commercial loan pay-offs, exceeding advances on new and existing commercial loans.  As a result of these factors, the ratio of total C&I loan balances, including undisbursed commitments, to risk-based capital declined from 149% at December 31, 2012 to 145% at September 30, 2013. The decrease in this percentage reflects the decrease in C&I loans outstanding at September 30, 2013 partially offset by the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.  As of September 30, 2013, a total of $9.8 million of the C&I balance was risk graded as special mention or substandard.  This compares to $11.2 million of the C&I balance being risk graded special mention or substandard as of December 31, 2012.  The decrease in the special mention and substandard risk grades of C&I is attributable an overall net favorable migration of loans out of special mention and substandard during the first nine months of 2013 as well as ongoing payment activity on loans reported in these risk grades.

Heritage Oaks Bancorp | - 46 -

Agriculture

The following table provides a break-down of the agriculture segment of the Company’s commercial loan portfolio by business type:

	September 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Agriculture
Vegetable and mellon farming	$9,083	$4,770	$13,853	28.9%	11.3%	16	$4,000
Fruit and tree nut farming	9,235	2,274	11,509	24.1%	9.4%	17	4,000
Other crop farming	184	1,040	1,224	2.6%	1.0%	4	650
Animal production	2,159	3,598	5,757	12.0%	4.7%	32	1,112
Support activities for agriculture	1,932	1,581	3,513	7.3%	2.9%	11	1,150
Food manufacturing	1,634	1,936	3,570	7.5%	2.9%	13	2,000
Wholesale merchants	2,358	4,028	6,386	13.4%	5.2%	10	1,800
Transportation and warehousing	25	-	25	0.1%	0.0%	1	25
All other	1,913	49	1,962	4.1%	1.6%	6	1,600

Agriculture	$28,523	$19,276	$47,799	100.0%	39.0%	110	$4,000

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2013.

At September 30, 2013, agriculture balances totaled approximately $28.5 million, or 3.7%, of total gross loan balances, which represents an increase of $6.9 million, or 31.7%, when compared to that reported at December 31, 2012.  The increase in the balance is associated with advances against new and existing loans originated by our new agriculture lending team outpacing loan payment activity.  At September 30, 2013 and December 31, 2012, agriculture balances, including undisbursed commitments, represented 39% and 32%, respectively, of the Bank’s total risk-based capital.  The increase in this percentage not only reflects the increase in agriculture lending over the first nine months of the year but also the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

As of September 30, 2013, a total of $1.6 million of the agriculture balance was risk graded as special mention or substandard.  This compares to $1.9 million of the agriculture balance being risk graded special mention or substandard as of December 31, 2012.  The improvement in the credit risk grade profile of agriculture is largely attributable to a payment and charge-off activity exceeding new loans being added to the substandard and special mention risk grades during the first nine months of 2013.

Construction

At September 30, 2013, construction balances represented approximately $13.2 million, or 1.7%, of total gross loan balances, a decrease of $6.5 million, or 33.2%, from that reported at December 31, 2012. This decrease is largely due to the transfer of completed commercial real estate projects to the commercial real estate component of the secured real estate segment and the transfer of a $1.4 million commercial real estate project to OREO, after the impacts of a $0.2 million charge-off.  These transfers were partially offset by construction advances on new and existing loans out-pacing payment activity during the first nine months of 2013. Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.  The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital declined from 17.0% at December 31, 2012 to 14.9% at September 30, 2013. The decrease in this percentage reflects the decrease in construction loans outstanding at September 30, 2013, partially offset by the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

As of September 30, 2013, there were no construction loans risk graded as special mention or substandard.  This compares to $1.9 million of the construction balance at December 31, 2012, which was also all related to commercial real estate construction. The improvements in both the construction segment in total and more specifically the commercial real estate segment is entirely attributable to the transfer of a single project to OREO in the first quarter of 2013.

Heritage Oaks Bancorp | - 47 -

Land

The following table provides a break-down of the land segment of the Company’s loan portfolio by property type:

	September 30, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$3,215	$-	$3,215	12.4%	2.6%	$22	$867
Single family residential - Spec.	551	-	551	2.1%	0.4%	5	379
Tract	10,276	-	10,276	39.6%	8.5%	9	10,673
Land - Multifamily	2,066	923	2,989	11.5%	2.4%	1	3,100
Commercial	8,342	-	8,342	32.1%	6.8%	18	1,369
Hospitality	592	-	592	2.3%	0.5%	1	599

Total land	$25,042	$923	$25,965	100.0%	21.2%	56	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2013.

At September 30, 2013, land balances represented approximately $25.0 million, or 3.2%, of total gross loan balances, an increase of $0.4 million, or 1.5%, from the corresponding balance reported at December 31, 2012.  The modest increase is largely tied to land loans entered into, primarily in the third quarter, exceeding payment activity during the first nine months of 2013.  The ratio of total land loan balances, including undisbursed commitments, to risk-based capital increased from 20.2% at December 31, 2012 to 21.2% at September 30, 2013.  The increase in this percentage not only reflects the increase in land lending over the first nine months of the year but also the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

As of September 30, 2013, a total of $9.5 million of the land balance was risk graded as special mention or substandard.  This compares to $12.2 million of the land balance being risk graded special mention or substandard as of December 31, 2012.  The improvement in the land segment is largely attributable to payment activity and loan upgrades during the first nine months of 2013.  As of September 30, 2013, over half of the risk graded special mention or worse balance is attributable to a single credit relationship, which continues to perform in accordance with the terms of its restructured note.

Installment

At September 30, 2013, installment loan balances were approximately $3.5 million compared to the $4.9 million reported at December 31, 2012.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Heritage Oaks Bancorp | - 48 -

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans.  A large portion of the growth in the loan portfolio is for loans with maturities of over 5 years, which is consistent  with the fact that much of the loan growth has been in the real estate secured segment. Variable rate loans currently at or below their floor are classified as variable in the table below:

			Due Over	Due Over	Due Over
(dollar amounts in thousands)	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
September 30, 2013	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$4,085	$655	$2,650	$706	$15,613	$2,073	$25,782
Residential 1 to 4 family	1,085	1,816	4,032	1,700	40,694	7,689	57,016
Home equity line of credit	21,037	73	290	-	820	10,168	32,388
Commercial	12,628	20,686	46,610	42,120	317,608	2,670	442,322
Farmland	1,445	1,237	995	11,751	30,038	107	45,573
Commercial
Commercial and industrial	27,620	30,093	15,683	16,265	13,621	258	103,540
Agriculture	14,941	6,320	3,204	1,093	2,965	-	28,523
Other	-	-	44	-	-	-	44
Construction
Single family residential	2,020	1,896	703	-	-	-	4,619
Single family residential - Spec.	806	116	192	-	-	-	1,114
Multi-family	-	-	-	747	-	-	747
Commercial	4,999	-	892	803	-	-	6,694
Land	14,349	3,962	5,399	1,332	-	-	25,042
Installment loans to individuals	794	89	544	283	785	1,000	3,495
All other loans (including overdrafts)	255	-	-	-	-	-	255

Total loans, gross	$106,064	$66,943	$81,238	$76,800	$422,144	$23,965	$777,154

Variable rate loans (1)	93,406	44,893	48,591	23,038	246,589	17,493	474,010
Fixed rate loans	12,658	22,050	32,647	53,762	175,555	6,472	303,144

Total loans, gross	$106,064	$66,943	$81,238	$76,800	$422,144	$23,965	$777,154

(1)         Variable rate loans include $361.9 million of variable rate loans that are at or below their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

Allowance for Loan Losses

The Company maintains an ALLL at a level considered by management to be adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is comprised of two components: specific credit allocation and general portfolio allocation, which includes a quantitatively determined adjustment. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 5. Allowance for Loan Losses of the Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2012, for a detailed discussion concerning the Company’s methodology for determining an adequate allowance. Please also see Note 1. Summary of Significant Accounting Policies of the Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2012, for additional discussion concerning the ALLL, loan charge-offs, and credit risk management.

Heritage Oaks Bancorp | - 49 -

The Company allocates the ALLL across product types within the loan portfolio. The following table provides a summary of the ALLL and its allocation to each major product type of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of the gross loan balances in the category:

	September 30,				December 31,
	2013		2012		2012
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$157	0.6%	$108	0.7%	$115	0.5%
Residential 1 to 4 family	681	1.2%	378	1.0%	290	0.7%
Home equity line of credit	140	0.4%	450	1.4%	443	1.4%
Commercial	4,805	1.1%	6,691	1.8%	5,659	1.5%
Farmland	524	1.1%	360	1.5%	372	1.5%
Commercial
Commercial and industrial	5,172	5.0%	4,316	3.6%	5,297	4.2%
Agriculture	978	3.4%	755	4.2%	857	4.0%
Construction
Single family residential	52	1.1%	144	1.3%	65	0.8%
Single family residential - Spec.	17	1.5%	-	0.0%	6	1.1%
Multi-family	17	2.3%	18	2.3%	6	0.8%
Commercial	157	2.3%	396	2.7%	236	2.3%
Land	4,646	18.6%	4,263	18.0%	4,670	18.9%
Installment loans to individuals	87	2.5%	72	1.4%	64	1.3%
All other loans (including overdrafts)	35	13.7%	36	12.8%	38	14.6%

Total allowance for loan losses	$17,468	2.2%	$17,987	2.7%	$18,118	2.6%

The ALLL decreased in the first nine months of 2013 both in real terms and as a percentage of gross loans as compared to the corresponding period in 2012 by $0.5 million, or 3.0%, due in large part to continuing improvement in the overall credit quality of the loan portfolio, as well as improvements in historical charge-off experience. The improvement in the credit quality is reflected in a number of indicators all of which have trended favorably over the last year, and virtually all of which are at or near their lowest levels since the credit crisis peaked in 2010.  The indicators we believe are most indicative of the improving credit quality of the portfolio include: the level of special mention and worse loans, which have declined $36.4 million or 41.51% since the third quarter of 2012; the level of non-accrual loans, which have declined $7.8 million, or 38.1% since the third quarter of 2012; and the ratio of classified assets to Tier 1 capital plus the ALLL, which has improved from 41.6%, to 33.6% since the third quarter of 2012.   These favorable trends in the credit quality of the portfolio, when combined with the favorable impacts of declining charge-off activity over the last several quarters have contributed to a reduction in the level of general reserves required.  The general reserve requirements have also been favorably impacted by a continued strengthening outlook on the local, state and national economies and their interplay with our local lending base, which has resulted in a downward adjustment in the qualitative component of the general reserve calculation.  These positive factors were partially offset by the Company extending the look back period used to establish the loss history for the quantitative portion of the ALLL beginning in the first quarter of 2013 in an effort to continue to factor in the higher loss experience that resulted from the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2012, as loss experience by segment has fluctuated over time.  As such, the above analysis reflects a decrease in commercial real estate that was solely the result of the change in the loss mix over the look back period, and a modest net overall decline in the level of allowance since December 31, 2012.  The increase in the level of reserve requirement for residential 1 to 4 family is largely a result of growth in this loan component but also the changes in the loss mix due to the extended look back period, as previously noted.

Net charge-offs during the three and nine months ended September 30, 2013 totaled $0.5 million and $0.7 million, respectively.  This compares to net charge-offs of approximately $1.4 million and $9.0 million, respectively, reported for the corresponding periods last year.  The decrease in charge-offs during the three and nine months ended September 30, 2013 is largely due to 2012 charge-offs being elevated as a result of a few large loan relationships that were placed on non-accrual in the first two quarters of 2012, which resulted in charge-offs based on their specific reserve calculations.  Loan charge-offs for the three and nine months ended September 30, 2013 were driven by charge-offs on a number of small loan relationships, as well as a $0.2 million loss realized on the sale of collateral for the loan transferred into OREO in the first quarter of 2013.

Heritage Oaks Bancorp | - 50 -

Annualized net charge-offs to average loans for the three and nine months ended September 30, 2013 were 0.24% and 0.12%, respectively.  This compares to 0.85% and 1.81%, respectively, reported for the corresponding periods in 2012.  At September 30, 2013, the ALLL represented 2.25% of total gross loans compared to the 2.63% reported at December 31, 2012.

As of September 30, 2013, management believes that the ALLL was sufficient to cover current estimable losses in the Company’s loan portfolio.

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

The following table provides a summary of non-performing loans and foreclosed assets:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Non-Performing Loans:
Residential 1-4 family	$452	$835
Home equity lines of credit	-	58
Commercial real estate	964	928
Farmland	-	1,077
Commercial and industrial	3,224	4,657
Agriculture	811	907
Construction	-	1,380
Land	7,194	7,182
Installment	27	285

Total non-performing loans	$12,672	$17,309

Total non-performing assets	$12,672	$17,309

Ratio of allowance for loan losses to total gross loans	2.25%	2.63%
Ratio of non-performing loans to total gross loans	1.63%	2.51%
Ratio of non-performing assets to total assets	1.10%	1.58%

At September 30, 2013, the balance of non-accruing loans was approximately $12.7 million or $4.6 million less than that reported at December 31, 2012.  The decrease in non-accruing loans is due to a combination of $3.3 million of non-accrual loans that paid down or paid off, $1.5 million that transferred to foreclosed collateral and $3.1 million that returned to accrual status after prolonged performance under their current payment plans.  These improvements in the level of non-accruing loans were partially offset by $5.1 million of loans transferring to non-accrual status net of $1.8 million of charge-offs.  A large percentage of additions to non-accrual were due to loans being newly designated as TDRs in the first nine months of 2013.  Substantially all of the decrease in non-performing assets can be attributed to the changes in the non-accruing loans, discussed above, as there was no OREO outstanding at September 30, 2013 or December 31, 2012.

Heritage Oaks Bancorp | - 51 -

The following tables reconcile the change in total non-accruing balances:

	Balance	Additions to		Transfers to	Returns to		Balance
	June 30,	Non-Accruing	Net	Foreclosed	Performing	Net	September 30,
(dollar amounts in thousands)	2013	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$753	$-	$(301)	$-	$-	$-	$452
Home equity line of credit	56	-	(1)	-	(55)	-	-
Commercial	299	721	(15)	-	-	(41)	964
Commercial
Commercial and industrial	4,030	183	(185)	-	(435)	(369)	3,224
Agriculture	1,316	50	(188)	-	-	(367)	811
Land	7,460	-	(144)	-	(122)	-	7,194
Installment loans to individuals	29	206	(1)	-	-	(207)	27

Totals	$13,943	$1,160	$(835)	$-	$(612)	$(984)	$12,672

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing	Net	September 30,
(dollar amounts in thousands)	2012	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$835	$659	$(537)	$-	$(482)	$(23)	$452
Home equity line of credit	58	-	(3)	-	(55)	-	-
Commercial	928	721	(230)	(222)	(192)	(41)	964
Farmland	1,077	-	(1,077)	-	-	-	-
Commercial
Commercial and industrial	4,657	1,525	(828)	-	(1,360)	(770)	3,224
Agriculture	907	537	(255)	-	(11)	(367)	811
Construction
Commercial	1,380	-	-	(1,211)	-	(169)	-
Land	7,182	1,303	(381)	-	(876)	(34)	7,194
Installment loans to individuals	285	335	(8)	(101)	(117)	(367)	27

Totals	$17,309	$5,080	$(3,319)	$(1,534)	$(3,093)	$(1,771)	$12,672

Other Real Estate Owned (“OREO”)

At September 30, 2013 and December 31, 2012, the Company held no OREO.  As was previously noted, the Company did foreclose on a single loan in the first quarter of 2013, and sold the underlying collateral within the same quarter at a loss of $0.2 million, which was reflected as a charge-off against the ALLL in accordance with U.S. GAAP.  See also Note 7. Other Real Estate Owned, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning OREO.

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	September 30,	December 31,	Variance
(dollar amounts in thousands)	2013	2012	dollar	percentage
Non-interest bearing deposits	$285,428	$273,242	$12,186	4.46%
Interest bearing deposits:
NOW accounts	83,961	76,728	7,233	9.43%
Other savings deposits	43,089	41,021	2,068	5.04%
Money market deposit accounts	324,990	293,525	31,465	10.72%
Time deposits	219,484	186,354	33,130	17.78%

Total deposits	$956,952	$870,870	$86,082	9.88%

Heritage Oaks Bancorp | - 52 -

As indicated in the table above total deposit balances at September 30, 2013 were approximately $957.0 million.  This represents an increase of approximately $86.1 million, or 9.9%, when compared to that reported at December 31, 2012.  This level of increase is consistent with historical experience as many customers utilize cash near the end of the calendar year and into the early part of the first quarter to pay tax obligations and then begin to rebuild their deposit balances.  During the third quarter of 2013, the Company added $25.0 million in new public fund time deposits, which contributed to the growth.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding.  At September 30, 2013, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 84.8% of total deposits, down approximately 4% from that reported at December 31, 2012, due largely to growth in time deposits greater than $100,000, which are excluded from core deposits. Management’s continued focus on lower cost core deposit gathering helped to reduce overall cost of funds by 1 basis point to 0.41% for the three months ended September 30, 2013 from 0.42% reported for the corresponding period in 2012 and by 5 basis points to 0.40% for the nine months ended September 30, 2013 from 0.45% for the corresponding period in 2012.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At September 30, 2013, FHLB borrowings were $57.5 million or $9.0 million lower than that reported at December 31, 2012.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity. The decrease in the level of FHLB borrowings in 2013 was primarily the result of utilizing cash proceeds from deposit growth and investment security sales during the year to pay down short-term FHLB borrowings.

Capital

At September 30, 2013, the balance of stockholders’ equity was approximately $125.1 million.  This represents a decrease of approximately $20.4 million over that reported at December 31, 2012.  The year to date change is attributed to retirement of the Series A Preferred Stock and the related warrant that were previously held by the U.S. Department of the Treasury for $22.8 million. Stockholders’ equity also declined due to a decrease in the balance of accumulated other comprehensive income in the amount of $6.8 million related to the realization of gains on the sale of securities during the period and the decline in the fair value of our investment securities due to increasing long-term interest rates.  These declines were partially offset by an $8.3 million improvement in retained earnings attributable to net income for the year less dividends paid on Series A Senior Preferred stock prior to its redemption.

Dividends

The Company, pursuant to the Written Agreement between it and FRB, was required to defer dividend payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the first quarter of 2012.    During the second quarter of 2012, the Company’s request to the FRB to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures was approved and the Company brought both the dividends on its Series A Preferred Stock and the interest on its junior subordinated debentures current. While the Written Agreement was terminated in July 2012 and replaced with a Memorandum of Understanding, the Company continued to receive approval from the FRB to pay dividends on the Series A Preferred Stock and interest on the junior subordinated debentures through the third quarter of 2013, resulting in the Company being current on its obligations under these instruments.

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

Heritage Oaks Bancorp | - 53 -

At September 30, 2013, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These debt securities were issued to Heritage Oaks Capital Trust II.  At September 30, 2013, the Company included $8.0 million of the debt securities in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 11. Borrowings, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios, which reflect that both the Company and Bank should be generally considered “well capitalized”:

	Regulatory Standard	September 30, 2013		December 31, 2012		September 30, 2012
	Well	Heritage Oaks		Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Leverage ratio	5.00%	10.58%	10.05%	12.32%	11.93%	12.15%	11.75%
Tier I capital to risk weighted assets	6.00%	13.27%	12.59%	15.55%	15.02%	14.92%	14.40%
Total risk based capital to risk weighted assets	10.00%	14.53%	13.85%	16.81%	16.28%	16.19%	15.66%

As previously discussed, on July 17, 2013 the Company repurchased all 21,000 outstanding shares of the Series A Preferred Stock that was held by the U.S. Department of the Treasury under the TARP CPP program.  The shares were repurchased at par plus accrued but unpaid dividends for a total of $21.2 million.  Further, on July 30, 2013 the Company reached an agreement with the U.S. Department of the Treasury to repurchase the related warrant to purchase 611,650 shares of the Company’s common stock for $1.6 million.  The decision to repurchase the Preferred Stock and the outstanding warrant was made to mitigate the dilutive effect these instruments had on common shareholders.  The funds for this purchase were made available through a one-time dividend from the Bank to Company.

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

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $14.1 million at both September 30, 2013 and December 31, 2012.  For a more detailed discussion of these financial instruments refer to Note 18. Commitments and Contingencies in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Heritage Oaks Bancorp | - 54 -

Additionally at September 30, 2013 and December 31, 2012, the Company had undisbursed loan commitments made in the ordinary course of business totaling $170.0 million and $164.4 million, respectively.  At September 30, 2013 and December 31, 2012, the balance of the Company’s allowance for losses on unfunded commitments was $0.3 million.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At September 30, 2013, these credit lines totaled $37.0 million and are unsecured.  Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of September 30, 2013, the borrowing availability related to this facility was $9.8 million. At September 30, 2013, the Bank had no borrowings against the credit lines or the FRB facility.  As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $223.2 million at September 30, 2013, in addition to the $57.5 million currently outstanding.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows.  As of September 30, 2013, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 27.5% at September 30, 2013 compared to 36.4% at December 31, 2012.  The ratio of gross loans to deposits, another key liquidity ratio, increased to 81.2% at September 30, 2013 compared to 79.2% at December 31, 2012, as loan growth in the first nine months of 2013 outpaced deposit growth.

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

Heritage Oaks Bancorp | - 55 -

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of September 30, 2013.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall.  The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2013 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

(dollar amounts in thousands)	Rate Shock Scenarios
September 30, 2013	-100bp	Base	+100bp	+200bp
Net interest income	$43,424	$43,186	$43,439	$44,052
$ Change from base	$238	$-	$253	$866
% Change from base	0.55%	0.00%	0.59%	2.01%

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

Heritage Oaks Bancorp | - 56 -

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

(dollar amounts in thousands)
September 30, 2013		Percent of
Rate Type	Balance	Total
Variable - daily	$134,389	17.3%
Variable other than daily	336,420	43.3%
Fixed rate	306,345	39.4%

Total gross loans	$777,154	100.0%

The table above identifies approximately 17.3% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2013, approximately $470.8 million or 60.6% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio:

(dollars in thousands)
September 30, 2013		Percent of
Re-Pricing	Balance	Total
< 1 Year	$278,767	35.8%
1-3 Years	144,458	18.6%
3-5 Years	185,558	23.9%
> 5 Years	168,371	21.7%

Total gross loans	$777,154	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate:

(dollar amounts in thousands)	Move in Prime Rate (bps)
September 30, 2013	+200	+250	+300	+350
Variable daily	$33,676	$49,257	$72,585	$92,471
Variable other than daily	134,137	170,187	202,887	240,593

Cumulative total variable at floor	$167,813	$219,444	$275,472	$333,064

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

Heritage Oaks Bancorp | - 57 -

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Alpert, et al v. Cuesta Title Company, et al.  San Luis Obispo County Sup. Ct. case no. CV 098220; 3rd. amended complaint filed 8/3/2010.  Plaintiffs sued a title company, a title insurer, Hurst Financial and related individuals on a variety of claims related to Hurst Financial’s lending practices.  The Bank, which made a commercial loan to a developer who also borrowed from Hurst Financial, was named in two causes of action alleging (1) negligence and (2) aiding and abetting Hurst Financial’s allegedly illegal lending practices.  The Bank did not lend to any of the plaintiffs or to Hurst Financial, nor did the Bank have any contact whatsoever with the plaintiffs in relation to their transactions with Hurst Financial.  The Bank foreclosed upon and subsequently sold some of the properties Hurst Financial purportedly financed for the developer using funds raised from the plaintiffs.  The matter was tendered to the Bank’s insurance carrier, the Bank successfully demurred to one cause of action, and settled the remaining cause of action on July 22, 2013 with the support of its insurance carrier for an immaterial amount, to avoid incurring the expense of trial.

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. (“Corona”) and related entities are seeking an unspecified amount in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter. The case has been consolidated for trial with a related action by Robert Mann Packing, a supplier to and creditor of the plaintiffs, which alleges that the Bank breached an inter-creditor agreement between the Bank and Robert Mann Packing while collecting proceeds from Corona’s crop sales. The case is in the discovery phase and trial is set in May 2014. However, the Bank does not expect the litigation to have a material impact on the Bank.

Heritage Oaks Bancorp | - 58 -

Sandra Keller v. Heritage Oaks Bank, et al, U.S. District Court, Central District of California case no. CV-13-2049 CAS, filed 3/21/13.  Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit in federal court against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse.  The Bank is aware of the action but has not been served with legal process.  The complaint is unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacks any merit whatsoever.  The federal court has dismissed the case. The Bank has also learned that the plaintiff has filed an identical action in the Superior Court of San Luis Obispo County. The Bank was served with process in September 2013 and is responding.  The Bank does not expect the litigation to have a material impact on the Bank.

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

Heritage Oaks Bancorp | - 59 -

Item 6.  Exhibits

(a) Exhibits:

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2013 and 2012 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Heritage Oaks Bancorp | - 60 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: November 4, 2013

/s/ Simone Lagomarsino	/s/ Mark Olson
Simone Lagomarsino	Mark Olson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Heritage Oaks Bancorp | - 61 -