Form 10-K
period 2013-12-31
HERITAGE OAKS BANCORP
filed 2014-03-04
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

Commission file number:  000-25020

(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [X ] Non-accelerated filer [  ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2013 was $111.7 million based on the closing sales price of a share of Common Stock of $6.17 as of June 30, 2013.

As of February 25, 2014, the registrant had 25,427,238 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders.

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following:

•      Difficult market conditions have adversely affected and may continue to have a material and adverse effect on our business.

•      We are highly dependent on the real estate market on the Central Coast of California and a renewed downturn in the real estate market may have a material and adverse effect on our business.

•      We have a concentration in commercial real estate loans.

•      The cost and other effects of the full implementation of the Dodd-Frank Act remain unknown and may have a material and adverse effect on our business.

•      Implementation of new Basel III capital rules adopted by the federal bank regulatory agencies will require increased capital levels that we may not be able to satisfy and could impede our growth and profitability.

•      Our business is subject to credit exposure and our allowance for loan losses may not be sufficient to cover actual loan losses.

•      The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

•      Competition from within and outside the financial services industry may materially and adversely affect our business.

•      Liquidity risk could impair our ability to fund operations and negatively impact our financial condition.

•      Declines in the market value of our investment portfolio may adversely affect our financial performance, liquidity and capital.

•      Failure to successfully execute our strategic plan may adversely affect our performance.

•      The treatment of Mission Community Bank’s largest shareholder, Carpenter, and its affiliates by the Federal Reserve Board as a bank holding company, which will control the Company and indirectly Heritage Oaks Bank after the merger could adversely impact the operations of the Company or restrict its growth.

•      We may not be able to attract and retain skilled people.

•      The Company faces operational risks that may result in unexpected losses.

•      The Company’s information systems may experience an interruption or security breach that may result in unexpected losses.

•      Necessary changes in technology could be costly.

•      The Company relies on third party service providers for key systems, placing us at risk if the vendor has service outages, work stoppages or is subjected to attacks on their IT systems that expose information relating to us and our customers.

•      Our operations face severe weather, natural disasters, acts of war or terrorism and other external risks.

•      Maintaining our reputation as a community bank is critical to our success and the failure to do so may materially and adversely affect our performance.

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

ITEM 1.                BUSINESS

Organizational Structure and History

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 and registered as a bank holding company. The Company acquired all of the outstanding common stock of Heritage Oaks Bank (the “Bank”) and its subsidiaries in 1994.  The Bank is licensed by the California Department of Business Oversight, Division of Financial Institutions (“DBO”) and commenced operation in January 1983.  As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DBO and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also subject to certain other federal laws and regulations.  The deposits of the Bank are insured by the FDIC up to the applicable limits.

The Company formed Heritage Oaks Capital Trust II (the “Trust II”) in October 2006.  Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company.  The Company has also incorporated a subsidiary, CCMS Systems, Inc., which is currently inactive and has not been capitalized. As used in this Annual Report on Form 10-K, any reference to the term “Management” refers to the executive management team of the Company and its subsidiaries.

The Company is authorized to engage in a variety of banking activities with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator.  However, banking activities primarily occur at the Bank.  As a legal entity separate and distinct from its subsidiaries, the Company’s principal source of funds is dividends received from the Bank, as well as, capital and/or debt it directly raises. Legal limitations are imposed on the amount of dividends that may be paid by the Bank to the Company. See Item 1. Business – Supervision and Regulation and Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends.

Banking Activities

Headquartered in Paso Robles, California, the Bank is a community-oriented financial services firm that provides banking products and services to small and medium sized businesses and consumers.  Products and services are offered primarily through 12 retail branches located on the Central Coast of California, in San Luis Obispo and Santa Barbara Counties and through other direct channels, including two loan production offices in Santa Barbara and Ventura Counties.

Business Strategy

The Company’s business objective is to be the leading community bank on the Central Coast of California to targeted businesses and consumers. We seek to achieve this objective by employing our business strategies as follows:

Deliver Superior Customer Service

We believe that it is imperative for us to deliver superior customer service to be successful.  The pursuit of superior customer service is not a slogan for us but rather a fundamental aspect of our culture.  A key element to superior customer service is providing authority to local decision makers so that customers are given a quick response to their financial needs, while at the same time providing the proper tools to the local decision makers to ensure that the products and services offered are profitable for us.

Enhance Product Delivery to Our Customers

We believe that our customers should have a positive experience at every point of contact with us.  The primary point of contact with our customers continues to be our retail offices.  We expect to continue remodeling existing locations and anticipate identifying potential opportunities to expand retail locations to further enhance product delivery.  In addition, we continue to implement user-friendly technologies for our customers who want to interact with us through electronic channels such as the internet, phone, or other mobile devices.  We currently offer online banking, bill pay, and cash management; remote deposit capture; Automated Clearing House (“ACH”) and positive payments; automatic payroll deposits; eDelivery; prepaid gift and payroll cards; some advanced function ATMs; and mobile banking.  We expect to continue to expand our electronic delivery channels as customer preferences change and newer devices and technologies are developed.  We believe the combination of high touch service in retail locations and user-friendly electronic banking services enhances our customer experience.  It also provides us additional delivery channels to attract more customers.

Maintain Strong Brand Awareness

We expend a considerable amount of resources maintaining and expanding our retail brand. We believe that our brand should reflect the superior customer service we offer as a community bank and our commitment to the communities where we operate.  Maintaining strong brand awareness requires a consistent brand design; effective use of marketing and merchandising; participation and sponsorship in community based events, and usage of multiple media sources.  We hold service marks issued by the U.S. Patent and Trademark Office for the “Acorn” design; the “Oakley” design; and the tag lines “Deeply Rooted in Your Hometown”, and “Heritage Oaks Bank – Expect More”.  We continually evaluate the effectiveness of our brand and from time to time will take steps to improve our overall brand awareness in the markets we serve.

Increase Market Share in Existing Markets and Expand into New Markets

During the recent economic downturn, there have been a number of community banks, which operated in the Central Coast of California, that have been acquired by larger commercial banks.  We believe these acquisitions provide us with the opportunity to increase market share in San Luis Obispo and Santa Barbara Counties and potentially expand into new markets contiguous to these counties, such as our 2012 expansion in Ventura County with the opening of a loan production office.  We continue to evaluate opportunities to either open de novo retail offices; purchase branches from other financial institutions; or to acquire financial institutions in proximity to our geographic footprint, as evidenced by our December 2012 purchase of the Morro Bay branch of Coast National Bank and our recently announced merger with Mission Community Bank, which is more fully discussed below.

On October 21, 2013, the Company signed a definitive agreement and plan of merger (“Merger Agreement”) whereby the Company will acquire Mission Community Bancorp (“Mission Community”) and merge their banking subsidiary, Mission Community Bank into our banking subsidiary, Heritage Oaks Bank.  Under the terms of the Merger Agreement, holders of Mission Community’s common stock, warrants and options will receive aggregate cash consideration of $8.0 million and aggregate stock consideration of 7,541,353 shares of the Company’s common stock.  The merger closed effective February 28, 2014 and the total value of the merger consideration is $68.3 million, based on a $7.99 closing price of the Company’s common stock on February 28, 2014.  Mission Community, with assets of approximately $0.4 billion at December 31, 2013, is headquartered in San Luis Obispo, California.  Its primary subsidiary, Mission Community Bank, has five branches in the Central Coast area of California (in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria) and has two loan production offices in San Luis Obispo and Oxnard, California.

The Company believes the combination of the two organizations creates a more valuable community bank franchise, with a low cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined institution.  It also should create a banking platform that is well positioned for future growth, both organically and through strategic mergers.  As set forth in the merger agreement, the Company will add two experienced banking professionals, Howard N. Gould and Stephen P. Yost, to its Board of Directors effective March 10, 2014.

Community Service

We strongly believe in enhancing the economic vitality and welfare of the communities where we work and live.  In 2013, Bank employees provided approximately 3,000 hours in direct volunteer support of local community activities, projects, and events.  The Bank also provided in-kind support throughout the year including providing meeting rooms, and giving surplus furniture and used computers to local partners.  Bank employees also serve on key board and staff positions for local non-profit and charitable organizations.  Finally, we donated over $0.2 million during 2013 to local organizations to support community related activities.

Products and Services

We offer a full array of financial products and services to targeted businesses and consumers.  We regularly monitor our customers’ financial needs to determine whether we should design or offer new products and services.  We also regularly monitor the pricing and profitability of these financial products and services to ensure that we are able to achieve a reasonable rate of return for the risks we assume in offering such products and services.  The Bank offers to its commercial clients commercial loans secured by real estate, other commercial loans and lines of credit, agricultural loans, construction financing, other real estate loans and SBA loans.  For consumers, the Bank offers residential mortgages, equity lines of credit and other consumer loans.  The Bank employs relationship managers focused on the development and origination of new loan and banking relationships across the markets it serves.  Deposits are obtained primarily through retail deposit gathering efforts as well as through commercial account relationships.  However, in 2013 the Bank expanded the use of listing services and direct deposit gathering from state and local government customers.  Deposit products offered include personal and business checking and savings accounts, time deposit accounts, individual retirement accounts (“IRAs”) and money market accounts.  The Bank also offers online banking, mobile banking, wire transfers, safe deposit boxes, cashier’s checks, traveler’s checks, bank-by-mail, night depository services and other customary banking services.

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

As the industry becomes increasingly dependent upon and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, non-bank institutions are able to attract funds and provide lending and other financial services without offices located in our primary service area. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers.

In order to compete with other financial institutions in our service area, we principally rely upon direct personal contact by officers, directors and employees, local advertising programs, and specialized services.  We emphasize to our customers the advantages of dealing with a locally owned and community oriented bank.  We also seek to provide special services and programs for businesses and individuals in our primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, tools of trade or expansion of practices or businesses.

The economy in the Company’s primary market area (San Luis Obispo, Santa Barbara and Ventura Counties) is based primarily on agriculture, hospitality, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The populations of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 270,000, 100,000, and 89,000 respectively, according to the most recent economic data provided by the 2010 U.S. Census.

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

Starting in 2012 and continuing through 2013, the business climate has shown steady signs of improvement including stabilizing real estate prices and a decline in the unemployment rates.  The labor market information published by the California Employment Development Department in December 2013 shows the unemployment rate within California to be approximately 8.3%, compared to over 12% at the peak of the recent economic crisis in 2010.  Within the Company’s primary market area, the labor market information also indicates the unemployment rate within San Luis Obispo and Santa Barbara major metropolitan areas may improve in 2014, as these areas exited 2013 with unemployment levels below 7%.

Management remains cautiously optimistic that there will be slow but steady improvement in economic conditions in 2014 in our primary markets.  Additionally, several local economists have recently reported that the improvements in unemployment, the tourism industry, housing and household income are all indicators of stabilization in our primary markets.  However, there have been growing concerns regarding both the global economy and our nation’s economy due primarily to excessive government debt as well as public perceptions of unsound fiscal policies.  There are also growing concerns that the prolonged drought, which has affected most of California, could have adverse impacts on the Central Coast of California’s critical agriculture market and therefore our loan portfolio in the future should drought conditions not ease.  Should either of these uncertainties materialize they could eventually affect our local economy, and ultimately negatively impact the financial condition of borrowers to whom the Company has extended credit.  In turn, the Company may suffer higher credit losses as a result.

Employees

At December 31, 2013, the Company employed 234 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are positive.

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

The Company’s business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies.  The Federal Reserve Board implements national monetary policies (with objectives such as maintaining price stability, stimulating growth and reducing unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

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

Supervision and Regulation

General

The Company is a legal entity separate and distinct from the Bank.  As a bank holding company, the Company is regulated under the Bank Holding Company Act (“BHC Act”) and is subject to inspection, examination and supervision by the Federal Reserve. It is also subject to the California Financial Code, as well as limited oversight by the DBO and the FDIC.

The Bank, as a California-chartered bank, is subject to primary supervision, examination and regulation by the DBO and the FDIC. If, as a result of an examination of a bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to: enjoin “unsafe or unsound” practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank’s deposit insurance, which would result in a revocation of its charter. The DBO separately holds many of the same remedial powers.

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

While the Company and the Bank have operated under various levels of enhanced regulatory supervision beginning in March 2010, all enhanced forms of supervision were lifted for the Bank in April 2013 and for the Company in September 2013.

TARP Participation

In response to the financial crisis that affected the banking system and financial markets in recent years, the Emergency Economic Stabilization Act (“EESA”) was enacted in 2008 and established the Troubled Asset Relief Program (“TARP”).  As part of TARP, the United States Department of the Treasury (“Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company participated in the CPP and on March 20, 2009 issued and sold 21,000 shares of its Series A Preferred Stock to Treasury and issued a warrant for the purchase of 611,650 shares of common stock, in exchange for $21.0 million.  Upon the Company’s participation in the CPP, it became subject to certain limitations in the EESA on executive compensation and the payment of dividends.  In 2009, the American Recovery and Reinvestment Act (“ARRA”) modified and expanded the executive compensation provisions in the EESA and expanded the class of employees to whom the limits and restrictions applied as long as TARP securities are held by Treasury.

On July 17, 2013, the Company repurchased all 21,000 outstanding shares of the Series A Preferred Stock that were held by the Treasury, plus accrued but unpaid dividends for an aggregate of $21.2 million.  Further, on July 30, 2013, the Company reached an agreement with the Treasury to repurchase the related warrant to purchase 611,650 shares of the Company’s common stock for $1.6 million.  The decision to repurchase the Preferred Stock and the outstanding warrant was made to mitigate the dilutive effect these instruments had on the common shareholders.  The funds for these repurchases were made available through a one-time dividend of $25 million from the Bank to the Company.  For further details on the Company’s participation in the CPP, please see Note 16. Preferred Stock, of the Consolidated Financial Statements, filed in this Form 10-K.

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

As required by the Dodd-Frank Act, federal regulators have adopted regulations to (i) increase capital requirements on banks and bank holding companies pursuant to Basel III, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which significantly restricts certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” Basel III, when fully  phased-in,  would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

•      introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•      when fully phased in, requires banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•     an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.   Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.  Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The additional “countercyclical capital buffer” is also required for larger and more complex institutions.  The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures)).  The rules, including alternative requirements for smaller community financial institutions like the Company, would be phased in through 2019.  The implementation of the Basel III framework is to commence January 1, 2015.

Volcker Rule

The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule”, would prohibit insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. These rules will become effective on April 1, 2014.  Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.

Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2013 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

Where You Can Find More Information

Under Section 13 of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The Company electronically files or furnishes such reports with the SEC and any amendments thereto, including the following: Form 10-K (“Annual Report”), Form 10-Q (“Quarterly Report”), Form 8-K (“Current Report”) and Form DEF 14A (“Proxy Statement”).  The SEC maintains an Internet site, www.sec.gov, in which all forms filed and furnished electronically may be accessed. Additionally, all forms filed with or furnished to the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.  The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC.  The Company also posts its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company website.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

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

We are highly dependent on the real estate market on the Central Coast of California and a renewed downturn in the real estate market may have a material and adverse effect on our business.

A significant portion of our loan portfolio is collateralized by real estate.  Although we have seen what we believe are the signs of stabilization in the local economies in which we operate, a renewed decline in economic conditions, the local housing market or rising interest rates could have an adverse effect on the demand for new loans (as evidenced by the downturn in mortgage lending activities in the second half of 2013), the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans or the value of real estate owned by us, any combination of which could materially and adversely impact our financial condition and results of operations.

In addition, a large portion of the loan portfolio is collateralized by real estate that is subject to risks related to acts of nature, including drought, earthquakes, floods and fires. To the extent that these events occur, they may cause uninsured damage and other loss of value to real estate that secures these loans, which may also materially and adversely impact our financial condition and results of operations.

We have a concentration in commercial real estate loans.

We have a high concentration in commercial real estate (“CRE”) loans. CRE loans are defined as construction, land development, other land loans, loans secured by multi-family (5 or more units) residential properties and loans secured by non-farm, non-residential properties.  Following this definition, approximately 52% of our gross loans can be classified as CRE lending as of December 31, 2013.  CRE loans generally involve a higher degree of credit risk than certain other types of lending due to, among other things, the generally large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of these borrowers could have a material and adverse impact on our operating results and financial condition.  In addition, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be adversely affected by general economic conditions, which may result in non-performance by certain borrowers.

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

Implementation of new Basel III capital rules adopted by the federal bank regulatory agencies will require increased capital levels that we may not be able to satisfy and could impede our growth and profitability.

The federal bank regulatory agencies adopted new Basel III capital rules in mid-2013 that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. These changes, when implemented beginning in 2015, will be phased in through 2019. Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital positions. When the rules are implemented, they could have a material and adverse effect on our liquidity, capital resources and financial condition (See Item 1. Business — Supervision and Regulation, for a further discussion of Basel III).

Our business is subject to credit exposure and our allowance for loan losses may not be sufficient to cover actual loan losses.

We have been able to reduce our overall level of classified assets, including substandard loans, other real estate owned and non-investment grade securities.  However, the current levels remain elevated as compared to our historical experience prior to the global credit crisis beginning in the latter part of the last decade.  These higher levels of classified assets expose us to increased credit risk. While we believe that we are making progress in identifying and resolving classified assets, no assurance can be given that we will continue to make progress, particularly if the local economies in which we operate suffer renewed deterioration.  We believe that the Company’s allowance for loan losses is maintained at a level adequate to absorb probable, credit losses inherent in our loan portfolio as of the corresponding balance sheet date.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the probability of such borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans when considering the adequacy of the Company’s allowance. If our assumptions are incorrect, our allowance for loan and lease losses may be insufficient to cover losses inherent in our loan portfolio, which may adversely impact our operating results. Our regulators, as an integral part of their regular examination process, periodically review our allowance for loan losses and may require us to increase it by recognizing additional provisions for loan losses or to decrease our allowance for loan losses by recognizing loan charge-offs. Any additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material and adverse effect on our financial condition and results of operations.

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

A substantial portion of the Company’s income is derived from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and the interest paid on deposits, borrowings and other interest bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policy may not be successfully implemented and from time to time the Company’s risk position may not be balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer term investments. Further, substantially higher interest rates could reduce loan demand and may result in slower loan growth than previously experienced. Any one of these occurrences would have a material and adverse effect on the Company’s results of operation and financial condition.

Competition from within and outside the financial services industry may materially and adversely affect our business.

The financial services business in our market area is highly competitive.  It is becoming increasingly competitive due to changes in regulation, technological advances and the accelerating pace of consolidation among financial services providers.  We face competition in attracting and retaining core business relationships.  Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, resulting in a decline in the rates we charge on loans and/or cause higher rates to be paid on deposits.  Therefore, our results may differ in future periods depending upon the nature and level of competition.

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

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities, municipal securities and asset backed securities. The market value of investments in our portfolio has become increasingly volatile over the last few years, largely due to disruptions in the capital markets and fluctuations in long term interest rates. Due to increasing long term interest rates in 2013, we have seen a decline  in the overall market value of our investment portfolio in 2013.  The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities, or the mortgages underlying the securities, such as changes in interest rates, credit ratings downgrades, adverse changes in the business climate, and a lack of liquidity in the secondary market for certain investment securities. Furthermore, problems at the federal and state government levels may trickle down to municipalities and adversely impact our investment in municipal bonds.

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

Our financial performance and profitability depend on our ability to execute our corporate strategies.  Each year, our board of directors approves our long-term strategic plan and annual operating budget.  Our near-term business strategy includes expanding our market share within our geographic footprint through opening new branches and/or loan production offices or acquiring other financial institutions.  Any future mergers, including our pending merger with Mission Community Bank, will be accompanied by the risks commonly encountered in acquisitions.  These risks may include, among other things: our ability to realize anticipated cost savings; the difficulty of integrating operations and personnel; dilution of earnings due to the issuance of 7.5 million shares of common stock as part of the consideration to be paid in the pending merger; the loss of key employees; the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues; the inability of our management to maximize our financial and strategic position; the inability to maintain uniform standards, controls, procedures and policies; and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.  Furthermore, our growth strategy may present operating and other problems that could adversely affect our business, financial condition and results of operations.  Accordingly, there can be no assurance that we will be able to effectively execute this strategy or maintain the level of profitability that we have recently experienced.  Other factors that may adversely affect our ability to attain our long-term financial performance goals include an inability to control non-interest expense, including, but not limited to, rising employee compensation, regulatory compliance and  healthcare costs, limitations imposed on us through regulatory actions, and our inability to increase net-interest income due to continued downward pressure on interest rates.

The treatment of Mission Community Bank’s largest shareholder, Carpenter, and its affiliates by the Federal Reserve Board as a bank holding company, which will control the Company and indirectly Heritage Oaks Bank after the merger could adversely impact the operations of the Company or restrict its growth.

The Carpenter Community BancFunds and Carpenter Fund Manager GP, LLC, currently Mission Community Bank’s largest shareholder, will become our largest shareholder following the merger and will be considered to control the Company and indirectly Heritage Oaks Bank under the Bank Holding Company Act.  Carpenter is a bank holding company, which controls other depository institutions, is subject to minimum capital requirements and supervision and regulation by the Federal Reserve Board, and is required to serve as a source of financial and managerial strength and commit resources as may be necessary to support each bank it controls.  Were Carpenter to fail to meet these obligations, the operations and expansion of the Company could be restricted by the Federal Reserve Board and therefore materially and adversely impacted.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people can be intense and we may not be able to hire people or to retain them without offering very high compensation.  The unexpected loss of the services of one or more of our key personnel could have a material and adverse impact on our business because of the loss  of their skills, knowledge of our market and  years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The bank regulatory agencies have published guidance and regulations which limit the manner and amount of compensation that banking organizations provide to employees. These regulations and guidance may materially and adversely affect our ability to retain key personnel. Due to these restrictions, we may not be able to successfully compete with other larger financial institutions to attract, retain and appropriately incentivize high performing employees. If we were to suffer such adverse effects with respect to our employees, our business, financial condition and results of operations could be materially and adversely affected.

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

The Company relies on third party service providers for key systems, placing us and our customers at risk if the vendor has service outages, work stoppages or is subjected to attacks on their IT systems that expose information relating to us and our customers.

The Company uses a third party software service provider to perform all of its transaction data processing.  The Company also outsources other customer service applications, such as on-line banking, ACH and wire transfers, to third party vendors.   If these service providers were to experience technical difficulties or incur any extended outages in services, it could have a material and  adverse impact on the Company and its customers.  Because such service providers service us and other banks, their systems could be affected by DDoS attacks directed at their other bank customers.  In addition, third parties may seek to penetrate our vendors’ IT systems, obtain information about us or our customers or access to our customers’ accounts, and exploit that information to wrongfully withdraw or transfer our customers’ funds, which could have material and adverse impacts on our customers and the Company.  Further, if the Company was required to switch service providers due to deterioration in service quality or other factors, there is no guarantee that it could obtain comparable services for a comparable price.

Our operations face severe weather, natural disasters, acts of war or terrorism and other external risks.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  The Central Coast of California is subject to earthquakes, fires and landslides.  Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities.  The local market that the Company serves is also currently facing drought conditions which could not only impact the largest industry in our market footprint, agriculture, but could have rippling effects on other industries, including hospitality.  Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material and adverse effect on our business, financial condition and results of operations.

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

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and any cash dividends to our preferred and common stockholders. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval. If the Bank is unable to generate the profits necessary to service the interest payments, or we are unable to obtain regulatory approval to make dividends from the Bank to the Company, our business, operating results and financial condition may be materially and adversely affected.

Our outstanding preferred stock impacts net income available to our common stockholders.

Our Series C Preferred Stock may be dilutive to common stockholders to the extent the Company is profitable and must consider the dilutive nature of these securities in its calculation of earnings per common share.  Also, the Company’s preferred stock will receive preferential treatment in the event of the Company’s liquidation, dissolution or winding-down, which could have a material and adverse effect on common stockholders in the event of such liquidation.

Our stock trades less frequently than others.

Although our common stock is listed for trading on the NASDAQ Capital Market, the trading volume in our common stock is less than that of other larger financial service companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall, which could in turn have a material and adverse effect on our business, financial condition and results of operations.

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent shareholders from selling their common stock at or above the price they paid.  In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies.  These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance, which could in turn have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, we face significant regulatory and other governmental risk as a financial institution and it is possible that capital requirements and directives may, in the future, require us to change the amount or composition of our current capital including common equity.  As a result we may determine we need, or our regulators may require us to raise additional capital.  Should we need to raise capital in the future, it may have an adverse effect on the price of our common stock, which could in turn have a material and adverse effect on our business, financial condition and results of operations.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have previously raised capital through two issuances of trust preferred securities from two separate special purpose trusts, one of which was dissolved in 2010.  At December 31, 2013, we had $8.3 million of trust preferred securities outstanding.  Payments of the principal and interest on the trust preferred securities of the remaining special purpose trust are fully and unconditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the repayment obligation to holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures and the related trust preferred securities for up to five years during which time no cash dividends may be paid on our common stock.

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

The Company’s headquarters are located at 1222 Vine Street in Paso Robles, California.  As of December 31, 2013, the Bank operates 12 branches within the Counties of San Luis Obispo and Santa Barbara.  The Bank currently owns its headquarters and seven of its branches and leases the remaining branches from various parties.  The Bank also leases two locations in Ventura and Santa Barbara Counties where it operates loan production offices.

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

Sandra Keller v. Heritage Oaks Bank, et al, U.S. District Court, Central District of California case no. CV-13-2049 CAS, filed 3/21/13. Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit in federal court against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse. The complaint was unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacked any merit whatsoever. The federal court has dismissed the case.

Sandra Keller, et al vs. Heritage Oaks Bank,  et al, Superior Court of San Luis Obispo County, case no CV- 138124, filed 5/29/13. This is the identical complaint that was dismissed by the federal court.  The Bank was served with process in September 2013 and has demurred. The Bank does not expect the litigation to have a material impact on the Bank.

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

Market Information

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “HEOP.”  As of February 24, 2014, there were approximately 2,350 holders of record of the Company’s common stock.  The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the high and low sales prices for each quarterly period ended since January 1, 2012:

	Stock Price
Quarters Ended	High	Low
December 31, 2013	$8.10	$5.95
September 30, 2013	7.00	6.00
June 30, 2013	6.34	5.35
March 31, 2013	5.90	5.43

December 31, 2012	$5.90	$5.15
September 30, 2012	5.95	5.05
June 30, 2012	6.00	4.70
March 31, 2012	5.22	3.25

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

Dividends the Company declares are subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1 and 1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1 and 1/4 times its current liabilities.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for limitations on dividends resulting from the issuance of junior subordinated debentures. Additionally, the Federal Reserve Board has authority to limit the payment of dividends by bank holding companies, such as the Company, in certain circumstances, requiring, among other things, a holding company to consult with the Federal Reserve Board prior to payment of a dividend if the company does not have sufficient recent earnings in excess of the proposed dividend.

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations.  The Bank is subject first to corporate restrictions on its ability to pay dividends.  Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that the DBO determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law.

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

During the second quarter of 2012, the Company’s request to the FRB to allow it to pay all dividends in arrears on the Series A Preferred Stock which was approved and the Company brought the dividends on its Series A Preferred Stock current. The Company continued to receive approval from the FRB to pay dividends on the Series A Preferred Stock through the third quarter of 2013, at which time the Company repurchased the Series A Preferred Stock and ended the related dividend requirements.

Repurchase of Common Stock

The Company is not currently authorized to make repurchases of its common stock, nor did it make repurchases of its common stock during 2013, 2012, 2011, or 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2013, with respect to shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

Number of
	Securities To Be		Weighted Average	Number of Securities
	Issued Upon Exercise		Exercise Price of	Remaining Available
Plan Category	of Outstanding Options		Outstanding Options	For Future Issuance
Equity compensation plans
approved by security holders:	562,257	(1)	$6.34	1,593,616	(2)
Equity compensation plans not
approved by security holders:	N/A		N/A	N/A

(1) Under the 2005 Equity Based Compensation Plan, the Company is authorized to issue restricted stock awards.  Restricted stock awards are not included in the table above.  At December 31, 2013, there were 195,048  shares of restricted stock issued and outstanding.  See also Note 14. Share Based Compensation Plans, of the Consolidated Financial Statements on this Form 10-K for more information on the Company’s equity compensation plans.

(2) Includes securities available for issuance stock options and restricted stock.

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

	At or For The Years Ended December 31,
(dollar amounts in thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated Income Data:
Interest income	$45,393	$46,321	$48,227	$50,794	$49,559
Interest expense	3,867	3,818	5,023	8,047	10,049
Net interest income	41,526	42,503	43,204	42,747	39,510
Provision for loan losses	-	7,681	6,063	31,531	24,066
Net interest income after provision for loan losses	41,526	34,822	37,141	11,216	15,444
Non-interest income	12,875	12,548	9,730	10,747	7,415
Non-interest expense	36,563	36,131	37,318	41,283	35,733
Income / (loss) before income tax expense / (benefit)	17,838	11,239	9,553	(19,320)	(12,874)
Income tax expense / (benefit)	6,997	(1,798)	1,828	(1,760)	(5,825)
Net income / (loss)	$10,841	$13,037	$7,725	$(17,560)	$(7,049)
Dividends and accretion on preferred stock	898	1,470	1,358	5,008	964
Net income / (loss) available to common shareholders	$9,943	$11,567	$6,367	$(22,568)	$(8,013)
Share Data:
Earnings / (loss) per common share - basic	$0.40	$0.46	$0.25	$(1.30)	$(1.04)
Earnings / (loss) per common share - diluted	$0.37	$0.44	$0.24	$(1.30)	$(1.04)
Dividend payout ratio (1)	0.00%	0.00%	0.00%	0.00%	0.00%
Common book value per share	$4.84	$4.78	$4.17	$3.85	$8.07
Tangible common book value per share	$4.34	$4.27	$3.67	$3.33	$6.31
Actual shares outstanding at end of period (2)	25,397,780	25,307,110	25,145,717	25,082,344	7,771,952
Weighted average shares outstanding - basic	25,152,054	25,081,462	25,048,477	17,312,306	7,697,234
Weighted average shares outstanding - diluted	26,542,689	26,401,870	26,254,745	17,312,306	7,697,234
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$26,238	$34,116	$34,892	$22,951	$40,738
Total investments and other securities	$276,795	$287,682	$236,982	$223,857	$121,180
Total gross loans	$827,484	$689,608	$646,286	$677,303	$728,679
Allowance for loan losses	$(17,859)	$(18,118)	$(19,314)	$(24,940)	$(14,372)
Total assets	$1,203,651	$1,097,532	$987,138	$982,612	$945,177
Total deposits	$973,895	$870,870	$786,208	$798,206	$775,465
Federal Home Loan Bank borrowings	$88,500	$66,500	$51,500	$45,000	$65,000
Junior subordinated debt	$8,248	$8,248	$8,248	$8,248	$13,403
Total stockholders’ equity	$126,427	$145,529	$129,554	$121,256	$83,751
Selected Other Balance Sheet Data:
Average assets	$1,119,334	$1,024,961	$976,988	$995,223	$887,628
Average earning assets	$1,031,578	$953,815	$916,356	$935,991	$829,329
Average stockholders’ equity	$137,807	$137,392	$124,824	$121,865	$86,949
Selected Financial Ratios:
Return on average assets	0.97%	1.27%	0.79%	-1.76%	-0.79%
Return on average equity	7.87%	9.49%	6.19%	-14.41%	-8.11%
Return on average tangible common equity	9.04%	11.55%	7.29%	-30.86%	-10.00%
Net interest margin (3)	4.03%	4.46%	4.71%	4.57%	4.76%
Efficiency ratio (4)	71.29%	67.88%	67.98%	69.08%	69.86%
Non-interest expense to average assets	3.27%	3.53%	3.82%	4.15%	4.03%
Capital Ratios:
Average equity to average assets	12.31%	13.40%	12.78%	12.24%	9.80%
Leverage Ratio	10.20%	12.32%	12.06%	10.83%	8.24%
Tier 1 Risk-Based Capital ratio	12.91%	15.55%	14.81%	13.94%	9.59%
Total Risk-Based Capital ratio	14.17%	16.81%	16.07%	15.21%	10.85%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (5)	1.22%	2.51%	1.91%	4.85%	5.26%
Non-performing assets to total assets (6)	0.84%	1.58%	1.35%	4.02%	4.15%
Allowance for loan losses to total gross loans	2.16%	2.63%	2.99%	3.68%	1.97%
Net charge-offs (recoveries) to average loans	0.03%	1.32%	1.75%	2.96%	2.83%

(1) No cash dividends were paid during the periods presented.

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

(6) Non-performing assets are defined as assets that are past due 90 days or more and loans placed in non-accrual status plus other real estate owned.

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

Overview

Financial Highlights

Net income for the twelve months ended December 31, 2013 was $10.8 million, or $0.37 per diluted common share as compared with $13.0 million, or $0.44 per diluted common share for the twelve months ended December 31, 2012 and $7.7 million, or $0.24 per diluted common share, for the twelve months ended December 31, 2011.  The significant factors impacting the Company’s net income for the twelve months ended December 31, 2013 were:

•                  Net interest income declined for the twelve months ended December 31, 2013 as compared to the same period in 2012 largely due to the continued impact of net interest margin compression.  This compression reflects the decline in yields on our investments and loan portfolios attributable to the historically low interest rate environment and increasing competition in our lending market.  Net interest income was $41.5 million, or 4.03% of average interest earning assets (“net interest margin”), for 2013 compared with $42.5 million, or a 4.46% net interest margin for 2012.

•                  No provision for loan losses was recorded for the twelve months ended December 31, 2013, compared with $7.7 million for 2012. The lack of provisioning in 2013 was due to continued improvements in the overall credit quality for the loan portfolio, an improvement in historical loan charge-off experience and a change in the mix of loans to products with lower credit risk.

•                  Non-interest income increased $0.3 million to $12.8 million in 2013 from $12.5 million for 2012.  Higher non-interest income during 2013 compared with 2012 is primarily the result of $3.9 million of gains on the sale of investment securities, which gains were largely due to the sale of $89.3 million of securities in the first quarter of 2013.  These securities were sold to reduce the overall duration of the investment securities portfolio to limit interest rate risk and to provide a funding source for our growing loan demand.  The increase in the gain on sale of investment securities was partially offset by a reduction in gains on mortgage sales of $1.3 million due to a decline in the level of refinancing activity attributable to the increase in the long-term mortgage rates over the last three quarters.

•                  A $0.4 million increase in non-interest expense, which totaled $36.6 million in 2013, largely due to $1.1 million in merger and integration costs related to the pending Mission Community Bank merger, as well as increases in employee compensation costs due to the reintroduction of incentive compensation plans in the second half of 2012, merit increases and higher variable compensation.  Additionally, there was an increase in other expense due to increased lending costs to support the growth in the loan portfolio and settlement costs attributable to resolution of legal matters.  These increases were partially offset by decreases in regulatory assessment costs, mortgage repurchase provisions and professional services costs.

•                  Income taxes increased $8.8 million due to taxes for 2012 including the reversal of our remaining $5.6 million of deferred tax valuation allowance, as compared to an income tax expense of $7.0 million in 2013.  The remaining $3.2 million of the increase in taxes was largely due to improvement in pretax income from $11.2 million in 2012 to $17.8 million in 2013.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

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

Because of all the variables that go into the determination of both the specific and general allocation components of the allowance for loan losses, as well as the valuation of foreclosed real estate, it is reasonably possible that the allowance for loan losses and foreclosed real estate values may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 5. Allowance for Loan Losses, of the Consolidated Financial Statements, filed in this Form 10-K.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance must be established.  During 2010, the Company established a valuation allowance against a portion of its deferred tax assets. Based on the Company’s ongoing assessment of the realizability of its deferred tax assets, management reduced the level of the valuation allowance in 2011 and ultimately reversed the remaining valuation allowance during 2012, based upon management’s determination that it was more likely than not that the entire balance of the deferred tax assets will ultimately be realized.  See also Note 7. Deferred Tax Assets and Income Taxes, of the Consolidated Financial Statements, filed in this Form 10-K.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the transaction.  See also Note 2. Fair Value of Assets and Liabilities, of the Consolidated Financial Statements, filed in this Form 10-K.

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

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2013, 2012 and 2011.  The average balance of non-accruing loans has been included in loan totals.

	For The Year Ended,			For The Year Ended,			For The Year Ended,
	December 31, 2013			December 31, 2012			December 31, 2011
		Yield/	Income/		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense
Interest Earning Assets
Investments with other banks	$-	0.00%	$-	$-	0.00%	$-	$58	1.72%	$1
Interest bearing due from banks	15,466	0.21%	33	15,193	0.17%	26	16,343	0.18%	30
Investment securities taxable	217,270	1.83%	3,981	202,109	2.45%	4,944	188,285	2.82%	5,304
Investment securities non taxable	45,234	3.31%	1,495	57,065	3.42%	1,952	36,888	4.04%	1,490
Other investments	6,590	4.16%	274	6,519	1.86%	121	7,176	0.79%	57
Loans (1) (2)	747,018	5.30%	39,610	672,929	5.84%	39,278	667,606	6.19%	41,345
Total interest earning assets	1,031,578	4.40%	45,393	953,815	4.86%	46,321	916,356	5.26%	48,227

Allowance for loan losses	(17,937)			(19,169)			(22,895)
Other assets	105,693			90,315			83,527

Total assets	$1,119,334			$1,024,961			$976,988

Interest Bearing Liabilities
Interest bearing demand	$78,055	0.10%	$81	$67,986	0.11%	$77	$64,187	0.15%	$95
Savings	40,548	0.10%	40	35,769	0.10%	36	32,153	0.14%	46
Money market	302,998	0.33%	1,000	289,079	0.36%	1,034	275,278	0.50%	1,367
Time deposits	200,249	0.87%	1,739	183,803	1.00%	1,841	214,677	1.39%	2,974
Total interest bearing deposits	621,850	0.46%	2,860	576,637	0.52%	2,988	586,295	0.76%	4,482
Federal Home Loan Bank borrowing	59,063	1.42%	840	50,153	1.27%	638	38,527	0.97%	372
Junior subordinated debentures	8,248	2.02%	167	8,248	2.33%	192	8,248	2.05%	169
Other secured borrowing	-	0.00%	-	-	0.00%	-	3	0.00%	-
Total borrowed funds	67,311	1.50%	1,007	58,401	1.42%	830	46,778	1.16%	541
Total interest bearing liabilities	689,161	0.56%	3,867	635,038	0.60%	3,818	633,073	0.79%	5,023
Non interest bearing demand	282,060			243,304			208,646
Total funding	971,221	0.40%	3,867	878,342	0.43%	3,818	841,719	0.60%	5,023
Other liabilities	10,306			9,227			10,445
Total liabilities	981,527			887,569			852,164

Stockholders’ Equity
Total stockholders’ equity	137,807			137,392			124,824

Total liabilities and stockholders’ equity	$1,119,334			$1,024,961			$976,988

Net interest margin (3)		4.03%			4.46%			4.71%

Interest rate spread		3.84%	$41,526		4.26%	$42,503		4.47%	$43,204

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for each of the years ended December 31, 2013 and 2012 and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For The Year Ended,				For The Year Ended,
	December 31, 2013				December 31, 2012
(dollar amounts in thousands)	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
Interest income:
Investments with other banks	$-	$-	$-	$-	$(1)	$(1)	$1	$(1)
Interest bearing due from banks	-	7	-	7	(2)	(2)	-	(4)
Investment securities taxable	371	(1,241)	(93)	(963)	389	(698)	(51)	(360)
Investment securities non-taxable (1)	(614)	(100)	21	(693)	1,235	(345)	(189)	701
Taxable equivalent adjustment (1)	209	34	(7)	236	(420)	117	64	(239)
Other investments	1	150	2	153	(5)	76	(7)	64
Loans	4,324	(3,596)	(396)	332	330	(2,378)	(19)	(2,067)

Net increase / (decrease)	4,291	(4,746)	(473)	(928)	1,526	(3,231)	(201)	(1,906)
Interest expense:
Savings, NOW, money market	84	(102)	(8)	(26)	86	(423)	(24)	(361)
Time deposits	165	(246)	(21)	(102)	(428)	(824)	119	(1,133)
Federal Home Loan Bank borrowing	113	75	14	202	112	118	36	266
Long term borrowings	-	(25)	-	(25)	-	23	-	23

Net increase / (decrease)	362	(298)	(15)	49	(230)	(1,106)	131	(1,205)

Total net increase / (decrease)	$3,929	$(4,448)	$(458)	$(977)	$1,756	$(2,125)	$(332)	$(701)

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

Discussion of 2013 Compared to 2012

For the years ended December 31, 2013 and 2012, net interest income was $41.5 million and $42.5 million, respectively, and net interest margin was 4.03% and 4.46%, respectively. During 2013, the impact of the continued current low interest rate environment has had an adverse impact on yields on new and renewing loans. In addition, the low interest rate environment and relative flatness of interest yield curves have had a two-fold impact on securities’ yields as new investments are typically providing lower yields, and existing investments in mortgage backed securities realized increased levels of refinancing of the underlying mortgages, which led to increased prepayment activity during most of 2013, which resulted in acceleration of the amortization of premiums paid on these securities.  These factors have combined to reduce the yield on earning assets for the year ended December 31, 2013 by 46 basis points. This improvement in the mix of earning assets, with a higher percentage of such assets invested in higher yielding loans, helped mitigate some of the downward pressures on net interest margin.   The declines in the yield on earning assets was marginally offset by improvements in the cost of funds that were largely due to shifts in the composition of deposits from interest bearing accounts to more liquid non-interest bearing deposit accounts, coupled with reductions in the rates of interest paid on interest bearing deposits, largely due to new and renewing certificates of deposit bearing lower interest rates.

Forgone interest on non-accrual loans continued to adversely impact interest income for the year ended December 31, 2013, but to a lesser degree than during 2012. Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $1.0 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.

Our earnings are directly influenced by changes in interest rates.  The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities and slightly net asset sensitive, meaning that changes in interest rates have a slightly more immediate impact on asset yields than they do on liability rates. A large percentage of our interest sensitive assets and liabilities re-price immediately with changes in the Prime Rate and other capital markets interest rates.  Declines in interest rates have resulted in a significant portion of the loan portfolio reaching floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors. However, modifications in the loan floor rates over the last twelve to eighteen months, primarily as part of loan renewals, have further contributed to the decline in current yields on our loan portfolio but have effectively reduced the level of upward interest rate movement required to see future improvement in yields on impacted loans.  See Item 7A. Qualitative and Quantitative Disclosures About Market Risk, included in this Form 10-K for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on the variable rate component of our loan portfolio.

For the year ended December 31, 2013, average interest-earning assets were $77.8 million, or 8.2%, higher than that reported for the year ended December 31, 2012.  Growth in average earning assets for 2013 was largely driven by growth in the average loan balances of $74.1 million, or 11.0% as compared to 2012.  The Company’s average investment in its securities portfolio increased by $3.3 million in 2013, as compared to 2012.  The relative increase in higher yielding loans as compared to investment securities served to mitigate the impacts in declines in net interest margin.

The decline in the yield on interest-earning assets for the year ended December 31, 2013 can be attributed to two key factors: declines in the average returns on the loan portfolio due to continued downward rate pressure on new loans and renewals;  and declines in the yields on the investment securities purchased over the last year due to continued market pressures on interest rates and the repositioning of the investment portfolio in the first quarter of 2013.  The adverse impacts of the declines in investment security and loan yields during 2013 were partially offset by the declines in the level of interest reversals and forgone interest on non-accruing loans and lost interest due to troubled debt restructuring (“TDR”) rate concessions.

For the year ended December 31, 2013, the yield on the loan portfolio declined 54 basis points to 5.30% from the year ended December 31, 2012. This decline was largely attributable to declines in interest rates on new loans issued and loans renewed, which were driven by increased competition in the Company’s primary market area and the historically low capital market interest rates aimed at fostering the economic recovery.  In addition, interest income for 2013 included $0.3 million of interest recoveries on the pay-off of non-accrual loans, as well as prepayment penalties and related accelerations of unearned fees on loan payoffs, which represented $0.1 million less than was realized in 2012. This decline in prepayment income in 2013 represented less than 1 basis point of the decline in yield in 2013 as compared to 2012. These downward pressures on loan yields were partially offset by a decline in the level of forgone interest on non-accrual loans from $1.4 million to $1.0 million for the years ended December 31, 2012 and 2013, respectively. Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 13 basis points for the year ended December 31, 2013, as compared to 15 basis points for the year ended December 31, 2012.

The Company invests excess liquidity primarily in agency mortgage backed securities and municipal securities, in an effort to maximize the yield on interest earning assets pending investment in new loan originations. Purchases made during the latter part of 2012, along with the impacts of recent efforts to shorten the duration of the securities portfolio by selling some of our longer-duration investments and replacing them with shorter duration instruments has contributed to the decline in the overall yield on investment securities as the recently acquired investment securities currently yield considerably less than other investments in the portfolio. Assuming that the loan growth experienced over the past eighteen months continues over the next year, we should realize further improvement in the mix of interest earning assets, which should help mitigate further compression on our net interest margin, but no assurances can be given with respect to any of the foregoing.

The average balance of interest bearing liabilities was $54.1 million higher for the year ended December 31, 2013, than that reported for the year ended December 31, 2012.  The year to date increase in the average balance of interest bearing liabilities can be attributed to $45.2 million increase in average interest bearing deposits to $621.9 million for the year ended December 31, 2013.  Growth in interest bearing deposits has been primarily the result of the ongoing efforts to gather deposits across the Bank’s service territory, as well as the impacts of the Morro Bay branch acquisition completed in December 2012.  Much of the growth in interest bearing deposits has been in lower cost deposit types, which has helped to control our overall cost of funds.  In addition to the growth in interest bearing deposits, the level of average FHLB borrowings at December 31, 2013 increased $8.9 million, compared to the corresponding period in 2012 to support the growth in the loan portfolio in 2013.

The rate paid on interest bearing deposits declined by 6 basis points, to 0.46% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.    In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $38.8 million, to $282.1 million for the year ended December 31, 2013.  These increases in non-interest bearing demand deposit balances have served to reduce our total funding cost by 3 basis points to 0.40% for the year ended December 31, 2013.  Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer’s determination of how best to invest the funds in light of today’s low returns on traditional investments.  As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels and therefore how long we will benefit from this low cost source of funds.

For the year ended December 31, 2013, the average rate paid on interest bearing liabilities was 0.56% as compared to 0.60% for the year ended December 31, 2012.  The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for the Federal Home Loan Bank (“FHLB”) borrowings due to a strategy designed to lock in historically low fixed rates on longer term borrowings to match fund longer term fixed rate loans.

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

Provision for Loan Losses

As more fully discussed in Note 5. Allowance for Loan Losses, of the Consolidated Financial Statements, filed in this Form 10-K, the allowance for loan losses has been established for probable credit losses inherent in the loan portfolio.  The allowance is maintained at a level considered by management to be adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and actual losses may vary from current estimates, which variances could be material and could have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the value of the collateral for such loans.  The allowance for loan losses represents the Company’s best estimate of the allowance necessary to provide for probable incurred credit losses inherent in the loan portfolio as of the balance sheet date.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of 2013 Compared to 2012

A provision for loan losses was not recorded for year ended December 31, 2013 as compared to a provision for loan losses of $7.7 million for the year ended December 31, 2012; representing a decrease of $7.7 million as compared to the amount reported in 2012.  The lack of a loan loss provision in 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status and therefore requiring specific reserves.  As of December 31, 2013, the Company’s allowance for loan losses represented 2.16% of total gross loans. Specifically, the Company experienced the level of provisions for loan losses in 2012 were primarily attributable to increased reserve requirements associated with specific reserve calculations and related charge-offs for a few large loans in the first half of 2012. For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of 2012 Compared to 2011

The Company’s provision for loan losses was $7.7 million for the year ended December 31, 2012. This represents an increase of $1.6 million as compared to the amount reported in 2011. In 2012, the Company migrated to a more granular loan risk grading scale after completing a risk grade recertification and full review of all loan relationships equal to or greater than $500 thousand, which represented 74% of gross loans at the time the review was performed. While this review was primarily focused on ensuring existing loans were properly graded based on the new methodology, it provided additional insights on the overall credit quality of this portion of the portfolio.  The increase in the provision for loan losses in 2012 as compared to the corresponding period in 2011 was primarily attributable to increased reserve requirements associated with specific reserve calculations and related charge-offs for a few large loans in the first half of 2012. The incremental provision requirements for these increases in specific reserves during 2012 were partially offset by reduced provision requirements on the majority of the remaining loan portfolio due to: continued improvement in our historical loss data as older higher loss level periods roll out of the loss history window and are replaced by more recent losses at lower loss rates; and improvements in the qualitative portfolio factors which resulted from improvements in both the national and local economic indicators. Both of these factors form the principal basis for the general reserve portion of the allowance for loan losses.  As of December 31, 2012, the Company’s allowance for loan losses represented 2.63% of total gross loans.  For additional information see the “Allowance for Loan Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes for 2013, 2012, and 2011 in non-interest income:

	For The Years Ended			Variances
	December 31,			2012		2011
(dollar amounts in thousands)	2013	2012	2011	dollar	percentage	dollar	percentage
Fees and service charges	$4,529	$4,350	$4,085	$179	4.1%	$265	6.5%
Mortgage gain on sale and origination fees	2,924	4,263	2,645	(1,339)	-31.4%	1,618	61.2%
Gain on sale of investment securities	3,926	2,619	1,983	1,307	49.9%	636	32.1%
Gain / (loss) on sale of other real estate owned	-	199	(543)	(199)	-100.0%	742	-136.6%
Other income	1,496	1,117	1,560	379	33.9%	(443)	-28.4%

Total	$12,875	$12,548	$9,730	$327	2.6%	$2,818	29.0%

Discussion of 2013 Compared to 2012

Non-interest income increased by $0.3 million, or 2.6%, for the year ended December 31, 2013 compared with the amount reported for 2012.  The primary drivers for the higher non-interest income was a $1.3 million increase in the gains realized on sale of investment securities and a $0.4 million increase in the gain realized on the sale of SBA loans, which is reflected in other income.  Gains on sales of investment securities during the 2013 were driven by increased sales activity in the first quarter of 2013, as the Company repositioned portions of its investment portfolio to shorten their effective duration, to reduce exposure to future unfavorable movement in interest rates, and to reduce further exposure to interest rate volatility due to unexpected changes in prepayment speeds on certain mortgage backed securities.  Specifically, during the first quarter of 2013, the Company sold securities with a carrying value of $89.3 million that resulted in gains of $3.6 million.  The gain on sale of SBA loans reflects the first SBA loan sales the Company has undertaken since 2010.  These increases in non-interest income were largely offset by a $1.3 million reduction in mortgage gain on sale, largely due to a decline in refinance activity during the second half of 2013, and a $0.2 million reduction in gain on sale of other real estate owned (“OREO”) due to the limited OREO sales activity in 2013 not yielding any gains.  The pipeline for potential mortgages as of December 31, 2013 remains lower than it was at the end of 2012 due primarily to increases in long term mortgage rates. While we would not expect modest increases in mortgage rates to have a further material impact on near-term mortgage volumes, a large upward move in rates could have a further adverse impact on the refinance market, the effects of which we believe could be partially mitigated by purchase mortgage originations increasing, as buyers have historically tended to accelerate purchase decisions in the face of a rising rate environment.

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

The improvement in the gain/(loss) on sale of OREO is attributable to a more stable real estate market, the reduced level of OREO holdings in 2012 and reduced risk of loss in value due to the passage of time, as average OREO assets turned over more quickly in 2012 than in 2011. The increase in gain on sale of investment securities was primarily driven by the narrowing of credit spreads, which improved the fair market value of the securities portfolio during 2012 which translated into greater gain on sale of such securities. Specifically, during 2012, the Company sold $140.2 million of securities that resulted in gains of $2.6 million, compared with $147.2 million of securities sold in 2011 that resulted in gains of $2.0 million.  Much of the gain realized on the sale of investment securities in 2012 was in conjunction with management repositioning elements of the investment portfolio in an attempt to reduce the impacts of accelerating prepayment speeds on certain mortgage back securities and to eliminate the investment in corporate debt securities.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2013, 2012 and 2011:

	For the Years Ended			Variances
	December 31,			2012		2011
(dollar amounts in thousands)	2013	2012	2011	dollar	percentage	dollar	percentage
Salaries and employee benefits	$18,977	$18,304	$17,630	$673	3.7%	$674	3.8%
Occupancy	3,215	3,287	3,771	(72)	-2.2%	(484)	-12.8%
Information technology	2,582	2,553	2,975	29	1.1%	(422)	-14.2%
Professional services	2,833	3,546	2,786	(713)	-20.1%	760	27.3%
Regulatory	1,007	1,596	2,360	(589)	-36.9%	(764)	-32.4%
Equipment	1,676	1,613	1,739	63	3.9%	(126)	-7.2%
Sales and marketing	584	690	668	(106)	-15.4%	22	3.3%
Foreclosed asset costs and write-downs	180	334	1,868	(154)	-46.1%	(1,534)	-82.1%
Provision for potential mortgage repurchases	570	1,192	169	(622)	-52.2%	1,023	605.3%
Amortization of intangible assets	400	342	445	58	17.0%	(103)	-23.1%
Merger and integration	1,051	-	-	1,051	100.0%	-	0.0%
Other expense	3,488	2,674	2,907	814	30.4%	(233)	-8.0%

Total	$36,563	$36,131	$37,318	$432	1.2%	$(1,187)	-3.2%

Discussion of 2013 Compared to 2012

Total non-interest expense increased by approximately $0.4 million in 2013 as compared with 2012, and was primarily driven by a $1.1 million increase in merger and integration costs related to the pending merger with Mission Community Bank, a $0.7 million increase in salaries and employee benefit costs, and $0.8 million increase in other expenses.   The increase in merger and integration costs reflect the costs of due diligence, regulatory and SEC related filing costs, as well as initial integration planning costs associated with the Mission Community Bank merger, for which there were no comparable costs in 2012.  The increased salary and benefit costs were associated with increased costs related to variable bonus plans in 2013, as 2013 included a full year of such bonus plans whereas 2012 only included such plans for the second half of the year.  Salaries and employee benefit costs were also impacted by merit increases across the organization in 2013.  The increase in other expenses  were due to increases in other loan costs due to increased loan production in 2013, as compared to 2012, and settlement costs attributable to resolution of legal matters.  Off-setting these non-interest expense increases were decreases in provisions for mortgage repurchases, professional services and regulatory costs totaling $1.9 million.  The decrease in the provision for potential mortgage repurchases in 2013 was largely driven by 2012 including increased provisioning for estimated losses related to a step up in claims activity in the second quarter of 2012 associated with a group of related mortgages funded and sold in 2007.  The Company provided for the remaining three loans in the group of related mortgages in the first quarter of 2013 and management does not expect there to be any further material provisions required for this group of related loans.  Repurchase requests like these are relatively rare for the Bank.  Total cash paid in settlement for mortgage repurchases has been $1.6 million in the prior 8 years.  We do not believe the requests are in any way indicative of systemic problems with the Bank’s underwriting or origination process of mortgage loans held for sale or that there is significant exposure to repurchase requests other than those arising from the group of related loans to the borrowers in question, which totaled $2.8 million inclusive of the approximately $0.6 million of mortgage repurchases provided for in the first quarter of 2013.  The decline in professional services costs in 2013 as compared to the corresponding period in 2012 is primarily related the Company hiring consultants in 2012 to aid in identifying and implementing operating efficiency initiatives across the organization, which effort was largely completed in the second half of 2012.  The decline in the level of regulatory costs is reflective of the favorable impacts on FDIC assessment costs due to the termination of the Consent Order and the Written Agreement in the second and third quarters of 2012, respectively, and the termination of the MOUs with the FDIC, DBO and FRB in the second and third quarters of 2013.

Discussion of 2012 Compared to 2011

The decline in non-interest expense for 2012 compared with 2011 was largely caused by a $1.5 million reduction in the level write-downs of foreclosed assets and OREO related expenses as a result of the OREO balance being significantly reduced in 2012 as compared to 2011.  In addition regulatory costs, occupancy costs and data processing costs declined $0.8 million, $0.5 million and $0.4 million, respectively in 2012 as compared to 2011. The decline in regulatory costs was directly related to the terminations of the Consent Order and Written Agreement in 2012 and the corresponding impacts on our FDIC assessments.  The decline in occupancy costs was largely attributable to the savings generated from our consolidation of three branches into other nearby Bank branches and the repurchase of four leased facilities, including our administrative headquarters.  The decline in data processing costs primarily reflects 2011 including one-time costs related to new vendors and data processing services that were added in 2011 that did not recur in 2012.

These declines in the non-interest expense categories for 2012 were partially offset by increases in the provision for potential mortgage repurchases, outside service provider expense and salaries and employee benefits. The provision for potential mortgage repurchases increased by $1.0 million.  This increase was largely driven by estimated losses primarily related to claims received in the second and fourth quarters of 2012, as previously discussed.  Repurchase requests are relatively rare for the Bank. In addition, our outside service provider expense increased by $0.9 million in 2012 as compared with 2011 largely due to our filing of registration statements related to our Series A Preferred Stock and related warrants and our Series C Preferred Stock and consulting services related to identifying operating efficiencies within the Bank.  Salaries and employee benefits increased by $0.7 million compared with 2011, largely due to increased commissions due to higher mortgage loan originations and the re-establishment in 2012 of an employee incentive compensation plan in the second half of 2012.

Provision for Income Taxes

For the year ended December 31, 2013, the Company recorded an income tax expense of approximately $7.0 million.  This compares to $1.8 million of income tax benefit in 2012.  The change in the provision for income taxes for 2013 as compared to 2012 can be attributed to the Company’s reversal of $5.6 million of deferred tax asset valuation allowance in 2012, for which there was no corresponding valuation allowance reversal in 2013, as the valuation allowance was fully reversed in the third quarter of 2012.  In addition, income tax expense increased in 2013 due to the overall increase in earnings before taxes.  The Company’s effective tax rate was 39.2% and (16.0)% for 2013 and 2012, respectively.  The Company’s effective tax rate, exclusive of the impacts of the changes in the deferred tax asset valuation allowance, was 33.9% for 2012, which rate reflects a disproportionately larger benefit of tax free municipal bond income due to the lower pre-tax income levels in 2012 as compared to 2013.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard.  Management evaluates the realizability of the deferred tax assets on a quarterly basis.  As a result of this evaluation in 2012, it was determined that 100% of the Company’s deferred tax assets were now more likely than not recognizable as future tax benefits, resulting in the reversal of a previously established valuation allowance of $5.6 million.  The reversal of the allowance in 2012 reflected the impacts of numerous factors, such as continued quarterly earnings and improvements in credit quality that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets.  Please see Note 7. Deferred Tax Assets and Income Taxes, of the Consolidated Financial Statements, filed in this Form 10-K, for additional information concerning the Company’s deferred tax assets.

Financial Condition

The Company saw continued growth in the balance sheet in 2013.  At December 31, 2013, total assets were approximately $1.2 billion.  This represents an increase of approximately $106.1 million or 9.7% over that reported at December 31, 2012.  The increase in total assets is primarily attributable to the growth in the loan portfolio, partially offset by a decline in the investment portfolio and cash and cash equivalents.

At December 31, 2013, total deposits were approximately $973.9 million or approximately $103.0 million higher than that reported at December 31, 2012.  The increase in the level of deposits is reflective of the Bank’s continuing focus to bring new deposit relationships into the Bank and expand our existing customer relationships.  A more detailed discussion about loans and deposits, as well as the other key elements of our financial condition follows.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $26.2 million and $34.1 million at December 31, 2013 and December 31, 2012, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.  The year to date decline is attributable to elevated balances at December 2012 due to the time lag between receipt of proceeds from investment security sales and maturities near the end of the month and redeployment of such funds into the investment portfolio.

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

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings.  The Company has invested in a mix of securities including obligations of U.S. government agencies, mortgage backed securities and state and municipal securities. The Company has an Asset/Liability Committee that develops investment policies based upon the Company’s operating needs and market circumstances.  The Company’s investment policy is formally reviewed and approved annually by the Board of Directors.  The Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Company’s  Board of Directors on a regular basis.

The following table provides a summary of investment securities by securities type as of December 31, 2013, 2012 and 2011 is as follows:

	As of December 31,
	2013		2012		2011
	Amortized		Amortized		Amortized

(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$6,243	$6,208	$7,307	$7,567	$4,209	$4,326
Mortgage backed securities
U.S. government sponsored entities and agencies	186,981	182,931	145,430	145,768	116,732	117,325
Non-agency	10,924	11,032	43,402	44,795	34,667	34,532
State and municipal securities	51,532	50,030	64,824	68,968	49,661	51,923
Corporate debt securities	-	-	-	-	28,909	26,856
Asset backed securities	26,935	26,594	20,049	20,584	2,059	2,020

Total	$282,615	$276,795	$281,012	$287,682	$236,237	$236,982

At December 31, 2013, the fair value of the investment portfolio was approximately $276.8 million or $10.9 million lower than that reported at December 31, 2012.  The change in the balance of the portfolio can be attributed to a decline in market value in 2013, due to rising long term interest rates.

Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At December 31, 2013, the securities portfolio had net unrealized losses, net of taxes, of approximately $3.4 million, a decrease of approximately $7.4 million from the unrealized gain position reported at December 31, 2012.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from continued economic conditions and uncertainty.  All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.

The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the full faith and guarantee of the issuing agencies and the U.S. Federal Government.  At December 31, 2013, approximately $182.9 million or 66.1% of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment rates.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  In general, in a rising rate environment, as we are currently in, prepayment speeds tend to slow down, which extends the effective duration of this type of security and therefore makes it more susceptible to declines in fair value due solely to rising interest rates.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category at December 31, 2013:

(dollar amounts in thousands)	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$92	$408	$3,345	$2,363	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	24,524	74,556	40,224	43,627	182,931
Non-agency	4,383	5,118	1,531	-	11,032
State and municipal securities	-	8,678	37,872	3,480	50,030
Asset backed securities	-	-	14,780	11,814	26,594
Total available for sale securities	$28,999	$88,760	$97,752	$61,284	$276,795

Amortized cost	$29,282	$90,023	$100,191	$63,119	$282,615

Weighted average yield	2.20%	2.35%	2.47%	2.61%	2.43%

Federal Home Loan Bank Stock (“FHLB”)

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At December 31, 2013, the Company held approximately $4.7 million in FHLB stock, an increase of $0.1 million from that reported at December 31, 2012, due to required incremental investments in the stock by FHLB.

Loans

Summary of Market Conditions

The local economies in which the Company operates have been showing steady signs of improvement since the second quarter of 2012, after two plus years of tepid demand.  With the addition of our new sales team who are focused on our region’s largest industry, agriculture, as well as the commercial and small business segments of the market, and single-family mortgages, the Bank has been able to capitalize on the markets’ slow but steady recovery to generate quarter over quarter net loan growth in each quarter since the second quarter of 2012.

We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, coupled with new sales team, our expansion into Ventura County, with the opening of new loan production office in Oxnard in the middle of 2012, and the opening of the Goleta loan production office in the first quarter of 2013, should contribute to continued growth in our loan portfolio. We also believe that the merger with Mission Community Bank will provide expanded opportunities in markets, for which the Company has had limited focus, which should also enhance our opportunities for loan production growth.  Although the Company believes that it is seeing continued signs of stabilization in the local economies in which it operates, the Company realizes that the economic recovery is still very fragile and a renewed decline in the global, national, state and local economies may further impact local borrowers, as well as negatively impact values of real estate within our market footprint used to secure certain loans. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including commercial real estate, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment. The Company is focused on monitoring credit in order to take proactive steps when and if necessary, to mitigate any material adverse impacts on the Company.

Credit Quality

The Company’s primary business is the extension of credit to individuals and businesses and safekeeping of customers’ deposits. The Company’s policies concerning the extension of credit require risk analysis including an extensive evaluation of the purpose for the loan request and the borrower’s ability and willingness to repay the Bank as agreed. The Company also considers other factors when evaluating whether or not to extend new credit to a potential borrower. These factors include the current level of diversification in the loan portfolio and the impact that funding a new loan will have on that diversification, legal lending limit constraints and any regulatory limitations concerning the extension of certain types of credit.

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

Loans Held for Sale

Loans held for sale primarily consist of mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At December 31, 2013, mortgage correspondent loans (loans held for sale) totaled approximately $2.4 million, $20.1 million less than that reported at December 31, 2012. The decrease in mortgage correspondent loans in 2013 is reflective of a reduction in funding levels in the second half of the year due to higher mortgage interest rates as well as the timing of mortgage originations at the end of 2012, which resulted in a larger than normal volume of loans pending purchase by the investors at December 31, 2012.

Summary of Loan Portfolio

At December 31, 2013, total gross loan balances were $827.5 million.  This represents an increase of approximately $137.9 million or 20.0% from the $689.6 million reported at December 31, 2012.  The current year growth in total gross loans was primarily due to new loan originations driven by improving market conditions and increasing loan demand over the last year, together with the expansion of our sales team and opening of new loan production offices.

The table below sets forth the composition of the loan portfolio as of December 31, 2013, 2012, 2011, 2010, and 2009:

	2013		2012		2011		2010		2009
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Secured
Multi-family residential	$31,140	3.8%	$21,467	3.1%	$15,915	2.5%	$17,637	2.6%	$20,631	2.8%
Residential 1 to 4 family	88,904	10.7%	41,444	6.0%	20,839	3.2%	21,804	3.2%	25,483	3.5%
Home equity line of credit	31,178	3.8%	31,863	4.6%	31,047	4.8%	30,801	4.5%	29,780	4.1%
Commercial	432,203	52.1%	372,592	54.1%	357,499	55.4%	348,583	51.6%	337,940	46.5%
Farmland	50,414	6.1%	25,642	3.7%	8,155	1.3%	15,136	2.2%	13,079	1.8%
Total real estate secured	633,839	76.5%	493,008	71.5%	433,455	67.2%	433,961	64.1%	426,913	58.7%

Commercial
Commercial and industrial	119,121	14.4%	125,340	18.2%	141,065	21.8%	145,811	21.6%	157,270	21.6%
Agriculture	32,686	4.0%	21,663	3.1%	15,740	2.4%	15,168	2.2%	17,698	2.4%
Other	38	0.0%	61	0.0%	89	0.0%	153	0.0%	238	0.0%
Total commercial	151,845	18.4%	147,064	21.3%	156,894	24.2%	161,132	23.8%	175,206	24.0%

Construction
Single family residential	3,873	0.5%	8,074	1.2%	13,039	2.0%	11,525	1.7%	15,538	2.1%
Single family residential - Speculative	1,153	0.1%	535	0.1%	8	0.0%	2,391	0.4%	3,400	0.5%
Tract	-	0.0%	-	0.0%	-	0.0%	-	0.0%	2,215	0.3%
Multi-family	736	0.1%	778	0.1%	1,669	0.3%	2,218	0.3%	2,300	0.3%
Hospitality	-	0.0%	-	0.0%	-	0.0%	-	0.0%	14,306	2.0%
Commercial	7,937	1.0%	10,329	1.5%	8,015	1.2%	27,785	4.1%	27,128	3.7%
Total Construction	13,699	1.7%	19,716	2.9%	22,731	3.5%	43,919	6.5%	64,887	8.9%

Land	24,523	3.0%	24,664	3.6%	26,454	4.1%	30,685	4.5%	52,793	7.2%
Installment loans to individuals	3,246	0.4%	4,895	0.7%	6,479	1.0%	7,392	1.1%	8,327	1.1%
All other loans (including overdrafts)	332	0.0%	261	0.0%	273	0.0%	214	0.0%	553	0.1%

Total gross loans	$827,484	100.0%	$689,608	100.0%	$646,286	100.0%	$677,303	100.0%	$728,679	100.0%
Deferred loan fees	(1,281)		(937)		(1,111)		(1,613)		(1,825)
Allowance for loan losses	(17,859)		(18,118)		(19,314)		(24,940)		(14,372)

Total net loans	$808,344		$670,553		$625,861		$650,750		$712,482

Loans held for sale	$2,386		$22,549		$21,947		$11,008		$9,487

Real Estate Secured

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio by type of real estate as of December 31, 2013:

	December 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Real Estate Secured
Retail	$41,002	$254	$41,256	6.2%	32.7%	50	$4,614
Professional	38,602	128	38,730	5.8%	30.7%	76	4,200
Hospitality	123,181	3,190	126,371	19.1%	100.2%	48	10,209
Multi-family	31,141	298	31,439	4.7%	25.0%	34	5,144
Home equity lines of credit	31,178	23,365	54,543	8.2%	43.3%	385	1,200
Residential 1 to 4 family	88,903	201	89,104	13.5%	70.7%	195	2,760
Farmland	50,414	620	51,034	7.7%	40.5%	37	6,149
Healthcare / medical	33,077	-	33,077	5.0%	26.3%	38	7,500
Restaurants / hospitality	9,802	-	9,802	1.5%	7.8%	16	2,393
Commercial	124,978	637	125,615	19.0%	99.7%	128	9,200
Other	61,561	127	61,688	9.3%	49.0%	33	13,713

Total real estate secured	$633,839	$28,820	$662,659	100.0%	525.9%	1,040	$13,713

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2013.

At December 31, 2013, real estate secured balances represented approximately $633.8 million or 76.5% of total gross loans. When compared to that reported at December 31, 2012, this represents an increase of approximately $140.8 million or 28.6%. The Company experienced growth across substantially all real estate components, but most significantly in the commercial real estate, residential 1 to 4 family and farmland components.  The $59.6 million, or 16%, increase in the commercial real estate component is primarily tied to new loan originations and advances on existing loans during 2013, which exceeded payments on the existing loans by $68.3 million.  The balance of the increase in commercial real estate loans was largely due to the transfer of completed commercial real estate construction projects from the construction loan segment to the commercial real estate segment. Residential 1 to 4 family increased $47.5 million, or 114.5%, during 2013, as new residential mortgage originations identified for portfolio growth, as opposed to sale, expanded this portfolio.  In addition, the Company purchased approximately $15 million of adjustable rate mortgages in the fourth quarter of 2013 to help diversify the loan portfolio and provide incremental interest income, as opposed to purchasing investment securities.  Farmland grew $24.8 million, or 96.6%, which is directly attributable to the Company’s strategy to invest in an agriculture customer relationship team to better serve the largest market in our footprint.

As of December 31, 2013, a total of $22.9 million of the real estate secured balance was risk graded as special mention or substandard, with the largest single component being the commercial segment which represented $18.1 million.  This compares to $47.6 million of the real estate secured balance and $39.6 million of commercial real estate being risk graded special mention or substandard as of December 31, 2012.  The improvement in both the real estate segment in total and more specifically the commercial real estate segment is attributable to a combination of loan pay-offs, including the single largest substandard commercial real estate loan relationship which paid-off its outstanding balance of $6.4 million, in the fourth quarter of 2013, pay-downs and upgrades during 2013, which outpaced the level of new loans being down-graded into special mention or substandard.

At December 31, 2013, real estate secured balances as well as related unfunded commitments represented 526% of the Bank’s total risk-based capital compared to 389% reported at December 31, 2012.  The year over year increase not only reflects the increase in real estate lending during 2013, but also the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

At December 31, 2013, $258.7 million or 40.8% of real estate secured balances were owner occupied.  This compares to $170.9 million or 34.7% of total real estate secured balances reported at December 31, 2012.

Commercial

Commercial loans, primarily consisting of commercial and industrial (“C&I”) and agricultural loans, totaled $151.8 million at December 31, 2013.  This represents an increase of $4.8 million over that reported at December 31, 2012.

C&I

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio by industry served as of December 31, 2013:

	December 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$6,936	$3,245	$10,181	5.1%	8.1%	31	$2,000
Oil gas and utilities	1,244	1,594	2,838	1.4%	2.3%	6	888
Construction	13,196	18,628	31,824	16.1%	25.2%	133	5,000
Manufacturing	11,366	8,112	19,478	9.8%	15.5%	78	2,000
Wholesale and retail	12,763	7,972	20,735	10.4%	16.5%	116	1,500
Transportation and warehousing	2,197	338	2,535	1.3%	2.0%	30	596
Media and information services	3,731	1,308	5,039	2.5%	4.0%	20	1,500
Financial services	4,957	2,055	7,012	3.5%	5.6%	40	1,000
Real estate / rental and leasing	17,047	13,181	30,228	15.3%	23.9%	94	6,522
Professional services	14,199	12,461	26,660	13.4%	21.1%	146	2,600
Healthcare / medical	8,495	5,936	14,431	7.3%	11.5%	95	11,464
Restaurants / hospitality	15,606	3,251	18,857	9.5%	15.0%	78	6,000
All other	7,384	1,360	8,744	4.4%	6.9%	96	2,800

Commercial and industrial	$119,121	$79,441	$198,562	100.0%	157.6%	963	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2013.

At December 31, 2013, C&I loans represented approximately $119.1 million or 14.4% of total gross loan balances.  This represents a decline of approximately $6.2 million or 5.0% from December 31, 2012.  The year-over-year decline can be primarily attributed to payment activity, including $19.8 million of commercial loan pay-offs, exceeding advances on new and existing commercial loans as well as $0.9 million of charge-offs.  Despite the decline in outstanding advances on C&I lines or credit, total bank exposure on C&I lines increased modestly related to new loans written but not funded during 2013.   The ratio of total C&I loan balances, including undisbursed commitments to risk-based capital, increased from 149% at December 31, 2012 to 158% at December 31, 2013. The increase in this percentage reflects the increase in the total bank exposure for C&I loans outstanding at December 31, 2013, as well as the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

As of December 31, 2013, a total of $13.1 million of the C&I balance was risk graded as special mention or substandard.  This compares to $11.2 million of the C&I balance being risk graded special mention or substandard as of December 31, 2012.  The increase in the special mention and substandard risk grade of C&I is attributable to a few large C&I credit relationships that were downgraded during 2013 due to customer specific credit issues and are not indicative of a broader credit risk in the C&I portfolio.  The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.

Agriculture

The following table provides a break-down of the agriculture segment of the Company’s commercial loan portfolio by business type:

	December 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Agriculture
Vegetable and melon farming	$9,781	$5,641	$15,422	25.4%	12.2%	17	$4,000
Fruit and tree nut farming	11,506	8,958	20,464	33.7%	16.3%	20	6,470
Other crop farming	215	1,005	1,220	2.0%	1.0%	4	650
Animal production	2,091	4,454	6,545	10.8%	5.2%	36	1,112
Support activities for agriculture	1,977	1,500	3,477	5.7%	2.8%	10	1,150
Food manufacturing	1,903	1,964	3,867	6.4%	3.1%	16	2,000
Wholesale merchants	3,303	4,439	7,742	12.8%	6.1%	10	1,800
Transportation and warehousing	24	-	24	0.0%	0.0%	1	25
All other	1,886	49	1,935	3.2%	1.5%	6	1,600

Agriculture	$32,686	$28,010	$60,696	100.0%	48.2%	$120	$6,470

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2013.

At December 31, 2013, agriculture balances totaled approximately $32.7 million or 4.0% of total gross loan balances, which represents an approximate $11.0 million, or 50.9%, increase when compared to that reported at December 31, 2012.  The increase in the balance is associated with advances against new and existing loans originated by our new agriculture lending team outpacing loan payment activity and $0.4 million of charge-offs.  At December 31, 2013 and December 31, 2012, agriculture balances, including undisbursed commitments, represented 48% and 32%, respectively, of the Bank’s total risk-based capital. The increase in the percentage not only reflects the increase in agriculture lending year over year but also the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

As of December 31, 2013, a total of $1.4 million of the agriculture balance was risk graded as special mention or substandard.  This compares to $1.9 million of the agriculture balance being risk graded special mention or substandard as of December 31, 2012.  The improvement in the credit risk grade profile of the agriculture portfolio is largely attributable to payment and charge-off activity exceeding new loans being added to the substandard and special mention risk grades during 2013.

Construction

The following provides a break-down of the Bank’s construction portfolio as of December 31, 2013:

	December 31, 2013			Percent of Bank			Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$3,873	$2,203	$6,076	23.2%	4.8%	11	$2,250
Single family residential - Spec.	1,153	1,701	2,854	10.9%	2.3%	2	1,754
Multi-family	736	-	736	2.8%	0.6%	1	787
Commercial	7,937	8,585	16,522	63.1%	13.1%	5	8,000

Total construction	$13,699	$12,489	$26,188	100.0%	20.8%	19	$8,000

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2013.

At December 31, 2013, construction balances represented approximately $13.7 million, or 1.7%, of total gross loan balances, a decrease of $6.0 million or 30.5% from that reported at December 31, 2012. This decrease is largely due to the transfer of completed commercial real estate projects to the commercial real estate component of the secured real estate segment and the transfer of a $1.4 million commercial real estate project to OREO, after the impacts of a $0.2 million charge-off.  These reductions in the construction loan balances were partially offset by construction advances on new and existing loans out-pacing payment activity during 2013.  Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.  The ratio of total construction loan balances, including undisbursed commitments, to risk-based capital increased from 17% at December 31, 2012 to 21% at December 31, 2013.  The increase in this percentage reflects the increase in undisbursed commitments on new construction loans originated in 2013, as well as the impacts of the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

As of December 31, 2013, there were no construction loans risk graded as special mention or substandard.  This compares to $1.9 million of the construction balance at December 31, 2012, of which was all related to commercial real estate construction. The improvements in both the construction segment in total and more specifically the commercial real estate segment is entirely attributable to the previously discussed transfer of a single commercial construction project to OREO in the first quarter of 2013.

Land

The following table provides a break-down of the land segment of the Company’s land portfolio by property type as of December 31, 2013:

	December 31, 2013				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$2,317	$-	$2,317	9.2%	1.8%	21	$280
Single family residential - Spec.	490	-	490	1.9%	0.4%	4	303
Tract	10,017	-	10,017	39.7%	7.9%	8	10,673
Land - Multifamily	2,284	733	3,017	11.9%	2.4%	1	3,100
Commercial	8,831	-	8,831	35.0%	7.0%	21	1,369
Hospitality	584	-	584	2.3%	0.5%	1	599

Total land	$24,523	$733	$25,256	100.0%	20.0%	56	$10,673

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2013.

Land consists of loans collateralized by raw land that is being held for future development.  Once development begins, the loan is generally refinanced into a construction loan.  At December 31, 2013, land balances represented approximately $24.5 million or 3.0% of total gross loan balances, an increase of $0.2 million or 0.6% from the corresponding balance reported at December 31, 2012.  The modest decline in land loans in 2013 is largely tied to loan payment activity, primarily in the second half of the year exceeding new loan originations in this segment.  The ratio of total land loan balances, including undisbursed commitments, to risk-based capital was essentially flat at 20% at both December 31, 2012 and December 31, 2013.  The lack of change reflects the substantially offsetting impacts of a reduction in the level of undisbursed loan commitments at December 31, 2013, as compared to the same period last year and the reduction in capital resulting from the retirement of the Series A Preferred Stock, which is discussed in more detail later in the Capital section of Management’s Discussion and Analysis.

As of December 31, 2013, a total of $9.3 million of the land balance was risk graded as special mention or substandard.  This compares to $12.2 million of the land balance being risk graded special mention or substandard at December 31, 2012. The improvement in the land segment is largely attributable to payment activity and loan upgrades during 2013.  As of December 31, 2013, over half of the risk graded special mention or worse balance is attributable to a single credit relationship, which continues to perform in accordance with the terms of its restructured note.

Installment

At December 31, 2013, the installment loan balances were approximately $3.2 million compared to the $4.9 million reported at December 31, 2012.  Installment loans include revolving credit plans, consumer loans, and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to change in interest rates for the loan portfolio as well as information about fixed and variable rate loans at December 31, 2013.  A large portion of the growth in the loan portfolio consists of loans with maturities of over 5 years, which is consistent with the fact that much of the loan growth has been in the real estate secured segment.  Variable rate loans currently at or below their floor are classified as variable in the table below:

			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
(dollar amounts in thousands)	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$3,613	$2	$3,326	$1,829	$22,370	$-	$31,140
Residential 1 to 4 family	1,285	883	4,296	11,288	47,695	23,457	88,904
Home equity line of credit	20,832	47	243	-	1,036	9,020	31,178
Commercial	13,174	17,826	44,681	45,938	307,555	3,029	432,203
Farmland	1,443	1,200	6,430	12,219	29,019	103	50,414
Commercial
Commercial and industrial	26,892	38,456	15,270	24,941	13,338	224	119,121
Agriculture	17,673	9,472	1,647	721	3,173	-	32,686
Other	-	-	38	-	-	-	38
Construction
Single family residential	840	3,033	-	-	-	-	3,873
Single family residential - Spec.	987	166	-	-	-	-	1,153
Multi-family	-	-	-	736	-	-	736
Commercial	7,034	-	100	803	-	-	7,937
Land	13,837	5,555	3,765	1,366	-	-	24,523
Installment loans to individuals	838	88	510	209	620	981	3,246
All other loans (including overdrafts)	332	-	-	-	-	-	332

Total loans, gross	$108,780	$76,728	$80,306	$100,050	$424,806	$36,814	$827,484

Variable rate loans (1)	93,297	54,150	41,362	34,866	250,834	32,504	507,013
Fixed rate loans	15,483	22,578	38,944	65,184	173,972	4,310	320,471

Total loans, gross	$108,780	$76,728	$80,306	$100,050	$424,806	$36,814	$827,484

(1)         Variable rate loans include $376.7 million of variable rate loans that are at or below their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

Allowance for Loan Losses (“ALLL”)

The Company maintains an ALLL at a level considered by management to be adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. The allowance is comprised of two components: specific credit allocation and general portfolio allocation, which includes a qualitatively determined adjustment. The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances. Please see Note 5. Allowance for Loan Losses, of the Consolidated Financial Statements, filed in this Form 10-K for a detailed discussion concerning the Company’s methodology for determining an adequate allowance. Please also see Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements, filed in this Form 10-K for additional discussion concerning the ALLL, loan charge-offs, and credit risk management.

The Company allocates the ALLL across product types within the loan portfolio. The following table provides a summary of the ALLL and its allocation to each major loan type of the loan portfolio, as well as the percentage that each major category’s allowance represents as a percentage of gross loan balances in that category as of December 31, 2013, 2012, 2011, 2010, and 2009:

	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollar amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$242	0.8%	$115	0.5%	$87	0.5%	$118	0.7%	$119	0.6%
Residential 1 to 4 family	1,243	1.4%	290	0.7%	397	1.9%	447	2.1%	264	1.0%
Home equity line of credit	149	0.5%	443	1.4%	421	1.4%	219	0.7%	179	0.6%
Commercial	6,551	1.5%	5,659	1.5%	8,511	2.4%	10,862	3.1%	6,081	1.8%
Farmland	972	1.9%	372	1.5%	229	2.8%	239	1.6%	208	1.6%
Total real estate secured	9,157	1.4%	6,879	1.4%	9,645	2.2%	11,885	2.7%	6,851	1.6%

Commercial
Commercial and industrial	3,713	3.1%	5,297	4.2%	6,200	4.4%	9,024	6.2%	4,635	2.9%
Agriculture	1,144	3.5%	857	4.0%	349	2.2%	482	3.2%	178	1.0%
Other	-	0.0%	-	0.0%	-	0.0%	1	0.7%	1	0.4%
Total commercial	4,857	3.2%	6,154	4.2%	6,549	4.2%	9,507	5.9%	4,814	2.7%

Construction
Single family residential	38	1.0%	65	0.8%	139	1.1%	632	5.5%	304	2.0%
Single family residential - Spec.	24	2.1%	6	1.1%	-	0.0%	75	3.1%	46	1.4%
Tract	-	0.0%	-	0.0%	-	0.0%	-	0.0%	190	8.6%
Multi-family	17	2.3%	6	0.8%	148	8.9%	349	15.7%	90	3.9%
Hospitality	-	0.0%	-	0.0%	-	0.0%	-	0.0%	107	0.7%
Commercial	183	2.3%	236	2.3%	201	2.5%	297	1.1%	270	1.0%
Total construction	262	1.9%	313	1.6%	488	2.1%	1,353	3.1%	1,007	1.6%

Land	3,451	14.1%	4,670	18.9%	2,416	9.1%	2,000	6.5%	1,644	3.1%
Installment loans to individuals	100	3.1%	64	1.3%	175	2.7%	166	2.2%	40	0.5%
All other loans (including overdrafts)	32	9.6%	38	14.6%	41	15.0%	29	13.6%	16	2.9%

Total allowance for loan losses	$17,859	2.2%	$18,118	2.6%	$19,314	3.0%	$24,940	3.7%	$14,372	2.0%

Allocation of the Allowance for Loan Losses

The ALLL as of December 31, 2013 decreased both in real terms and as a percentage of gross loans to $17.9 million, or 2.2%, from $18.1 million, or 2.6%, at December 31, 2012, due in large part to continuing improvement in the overall credit quality of the loan portfolio, reductions in specific reserve requirements due to the favorable resolution of two larger specifically reserved C&I loans and improving collateral value on our largest specifically impaired commercial real estate loan, as well as improvements in historical loan charge-off experience.  The improvement in the credit quality is reflected in a number of indicators all of which have trended favorably year over year, and virtually all of which are at or near their lowest levels since the credit crisis peaked in 2010.  The indicators that we believe are most indicative of the improving credit quality of the portfolio include:  the level of special mention and worse loans, which have declined $28.5 million or 37.8% since December 31, 2012; the level of non-accrual loans, which have declined $7.2 million, or 41.6% since December 31, 2012; and the ratio of classified assets to Tier 1 capital plus the ALLL, which has improved from 35.4% to 26.0% since December 31, 2012.  These favorable trends in the credit quality of the portfolio, including the favorable impacts of declining charge-off activity over the last year were more than offset by loan growth during the year.  Gross loans grew $137.9 million, or 20% during the year, which is the primary driver of the increase in the general reserves from $12.1 million at December 31, 2012 to $14.7 million at December 31, 2013.  While the general reserve requirements were favorably impacted by these company specific credit trends, as well as improvements in qualitative component related to the continued strengthening outlook on the local, state and national economies and their interplay with our local lending base, they were partially offset by increases in the qualitative component of the general reserve calculation due to two key elements: the increases in the loan concentrations for 1 to 4 family residential, farmland and agriculture lending and commercial real estate; and the growing uncertainties raised due to the continuing drought conditions in California and more specifically the Central Coast market that we serve.  The positive factors were also offset by the Company extending the look back period used to establish the loss history for the general reserve component of the ALLL both in the first quarter of 2013 and again in the fourth quarter of 2013 in an effort to continue to factor in the higher loss experience that resulted from the credit crisis as well as growth in the loan portfolio over the last year.  The overall result of these favorable and unfavorable trends was a very slight increase in the general reserve as a percentage of loans collectively evaluated for impairment from 1,79% at December 31, 2012 to 1,81% at December 31, 2013.  Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve to certain components of the allowance amount within the various loan segments as compared to December 31, 2012, as loss experience by segment has fluctuated over time.  The increase in the level of reserve requirement for residential 1 to 4 family is largely a result of growth in this loan component but also the changes in the loss mix due to the extended look back period and the increased qualitative component of the general reserve due to significant growth in this segment of the loan portfolio, as previously noted.

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

The allowance for loan losses allocated to the commercial real estate segment of the portfolio increased by $1.0 million from $5.7 million at December 31, 2012 to $6.7 million at December 31, 2013.  This increase was driven primarily by growth in this segment of the loan portfolio and to a lesser degree the impacts of the extension of the look back period used as the basis for the general reserve calculation.  These factors that served to increase the reserve requirement for commercial real estate loans were partially offset by improvements in the qualitative factors, which were largely the result of improvements in both the national and local economic indicators, both of which impact the level of general allowance needed for the commercial real estate segment.

The C&I segment of the loan portfolio was the other segment that experienced a major decline in its allocation in the ALLL. The C&I segment’s allowance for loan loss allocation declined by $1.9 million, from $5.3 million at December 31, 2012 to $3.4 million at December 31, 2013.  This decline was largely driven by the favorable resolution of one of the largest specifically reserved loan in the C&I segment, which resulted in a $1.6 million reduction in specific reserve requirements as compared to December 31, 2012. The decline in the C&I portion of the portfolio allowance for loan losses was also driven by continued improvements in the historical loss history during 2013, which factors into the determination of the general reserve component of the allowance for loan losses.

Although we have experienced some stabilization in general economic conditions and real estate values over the last two plus years, should the local market experience renewed deterioration in economic conditions or the credit quality of the segments mentioned above, it may result in additional significant provisions for loan losses and increases in the allocation of the allowance to those categories.

At December 31, 2013, the balance of classified loans was approximately $35.5 million.  This compares to the $51.1 million in classified loan balances reported at December 31, 2012.  The decline in the level of classified loans reflects continued improvement in the overall credit quality of the portfolio through a combination of pay-downs, up-grades of substandard credits, and to a lesser degree charge-offs, exceeding the level of inflow into the classified pool.

Although the improvement in classified assets has had a direct impact on the level of calculated general portfolio allocation under the Company’s methodology for determining an appropriate level for the allowance for loan losses, other factors, such as the lingering effects of elevated historical charge-off levels, and continued concerns over the speed and level of recovery of the local economy and real estate values, as well as concerns that the lingering drought conditions might adversely impact our customer base require us to maintain the  allowance for loan losses at a level higher than that experienced for most of the Bank’s 30 year history.

Net loan charge-offs for the year ended December 31, 2013 totaled approximately $0.3 million compared to approximately $8.9 million for 2012.  The decrease in charge-offs is largely due to 2012 charge-offs being elevated as a result of a few large loan relationships that were placed on non-accrual in the first two quarters of 2012, which resulted in charge-offs based on their specific reserve calculations.  Loan charge-offs for the year ended December 31, 2013 were driven by charge-offs on a number of small loan relationships, as well as a $0.2 million loss realized on the sale of collateral for the loan transferred into OREO in the first quarter of 2013.

Net loan charge-offs for the year ended December 31, 2012 totaled approximately $8.9 million compared to approximately $11.7 million for 2011.  The decrease in charge-offs is largely due to 2011 charge-offs being elevated due to the sale of certain non-performing loans.  These sales accounted for $7.2 million of the net charge-offs in 2011.  Absent the effects of the loan sale related charge-offs in 2011, the 2012 charge-off levels would be elevated on a comparative basis, driven largely by the partial charge-offs associated with the previously discussed updated specific reserve calculations as well as $1.3 million of charge-offs being attributable to a single credit relationship for which the borrower is under investigation of fraud.

Annualized net charge-offs to average loans for the year ended December 31, 2013 were 0.03%, the lowest level of net charge-offs the Company has experienced since 2008, as compared to 1.32% for 2012. At December 31, 2013, the allowance for loan losses represented 2.16% of total gross loans compared to the 2.63% reported at December 31, 2012. As of December 31, 2013, management believes the ALLL was sufficient to cover current estimable losses in the Company’s loan portfolio.

The following table provides an analysis of the ALLL for the years ended December 31, 2013, 2012, 2011, 2010, and 2009:

	For The Years Ended December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Balance, beginning of period	$18,118	$19,314	$24,940	$14,372	$10,412
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	23	117	30	753	558
Home equity line of credit	-	-	407	10	-
Commercial	108	2,361	1,517	4,502	339
Farmland	-	4	226	235	-
Commercial
Commercial and industrial	896	3,289	4,194	12,249	5,816
Agriculture	385	1,845	174	1,489	2,224
Construction	169	1,128	47	1,259	2,218
Land	34	2,168	103	2,985	8,886
Installment loans to individuals	411	184	204	371	163
All other loans	-	137	-	-	-
Total Loan Charge-offs	2,026	11,233	$6,902	$23,853	$20,204

Charge-offs related to the sale of loans
Residential 1 to 4 family	-	-	3	-	-
Home equity line of credit	-	-	57	-	-
Commercial real estate	-	-	5,404	-	-
Farmland	-	-	681
Commercial and industrial	-	-	58	-	-
Construction	-	-	291	-	-
Land	-	-	690	-	-
Total charge-offs related to the sale of loans	-	-	7,184	-	-

Total charge-offs	2,026	11,233	14,086	23,853	20,204

Recoveries:
Real Estate Secured
Residential 1 to 4 family	42	33	30	87	21
Home equity line of credit	12	14	4	-	-
Commercial	77	1,185	313	27	-
Farmland	230	21	13	6	-
Commercial
Commercial and industrial	965	994	1,544	1,349	54
Agriculture	147	60	125	87	4
Construction	153	1	112	10	16
Land	73	22	207	1,311	-
Installment loans to individuals	68	23	49	13	2
All other loans	-	3	-	-	1

Total recoveries	1,767	2,356	2,397	2,890	98

Net charge-offs	259	8,877	11,689	20,963	20,106

Provisions for loan losses	-	7,681	6,063	31,531	24,066

Balance, end of period	$17,859	$18,118	$19,314	$24,940	$14,372

Gross loans, end of period	$827,484	$689,608	$646,286	$677,303	$728,679
Allowance for loan losses to total gross loans	2.16%	2.63%	2.99%	3.68%	1.97%
Net charge-offs to average loans	0.03%	1.32%	1.75%	2.96%	2.83%

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  The decrease in non-performing loans, reflected in the table below, and more specifically the decrease in the commercial and industrial and the land segments was largely the result of troubled debt restructuring activity in 2012.  See also Note 1. Summary of Significant Accounting Policies and Note 4. Loans, of the Consolidated Financial Statements, filed in this Form 10-K, for additional discussion concerning non-performing loans, as well as a discussion concerning credit quality.

The following table provides a summary of the Company’s non-performing loans, foreclosed assets and TDRs:

	December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009

Loans delinquent 90 days or more and still accruing	$-	$-	$-	$-	$151

Non-Performing Loans:
Residential 1-4 family	$449	$835	$622	$748	$1,147
Home equity lines of credit	-	58	359	1,019	320
Commercial real estate	672	928	4,551	17,752	11,035
Farmland	-	1,077	-	2,626	-
Commercial and industrial	2,180	4,657	1,625	3,921	8,429
Agriculture	789	907	2,327	246	3,172
Construction	-	1,380	937	3,040	3,838
Land	5,910	7,182	1,886	3,371	10,182
Installment	117	285	61	96	47

Total non-performing loans	$10,117	$17,309	$12,368	$32,819	$38,170

Other real estate owned	$-	$-	$917	$6,668	$946
Other repossessed assets	-	-	42	27	83

Total non-performing assets	$10,117	$17,309	$13,327	$39,514	$39,350

TDRs
Accruing	$5,853	$17	$561	$2,781	$9,703
Included in non-performing loans	7,076	11,613	3,124	7,636	3,232

Total TDRs	$12,929	$11,630	$3,685	$10,417	$12,935

Ratio of allowance for loan losses to total gross loans	2.16%	2.63%	2.99%	3.68%	1.97%
Ratio of non-performing loans to total gross loans	1.22%	2.51%	1.91%	4.85%	5.26%
Ratio of non-performing assets to total assets	0.84%	1.58%	1.35%	4.02%	4.15%

Non-Accruing Loans

The following table reconciles the change in total non-accruing balances for the year ended December 31, 2013:

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing		December 31,
(dollar amounts in thousands)	2012	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$835	$659	$(540)	$-	$(482)	$(23)	$449
Home equity line of credit	58	-	(3)	-	(55)	-	-
Commercial	928	833	(634)	(222)	(192)	(41)	672
Farmland	1,077	-	(1,077)	-	-	-	-
Commercial
Commercial and industrial	4,657	1,943	(993)	-	(2,530)	(897)	2,180
Agriculture	907	537	(259)	-	(11)	(385)	789
Construction
Commercial	1,380	-	-	(1,211)	-	(169)	-
Land	7,182	1,303	(505)	-	(2,036)	(34)	5,910
Installment loans to individuals	285	458	(11)	(101)	(117)	(397)	117

Totals	$17,309	$5,733	$(4,022)	$(1,534)	$(5,423)	$(1,946)	$10,117

At December 31, 2013, the balance of non-accruing loans, inclusive of non-accruing TDRs of $7.1 million, was approximately $10.1 million, or $7.2 million, lower than that reported at December 31, 2012.  The decrease in non-accruing loans is due to a combination of $4.0 million of non-accrual loans that paid down or paid off, $1.5 million that transferred to foreclosed collateral and $5.4 million that returned to accrual status after prolonged performance under their current payment plans.  These improvements in the level of non-accruing loans were partially offset by $5.7 million of loans transferring to non-accrual status net of $1.9 million of charge-offs.  A large percentage of additions to non-accrual were due to loans being newly designated as TDRs in the first nine months of 2013.  Substantially all of the decrease in non-performing assets can be attributed to the changes in the non-accruing loans, discussed above, as there was no OREO outstanding at December 31, 2013 or 2012. Of the $10.1 million of non-accruing loans as of December 31, 2013, $7.2 million, or 71.3%, were performing in accordance with their contractual payment terms.

Other Real Estate Owned

As of December 31, 2013 and 2012, the Company held no OREO.  As was previously noted, the Company did foreclose on a single loan in the first quarter of 2013, and sold the underlying collateral within the same quarter at a loss of $0.2 million, which was reflected as a charge-off against the ALLL in accordance with U.S. GAAP.  See also Note 9. Other Real Estate Owned, of the Consolidated Financial Statements filed in this Form 10-K, for additional discussion concerning OREO.

Deposits and Borrowed Funds

The following table provides a summary for the last three fiscal years regarding the composition of deposits at December 31, the average rates paid on each of these categories and the year over year variance from 2013 to 2012:

	2013		2012		Variance		2011
		Average		Average				Average
(dollar amounts in thousands)	Balance	Rate Paid	Balance	Rate Paid	Dollar	Percent	Balance	Rate Paid
Non-interest bearing deposits	$291,856	0.00%	$273,242	0.00%	$18,614	6.81%	$217,245	0.00%
NOW accounts	87,298	0.10%	76,728	0.11%	10,570	13.78%	64,298	0.15%
Other savings deposits	42,648	0.10%	41,021	0.10%	1,627	3.97%	33,740	0.14%
Money market deposit accounts	332,272	0.33%	293,525	0.36%	38,747	13.20%	278,214	0.50%
Time deposits	219,821	0.87%	186,354	1.00%	33,467	17.96%	192,711	1.39%

Total deposits	973,895	0.32%	870,870	0.36%	103,025	11.83%	786,208	0.56%

The following table provides a maturity distribution of certificates of time deposits as of December 31, 2013 and 2012:

	Time Deposits under $100,000		Time Deposits of $100,000 or more
(dollar amounts in thousands)	2013	2012	2013	2012
Less than 3 months	$17,678	$19,910	$46,498	$12,788
3 to 12 months	30,661	33,935	36,115	29,240
Over 1 year	22,957	35,404	65,912	55,077

Total	$71,296	$89,249	$148,525	$97,105

As indicated in the table above total deposit balances at December 31, 2013 were approximately $973.9 million.  This represents an increase of approximately $103.0 million, or 11.8% when compared to that reported at December 31, 2012.  As previously noted, the Company’s deposit gathering success is benefiting from both the very liquid nature of the market, as well as continued focus on relationship deepening and cross selling with existing customers and establishment of new customer relationships both at the branch level and through expanded use of listing services and direct deposit gathering from state and municipal customers within California.  Included in our new customer development efforts was $25.4 million in new public fund time deposits in 2013. Effective December 31, 2012, the FDIC’s unlimited deposit insurance on non-interest bearing deposits expired.  While we have not experienced a material overall reduction in the level of deposits as a result of this change in the level of deposit insurance, we could experience a change in the mix of our deposits away from non-interest bearing accounts and into interest bearing accounts, which could negatively impact our cost of funds.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding for each of the last two years.  However, during the year ended December 31, 2013, the Company saw core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represent 84.7% of total deposits, down approximately 4.1% from that reported at December 31, 2012.  Despite solid growth across all aspects of the deposit base, this reduction in the core deposit ratio is largely due to the rate of growth in time deposits greater than $100,000 exceeding that of the deposit types making up core deposits, due in large part to the previously mentioned $25.4 million of public fund time deposits.  Management’s continued focus on lower cost core deposit gathering helped to reduce overall cost of funds by 16 basis points to 0.40% for the year ended December 31, 2013 from 17 basis points to 0.43% reported in 2012.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At December 31, 2013, FHLB borrowings were $88.5 million or $22.0 million higher than that reported at December 31, 2012.  Borrowings are obtained for a variety of reasons which include, but are not limited to, asset-liability management, funding loan growth and to provide additional liquidity. The increase in the level of FHLB borrowings in 2013 was primarily related to liquidity needs to fund loan funding requirements in the last few weeks of the year.

Capital

At December 31, 2013, the balance of stockholders’ equity was approximately $126.4 million.  This represents a decrease of $19.1 million from that reported at December 31, 2012.  The year to date change is attributed to retirement of the Series A Preferred Stock and the related warrant that were previously held by the U.S. Department of the Treasury for $22.8 million.  Stockholders’ equity also declined due to a decrease in the balance of accumulated other comprehensive income in the amount of $7.4 million related to the realization of gains on the sale of securities during the period and the decline in the fair value of our investment securities due to increasing long-term interest rates.  These declines were partially offset by a $9.9 million improvement in retained earnings attributable to net income for the year less dividends paid on Series A Senior Preferred stock prior to its redemption.

Dividends and Stock Repurchases

The Company, pursuant to the Written Agreement between it and FRB, was required to defer dividend payments on the Series A Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the first quarter of 2012.  During the second quarter of 2012, the Company’s request to the FRB to allow it to pay all dividends in arrears on the Series A Preferred Stock, as well as the $0.3 million of interest in arrears on the junior subordinated debentures was approved and the Company brought both the dividends on its Series A Preferred Stock and the interest on its junior subordinated debentures current. Since that time, the Company continued to receive approval from the FRB to pay current its dividend obligations on the Series A Preferred Stock up through July 2013 when the Company repurchased all outstanding shares of the Series A Preferred Stock and thereby ended this dividend requirement.  The Company has also remained current on its subordinated debt interest obligations from the second quarter of 2012 through December 31, 2013.  For more information concerning the Written Agreement, please refer to Note 19. Regulatory Matters, of the Consolidated Financial Statements, filed in this Report on Form 10-K.

The Company paid no dividends on nor did it repurchase any of its common stock during 2013, 2012, 2011 or 2010.

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

The Company and the Bank seek to maintain strong levels of capital in order to be considered generally “well-capitalized” as determined by regulatory agencies.  The Company’s potential sources of capital include retained earnings and the issuance of equity.  Although the Company and the Bank rely primarily on earnings from its operations to generate capital, the absence of earnings in 2009 and 2010 required the Company to obtain additional capital through participation in the TARP program in 2009 and the issuance of preferred and common equity in 2010.

At December 31, 2013, the Company had $8.2 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These debt securities were issued to Heritage Oaks Capital Trust II.  At December 31, 2013, the Company included $8.0 million of the debt securities in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding these debt securities, see Note 11. Borrowings, of the Consolidated Financial Statements, filed in this Report on Form 10-K.

Beginning in April 2012 and through its termination in April 2013, the Bank operated subject to the terms of a MOU with the FDIC and the DBO, which replaced the Consent Order stipulated to in March 2010.  Under the MOU, the Bank agreed to continue to adhere to the 10.0% Tier 1 leverage ratio previously set by the Consent Order.  With the termination of the MOU in April 2013, the need to continue to adhere to the 10% leverage ratio was lifted.  See also Note 19. Regulatory Matters, of the Consolidated Financial Statements, filed in this Form 10-K for additional information related to current regulatory matters as they pertain to these requirements.

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios, which reflect that both the Company and Bank should be generally considered “well capitalized” at December 31, 2013 and 2012:

	Regulatory Standard		December 31, 2013		December 31, 2012
	Adequately	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	4.00%	5.00%	10.20%	9.82%	12.32%	11.93%
Tier I capital to risk weighted assets	4.00%	6.00%	12.91%	12.42%	15.55%	15.02%
Total risk based capital to risk weighted assets	8.00%	10.00%	14.17%	13.68%	16.81%	16.28%

As previously discussed, on July 17, 2013, the Company repurchased all 21,000 outstanding shares of the Series A Preferred Stock that was held by the U.S. Department of the Treasury under the TARP CPP program.  The shares were repurchased at par plus accrued but unpaid dividends for a total of $21.2 million.  Further, on July 30, 2013, the Company reached an agreement with the U.S. Department of the Treasury to repurchase the related warrant to purchase 611,650 shares of the Company’s common stock for $1.6 million.  The decision to repurchase the Series A Preferred Stock and the outstanding warrant was made to mitigate the dilutive effect these instruments had on common shareholders.  The funds for this purchase were made available through a one-time dividend from the Bank to Company.

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.  In the ordinary course of business, the Company is also a party to various operating leases, primarily for several of the Bank’s branch locations.

The following table provides a summary for the Company’s long-term debt and other obligations, including the anticipated payments under salary continuation plans, assuming attainment of the designated retirement age, as of December 31, 2013 and 2012:

	Less Than	One To Three	Three To Five	More Than	December 31,	December 31,
(dollar amounts in thousands)	One Year	Years	Years	Five Years	2013	2012
FHLB advances and other borrowings	$29,000	$10,500	$18,500	$30,500	$88,500	$74,748
Operating lease obligations	1,257	1,311	103	-	2,671	4,052
Salary continuation payments	274	534	566	4,617	5,991	6,922

Total long-term debt and other obligations	$30,531	$12,345	$19,169	$35,117	$97,162	$85,722

As disclosed in Note 18. Commitments and Contingencies, of the Consolidated Financial Statements, filed in this Form 10-K, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $17.0 million at December 31, 2013 compared to the $14.1 million reported at the end of 2012.  Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, for $11.7 million to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.4 million. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The project is 100% complete and near full occupancy. The letter of credit was renewed and will expire in September 2016. The letter of credit was undrawn as of December 31, 2013.  Additionally at December 31, 2013 and 2012, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $181.5 million and $164.4 million, respectively.  At December 31, 2013 and 2012, the balance of the Company’s allowance for losses on unfunded commitments was $0.3 million.

In connection with the $8.2 million in debt securities issued to Heritage Oaks Capital Trust II, the Company issued a full and unconditional payment guarantee of certain accrued distributions by Heritage Oaks Capital Trust II.  There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives, including but not limited to maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions.  ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Bank’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At December 31, 2013, these credit lines totaled $62.0 million and are unsecured. Additionally, the Bank has a borrowing facility with the FRB.  The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of December 31, 2013, the borrowing availability related to this facility was $9.3 million.  At December 31, 2013, the Bank had no borrowings against the credit lines or the FRB facility.  As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $212.9 million at December 31, 2013, in addition to the $88.5 million currently outstanding.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows.  As of December 31, 2013, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 26.3% at December 31, 2013 compared to 36.4% at December 31, 2012, largely reflecting the growth in deposits over the last year.

The ratio of gross loans to deposits, another key liquidity ratio, increased to 85.0% at December 31, 2013 compared to 79.2% at December 31, 2012 as loan growth in 2013 outpaced deposit growth.

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

Capital Expenditures

As of December 31, 2013, the Company was not subject to any material commitments for capital expenditures, other than approximately $1.8 million in planned improvements to the branch facility purchased in San Luis Obispo, California during 2013.

Further, assuming that the Company receives regulatory and shareholder approval for the recently announced merger with Mission Community Bank, it will pay $8.0 million and issue 7,541,353 shares of common stock for all issued and outstanding shares of Mission Community Bank.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Management employs asset and liability management software to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity.  Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2013.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall.  The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2013 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2013 and 2012, if interest rates were to change in the amounts set forth:

	Rate Shock Scenarios - December 31, 2013
(dollar amounts in thousands)	-100bp	Base	+100bp	+200bp
Net interest income	$44,199	$43,910	$44,013	$44,517
$ Change from base	$289	$-	$103	$607
% Change from base	0.66%	0.00%	0.23%	1.38%

	Rate Shock Scenarios - December 31, 2012
(dollar amounts in thousands)	-100bp	Base	+100bp	+200bp
Net interest income	$42,863	$42,911	$43,059	$43,589
$ Change from base	$(48)	$-	$148	$678
% Change from base	-0.11%	0.00%	0.34%	1.58%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material and adverse. The forecasts are based on estimates and assumptions made by management, and that may turn out to be different, and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the foregoing. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2013 and 2012:

(dollars amounts in thousands)	As of December 31, 2013		As of December 31, 2012
		Percent of		Percent of
Rate Type	Balance	Total	Balance	Total
Variable - daily	$134,927	16.3%	$143,492	20.8%
Variable other than daily	369,921	44.7%	333,034	48.3%
Fixed rate	322,636	39.0%	213,082	30.9%

Total gross loans	$827,484	100.0%	$689,608	100.0%

As of December 31, 2013, the table above identifies approximately 16.3% of the loan portfolio that will re-price immediately in a changing rate environment.  At December 31, 2013, approximately $504.8 million or 61.0% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2013 and 2012:

(dollar amounts in thousands)	As of December 31, 2013		As of December 31, 2012
		Percent of		Percent of
Re-Pricing	Balance	Total	Balance	Total
< 1 Year	$283,790	34.3%	$324,245	47.0%
1-3 Years	163,319	19.7%	153,637	22.3%
3-5 Years	202,458	24.5%	143,228	20.8%
> 5 Years	177,917	21.5%	68,498	9.9%

Total gross loans	$827,484	100.0%	$689,608	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the prime rate as of December 31, 2013 and 2012:

	Move in Prime Rate (bps) - December 31, 2013
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$37,014	$56,348	$76,266	$98,612
Variable other than daily	162,288	199,045	229,478	260,668

Cumulative total variable at floor	$199,302	$255,393	$305,744	$359,279

	Move in Prime Rate (bps) - December 31, 2012
(dollar amounts in thousands)	+200	+250	+300	+350
Variable daily	$12,749	$26,745	$54,463	$85,763
Variable other than daily	61,833	110,519	163,385	220,128

Cumulative total variable at floor	$74,582	$137,264	$217,848	$305,891

As interest rates began to fall at the end of the last decade, the Company moved to protect net interest margin by implementing floors on new loan originations.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  However, as we look forward into a likely rising rate environment, management believes that these loan floors could result in compression of net interest margin and potentially a decline in net interest income.  As such, the Company began lowering the floor rates on new and renewed loans over the last couple of years to reduce the level of interest rate movement required.  Given the significant decline in prime rate over the last several years, many loans in the portfolio possess floors higher than the current prime rate.  As indicated in the table above, the Company will need to see rates increase by 200 to 250 basis points before the majority of variable rate loans in the portfolio experience a rise in their interest rates above their floors,  thereby ending their fixed rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  While this still represents a large shift in interest rates, we have seen an improvement in the level of interest rate movement needed to shift the majority of variable rate loans above their floors largely as compared to the 2012 analysis.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.

Item 8.  Consolidated Financial Statements and Supplementary Data

Heritage Oaks Bancorp and Subsidiaries

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form10-K on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Heritage Oaks Bancorp

The management of Heritage Oaks Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•                                            Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                                            Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                                            Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria established in the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued by the Internal Control-Integrated Framework.  Based on that assessment, the Company’s management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on page 57.

Report of Independent Registered Public Accounting Firm

Board of Directors

Heritage Oaks Bancorp

Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Horwath LLP
Sacramento, California
March 4, 2014

Heritage Oaks Bancorp
and Subsidiaries

Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands, except per share data)	2013	2012
Assets
Cash and due from banks	$11,336	$23,425
Interest bearing deposits in other banks	14,902	10,691
Total cash and cash equivalents	26,238	34,116

Investment securities available for sale	276,795	287,682
Federal Home Loan Bank stock	4,739	4,575
Loans held for sale	2,386	22,549
Gross loans	827,484	689,608
Net deferred loan fees	(1,281)	(937)
Allowance for loan losses	(17,859)	(18,118)
Net loans	808,344	670,553
Property, premises and equipment	24,220	15,956
Deferred tax assets, net	21,624	21,933
Bank owned life insurance	15,826	15,349
Goodwill and other intangible assets	12,581	12,981
Other assets	10,898	11,838

Total assets	$1,203,651	$1,097,532

Liabilities
Non-interest bearing deposits	$291,856	$273,242
Interest bearing deposits	682,039	597,628
Total deposits	973,895	870,870
Short term FHLB borrowing	29,000	33,000
Long term FHLB borrowing	59,500	33,500
Junior subordinated debentures	8,248	8,248
Other liabilities	6,581	6,385

Total liabilities	1,077,224	952,003

Commitments and contingencies (Note 18)	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series A senior preferred stock; $1,000 per share stated value issued and outstanding: none as of December 31, 2013 and 21,000 shares as of December 31, 2012	-	20,536
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of December 31, 2013 and 2012, respectively	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,397,780 shares and 25,307,110 shares as of December 31, 2013 and 2012 respectively	101,511	101,354
Paid in capital	6,020	7,337
Retained earnings	18,717	8,773
Accumulated other comprehensive (loss) / income, net of tax (benefit) / expense of ($2,395) and $2,745 as of December 31, 2013 and 2012, respectively	(3,425)	3,925

Total stockholders’ equity	126,427	145,529

Total liabilities and stockholders’ equity	$1,203,651	$1,097,532

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries

Consolidated Statements of Income

	For The Years Ended December 31,
(dollar amounts in thousands except per share data)	2013	2012	2011
Interest Income
Loans	$39,610	$39,278	$41,345
Investments	5,476	6,896	6,794
Other	307	147	88
Total interest income	45,393	46,321	48,227
Interest Expense
Interest on deposits	2,860	2,988	4,482
Other borrowings	1,007	830	541
Total interest expense	3,867	3,818	5,023
Net interest income before provision for loan losses	41,526	42,503	43,204
Provision for loan losses	-	7,681	6,063
Net interest income after provision for loan losses	41,526	34,822	37,141
Non-Interest Income
Fees and service charges	4,529	4,350	4,085
Mortgage gain on sale and origination fees	2,924	4,263	2,645
Gain on sale of investment securities	3,926	2,619	1,983
Gain / (loss) on sale of other real estate owned	-	199	(543)
Other income	1,496	1,117	1,560
Total non-interest income	12,875	12,548	9,730
Non-Interest Expense
Salaries and employee benefits	18,977	18,304	17,630
Occupancy	3,215	3,287	3,771
Information technology	2,582	2,553	2,975
Professional services	2,833	3,546	2,786
Regulatory	1,007	1,596	2,360
Equipment	1,676	1,613	1,739
Sales and marketing	584	690	668
Foreclosed assed costs and write-downs	180	334	1,868
Provision for potential mortgage repurchases	570	1,192	169
Amortization of intangible assets	400	342	445
Merger and integration	1,051	-	-
Other expense	3,488	2,674	2,907
Total non-interest expense	36,563	36,131	37,318
Income before income tax expense / (benefit)	17,838	11,239	9,553
Income tax expense / (benefit)	6,997	(1,798)	1,828
Net income	10,841	13,037	7,725
Dividends and accretion on preferred stock	898	1,470	1,358
Net income available to common shareholders	$9,943	$11,567	$6,367

Earnings Per Common Share
Basic	$0.40	$0.46	$0.25
Diluted	$0.37	$0.44	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(dollar amounts in thousands)	2013	2012	2011

Net income	$10,841	$13,037	$7,725
Other comprehensive income:
Unrealized security holding (losses) / gains	(8,565)	8,544	4,634
Reclassification for net gains on investments included in earnings	(3,926)	(2,619)	(1,983)
Other comprehensive (loss) / income, before income tax (benefit) / expense	(12,491)	5,925	2,651
Income tax (benefit) / expense related to items of other comprehensive income	(5,141)	2,438	1,092
Other comprehensive (loss) / income	(7,350)	3,487	1,559
Comprehensive income	$3,491	$16,524	$9,284

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Retained	Accumulated
		Common Stock		Additional	Earnings/	Other	Total
	Preferred	Number of		Paid-In	(Accumulated	Comprehensive	Stockholders’
(dollar amounts in thousands)	Stock	Shares	Amount	Capital	Deficit)	Income/(loss)	Equity

Balance, December 31, 2010	$23,396	25,082,344	$101,140	$7,002	$(9,161)	$(1,121)	$121,256

Accretion on Series A preferred stock discount	368				(368)		-
Declared dividends on preferred stock					(990)		(990)
Share-based compensation expense				299			299
Tax impact of share-based compensation expense				(276)			(276)
Issuance of restricted share awards		63,898					-
Retirement of restricted share awards		(525)		(19)			(19)
Net Income					7,725		7,725
Other comprehensive income						1,559	1,559

Balance, December 31, 2011	$23,764	25,145,717	$101,140	$7,006	$(2,794)	$438	$129,554

Accretion on Series A preferred stock discount	376				(376)		-
Dividends declared and paid on preferred stock					(1,094)		(1,094)
Exercise of stock options		56,056	183				183
Share-based compensation expense				331			331
Tax impact of share-based compensation expense			31				31
Issuance of restricted share awards		112,137					-
Forfeiture of restricted share awards		(6,800)					-
Net Income					13,037		13,037
Other comprehensive income						3,487	3,487

Balance, December 31, 2012	$24,140	25,307,110	$101,354	$7,337	$8,773	$3,925	$145,529

Repurchase of Series A preferred stock	$(20,725)			$(275)			$(21,000)
Repurchase of warrants				(1,575)			(1,575)
Accretion on Series A preferred stock discount	189				(189)		-
Dividends declared and paid on preferred stock					(708)		(708)
Exercise of stock options		33,757	138				138
Share-based compensation expense				533			533
Tax impact of share-based compensation expense			19				19
Issuance of restricted share awards		72,786					-
Forfeiture of restricted share awards		(15,873)					-
Net Income					10,841		10,841
Other comprehensive income						(7,350)	(7,350)

Balance, December 31, 2013	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$10,841	$13,037	$7,725
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,368	1,348	1,256
Provision for loan losses	-	7,681	6,063
Amortization of premiums / discounts on investment securities, net	4,196	3,514	3,158
Amortization of intangible assets	400	342	445
Share-based compensation expense	533	331	299
Gain on sale of available for sale securities	(3,926)	(2,619)	(1,983)
Loss on sale of property, premises and equipment	-	25	-
Originations of loans held for sale	(139,075)	(189,748)	(145,031)
Proceeds from sale of loans held for sale	161,520	192,444	156,179
Gain on sale of loans held for sale	(2,282)	(3,298)	(2,281)
Net increase in bank owned life insurance	(477)	(514)	(521)
Decrease / (increase) in deferred tax asset	5,448	(540)	3,348
Deferred tax assets valuation allowance adjustment	-	(5,605)	(1,500)
(Gain) / loss on sale of foreclosed collateral	-	(199)	543
Write-downs on other real estate owned	-	86	1,198
Tax impact of share based compensation expense	19	31	(295)
Decrease / (increase) in other assets	940	(1,304)	(3,007)
Increase / (decrease) in other liabilities	196	(3,324)	1,026

Net cash provided by operating activities	39,701	11,688	26,622

Cash flows from investing activities:
Purchase of securities, available for sale	(210,127)	(235,333)	(201,392)
Sale of available for sale securities	161,181	140,163	147,194
Maturities and calls of available for sale securities	584	1,003	452
Proceeds from principal paydowns of available for sale securities	46,490	48,497	42,094
(Purchase) / redemption of Federal Home Loan Bank stock	(164)	110	495
Increase in loans, net	(140,932)	(55,498)	(6,861)
Allowance for loan and lease loss recoveries	1,767	2,356	2,397
Purchase of property, premises and equipment, net	(9,632)	(11,820)	(408)
Proceeds from sale of property, premises and equipment	-	19	-
Purchase of bank owned life insurance	-	-	(1,268)
Surrender of bank owned life insurance	-	-	797
Proceeds from sale of foreclosed collateral	1,374	1,799	7,218
Maturity of interest bearing deposits	-	-	99
Net cash received from acquisition of branch	-	25,985	-

Net cash used in investing activities	(149,459)	(82,719)	(9,183)

Cash flows from financing activities:
Increase / (decrease) in deposits, net	103,025	58,085	(11,998)
Proceeds from Federal Home Loan Bank borrowing	234,500	240,500	245,000
Repayments of Federal Home Loan Bank borrowing	(212,500)	(225,500)	(238,500)
Proceeds from exercise of stock options	138	183	-
Preferred stock dividends paid	(708)	(3,013)	-
Retirement of Series A preferred stock and related warrants	(22,575)	-	-

Net cash provided by / (used in) financing activities	101,880	70,255	(5,498)

Net (decrease) / increase in cash and cash equivalents	(7,878)	(776)	11,941
Cash and cash equivalents, beginning of year	34,116	34,892	22,951

Cash and cash equivalents, end of year	$26,238	$34,116	$34,892

Heritage Oaks Bancorp
and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

Supplemental Cash Flow Information

	For The Years Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Cash Flow Information
Interest paid	$3,821	$4,081	$4,991
Income taxes paid	$2,100	$4,835	$2,645

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$(12,489)	$5,925	$2,649
Loans transferred to foreclosed collateral	$1,374	$769	$3,484
Loans transferred to held for sale	$-	$-	$19,806
Preferred stock dividends accrued not paid	$-	$-	$990
Accretion of preferred stock discount	$189	$376	$368

The accompanying notes are an integral part of these consolidated financial statements.

Note 1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Heritage Oaks Bancorp (the “Company”) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

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

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 and 2013 presentation.  These reclassifications did not have any effect on the prior years’ reported net income or stockholders’ equity.

Investment in Non-Consolidated Subsidiary

The Company accounts for its investment in Heritage Oaks Capital Trust II, which was formed solely for the purpose of issuing trust preferred securities, as an unconsolidated subsidiary using the equity method of accounting, as the Company is not the primary beneficiary of the trust.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

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

Investments in Securities Available for Sale

Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supported by a valuation model.  The fair value of newly issued securities, for which there is not a sufficient history of market transactions on which to base a fair value determination under Level 1 or 2 of the hierarchy, are initially valued under Level 3 of the hierarchy.  At such time that sufficient history of market transactions is established, the securities’ fair value is determined under Level 1 or 2 of the hierarchy and accordingly the security is transferred out of Level 3 and into the applicable level.

Federal Home Loan Bank Stock

The fair value of Federal Home Loan Bank stock is not readily determinable due to the lack of its transferability.

Loans, Loans Held for Sale, and Accrued Interest Receivable

For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate loans and loans that possess a rate variable other than daily or that are at their floor rate) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  The carrying amount of accrued interest receivable approximates its fair value.

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral, which is based on the appraised value of the collateral less any estimated costs to sell.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values based on Company specific experience with similar collateral, the Company records impaired loans as non-recurring Level 3.  At December 31, 2013, a majority of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to management.

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

Note 1.  Summary of Significant Accounting Policies - continued

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

Recent Accounting Guidance Not Yet Effective

On January 17, 2014, the FASB issued ASU No 2014 – 04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that  an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

Cash and Cash Equivalents

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  In management’s opinion, the Bank is in compliance with the reserve requirements as of December 31, 2013.  The Company maintains amounts due from banks that exceed federally insured limits.  Historically the Company has not experienced any losses in such accounts.  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.  Generally, interest bearing balances due from banks represent excess liquidity that the Company and/or Bank invests through other institutions overnight.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and as a condition of membership, the Bank is required to purchase stock in the FHLB. The required ownership of FHLB stock is based on the level of borrowing the Bank has obtained from the FHLB. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  There have been no events that would suggest that an impairment in the carrying value of the stock has occurred as of December 31, 2013.  Dividends received on the FHLB stock are reported as a component of interest income.

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

Note 1.  Summary of Significant Accounting Policies - continued

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

Note 1.  Summary of Significant Accounting Policies - continued

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

Loans typically move to non-accrual status from the Company’s substandard risk grade.  When a loan is first classified as substandard, the Company obtains financial information (appraisal or cash flow information) in order to determine if any evidence of impairment exists.  If based on an assessment of all available information related to the loan it is determined that the loan is impaired, the Company obtains updated appraisal information on the underlying collateral for collateral dependent loans and updated cash-flow information if the loan is unsecured or primarily dependent on future operating or other cash flows. Once the updated financial information is obtained and analyzed by management, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses, if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  Therefore, at the time a loan moves into non-accruing status, a valuation allowance typically has already been established or balances deemed uncollectable on such loan have been charged-off.  If upon a loan’s migration to non-accruing status, the financial information obtained while the loan was classified as substandard are deemed to be outdated, the Company typically orders new appraisals on underlying collateral or obtains the most recent cash-flow information in order to have the most current indication of fair value.  For collateral dependent loans, if a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker’s price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property’s fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.  An analysis of the underlying collateral is performed for loans on non-accrual status at least quarterly and new appraisals are typically received at least annually. Corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off. Cash-flow information for impaired loans dependent primarily on future operating or other cash-flows are updated quarterly as well, with subsequent shortfalls resulting in valuation allowance adjustments.

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are generally monitored internally on a regular basis by the Special Assets department, which is responsible for obtaining updated periodic appraisal information for collateral securing problem loans as well as updated cash-flow information.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by management to be doubtful, and management determines there is value in the collateral securing the obligation, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.  In those cases where management has determined that it is in the best interest of the Bank to attempt to broker a troubled loan rather than to continue to hold it in its portfolio, additional charge-offs have been realized as distressed loan buyers that typically purchase these types of loans tend to require a higher rate of return than would be built into the Company’s traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

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

Note 1.  Summary of Significant Accounting Policies - continued

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

The quantitative allocation is then combined with a qualitatively determined allocation of the allowance to form the general reserve component of the allowance for loan loss.  The qualitative allocation is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall losses expected in the loan portfolio.  Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the scope and frequency of the loan review process as well as any other factor determined by management to have an impact on the credit quality of the loan portfolio.  External factors include local, state and national economic and business conditions.  While management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of management’s expectations.

The determination of the amount of the allowance and any corresponding increase or decrease in the level of provisions for loan losses is based on management’s best estimate of probable credit losses as of the balance sheet date.  The nature of the process in which management determines the appropriate level of the allowance involves the exercise of considerable judgment and the use of estimates.  While management utilizes its best judgment and all available information in determining the adequacy of the allowance, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets.  Weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods and a higher balance in the Company’s allowance for loan losses.

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

Note 1.  Summary of Significant Accounting Policies - continued

•   Real estate secured – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1 to 4 family residential properties.  Also included in this segment are equity lines of credit secured by real estate.  As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type.  Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties.  These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

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

Appraisals for Loans Secured by Real Estate Collateral

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

In general, once a loan is deemed to be impaired and/or the loan was downgraded to substandard status, the loan becomes the responsibility of the Bank’s Special Assets department, which provides more diligent oversight of problem credits.  This oversight includes, among other things, a review of all previous appraisals of collateral securing such loans and determining in the Bank’s best judgment if those appraisals still represent the current fair value of the loan.  Additional appraisals may be ordered at this time and annually thereafter, if deemed necessary.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to ten years for furniture and fixtures and thirty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to expense as incurred.

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

The Company applies a qualitative analysis of conditions that might indicate that impairment of goodwill is more likely than not of having occurred.  In the event that the qualitative analysis suggests that an impairment may have occurred, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model.  The current year’s review of qualitative factors did not indicate that an impairment might have occurred, as such no quantitative analysis was performed at December 31, 2013.  The most recent such quantitative valuation was completed as of December 31, 2010 and no impairment was noted as a result of the exercise.

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”).  OREO is originally recorded in the Company’s consolidated financial statements at fair value less any estimated costs to sell.  When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Company measures the fair value of the property acquired against its recorded investment in the loan.  If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses.  Any subsequent declines in the fair value of OREO are recorded against a valuation allowance for foreclosed assets, established through a charge to non-interest expense.  All related operating or maintenance costs are charged to non-interest expense as incurred.  Any subsequent gains or losses on the sale of OREO are recorded in other income.

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

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Estimated losses related to these commitments are not included in the allowance for loan losses reported in Note 5. Allowance for Loan Losses, of these Consolidated Financial Statements.  Instead they are accounted for as a separate loss contingency reserve within other liabilities on the Company’s Consolidated Balance Sheets and related adjustments to this reserve are as a charge to earnings included in other non-interest expense on the Consolidated Statements of Income.  Losses are  experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

Salary Continuation Plan Agreements

The Company has entered into salary continuation plan agreements with certain executive and senior officers.  The measurement of the liability under these agreements is estimated using a discounted cash flow model, which includes estimates involving life expectancy, length of time before retirement, estimated long-term discount rates based on the Bank’s long-term borrowing rates at the time the agreement is executed and expected benefit levels.  Should these estimates vary substantially from actual events, the level of expense recognized in the future to provide these benefits could materially vary.

Note 1.  Summary of Significant Accounting Policies - continued

Comprehensive Income

Changes in the unrealized gain / (loss) on available for sale securities net of income taxes was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2013, 2012 and 2011.

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

A valuation model is not used for pricing restricted stock because the value is based on the closing price of the Company’s stock on the grant date.  The amount of expense to be recognized for restricted stock grants is calculated as the number of shares granted multiplied by the stock price. The employee receives any dividends paid on the stock from the time of grant, but receives the restricted stock only when the vesting period has lapsed.

Earnings / (Loss) Per Share

Basic earnings / (loss) per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS includes the effect of dilutive common stock equivalents that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings per share also includes common stock equivalents related to the weighted average impact of the Series C Preferred Stock on an if-converted basis. In accordance with U.S. GAAP, when the Company’s net income available to common stockholders is in a loss position, the diluted earnings per share calculation excludes common stock equivalents, as their effect would be anti-dilutive.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Legal costs incurred to defend such matters are expensed as incurred. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Note 2.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$6,208	$-	$6,208
Mortgage backed securities:
Agency	-	182,931	-	182,931
Non-agency	-	11,032	-	11,032
Obligations of state and municipal securities	-	50,030	-	50,030
Asset backed securities	-	26,594	-	26,594

Total assets measured on a recurring basis	$-	$276,795	$-	$276,795

As of December 31, 2012
Assets
Obligations of U.S. government agencies	$-	$7,567	$-	$7,567
Mortgage backed securities:
Agency	-	145,768	-	145,768
Non-agency	-	44,795	-	44,795
Obligations of state and municipal securities	-	68,968	-	68,968
Asset backed securities	-	20,584	-	20,584

Total assets measured on a recurring basis	$-	$287,682	$-	$287,682

In determining the fair value of Level 3 instruments on a recurring basis the Company takes into consideration several variables, including but not limited to: expectations about interest rate movements, prepayment speeds of the underlying mortgages for mortgage backed securities, expected default rates, and credit spreads over the risk free rate.  Of these variables, default rates and credit spreads are perhaps the least observable and most impactful on the long-term value of a Level 3 security.  Since a bond’s value is represented by its yield which reflects the risk-free yield curve plus compensation for various risks incurred in buying the bond, changes to the risk assumptions including probability of default and timing of future cash flows can materially impact the market value. As of December 31, 2013 and 2012, there were no Level 3 instruments.

There were no reported recurring Level 3 financial instruments in 2013.  The following table provides a summary of the changes in balance sheet carrying values associated with recurring Level 3 financial instruments during the years ended December 31, 2012:

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

Note 2.  Fair Value of Assets and Liabilities – continued

The assets presented under Level 3 of the fair value hierarchy, which are classified as obligations of state and municipal subdivisions, represent available for sale investment securities in the form of certificates of participation, where an active market for such securities was not available for the first few quarters after its purchase.  Subsequently, when a more active market developed, the security was reclassified to Level 2.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost.   Certain impaired loans measured at fair value at December 31, 2012 are no longer recorded at fair value due to the borrower payments reducing the carrying value of these loans to less than fair value and due to other impaired loans now being evaluated under the discounted cash flow method versus the collateral method.  The discounted cash flow method as prescribed by ASC 310 Receivables, is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. The discounted cash flow approach was determined to be the most appropriate impairment method to use for these impaired loans based on their significant payment history and the global cash flow analysis performed on each borrower.

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Total
As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value	Losses / (Gains)
Assets
Impaired loans
Land	$-	$-	$4,170	$4,170	$(1,270)

Total assets measured on a non-recurring basis	$-	$-	$4,170	$4,170	$(1,270)

As of December 31, 2012
Assets
Impaired loans
Commercial and industrial	$-	$820	$213	$1,033	$1,941
Agriculture	-	72	-	72	28
Construction	-	1,656	-	1,656	460
Land	-	-	2,048	2,048	3,802

Total assets measured on a non-recurring basis	$-	$2,548	$2,261	$4,809	$6,231

There were no transfers in or out of Level 1 and Level 2 for assets reported at fair value on either a recurring and non-recurring basis during the year ended December 31, 2013.  There were no significant transfers in or out of Level 1 and Level 2 for assets reported at fair value on both a recurring and non-recurring basis during the year ended December 31, 2012.

Note 2.  Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at December 31, 2013 and 2012:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
As of December 31, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$26,238	$26,238	$-	$-	$26,238
Investment securities available for sale	276,795	-	276,795	-	276,795
Federal Home Loan Bank stock	4,739	-	-	-	N/A
Loans receivable, net of deferred fees and costs	826,203	-	-	827,105	827,105
Loans held for sale	2,386	-	2,386	-	2,386
Accrued interest receivable	4,027	-	1,397	2,630	4,027
Liabilities
Non interest-bearing deposits	291,856	291,856	-	-	291,856
Interest-bearing deposits	682,039	-	684,345	-	684,345
Federal Home Loan Bank advances	88,500	-	86,990	-	86,990
Junior subordinated debentures	8,248	-	-	7,595	7,595
Accrued interest payable	239	-	239	-	239

As of December 31, 2012
Assets
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
Investments and mortgage-backed securities	287,682	-	287,682	-	287,682
Federal Home Loan Bank stock	4,575	-	-	-	N/A
Loans receivable, net of deferred fees and costs	688,671	-	2,548	701,144	703,692
Loans held for sale	22,549	-	22,549		22,549
Accrued interest receivable	3,915	-	1,497	2,418	3,915
Liabilities
Non interest-bearing deposits	273,242	273,242	-	-	273,242
Interest-bearing deposits	597,628	-	598,664	-	598,664
Federal Home Loan Bank advances	66,500	-	67,059	-	67,059
Junior subordinated debentures	8,248	-	-	7,078	7,078
Accrued interest payable	192	-	192	-	192

Information on off-balance sheet instruments as of December 31, 2013 and 2012 follows:

	2013		2012
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$198,481	$1,985	$178,432	$1,784

Note 3.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at December 31, 2013 and 2012:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2013	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$6,243	$11	$(46)	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	186,981	342	(4,392)	182,931
Non-agency	10,924	156	(48)	11,032
State and municipal securities	51,532	269	(1,771)	50,030
Asset backed securities	26,935	-	(341)	26,594

Total	$282,615	$778	$(6,598)	$276,795

As of December 31, 2012
Obligations of U.S. government agencies	$7,307	$262	$(2)	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	145,430	1,136	(798)	145,768
Non-agency	43,402	1,578	(185)	44,795
State and municipal securities	64,824	4,240	(96)	68,968
Asset backed securities	20,049	568	(33)	20,584

Total	$281,012	$7,784	$(1,114)	$287,682

Other than Temporary Impairment (“OTTI”)

At the end of the first quarter of 2013, the Company sold the two private labeled mortgage backed securities in which OTTI losses had been recognized, as part of its repositioning of the longer duration portion of the investment portfolio, thereby eliminating all securities in the portfolio for which OTTI losses had been incurred. These securities had an aggregate recorded fair value of $0.7 million ($1.0 million historical cost) at December 31, 2012. The following tables provide information related to these two securities as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$-	$-	$-	$109	$361	$470
Less: losses related to OTTI securities sold	-	-	-	-	-	-
Change in value attributable to other factors	-	-	-	-	(191)	(191)

Balance, end of the period	$-	$-	$-	$109	$170	$279

Note 3.  Investment Securities - continued

Those investment securities available for sale which have an unrealized loss position at December 31, 2013 and 2012 are detailed below:

	Securities In A Loss Position For
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$2,773	$(45)	$40	$(1)	$2,813	$(46)
Mortgage backed securities
U.S. government sponsored entities and agencies	118,554	(3,140)	18,863	(1,252)	137,417	(4,392)
Non-agency	3,210	(48)	-	-	3,210	(48)
State and municipal securities	32,967	(1,675)	2,458	(96)	35,425	(1,771)
Asset backed securities	7,978	(246)	9,747	(95)	17,725	(341)

Total	$165,482	$(5,154)	$31,108	$(1,444)	$196,590	$(6,598)

As of December 31, 2012
Obligations of U.S. government agencies	$-	$-	$44	$(2)	$44	$(2)
Mortgage backed securities
U.S. government sponsored entities and agencies	83,092	(798)	-	-	83,092	(798)
Non-agency	7,204	(15)	719	(170)	7,923	(185)
State and municipal securities	9,813	(96)	-	-	9,813	(96)
Asset backed securities	9,828	(33)	-	-	9,828	(33)

Total	$109,937	$(942)	$763	$(172)	$110,700	$(1,114)

As of December 31, 2013, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security.  Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery.  As of December 31, 2013, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	December 31,
(dollar amounts in thousands)	2013	2012	2011
Proceeds	$161,765	$141,166	$147,646
Gross gains	$5,599	$3,152	$3,173
Gross losses	$(1,673)	$(533)	$(1,190)

The income tax expense related to these net realized gains was $1.6 million, $1.1 million, and $0.8 million, in 2013, 2012 and 2011 respectively.

The amortized cost and fair values maturities of available for sale investment securities at December 31, 2013 and 2012, are shown below.  The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2013		2012
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Due one year or less	$29,282	$28,999	$35,586	$35,714
Due after one year through five years	90,023	88,760	97,899	99,522
Due after five years through ten years	100,191	97,752	99,138	103,595
Due after ten years	63,119	61,284	48,389	48,851

Total	$282,615	$276,795	$281,012	$287,682

Note 3.  Investment Securities - continued

Securities having an amortized cost and a fair value of $41.9 million and $40.4 million, respectively at December 31, 2013, and $8.7 million and $9.0 million, respectively at December 31, 2012 were pledged to secure public deposits.  At year-end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For the years ended
	December 31,
(dollar amounts in thousands)	2013	2012	2011
Taxable earnings on investment securities
Obligations of U.S. government agencies	$106	$105	$190
Mortgage backed securities	3,441	3,776	4,288
State and municipal securities	5	191	497
Corporate debt securities	-	631	309
Asset backed securities	427	241	20
Non-taxable earnings on investment securities
State and municipal securities	1,497	1,952	1,490

Total	$5,476	$6,896	$6,794

Note 4.  Loans

The following table provides a summary of outstanding loan balances as of December 31, 2013 and 2012:

	December 31,
(dollar amounts in thousands)	2013	2012
Real Estate Secured
Multi-family residential	$31,140	$21,467
Residential 1 to 4 family	88,904	41,444
Home equity lines of credit	31,178	31,863
Commercial	432,203	372,592
Farmland	50,414	25,642
Total real estate secured	633,839	493,008

Commercial
Commercial and industrial	119,121	125,340
Agriculture	32,686	21,663
Other	38	61
Total commercial	151,845	147,064

Construction
Single family residential	3,873	8,074
Single family residential - Spec.	1,153	535
Multi-family	736	778
Commercial	7,937	10,329
Total construction	13,699	19,716

Land	24,523	24,664
Installment loans to individuals	3,246	4,895
All other loans (including overdrafts)	332	261

Total gross loans	827,484	689,608

Deferred loan fees	(1,281)	(937)
Allowance for loan losses	(17,859)	(18,118)

Total net loans	$808,344	$670,553

Loans held for sale	2,386	22,549

Note 4.  Loans - continued

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  At December 31, 2013, the Company has three remaining related loans for which the Company believes it is probable that the purchaser will seek reimbursement from the Company for losses sustained as a result of borrower fraud and/or misrepresentation.  Although the Company intends to vigorously challenge claims for reimbursement, the Company has a reserve of $0.4 million for these potential repurchases at December 31, 2013, which is included in other liabilities.  The Company has incurred losses of $1.6 million related to the settlement of nine loans since the beginning of 2011, the majority of which were associated with a group of related loans to a borrower found guilty of financial fraud that were originated and sold in 2007.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate of $672.1 million and $537.4 million at December 31, 2013 and 2012, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara, and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $22.6 million and $7.1 million at December 31, 2013 and 2012, respectively.

From time to time, the Company also originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At December 31, 2013 and 2012, the unpaid principal balance of SBA loans serviced for others totaled $6.6 million and $3.1 million, respectively.  The Company recognized $0.4 million in gains related to the sale of SBA loans in 2013.  The Company did not recognize gains from the sale of SBA loans in 2012 or 2011. The gain on sale of SBA loans was included as a component of other income in non-interest income.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the year ended December 31, 2013:

		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
(dollar amounts in thousands)	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$944	$1,102	$-	$944	$-
Commercial	901	1,646	-	901	-
Commercial
Commercial and industrial	5,337	5,843	3,480	1,857	623
Agriculture	789	824	-	789	-
Land	7,927	12,106	6,706	1,221	2,532
Installment loans to individuals	118	190	-	118	-

Totals	$16,016	$21,711	$10,186	$5,830	$3,155

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

The following table reflects the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013		2012		2011
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$870	$16	$810	$-	$582	$-
Home equity lines of credit	28	-	303	-	696	-
Commercial	775	5	2,851	-	8,903	-
Farmland	-	-	542	-	433	-
Commercial
Commercial and industrial	4,684	52	4,269	4	2,790	5
Agriculture	936	-	1,655	-	1,244	-
Construction
Single family residential	-	-	-	-	1,115	-
Commercial	-	-	1,288	-	-	-
Land	7,878	93	7,187	-	3,224	-
Installment loans to individuals	68	-	138	-	18	-

Totals	$15,239	$166	$19,043	$4	$19,005	$5

The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2013, 2012 and 2011.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.8 million, $1.3 million and $1.5 million in 2013, 2012 and 2011, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on accruing TDRs.

Note 4.  Loans - continued

At December 31, 2013 and 2012, $12.9 million and $11.6 million, respectively, in loans were classified as TDRs.  Of those balances, $5.8 million and $17 thousand were accruing as of December 31, 2013 and 2012, respectively and the remaining balance of TDRs were included in non-accruing loans.  In a majority of these cases, the Company has granted concessions regarding interest rates, payment structure and maturity.  During the year-ended December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings.  In general these term modifications related to the extension of the loan’s maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  However, the largest modification in 2012 also included the modification of the principal amount owed, which modification would revert back to original principal balance in the event of the borrower’s default.  The maturity date extensions granted were typically for periods ranging from 12 months to 18 months. Forgone interest related to concessions granted on TDRs totaled $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

The following tables present loan modifications by class which resulted in TDRs during the years ending December 31, 2013 and 2012:

	For the Year Ended
	December 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Residential 1 to 4 family	1	$139	$139
Commercial real estate	2	339	339
Commercial
Commercial and industrial	10	2,141	2,141
Agriculture	2	67	67
Land	1	1,254	1,254

Totals	16	$3,940	$3,940

	For the Year Ended
	December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Residential 1 to 4 family	3	$563	$563
Farmland	1	1,089	1,089
Commercial
Commercial and industrial	12	2,973	2,883
Construction
Land	3	8,433	7,063
			.
Totals	19	$13,058	$11,598

Note 4.  Loans - continued

The following tables present loans by class modified as troubled debt restructurings, for which there was a payment default within twelve months following the modification during the year ending December 31, 2013 and 2012:

	For the Year Ended
	December 31, 2013
	Number of	Recorded
(dollar amounts in thousands)	TDRs	Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Real Estate Secured
Residential 1 to 4 family	1	$97
Commercial
Commercial and industrial	3	843
Agriculture	1	18

Totals	5	$958

	For the Year Ended
	December 31, 2012
	Number of	Recorded
(dollar amounts in thousands)	TDRs	Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial and industrial	3	$254

Totals	3	$254

The Bank is actively working with the borrowers to resolve their delinquencies.

Credit Quality

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2013:

December 31, 2013		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$31,140	$30,560	$-	$580	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	88,904	87,350	490	1,064	-	-	-	-	449	499
Home equity lines of credit	31,178	31,021	-	157	-	-	-	-	-	-
Commercial	432,203	414,058	3,574	14,571	-	-	-	-	672	225
Farmland	50,414	47,988	975	1,451	-	-	-	-	-	-
Commercial
Commercial and industrial	119,121	105,991	5,276	7,854	-	100	-	-	2,180	3,119
Agriculture	32,686	31,279	196	1,211	-	-	-	-	789	-
Other	38	38	-	-	-	-	-	-	-	-
Construction
Single family residential	3,873	3,873	-	-	-	-	-	-	-	-
Single family residential - Spec.	1,153	1,153	-	-	-	-	-	-	-	-
Multi-family	736	736	-	-	-	-	-	-	-	-
Commercial	7,937	7,937	-	-	-	-	-	-	-	-
Land	24,523	15,244	862	8,417	-	-	-	-	5,910	2,010
Installment loans to individuals	3,246	3,050	10	186	-	-	2	-	117	-
All other loans (including overdrafts)	332	332	-	-	-	-	-	-	-	-

Totals	$827,484	$780,610	$11,383	$35,491	$-	$100	$2	$-	$10,117	$5,853

Note 4.  Loans - continued

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2012:

December 31, 2012		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
(dollar amounts in thousands)	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$21,467	$20,869	$-	$598	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	41,444	40,234	6	1,204	-	199	-	-	835	-
Home equity lines of credit	31,863	30,808	-	1,055	-	-	47	-	58	-
Commercial	372,592	332,968	14,235	25,389	-	-	-	-	928	-
Farmland	25,642	20,492	3,260	1,890	-	-	-	-	1,077	-
Commercial
Commercial and industrial	125,340	114,126	2,245	8,969	-	446	104	15	4,657	17
Agriculture	21,663	19,771	106	1,786	-	-	-	-	907	-
Other	61	61	-	-	-	-	-	-	-	-
Construction									-
Single family residential	8,074	8,074	-	-	-	-	-	-	-	-
Single family residential - Spec.	535	535	-	-	-	-	-	-	-	-
Multi-family	778	778	-	-	-	-	-	-	-	-
Commercial	10,329	8,469	-	1,860	-	-	-	-	1,380	-
Land	24,664	12,461	4,124	8,079	-	50	-	-	7,182	-
Installment loans to individuals	4,895	4,365	230	300	-	-	-	-	285	-
All other loans (including overdrafts)	261	261	-	-	-	-	-	-	-	-

Totals	$689,608	$614,272	$24,206	$51,130	$-	$695	$151	$15	$17,309	$17

Note 5.  Allowance for Loan Losses (“ALLL”)

The following tables summarize the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2013, 2012 and 2011:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2012	$6,879	$6,154	$313	$4,670	$64	$38	$18,118
Charge-offs	(131)	(1,281)	(169)	(34)	(411)	-	(2,026)
Recoveries	361	1,112	153	73	68	-	1,767
Provisions for loan losses	2,048	(1,128)	(35)	(1,258)	379	(6)	-

Balance, December 31, 2013	$9,157	$4,857	$262	$3,451	$100	$32	$17,859

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314
Charge-offs	(2,482)	(5,134)	(1,128)	(2,168)	(184)	(137)	(11,233)
Recoveries	1,253	1,054	1	22	23	3	2,356
Provisions for loan losses	(1,537)	3,685	952	4,400	50	131	7,681

Balance, December 31, 2012	$6,879	$6,154	$313	$4,670	$64	$38	$18,118

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Balance, December 31, 2010	$11,885	$9,507	$1,353	$2,000	$166	$29	$24,940
Charge-offs	(8,325)	(4,426)	(338)	(793)	(204)	-	(14,086)
Recoveries	360	1,669	112	207	49	-	2,397
Provisions for loan losses	5,725	(201)	(639)	1,002	164	12	6,063

Balance, December 31, 2011	$9,645	$6,549	$488	$2,416	$175	$41	$19,314

Note 5.  Allowance for Loan Losses - continued

The following tables summarize comparative metrics about the allowance attributed to various segments of the loan portfolio as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$623	$-	$2,532	$-	$-	$3,155
General portfolio allocation	$9,157	$4,234	$262	$919	$100	$32	$14,704

Loans individually evaluated for impairment	$1,462	$5,291	$-	$7,696	$-	$-	$14,449
Loans collectively evaluated for impairment	$632,377	$146,554	$13,699	$16,827	$3,246	$332	$813,035
General reserves to total loans collectively evaluated for impairment	1.45%	2.89%	1.91%	5.46%	3.08%	9.64%	1.81%

Total gross loans	$633,839	$151,845	$13,699	$24,523	$3,246	$332	$827,484
Total allowance to gross loans	1.44%	3.20%	1.91%	14.07%	3.08%	9.64%	2.16%

	As of December 31, 2012
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$25	$2,185	$-	$3,829	$22	$-	$6,061
General portfolio allocation	$6,854	$3,969	$313	$841	$42	$38	$12,057

Loans individually evaluated for impairment	$2,898	$5,596	$1,380	$7,182	$285	$-	$17,341
Loans collectively evaluated for impairment	$490,110	$141,468	$18,336	$17,482	$4,610	$261	$672,267
General reserves to total loans collectively evaluated for impairment	1.40%	2.81%	1.71%	4.81%	0.91%	14.56%	1.79%

Total gross loans	$493,008	$147,064	$19,716	$24,664	$4,895	$261	$689,608
Total allowance to gross loans	1.40%	4.18%	1.59%	18.93%	1.31%	14.56%	2.63%

Included in the general portfolio allocation are unallocated allowances of $0.3 million and $0.1 million as of December 31, 2013 and 2012, respectively, which amounts have been included on a pro rata basis across the loan segments.

Note 6.  Property, Premises and Equipment

At December 31, 2013 and 2012, property, premises and equipment consisted of the following:

	December 31,
(dollar amounts in thousands)	2013	2012
Land	$3,633	$3,633
Furniture and equipment	5,751	9,086
Building and improvements	15,347	15,187
Construction in progress	9,018	84

Total cost	33,749	27,990

Less: accumulated depreciation and amortization	9,529	12,034

Total property, premises and equipment	$24,220	$15,956

Depreciation expense totaled $1.4 million for the year ended December 31, 2013 and $1.3 million for each of the years ended December 31, 2012 and 2011. The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2017.  See Note 18. Commitments and Contingencies, of these consolidated financial statements for a more detailed discussion regarding the Company’s operating lease obligations.

Note 7.  Deferred Tax Assets and Income Taxes

The table below summarizes the Company’s net deferred tax asset as of December 31, 2013 and 2012:

	December 31,
(dollar amounts in thousands)	2013	2012
Deferred tax assets
Reserves for loan losses	$8,679	$14,348
Forgone interest on non-accrual loans	933	884
Fixed assets	411	405
Accruals	1,025	792
Alternative minimum tax credit	2,855	2,153
Deferred income	2,190	1,838
Deferred compensation	1,603	1,477
Net operating loss carryforward	6	907
Other than temporary impairment	-	45
Investment securities valuation	2,395	-
Realized built-in loss subject to § 382	2,228	3,234
Charitable contribution	-	61
State deferred tax	961	59

Total deferred tax assets	23,286	26,203

Deferred tax liabilities
Fair value adjustment for purchased assets	330	455
Investment securities valuation	-	2,745
Deferred costs, prepaids and FHLB advances	1,332	1,070

Total deferred tax liabilities	1,662	4,270

Net deferred tax assets	$21,624	$21,933

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

Note 7.  Deferred Tax Assets and Income Taxes – continued

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

Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of December 31, 2013 and 2012. The following table provides a summary for the current and deferred amounts of the Company’s income tax provision / (benefit) for the years ended December 31, 2013, 2012 and 2011:

	For The Years Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Current:
Federal	$1,181	$3,083	$(524)
State	368	1,264	504

Total current provision	1,549	4,347	(20)

Deferred:
Federal	3,816	(455)	2,852
State	1,632	(85)	496

Total deferred provision / (benefit)	5,448	(540)	3,348

Deferred Tax Valuation Allowance:
Federal	-	(3,662)	(1,110)
State	-	(1,943)	(390)

Total deferred tax valuation allowance change	-	(5,605)	(1,500)

Total income tax provision / (benefit)	$6,997	$(1,798)	$1,828

The following table reconciles the statutory federal income tax expense / (benefit) and rate to the Company’s effective income tax (benefit)/expense and rate for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
(dollar amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at federal statutory tax rate	$6,243	35.0	$3,934	35.0	$3,344	35.0
State income taxes, net of federal income tax benefit	1,300	7.3	766	6.8	650	6.8
Change in deferred tax asset valuation allowance	-	-	(5,605)	(49.9)	(1,500)	(15.7)
Bank owned life insurance	(167)	(0.9)	(180)	(1.6)	(183)	(1.9)
Tax exempt income, net of interest expense	(610)	(3.4)	(608)	(5.4)	(545)	(5.7)
Merger and integration	271	1.5	-	-	-	-
Other, net	(40)	(0.3)	(105)	(0.9)	62	0.6

Total income tax provision / (benefit)	$6,997	39.2	$(1,798)	(16.0)	$1,828	19.1

Note 7.  Deferred Tax Assets and Income Taxes – continued

As part of the bank acquisitions in 2003 and 2007, the Company has approximately $0.01 million and $0.3 million of net operating losses (“NOL”) available for carry-forward for federal and state tax purposes, respectively, at December 31, 2013.  The federal NOL carry-forwards related to acquisitions begin to expire in 2020.  The state NOL carry-forwards related to acquisitions expire in 2015. Additionally, the Company has approximately $6.2 million in NOL available for carry-forward for state tax purposes related to operating losses the Company incurred during 2009, which expire in 2029.  The realization of the NOL is limited for federal tax and state tax purposes under current tax law. Specifically, due to the change in control triggered by the March 2010 capital raise, under I.R.C. Section 382 annual limitations have been placed on the NOL carry-forward deductions.  The Company does not, however, believe that these annual limitations will limit the ultimate deductibility of the NOL Carry-forwards. The Company also has $2.0 million and $0.7 million in alternative minimum tax credit for federal and state purposes, respectively, that have no expiration date.

Note 8.  Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets (“CDI”) associated with the acquisition of Business First Bank in 2007 and the December 2012 acquisition of the Morro Bay branch from Coast National Bank.  The balance of goodwill at December 31, 2013 was $11.2 million, unchanged from that reported at December 31, 2012.

CDI assets are subject to amortization.  The gross carry amount of CDI, reported in the table below, at December 31, 2013 of $4.2 million, is unchanged from that reported at December 31, 2012.   Amortization for the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $0.3 million and $0.4 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of December 31, 2013:

	Gross Carrying	Accumulated	Net Carrying
(dollar amounts in thousands)	Amount	Amortization	Amount
Core deposit intangible	$4,201	$(2,857)	$1,344

	Beginning	Estimated	Ending
Period	Balance	Amortization	Balance
Year 2014	$1,344	$(400)	$944
Year 2015	$944	$(400)	$544
Year 2016	$544	$(371)	$173
Year 2017	$173	$(58)	$115
Year 2018	$115	$(58)	$58
Year 2019	$58	$(58)	$(0)

Note 9.  Other Real Estate Owned (“OREO”)

The following tables summarize the changes in the balance of other real estate owned for the years ended December 31, 2013, 2012 and 2011:

	Balance				Balance
	December 31,				December 31,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2013
Real Estate Secured
Commercial	$-	$1,374	$(1,374)	$-	$-

Totals	$-	$1,374	$(1,374)	$-	$-

	Balance				Balance
	December 31,				December 31,
(dollar amounts in thousands)	2011	Additions	Disposals	Writedowns	2012
Real Estate Secured
Residential 1 to 4 family	$-	$607	$(576)	$(31)	$-
Commercial	215	-	(215)	-	-
Construction
Single family residential - Spec.	423	-	(397)	(26)	-
Tract	100	-	(100)	-	-
Land	179	162	(300)	(41)	-

Totals	$917	$769	$(1,588)	$(98)	$-

	Balance				Balance
	December 31,				December 31,
(dollar amounts in thousands)	2010	Additions	Disposals	Writedowns	2011
Real Estate Secured
Residential 1 to 4 family	$160	$865	$(1,025)	$-	$-
Commercial	3,953	2,578	(5,500)	(816)	215
Commercial
Commercial and industrial	464	-	(464)	-	-
Construction
Single family residential - Spec.	475	-	-	(52)	423
Tract	251	-	(117)	(34)	100
Land	1,365	41	(994)	(233)	179

Totals	$6,668	$3,484	$(8,100)	$(1,135)	$917

Write-downs of OREO as reported in the Consolidated Statements of Income include minor adjustments for first liens held by other institutions related to the Bank’s OREO and forfeited deposits from potential buyers of OREO, which items are not reflected in the above tables.  In January 2013, the Bank foreclosed on a loan resulting in a $1.4 million increase in OREO and a corresponding decrease in non-accruing loans.  The Company did not realize any gains or losses related to disposal of OREO during 2013.

Note 10.  Deposits

The following table provides a summary for the maturity of the Bank’s time certificates of deposit as of December 31, 2013:

	Amount Due
(dollar amounts in thousands)	2014	2015	2016	2017	2018	Over 5 Years	Total
Time certificates of deposit	$131,494	$37,538	$11,887	$9,024	$15,920	$13,958	$219,821

Note 11.  Borrowings

The Bank has several sources from which it may obtain borrowed funds.  While deposits are the Bank’s primary funding source, borrowings are a secondary source of funds. Borrowings can take the form of Federal Funds purchased through arrangements it has established with correspondent banks or advances from the Federal Home Loan Bank.  Borrowing may occur for a variety of reasons including daily liquidity needs and balance sheet growth.  Additionally, the Bank had a collateralized borrowing line with the Federal Reserve Bank in the amount of $9.3 million as of December 31, 2013.  The following provides a summary of the borrowing facilities available to the Bank and Company as well as the level of borrowings that were outstanding as of December 31, 2013:

Federal Funds Purchased - The Bank has borrowing lines with correspondent banks totaling $62.0 million as of December 31, 2013.  As of December 31, 2013, there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank Advances - At December 31, 2013, the Bank had $88.5 million of borrowings with the FHLB, that had the following principal payment requirements:

For the Year Ended (dollar amounts in thousands)
2014	$29,000
2015	-
2016	10,500
2017	13,500
2018	5,000
Due More Than 5 Years	30,500
Total	$88,500

FHLB advances require monthly interest only payments, with the full amount borrowed due at maturity.

Borrowings from FHLB are collateralized by the Company’s loans receivable and investment securities.  Of the $88.5 million outstanding, $59.5 million is fixed rate advances with rates ranging from 0.6% to 2.4%.  The remaining $29 million is short-term, variable rate advances, with an interest rate of 0.06% as of December 31, 2013 which rate is tied to the Federal Funds Rate.  At December 31, 2013, $584.2 million in loans were pledged as collateral to the FHLB for the borrowings presented in the table above and the banks remaining borrowing capacity of $212.9 million as of December 31, 2013; however, the majority of the Bank’s loans are assigned under a blanket lien to the FHLB.  Additionally, the Bank has an $11.5 million letter of credit with the FHLB secured by loans.

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

On September 20, 2007, the Company issued $5.2 million of Junior Subordinated Deferrable Interest Debentures to Heritage Oaks Capital Trust III (“Trust III”), a statutory trust created under the laws of the State of Delaware.  These debentures issued to Trust III were subordinated to effectively all borrowings of the Company.  The Company used the proceeds from the sale of the securities to assist in the acquisition of Business First National Bank, for general corporate purposes, and for capital contributions to the Bank. In June 2010, the Company repurchased $5.0 million in face amount of trust preferred securities issued by Trust III, and the related $5.2 million junior subordinated debentures issued by the Company.  The repurchase resulted in a pre-tax gain of approximately $1.7 million.  Trust III was dissolved in December 2010.

Note 11.  Borrowings - continued

At December 31, 2013 and 2012, the Company had a total of $8.2 million in Junior Subordinated Deferrable Interest Debentures issued and outstanding, issued to Heritage Oaks Capital Trust II.  The debt securities can be redeemed at par if certain events occur that impact the tax treatment, regulatory treatment or the capital treatment of the issuance.  In addition, effective November 2011 the Company has the option to redeem the debt, subject to regulatory approval. Upon the issuance of the debt securities, the Company purchased a 3.1% minority interest in Heritage Oaks Capital Trust II, totaling $0.2 million.  The balance of the equity of Heritage Oaks Capital Trust II is comprised of mandatory redeemable preferred securities and is included in other assets.  Interest associated with the securities issued to Heritage Oaks Capital Trust II is payable quarterly at a variable rate of 3-month LIBOR plus 1.72%.

The following table provides a summary of the securities the Company has issued to Heritage Oaks Capital Trust II as of December 31, 2013:

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

Starting with the second quarter of 2010, the Company began to defer interest payments on its outstanding junior subordinated debentures in order to comply with the terms of the Written Agreement entered into between the Company and the Federal Reserve Bank of San Francisco.  In the second quarter of 2012, the Company paid all amounts deferred up through the date of payment and has remained current on its interest payments through December 31, 2013.

On February 28, 2005, the Federal Reserve Board issued a rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by the Company, may continue to constitute up to 25% of a bank holding company’s Tier I capital, subject to certain limitations which became effective on March 31, 2011.  At December 31, 2013, the Company was able to include $8.0 million of the net junior subordinated debt in its Tier I Capital for regulatory capital purposes.

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.   Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.  The rules, including alternative requirements for smaller community financial institutions like the Company, would be phased in through 2019.  The implementation of the Basel III framework is to commence January 1, 2015.

Note 12.  Salary Continuation Plan

The Company established salary continuation agreements with certain senior and executive officers, as authorized by the Board of Directors.  As of December 31, 2013, 4 active officers and 3 retired officers were covered by these agreements.  As of the end of 2011, the Company elected to no longer offer this type of agreement to new officers, but will continue to honor the terms of the agreements in place as of that date.  These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement.  In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years.  At December 31, 2013 and 2012, the present value of the Company’s liability under these agreements was $2.7 million and $2.8 million, respectively, and is included in other liabilities in the Company’s consolidated financial statements.  For the years ended December 31, 2013, 2012 and 2011, expenses associated with the Company’s salary continuation plans were $0.3 million, $0.2 million and $0.5 million, respectively.  The Company maintains life insurance policies, which are intended to fund all costs associated with the agreements.  The cash surrender values of these policies totaled $15.8 million and $15.3 million, at December 31, 2013 and 2012, respectively.

Note 13.  Employee Benefit Plans

During 1994, the Company established a savings plan for employees, which allows participants to make contributions by salary deduction equal to 15 percent or less of their salary pursuant to section 401(k) of the Internal Revenue Code.  The Company matches employee contributions based on a prescribed formula.  Employees vest immediately in their own contributions and they vest in the Company’s contribution based on years of service.    The Company incurred expenses associated with the plan of $0.1 million, $0.1 million, and $0.2 million for each of the years ended December 31, 2013, 2012 and 2011.

Prior to the 2013, the Company sponsored an employee stock ownership plan (“ESOP”) that covered all employees who had completed 12 consecutive months of service, were over 21 years of age and worked a minimum of 1,000 hours per year.  In 2013, the Company elected to terminate the ESOP and distributed all shares and cash held by the ESOP to the participants. The amount of the Company’s annual contribution to the ESOP was at the discretion of the Board of Directors.  The Company made no contributions to the plan during 2013, 2012, and 2011.

As of December 31, 2013, the ESOP was fully liquidated and held no shares of the Company’s common stock.

Note 14.  Share-Based Compensation Plans

At December 31, 2013, the Company had share-based compensation awards outstanding under two share-based compensation plans, which are described below:

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

Note 14.  Share-Based Compensation Plans - continued

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

The following table summarizes activity with respect to restricted share-based compensation for the year ended December 31, 2013:

	Number of	Average Grant
	Shares	Date Fair Value

Balance December 31, 2012	196,850	$4.27
Granted	72,786	6.26
Vested	(58,715)	4.43
Forfeited/expired	(15,873)	5.42

Balance December 31, 2013	195,048	$4.87

Compensation costs related to restricted stock awards are charged to earnings (included in salaries and employee benefits) over the vesting period of those awards.  The total income tax benefit recognized related to restricted stock compensation was less than $0.1 million for each of the years ended December 31, 2013, 2012, and 2011.  At December 31, 2013, there was a total of $0.7 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted average period of 2.9 years.

Stock Options

The following table provides a summary of information related to the Company’s stock option awards for the years ended December 31, 2013:

		Weighted		Options	Weighted Average
	Number of	Average	Options	Available for	Fair Value
	Shares	Exercise Price	Exercisable	Grant	Options Granted

Balance at December 31, 2012	523,129	$6.11	255,112	1,715,616	$2.93
Granted	161,446	6.28
Forfeited	(84,286)	5.78
Exercised	(33,757)	4.09
Expired	(4,275)	4.62

Balance at December 31, 2013	562,257	$6.34	293,586	1,593,616	$3.08

As previously noted, the number of options available to grant is adjusted once a year based on 10% of the actual common shares outstanding on March 25 each year.

The following table provides information related to options that have vested or are expected to vest and exercisable options as of December 31, 2013:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	543,260	$6.35	7.14	$1,157,995
Exercisable at December 31, 2013	293,586	$6.71	5.52	$765,228

Note 14.  Share-Based Compensation Plans - continued

The total intrinsic value (the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised in all plans during the three years ended 2013, 2012 and 2011 was $0.1 million, $0.1 million and $0, respectively.

The tax benefit related to the exercise of stock options and disqualifying dispositions on the exercise of incentive stock options were not material in 2013, 2012 or 2011.

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards.  The table below also shows the remaining expense associated with those awards as of and for the years ended December 31, 2013, 2012 and 2011:

	For The Years Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Share-based compensation expense:
Stock option expense	$240	$127	$241
Restricted stock expense	293	204	58

Total expense	$533	$331	$299
Unrecognized compensation expense:
Stock option expense	$645	$529	$365
Restricted stock expense	651	573	232

Total unrecognized expense	$1,296	$1,102	$597

As of December 31, 2013, there was a total of $0.6 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.0 years.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during 2013, 2012 and 2011 using the Black-Scholes option pricing model:

	2013	2012	2011
Expected volatility	55.33%	52.26%	50.73%
Expected term (years)	6	7	7
Dividend yield	0.00%	0.00%	0.00%
Risk free rate	1.54%	1.11%	2.74%

Weighted-average grant date fair value	$3.30	$2.87	$2.00

Estimates of fair value derived from the Company’s use of the Black-Scholes pricing model are theoretical values for stock options and changes in the assumptions used in the models could result in different fair value estimates.  The Company recognizes share-based compensation costs on a straight line basis over the vesting period of the award, which is typically a period of 3 to 5 years.  The Company estimates forfeiture rates based on historical employee option exercise and termination experience.

Note 15.  Cash Dividends, Stock Dividends and Stock Splits

The Company paid no cash or stock dividends on its common stock during the years ended December 31, 2013, 2012 and 2011.  See Note 19. Regulatory Matters and Note 16. Preferred Stock, of these Consolidated Financial Statements for additional information on limitations on dividends on common stock.

Note 16.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

U.S Treasury’s Capital Purchase Program (“CPP”)

In 2013, the Company repurchased the 21,000 shares of Series A Preferred Stock and the related warrant to purchase 611,650 shares of the Company’s common stock that had been issued in March 2009 to the U.S Treasury under the terms of the CPP.  The Company completed the repurchase of the Series A Preferred Stock at par, including accrued but unpaid dividends, for $21.2 million on July 17, 2013.  The warrant was repurchased on August 7, 2013 for $1.6 million.

While outstanding the Series A Preferred Stock had a liquidation preference of $1,000 per share.  The preferred stock carried a coupon of 5% for the first five years after issuance and 9% thereafter.  Senior preferred stock issued to the U.S. Treasury was non-voting, cumulative, and perpetual and was redeemable at 100% of their liquidation preference plus accrued and unpaid dividends following three years from the date of issue.  The warrant issued to the U.S. Treasury in conjunction with the issuance of the preferred stock provided for the purchase of shares of the Company’s common stock in an amount equal to 15% of the preferred equity issuance or approximately $3.2 million (611,650 shares).  The warrant was exercisable immediately at a price of $5.15 per share, would have expired after a period of 10 years from issuance and was transferable by the U.S. Treasury.  The warrant would have been dilutive to earnings per common share during reporting periods in which the market price of the Company’s common stock was above the warrant’s exercise price.

The proceeds received from the U.S. Treasury were allocated to the Series A Senior Preferred Stock and the warrant based on their relative fair values.  The fair value of the Series A Senior Preferred Stock was determined through a discounted future cash flow model at a discount rate of 10%.  The fair value of the warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  As a result the Company recorded the Series A Senior Preferred Stock and the warrant at $19.2 million and $1.8 million, respectively.  The Company accreted the discount on the Series A Senior Preferred Stock over a period of five years with corresponding charges to retained earnings.

Private Placement and Preferred Stock Conversion

On March 12, 2010, the Company sold 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) for $3.6 million as part of the overall private placement of securities completed at that time.

Series C Preferred Stock is a non-voting class of preferred stock with a liquidation preference over the Company’s common stock equal to the original conversion per share price of $3.25, plus any accrued but unpaid dividends.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party or otherwise makes a “Permissible Transfer”, as defined in the terms of the Series C Preferred Stock. The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.  There is no stated dividend rate for shares of Series C Preferred Stock.  However, in the event that a common stock dividend is declared, holders of Series C Preferred Stock are entitled to a per share dividend equivalent to that declared for each common share into which Series C Preferred Stock is then convertible.

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of December 31, 2013.

Note 16.  Preferred Stock - continued

Two investors in the Company’s March 2010 private placement have Board observation rights, while one of the two investors also has Board nomination rights.

Note 17.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009, which was retired unexercised in August 2013.  In addition common stock equivalents include common shares that are issuable on the conversion of the Series C Perpetual Preferred Stock the Company using the if-converted method, which were issued during 2010.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For The Years Ended December 31,
	2013		2012		2011
	Net		Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares	Income	Shares
Net income	$10,841		$13,037		$7,725
Dividends and accretion on preferred stock	(898)		(1,470)		(1,358)

Net income available to common shareholders	$9,943		$11,567		$6,367

Weighted average shares outstanding		25,152,054		25,081,462		25,048,477

Basic earnings per common share	$0.40		$0.46		$0.25

Dilutive effect of share-based compensation awards,
common stock warrants, and convertible perpetual preferred stock		1,390,635		1,320,408		1,206,268

Weighted average diluted shares outstanding		26,542,689		26,401,870		26,254,745

Diluted earnings per common share	$0.37		$0.44		$0.24

For the years ended December 31, 2013, 2012 and 2011, common stock equivalents associated primarily with stock options, totaling approximately 360,000 shares, 280,000 and 580,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive. In addition, the diluted earnings per share for the year ended December 31, 2011 excluded the impact of approximately 612,000 shares potentially issuable under the warrant issued as part of the Series A Preferred Stock issuance (see Note 16. Preferred Stock), as their impact would be anti-dilutive.

Note 18.  Commitments and Contingencies

The Company from time to time is involved in various litigation.  In the opinion of management and the Company’s general counsel, the disposition of all such litigation pending will not have a material effect on the Company’s consolidated financial statements.

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

As of December 31, 2013 and 2012, the Company had the following outstanding financial commitments, which contractual amount represents credit risk:

	December 31,
(dollar amounts in thousands)	2013	2012
Commitments to extend credit	$181,445	$164,378
Standby letters of credit	17,036	14,054

Total commitments and standby letters of credit	$198,481	$178,432

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At December 31, 2013, the Company had $31.6 million in fixed rate commitments and $166.9 million in variable rate commitments.

Other Commitments

The following table provides a summary of the future minimum lease payments the Bank is expected to make based upon obligations at December 31, 2013:

	Due	Due	Due	Due	Due	Due More
(dollar amounts in thousands)	2014	2015	2016	2017	2018	Than 5 Years	Total
Non-cancelable operating leases	$1,257	$927	$384	$103	$-	$-	$2,671

The Company has leases that contain options to extend for periods from three to seven years.  Options to extend which have been exercised and the related lease commitments are included in the table above.  Total rent expense charged for leases during the reporting periods ended December 31, 2013, 2012 and 2011, were approximately $1.6 million, $1.9 million and $2.5 million, respectively. In 2012, the Company purchased the buildings used for three of its branches and its administrative headquarters facility, which had been previously leased, resulting in a significant reduction in the level of rent expense in 2012, as well as future minimum lease payments from amounts previously reported.  In addition in 2012, the Bank closed three branch locations that were subject to leases that were set to expire within one to twelve months from their closure date.

Note 19.  Regulatory Matters

Memoranda of Understanding

On March 4, 2010, the FDIC and the California Department of Business Oversight, Division of Financial Institutions (“DBO”) issued a Consent Order (the “Order”) to the Bank that required, among other things, the Bank to increase its capital ratios, reduce its classified assets and increase Board oversight of management. The Board and management aggressively responded to the Order to ensure full compliance and took actions necessary to substantially comply with the Order within the required time frames.  Such actions included the completion of the capital raise that was addressed by the Company’s 2010 $60 million private placement, from which a contribution of a portion of the proceeds were made to the Bank. This contribution brought the Bank into compliance with the capital requirements of the Order.

From April 2012 to April 2013, the Bank has operated under a Memorandum of Understanding (“MOU”) with the FDIC and DBO, which replaced the Consent Order entered into in 2010.  In the MOU, the Company committed to, among other things, continue to make progress in improving credit quality and processes as well as to continue to comply with the 10% Leverage Ratio as originally established by the Order.

Effective April 24, 2013, the FDIC and DBO terminated their MOU with the Bank, signifying full resolution of all open matters raised as part of their examination in 2010 and recognition of the improved financial health of the Bank.  As such the Bank will no longer be subject to the MOU’s 10% Leverage Ratio requirement, as well as the other provision of the MOU.

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

In July 2012, the FRB terminated the Written Agreement issued on March 4, 2010.  In connection with the termination of the Written Agreement, the Company executed a MOU with FRB.  In the MOU the Company committed among other things to continue to seek FRB approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt.  On September 4, 2013, the FRB terminated the MOU with the Bank.

Regulatory Capital

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Note 19.  Regulatory Matters – continued

To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. However as noted above, beginning on March 4, 2010 and continuing into the first half of 2012, the Bank operated under a Consent Order with the FDIC and DBO that required higher levels of Tier I Leverage and Total Risk Based ratios of 10.0% and 11.5%, respectively. While operating under the Consent Order the Bank could only be considered adequately capitalized.  Subsequent to the Consent Order being lifted, the Bank operated under a Memorandum of Understanding with the FDIC and DBO from April 2012 to April 2013, which while eliminating the Total Risk Based ratio requirement of 11.5%, retained the Tier 1 ratio requirement of 10%.  With the termination of the MOU in April 2013, the need to continue to adhere to the 10% leverage ratio was lifted.  The Bank is now considered well-capitalized.

The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2013 and 2012:

					Capital Needed
					To Be Well Capitalized
			Capital Needed For		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total capital to risk-weighted assets:
Company	$130,532	14.17%	$73,709	8.0%	N/A	N/A
Heritage Oaks Bank	$126,000	13.68%	$73,703	8.0%	$92,128	10.0%

Tier I capital to risk-weighted assets:
Company	$118,933	12.91%	$36,855	4.0%	N/A	N/A
Heritage Oaks Bank	$114,402	12.42%	$36,851	4.0%	$55,277	6.0%

Tier I capital to average assets:
Company	$118,933	10.20%	$46,649	4.0%	N/A	N/A
Heritage Oaks Bank	$114,402	9.82%	$46,603	4.0%	$58,254	5.0%

As of December 31, 2012
Total capital to risk-weighted assets:
Company	$137,525	16.81%	$65,454	8.0%	N/A	N/A
Heritage Oaks Bank	$133,038	16.28%	$65,374	8.0%	$81,718	10.0%

Tier I capital to risk-weighted assets:
Company	$127,196	15.55%	$32,727	4.0%	N/A	N/A
Heritage Oaks Bank	$122,722	15.02%	$32,687	4.0%	$49,031	6.0%

Tier I capital to average assets:
Company	$127,196	12.32%	$41,311	4.0%	N/A	N/A
Heritage Oaks Bank	$122,722	11.93%	$41,145	4.0%	$51,432	5.0%

As disclosed in Note 11. Borrowings, of these Consolidated Financial Statements, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes.  At December 31, 2013 and 2012, the Company included $8.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

Note 20.  Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company.  These loans were made and deposits were taken in the ordinary course of business.

The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2013:

For The Year
Ended December 31,
(dollar amounts in thousands)	2013
Outstanding balance, beginning of year	$19,842
Additional loans made	12,668
Repayments	(12,423)
Change in related party status	-

Outstanding balance, end of year	$20,087

Deposits from related parties held by the Bank at December 31, 2013 and 2012 amounted to $2.7 million and $3.7 million, respectively.

In addition to the loan and deposit relationships noted above, the Company paid firms affiliated with certain of its directors for facility rent, legal consultation fees related to collection matters and fuel for Company owned vehicles for the three years ended December 31, 2013, 2012 and 2011 of:

	For The Years Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Payments to affiliated firms:
Facility rent	$237	$233	$221
Legal consultation fees	14	6	8
Fuel for company owned vehicles	-	5	4

Total payments to affiliated firms	$251	$244	$233

The Company also originated and sold $0.3 million of mortgage loans made to directors and officers during 2013.

Note 21.  Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company.  Dividends declared by the Bank may not exceed, in any calendar year, without approval of the DBO, the lesser of the Bank’s respective net income for the year and the retained net income for the preceding two years or cumulative retained earnings.  Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings.

Additionally, as disclosed in Note 19. Regulatory Matters, of these Consolidated Financial Statements, the Bank and Company, respectively, were operating under a Memorandum of Understanding by the FDIC and DBO as well as a Memorandum of Understanding with the Federal Reserve Bank of San Francisco.  The Memoranda of Understanding contained provisions that required the Bank to obtain regulatory approval prior to paying any dividends or other forms of payment that may have represented a reduction in the Bank’s equity to the Company.  The Company and Bank are no longer under this restriction.

Note 22.  Merger Activity

Merger with Mission Community Bancorp

On October 21, 2013, Heritage Oaks Bancorp and Mission Community Bancorp (“Mission Community”) entered into a definitive agreement and plan of merger pursuant to which Mission Community will merge with and into Heritage Oaks Bancorp, with Heritage Oaks Bancorp continuing as the surviving corporation.  The agreement also provides for Mission Community Bank, a wholly owned subsidiary of Mission Community, to be merged with and into Heritage Oaks Bank immediately following completion of the merger.  Mission Community, with assets of approximately $0.4 billion at December 31, 2013, is headquartered in San Luis Obispo, California.  Its primary subsidiary, Mission Community Bank, is a nationally chartered community bank with 5 banking locations along the Central Coast of California.

Note 22.  Merger Activity - continued

The merger closed effective February 28, 2014.  The transaction is valued at $68.3 million as of February 28, 2014, comprised of 7,541,353 shares of the Company’s common stock valued at $7.99 closing price on February 28, 2014, plus $8.0 million cash.  The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the March 31, 2014 financial statements.  However, at the time of these financial statements, the appraisals and valuations are still in process.  The Company also expects to record goodwill and a core deposit intangible related to this transaction, but the amounts attributable to those assets are dependent on the appraisals and valuations that are still in process.  As this transaction was structured as a tax free exchange, the goodwill will not be deductible for tax purposes.

Note 23.  Parent Company Financial Information

Heritage Oaks Bancorp

Condensed Balance Sheets

	December 31,
(dollar amounts in thousands)	2013	2012
Assets

Cash	$4,726	$3,615
Prepaid and other assets	1,280	1,819
Investment in bank	128,940	148,461

Total assets	$134,946	$153,895

Liabilities
Junior subordinated debentures	$8,248	$8,248
Other liabilities	271	118

Total liabilities	8,519	8,366

Stockholders’ Equity
Preferred stock	3,604	24,140
Common stock	101,511	101,354
Additional paid in capital	6,020	7,337
Retained earnings	18,717	8,773
Accumulated other comprehensive income	(3,425)	3,925

Total stockholders’ equity	126,427	145,529

Total liabilities and stockholders’ equity	$134,946	$153,895

Note 23.  Parent Company Financial Information - continued

Heritage Oaks Bancorp

Condensed Statements of Income

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2013	2012	2011

Income
Equity in undisbursed income of subsidiaries	$11,944	$13,003	$7,868
Interest	19	25	19
Gain on sale of investment securities	-	-	254
Total income	11,963	13,028	8,141

Expense
Share-based compensation	133	114	58
Other professional fees and outside services	1,169	498	289
Interest	167	192	169

Total expense	1,469	804	516

Total operating income	10,494	12,224	7,625
Income tax benefit	(347)	(813)	(100)

Net income	$10,841	$13,037	$7,725

Dividends and accretion on preferred stock	898	1,470	1,358

Net income available to common shareholders	$9,943	$11,567	$6,367

Note 23.  Parent Company Financial Information — continued

Heritage Oaks Bancorp

Condensed Statements of Other Comprehensive Income

	For the Years Ended December 31,
(dollar amounts in thousands)	2013	2012	2011

Net income	$10,841	$13,037	$7,725
Other comprehensive income:
Unrealized security holding (losses) / gains	(8,565)	8,544	4,634
Reclassification for net gains on investments included in earnings	(3,926)	(2,619)	(1,983)
Other comprehensive (loss) / income, before income tax (benefit) / expense	(12,491)	5,925	2,651
Income tax (benefit) / expense related to items of other comprehensive income	(5,141)	2,438	1,092
Other comprehensive (loss) / income	(7,350)	3,487	1,559
Comprehensive income	$3,491	$16,524	$9,284

Note 23.  Parent Company Financial Information – continued

Heritage Oaks Bancorp

Condensed Statements of Cash Flows

	For The Years Ended
	December 31,
(dollar amounts in thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$10,841	$13,037	$7,725
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Increase in other assets	(236)	(448)	(82)
Increase / (decrease) in other liabilities	153	(208)	195
Gain on sale of assets	-	-	(253)
Share-based compensation expense	133	114	58
Undistributed loss / (income) of subsidiaries	13,365	(9,486)	(7,868)

Net cash provided by / (used in) operating activities	24,256	3,009	(225)

Cash flows from investing activities:
Sale of securities	-	-	253
Other	-	-	(775)

Net cash used in investing activities	-	-	(522)

Cash flows from financing activities:
Preferred stock dividends paid	(708)	(3,013)	-
Retirement of Series A preferred stock and related warrants	(22,575)	-
Proceeds from the exercise of options	138	183	-

Net cash (used in) / provided by financing activities	(23,145)	(2,830)	-

Net increase / (decrease) in cash and cash equivalents	1,111	179	(747)

Cash and cash equivalents, beginning of year	3,615	3,436	4,183

Cash and cash equivalents, end of year	$4,726	$3,615	$3,436

Note 24.  Quarterly Financial Information (unaudited)

The following table provides a summary of results for the periods indicated:

	For The Quarters Ended,
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(dollar amounts in thousands, except per share data)	2013	2013	2013	2013	2012	2012	2012	2012

Interest income	11,736	$11,509	$11,075	$11,073	$11,649	$11,519	$11,401	$11,752
Net interest income	10,687	10,482	10,149	10,208	10,763	10,585	10,406	10,749
Provision for credit losses	-	-	-	-	-	1,286	3,064	3,331
Non-interest income	1,879	2,423	2,912	5,661	3,548	2,984	3,494	2,522
Non-interest expense	9,624	8,551	8,640	9,748	9,474	8,795	9,133	8,729
Income before provision for income taxes	2,942	4,354	4,421	6,121	4,837	3,488	1,703	1,211

Net income	1,634	2,761	2,716	3,730	3,127	6,428	1,897	1,585

Dividends and accretion on preferred stock	-	181	359	358	357	357	375	381

Net income available to common shareholders	$1,634	$2,580	$2,357	$3,372	$2,770	$6,071	$1,522	$1,204

Earnings per common share
Basic	$0.06	$0.10	$0.09	$0.13	$0.11	$0.24	$0.06	$0.05
Diluted	$0.06	$0.10	$0.09	$0.13	$0.10	$0.23	$0.06	$0.05

The results for the fourth quarter of 2013 were impacted by $1.1 million of costs related to recently announced merger with Mission Community Bancorp.  The quarterly results for the first, second and third quarters of 2012 were impacted by the reversal of the Company’s deferred tax asset valuation allowance in the amounts of $0.8 million, $0.7 million and $4.1 million, respectively.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is set forth on page 56 and is incorporated herein by reference.

Attestation Report of Independent Public Accounting Firm

The attestation report of Crowe Horwath LLP on the Company’s internal control over financial reporting is set forth on page 57 and is incorporated herein by reference.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2013.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2013.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2013. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2013.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information that will be contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2013.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

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

The Company

/s/ Simone F. Lagomarsino	/s/ Jason Castle
Simone F. Lagomarsino	Jason Castle
President, Chief Executive Officer and Interim Chief Financial Officer	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
(Principal Executive Officer and Interim Principal Financial Officer)	Dated: March 4, 2014
Dated: March 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Morris	Chairman of the Board of Directors	March 4, 2014
Michael J. Morris

/s/ Donald H. Campbell	Vice Chairman of the Board of Directors	March 4, 2014
Donald H. Campbell

/s/ Michael J. Behrman	Director	March 4, 2014
Michael J. Behrman

/s/ Mark C. Fugate	Director	March 4, 2014
Mark C. Fugate

/s/ Dolores T. Lacey	Director	March 4, 2014
Dolores T. Lacey

/s/ Simone F. Lagomarsino	Director	March 4, 2014
Simone F. Lagomarsino

/s/ James J. Lynch	Director	March 4, 2014
James J. Lynch

/s/ Daniel J. O’Hare	Director	March 4, 2014
Daniel J. O’Hare

/s/ Michael E. Pfau	Director	March 4, 2014
Michael E. Pfau

/s/ Alexander F. Simas	Director	March 4, 2014
Alexander F. Simas

/s/ Lawrence P. Ward	Director	March 4, 2014
Lawrence P. Ward

Exhibit Index

(2.1)

Agreement and Plan of Merger, dated October 21, 2013, by and between Heritage Oaks Bancorp and Mission Community Bancorp incorporated by reference from Exhibit 2.1 to the Form 8-K filed with the SEC on October 22, 2013.

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

101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows, for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

**Filed herewith.