Form 10-Q
period 2014-03-31
HERITAGE OAKS BANCORP
filed 2014-05-02
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

YES [    ]    NO [ X ]

As of April 29, 2014 there were 33,003,414 shares outstanding of the registrant’s common stock.

Heritage Oaks Bancorp

Heritage Oaks Bancorp

FORM 10-Q

For the Three Months Ended March 31, 2014

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(dollar amounts in thousands except share and per share data)	2014	2013

Assets
Cash and due from banks	$11,000	$11,336
Interest bearing deposits in other banks	54,857	14,902
Total cash and cash equivalents	65,857	26,238

Investment securities available for sale, at fair value	347,977	276,795
Loans held for sale, at lower of cost or fair value	6,345	2,386
Gross loans	1,114,070	827,484
Net deferred loan fees	(1,426)	(1,281)
Allowance for loan and lease losses	(17,968)	(17,859)
Net loans held for investment	1,094,676	808,344
Premises and equipment, net	33,819	24,220
Premises and equipment held for sale	5,042	-
Deferred tax assets, net	32,398	21,624
Bank-owned life insurance	24,220	15,826
Federal Home Loan Bank stock	6,912	4,739
Goodwill	24,608	11,237
Other intangible assets	6,238	1,344
Other real estate owned	313	-
Other assets	13,795	10,898

Total assets	$1,662,200	$1,203,651

Liabilities
Non-interest bearing deposits	$443,922	$291,856
Interest bearing deposits	921,907	682,039
Total deposits	1,365,829	973,895
Short term FHLB borrowing	20,000	29,000
Long term FHLB borrowing	65,571	59,500
Junior subordinated debentures	13,071	8,248
Other liabilities	11,089	6,581

Total liabilities	1,475,560	1,077,224

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of March 31, 2014 and December 31, 2013	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding:
33,003,414 shares and 25,397,780 shares as of March 31, 2014 and December 31, 2013, respectively	161,881	101,511
Additional paid in capital	5,977	6,020
Retained earnings	16,954	18,717
Accumulated other comprehensive loss, net of tax benefit of ($1,241) and
($2,395) as of March 31, 2014 and December 31, 2013, respectively	(1,776)	(3,425)

Total shareholders’ equity	186,640	126,427

Total liabilities and shareholders’ equity	$1,662,200	$1,203,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
(dollar amounts in thousands except per share data)	2014	2013

Interest Income
Loans, including fees	$11,856	$9,597
Investment securities	1,590	1,433
Other interest-earning assets	156	43
Total interest income	13,602	11,073
Interest Expense
Deposits	815	660
Other borrowings	336	205
Total interest expense	1,151	865
Net interest income before provision for loan losses	12,451	10,208
Provision for loan and lease losses	-	-
Net interest income after provision for loan and lease losses	12,451	10,208
Non-Interest Income
Fees and service charges	1,145	1,015
Net gain on sale of mortgage loans	188	520
Other mortgage fee income	54	254
(Loss) gain on sale of investment securities	(2)	3,586
Other income	365	286
Total non-interest income	1,750	5,661
Non-Interest Expense
Salaries and employee benefits	5,617	5,192
Occupancy and equipment	1,465	1,197
Information technology	695	627
Professional services	733	662
Regulatory assessments	204	369
Sales and marketing	173	121
Foreclosed asset costs and write-downs	72	55
Provision for mortgage loan repurchases	-	570
Amortization of intangible assets	166	100
Merger, restructure, and integration	7,115	-
Other expense	798	855
Total non-interest expense	17,038	9,748
(Loss) income before income taxes	(2,837)	6,121
Income tax (benefit) expense	(1,074)	2,391
Net (loss) income	(1,763)	3,730
Dividends and accretion on preferred stock	-	358
Net (loss) income available to common shareholders	$(1,763)	$3,372

(Loss) Earnings Per Common Share
Basic	$(0.06)	$0.13
Diluted	$(0.06)	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For the Three Months
	Ended March 31,
(dollar amounts in thousands)	2014	2013

Net (loss) income	$(1,763)	$3,730
Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	2,797	(485)
Reclassification for net losses (gains) on investments included in net income	2	(3,586)
Other comprehensive income (loss), before income tax (benefit) expense	2,799	(4,071)
Income tax expense (benefit) related to items of other comprehensive income	1,150	(1,675)
Other comprehensive income (loss)	1,649	(2,396)
Comprehensive (loss) income	$(114)	$1,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
(dollar amounts in thousands)	Stock	Shares	Amount	Capital	Earnings	Income/(loss)	Equity

Balance, January 1, 2013	$24,140	25,307,110	$101,354	$7,337	$8,773	$3,925	$145,529

Accretion on Series A preferred stock discount	94				(94)
Dividends paid on preferred stock					(263)		(263)
Exercise of stock options		1,180	5				5
Issuance of restricted share awards		25,862					-
Forfeiture of restricted share awards		(2,611)					-
Share-based compensation expense				134			134
Net income					3,730		3,730
Other comprehensive loss						(2,396)	(2,396)

Balance, March 31, 2013	$24,234	25,331,541	$101,359	$7,471	$12,146	$1,529	$146,739

Balance, January 1, 2014	3,604	25,397,780	101,511	6,020	18,717	(3,425)	126,427

Issuance of common stock in merger		7,541,326	60,255				60,255
Stock issuance costs				(290)			(290)
Exercise of stock options		31,776	115				115
Share-based compensation expense				290			290
Tax impact of share-based compensation expense				(43)			(43)
Issuance of restricted share awards		58,394					-
Forfeiture of restricted share awards		(25,862)					-
Net loss					(1,763)		(1,763)
Other comprehensive income						1,649	1,649

Balance, March 31, 2014	$3,604	33,003,414	161,881	5,977	16,954	(1,776)	186,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
(dollar amounts in thousands)	2014	2013

Cash flows from operating activities:
Net (loss) income	$(1,763)	$3,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	356
Write-downs on premises and equipment held for sale	1,186	-
Amortization of premiums / discounts on investment securities, net	1,028	1,078
Amortization of intangible assets	166	100
Accretion of discount on purchased loans	(393)	-
Amortization of premium on junior subordinated debentures	19	-
Share-based compensation expense	290	134
Gain on sale of available for sale securities	2	(3,586)
Originations of loans held for sale	(14,719)	(41,854)
Proceeds from sale of loans held for sale	10,760	55,265
Net increase in bank owned life insurance	(131)	(123)
Decrease (increase) in deferred tax asset	44	4,650
Tax impact of share based compensation expense	(43)	-
Increase in other assets	(301)	(1,714)
Increase in other liabilities	2,334	3,996

Net Cash (Used In) Provided By Operating Activities	(1,125)	22,032

Cash flows from investing activities:
Net cash and cash equivalents acquired in MISN merger	28,891	-
Purchase of securities, available for sale	(19,924)	(66,853)
Sale of securities, available for sale	15,562	89,245
Maturities and calls of securities, available for sale	-	544
Proceeds from principal paydowns of securities, available for sale	11,112	15,293
Increase in loans, net	(5,633)	(17,045)
Allowance for loan loss recoveries	203	285
Purchase of property, premises and equipment, net	(725)	(1,998)
Proceeds from sale of foreclosed collateral	-	1,211

Net Cash Provided By Investing Activities	29,486	20,682

Cash flows from financing activities:
Increase in deposits, net	20,433	(8,055)
Proceeds from Federal Home Loan Bank borrowing	5,000	21,000
Repayments of Federal Home Loan Bank borrowing	(14,000)	(51,000)
Proceeds from exercise of stock options	115	5
Stock issuance costs	(290)	-
Preferred stock dividends paid	-	(263)

Net Cash Provided By (Used In) Financing Activities	11,258	(38,313)

Net increase in cash and cash equivalents	39,619	4,401
Cash and cash equivalents, beginning of period	26,238	34,116

Cash and cash equivalents, end of period	$65,857	$38,517

Supplemental Cash Flow Information

Cash Flow Information
Interest paid	$1,081	$865
Income taxes paid	$600	$2,100

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$2,803	$(4,071)
Loans transferred to foreclosed collateral	$248	$1,211
Land and buildings transferred to held for sale	$1,730	$-
Accretion of preferred stock discount	$-	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Description of Business

Heritage Oaks Bancorp (the “Bancorp”) is a California corporation organized in 1994 to act as the holding company for Heritage Oaks Bank (the “Bank”), which opened for business in 1983.  The Bank operates within San Luis Obispo, Santa Barbara and Ventura counties.  On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”).  MISN’s results of operations have been included in the Company’s results beginning March 1, 2014.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo, Santa Barbara and Ventura Counties. No one customer accounts for more than 10% of revenue or assets in any period presented. The Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Heritage Oaks Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report filed on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2014, file number 000-25020.

The consolidated financial statements include the accounts of Heritage Oaks Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. Heritage Oaks Capital Trust II (“Trust II”), Mission Community Capital Trust I (“Trust III”) and Santa Lucia Bancorp (CA) Capital Trust (“Trust IV”), which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries, as the Company is not the primary beneficiary of the trusts. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders’ equity.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of real estate acquired through foreclosure, the carrying value of the Company’s deferred tax assets and estimates used in the determination of the fair value of certain financial instruments, assets and liabilities acquired in the MISN transaction and accruals for restructuring activities, as described in Note 15.

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s Annual Report filed on Form 10-K.  There have been no changes to these policies or their application other than as noted below, related to purchased credit impaired loans.

Heritage Oaks Bancorp | - 7 -

Note 1.  Summary of Significant Accounting Policies – continued

Acquired Loans and Leases

Purchased loans and leases are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit impaired or purchased non-impaired. Purchased credit impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.

Purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as loan purpose type, term, accrual status and interest rate characteristics.  The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flow in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, an impairment loss is recorded.  If the present value of expected cash flows is significantly greater than the carrying amount, it is recognized as part of future interest income.

Business Combinations and Related Matters

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the MISN acquisition that was consummated in 2014.

Recent Accounting Guidance Adopted

There has been no new accounting guidance that has been adopted by the Company since December 31, 2013.

Recent Accounting Guidance Not Yet Effective

On January 17, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force.  This Update provides clarification as to when an in-substance repossession or foreclosure has occurred, i.e., the creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan and, therefore, the loan receivable should be derecognized and the real estate property should be recognized.  Under ASU No. 2014-04, a creditor has received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the property upon completion of a foreclosure or (2) the borrower conveying all interest in the property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or a similar legal agreement.  The Update also will require disclosure in annual and interim financial statements of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public business entities, the amendments in this Update are effective for annual and interim periods beginning after December 15, 2014.  The Company expects to adopt the provisions of ASU No. 2014-04 in the first quarter of 2015.  Adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Heritage Oaks Bancorp | - 8 -

Note 2.  Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”) and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company’s common stock and $8.706 million in cash.  In conjunction with the merger, MISN’s wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank.  The transaction is valued at $69.0 million, based on the Company’s closing stock price of $7.99 on February 28, 2014.  With the acquisition, the Company believes it has created a more valuable community bank franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined institution.  The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.

MISN’s results of operations have been included in the Company’s results beginning March 1, 2014, providing $1.7 million of interest income, $0.1 million of non-interest income and $0.5 million of the Company’s net income for the three months ended March 31, 2014.  Acquisition-related costs totaled $0.5 million for the three months ended March 31, 2014, of which $0.2 million have been included in non-interest expense in the Company’s income statement and $0.3 million of stock issuance costs have been charged against additional paid-in capital.

The acquired assets and liabilities have been recorded at fair value at the date of acquisition in these financial statements.  The following table presents a summary of acquired assets and assumed liabilities:

(dollar amounts in thousands)
Assets acquired
Cash and due from banks	$3,212
Interest-bearing deposits in other banks	34,386
Securities available for sale	76,159
Loans held for sale	338
Loans and leases receivable	280,419
Premises and equipment	15,499
Deferred tax assets, net	11,972
Goodwill	13,371
Core deposit intangible asset	5,060
Bank owned life insurance	8,263
Other assets	4,833

Total assets acquired	$453,512

Liabilities assumed
Deposits	$371,501
Advances from Federal Home Loan Bank	6,071
Junior subordinated debentures	4,804
Other liabilities	2,174
Total liabilities assumed	$384,550

Total consideration paid	$68,962

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and leases with a fair value and gross contractual amounts receivable of $267.3 million and $328.2 million, respectively, on the date of acquisition.  As of that date, contractual cash flows not expected to be collected on these non-impaired loans and leases totals $5.4 million, which has been recorded as the credit risk component of the purchase discount, and which represents 2.0% of their gross outstanding principal balances.

Heritage Oaks Bancorp | - 9 -

Note 2.  Business Combination – continued

Goodwill of $13.4 million arising from the acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies.  As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes.  The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  The fair value of $280.8 million of loans and leases receivable, $15.5 million of premises and equipment (including $3.3 million of premises and equipment held for sale), $12.0 million of income tax attributes related to the purchase accounting adjustments and MISN’s legacy deferred tax assets are subject to change pending receipt of the final valuations and analyses.  Loan and lease valuations may be adjusted based on new information obtained by the company in future periods that may reflect conditions or events that existed on the acquisition date.  The fair value of premises and equipment held for sale may be adjusted upon final sale or revised appraised values.  Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans and leases or premises and equipment held for sale, or upon filing MISN’s 2013 and final February 28, 2014 “stub” period tax returns.  The closing equity balance for MISN is also subject to adjustments for invoices received after the close of the transaction that were attributable to MISN operations through February 28, 2014.

The following table summarizes the consideration paid for MISN:

(dollar amounts in thousands)	February 28, 2014
Consideration Paid
Cash payments for MISN shares outstanding	$ 2,554
Cash payments for MISN warrants	5,766
Cash payments for MISN options	387
Shares issued, @ $7.99 per share	60,255
Total consideration	68,962

Heritage Oaks Bancorp | - 10 -

Note 2.  Business Combination – continued

The following table presents unaudited pro forma information as if the MISN acquisition had occurred on January 1, 2013, which includes the pre-acquisition period for MISN.  The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Pro Forma Financial Information	For the Three Months Ended
	March 31,
(dollar amounts in thousands except per share data)	2014	2013
Net interest Income	$15,379	$14,545
Provision for loan and lease losses	-	100
Noninterest income	2,364	6,642
Noninterest expense	20,473	14,207
(Loss) income before income taxes	(2,730)	6,880
Income tax (benefit) expense	(1,013)	2,690
Net (loss) income	$(1,717)	$4,190
(Loss) Earnings Per Common Share
Basic	$(0.05)	$0.11
Diluted	$(0.05)	$0.11

Heritage Oaks Bancorp  | - 11 -

Note 3.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$10,960	$-	$10,960
Mortgage backed securities:
Agency	-	235,765	-	235,765
Non-agency	-	6,907	-	6,907
Obligations of state and municipal securities	-	64,383	-	64,383
Corporate debt securities		3,259		3,259
Asset backed securities	-	26,703	-	26,703

Total assets measured on a recurring basis	$-	$347,977	$-	$347,977

December 31, 2013
Assets
Obligations of U.S. government agencies	$-	$6,208	$-	$6,208
Mortgage backed securities:
Agency	-	182,931	-	182,931
Non-agency	-	11,032	-	11,032
Obligations of state and municipal securities	-	50,030	-	50,030
Asset backed securities	-	26,594	-	26,594

Total assets measured on a recurring basis	$-	$276,795	$-	$276,795

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

As of March 31, 2014 and December 31, 2013, there were no Level 3 instruments. There were also no changes in the balance sheet carrying value associated with recurring Level 3 financial instruments for the three months ended March 31, 2014.

Heritage Oaks Bancorp  | - 12 -

Note 3.  Fair Value of Assets and Liabilities – continued

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at a fair value that was below cost.   The discounted cash flow method as prescribed by ASC 310, Receivables, is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. Even though the discounted cash flow approach is not a fair market value measurement, it was determined to be the most appropriate impairment measurement method to use for these impaired loans based on their significant payment history and the global cash flow analysis performed on each borrower.  Because of these facts the table below does not include impaired loans measured using a discounted cash flow method.

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable		Year To
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Date Losses/
March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Recoveries)
Assets
Impaired loans
Land	-	-	4,170	4,170	(100)
Premises and equipment held for sale	-	-	1,730	1,730	1,186

Total assets measured on a non-recurring basis	$-	$-	$5,900	$5,900	$1,086

December 31, 2013
Assets
Impaired loans
Land	-	-	4,170	4,170	(1,270)

Total assets measured on a non-recurring basis	$-	$-	$4,170	$4,170	$(1,270)

There were no transfers in or out of Level 1 or Level 2 assets reported at fair value on either a recurring or non-recurring basis during the three months ended March 31, 2014 and 2013.

Heritage Oaks Bancorp  | - 13 -

Note 3.  Fair Value of Assets and Liabilities – continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
March 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$65,857	$65,857	$-	$-	$65,857
Investment securities available for sale	347,977	-	347,977	-	347,977
Federal Home Loan Bank stock	6,912	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,112,644	-	-	1,112,792	1,112,792
Loans held for sale	6,345	-	6,345	-	6,345
Accrued interest receivable	4,924	-	1,522	3,402	4,924
Liabilities
Non-interest bearing deposits	443,922	443,922	-	-	443,922
Interest bearing deposits	921,907	-	926,628	-	926,628
Federal Home Loan Bank advances	85,571	-	84,927	-	84,927
Junior subordinated debentures	13,071	-	-	9,570	9,570
Accrued interest payable	361	-	361	-	361

December 31, 2013
Assets
Cash and cash equivalents	$26,238	$26,238	$-	$-	$26,238
Investment securities available for sale	276,795	-	276,795	-	276,795
Federal Home Loan Bank stock	4,739	-	-	-	N/A
Loans receivable, net of deferred fees and costs	826,203	-	-	827,105	827,105
Loans held for sale	2,386	-	2,386	-	2,386
Accrued interest receivable	4,027	-	1,397	2,630	4,027
Liabilities
Non interest-bearing deposits	291,856	291,856	-	-	291,856
Interest-bearing deposits	682,039	-	684,345	-	684,345
Federal Home Loan Bank advances	88,500	-	86,990	-	86,990
Junior subordinated debentures	8,248	-	-	7,595	7,595
Accrued interest payable	239	-	239	-	239

Information on off-balance-sheet instruments follows:

	March 31, 2014		December 31, 2013
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$255,701	$2,557	$198,481	$1,985

Heritage Oaks Bancorp  | - 14 -

Note 4.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$10,998	$32	$(70)	$10,960
Mortgage backed securities
U.S. government sponsored entities and agencies	238,563	714	(3,512)	235,765
Non-agency	6,745	190	(28)	6,907
State and municipal securities	64,519	914	(1,050)	64,383
Corporate debt securities	3,256	6	(3)	3,259
Asset backed securities	26,913	2	(212)	26,703

Total	$350,994	$1,858	$(4,875)	$347,977

December 31, 2013
Obligations of U.S. government agencies	$6,243	$11	$(46)	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	186,981	342	(4,392)	182,931
Non-agency	10,924	156	(48)	11,032
State and municipal securities	51,532	269	(1,771)	50,030
Asset backed securities	26,935	-	(341)	26,594

Total	$282,615	$778	$(6,598)	$276,795

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

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$-	$-	$-	$109	$170	$-
Less: losses related to OTTI securities sold			-	(109)	(170)	279
Change in value attributable to other factors	-	-	-	-	-	(279)

Balance, end of the period	$-	$-	$-	$-	$-	$-

Heritage Oaks Bancorp  | - 15 -

Note 4.  Investment Securities – continued

The following table provides a summary of investment securities in an unrealized loss position:

	Securities In A Loss Position For				Total
(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$8,697	$(69)	$39	$(1)	$8,736	$(70)
Mortgage backed securities
U.S. government sponsored entities and agencies	129,207	(2,060)	36,187	(1,452)	165,394	(3,512)
Non-agency	484	(28)	-	-	484	(28)
State and municipal securities	24,775	(758)	6,398	(292)	31,173	(1,050)
Corporate debt securities	2,249	(3)	-	-	2,249	(3)
Asset backed securities	-	-	17,623	(212)	17,623	(212)

Total	$165,412	$(2,918)	$60,247	$(1,957)	$225,659	$(4,875)

December 31, 2013
Obligations of U.S. government agencies	$2,773	$(45)	$40	$(1)	$2,813	$(46)
Mortgage backed securities
U.S. government sponsored entities and agencies	118,554	(3,140)	18,863	(1,252)	137,417	(4,392)
Non-agency	3,210	(48)	-	-	3,210	(48)
State and municipal securities	32,967	(1,675)	2,458	(96)	35,425	(1,771)
Asset backed securities	7,978	(246)	9,747	(95)	17,725	(341)

Total	$165,482	$(5,154)	$31,108	$(1,444)	$196,590	$(6,598)

A total of 132 securities were in an unrealized loss position as of March 31, 2014, and 96 as of December 31, 2013.  As of March 31, 2014, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security. Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery.  As of March 31, 2014, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For the Three Months
	Ended March 31
(dollar amounts in thousands)	2014	2013
Proceeds	$15,562	$89,245
Gross gains	78	4,204
Gross losses	(80)	(618)

The income tax expense related to these net realized (losses) gains was $(1) thousand and $1.476 million for the three months ended March 31, 2014 and 2013, respectively.

Heritage Oaks Bancorp | - 16 -

Note 4.  Investment Securities – continued

The amortized cost and fair value maturities of available for sale investment securities at March 31, 2014 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical prepayment experience, because borrowers may have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollar amounts in thousands)

March 31, 2014	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$313	$408	$7,931	$2,308	$10,960
Mortgage backed securities
U.S. government sponsored entities and agencies	33,738	92,135	49,212	60,680	235,765
Non-agency	375	4,976	1,556	-	6,907
State and municipal securities	3,005	18,888	40,342	2,148	64,383
Corporate debt securities	-	2,014	1,245	-	3,259
Asset backed securities	-	-	14,809	11,894	26,703
Total available for sale securities	$37,431	$118,421	$115,095	$77,030	$347,977

Amortized cost	$37,605	$119,112	$115,777	$78,500	$350,994

Weighted average yield	1.83%	2.14%	2.41%	2.64%	2.31%

Securities having an amortized cost and a fair value of $55.3 million and $55.1 million, respectively, at March 31, 2014, and $41.9 million and $40.4 million, respectively, at December 31, 2013 were pledged to secure public deposits. As of March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For The Three Months
	Ended March 31,
(dollar amounts in thousands)	2014	2013
Taxable earnings on investment securities
Obligations of U.S. government agencies	$48	$31
Mortgage backed securities	1,025	830
State and municipal securities	-	5
Corporate debt securities	3	-
Asset backed securities	75	112
Non-taxable earnings on investment securities
State and municipal securities	439	455

Total	$1,590	$1,433

Heritage Oaks Bancorp | - 17 -

Note 5.  Loans

The following table provides a summary of outstanding loan balances:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Real Estate Secured
Multi-family residential	$47,610	$31,140
Residential 1 to 4 family	111,776	88,904
Home equity lines of credit	41,301	31,178
Commercial	580,990	432,203
Farmland	66,149	50,414
Total real estate secured	847,826	633,839

Commercial
Commercial and industrial	146,710	119,121
Agriculture	57,632	32,686
Other	753	38
Total commercial	205,095	151,845

Construction
Single family residential	6,035	3,873
Single family residential - Spec.	620	1,153
Multi-family	3,946	736
Hospitality	3,088	-
Commercial	9,042	7,937
Total construction	22,731	13,699

Land	27,908	24,523
Installment loans to individuals	10,323	3,246
Overdrafts	187	332

Total gross loans	1,114,070	827,484

Net deferred loan fees	(1,426)	(1,281)
Allowance for loan losses	(17,968)	(17,859)

Total net loans	$1,094,676	$808,344

Loans held for sale	$6,345	$2,386

Total net loans in the table above includes $280.8 million of loans acquired through the MISN acquisition at fair market value on the acquisition date.  $267.5 million of these loans were acquired with no impairment while the remaining $13.3 million were determined to be purchased credit impaired (“PCI”) loans.  Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $0.4 million for these potential repurchases at March 31, 2014.  The Company has incurred losses of $1.6 million related to the settlement of nine loans since the beginning of 2011, the majority of which were associated with a group of related loans originated and sold in 2007 that were made to a borrower subsequently found guilty of financial fraud.

Under a blanket lien to the Federal Home Loan Bank (“FHLB”), the Bank has pledged $844.2 million in loans to secure $85.5 million of borrowings, an $11.5 million line of credit and $332.5 million of potential future borrowings.  The Bank also has a collateralized borrowing line with the Federal Reserve Bank secured by $13.5 million of loans as of March 31, 2014.

Heritage Oaks Bancorp | - 18 -

Note 5.  Loans – continued

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate totaling $898.5 million and $672.1 million at March 31, 2014 and December 31, 2013, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $62.7 million at March 31, 2014 and $22.6 million at December 31, 2013.

From time to time, the Company also originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At March 31, 2014 and December 31, 2013, the unpaid principal balance of SBA loans serviced for others totaled $29.2 million and $6.6 million, respectively.  The Company recognized no gains from the sale of SBA loans in the first three months of 2014 or 2013.

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans, including loans acquired with deteriorated credit quality:

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
March 31, 2014	Investment (1)(2)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$1,218	$1,626	$-	$1,218	$-
Home equity lines of credit	80	182	-	80	-
Commercial	6,234	8,934	-	6,234	-
Farmland	1,719	2,094	-	1,719	-
Commercial
Commercial and industrial	7,716	9,503	3,154	4,562	747
Agriculture	2,298	2,345	-	2,298	-
Land	8,941	13,533	6,607	2,334	2,432
Installment loans to individuals	94	183	-	94	-

Totals	$28,300	$38,400	$9,761	$18,539	$3,179

(1)          The recorded investment in loans includes the book value of impaired loans as adjusted for the net deferred costs and fees related to the impaired loans.

(2)   Includes $12,744 of purchased credit impaired loans

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
December 31, 2013	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$944	$1,102	$-	944	$-
Commercial	901	1,646	-	901	-
Commercial
Commercial and industrial	5,337	5,843	3,480	1,857	623
Agriculture	789	824	-	789	-
Land	7,927	12,106	6,706	1,221	2,532
Installment loans to individuals	118	190	-	118	-

Totals	$16,016	$21,711	$10,186	$5,830	$3,155

(1)          The recorded investment in loans includes the book value of impaired loans as adjusted for the net deferred costs and fees related to the impaired loans.

Heritage Oaks Bancorp | - 19 -

Note 5.  Loans – continued

The average recorded investment in impaired loans and the interest income recognized on impaired loans was:

	For the Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$1,046	$8	$718	$-
Home equity lines of credit	40	-	58	-
Commercial	1,065	75	818	-
Farmland	853	1	539	-
Commercial
Commercial and industrial	5,731	93	4,103	-
Agriculture	1,543	6	869	-
Construction
Commercial	211	-	690	-
Land	7,855	37	7,449	-
Installment loans to individuals	106	1	193	-

Totals	$18,450	$221	$15,437	$-

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three month periods ended March 31, 2014 and 2013. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on accruing troubled debt restructurings (“TDRs”). Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.

At March 31, 2014 and December 31, 2013, $14.3 million and $12.9 million, respectively, in loans were classified as TDRs.  Of those balances, $6.2 million and $5.9 million were accruing as of March 31, 2014 and December 31, 2013, respectively and the remaining balance of TDRs consists of non-accruing loans.  In a majority of these loans, the Company has granted concessions regarding interest rates, payment structure and/or maturity.  During the three months ended March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. These term modifications included a combination of a partial charge-off of principal along with extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 6 months to 10 years.  Forgone interest related to concessions granted on TDRs totaled $49 thousand and $45 thousand for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

Heritage Oaks Bancorp | - 20 -

Note 5.  Loans – continued

The following tables present loan modifications by class which resulted in TDRs:

	For the Three Months Ended March 31, 2014
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Real Estate Secured
Commercial real estate	1	$166	$166
Commercial
Commercial and industrial	4	920	920
Agriculture	1	662	662
Construction
Land	1	160	160
Installment loans to individuals	1	73	73

Totals	8	$1,981	$1,981

	For the Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment
Trouble Debt Restructurings
Commercial
Commercial and industrial	4	$151	$151

Totals	4	$151	$151

No loans were modified as troubled debt restructurings within the twelve months prior to March 31, 2014, for which there was a payment default during the three months ended March 31, 2014.  One commercial and industrial loan with a recorded investment of $49 thousand was modified as a troubled debt restructuring within twelve months prior to March 31, 2013, and had a payment default during the first quarter of 2013.

The Bank actively works with the borrowers to resolve their delinquencies.

Heritage Oaks Bancorp | - 21 -

Note 5.  Loans – continued

Credit Quality

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio:

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
March 31, 2014	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$47,610	$47,035	$-	$575	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	111,776	109,775	665	1,336	-	-	-	-	105	494
Home equity lines of credit	41,301	40,969	-	332	-	-	-	-	-	-
Commercial	580,990	536,047	22,792	22,151	-	-	-	-	485	388
Farmland	66,149	62,965	969	2,215	-	-	-	-	-	-
Commercial
Commercial and industrial	146,710	130,808	5,876	10,026	-	744	15	-	2,786	3,016
Agriculture	57,632	54,972	663	1,997	-	-	-	-	727	299
Other	753	753	-	-	-	-	-	-	-	-
Construction
Single family residential	6,035	6,035	-	-	-	-	-	-	-	-
Single family residential - Spec.	620	620	-	-	-	-	-	-	-	-
Multi-family	3,946	3,946	-	-	-	-	-	-	-	-
Hospitality	3,088	3,088	-	-	-	-	-	-	-	-
Commercial	9,042	9,042	-	-	-	-	-	-	-	-
Land	27,908	16,608	2,273	9,027	-	71	41	-	5,813	1,976
Installment loans to individuals	10,323	10,163	-	160	-	-	-	-	21	73
Overdrafts	187	187	-	-	-	-	-	-	-	-

Totals	$1,114,070	$1,033,013	$33,238	$47,819	$-	$815	$56	$-	$9,937	$6,246

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
December 31, 2013	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Real Estate Secured
Multi-family residential	$31,140	$30,560	$-	$580	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	88,904	87,350	490	1,064	-	-	-	-	449	499
Home equity lines of credit	31,178	31,021	-	157	-	-	-	-	-	-
Commercial	432,203	414,058	3,574	14,571	-	-	-	-	672	225
Farmland	50,414	47,988	975	1,451	-	-	-	-	-	-
Commercial
Commercial and industrial	119,121	105,991	5,276	7,854	-	100	-	-	2,180	3,119
Agriculture	32,686	31,279	196	1,211	-	-	-	-	789	-
Other	38	38	-	-	-	-	-	-	-	-
Construction
Single family residential	3,873	3,873	-	-	-	-	-	-	-	-
Single family residential - Spec.	1,153	1,153	-	-	-	-	-	-	-	-
Multi-family	736	736	-	-	-	-	-	-	-	-
Commercial	7,937	7,937	-	-	-	-	-	-	-	-
Land	24,523	15,244	862	8,417	-	-	-	-	5,910	2,010
Installment loans to individuals	3,246	3,050	10	186	-	-	2	-	117	-
Overdrafts	332	332	-	-	-	-	-	-	-	-

Totals	$827,484	$780,610	$11,383	$35,491	$-	$100	$2	$-	$10,117	$5,853

Heritage Oaks Bancorp | - 22 -

Note 5.  Loans – continued

Purchased Credit Impaired Loans

As part of the merger described in Note 2. Business Combination, the Company acquired on February 28, 2014, a portfolio of loans, some of which have shown evidence of credit deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those loans are as follows:

	March 31, 2014
(dollar amounts in thousands)	Unpaid Principal Balance	Carrying Amount
Real Estate Secured
Residential 1 to 4 family	$893	$626
Home equity lines of credit	98	81
Commercial	7,506	5,498
Farmland	2,094	1,728
Total real estate secured	10,591	7,933

Commercial
Commercial and industrial	3,325	2,548
Agriculture	1,280	1,277
Total commercial	4,605	3,825

Land	1,148	986

Total net loans	$16,344	$12,744

Accretable yield, or income expected to be collected, is as follows:

Three Months Ended

March 31, 2014
Balance at January 1, 2014	$-
New loans purchased	4,801
Accretion of income	(117)
Reclassifications from nonaccretable difference	25
Disposals	-

Balance at March 31, 2014	$4,709

Heritage Oaks Bancorp | - 23 -

Note 5.  Loans – continued

No ALLL was recorded on purchased credit impaired loans as of March 31, 2014.  Purchased credit impaired loans purchased during the three months ended March 31, 2014 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Three Months Ended

March 31, 2014
Contractually required payments receivable of loans purchased during the period:
Real Estate Secured
Residential 1 to 4 family	$1,159
Home equity lines of credit	113
Commercial	9,199
Farmland	2,858
Total real estate secured	13,329

Commercial
Commercial and industrial	3,514
Agriculture	1,593
Total commercial	5,107

Land	1,285

Total payments receivable	$19,721

Cash flows expected to be collected at acquisition	$17,737

Fair value of purchase impaired loans at acquisition	$12,936

Note 6.  Allowance for Loan and Lease Losses (ALLL)

The following tables summarize the activity in the ALLL attributed to various segments in the loan portfolio:

	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Unallocated	Total
Balance, December 31, 2013	$9,157	$4,857	$262	$3,451	$100	$32	$-	$17,859
Charge-offs	(92)	-	-	-	(2)	-	-	(94)
Recoveries	16	175	-	7	5	-	-	203
Provisions for loan losses	169	(134)	(115)	(303)	(16)	(6)	405	-

Balance, March 31, 2014	$9,250	$4,898	$147	$3,155	$87	$26	$405	$17,968

Balance, December 31, 2012	$6,879	$6,154	$313	$4,670	$64	$38	$-	$18,118
Charge-offs	-	(339)	(169)	(34)	(118)	-	-	(660)
Recoveries	116	136	-	3	30	-	-	285
Provisions for loan losses	(881)	769	-	(72)	125	(5)	64	-

Balance, March 31, 2013	$6,114	$6,720	$144	$4,567	$101	$33	$64	$17,743

Heritage Oaks Bancorp | - 24 -

Note 6.  Allowance for Loan and Lease Losses (ALLL) – continued

The following tables summarize comparative metrics about the ALLL attributed to various segments of the loan portfolio:

	March 31, 2014
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Unallocated	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$747	$-	$2,432	$-	$-		$3,179
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-		$-
General portfolio allocation	$9,250	$4,151	$147	$723	$87	$26	$405	$14,789

Loans individually evaluated for impairment	$1,318	$6,189	$-	$7,955	$-	$94		$15,556
Loans acquired with deteriorated credit quality	$7,933	$3,825	$-	$986	$-	$-		$12,744
Loans collectively evaluated for impairment	$838,575	$195,081	$22,731	$18,967	$10,323	$93		$1,085,770
General reserves to total loans collectively evaluated for impairment	1.10%	2.13%	0.65%	3.81%	0.84%	27.96%		1.36%

Total gross loans	$847,826	$205,095	$22,731	$27,908	$10,323	$187		$1,114,070
Total allowance to gross loans	1.09%	2.39%	0.65%	11.30%	0.84%	13.90%		1.61%

	December 31, 2013
	Real Estate					All Other
(dollar amounts in thousands)	Secured	Commercial	Construction	Land	Installment	Loans	Unallocated	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$623	$-	$2,532	$-	$-		$3,155
General portfolio allocation	$9,025	$4,158	$258	$870	$99	$32	$262	$14,704

Loans individually evaluated for impairment	$1,462	$5,291	$-	$7,696	$-	$-		$14,449
Loans collectively evaluated for impairment	$632,377	$146,554	$13,699	$16,827	$3,246	$332		$813,035
General reserves to total loans collectively evaluated for impairment	1.43%	2.84%	1.88%	5.17%	3.05%	9.64%		1.81%

Total gross loans	$633,839	$151,845	$13,699	$24,523	$3,246	$332		$827,484
Total allowance to gross loans	1.44%	3.20%	1.91%	14.07%	3.08%	9.64%		2.16%

The total gross loans of $1.114 billion in the table above as of March 31, 2014, includes $830 million of legacy Heritage Oaks loans, which the Bank originated, and $280.8 million of loans acquired through the MISN acquisition (at fair market value on the acquisition date).  The loans acquired through the MISN acquisition carry no related ALLL at March 31, 2014, as the remaining un-accreted purchase discounts associated with these loans has been deemed sufficient to absorb probable credit losses associated within the acquired MISN portfolio.  The ALLL as a percentage of legacy Heritage Oaks loans was 2.16% of such loans as of March 31, 2014.

Heritage Oaks Bancorp | - 25 -

Note 7.  Income Taxes

The Company recorded an income tax benefit of $1.1 million for the three months ended March 31, 2014, resulting in an effective overall tax rate of 37.9%.  For the first quarter of 2013 the Company’s income tax expense was $2.4 million, or an effective tax rate of 39.1%.

As of March 31, 2014, the Company’s deferred tax assets total approximately $32.4 million, of which $12.0 million was due to the MISN merger described in Note 2. Business Combination.  As of December 31, 2013, the Company’s deferred tax assets totaled $21.6 million.  The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2013, 2012, 2011, and 2010 are open to audit by federal and state taxing authorities, and 2009 remains open to audit by the California Franchise Tax Board.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of March 31, 2014 and December 31, 2013.

Management assessed the impact of the MISN transaction for limitations under I.R.C. Section 382 and determined that, given the assumption that the Company generates sufficient future taxable income to utilize NOLs, no loss of NOL utilization would result from the estimated annual I.R.C. Section 382 base limitation resulting from the transaction. Furthermore, due to the fact that MISN was in a net built-in gain position (“NUBIG”) the Company’s annual I.R.C. section 382 limitation will likely increase over the next five years for realized built-in gains (“RBIG”). Further analysis resulting from the final preparation of MISN’s December 31, 2013, and February 28, 2014, stub period income tax returns must be completed, however, before the impact of the NUBIG and RBIG can be finalized.

Note 8.  Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets (“CDI”) associated with the acquisition of Business First Bank in 2007, the December 2012 acquisition of the Morro Bay branch from Coast National Bank and the MISN Bancorp acquisition on February 28, 2014 (see also Note 2. Business Combination).  The balance of goodwill at March 31, 2014 is $24.6 million, as compared to $11.2 million at December 31, 2013.

CDI assets are subject to amortization.  The gross carrying amount of CDI of $9.3 million at March 31, 2014, reported in the table below, has increased by $5.1 from the $4.2 million reported at December 31, 2013.   Amortization for the three months ended March 31, 2014, and 2013 was $0.2 million and $0.1 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI as of March 31, 2014, and provides an estimate for future amortization for 2014 and the next five years:

(dollar amounts in thousands)	Gross Carrying	Accumulated	Net Carrying
March 31, 2014	Amount	Amortization	Amount
Core deposit intangible	$9,261	$(3,023)	$6,238

	Beginning	Acquired	Estimated	Projected Ending
Period	Balance	CDI’s	Amortization	Balance
Year 2014	$1,344	$5,060	$(1,056)	$5,348
Year 2015	5,348		(1,049)	4,299
Year 2016	4,299		(944)	3,355
Year 2017	3,355		(588)	2,767
Year 2018	2,767		(549)	2,218
Year 2019	2,218		(522)	1,696

Heritage Oaks Bancorp | - 26 -

Note 9.  Other Real Estate Owned (“OREO”)

The following tables summarize the changes in the balance of OREO for the three month periods ended March 31, 2014 and 2013:

	Balance				Balance
	December 31,				March 31,
(dollar amounts in thousands)	2013	Additions	Disposals	Writedowns	2014
Real Estate Secured
Residential 1 to 4 family	$-	$248	$-	$-	$248
Construction
Tract	-	65	-	-	65

Totals	$-	$313	$-	$-	$313

	Balance				Balance

	December 31,				March 31,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2013
Construction
Commercial	$-	$1,211	$(1,211)	$-	$-

Totals	$-	$1,211	$(1,211)	$-	$-

The Company did not realize any gains or losses related to disposal of OREO during the three months ended March 31, 2014 or 2013.

Heritage Oaks Bancorp | - 27 -

Note 10. Deposits

The following table provides a summary of deposits by product type:

	March 31,	December 31,

(dollar amounts in thousands)	2014	2013
Non-interest bearing deposits	$443,922	$291,856
Interest bearing deposits:
NOW accounts	108,604	87,298
Money market deposit accounts	422,728	332,272
Other savings deposits	94,627	42,648
Time certificates of $100 or more	203,323	148,525
Other time deposits	92,625	71,296

Total deposits	$1,365,829	$973,895

Note 11.  Capital

The following table sets forth the Company’s and the Bank’s actual regulatory capital ratios and the regulatory standard:

	Regulatory Standard	March 31, 2014		December 31, 2013
	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	5.00%	11.64%	11.25%	10.20%	9.82%
Tier I capital to risk weighted assets	6.00%	12.25%	11.84%	12.91%	12.42%
Total risk based capital to risk weighted assets	10.00%	13.50%	13.10%	14.17%	13.68%

Note 12.  Share-Based Compensation Plans

As of March 31, 2014, the Company had two share-based employee compensation plans, which are more fully described in Note 14, Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Share-based compensation expense:
Stock option expense	$164	$61
Restricted stock expense	84	73

Total expense	$247	$134
Unrecognized compensation expense:
Stock option expense	$1,013	$583
Restricted stock expense	865	640

Total unrecognized expense	$1,878	$1,223

At March 31, 2014, there was a total of $1.0 million of unrecognized compensation expense related to non-vested stock options and $0.9 million of unrecognized compensation expense related to non-vested restricted stock. That expense is expected to be recognized over weighted-average periods of 3.0 years and 2.8 years, respectively.

Heritage Oaks Bancorp | - 28 -

Note 12.  Share-Based Compensation Plans – continued

The following table provides a summary of activity related to options granted, exercised, and forfeited:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2013	562,257	$6.34	1,593,616
Granted	164,576	7.69
Forfeited	(52,885)	8.54
Expired	(2,604)	10.12
Exercised	(31,776)	3.48

Balance, March 31, 2014	639,568	$6.62	2,225,869

The Company grants restricted stock periodically as a part of the 2005 Equity Based Compensation Plan for the benefit of employees.  Restricted shares issued typically vest ratably over a period of three to five years depending on the specific terms of the restricted share grant.  Restricted share grants may be subject to the achievement of certain performance goals.  Compensation costs related to restricted stock awards are charged to earnings (included in salaries and employee benefits) over the vesting period of those awards.  The fair value of performance-based grants is initially based on the assumption that performance goals will be achieved.  If such goals are not met, no compensation cost is recognized and previously-recognized compensation cost is reversed. The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2013	195,048	$4.87
Granted	58,394	7.66
Vested	-	-
Forfeited	(25,862)	5.80

Balance March 31, 2014	227,580	$5.48

Included in the table above are performance-based grants of restricted stock totaling 21,241 shares as of March 31, 2014.

The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	608,252	$6.61	7.80	$1,266,832
Exercisable at March 31, 2014	271,888	$6.59	6.07	$775,559

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $134 thousand for the year to date period ended March 31, 2014.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted:

	For the Three Months Ended
	March 31,
	2014	2013
Expected volatility	54.00%	55.30%
Expected term (years)	6	6
Dividend yield	0.00%	0.00%
Risk free rate	1.76%	1.14%

Weighted-average grant date fair value	$3.99	$3.01

Heritage Oaks Bancorp | - 29 -

Note 13.  Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

U.S Treasury’s Capital Purchase Program (“CPP”)

In 2013, the Company repurchased the 21,000 shares of Series A Preferred Stock and the related warrant to purchase 611,650 shares of the Company’s common stock that had been issued in March 2009 to the U.S. Treasury under the terms of the CPP.  The Company completed the repurchase of the Series A Preferred Stock at par, including accrued but unpaid dividends, for $21.2 million on July 17, 2013.  The warrant was repurchased on August 7, 2013 for $1.6 million.

Series C Convertible Perpetual Preferred Stock

On March 12, 2010, the Company sold 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) for $3.6 million as part of the overall $60 million private placement of securities completed at that time.

Series C Preferred Stock is a non-voting class of stock with a liquidation preference over the Company’s common stock equal to the original conversion per share price of $3.25, plus any accrued but unpaid dividends.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party or otherwise makes a “Permissible Transfer”, as defined in the terms of the Series C Preferred Stock. The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.  There is no stated dividend rate for shares of Series C Preferred Stock.  However, in the event that a common stock dividend is declared, holders of Series C Preferred Stock are entitled to a per share dividend equivalent to that declared for each common share into which Series C Preferred Stock is then convertible.

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of March 31, 2014.

Note 14.  Earnings (Loss ) Per Share

Basic earnings (loss) per common share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common and participating preferred shares outstanding for the reporting period.  In periods when the Company generates a net loss, such as the current quarter, preferred shares are not included in the calculation of basic loss per share.  Diluted earnings (loss) per common share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009, which was repurchased and cancelled in August 2013.  In addition, common stock equivalents include common shares that are issuable on the conversion of the Series C Perpetual Preferred Stock, which was issued during 2010, using the if-converted method.  The computation of diluted earnings (loss) per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company.

Heritage Oaks Bancorp | - 30 -

The following table sets forth the number of shares used in the calculation of both basic and diluted earnings (loss) per common share:

	For the Three Months Ended March 31,
	2014		2013
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net (loss) income	$(1,763)		$3,730
Dividends and accretion on preferred stock	-		(358)

Net (loss) income available to common shareholders	$(1,763)		$3,372

Weighted average shares outstanding		27,816,911		26,301,542

Basic (loss) earnings per common share	$(0.06)		$0.13

Dilutive effect of share-based compensation awards and common stock warrants		-		225,915

Weighted average diluted shares outstanding		27,816,911		26,527,457

Diluted (loss) earnings per common share	$(0.06)		$0.13

For the three months ended March 31, 2013, common stock equivalents, primarily options, totaling approximately 325,000 shares, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  As a result of the net loss reported for the three months ended March 31, 2014, any potential dilution associated with share-based compensation awards, totaling approximately 442,000 shares, were not included in the calculation of diluted loss per common share for that period, as their impact would be anti-dilutive.

Note 15.  Restructuring Activities

In conjunction with the MISN merger described in Note 2. Business Combination, the Company has initiated a restructuring and integration plan which is expected to result in total non-interest expenses of approximately $0.7 million related to integration of MISN systems into the Company’s systems, $3.1 million related to elimination of owned and leased facilities and related fixed assets, $2.2 million related to contract cancellation costs of duplicative systems and services and $3.8 million related to both termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates.  $6.9 million of these costs have already been incurred in the first quarter of 2014.

Expected costs of this restructuring and integration plan are as follows:

	Total Costs	Amount	Cumulative
	Expected To	Incurred	Incurred
(dollar amounts in thousands)	Be Incurred	1st Qtr 2014	To 03/31/2014

System integration	$1,020	$223	$223
Fixed asset consolidation	3,072	2,351	2,393
Contract cancellation costs	1,944	1,656	1,656
Employee termination and retention	3,755	2,641	2,641

Total Restructuring Costs	$9,791	$6,871	$6,913

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

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the uncertainty as to whether the financial crisis in the United States has fully been resolved, including the relative softness in the California real estate market, and the response of federal and state government and our regulators thereto; credit quality deterioration or a reduction in real estate values causing an increase in the ALLL and a reduction in net earnings; a decline in general economic conditions in those areas in which the Company operates; competitive pressure among depository institutions; fluctuations in interest rates and the possibility that a change in the interest rate environment may reduce net interest margins; changes in the Company’s business strategy or development plans; the Company’s ability to successfully integrate the operations of its acquisition of Mission Community Bancorp; changes in governmental regulation; economic, political and global changes arising from the war on terrorism, social unrest and other civil disturbances; the Company’s ability to increase profitability and sustain growth; asset/liability re-pricing risks and liquidity risks; changes in customer borrowing, repayment, investment and deposit practices; the introduction, withdrawal, success and timing of business initiatives; the Company’s beliefs as to the adequacy of its existing and anticipated ALLL; the threat and impact of cyber-attacks on our Company and our third party vendors information technology infrastructure; environmental conditions, including natural disasters such as droughts, earthquakes, landslides and wildfires, may disrupt business, impede operations, or negatively impact the values of collateral securing loans;  and financial policies of the United States government.

Additional information on these risks and other factors that could affect operating results and financial condition are detailed in reports filed by the Company with the U.S. Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the U.S. Securities and Exchange Commission on March 4, 2014. Forward looking statements speak only as of the date they are made, and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date the forward looking statements are made, whether as a result of new information, future developments or otherwise, and specifically disclaims any obligation to revise or update such forward looking statements for any reason, except as may be required by law.

Heritage Oaks Bancorp  | - 32 -

EXECUTIVE OVERVIEW

This overview of management’s discussion and analysis highlights selected information in the financial results of the Company and may not contain all of the information that is important to you.  For a more complete understanding of trends, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document.  Each of these items could have an impact on the Company’s consolidated financial condition and results of operations.

On February 28, 2014, the Company completed the previously announced acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank, (collectively “MISN”).  The total value of the transaction was $69.0 million, which is comprised of cash of $8.7 million and 7,541,326 shares of the Company’s common stock valued at $60.3 million, based on the $7.99 closing price of the Company’s stock on February 28, 2014.  The operating results of MISN beginning on March 1, 2014 are included in the Company’s results for the first quarter, 2014 and are presented in Note 2. Business Combination, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.  The impact of MISN acquisition to the Company’s total loans and deposits was a 34% increase in total loans and 38% increase in total deposits as of February 28, 2014.

Heritage Oaks Bancorp (the “Company”) is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank (“Bank”), a bank founded in 1983 that serves San Luis Obispo, Santa Barbara and Ventura counties.  As of March 31, 2014, Heritage Oaks Bank operated three branch offices in Paso Robles, San Luis Obispo and Santa Maria, two branch offices in Arroyo Grande and Atascadero, single branch offices in Cambria, Templeton, Morro Bay, and Santa Barbara as well as one loan production office in Ventura/Oxnard and one loan production office in Goleta.

The principal business of the Bank consists of attracting deposits from the general public and investing these funds primarily in commercial real estate (“CRE”) and commercial business loans, loans secured by first mortgages on one-to-four single family residences, operating and real estate procurement loans for agricultural business, multifamily residential property loans and a variety of consumer loans.  The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts.  The Bank solicits deposits primarily in its market area and through the CDARs reciprocal deposit program, and in the past has accepted brokered deposits.  The Bank also originates one-to-four single family residential mortgages for sale in the secondary market.  During the first quarter of 2014, the Bank received approval to sell home loans directly to Fannie Mae.  The Bank also provides SBA loans, as a member of the SBA’s Preferred Lender Program.

Other than holding the shares of the Bank, the Company conducts no significant activities.  As a bank holding company, the Company generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks.  In October 2006, the Company formed Heritage Oaks Capital Trust II (“Trust II”).  Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company whose sole purpose was to issue trust preferred securities.  In conjunction with the MISN acquisition the Company assumed two additional trusts; Mission Community Capital Trust I (“Trust III”), and Santa Lucia Bancorp (CA) Capital Trust (“Trust IV”), both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

Strategic Initiatives

•                  Expand our franchise through acquisitions of other banks or branches or the establishment of de novo branches  in markets that offer regional continuity, such as the Central California coastal communities.  We plan to develop a scalable and meaningful platform for retail banking relationships, commercial and agricultural banking relationships, and residential mortgage lending.  In addition, the Company closed the MISN transaction on February 28, 2014.

Heritage Oaks Bancorp  | - 33 -

•                  Continue as a public company with a common stock that is quoted and traded on a national exchange.  In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•                  Expand our commercial and agribusiness loan portfolios to diversify both our customer base and maturities of the loan portfolio and to benefit from the low cost deposits associated with individual accounts and the professional, general business accounts connected to our commercial and agribusiness customers.  The Company successfully recruited and installed an agribusiness team in 2012 which contributed to a significant increase in the Bank’s agribusiness lending presence in the Central Coast region of California.

•                  Enhance the residential lending product mix and loan sale alternatives with Fannie Mae approval by originating qualified loans that are subsequently sold directly to Fannie Mae.

•                  Develop an expertise and core competency in the integration of acquired operations to support the Company’s bank acquisition strategy.  The Company also is investing in its infrastructure to have the ability to scale efficiently and effectively, in line with our long-term goal of creating a community banking franchise of $3.0 billion to $5.0 billion in total assets.

The comparability of the Company’s operating results for the three months ended March 31, 2014 and 2013 is significantly impacted by the Company’s acquisition of MISN during the first quarter of 2014.

Financial Highlights

The Company incurred a net loss for the three months ended March 31, 2014 of ($1.8) million, or ($0.06) per diluted common share as compared with net income of $3.7 million, or $0.13 per diluted common share for the three months ended March 31, 2013.

Significant factors impacting the Company’s net income during the first three months of 2014 are discussed below:

•                  Net interest income was $12.5 million, or 3.98% of average interest earning assets (“net interest margin”), for the first quarter of 2014 compared with $10.2 million, or a 4.14% net interest margin, for the same period in the prior year.  Net interest income increased for the three months ended March 31, 2014 as compared to the same period in 2013 due primarily to the increase generated from MISN’s loan and securities portfolios.  We have continued to experience declining yields on our investment and loan portfolios due to the historically low interest rate environment and increasing competition in our lending market; however, the impact of accretion from purchased MISN loans and the increase in average balances from our organic loan growth (exclusive of MISN) has offset the impact of declining yields on net interest income when compared to the first quarter of 2013.

•                  Non-interest expense increased to $17.0 million for the three months ended March 31, 2014 from $9.7 million for the same period a year earlier.  The increase in non-interest expense for the first quarter of 2014 was primarily the result of merger, restructure, and integration costs of $7.1 million related to the MISN merger that closed on February 28, 2014, which included costs to eliminate redundant assets, terminate service contracts and reduce redundant personnel costs.  Non-interest expense also increased due to the incorporation of one month of MISN operations into our legacy cost structure.  These increases were partially offset by reductions in mortgage repurchase provisions and regulatory costs.  We expect the acquired MISN operating costs to continue to decline until the end of 2014 as we execute our plan for consolidating 17 branches into 11 branches.  There will be continued non-interest expense for the costs of converting MISN systems and for operating the branches until the consolidation is completed over the next three quarters.

•                  No provisions for loan and lease losses were recorded in the three months ended March 31, 2014 or 2013.  This lack of provisioning is due to continued improvements in the overall credit quality of the loan portfolio, improvement in our historical loan loss experience and a change in the mix of loans to products with lower credit risk, which were largely offset by incremental ALLL requirements due to the growth in the overall loan portfolio and additional qualitative factor adjustments for the concentration in CRE loans and the potential impact of California’s drought on our business loans.  As of March 31, 2014 MISN legacy loans have no ALLL, as the existing un-accreted purchase discounts associated with these loans has been deemed adequate by management to absorb losses inherent in the acquired portfolio.

Heritage Oaks Bancorp  | - 34 -

•                  Non-interest income decreased $3.9 million to $1.8 million for the first quarter of 2014 from $5.7 million for the same period in the prior year.  The decline in non-interest income is primarily the result of $3.6 million of gains on the sale of investment securities in the first quarter of 2013, which resulted from the sale of $89.3 million of securities which were sold to reduce the overall duration of the investment securities portfolio to limit interest rate risk and to provide a funding source for our growing loan demand.  In addition, we experienced a reduction in gain on mortgage sales and origination fee income of $0.5 million due to a decline in the level of refinancing activity attributable to the increase in long-term mortgage rates over the last several quarters.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies that management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Estimates that are particularly susceptible to significant change relate to the determination of purchase accounting adjustments to the fair market value of assets purchased and liabilities assumed through strategic acquisitions, the ALLL, the valuation of real estate acquired through foreclosure, the carrying value of the Company’s net deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

Fair Market Value of Assets Purchased and Liabilities Assumed through Strategic Acquisitions

When the Company acquires the assets and assumes the liabilities of other financial institutions, GAAP requires an assessment of the fair market value of those individual assets and liabilities which may have different fair market values than the cost basis recorded on the acquired institution’s financial statements.  Management performs an initial assessment to determine which assets and liabilities must be designated for fair market value analysis.  Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and after assessing the resulting fair value computation will utilize such value in computing the initial purchase accounting adjustments for the acquired institution.  It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts.  Management is responsible for determining that the values determined by experts are reasonable.  These computations are also left open for final adjustments for a period of up to one year, primarily to allow for completion of analysis and for possible new information that existed as of the acquisition date to be incorporated into the purchase accounting.  See also Note 8. Goodwill and Other Intangible Assets, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

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

The general portfolio component of the ALLL is determined by pooling performing loans by collateral type and purpose.  These loans are then further segmented by an internal loan grading system that classifies loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.  In addition, qualitatively determined adjustments are made to the historical loss history to give effect to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Heritage Oaks Bancorp  | - 35 -

Because of all the variables that go into the determination of both the specific and general allocation components of the ALLL, as well as the valuation of foreclosed real estate, it is reasonably possible that the ALLL and foreclosed real estate values may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 6. Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance must be established.  See also Note 7. Income Taxes, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles.  See also Note 3. Fair Value of Assets and Liabilities, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

Accrual for Restructuring Activities

From time to time the Company plans organizational restructuring activities to optimize the efficiency of its operations.  Generally accepted accounting principles allow the Company to accrue for certain future restructuring expenses, such as employee termination, retention and relocation costs, contract cancellation costs and fixed asset disposal costs, as long as the Company has adopted a board approved plan for restructuring activities and notified the affected personnel, landlords and vendors within a prescribed timeframe.

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

Heritage Oaks Bancorp | - 36 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended,
(dollar amounts in thousands, except per share data)	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Consolidated Income Data:
Interest income	$13,602	$11,736	$11,509	$11,075	$11,073	$11,649	$11,519	$11,401	$11,752
Interest expense	1,151	1,049	1,027	926	865	886	934	995	1,003
Net interest income	12,451	10,687	10,482	10,149	10,208	10,763	10,585	10,406	10,749
Provision for loan losses	-	-	-	-	-	-	1,286	3,064	3,331
Net interest income after provision for loan and lease losses	12,451	10,687	10,482	10,149	10,208	10,763	9,299	7,342	7,418
Non-interest income	1,750	1,879	2,423	2,912	5,661	3,548	2,984	3,494	2,522
Non-interest expense	17,038	9,624	8,551	8,640	9,748	9,474	8,795	9,133	8,729
(Loss) income before income tax (benefit) expense	(2,837)	2,942	4,354	4,421	6,121	4,837	3,488	1,703	1,211
Income tax (benefit) expense	(1,074)	1,308	1,593	1,705	2,391	1,710	(2,940)	(194)	(374)
Net (loss) income	(1,763)	1,634	2,761	2,716	3,730	3,127	6,428	1,897	1,585
Dividends and accretion on preferred stock	-	-	181	359	358	357	357	375	381
Net (loss) income available to common shareholders	$(1,763)	$1,634	$2,580	$2,357	$3,372	$2,770	$6,071	$1,522	$1,204
Share Data:
(Loss) earnings per common share - basic	$(0.06)	$0.06	$0.10	$0.09	$0.13	$0.11	$0.24	$0.06	$0.05
(Loss) earnings per common share - diluted	$(0.06)	$0.06	$0.10	$0.09	$0.13	$0.10	$0.23	$0.06	$0.05
Dividend payout ratio (1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Common book value per share	$5.55	$4.84	$4.78	$4.80	$4.82	$4.78	$4.65	$4.36	$4.29
Tangible common book value per share	$4.61	$4.34	$4.29	$4.30	$4.31	$4.27	$4.16	$3.86	$3.79
Actual shares outstanding at end of period	33,003,414	25,397,780	25,391,343	25,342,560	25,331,541	25,307,110	25,288,430	25,234,262	25,163,571
Weighted average shares outstanding - basic	27,816,911	25,192,985	25,172,929	25,130,299	25,112,004	25,101,083	25,089,325	25,076,226	25,057,664
Weighted average shares outstanding - diluted	27,816,911	26,550,442	26,549,568	26,543,268	26,527,457	26,485,728	26,430,717	26,399,117	26,290,370
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$65,857	$26,238	$33,281	$38,539	$38,517	$34,116	$44,176	$32,558	$26,702
Total investments and other securities	$347,977	$276,795	$267,179	$237,540	$247,890	$287,682	$261,451	$260,786	$266,996
Total gross loans	$1,114,070	$827,484	$777,154	$746,611	$704,880	$689,608	$678,348	$663,670	$645,468
Allowance for loan and lease losses	$(17,968)	$(17,859)	$(17,468)	$(17,934)	$(17,743)	$(18,118)	$(17,987)	$(18,149)	$(19,801)
Total assets	$1,662,200	$1,203,651	$1,153,843	$1,096,882	$1,064,684	$1,097,532	$1,058,679	$1,023,774	$1,008,780
Total deposits	$1,365,829	$973,895	$956,952	$883,329	$862,815	$870,870	$855,032	$833,913	$806,360
Federal Home Loan Bank borrowings	$85,571	$88,500	$57,500	$52,500	$36,500	$66,500	$46,000	$40,000	$52,500
Junior subordinated debt	$13,071	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248
Total shareholders’ equity	$186,640	$126,427	$125,092	$146,288	$146,739	$145,529	$142,285	$134,690	$132,623
Selected Other Balance Sheet Data:
Average assets	$1,362,466	$1,180,936	$1,123,875	$1,091,746	$1,079,615	$1,062,595	$1,039,773	$1,017,030	$979,855
Average earning assets	$1,267,400	$1,088,741	$1,028,879	$1,007,673	$1,000,072	$985,326	$965,100	$948,095	$916,269
Average shareholders’ equity	$149,042	$127,087	$129,517	$148,023	$146,902	$144,843	$137,457	$134,788	$132,384
Selected Financial Ratios:
(Loss) return on average assets	-0.52%	0.55%	0.97%	1.00%	1.40%	1.17%	2.46%	0.75%	0.65%
(Loss) return on average equity	-4.80%	5.10%	8.46%	7.36%	10.30%	8.59%	18.60%	5.66%	4.82%
(Loss) return on average tangible common equity	-5.74%	5.85%	9.04%	8.55%	12.51%	10.23%	24.08%	6.28%	5.10%
Net interest margin (2)	3.98%	3.89%	4.04%	4.04%	4.14%	4.35%	4.36%	4.41%	4.72%
Efficiency ratio (3)	118.28%	75.33%	67.10%	65.00%	78.10%	70.36%	65.47%	69.75%	65.70%
Non-interest expense to average assets	5.07%	3.23%	3.02%	3.17%	3.66%	3.55%	3.37%	3.61%	3.58%
Capital Ratios:
Average equity to average assets	10.94%	10.76%	11.52%	13.56%	13.61%	13.40%	13.22%	13.25%	13.51%
Leverage Ratio	11.64%	10.20%	10.58%	12.60%	12.72%	12.32%	12.15%	11.88%	12.17%
Tier 1 Risk-Based Capital ratio	12.25%	12.91%	13.27%	15.77%	16.50%	15.55%	14.92%	14.50%	14.60%
Total Risk-Based Capital ratio	13.50%	14.17%	14.53%	17.03%	17.76%	16.81%	16.19%	15.76%	15.87%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (4)	0.89%	1.22%	1.63%	1.87%	1.73%	2.51%	3.02%	3.15%	2.58%
Non-performing assets to total assets (5)	0.62%	0.84%	1.10%	1.27%	1.16%	1.58%	1.99%	2.14%	1.74%
Allowance for loan and lease losses to total gross loans	1.61%	2.16%	2.25%	2.40%	2.52%	2.63%	2.65%	2.73%	3.07%
Net charge-offs (recoveries) to average loans	-0.05%	-0.20%	0.24%	-0.10%	0.22%	-0.07%	0.85%	2.86%	1.75%

(1) No cash dividends were paid during the periods presented.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on security sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs, gains and losses on sale of fixed assets, and the amortization of intangible assets.

(4) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.

(5) Non-performing assets are defined as loans that are past due 90 days or more and loans placed in non-accrual status plus other real estate owned.

Heritage Oaks Bancorp | - 37 -

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

For the three months ended March 31, 2014 and 2013, net interest margin was 3.98% and 4.14%, respectively. The tables below set forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Interest bearing deposits in other banks	$39,716	0.12%	$12	$22,232	0.20%	$11
Investment securities taxable	244,175	1.91%	1,151	207,656	1.91%	978
Investment securities non taxable	54,534	3.26%	439	58,102	3.18%	455
Other investments	7,378	7.91%	144	6,478	2.00%	32
Loans (1) (2)	921,598	5.22%	11,856	705,604	5.52%	9,597
Total interest earning assets	1,267,400	4.35%	13,602	1,000,072	4.49%	11,073

Allowance for loan and lease losses	(17,951)			(18,046)
Other assets	113,017			97,589

Total assets	$1,362,466			$1,079,615

Interest Bearing Liabilities
Interest bearing demand	$90,883	0.11%	$24	$71,769	0.11%	$19
Savings	61,016	0.10%	15	39,297	0.10%	10
Money market	362,077	0.32%	284	290,374	0.31%	225
Time deposits	246,826	0.81%	492	183,278	0.90%	406
Total interest bearing deposits	760,802	0.43%	815	584,718	0.49%	660
Federal Home Loan Bank borrowing	90,791	1.17%	261	58,823	1.13%	164
Junior subordinated debentures	9,909	3.07%	75	8,248	2.02%	41
Total borrowed funds	100,700	1.35%	336	67,071	1.24%	205
Total interest bearing liabilities	861,502	0.54%	1,151	651,789	0.54%	865
Non interest bearing demand	343,489			263,127
Total funding	1,204,991	0.39%	1,151	914,916	0.38%	865
Other liabilities	8,432			17,797
Total liabilities	$1,213,424			$932,713

Shareholders’ Equity
Total shareholders’ equity	149,042			146,902
Total liabilities and shareholders’ equity	$1,362,466			$1,079,615

Net interest margin (3)		3.98%			4.14%

Interest rate spread		3.81%	$12,451		3.95%	$10,208

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

	For The Three Months Ended,
	March 31, 2014 over 2013
(dollar amounts in thousands)	Volume	Rate	Rate/Volume	Total
Interest income:
Interest bearing deposits in other banks	$9	$(5)	$(3)	$1
Investment securities taxable	172	1	-	173
Investment securities non-taxable (1)	(42)	20	(1)	(23)
Taxable equivalent adjustment (1)	14	(7)	-	7
Other investments	4	95	13	112
Loans	2,938	(520)	(159)	2,259

Net increase (decrease)	3,095	(416)	(150)	2,529
Interest expense:
Savings, NOW, money market	71	(2)	-	69
Time deposits	141	(41)	(14)	86
Federal Home Loan Bank borrowing	89	5	3	97
Long term borrowings	8	22	4	34

Net increase (decrease)	309	(16)	(7)	286

Total net increase (decrease)	$2,786	$(400)	$(143)	$2,243

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

For the three months ended March 31, 2014 as compared to the corresponding period in 2013, the continued current low interest rate environment has had an adverse impact on yields on new and renewing loans.  In addition, the low interest rate environment and relative flatness of interest yield curves have had a compounding impact on securities’ yields as new investments are typically providing lower yields.  In addition, existing investments in mortgage backed securities experienced accelerated prepayment speeds as the underlying mortgages were being refinanced at an increased frequency during most of 2013, which resulted in acceleration of the amortization of premiums paid on these securities.  These factors have combined to reduce the yield on earning assets for the three months ended March 31, 2014 by 14 basis points, as compared to the corresponding period in 2013.

While the loan portfolio has continued to grow since the first quarter of 2013 and continues to contribute to a more favorable earning asset mix, we continue to hold a large portion of our earning assets in lower yielding investment securities.  Modest decreases in funding costs related to shifts in the composition of deposits from interest bearing accounts to more liquid non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets.

The decrease in loan yields for the first quarter, 2014 as compared to the same period a year earlier, attributable to the repayment of existing Heritage Oaks loans and on-boarding of lower yielding new loans, had a negative 50 basis point impact to loan yields.  Loan prepayment fees during the first quarter of 2014 on the legacy Heritage Oaks portfolio slightly offset the negative impact of higher yielding loans paying off, providing, an additional 4 basis points in yield as compared to the same period a year earlier.

The average yield of acquired MISN earning assets was 18 basis points lower than that of the legacy Heritage Oaks earning asset yield however; the positive impact of loan purchase discount accretion largely offset the negative impact of lower yielding MISN earning assets and accounted for 10 basis points of asset yields for the first quarter, 2014.  The decline in loan yields over the last year however, has driven our net interest margin down by 16 basis points as compared to the first quarter of 2013, due primarily to the decline in newly originated loan yields and impact of prepayment of higher yielding portfolio loans. The pro-forma NIM for the first quarter of 2014, had the MISN balance sheet been included for the entire quarter and excluding the impact of all loan prepayments, would have been 4.05%, inclusive of 21 basis points of accretion of purchase discount.

Heritage Oaks Bancorp | - 39 -

Forgone interest on non-accrual loans continued to negatively impact interest income for the three months ended March 31, 2014, but to a lesser degree than during the same period a year earlier.  Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.1 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively.  The adjustments to interest income for the pay-off of non-accrual loans and prepayment penalties contributed approximately 7 basis points to the yield on the loan portfolio in the three months ended March 31, 2014 and 7 basis points for the corresponding period in 2013.  Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 14 basis points for the three months ended March 31, 2014 as compared to 15 basis points for the corresponding period in 2013.

Our earnings are influenced by changes in interest rates.  The Company is in a net asset sensitive position.  A large percentage of our interest sensitive assets and liabilities re-price with changes in market interest rates.  A significant portion of the variable rate component of the Company’s loan portfolio has had the interest rates set to their respective contractual interest rate floors.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.  See Item 3, Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q, for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impact of interest rate floors on the variable rate component of our loan portfolio.

Investment securities yields for taxable and for tax-exempt securities were nearly unchanged for the first quarter, 2014 as compared to the same period a year earlier at 1.91% and 3.26%.  The yield on the portfolio was largely unchanged due to repositioning the portfolio out of longer duration and higher yielding investments in February and March of 2013 and keeping a target effective duration of from 2.5 to 3.5 years, as there has been little movement in the yield curve and corresponding market rates of investment securities. The impact of incorporating the MISN securities portfolio into our existing portfolio was limited, given that MISN securities were only included for one month of the first quarter of 2014.  The weighted average yield on the MISN portfolio was 1.91% in March of 2014, versus 2.22% for Heritage Oaks, decreasing the overall portfolio yield to 2.15%.

For the three months ended March 31, 2014, average interest-earning assets increased $267.3 million, or 26.7%, over that reported in the corresponding period in 2013.  Growth in average earning assets for the three months ended March 31, 2014 was largely driven by growth across all asset types due to the merger with MISN.

The average balance of interest bearing liabilities was $209.7 million higher for the three months ended March 31, 2014, as compared to the corresponding period a year earlier.  Growth in average interest bearing liabilities was primarily the result of the merger with MISN.  Average interest bearing deposits were $176.1 million higher for the three months ended March 31, 2014, as compared to the corresponding period a year earlier.

The rate paid on interest bearing deposits declined by 6 basis points, to 0.43%, for the three months ended March 31, 2014 as compared to the same period a year earlier.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits (for legacy Heritage Oaks balances), the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $80.4 million, to $343.5 million, for the three months ended March 31, 2014.  This increase in non-interest bearing demand deposit balances has had a positive impact on total funding cost of 15 basis points for the three months ended March 31, 2014, as compared to a 16 basis point benefit in the first quarter of 2013.  Total cost of funds for the three months ended March 31, 2014 was 0.39%, an increase of 1 basis point, as compared to the corresponding period in 2013.

For the three months ended March 31, 2014, the average rate paid on interest bearing liabilities was 0.54%, as was the comparable rate for the first quarter of 2013.  The benefits from the deposit portfolio rate reductions previously discussed were substantially offset by an increase in funding costs for Federal Home Loan Bank (“FHLB”) borrowings as the Company has strategically decided to lock in historically low fixed rates to match fund longer term fixed rate loans as well as an increase in the cost of junior subordinated debentures attributable to the MISN purchase accounting.

Heritage Oaks Bancorp | - 40 -

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the ALLL includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.  See also Note 6. Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q, for additional detail on the ALLL.

The ALLL is based on estimates, and actual losses may vary from current estimates, which variances could be material and could have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loans.  The ALLL represents the Company’s best estimate of the amount necessary to provide for probable losses inherent in the portfolio as of the balance sheet date.

The Company did not record a provision for loan and lease losses during the three months ended March 31, 2014 and 2013.  The lack of a loan loss provision in 2014 and 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the loan portfolio.  As of March 31, 2014, the Company’s ALLL represented 1.61% of total gross loans.  For additional information see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended		Variances
	March 31,		For the Three Months
(dollar amounts in thousands)	2014	2013	dollar	percentage
Fees and service charges	$1,145	$1,015	$130	12.8%
Net gain on sale of loans	188	520	(332)	-63.8%
Mortgage origination income	54	254	(200)	-78.7%
(Loss) gain on sale of investment securities	(2)	3,586	(3,588)	-100.1%
Other Income	365	286	79	27.6%

Total	$1,750	$5,661	$(3,911)	-69.1%

Non-interest income decreased by $3.9 million for the three months ended March 31, 2014, as compared with the corresponding period in 2013.  The decline for the three month period was largely due to gains on investment security sales realized in 2013 in an effort to reposition the portfolio and reduce its overall duration.  During the first quarter of 2013, the Company sold securities with a carrying value of $89.3 million that resulted in gains of $3.6 million.  In addition, the Company experienced a decline in mortgage gain on sale attributable to reduced mortgage origination and refinance activity resulting from rising mortgage interest rates.  Service charges, fees and other non-interest income increased in the first quarter of 2014, mainly due to MISN’s inclusion in the month of March 2014.

Heritage Oaks Bancorp | - 41 -

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended		Variances
	March 31,		For the Three Months
(dollar amounts in thousands)	2014	2013	dollar	percentage
Salaries and employee benefits	$5,617	$5,192	$425	8.2%
Occupancy and equipment	1,465	1,197	268	22.4%
Information technology	695	627	68	10.8%
Professional services	733	662	71	10.7%
Regulatory assessments	204	369	(165)	-44.7%
Sales and marketing	173	121	52	43.0%
Foreclosed asset costs and write-downs	72	55	17	30.9%
Provision for mortgage loan repurchases	-	570	(570)	-100.0%
Amortization of intangible assets	166	100	66	66.0%
Merger, restructure and integration	7,115	-	7,115	-
Other expense	798	855	(57)	-6.7%

Total	$17,038	$9,748	$7,290	74.8%

The $7.3 million increase in non-interest expense for the three months ended March 31, 2014 as compared to the same period a year ago was largely driven by the impacts of the merger with MISN on February 28, 2014, primarily $7.1 million of merger, restructure and integration costs.  These one-time costs included $2.4 million attributable to elimination of owned and leased facilities and related fixed assets, $1.6 million related to contractual cancellation costs of duplicative systems and services and $2.6 million of accruals related to termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates.  The initiation of the process of integrating the two banks’ systems added another $0.5 million in the first quarter of 2014.  In addition, virtually every element of non-interest expense increased as a result of one month of operating expenses for the combined company.  Partially offsetting the impacts of the merger, the Company experienced a decline in regulatory costs largely attributable to the lifting of the MOU’s between the Company and the Company’s regulators in the second and third quarters of 2013.  The first quarter of 2014 was also favorably impacted by the lack of any provisions for mortgage repurchases.

Excluding the $7.1 million of merger, restructure, and integration costs and $0.7 million of MISN operating costs from the first quarter of  2014 would result in total non-interest expense of $9.2 million, or 2.7% of assets on an annualized basis.  This compares with $9.7 million for the first quarter of 2013, or 3.6% of assets, annualized.

Provision for Income Taxes

For the three months ended March 31, 2014, the Company recorded an income tax benefit of approximately $1.1 million.  This compares to an income tax provision of $2.4 million for the same period in 2013.  The changes in the provision for income taxes for the three months ended March 31, 2014, as compared to the corresponding period in 2013, can be attributed to the incremental changes in the components of earnings before taxes discussed above, most notably due to the merger, restructure, and integration expenses incurred in 2014 related to the merger with MISN.  The Company’s effective tax rate was (37.9)% for the three months ended March 31, 2014.  The effective tax rate for the corresponding period in 2013 was 39.1%.  Excluding the impact of the merger and integration expenses in 2014, the effective tax rate would have been 38.4% for the three months ended March 31, 2014.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard.  Management evaluates the realizability of the deferred tax assets on a quarterly basis.  Please see Note 7. Income Taxes, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional information concerning the Company’s deferred tax assets.

Heritage Oaks Bancorp | - 42 -

Financial Condition

At March 31, 2014, total assets were approximately $1.7 billion.  This represents an increase of $459 million or 38% from that reported at December 31, 2013, of which $454 million was attributable to the merger with MISN.

At March 31, 2014, total deposits were approximately $1.366 million or approximately $392 million, or 40%, more than that reported at December 31, 2013.  The merger with MISN contributed $372 million to total deposits this quarter.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $65.9 million and $26.2 million at March 31, 2014 and December 31, 2013, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.  On February 28, 2014, $37.6 million in cash and cash equivalents were acquired in conjunction with the MISN merger.

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

The following table provides a summary of investment securities by securities type:

	March 31, 2014		December 31, 2013
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$10,998	$10,960	$6,243	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	238,563	235,765	186,981	182,931
Non-agency	6,745	6,907	10,924	11,032
State and municipal securities	64,519	64,383	51,532	50,030
Corporate debt securities	3,256	3,259	-	-
Asset backed securities	26,913	26,703	26,935	26,594

Total	$350,994	$347,977	$282,615	$276,795

At March 31, 2014, the fair value of the investment portfolio was approximately $348.0 million, or $71.2 million higher than that reported at December 31, 2013.  The increase in the balance of the portfolio can be attributed to the $76.2 million in investments received in the merger with MISN.  Also during the quarter, the Bank sold $15.6 million of securities from the portfolio at approximately no gain or loss.

Securities available for sale are carried at fair value with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At March 31, 2014, the securities portfolio had unrealized losses, net of taxes, of approximately $1.8 million, an improvement of approximately $1.6 million from that reported at December 31, 2013.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from economic conditions. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.

Heritage Oaks Bancorp | - 43 -

The majority of the Company’s mortgage backed securities were issued by The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At March 31, 2014, approximately $235.8 million or 97.2% of the Company’s mortgage related securities were issued by a government agency and government sponsored entities.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

(dollar amounts in thousands)
March 31, 2014	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$313	$408	$7,931	$2,308	$10,960
Mortgage backed securities
U.S. government sponsored entities and agencies	33,738	92,135	49,212	60,680	235,765
Non-agency	375	4,976	1,556	-	6,907
State and municipal securities	3,005	18,888	40,342	2,148	64,383
Corporate debt securities	-	2,014	1,245	-	3,259
Asset backed securities	-	-	14,809	11,894	26,703
Total available for sale securities	$37,431	$118,421	$115,095	$77,030	$347,977

Amortized cost	$37,605	$119,112	$115,777	$78,500	$350,994

Weighted average yield	1.83%	2.14%	2.41%	2.64%	2.31%

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At March 31, 2014 and December 31, 2013, the Company held approximately $6.9 million and $4.7 million, respectively, in FHLB stock.  The increase of FHLB stock from year-end 2013 was due to FHLB stock acquired in the MISN merger.

Loans

Summary of Market Conditions

The addition of a new sales team focused on our region’s largest industry—agriculture—as well as the commercial and small business segments of the market, and single-family mortgages, has contributed to net loan growth in each quarter since the second quarter of 2012.  We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, along with our new sales team, our expansion into Ventura County with the opening of a loan production office in August 2012, expansion in Santa Barbara County with the opening of a loan production office in Goleta in early 2013, should contribute to continued growth in our loan portfolio.  In addition to this organic growth in our loan portfolio, the majority of the growth in the loan portfolio for the first quarter of 2014 came from loans acquired in the MISN merger of $280.8 million (as of February 28, 2014).  Although we may be starting to see some signs of stabilization in the local economies in which the Company operates, management realizes that a renewed decline in the global, national, state or local economies may further negatively impact local borrowers, as well as negatively impact values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration.  The Bank employs stringent lending standards and remains very selective with regard to loan originations, including CRE, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment.  The Company is focused on monitoring credit in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

Heritage Oaks Bancorp | - 44 -

Credit Quality

The Company’s primary business is the extension of credit to individuals and businesses and the safekeeping of customers’ deposits. The Company’s policies concerning the extension of credit require risk analysis, including an extensive evaluation of the purpose for the loan request and the borrower’s ability and willingness to repay the Bank as agreed. The Company also considers other factors when evaluating whether or not to extend new credit to a potential borrower. These factors include the current level of diversification in the loan portfolio and the impact that funding a new loan will have on that diversification, legal lending limit constraints and any regulatory limitations concerning the extension of certain types of credit.

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans.  An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company’s operating results.  See also Note 5, Loans. of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for a more detailed discussion concerning credit quality, including the Company’s related policy.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At March 31, 2014, mortgage correspondent loans (loans held for sale) totaled approximately $6.3 million, $3.9 million less than that reported at December 31, 2013.  The decrease in mortgage correspondent loans is reflective of continued declines in mortgage loan originations and refinancings in the last several months due to higher mortgage interest rates.

Summary of Loan Portfolio

At March 31, 2014, total gross loan balances were $1,114.1 million.  This represents an increase of approximately $286.6 million, or 34.6%, from the $827.5 million reported at December 31, 2013 and marks the eighth consecutive quarter of loan growth.  The MISN merger accounts for $280.8 million of the increase in gross loans this quarter.

Heritage Oaks Bancorp | - 45 -

The following table provides total gross loans by product type:

	March 31,		December 31,
	2014		2013		Variance
(dollar amounts in thousands)	amount	percentage	amount	percentage	dollar	percentage
Real Estate Secured
Multi-family residential	$47,610	4.3%	$31,140	3.8%	$16,470	52.89%
Residential 1 to 4 family	111,776	10.0%	88,904	10.7%	22,872	25.73%
Home equity line of credit	41,301	3.7%	31,178	3.8%	10,123	32.47%
Commercial	580,990	52.2%	432,203	52.1%	148,787	34.43%
Farmland	66,149	5.9%	50,414	6.1%	15,735	31.21%

Total real estate secured	847,826	76.1%	633,839	76.5%	213,987	33.76%

Commercial
Commercial and industrial	146,710	13.2%	119,121	14.4%	27,589	23.16%
Agriculture	57,632	5.2%	32,686	4.0%	24,946	76.32%
Other	753	0.1%	38	0.0%	715	1881.58%

Total commercial	205,095	18.5%	151,845	18.4%	53,250	35.07%

Construction
Single family residential	6,035	0.5%	3,873	0.5%	2,162	55.82%
Single family residential - Spec.	620	0.1%	1,153	0.1%	(533)	-46.23%
Multi-family	3,946	0.4%	736	0.1%	3,210	436.14%
Hospitality	3,088	0.3%	-	0.0%	3,088	0.00%
Commercial	9,042	0.7%	7,937	1.0%	1,105	13.92%

Total construction	22,731	2.0%	13,699	1.7%	9,032	65.93%

Land	27,908	2.5%	24,523	3.0%	3,385	13.80%
Installment loans to individuals	10,323	0.9%	3,246	0.4%	7,077	218.02%
Overdrafts	187	0.0%	332	0.0%	(145)	-43.67%

Total gross loans	1,114,070	100.0%	827,484	100.0%	286,586	34.63%

Deferred loan fees	(1,426)		(1,281)		(145)	11.32%
Reserve for loan losses	(17,968)		(17,859)		(109)	0.61%

Total net loans	$1,094,676		$808,344		$286,332	35.42%

Loans held for sale	$6,345		$2,386		$3,959	165.93%

Heritage Oaks Bancorp | - 46 -

Real Estate Secured Loans

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio by type of real estate:

	March 31, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
Real Estate Secured
Retail	60,012	1	$60,013	6.7%	36.6%	73	4,614	23,127
Professional	49,080	76	49,156	5.5%	29.9%	106	4,200	20,328
Hospitality	131,442	2,412	133,854	15.0%	81.6%	58	10,209	11,514
Multi-family	47,610	687	48,297	5.4%	29.4%	49	5,144	-
Home equity lines of credit	41,300	29,868	71,168	8.0%	43.4%	483	1,492	30,164
Residential 1 to 4 family	111,777	3,424	115,201	13.0%	70.2%	250	2,864	70,058
Farmland	66,149	4,527	70,676	7.9%	43.1%	52	6,149	30,375
Healthcare / medical	36,038	167	36,205	4.1%	22.1%	48	7,500	20,911
Restaurants and other food services	10,509	-	10,509	1.2%	6.4%	19	2,393	8,995
Other commercial	197,956	659	198,615	22.4%	120.9%	226	9,250	79,778
Other	95,953	218	96,171	10.8%	58.6%	71	13,713	42,766

Total real estate secured	$847,826	$42,039	$889,865	100.0%	542.2%	1,435	$13,713	$338,016

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2014.

As of March 31, 2014, real estate secured portfolios represented approximately $847.8 million or 76.1% of total gross loans.  When compared to that reported at December 31, 2013, this represents an increase of approximately $214.0 million, or 33.8%, of which $203.4 can be attributed to the MISN merger.

As of March 31, 2014, a total of $51.0 million of the real estate secured portfolio was risk graded as special mention or substandard, with the largest single component being the commercial segment, which represented $44.9 million.  This compares to $22.9 million of the real estate secured balance and $18.1 million of CRE loans being risk graded special mention or substandard as of December 31, 2013.  Special mention and substandard real estate secured loans acquired in the MISN merger totaled $23.5 million, of which $20.8 million were in the commercial segment.  At March 31, 2014 and December 31, 2013, real estate secured balances, including undisbursed commitments, represented 542% and 526% of the Bank’s total risk-based capital. The increase in this percentage not only reflects impacts of the MISN merger, but also the increase in real estate lending over the first three months of the year.

At March 31, 2014, approximately $338.0 million, or 39.9%, of the real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp | - 47 -

Commercial Loans

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio by business type:

	March 31, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$6,550	$3,332	$9,882	3.9%	6.0%	39	2,000
Oil gas and utilities	1,655	2,180	3,835	1.5%	2.3%	10	888
Construction	12,273	23,415	35,688	14.2%	21.7%	159	5,000
Manufacturing	19,156	11,247	30,403	12.1%	18.5%	125	3,000
Wholesale and retail	17,488	10,246	27,734	11.1%	16.9%	156	2,454
Transportation and warehousing	5,423	3,108	8,531	3.4%	5.2%	77	1,188
Media and information services	4,060	955	5,015	2.0%	3.1%	22	1,500
Financial services	7,192	3,068	10,260	4.1%	6.3%	41	3,000
Real estate / rental and leasing	21,375	15,081	36,456	14.6%	22.3%	113	6,522
Professional services	20,356	15,759	36,115	14.4%	22.0%	206	2,600
Healthcare / medical	8,312	7,719	16,031	6.4%	9.8%	112	11,464
Restaurants / hospitality	11,626	4,182	15,808	6.3%	9.6%	94	4,600
All other	11,244	3,769	15,013	6.0%	9.1%	169	2,792

Commercial and industrial	$146,710	$104,061	$250,771	100.0%	152.8%	1,323	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains oustanding as of March 31, 2014

At March 31, 2014, C&I loans represented approximately $146.7 million or 13.2% of total gross loan balances.  This represents an increase of approximately $27.6 million, or 23.2%, from December 31, 2013.  The year to date increase is primarily attributed to the MISN merger, which added $34.6 million of C&I loans.  The ratio of total C&I loan balances, including undisbursed commitments, to risk-based capital decreased from 158% at December 31, 2013 to 153% at March 31, 2014.

The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.  As of March 31, 2014, a total of $15.9 million of the C&I portfolio was risk graded as special mention or substandard.  This compares to $13.1 million of the C&I portfolio being risk graded special mention or substandard as of December 31, 2013.  The increase in the C&I special mention and substandard loans, from December 31, 2013 is attributable to loans acquired in the MISN merger.

Heritage Oaks Bancorp | - 48 -

Agriculture Loans

The following table provides a break-down of the types of agriculture loans in the Company’s commercial loan portfolio:

	March 31, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Agriculture
Vegetable and mellon farming	9,854	5,324	$15,178	16.5%	9.2%	16	4,000
Fruit and tree nut farming	25,137	5,914	31,051	33.8%	19.0%	27	6,470
Other crop farming	213	1,004	1,217	1.3%	0.7%	4	650
Animal production	2,882	5,233	8,115	8.8%	4.9%	46	1,112
Support activities for agriculture	4,997	1,720	6,717	7.3%	4.1%	19	1,800
Food manufacturing	3,774	5,836	9,610	10.4%	5.9%	24	3,000
Wholesale merchants	6,590	9,026	15,616	17.0%	9.5%	12	6,517
Transportation and warehousing	47	-	47	0.1%	0.0%	2	25
All other	4,137	303	4,440	4.8%	2.7%	8	1,750

Agriculture	$57,631	$34,360	$91,991	100.0%	56.0%	158	$6,517

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2014.

At March 31, 2014, the agriculture portfolio totaled approximately $57.6 million, or 5.2%, of total gross loan balances, which represents an increase of $24.9 million, or 76.3%, when compared to that reported at December 31, 2013.  The increase in the portfolio is primarily associated with the MISN merger, which provided an additional $18.2 million of agriculture loans, as well as advances against new and existing loans originated by our new agriculture lending team outpacing loan payment activity.  At March 31, 2014 and December 31, 2013, the agriculture portfolio, including undisbursed commitments, represented 56% and 48%, respectively, of the Bank’s total risk-based capital.  The increase in this percentage reflects not only the impacts of the merger but also the normal seasonal increase in agriculture lending over the first three months of the year.

As of March 31, 2014, a total of $2.7 million of the agriculture portfolio was risk graded as special mention or substandard.  This compares to $1.4 million of the agriculture portfolio being risk graded special mention or substandard as of December 31, 2013.  The increase in the special mention and substandard risk grades of agriculture loans is attributable to loans acquired in the MISN merger.

Construction Loans

The following table provides a break-down of the construction loan segment of the Company’s loan portfolio by property type:

	March 31, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$6,035	$2,419	$8,454	18.1%	5.2%	14	$2,250
Single family residential - Spec.	620	1,134	1,754	3.8%	1.1%	1	1,754
Multi-family	3,946	2,781	6,727	14.4%	4.1%	2	6,449
Commercial	9,042	12,101	21,143	45.3%	12.8%	6	8,000
Hospitality	3,088	5,497	8,585	18.4%	5.2%	2	5,000

Total construction	$22,731	$23,932	$46,663	100.0%	28.4%	25	$8,000

At March 31, 2014, the construction portfolio represented approximately $22.7 million, or 2.0%, of total gross loan balances, an increase of $9.0 million, or 65.9%, from that reported at December 31, 2013. This increase is due to the MISN merger, which included $12.0 million of construction loans as of the merger date.  Construction loans are typically granted for a one year period and then refinanced into permanent loans with varying maturities at the completion of the construction project.  The ratio of total construction loans, including undisbursed commitments, to risk-based capital increased from 20.8% at December 31, 2013 to 28.4% at March 31, 2014.

Heritage Oaks Bancorp | - 49 -

As of March 31, 2014, as at December 31, 2013, there were no construction loans risk graded as special mention or substandard.

Land Loans

The following table provides a break-down of the land segment of the Company’s loan portfolio by property type:

	March 31, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$2,937	$-	$2,937	10.3%	1.8%	25	$299
Single family residential - Spec.	584	-	584	2.0%	0.4%	5	303
Tract	10,556	105	10,661	37.2%	6.5%	9	10,673
Land - Multifamily	2,852	640	3,492	12.2%	2.1%	3	3,100
Commercial	10,403	-	10,403	36.3%	6.3%	24	1,424
Hospitality	576	-	576	2.0%	0.4%	1	599

Total land	$27,908	$745	$28,653	100.0%	17.5%	67	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2014.

At March 31, 2014, the land portfolio represented approximately $27.9 million, or 2.5%, of total gross loan balances, an increase of $3.4 million, or 13.8%, from the corresponding balance reported at December 31, 2013.  A total of $4.0 million of land loans were acquired in the MISN merger during the quarter.  The ratio of total land loans, including undisbursed commitments, to risk-based capital decreased from 20.0% at December 31, 2013 to 17.5% at March 31, 2014.

As of March 31, 2014, a total of $11.3 million of the land portfolio was risk graded as special mention or substandard.  This compares to $9.3 million of the land portfolio being risk graded special mention or substandard as of December 31, 2013.

Consumer Installment Loans

At March 31, 2014, the installment loan portfolio totaled approximately $10.3 million compared to the $3.2 million reported at December 31, 2013.  This increase is due to the MISN merger, which included $8.6 million of consumer installment loans as of the merger date.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Heritage Oaks Bancorp | - 50 -

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

			Due Over	Due Over	Due Over
(dollar amounts in thousands)	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
March 31, 2014	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$173	$1,880	$5,329	$1,543	$29,493	$9,192	$47,610
Residential 1 to 4 family	1,084	2,809	8,400	12,255	53,464	33,764	111,776
Home equity line of credit	22,388	1,883	2,552	2,046	4,027	8,405	41,301
Commercial	15,952	20,277	66,246	88,301	377,066	13,148	580,990
Farmland	5,903	1,499	7,641	12,142	38,861	103	66,149
Commercial
Commercial and industrial	21,541	43,557	18,624	31,019	30,184	1,785	146,710
Agriculture	28,261	20,994	2,225	3,181	2,971	-	57,632
Other	1	3	695	54	-	-	753
Construction
Single family residential	2,106	3,471	458	-	-	-	6,035
Single family residential - Spec.	-	620	-	-	-	-	620
Multi-family	-	3,668	-	278	-	-	3,946
Hospitality	-	-	-	-	3,088	-	3,088
Commercial	7,844	100	299	799	-	-	9,042
Land	13,170	5,006	6,835	2,897	-	-	27,908
Installment loans to individuals	759	139	603	547	7,325	950	10,323
Overdrafts	187	-	-	-	-	-	187

Total loans, gross	$119,369	$105,906	$119,907	$155,062	$546,479	$67,347	$1,114,070

Variable rate loans (1)	99,545	85,684	58,021	72,525	345,872	62,433	724,080
Fixed rate loans	19,824	20,222	61,886	82,537	200,607	4,914	389,990

Total loans, gross	$119,369	$105,906	$119,907	$155,062	$546,479	$67,347	$1,114,070

(1)          Variable rate loans include $503.1 million of variable rate loans that are at or below their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

Allowance for Loan and Lease Losses

The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date.  The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio.  In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This methodology takes into account many factors, including the Company’s own historical loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends.  The process involves subjective as well as complex judgments.  The Company uses a “stake in the ground” loss experience which covers the Company’s own losses for the period from October 2009 through current quarter end in analyzing an appropriate reserve factor for all loans.  In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others.  The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.

The ALLL is increased by provisions for loan and lease losses charged to earnings and decreased by loan and lease charge-offs, net of recovered balances.  Please see Note 5. Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013, for a detailed discussion concerning the Company’s methodology for determining an adequate ALLL.  Please also see Note 1. Summary of Significant Accounting Policies, of the Condensed Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013, for additional discussion concerning the ALLL, loan charge-offs, and credit risk management.

Heritage Oaks Bancorp | - 51 -

The Company allocates the ALLL across product types within the loan portfolio. The following table provides a summary of the ALLL and its allocation to each major product type of the loan portfolio, as well as the proportion that each major category’s ALLL represents as a percentage of the gross loan balances in the category:

	March 31,				December 31,
	2014		2013		2013
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$236	0.5%	$77	0.4%	$239	0.8%
Residential 1 to 4 family	1,451	1.3%	841	1.8%	1,225	1.4%
Home equity line of credit	143	0.3%	172	0.5%	147	0.5%
Commercial	6,489	1.1%	4,765	1.2%	6,456	1.5%
Farmland	931	1.4%	259	1.0%	958	1.9%
Commercial
Commercial and industrial	3,504	2.4%	5,776	4.8%	3,653	3.1%
Agriculture	1,394	2.4%	944	3.4%	1,128	3.5%
Construction
Single family residential	45	0.7%	84	1.0%	37	1.0%
Single family residential - Spec.	8	1.3%	3	0.0%	24	2.1%
Multi-family	7	0.2%	17	2.3%	17	2.3%
Commercial	87	1.0%	40	7.3%	180	2.3%
Land	3,155	11.3%	4,567	19.2%	3,402	14.1%
Installment loans to individuals	87	0.8%	101	2.3%	99	3.1%
Overdrafts	26	13.9%	33	18.2%	32	9.6%
Unallocated	405		64		262

Total allowance for loan and lease losses	$17,968	1.6%	$17,743	2.5%	$17,859	2.2%

The Company acquired MISN on February 28, 2014 and the loans and leases acquired are recorded according to the guidance under ASC 805, “Accounting for Acquisitions.”  The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, “Accounting for Purchase Credit Impaired Loans and Leases.”  During the quarter ended February 28, 2014, there was no provision for loan and lease losses or ALLL related to these loans as they were acquired at an aggregate $9.9 million, or 3.4%, discount to the aggregated unpaid principal balances.  As of March 31, 2014, the remaining unaccreted discount on the acquired MISN loans was $9.5 million.  Of the total loans acquired through the MISN transaction only 5.7% are designated as purchased credit impaired (“PCI”).  These PCI loans carried an average 23.2% discount at acquisition.  The remaining 94.3% of loans are accounted for under ASC310 “Receivables” and carried an average discount of 2.3% at acquisition.  The Company may need to recognize provisions for loan and lease losses in the future if there is further deterioration in these loans after the purchase date such that the impairment exceeds the non-accretable yield and purchase discount.  On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the MISN, acquisition, for potential impairment or improvement in credit which may require a reclassification of the non-accretable yield to accretable yield.

While the balance of the ALLL increased modestly during the first three months of 2014 due largely to net recoveries for the period, it decreased by 91 basis points as a percentage of gross loans, as compared to the corresponding period in 2013, primarily due to the fact that no ALLL has been provided for the MISN loans acquired at February 28, 2014 and also because the credit quality of the legacy Heritage Oaks portfolio has improved over the last year.  The improvement in the credit quality of the legacy Heritage Oaks portfolio is reflected in a number of indicators, all of which have trended favorably over the last year, and virtually all of which are at or near their lowest levels since the credit crisis peaked in 2010.  The indicators we believe are most indicative of the improving credit quality of the legacy Heritage Oaks portfolio include: the level of substandard and doubtful loans, which have declined $19.1 million or 39.2% since the first quarter of 2013; the level of Heritage Oaks’ legacy non-accrual loans, which have declined $3.0 million, or 24.5% since the first quarter of 2013; and the ratio of classified assets to Tier 1 capital plus the ALLL, which has improved from 32.17%, to 28.1% since the first quarter of 2013.

Heritage Oaks Bancorp | - 52 -

The following table details changes in the ALLL for the periods indicated:

	For the Three Months
	Ended March 31,
(dollars amounts in thousands)	2014	2013
Balance, beginning of period	$17,859	$18,118
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	92	-
Commercial
Commercial and industrial	-	339
Construction	-	169
Land	-	34
Installment loans to individuals	2	118
Total Charge-offs	94	660

Recoveries:
Real Estate Secured
Residential 1 to 4 family	-	30
Home equity line of credit	3	3
Commercial	13	75
Farmland	-	8
Commercial
Commercial and industrial	168	125
Agriculture	7	11
Construction	-	-
Land	7	3
Installment loans to individuals	5	30
Total recoveries	203	285

Net (recoveries) charge-offs	(109)	375

Balance, end of period	$17,968	$17,743

Gross loans, end of period	$1,114,070	$704,880
Allowance for loan and lease losses to total gross loans	1.61%	2.52%
Net (recoveries) charge-offs to average loans	-0.05%	0.22%

Net recoveries during the three months ended March 31, 2014 totaled $0.1 million.  This compares to net charge-offs of approximately $0.4 million, reported for the corresponding period last year.  The charge-offs during the three months ended March 31, 2013 were largely attributable to a number of small loan relationships, as well as a $0.2 million loss realized on the sale of collateral for the loan transferred into OREO in the first quarter of 2013.

Annualized net (recoveries) to average loans for the three months ended March 31, 2014 were (0.05%).  This compares to net charge-offs of 0.22%, reported for the corresponding period in 2013.  At March 31, 2014, the ALLL represented 1.61% of total gross loans compared to the 2.16% reported at December 31, 2013.  The decline is due both to improvements in the credit profile of the existing Heritage Oaks’ loan portfolio and to the impact of MISN acquired loans on this ratio.  MISN acquired loans are included in gross loans but have no ALLL as they are carried at their fair market value.

The ALLL that was collectively evaluated for impairment on originated loans and leases at March 31, 2014 was $14.4 million, or 1.74% of total originated loans and leases, $14.4 million or 1.76% of total original loans and leases as of December 31, 2013 and $12.0 million or 1.71% at March 31, 2013.  Including the non-credit impaired loans acquired through the MISN acquisition; ALLL that was collectively evaluated for impairment was $14.4 million as of March 31, 2014, which represents 1.32% of the total of such loans and leases.  The qualitative component of the ALLL that was collectively evaluated for impairment was $4.7 million or 0.57% at March 31, 2014, $4.1 million or 0.51% at December 31, 2013 and $3.0 million or 0.43% at March 31, 2013 as a percentage of originated loans and leases. The qualitative factors increased on a dollar and percentage basis over the last year primarily due to the potential impacts resulting from the concentration in CRE loans and of the prolonged California drought on our loan portfolio. The component of the ALLL that was for originated loans and leases individually evaluated for impairment was $3.2 million at March 31, 2014 compared to $3.1 million at December 31, 2013 and $5.7 million at March 31, 2013.   An unallocated ALLL of $405 thousand was held at March 31, 2014, as compared to $257 thousand as of December 31, 2013 and $64 thousand as of March 31, 2013.  The Company provided no provision for loan and lease losses during the quarters ended March 31, 2014, and March 31, 2013.

Heritage Oaks Bancorp | - 53 -

As of March 31, 2014, management believes that the ALLL was sufficient to cover current estimable losses in the Company’s loan portfolio.

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See Note 5. Loans, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning non-performing loans, as well as a discussion concerning credit quality.

The following table provides a summary of non-performing loans and foreclosed assets:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Non-Performing Loans:
Residential 1-4 family	$105	$449
Commercial real estate	485	672
Commercial and industrial	2,786	2,180
Agriculture	727	789
Land	5,813	5,910
Installment	21	117

Total non-performing loans	$9,937	$10,117

Other real estate owned	$313	$-

Total non-performing assets	$10,250	$10,117

TDRs
Accruing	$6,246	$5,853
Included in non-performing loans	8,018	7,076

Total TDRs	$14,264	$12,929

Ratio of allowance for loan and lease losses to total gross loans	1.61%	2.16%
Ratio of non-performing loans to total gross loans	0.89%	1.22%
Ratio of non-performing assets to total assets	0.62%	0.84%

At March 31, 2014, the balance of non-accruing loans was approximately $9.9 million or $0.2 million lower than that reported at December 31, 2013.  The decrease in non-accruing loans is primarily due to $1.0 million of paydowns on non-accruing loans during the quarter, net of $0.7 million of additions from the MISN transaction.

Heritage Oaks Bancorp | - 54 -

The following tables reconcile the change in total non-accruing balances:

	Balance	Additions to	Additions		Transfers to		Balance
	December 31,	Non-Accruing	due to	Net	Foreclosed	Net	March 31,
(dollar amounts in thousands)	2013	Balances	merger	Paydowns	Collateral	Charge-offs	2014
Real Estate Secured
Residential 1 to 4 family	$449	$-	$-	$(4)	$(248)	$(92)	$105
Commercial	672	-	137	(324)	-	-	485
Commercial
Commercial and industrial	2,180	355	568	(317)	-	-	2,786
Agriculture	789	-	-	(62)	-	-	727
Land	5,910	-	-	(97)	-	-	5,813
Installment loans to individuals	117	2	-	(96)	-	(2)	21

Totals	$10,117	$357	$705	$(900)	$(248)	$(94)	$9,937

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing	Net	March 31,
(dollar amounts in thousands)	2012	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$835	$-	$(231)	$-	$(364)	$-	$240
Home equity line of credit	58	-	(1)	-	-	-	57
Commercial	928	-	(33)	-	(192)	-	703
Farmland	1,077	-	(1,077)	-	-	-	-
Commercial
Commercial and industrial	4,334	356	(458)	-	(238)	(339)	3,655
Agriculture	907	-	(65)	-	(11)	-	831
Construction
Commercial	1,380	-	-	(1,211)	-	(169)	-
Land	7,505	49	(126)	-	(754)	(34)	6,640
Installment loans to individuals	285	70	(4)	(88)	(44)	(118)	101

Totals	$17,309	$475	$(1,995)	$(1,299)	$(1,603)	$(660)	$12,227

Heritage Oaks Bancorp | - 55 -

Goodwill

The following table summarizes the consideration paid for MISN, the amounts of assets acquired and liabilities assumed and the resulting goodwill recognized at the acquisition date:

(dollar amounts in thousands)	February 28, 2014
Consideration Paid
Cash payments for MISN shares outstanding	$2,554
Cash payments for MISN warrants	5,766
Cash payments for MISN options	387
Shares issued, @ $7.99 per share	60,255
Total consideration	68,962
Net Assets pre-acquistion	41,526
Fair value adjustments:
Loans receivable	$(9,879)
Allowance for loan and lease losses	4,441
Fixed Assets	422
Core deposit intangible	5,060
Deferred taxes assets, net	11,972
Other assets	(279)
Certificates of deposit purchase premium	(78)
Federal Home Loan Bank advances	(71)
Junior subordinated debentures	3,444
Lease liability	(1,217)
Other liabilities	250
Total fair value adjustments	14,065
Fair value of net assets acquired	55,591
Excess of consideration paid over fair value of net assets acquired, i.e., goodwill	$13,371

The goodwill of $13.4 million arising from the acquisition represents the additional consideration paid above the fair market value of net assets acquired.  As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes.

Other Real Estate Owned (OREO)

At March 31, 2014 the Company held $0.3 million of OREO, comprised of a 1-to-4 family residential property foreclosed on during the first quarter of 2014 and one property acquired in the MISN merger, which had been carried at fair value by MISN, so no fair value adjustment was recognized in conjunction with the merger.  As of December 31, 2013, the Company held no OREO.  As was previously noted, the Company did foreclose on a single loan in the first quarter of 2013, and sold the underlying collateral within the same quarter at a loss of $0.2 million, which was reflected as a charge-off against the ALLL.  See also Note 9. Other Real Estate Owned, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning OREO.

Heritage Oaks Bancorp | - 56 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	March 31,	December 31,	Variance
(dollar amounts in thousands)	2014	2013	dollar	percentage
Non-interest bearing deposits	$443,922	$291,856	$152,066	52.10%
Interest bearing deposits:
NOW accounts	108,604	87,298	21,306	24.41%
Other savings deposits	94,627	42,648	51,979	121.88%
Money market deposit accounts	422,728	332,272	90,456	27.22%
Time deposits	295,948	219,821	76,127	34.63%

Total deposits	$1,365,829	$973,895	$391,934	40.24%

As indicated in the table above total deposit balances at March 31, 2014 were approximately $1.37 billion.  This represents an increase of approximately $391.9 million, or 40.2%, when compared to that reported at December 31, 2013.  The MISN merger contributed $371.5 million to deposit growth this quarter, including $137.6 million in non-interest bearing deposits.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding.  At March 31, 2014, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 85.1% of total deposits, up from the 84.7% reported at December 31, 2013, due largely to core deposits acquired in the MISN merger.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At March 31, 2014, FHLB borrowings were $85.6 million or $2.9 million lower than that reported at December 31, 2013.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity. The decrease in the level of FHLB borrowings in 2014 was the result of maturities of short-term borrowings that were not rolled over.

Capital

At March 31, 2014, the balance of shareholders’ equity was approximately $186.6 million.  This represents an increase of approximately $60.2 million over that reported at December 31, 2013.  The year to date change was primarily attributable to 7,541,326 shares issued at a price of $7.99 per common share as part of the consideration in the MISN merger, partially offset by $0.3 million of related stock issuance costs.  The other components of equity nearly offset each other as the $1.8 million quarterly loss recorded for the first quarter was offset by the reduction in other comprehensive loss attributable to the improvement in value of the securities portfolio, and adjustments related to share based compensation.

Dividends

The Company has not paid dividends on common stock in 2014 or 2013.

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

Heritage Oaks Bancorp | - 57 -

At March 31, 2014, the Company had $16.5 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These debt securities were issued to three different trusts, as follows:

	Amount	Book	Current	Issue	Scheduled	Call
(dollar amounts in thousands)	Issued	Value	Rate	Date	Maturity	Date
Heritage Oaks Capital Trust II	$8,248	$8,248	1.95%	27-Oct-06	Aug-37	Nov-11
Mission Community Capital Trust I	$3,093	$2,726	3.19%	14-Oct-03	Oct-33	Oct-08
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$2,097	1.72%	28-Apr-06	Jul-36	Jul-11

At March 31, 2014, the Company included $12.6 million of the debt securities in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding junior subordinated debt securities, see Note 11, Borrowings, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Beginning in April 2012 and through its termination in April 2013, the Bank operated subject to the terms of a MOU with the FDIC and the DFI, which replaced the Consent Order stipulated to in March 2010.  Under the MOU the Bank agreed to continue to adhere to the 10.0% Tier 1 leverage ratio previously set by the Consent Order.  With the termination of the MOU in April 2013, the need to continue to adhere to the 10% leverage ratio was removed.  See also Note 19, Regulatory Matters, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to the Consent Order and Written Agreement as they pertain to these requirements.

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios, which reflect that both the Company and Bank meet the criteria to be considered “well capitalized”:

	Regulatory Standard	March 31, 2014		December 31, 2013		March 31, 2013
	Well	Heritage Oaks		Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Leverage ratio	5.00%	11.64%	11.25%	10.20%	9.82%	12.72%	12.36%
Tier I capital to risk weighted assets	6.00%	12.25%	11.84%	12.91%	12.42%	16.50%	15.99%
Total capital to risk weighted assets	10.00%	13.50%	13.10%	14.17%	13.68%	17.76%	17.26%

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

At March 1, 2014, regulatory capital increased concurrent with average assets and risk weighted assets due to the common stock issuance and incorporation of the MISN balance sheet into our existing balance sheet.  The impact of the MISN transaction, net of normal quarterly fluctuations to regulatory capital derived from earnings and share based compensation, was an increase to the Company’s leverage ratio of 144 basis points to 11.64% at March 31, 2014 as compared to prior quarter-end.  This increase however, is only temporary and is driven by the muted impact to the denominator of this ratio due to the amount of time that MISN assets were included in our average assets.  After adjusting our leverage ratio to include the benefit of average assets for the full quarter, the first quarter 2014 proforma leverage ratio would have been normalized by 183 basis points to an estimated 9.81%.  Because risk based capital ratios are not based on average quarterly assets neither our Tier I Risk Based ratio nor our Total Risk Based Capital Ratio were impacted by the issue discussed regarding our leverage ratio.  The Company’s Tier 1 Risk Based Capital Ratio and Total Risk Based Capital Ratio decreased by 66 and 67 basis points to 12.25% and 13.50%, respectively due primarily to the impact of the MISN acquisition and secondarily to the impact of the net loss for the first quarter of 2014.

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

Heritage Oaks Bancorp | - 58 -

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a more detailed discussion of these financial instruments, refer to Note 18, Commitments and Contingencies, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the ordinary course of business, the Company is a party to various operating leases, including an office building lease obligation that was assumed in the MISN merger and expires in 2024.  Monthly rentals under this lease are currently approximately $43,000, subject to annual escalation based on the Consumer Price Index.  For a more detailed discussion of these financial instruments, refer to Note 18, Commitments and Contingencies, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $16.0 million and $17.0 million at March 31, 2014 and December 31, 2013, respectively.  For a more detailed discussion of these financial instruments refer to Note 18, Commitments and Contingencies, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Additionally at March 31, 2014 and December 31, 2013, the Company had undisbursed loan commitments made in the ordinary course of business totaling $239.7 million and $181.5 million, respectively.  At both March 31, 2014 and December 31, 2013, the Company’s allowance for losses on unfunded commitments was $0.4 million.

In connection with the $8.25 million in debt securities issued to Heritage Oaks Capital Trust II the Company issued a full and unconditional payment guarantee of certain accrued distributions by Heritage Oaks Capital Trust II.  Similarly, for the $8.25 million in par value of trust preferred securities that the Company assumed as part of the merger with MISN, the Company is the full and unconditional guarantor of distributions of the issuing trusts.  There are no Special Purpose Entity trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At March 31, 2014, these credit lines totaled $62.0 million and are unsecured.  Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of March 31, 2014, the borrowing availability related to this facility was $9.8 million.  At March 31, 2014, the Bank had no borrowings against the credit lines or the FRB facility.  As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $332.5 million at March 31, 2014, in addition to the $85.5 million currently outstanding.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows.  As of March 31, 2014, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes as a percentage of deposits and other liabilities was 31.0% at March 31, 2014 compared to 26.3% at December 31, 2013.  The ratio of gross loans to deposits, another key liquidity ratio, decreased to 81.6% at March 31, 2014 compared to 85.0% at December 31, 2013, due to the MISN acquisition.

Heritage Oaks Bancorp | - 59 -

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

Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level, other than $13.1 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of March 31, 2014.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall.  The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2014 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

Heritage Oaks Bancorp | - 60 -

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

(dollar amounts in thousands)	Rate Shock Scenarios
March 31, 2014	-100bp	Base	+100bp	+200bp
Net interest income	$64,249	$64,129	$64,910	$66,135
$ Change from base	$120	$-	$781	$2,006
% Change from base	0.19%	0.00%	1.22%	3.13%

It is important to note that the above table is a summary of several forecasts, actual results may vary from any of the forecasted amounts and such difference may be material and adverse. The forecasts are based on estimates and assumptions made by management that may turn out to be incorrect and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the foregoing. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

(dollar amounts in thousands)
March 31, 2014		Percent of
Rate Type	Balance	Total
Variable - daily	$117,736	10.6%
Variable other than daily	605,617	54.3%
Fixed rate	390,717	35.1%

Total gross loans	$1,114,070	100.0%

The table above identifies approximately 10.6% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2014, approximately $722.1 million or 64.9% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio:

(dollars in thousands)
March 31, 2014		Percent of
Re-Pricing	Balance	Total
< 1 Year	$372,279	33.4%
1-3 Years	233,621	21.0%
3-5 Years	288,204	25.9%
> 5 Years	219,966	19.7%

Total gross loans	$1,114,070	100.0%

Heritage Oaks Bancorp | - 61 -

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the Prime Rate:

(dollar amounts in thousands)	Move in Prime Rate (bps)
March 31, 2014	+200	+250	+300	+350
Cumulative variable daily	$36,476	$53,080	$70,390	$91,440
Cumulative variable other than daily	246,655	303,508	355,357	388,735

Cumulative total variable at floor	$283,131	$356,588	$425,747	$480,175

Given the significant decline in prime rate over the last several years, many loans in the portfolio possess floors significantly higher than the current prime rate.  As indicated in the table above, the Company will need to see rates increase by 250 to 350 basis points before the majority of variable rate loans in the portfolio experience a rise in their interest rates above their floors, thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  During the last several years, the Company moved to protect net interest margin by implementing floors on new loan originations.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  However in a rising rate environment, management believes that these loan floors could result in compression of net interest margin and potentially a decline in net interest income.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Heritage Oaks Bancorp | - 62 -

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. (“Corona”) and related entities are seeking an unspecified amount in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter. The case has been consolidated with a related action by Robert Mann Packing, a supplier to and creditor of the plaintiffs, which alleges that the Bank breached an inter-creditor agreement between the Bank and Robert Mann Packing while collecting proceeds from Corona’s crop sales. The case is in the discovery phase. The Corona claims are potentially covered by the Bank’s insurance; the Robert Mann Packing claims are not covered. Although the cases have been consolidated, each case will be tried seperately. The Robert Mann Packing claim is set for trial in June, 2014 and the Corona claims are set for trial in July 2014.

Sandra Keller, et al vs. Heritage Oaks Bank,  et al, Superior Court of San Luis Obispo County, case no CV- 138124, filed 5/29/13. This is the identical complaint that was filed previously in the Federal court for the Central District of California and dismissed.  Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse. The complaint was unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacked any merit whatsoever.  The complaint asserts various causes of action arising from the sale by third parties of collateral for a CRE loan from the Bank and the pay-off of the Bank’s loan in that transaction.  The Bank was served with process in September 2013 and has demurred. The Bank does not expect the litigation to have a material impact on the Bank.

Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine litigation incidental to the business of the Company or the Bank.

The outcome of the litigation summarized above and other legal and regulatory matters is inherently uncertain.  While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our liquidity, reputation, consolidated financial position, results of operations, and/or stock price.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K, are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013.

Heritage Oaks Bancorp | - 63 -

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

Item 6.  Exhibits

(a) Exhibits:

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.3 Rule 13a-14(a)  Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.3 Section 1350  Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the three months ended March 31, 2014 and 2013 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2014 and 2013 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Heritage Oaks Bancorp | - 64 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: May 2, 2014

/s/ Simone Lagomarsino	/s/ Lonny D. Robinson
Simone Lagomarsino	Lonny D. Robinson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jason Castle
Jason Castle
Chief Accounting Officer
(Principal Accounting Officer)

Heritage Oaks Bancorp | - 65 -